Form 10-K
period 1993-12-31
FIRST FINANCIAL BANKSHARES INC
filed 1994-03-30
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K

                               ANNUAL REPORT

                  PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                            Commission File Number
   December 31, 1993                                             0-7674

                     FIRST FINANCIAL BANKSHARES, INC.
          (Exact Name of Registrant as Specified in its Charter)

           Texas                                             75-0944023
(State of Incorporation)                               (I.R.S. Employer
                                                        Identification No.)

400 Pine Street, Abilene, Texas                               79601
(Address of Executive Offices)                              (Zip Code)

               Registrant's Telephone Number (915) 675-7155

        Securities Registered Pursuant to Section 12(b) of the Act:

                                   None

        Securities Registered Pursuant to Section 12(g) of the Act:

                 Common Stock, Par Value $10.00 Per Share
                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X  .  No      .

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $135,477,693 as of March 18, 1994.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                 3,971,367


                    Documents Incorporated by Reference

                                   None

                             TABLE OF CONTENTS




Item                                                       Page


                                  PART I

 1.   Business . . . . . . . . . . . . . . . . . . . . . . . 1

 2.   Properties . . . . . . . . . . . . . . . . . . . . . .19

 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .21

 4.   Submission of Matters to a Vote of Security Holders. .21


                                  PART II

 5.   Market for Registrant's Common Stock and Related
        Security Holder Matters. . . . . . . . . . . . . . .21

 6.   Selected Financial Data. . . . . . . . . . . . . . . .22

 7.   Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . .23

 8.   Financial Statements and Supplementary Data. . . . . .31

 9.   Changes in and Disagreements with
        Accountants and Financial Disclosure . . . . . . . .50


                                 PART III

10.   Directors and Executive Officers of the Registrant . .50

11.   Director and Officer Compensation. . . . . . . . . . .53

12.   Security Ownership of Certain Beneficial
       Owners and Management . . . . . . . . . . . . . . . .58

13.   Certain Relationships and Related Transactions . . . .59


                                  PART IV

14.   Exhibits, Financial Statement Schedules
       and Reports on Form 8K. . . . . . . . . . . . . . . .59


Signatures



                                  PART I

Item 1. Business

     A. Organization and General Development of Business

     First Financial Bankshares, Inc. (the "Registrant" or "Bankshares"), is a Texas corporation duly registered as a multi-holding company under the Bank Holding Company Act of 1956, as amended. On December 31, 1993 Bankshares owned (through its wholly-owned Delaware subsidiary) all of the capital stock of six banks located in Texas: First National Bank of Abilene, Abilene, Texas ("First Abilene"); Hereford State Bank, Hereford, Texas ("Hereford"); First National Bank Sweetwater, Texas ("First Sweetwater"); Eastland National Bank, Eastland, Texas ("Eastland"); First National Bank in Cleburne, Cleburne, Texas ("First Cleburne"); and Stephenville Bank & Trust, Stephenville, Texas ("Stephenville").

     Bankshares was formed in 1956 at the direction of the Board of Directors of the Farmers and Merchants National Bank of Abilene (a national bank organized in Abilene, Texas, in 1889, changing its name to First National Bank of Abilene in 1957). The corporation's initial name was F & M Operating Company (F & M), and it was originally authorized to and did issue ten shares of stock having a par value of $100.00 each. The ten shares were issued to three officers of the Bank under a trust agreement by which the three trustees would hold the F & M stock for the ratable benefit of the shareholders of First National Bank of Abilene. The original purposes in organizing the corporation were to provide a separate entity to own, operate and maintain parking lots, parking garages, buildings and real estate, and to buy, sell and lease personal property such as bank notes and automobiles.

     In 1968, F & M purchased 200,000 shares of newly authorized and issued stock of Bank of Commerce, Abilene, Texas ("BOC"). The purchase was made after the State Banking Commission of Texas required that new capital funds be injected into BOC. In the resulting increased capitalization of BOC, the authorized and outstanding shares of BOC common stock were increased from 300,000 to 700,000, with the 400,000 new shares being offered at $2.00 per share. In addition, F & M acquired by proxy assignments the power to vote an additional 66,000 shares of BOC stock. These proxies expired January 1, 1975. The First National Bank Employees' Profit Sharing Trust originally purchased 28,177 shares of BOC stock.

     In November, 1971, the Board of Directors of First Abilene authorized the reorganization of F & M into a multi-bank holding company and the commencement of proceedings to effect a merger which would permit First Abilene to be wholly-owned by the holding company. The merger was submitted for review and approval by federal regulatory authorities in April, 1972.



     B. Reorganization, Mergers, and Acquisitions

     F & M's reorganization was accomplished in September, 1972. Its name was changed to First Abilene Bankshares, Inc., and it was recapitalized by reducing the par value of its stock to $10.00 per share and increasing the authorized shares to 500,000. The merger was approved in January, 1973 and became effective in April of that same year. As a result, the shareholders of First Abilene became shareholders in Bankshares, and Bankshares became the owner of all of the outstanding shares of First Abilene (except for the qualifying shares owned by directors).

     In 1974, Bankshares acquired the remaining outstanding common stock of BOC (except for six shares amounting to approximately .01%) by an offer (registered under the Securities Act of 1933) to exchange one share of Bankshares' common stock for each 13-1/3 outstanding shares of BOC common stock. The exchange was effected on May 1, 1974. In late 1987 Bankshares purchased the remaining six shares of BOC stock, paying $82.00 in cash for each share.

     Effective April 1, 1974, Bankshares acquired all the outstanding capital stock of Hereford through an offer (also registered under the Securities Act of 1933) to exchange one share of Bankshares' common stock and $175 cash for each outstanding share of Hereford.

     Effective September 4, 1981, Bankshares acquired all the outstanding capital stock of First Sweetwater through an offer (registered under the 1933 Act) to exchange one share of Bankshares' common stock for each outstanding share of First Sweetwater stock.

     Effective June 8, 1982, Bankshares acquired all of the outstanding capital stock of Eastland through an offer (registered under the 1933 Act) to exchange 3-1/2 shares of Bankshares' common stock for each outstanding share of Eastland stock.

     Effective July 31, 1987, American National Bank of Abilene ("American National") was merged with and into First Abilene. Following approval of the merger by the Board of Directors and Shareholders of each bank, all of the issued and outstanding common stock of American National were tendered for exchange and First Abilene paid $11.50 for each of American National's 200,000 shares of common stock. The merger was approved by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation and the United States Department of Justice. The premises formerly occupied by American National, both its main banking offices and drive-in banking facility, are now being operated by First Abilene as a branch bank.

     On July 21, 1988, Hereford acquired 11,576 shares of First Tule Bancorp, Inc. in Tulia, Texas, a registered bank holding company, the principal asset of which is all, or substantially all, of the capital stock of The First National Bank, Tulia, Texas. Although the Bank Holding Company Act of 1956, as amended, generally requires approval of the Federal Reserve Board prior to acquiring more than 5% of the outstanding capital stock of any bank or bank holding company, the acquisition by Hereford of the First Tule Bancorp, Inc. stock was effected under an exemption for acquisitions of voting securities in satisfaction of debt previously contracted. The shares of First Tule Bancorp, Inc. were transferred to Hereford in partial satisfaction of indebtedness owed to Hereford by three individuals and secured, in part, by such shares of stock in First Tule Bancorp, Inc. Since the date it acquired the stock, Hereford has been attempting to sell or otherwise dispose of the stock, but has been unable to do so because of pending litigation against the subsidiary bank of First Tule Bancorp, Inc. Full disclosure of the acquisition by Hereford of the First Tule Bancorp, Inc. stock was made to federal and state banking authorities and continued holding of the stock was approved by bank regulatory authorities while Hereford attempted to sell such stock. However, under the Bank Holding Company Act (and Regulation Y adopted by the Federal Reserve Board pursuant to the
Act), Hereford was required to dispose of the First Tule Bancorp, Inc. stock within five (5) years after having acquired the same, but has not been able to do so. While Hereford is in technical violation of the Act and Regulation Y, such circumstance exists with the knowledge and apparent acquiescence of federal and state banking authorities and neither Registrant nor Hereford has any reason to believe that any adverse action will be taken against Hereford or Registrant by reason of Hereford's continued ownership of the shares of First Tule Bancorp, Inc. so long as Hereford, in good faith, continues its efforts to liquidate or dispose of such shares. Neither First Tule Bancorp, Inc. nor The First National Bank, Tulia, Texas, is deemed or considered to be a subsidiary of the Registrant. By reason of the recent settlement or other disposition of the remaining lawsuits against the subsidiary bank of First Tule Bancorp, Inc., as well as efforts being made by the remaining shareholders of First Tule Bancorp, Inc. to find a purchaser for their shares or those of The First National Bank, Tulia, Texas, Registrant and Hereford are hopeful that a purchaser for Hereford's shares of First Tulia Bancorp, Inc. can now be found. Effective January 1, 1989, BOC was merged with and into First Abilene and its state charter surrendered to the State of Texas for cancellation. First Abilene received all of the assets of BOC and assumed all of its liabilities. The banking offices and drive-in facility of BOC are now being operated as a branch banking facility of First Abilene. The merger and branch banking action was undertaken to achieve greater efficiency from the combined operation of First Abilene and BOC and to provide improved convenience for each bank's customers.

     In January of 1990, Bankshares' Board of Directors authorized a state franchise tax savings program designed to substantially reduce the amount of corporate franchise taxes paid by Bankshares. Pursuant to that program, a second bank holding company was formed in the State of Delaware, First Abilene Bankshares of Delaware, Inc. (the "Delaware BHC"). With the approval of the Federal Reserve Board, and effective March 28, 1990, the Delaware BHC became the owner and holder of all of the outstanding shares of Bankshares' subsidiary banks and, in turn, the Delaware BHC became the sole subsidiary of Bankshares and is wholly-owned and controlled by Bankshares. The corporate offices of the Delaware BHC are located in the State of Delaware and, as defined by Texas franchise tax statutes, the new subsidiary is not considered to be doing business in the State of Texas.

     Effective December 21, 1990, the Delaware BHC, using funds provided by Bankshares, purchased all of the outstanding stock of The First National Bank of Cleburne, in Cleburne, Texas, for
$4,700,000 in cash.

     On December 3, 1992, the Texas Secretary of State issued a Certificate of Incorporation for First Financial Investments, Inc., which is, or shall become, a wholly-owned subsidiary of Bankshares and the initial capital of which shall consist of $100,000 represented by 100,000 shares of common stock to be issued to Bankshares. First Financial Investments, Inc. ("FFI") was intended to be a securities brokerage subsidiary and on or about December 8, 1992, Bankshares submitted to the Federal Reserve Board its Application to Engage in Non-Banking Activity (Form FR Y-4) to engage, de novo, in providing securities brokerage services pursuant to Section 225.25(b)(15) of FRB Regulation Y and Section 4(c)(a) of the Bank Holding Company Act of 1956, as amended. At the end of 1992 Bankshares and FFI were engaged in the process of securing all approvals, and meeting all other requirements, for FFI to become a broker-dealer registered with the National Association of Securities Dealers, the Securities and Exchange Commission and the Texas State Securities Board. At that time it was anticipated that the activities of FFI would be limited to buying and selling stocks, bonds and other securities as agent for the account of the customers of Bankshares' subsidiaries, which securities would include equities, mutual funds and municipal, corporate and government bonds, but without providing investment advice or research services. Securities brokerage services shall be provided on, or adjacent to, the premises and banking offices of Bankshares' subsidiary banks. It was anticipated that Bankshares, through FFI, would begin providing securities brokerage services during the second quarter of 1993. On February 3, 1993 Bankshares received Federal Reserve approval to engage, de novo, in providing securities brokerage services through FFI. Following the lapse of time in which FFI was to begin operations under this approval, Bankshares notified the Federal Reserve that plans to offer brokerage services through a separate subsidiary were being delayed. As an alternative, Bankshares' subsidiary banks will be providing brokerage services through a shared employee arrangement with a national brokerage firm (The Stephens Company, headquartered in Little Rock, Arkansas). First Sweetwater was the only subsidiary operating under such an arrangement at December 31, 1993.

     Effective February 25, 1993, the Delaware BHC, using funds provided by Bankshares, acquired all the outstanding capital stock of Stephenville Bank & Trust Co., Stephenville, Texas, through an offer (registered under the 1933 Act) to pay $7,750,000 to the Stephenville shareholders for all the Stephenville Bank & Trust's outstanding stock.

     Effective September 23, 1993, First Cleburne acquired by purchase the Cleburne, Texas Branch office facility of Bank One, Texas, N.A., and assumed deposit liabilities of approximately $19 million. The aggregate value of the land, buildings, loans and other assets purchased by First Cleburne was approximately $2 million. The former Bank One facility is now being operated as a branch office of First Cleburne.

     On October 26, 1993, at a Special Shareholders Meeting called for such purpose, the name of the Registrant was changed to First Financial Bankshares, Inc. Similarly, the corporate name of the Delaware BHC was changed to First Financial Bankshares of Delaware, Inc. effective December 7, 1993.

     On December 7, 1993, Bankshares entered into a Stock Exchange Agreement and Plan of Reorganization ("the Exchange Agreement") with Concho Bancshares, Inc., a Texas corporation and bank holding company ("Concho") and Concho's subsidiary, Southwest Bank of San Angelo, a Texas state bank located in the City of San Angelo, Tom Green County, Texas. Pursuant to the Exchange Agreement, Bankshares has made an offer (registered under the 1933 Act) to acquire all (but not less than 90%) of the outstanding capital (common) stock of Concho. If the requisite number of shares of Concho stock are tendered for exchange and other conditions precedent to closing are satisfied, Bankshares will exchange 1.15 shares of its common stock for each share of Concho stock received; provided that no fractional shares of Bankshares stock will be issued and cash will be paid in lieu of issuing fractional shares on the basis of each share of Bankshares stock having a Market Value (as defined in the Exchange Agreement) of $41.50 per share. If the exchange offer is consummated, Concho will be merged with and into the Delaware BHC and Southwest Bank of San Angelo will become a subsidiary of the Delaware BHC.
     C. Mode of Conducting Business

     Bankshares operates principally in order to give the affiliated banks access to additional management and technical resources which help them to improve or expand their banking services while continuing their local activity and autonomy. Each of the affiliated banks operates under the day-to-day management of its Board of Directors and officers, with substantial authority in making decisions concerning their own investments, loan policies, interest rates and service charges. Bankshares provides assistance to the affiliated banks, especially with respect to decisions concerning major capital expenditures, employee fringe benefits, including pension plans, group insurance, dividend policies, appointment of officers and directors of affiliated banks and their compensation. The internal audit and loan review functions are centralized at Bankshares. Each of these corporate staff groups perform on-site operational audits and loan reviews of the subsidiary banks. Bankshares, through First Abilene, provides advice to and specialized services for the affiliated banks in such areas as lending, investments, purchasing, advertising, public relations, and computer services. In addition, through First Abilene, Bankshares coordinates various transactions among the affiliated banks, including loan participation. Bankshares makes the services of the Trust Department of First Abilene available to customers of the other affiliated banks, as well as investment and computer services. Such specialized services are not ordinarily offered by smaller banks.

     Each Bankshares' subsidiary is engaged in the general commercial banking business consisting of the acceptance of checking, savings and time deposits, the making of loans, transmitting funds and performing such other banking services as are usual and customary for commercial banks. While all subsidiary banks, with the exception of Eastland, have trust powers only First Abilene, First Sweetwater, and Stephenville have active trust departments.

     The trust departments offer a complete range of services to individuals, associations and corporations. They include the administration of estates, testamentary trusts and various types of living trusts and agency accounts. Other sources of revenue are services for businesses, including administering pension, profit sharing and other employee benefit plans, acting as stock transfer agents or stock registrar, and providing paying agent services.

D.   Competition

     Commercial banking in Texas is very competitive and Bankshares, holding less than 1% of deposits, represents only a minor segment of the industry. Success is dependent upon being able to compete in the areas of interest rates paid or charged and scope of services offered and prices charged therefore. Subsidiary banks of Bankshares compete in their respective service areas with highly competitive banks, savings and loan associations, small loan companies, credit unions and brokerage firms, all of which are engaged in providing financial products and services.

     First Abilene, the largest of Bankshares' subsidiary banks, competes in the City of Abilene with three locally owned banks and the branches of two major regional banks. At December 31, 1993, First Abilene was the largest of this group on the basis of local market share. First Abilene also competes with savings and loan institutions, finance companies, brokerage firms and credit unions located in the City of Abilene. Hereford is the smaller of two banks serving Hereford, Texas and must also compete with larger banks located in larger cities in its general area. First Sweetwater is the only bank located in Sweetwater, Texas, although a smaller bank in another town operates a branch office in Sweetwater. In 1989 First Sweetwater acquired certain assets and assumed the deposit liabilities of Texas Bank and Trust Company, a failed bank which, at the time, was the only other bank located in Sweetwater. Although located within the 16-county area surrounding Abilene, First Sweetwater does not directly compete with banks located in Abilene. Eastland is the largest of five banks in Eastland County, Texas. Although it, too, lies within the geographic area served by First Abilene, Eastland is not in direct competition with First Abilene. First Cleburne is located in Johnson County and competes with local branches of three area banks, as well as branches of three major regional banks. Stephenville is located in Erath County and competes with local branches of major regional holding companies, a savings and loan association, and a locally owned bank.

     The Registrant's business is not dependent upon any single customer or upon any few customers, the loss of any one of which would have a materially adverse effect upon the business of Bankshares. Customers of Bankshares and its subsidiaries include its officers and directors, as well as other entities with which they are affiliated. It is the policy of Bankshares and its subsidiaries to make loans to officers and directors, and entities with which they are affiliated in the ordinary course of business. When such loans are made, they are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.

     E. Employees

     The Registrant and its subsidiaries employed approximately 485 full-time employees at February 8, 1994. Management believes that its employee relations have been and will continue to be good.

     F. Supervision and Regulation

     Bankshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered as such with the Federal Reserve Board. Bankshares is subject to the reporting requirements of, and supervision and examination by, the Federal Reserve Board under the provisions of the Act.

     As a bank holding company, Bankshares is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require. The Federal Reserve Board may also make examination of Bankshares and its subsidiaries or "affiliates."

     The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before the holding company may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not majority-owned. (As noted in Section B of this Item 1, however, Hereford State Bank, a subsidiary of the Registrant, has acquired more than 5% of the voting shares of First Tule Bancorp, Inc. under an exemption from the prior approval requirements of the Act and Regulation Y, but is required to divest itself of such shares as soon as reasonably possible.) The Act provides that the Federal Reserve Board shall not approve any acquisition, merger or consolidation which would result in a monopoly, or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or any other proposed acquisition, merger or consolidation, the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or which in any other manner would be a restraint of trade, unless the anticompetitive effects of the proposed combination are clearly the convenience and needs of the community to be served. Further, a bank holding company is prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provisions of any property or service.

     With certain limited exceptions, the Act provides that a bank holding company may not engage in any business other than that of banking, managing or controlling banks and other authorized subsidiaries of which it owns or controls 25% or more of the voting shares, and may not own or control more than 5% of the voting shares of any company which is not a bank. Among the exceptions, one provides services to the bank holding company or its subsidiary banks. Another exception permits a bank holding company to acquire shares which are eligible for investment by a national banking association. In addition, the Act permits a bank holding company to acquire shares of any company, the activities of which the Federal Reserve Board, after due notice and opportunity for hearing, has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the Federal Reserve Board considers a number of factors, including the expected benefits to the public such as greater convenience, increased competition or gains in efficiency as weighed against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between new activities and activities commenced through acquisition of a going concern.

     The Federal Reserve Board has issued regulations setting forth certain activities regarded as closely related to banking or managing or controlling banks and thus permissible for bank holding companies. Such activities include, among others: (1) the making or acquiring of loans or other extensions of credit; (2) the servicing of loans for any person; (3) the performing of certain trust functions; (4) the making of equity and debt investments in projects or corporations designated primarily to promote community welfare; (5) providing bookkeeping and data processing services for the internal operations of a bank holding company and its subsidiaries, and the storing and processing of other banking, financial or related economic data, such as performing payroll, accounts receivable or payable, or billing services; (6) acting as an insurance agent or broker under certain circumstances and with respect to certain types of insurance; (7) providing certain securities brokerage services; (8) certain leasing of real and personal property; (9) insurance underwriting and insurance activities; (10) underwriting and dealing in government obligations and money market instruments; (11) acting or servicing as an investment or financial advisor; (12) real estate and personal property appraising; (13) consumer financial counseling; and (14) tax planning and preparation. Regulations have also been issued with respect to ownership by bank holding companies of so-called "non-bank banks," i.e., banks which do not accept demand deposits or do not make commercial loans. The Federal Reserve Board has cease-and-desist powers over parent holding companies and nonbanking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. Registered bank holding companies are required to divest themselves of all activities not permitted by these regulations.

     The Act prohibits the acquisition by a bank holding company of shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted unless such an acquisition is specifically authorized by statute of the state in which the bank is located. Further, the Act and the Federal Reserve Board's regulations thereunder prohibit a bank holding company and its subsidiaries from certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services. A subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act with regard to (i) loans or extensions of credit to the bank holding company or any of its subsidiaries, (ii) the purchase of or investment in securities issued by the bank holding company or any of its subsidiaries,
(iii) the purchase of other assets from the bank holding company or any of its subsidiaries, and (iv) the acceptance of securities issued by the bank holding company or any of its subsidiaries as collateral for a loan or extension of credit.

     The Texas Banking Code of 1943, as amended, grants to the Banking Commissioner of Texas the authority to disapprove any acquisition (or activity regulated by Section 4 of the Bank Holding Company Act of 1956, as amended, which does not include the acquisition of banks or certain banking activities), by a bank holding company doing business in the State, unless he finds that is can reasonably be expected to produce benefits to the public, such as greater convenience or increased competition, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Prior to 1987 the banking laws of the State of Texas did not permit acquisition by an out-of-state bank holding company of a Texas state bank, a national bank located in Texas or a bank holding company owning or controlling a state or national bank located in Texas. However, by amendments to the Texas Banking Code which became effective January 1, 1987, a bank located in the State of Texas, or a bank holding company owning or controlling a bank located in Texas, may be acquired by an out-of-state bank holding company upon compliance with the provisions of the Banking Code and the Commissioner's regulations.

     First Abilene, First Sweetwater, First Cleburne, and Eastland are chartered under the National Bank Act and are subject to the supervision and regulation of, and are regularly examined by, the Comptroller of the Currency of the United States. Hereford and Stephenville are chartered under the Texas Banking Code and are similarly supervised, regulated and examined by the Banking Commissioner of the State of Texas. The supervision and regulation of the banks by all of these authorities is primarily intended to protect the interest of depositors, though shareholders are likewise benefited. Various requirements and restrictions under the laws of the United States and the State of Texas affect the operations of each of the banks, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities.

     First Abilene, Hereford, First Sweetwater, First Cleburne, Eastland, and Stephenville are members of the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Act requires that the Federal Deposit Insurance Corporation approve any merger or consolidation by or with an insured bank or any establishment of branches by an insured bank, and it is also empowered to regulate interest rates paid by insured banks. The approval of the Federal Deposit Insurance Corporation must also be obtained by an insured bank before it retires any part of its common or preferred stocks or retires any part of its capital notes or debentures. However, an insured bank which is a member of the Federal Reserve System is regulated with respect to the foregoing matters by the Federal Reserve System.

     In addition, the Federal Deposit Insurance Act makes applicable to insured banks provisions of the federal banking laws which establish limitations with respect to loans to, extensions of credit to, or purchases of securities from affiliates. Affiliates include any bank holding company of which a bank is a subsidiary and any other subsidiary of a bank holding company of which the bank is a subsidiary. Bankshares and each of its subsidiary banks are affiliates of each other.

     First Abilene, First Sweetwater, First Cleburne and Eastland are member banks of the Federal Reserve System. By being a member bank in good standing, each of such banks has available the bank credit facilities of the Federal Reserve Bank of Dallas, and thus may obtain discounts, advancements and accommodations from that Reserve Bank.

     As a condition of membership in the Federal Reserve System, First Abilene, First Sweetwater, First Cleburne and Eastland must hold shares of stock in the Federal Reserve Bank of Dallas. First Abilene had paid $990,000, First Sweetwater $150,000, First Cleburne $171,000 and Eastland $105,000, for such stock. Pursuant to law, each bank has paid only one-half of the par value of such shares and is subject in the future to a call for the remaining 50% should it be determined that such a call is in the best interest of the Federal Reserve Bank.

     As member banks, First Abilene, First Sweetwater, First Cleburne, and Eastland are subject to the regulations of the Board of Governors of the Federal Reserve System and to the limitations and restrictions imposed upon the Bank by such regulations and by the Federal Reserve Act. Bankshares, Hereford, and Stephenville may be deemed to be "affiliates" within the meaning of such Act, which imposes restrictions on loans by subsidiary banks to Bankshares on investments by those banks in the stock or securities of Bankshares and on the use of such stock or securities as collateral security for loans by those banks to any borrower. Bankshares is also subject to certain restrictions with respect to engaging in the business of issuing, underwriting, public sale and distribution of securities.

     The ability of Bankshares to pay dividends is largely dependent upon the amount of dividends declared by the Delaware BHC and its subsidiary banks and any subsequently-acquired affiliated banks. Under the Texas Banking Code of 1943, as amended, before any dividend may be paid to Bankshares by an affiliated state bank, the state bank must transfer to "certified surplus" an amount which is not less than 10% of the net profits of such bank earned since the last dividend was declared; provided, however, that a transfer is not required to certified surplus of a sum which would increase the certified surplus to more than the capital of the bank. Under the Federal Reserve Act, the approval of the Federal Reserve Board is required if dividends declared by any subsidiary state bank which is a member of the Federal Reserve System in any year should exceed the total of net profits for that year combined with the retained net profits for the preceding two years. Approval of the Comptroller of the Currency, or his designate, is required for any dividend to Bankshares from an affiliated national bank if the total of all dividends, including any proposed dividend, declared by such bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock of such bank. At December 31, 1993, approximately $9,605,000 was available for the declaration of dividends by Bankshares' subsidiary banks without approval of regulatory agencies. All dividends declared by subsidiary banks are paid to the Delaware BHC and dividends must then be declared and paid by the Delaware BHC to Bankshares.

     Stockholders of banks (including bank holding companies which own stock in banks) may be compelled by bank regulatory authorities to invest additional capital, in the event their bank's experience either significant operating losses or rapid growth of loans or deposits. In addition, Bankshares may also be required to provide additional capital to the banks which it acquires, as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

     The State of Texas has various usury laws that place ceilings on interest rates that can be charged by banks on particular kinds of loans or on loans to particular classes of borrowers. Moreover, the federal government, by statute and regulation, preempted, for certain categories of loans and for designated periods of time, the usury laws of the several states and imposed or, in some cases, removed ceilings on interest rates for particular kinds of loans or on loans to particular classes of borrowers.

     Commercial banking is affected not only by general economic conditions but also by the fiscal and monetary policies of the Federal Reserve Board. Changes in the discount rate on member bank borrowings, availability of borrowings at the "discount window," open market operations, the imposition of and changes in reserve requirements against member banks' deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of fiscal and monetary policy available to the Federal Reserve Board. These fiscal and monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits.

     Bankshares is unable to predict the nature or the extent of the effects on its business and earnings which fiscal or monetary policies or economic controls may have in the future.

     In 1986 the Texas Constitution was amended to permit limited branch banking in Texas. Although the Constitutional amendment and legislation authorized only limited branch banking, a federal court decision in June of 1988 and a later opinion of the Texas Attorney General held that national banks and state-chartered banks in Texas have State-wide branch banking authority.

     G. Statistical Disclosure

     Information related to industry segments and foreign operations required by Regulation S-K is not applicable.
Information required by Guide 3, "Statistical Disclosure by Bank
Holding Companies", and in accordance with the instructions set forth in such Guide, is set forth in the following tables.

      1.       Average daily balances sheets.
      2. Income and average yield on interest-earning assets and expense and average rate on interest-bearing liabilities.
      3. Analysis of changes in interest income and interest expense.
      4.       Composition of investment securities.
      5.       Maturity and yield on securities.
      6.       Composition of loans.
      7. Loan maturities and sensitivity to changes in interest rates.
      8.       Risk elements.
      9.       Loan loss experience and allowance for loan losses.
     10.       Composition of deposits.
     11. Maturity distribution of time certificates of $100,000 or more.
     12.       Return on equity and assets.

Table 1 - Average Daily Balance Sheets

     The following table shows the Company's consolidated balances of assets, liabilities and capital computed principally on an average daily basis for the three years ended December 31, 1993 (000's omitted):

                                                                Year ended December 31,
 ASSETS  1993                         1992      1991
Cash and due from banks            $  46,311$   42,451$   43,787

Interest-bearing deposits in banks       957     1,016     3,170

Federal funds sold                              47,112    44,934    59,167

Taxable investment securities        393,784   346,420   302,795

Tax-exempt investment securities      14,152    13,573    20,489

Net loans                            352,555   312,483   303,756

Bank premises and equipment           25,697    25,150    26,669

Other assets                          18,701    19,556    20,106

      $ 899,269                    $ 805,583 $ 779,939

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand deposits                              $ 160,223 $ 137,956 $ 132,766

Time deposits                        642,547   579,245   563,696

Total deposits                       802,770   717,201   696,462

Federal funds purchased and
 other short-term borrowings              51       679     1,068

Dividends payable                                1,084       860  736

Long-term debt                           --         --     1,902

Other liabilities                                6,328     8,2098,514

Shareholders' equity                  89,036    78,634    71,257

                                   $ 899,269 $ 805,583 $ 779,939


Table 2 - Income and Average Yield on Interest-Earning Assets and
     Expense  and  Average Rate on Interest-Bearing Liabilities

    The following table shows the interest income and average yield on interest-earning assets and interest expense and average rate on interest-bearing liabilities for the three years ended December 31, 1993, (000's omitted). The calculations of average yields and rates are based upon the average daily balances in Table 1. Non-accrual loans are included in the average daily balance of loans and any interest income recognized on a cash basis is included in interest income on loans:

                   1993                       1992                       1991
                       Income  Yield  Income Yield      Income      Yield
    (Expense)            (Rate)      Expense)(Rate)    (Expense)    (Rate)

Federal funds sold  $    1,371  2.9%      $  1,506   3.4%    $ 3,365  5.5%

Interest-earning deposits   46  4.8       49  4.8     237   7.5

Taxable investment securities 22,997    5.9        24,801  7.2     24,482  8.3

Tax-exempt investment
    securities (1)       1,131  8.0    1,286  9.4   2,105   9.5

Loans (1)               29,284  8.3   28,443  8.9        32,516 10.4


    Interest income     54,829  6.8   56,085  7.7        62,705  9.0


Time deposits          (18,016)(2.9) (21,395)(3.7)      (31,951)(5.7)
Federal funds purchased
    and other
    short-term borrowings   (2)(2.9)     (20)(3.5)    (43) (5.3)
Long-term debt           --            --           --     --        (244)(9.9)

    Interest expense   (18,018)(2.9)       (21,415) (3.7)    (32,238)(5.7)

    Net interest
     income and spread     $  36,811    3.9%     $ 34,670       4.0%  $ 30,467       3.3%


    Net interest yield (2)              4.6%         4.8%             4.4%

(1) Income and yield on tax-exempt investment securities and tax-exempt loans have been adjusted to a tax-equivalent basis based upon the Federal income tax rate of 34.4% in 1993 and 34% in 1992 and 1991, adjusted for disallowed interest deductions in accordance with Federal income tax regulations.

(2) The net yield on interest-earning assets is computed by dividing net interest income by total interest-earning assets.


Table 3 - Analysis of Changes in Interest Income and Interest Expense


    The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest-earning assets and interest-bearing liabilities and from changes in yields and rates (000's omitted):


                                                                    1993 Compared to 1992
     1992 Compared to 1991
                             Yield/               Yield/
                     Volume   Rate         Total        Volume      Rate      Total
Federal funds sold and
    interest-bearing deposits$   92$ (230)$  (138)     $ (1,074)   $ (973)  $(2,047)

Taxable investment
    securities         3,418(5,222)        (1,804) 4,282 (3,963) 319

Tax-exempt investment
    securities (1)        51  (206)  (155)   (738)   (81)  (819)

Loans (1)              1,727         (886)           841         656         (4,729)   (4,073)

    Interest income    5,288       (6,544) (1,256)        3,126    (9,746)   (6,620)


Time deposits          2,368(5,747)(3,379)  1,056       (11,612)  (10,556)

Federal funds purchased
    and other short-term
    borrowings          (18)    --    (18)     (7)   (16)   (23)

Long-term debt           --           --             --         (244)           --       (244)

    Interest expense   2,350       (5,747) (3,397)          805    (11,628) (10,823)

    Net interest
         income      $ 2,938      $  (797)$ 2,141      $  2,321   $ 1,882   $ 4,203


(1) Income on tax-exempt investment securities and tax-exempt loans has been adjusted to a tax-equivalent basis based upon the Federal income tax rate of 34.4% in 1993 and 34% in 1992 and 1991, adjusted for disallowed interest deductions in accordance with Federal income tax regulations.

    Note:                     Volume/rate variances (changes in volume times changes in
rate) have
                              been allocated to  amounts attributable to changes in volume and to
                              changes in rates in proportion to the amounts directly attributable to those changes.

Table 4 - Composition of Investment Securities

    The table below sets forth the composition of investment securities at the dates indicated:

                                 December 31,
                                  1993                1992           1991
    U.S. Treasury securities and obligations
    of U.S. Government corporations
         and agencies       $  363,737,702       $ 331,819,344  $ 311,347,277
    Obligations of states and
         political subdivisions 17,484,96512,461,59717,220,534
    Mortgage-backed securities  39,092,949          24,932,410     26,234,199
         Total debt securities 420,315,616         369,213,351    354,802,010
    Other securities             1,420,000           1,420,000      1,420,000

         Total investment securities  $  421,735,616            $ 370,633,351  $ 356,222,010


Table 5 - Maturity and Yield on Securities

    The following table shows the maturities of investment securities at December 31, 1993, and the weighted average yields
(for tax-exempt obligations on a fully taxable basis assuming a 34.4% tax rate adjusted for disallowed interest deductions in accordance with Federal income tax regulations) of such securities:


                                    Maturing
    After one butAfter five but
Within one yearwithin five years     within ten yearsAfter ten years
 Amount Yield Amount Yield Amount YieldAmount  Yield
U.S. Treasury$  28,179,272    5.7% $ 61,629,849 4.7%$     -               - %     $      -
- - %
U.S. Government
    agencies  71,226,117      6.4   210,896,510 5.2  19,950,321          6.0       10,948,582
6.7
State and political
    subdivisions  3,386,021   8.2     9,131,063 7.3   3,184,878          6.3        1,783,003 8.7
Other            -             -           -     -         -              -         1,420,000  -

    $ 102,791,4106.3%$ 281,657,422 5.2%  $23,135,199   6.1%       $ 14,151,585
6.9%

Table 6 - Composition of Loans

    The table below sets forth the amount of loans outstanding at the end of the years indicated, according to type of loan:


                1993                1992              1991           1990           1989
Real estate loans:
    Construction     $   5,340,796      $   3,500,484           $   2,196,053  $   2,708,183  $
2,722,880
    Mortgage  73,501,64277,917,54283,138,995        86,327,332     65,549,591

Commercial, financial
    and agricultural
         loans         208,811,960        178,578,608             166,887,515    186,906,944
173,756,350

Installment loans to
    individuals         88,836,683         71,294,708              58,399,955     43,419,655
33,531,600

    Total loans       $376,491,081       $331,291,342            $310,622,518   $319,362,114
$275,560,421



Table 7 - Loan Maturities and Sensitivity to Changes in Interest
Rates

    The amounts of total loans (excluding real estate mortgages and installment consumer loans) outstanding as of December 31, 1993, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years, are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

    Aggregate maturities of loan balances which are due:
                                                After one year
                 In one yearbut within      After
                   or less              five years       five years
Real estate construction    $  4,851,051$   489,745      $     -
Commercial, financial and
 agricultural loans          151,873,254 45,535,080 11,403,626






Loans with maturities after one year for which:
    Interest rates are fixed or predetermined          $  21,527,072
    Interest rates are floating or adjustable             35,901,379

    $  57,428,451
Table 8 - Risk Elements

    The following table shows the outstanding balances of accruing loans which were 90 days or more past due:

    90 Days
    or more
    Date Past Due
    December 31, 1993           $   58,141
    December 31, 1992              576,162
    December 31, 1991               74,206
    December 31, 1990              243,552
    December 31, 1989               75,345


    At December 31, 1993, 1992, 1991, 1990, and 1989, there were loans totaling $2,787,764, $1,951,168, $3,540,844, $5,641,195, and
$3,040,553, respectively, which had been placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. At December 1990 loans aggregating $44,696 had been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no such restructured loans at December 31, 1993, 1992, 1991, and 1989. Had interest been earned on the nonaccrual loans outstanding at December 31, 1993, 1992, 1991, and 1990 at the original rate, the Company would have accrued approximately $377,000, $327,000, $525,000 and $500,000 for the years ended December 1993, 1992, 1991, and 1990, respectively. The Company actually recognized approximately $53,000, $0, $1,000 and $3,000, respectively. At
December 31, 1993, potential problem loans that management had serious doubts as to the ability of the borrower to comply with present loan payment terms totaled approximately $522,616.

    Also at December 31, 1993, the Company had loans outstanding to companies in farm and agriculture related industries of approximately $60,543,752, representing 16.1% of total loans.

    At December 31, 1993, 1992, 1991, 1990 and 1989, the allowance for loan losses has been allocated within the categories of loans set forth below, according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred.

Table 8 - Risk Elements - Continued


    The amount of such components and the ratio of the corresponding loan amounts to total loans outstanding are as follows:

                                                   Ratio of Loan
                                                      Amount to
                                        Allowance    Total Loans
                                         Amount     Outstanding
December 31, 1993
    Construction loans                $    88,646           1.4%
    Mortgage loan                       3,271,486          19.5
    Commercial, financial and agricultural loans       2,721,324         55.5
    Installment loans to individuals    2,304,371          23.6
                                      $ 8,385,827         100.0%


December 31, 1992
    Construction loans                $   100,554           1.1%
    Mortgage loans                      2,434,284          23.5
    Commercial, financial and agricultural loans       4,105,353         53.9
    Installment loans to individuals    1,059,813          21.5
                                      $ 7,700,004         100.0%


December 31, 1991
    Construction loans                $    59,995            .8%
    Mortgage loans                      2,254,516          26.7
    Commercial, financial and agricultural loans       3,635,434         53.7
    Installment loans to individuals    1,211,189          18.8
                                      $ 7,161,134         100.0%


December 31, 1990
    Construction loans                $    53,021            .8%
    Mortgage loans                      2,485,960          26.6
    Commercial, financial and agricultural loans       3,992,854         57.6
    Installment loans to individuals      769,962          15.0
                                      $ 7,301,797         100.0%


December 31, 1989
    Construction loans                $   157,849           1.0%
    Mortgage loans                        846,582          23.8
    Commercial, financial and agricultural loans       2,991,212         63.0
    Installment loans to individuals      352,126          12.2
                                      $ 4,347,769         100.0%



Table 9 - Loan Loss Experience and Allowance for Loan Losses

    The following table summarizes the daily average amount of net loans outstanding; changes in the allowance for loan losses arising from loans charged off, and recoveries on loans previously charged off, by loan category; additions to the allowance which have been charged to operating expense; and the ratio of net loans charged off to average loans outstanding:

                                      1993             1992           1991       1990            1989

Daily average amount of
    net loans outstanding$352,555,000     $312,483,000 $303,756,000          $263,314,000
$266,040,000

Balances of allowance for loan
losses at beginningof period$  7,700,004  $  7,161,134 $  7,301,797          $  4,347,769  $
4,141,150

Loans charged off
    Commercial, financial
         and agricultural   1,125,569        1,042,373    1,749,075 1,819,962   3,327,936
    Loans to individuals      471,472 636,089  521,598 571,462        863,916
    All other loans           338,449          167,487      362,420                13,137
56,683

    Total  loans charged off 1,935,490       1,845,949    2,633,093 2,404,561   4,248,535

Recoveries of loans previously
    charged off
Commercial, financial and
         agricultural       1,152,759        1,221,734    1,168,849   927,295     401,744
Loans to individuals  310,697 169,202 176,583  164,567 281,384
All other loans       100,625          53,813           26,998          7,500       4,958

         Total recoveries   1,564,081        1,444,749    1,372,430 1,099,362     688,086

    Net loans charged off     371,409 401,2001,260,663    1,305,199 3,560,449

Reserves established from
    acquisition of Bank       712,222   -        -          1,564,227   -

Additions to allowance charged
 to operating expense (1)<H1>         345,010          940,070      1,120,000   2,695,000
 3,767,068

Balance at end of period  $ 8,385,827      $ 7,700,004  $ 7,161,134          $  7,301,797  $
4,347,769

Ratio of net charge offs to
the daily average amount of
     loans outstanding   .10%    .13%    .42%     .50%   1.34%

<H1> (1) Additions to the allowance were based primarily on historical experience, current
         economic conditions, and the condition of the loan portfolio at year-end.Table 10
- - Composition of Deposits

         The following table presents the average daily amount and the average rate paid on deposits (000's omitted):

                                         1993                                1992                     1991

                                Amount   Rate       Amount                          Rate
   Amount      Rate
Noninterest bearing
    demand deposits           $ 160,223   0.0%    $ 137,9560.0%                 $ 132,766
0.0%
Interest bearing demand deposits       154,490 2.9  130,9032.7                    110,228 4.5
Savings and money market accounts      173,222 3.1  140,7963.1                    121,130
5.0
Time deposits:
    Less than $100,000          238,828             228,892                       245,416
    $100,000 or more             76,007              78,654                        86,922
         Total time deposits    314,835   4.3%      307,5464.4%                   332,338 6.3%
Total deposits                $ 802,770           $ 717,201                     $ 696,462



Table 11 - Maturity Distribution of Time Certificates of $100,000 or More

         Time certificates of $100,000 or more outstanding at December
31, 1993 will mature as follows (000's omitted):

    Under 3 months             $ 33,872
    3 to 6 months                19,975
    6 to 12 months               11,955
    Over 12 months               12,211
                               $ 78,013

Table 12 - Return on Equity and Assets

         The ratio of net earnings to average shareholders' equity and daily average total assets and certain other ratios are presented below:

                                                             Year ended December 31,
                                        1993    1992      1991

Before Cumulative Change in Accounting for Income Taxes
Percentage of net earnings to
    Average total assets                 1.35%   1.37%     1.12%
    Average shareholders' equity        13.59%  13.98%    12.15%
Percentage of dividends declared per
    common share to earnings per common share   34.04%    32.00%
34.79%

After Cumulative Change in Accounting for Income Taxes

Percentage of net earnings to
    Average total assets                 1.47%   1.37%     1.12%
    Average shareholders' equity        14.86%  13.98%    12.15%
Percentage of dividends declared per
    common share to earnings per common share   37.61%    32.00%
34.79%
Percentage of average shareholders'
    equity to daily average total assets 9.90%   9.76%     9.18%
Item 2.  Properties

    A.   First Financial Bankshares/First National Bank of Abilene

    The principal offices of Bankshares and First Abilene are located in the First National Bank Building at 400 Pine Street in downtown Abilene, Texas. First Abilene occupies the first four floors of the building and the remaining six floors of this 170,842 square foot facility are available for lease to tenants. The First
National Bank Building is connected to the First National West
Building, a six-story modern facility owned by First Abilene which contains 52,800 square feet of lease space which is rented to business and professional tenants. First Abilene began occupying the First National Bank Building in June of 1984 and, at the same time, a new four-level drive-in parking garage was completed immediately South across the street from the new bank building, which is connected to the bank building by an over-the-street, enclosed pedestrian bridge. The total cost of the project was $14,000,000. Until January 1, 1989, both the new First National
Bank Building and the connected parking garage were owned by a joint venture between First Abilene and the Trammell Crow Company.
Effective January 1, 1989, First Abilene purchased the interest of
Trammell Crow Company and is now the sole owner of the First
National Bank building and the connecting parking garage. A note payable to Aetna Life Insurance Company in the amount of $
7,000,000 which was previously secured by this property was paid in full during 1991.

    First Abilene also owns a five-story office building known as the First National/Ely Building, which is located directly south across the street from the First National West Building and connected to the First National West Building by an underground pedestrian tunnel. The First National/Ely Building contains approximately 34,000 square feet of space and is leased to business and professional tenants. The premises also includes a ground level parking lot with spaces for 22 cars which are leased to tenants and others. Both the First National/Ely Building and the parking lot are situated on land leased by First Abilene. The lease has 20 years remaining at this time and provides an option to purchase the underlying property for $360,000.

    First Abilene owns and operates a 17-lane drive-in banking facility which was completed in 1981 and which is also located on Pine Street, two blocks north of First Abilene's main banking facilities. In 1987 First Abilene completed construction of a branch banking facility located at the northwest corner of North
Judge Ely Boulevard and East North Tenth Street in the City of
Abilene. The cost of the site was $412,383 and the construction cost for the building and improvements was $ 554,318. The new branch banking facility includes a one-story office building containing 2,960 square feet and six lane drive-in facility.

    As a result of the merger between First Abilene and American
National, First Abilene acquired title to the drive-in banking facility owned by American National on Buffalo Gap Road in the southwest part of the City of Abilene, Texas. The drive-in facility is located on 2.23 acres of land adjoining a five-story office building in which American National leased office space for its banking operations. Following its merger with American
National First Abilene entered into a 10-year lease covering 11,009 square feet of office space on the ground floor of the building adjacent to the drive-in facility, which office space includes all, or substantially all, of the space formerly leased and occupied by American National for its primary banking facility. In addition to the original 10-year term of the lease, the lease provides three renewal options on the leased premises, each option being for a renewal term of five years. The drive-in banking facility was constructed to provide for seventeen (17) lanes, but only eight drive-in teller windows and lanes are presently being utilized.

    As a result of the merger between First Abilene and BOC, First Abilene acquired title to the banking faaility at the corner of South 14th and Willis Streets in Abilene, Texas, occupying the first floor and renting 27,000 square feet of office space to tenants. The building is of steel reinforced concrete and masonry construction with air conditioning throughout. The building was constructed in 1966 and is of modern design. It was purchased from C M & M, a partnership, subject to a mortgage and promissory note payable to Connecticut General Life Insurance Company. BOC did not assume the mortgage note, but the property was conveyed to the Bank by warranty deed dated March 30, 1967, subject to the mortgage.
The mortgage note was paid in full in 1991. BOC's facilities are located on six (6) acres of land, all of which is subject to the above-described mortgage. During 1978 BOC conveyed approximately
4-1/2 acres (not included in the above six acres) of its property
(considered to be surplus) for fair market value to an individual from Fort Worth, Texas, who developed the property into offices and parking. In 1976 a 12-lane drive-in facility located adjacent to the main banking facility was completed. In 1982 BOC completed construction of an addition to the teller service area for the drive-in facility at an estimated cost of $200,000. In December
1984, BOC purchased property (approximately 1.85 acres) located on Southwest Drive in the City of Abilene, Texas for future construction of a full-service banking facility. The cost of such property was $344,937.02. As a result of the mergers of American
National and BOC with First Abilene and the operation of the banking facilities of American National and BOC as branch banks of First Abilene, it is unlikely that First Abilene, which acquired all of BOC's assets in the merger, will proceed with construction of banking facilities at the property on Southwest Drive and the property is presently listed for sale.

    B.   Hereford State Bank

    Hereford owns its main banking house located at 212 North
Sampson Street, Hereford, Texas. The building contains 16,000 square feet (not including drive-in facilities) and is of concrete block-brick face construction with air conditioning throughout.
This new facility was completed during 1977. The drive-in complex is 12 years old, is of brick construction, and is connected to the bank by a walk-through tunnel.

    C.   First National Bank, Sweetwater, Texas

    First Sweetwater owns its main banking house located at 201
Elm Street in The City of Sweetwater, Texas.  The building contains
20,000 square feet and is constructed of steel-reinforced concrete and marble, with air conditioning throughout. The building was constructed in 1974 and is of modern design. First Sweetwater also maintains a drive-in facility located on the same premises as its main banking facility. In December 1987, First Sweetwater completed construction of a basement to its banking facility at a cost of $289,000.

    D.   Eastland National Bank

    Eastland owns its banking facilities located at 201 East Main
Street in Eastland, Texas. The building contains 13,000 square feet and is of steel and stucco construction with air conditioning throughout. It was constructed in 1980 and is of modern design.
Eastland also maintains a drive-in facility located on the same premises as its main banking facility.

    E.   The First National Bank of Cleburne

    First Cleburne owns its banking facilities located at 403
North Main Street in Cleburne, Texas. The building contains 18,000 square feet and is of steel and brick masonry construction with air conditioning throughout. it was constructed in 1978 and is of modern design. Cleburne also maintains a drive-in facility located on the same premises as its main banking facility. On September
23, 1993 First Cleburne acquired the Cleburne branch of Bank One
Texas, N.A. The building is of brick masonry construction, contains 4,400 square feet and includes a drive-in teller window.
Now operating as a branch of First Cleburne, the facility is located approximately 3 miles west of the main office.

    F.   Stephenville Bank & Trust

    Stephenville Bank & Trust owns its banking facility which is located at 298 West Washington in Stephenville, Texas. The building is a brick masonry structure with approximately 10,000 square feet. Stephenville owns and operates a drive-in facility that is located across the street from their main banking facility, and a branch facility consisting of 1,000 square feet located on the west side of the city.



Item 3.  Legal Proceedings

    Other than regular, routine examinations by state and federal banking authorities, there are no proceedings pending or known to be contemplated by any governmental authorities. Other than routine litigation in the normal course of business, there are no material pending legal proceedings to which Bankshares, the Delaware BHC or its subsidiary banks or any of their properties are subject, nor are there any known material legal proceedings involving directors, officers or affiliates of Bankshares.



Item 4.  Submission of Matters to a Vote of Security Holders

    Following the required notice to shareholders of record at the close of business on September 15, 1993, a special meeting of shareholders was held on October 26, 1993. The purpose of the meeting was to approve a proposal by the Board of Directors to amend the Company's Articles of Incorporation and change the Company's name to First Financial Bankshares, Inc. Proxies were solicited pursuant to Regulation 14a of the 1934 Act. A total of 3,412,004 votes were cast: 3,359,565 for, 41,558 against and 10,881 abstain. A total of 329,798 shares were not voted.




                                  PART II

Item 5.  Market for Registrant's Common Stock and Related Security
         Holder Matters

    As of February 8, 1994 there were 1,230 holders of Bankshares' stock reflected on its records. Except for shares held by First Abilene and First Sweetwater in various fiduciary capacities (see Item 12 following), no shareholder or shareholder group known to Bankshares owns five percent (5%) or more of Bankshares' issued and outstanding stock. Market, price and dividend information about the stock for the past three years is set forth on page 30 under Item 7. Restrictions on Bankshares' present or future ability to pay dividends have been discussed under Item 1, above, under the topic "Supervision and Regulation."

Item 6.    Selected Financial Data

                     First Financial Bankshares, Inc.
                   Selected Consolidated Financial Data
               (Dollars in thousands, except per share data)

                                                             Year ended December 31,




                       1993         1992          1991         1990         1989
Summary Income Statement Information:
    Interest income   $  54,438  $  55,574      $  61,822   $  57,804   $   58,062
    Interest expense     18,018     21,415         32,238      31,443      32,233
    Net interest income  36,420    34,159          29,584   26,361   25,829
    Provision for loan losses      345   940            1,120     2,695     3,767
    Non-interest income   9,840     8,649           8,371    7,953          6,669
    Non-interest expense        28,190     25,881       24,413      21,280      20,587
    Income before income taxes  17,725  15,987         12,422    10,339     8,144
    Provision for income taxes    5,747      4,998              3,777           2,756
1,824
    Net income before cumulative
         effect of accounting change11,978  10,989           8,645          7,583
6,320
    Cumulative effect of
          accounting change<F1>(1)    1,255         -               -                             -
         -
    Net income        $  13,233  $  10,989      $   8,645   $   7,583   $   6,320

Per Share Data<F2>(2):
    Net income before cumulative
         effect of accounting change$    3.20   $    2.95       $    2.35                   $    2.06
    $    1.67
    Net income per share   3.53  2.95         2.35   2.06     1.67
    Cash dividends declared1.20  0.95         0.82   0.70     0.60
    Book value at period end     24.14  21.87           20.00     18.44     17.06

Earnings performance ratios<F3>(3):
    Return on average assets      1.35 %1.37  %      1.12  %  1.13  %        0.96  %
    Return on average equity     13.59  13.98           12.15     11.71     10.17

Summary balance sheet data (period-end):
    Investment securities    $ 421,736  $ 370,633    $ 356,222   $ 287,533                  $
263,067
    Loans, net of allowance for loan loss368,105  323,591       303,461   312,060
271,213
    Total assets        924,630   839,474         834,500   794,863       688,588
    Deposits            828,431   750,445         751,172   709,010       609,443
    Total liabilities   834,187   758,041         760,972   727,037       625,653
    Total shareholders' equity  90,443  81,433         73,528    67,826    62,935

Asset quality ratios:
    Allowance for loan loss/Period-end loans   2.23 %2.32  %       2.31  %   2.29  %
    1.58  %
    Nonperforming assets/Period-end loans
         plus foreclosed assets   1.14  1.26         2.12     2.76           2.29
    Net charge-offs/Average loans  .10   .13        .42        .80           1.32

Capital ratios<F4>(4):
    Shareholders' equity/Assets   9.78 %9.70  %      8.81  %  8.53  %        9.14  %
    Leverage ratio<F5>(5)  9.63  9.55         8.69    -        -
    Total risk-based captial ratio<F6>(6)18.45      18.65         17.23       -                   -

    Dividend payout ratio 34.04     32.00           34.79    33.95          35.80




<F1>(1)  Adoption of Statement of Financial Accounting Standards No. 109,
"Accounting for Income
         Taxes."
<F2>(2)  Historical amounts adjusted for stock dividends and stock splits.
<F3>(3)  Computed on net income before cumulative accounting adjustment
<F4>(4)  Computed using period-end balances.
<F5>(5)  Shareholders' equity less intangibles (goodwill and core deposit premium)/total assets less
         intangibles.
<F6>(6)  Shareholders' equity less intangibles plus allowance for loan losses (to the extent allowed
         under regulatory guidelines)/risk- weighted assets.

Item 7.  Management s Discussion and Analysis of Financial
         Condition and Results of Operations

    This discussion is provided on pages 24 through 30.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVIEW OF OPERATING RESULTS

    Net earnings from operations for 1993 were $11.9 million or 9.00% above the $10.9 million earned in 1992. On a per share basis, 1993 operating earnings of $3.20 were 8.5% above the $2.95 reported in 1992. The lower percentage gain in earnings per share is due to a higher number of average shares and resulted from the exercise of stock options during 1993. For earnings per share calculation purposes, these shares are considered outstanding for the full year. Additionally, during 1993 the Company recorded a nonrecurring gain of $1.2 million, or $ .33 per share, which represented the cumulative effect of the adoption of Financial
Accounting Standards No. 109, "Accounting for Income Taxes".  The
Company earned $8.6 million, or $2.35 per share, during 1991.

    Excluding the nonrecurring gain, return on average assets for 1993 was 1.35% compared to 1.37% in 1992 and 1.12% in 1991. Also exclusive of the nonrecurring gain, the Company's 1993 return on shareholders' equity was 13.59% compared to 13.98% in 1992 and 12.15% in 1991.

    The Company's 1993 earnings reflect favorable interest margins, increased non-interest revenue, and a lower loan loss provision. The earnings gain in 1992 related primarily to increased net interest income. The 1992 consolidated operating results do not include the operations of Stephenville Bank & Trust Co. which was acquired in a cash purchase in February 1993. Consequently, comparability of 1993 income and expense items to the prior year is affected. This discussion will highlight those items materially affected and considered meaningful to the analysis of 1993 results.


    Net Interest Income - For analysis purposes in this discussion, interest income has been adjusted for the tax benefit of tax exempt securities and loans. On a taxable equivalent basis, net interest income in 1993 totaled $36.8 million, an increase of $2.1 million over the 1992 amount which was $4.2 million higher than 1991. Table 1 provides the income and average yield earned on earning assets and the interest expense and average rate paid on interest bearing liabilities for the years 1991 through 1993.
Table 2 presents year to year changes in net interest income and allocates the changes between the amount attributable to the variances in average volume and rates. The 1993 increase in net interest income is attributed to growth in earning assets, a substantial amount of which relates to the addition of the Stephenville bank, offset by a slight decrease in the interest spread and net yield. The lower spread and yield reflects the 1993 maturities of higher yielding fixed rate investments which were reinvested at the lower current market rates. The Company's near term projection shows further reduction in the net yield which reached a record high in 1992 when the drop in market interest rates drove down funding costs. Earning asset growth was also a significant factor contributing to the 1992 increase in net interest income.

Table 1 - Analysis of Average Rates and Yields (000's omitted):

           1993                        1992             1991
            Income/ Yields/   Income/Yields/ Income/  Yields/
          (Expense)  Rates  (Expense)         Rates (Expense)  Rates
Short-term
 investments      $  1,417      2.97%      $  1,555     3.38%    $  3,602      5.78%
Taxable investment
  securities22,997    5.92    24,801   7.16  24,482     8.32
Tax-exempt investment
  securities 1,131    8.01     1,286   9.37   2,105     9.51
Loans       29,284    8.31    28,443   8.89           32,516   10.37
Total interest income         54,829   6.80  56,085     7.74  62,705 9.03

Interest bearing
 deposits  (18,016)  (2.85)  (21,395) (3.70)(31,951)   (5.71)
Short-term borrowings   (2)    (2.96)   (20)  (3.52)     (43)  (5.34)
Long-term debt        -         -              -        -            (244)    (9.86)
 Total interest
  expense  (18,018)  (2.85)  (21,415) (3.70)         (32,238)  (5.72)
 Net interest income
   and spread     $ 36,811      3.95%      $ 34,670     4.04%    $ 30,467      3.31%
 Net interest yield             4.57%          4.78%            4.38%

Table 2 - Analysis of Changes in Interest Income and Interest Expense (000's omitted):

                      1993 Compared to 1992                                1992 Compared to 1991

                Volume          Rate          Total            Volume   Rate       Total
Short-term investments       $    92        $  (230)         $  (138)           $ (1,074)  $
(973)  $(2,047)
Taxable investment
 securities     3,418 (5,222) (1,804) 4,282  (3,963)   319
Tax-exempt investment
 securities        51   (206)   (155)  (738)    (81)  (819)
Loans           1,727   (886)    841            656           (4,729)             (4,073)
   Interest income     5,288  (6,544)        (1,256)           3,126              (9,746)   (6,620)

Interest bearing deposits      2,368 (5,747) (3,379) 1,056   (11,612)            (10,556)
Short-term borrowings    (18)   -       (18)     (7)   (16)      (23)
Long-term debt          -              -              -         (244)               -         (244)
   Interest expense    2,350  (5,747)        (3,397)             805             (11,628)  (10,823)
   Net interest income       $ 2,938        $  (797)        $  2,141            $  2,321  $  1,882
$  4,203


     Provision for Loan Losses - The provision for loan losses is a charge to earnings for potential losses inherent in the loan portfolio.  The amount of provision is determined based
on an evaluation of the adequacy of the allowance for losses on loans which is described in
Note 1 to the consolidated financial statements.  A number of factors enter into the determination of the provision, and the amount of losses cannot always be predicted with certainty.  The 1993 provision totaled $345 thousand as compared to $940 thousand in
1992 and
$1.1 million in 1991.  This trend in lower provisions is attributed to improvement in problem
credits and lower net charge offs.  Net charge offs as a percent of average loans were
.10%,
.13%, and .42%, respectively, for 1993, 1992, and 1991.  Note 3 to the consolidated financial
statements summarizes the changes in the allowance for loan loss account which amounted to
2.23% of loans at December 31, 1993, as compared to 2.32% the prior year-end.  Table
3 presents
the components of nonperforming assets at December 31, 1993, which includes $900 thousand added
from the Stephenville acquisition.


Table 3 - Nonperforming Assets (000's omitted):

                                         At December 31,
                       1993      1992      1991
Nonaccrual loans      $ 2,788   $ 1,951   $ 3,541
Loans past due 90 days or more       58       576           74
   Nonperforming loans  2,846     2,527     3,615
Foreclosed assets       1,474     1,678     3,018
   Total nonperforming assets   $ 4,320  $  4,205     $  6,633
   As a % of loans and
    foreclosed assets   1.14%     1.26%     2.12%


     Other Income - Other income increased 13.8% in 1993 to $9.8 million as compared to $8.6
million and $8.3 million, respectively, in 1992 and 1991.  The Stephenville bank accounted for
$538 thousand of the $1.2 million increase recorded in 1993.  Trust fees amounted to
$2.9
million in 1993 compared to $2.7 million in 1992 which was slightly below the 1991 total.
Service fees on deposit accounts in 1993 increased 7.1% from the 1992 amount which reflected
a 12.4% gain over 1991.  These increases relate primarily to growth in transaction account
activity.  Table 4 presents year to year changes for other income.  Other miscellaneous represents various revenue items, including recoveries of amounts taken as losses in prior years.  During 1993 such recoveries were approximately $200 thousand higher than the prior
year.  In order to reduce the level of investment in a federally-sponsored lending agency, two
subsidiary banks sold debt securities of that agency which resulted in a $62 thousand gain
and
also contributed to the 1993 increase in other miscellaneous income.

Table 4 - Other Income (000's omitted):

                         Increase            Increase
                  1993  (Decrease)    1992  (Decrease)    1991
Trust department income   $  2,946 $    176   $  2,770 $    (30)  $  2,800
Service fees on
 deposit accounts  4,766      461      4,305      475      3,830
Mastercard merchant fees       493      103        390      (56)  446
Safe deposit rental fees       237       18        219       (9)  228
Exchange fees        187       31        156        4        152
Data processing fees 105      (37)       142      (16)       158
Other miscellaneous          1,106                439        667       (91)      758
                $  9,840$   1,191   $  8,649$     277   $  8,372



     Other Expenses - Non-interest expense for 1993 totaled $28.2 million, an increase of $2.3 million, or 8.9%, over 1992. The 1992 total of $25.9 million was $1.5 million, or 6.0%, over 1991.
Excluding the operating expenses at the Stephenville bank which was purchased in February, 1993, total non-interest expenses in 1993 were up by only $235 thousand from the prior year.

     The largest component of non-interest expense is salaries and employee benefits which increased $1.8 million, or 14.5% in 1993.
The addition of the Stephenville bank accounted for $1.0 million of the increase. Total salaries and employee benefits in 1992 totaled
$12.4 million, an increase of $834 thousand, or 7.2%, from 1991.
     Net occupancy expense of $2.1 million in 1993 was slightly below 1992 and was due primarily to lower property taxes. The 1992 increase over 1991 resulted from higher depreciation and insurance expense. Equipment-related expenses for 1993 were up 4.1% with the increase resulting primarily from higher depreciation. Equipment expenses in 1992 were virtually unchanged from 1991.

     In 1994 the Company's lead bank, First National Bank of
Abilene, will install a new data processing system and begin adding to the Abilene data center the affiliate banks which are now processed by outside service providers. The capital expenditures for the new data processing system and facilities plus related conversion expenses are projected to total approximately $4.5 million Company-wide. The expected increase in the Company's future data processing expense will be offset to some extent by the elimination of fees now being paid to outside sources and expected operating efficiencies. Also in 1994, Stephenville Bank & Trust will have projected capital expenditures of $1.8 million related to the relocation of its main banking office.

     FDIC insurance expense in 1993 was $148 thousand higher than 1992 and was due primarily to acquisitions. The 1992 amount was $188 thousand higher than 1991 and was caused by a rate increase.


     Correspondent Bank charges represent fees paid primarily by First National Bank of Abilene to its major upstream correspondent banks for check clearing services. This expense also includes the cost of clearing items for non affiliated banks which utilize First
National Bank of Abilene as their primary clearing bank. In those situations First National Bank of Abilene recovers its cost through account analysis fees or deposit balances. Year to year changes for this expense relate to volume.

     Other miscellaneous as shown in Table 5 consists of outside director fees, travel, communication, insurance, and various other operating expenses. The 1993 total of other miscellaneous includes $356 thousand for the settlement of legal claims against one of the subsidiary banks.

     The Company utilizes the ratio of total non-interest expense to net revenue (taxable equivalent net interest income plus other income) as a key indicator of operating efficiency. As shown in Table 5, the ratio increased slightly in 1993 following a decrease in 1992 and compared favorably to the Company's Federal Reserve peer group average of 65.55%.

Table 5 - Other Expenses (000's omitted):

                         Increase            Increase
                  1993  (Decrease)    1992  (Decrease)    1991
Salaries        $ 11,132 $  1,395   $  9,737 $    490   $  9,247
Profit sharing     1,102       57      1,045      214        831
Pension and other benefits   2,010      348      1,662      131      1,531
                  14,244    1,800     12,444      835     11,609

Net occupancy      2,119      (34)     2,153      154      1,999
Equipment expense  1,780       70      1,710       33      1,677
FDIC insurance expense       1,762      148      1,614      188 1,426
Correspondent bank
 service charges     836       67        769       (6)       775
Printing and supplies745       23        722      122        600
Outside data processing fees   551      (51)       602       21   581
Postage              689       33        656       58        598
Advertising          509        4        505      103        402
Professional fees    551       12        539      191        348
Other miscellaneous          4,404      237      4,167     (231)     4,398
  Total noninterest expense         $ 28,190 $  2,309   $ 25,881  $ 1,468    $24,413
As a % of Net Revenue       60.43%              59.75%              62.86%

     Income Taxes - Income tax expense for 1993 amounted to $5.7 million compared to $4.9 million in 1992 and $3.8 million in 1991.
During 1993 the new tax law increased the rate paid on taxable income above $10 million to 35%. The effective tax rates on pre-tax income were 32.4%, 31.3%, and 28.3% for years 1993, 1992, and 1991, respectively. Note 6 to the consolidated financial statements provides additional analysis of income tax expense for these years.

BALANCE SHEET REVIEW

     Statement of Financial Accounting Standards No. 107,
"Disclosures about Fair Value of Financial Investments", requires all entities to disclose the fair value of their financial investment assets and liabilities. Note 7 to the consolidated financial statements provides the required disclosures and describes the methodologies which the Company used to determine fair values. Due to the wide range of permitted valuation techniques and numerous estimates given the absence of active secondary markets, the reasonable comparability between financial institutions may be affected. Comments in this discussion pertain to recorded book values which are based on historical costs.
     Total Assets - Total assets at December 31, 1993, totaled
$924.6 million, up from $839.4 million at the end of 1992, with the increase due largely to the addition of the $88 million asset
Stephenville bank and a $20 million asset branch office acquired by the First National Bank in Cleburne. On a daily average basis, total assets were $899.3 million in 1993 as compared to $805.5 million in 1992.

     Investment Securities - At December 31, 1993, the investment portfolio was $421.7 million, an increase of $51.1 million, or 13.8%, over the previous year-end balance. The increase over the prior year is attributed to the 1993 acquisitions and consisted primarily of U. S. Treasury and U. S. Government agency securities.
Note 2 to the consolidated financial statements provides further detail on the mix, maturities, and values of the securities portfolio at December 31, 1993. Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and
Equity Securities", was issued in 1993 and requires that such securities be classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity will be recorded at amortized cost. Securities classified as available-for-sale will be recorded at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Securities classified as trading will be recorded at fair value, with unrealized gains and losses included in earnings. The
Company will adopt this accounting standard at the beginning of 1994 and expects that the resulting adjustment to assets and equity will not be material.
     Loans - Total loans at December 31, 1993, amounted to $376.5 million, up $45.2 million, or 13.6%, from the 1992 year-end balance, $24.6 million of which related to the Stephenville acquisition. Overall, the change reflects an increase of $30.2 million in commercial loans, an increase of $17.5 million in consumer loans, and $2.5 million decrease in real estate loans.
During 1993 total loans averaged $361.1 million which was $48.6 million, or 12.8%, above the prior year average.

     Deposits -  Total deposits at December 31, 1993, amounted to
$828.4 million as compared to $750.4 million at the end of 1992.
Excluding the deposits at the Stephenville bank and the Cleburne branch, total deposits were down $15.1 million from the prior year-end and reflect movement of bank interest-bearing deposits to higher yielding nonbank investments. Excluding the effect of the acquisitions, non-interest bearing deposits were virtually unchanged from the 1992 year-end balance. For the year, total deposits averaged $802.8 million as compared to the 1992 average of $717.2 million.

     Capital - At the end of 1993, total shareholders' equity was $90.4 million, up $9.0 million from December 31, 1992. The
Company's total risk-based capital ratio at year-end was 18.5% compared to 18.7% at December 31, 1992. The risk-based guideline assigns weighted levels of risk to asset categories to measure capital adequacy and requires a minimum ratio of 8.0%. On April
27, 1993, the Board of Directors approved a 10% stock dividend which was paid June 1, 1993. The Company does not anticipate any significant changes in dividend policy which has yielded cash dividend payout ratios of 34.0%, 32.0%, and 34.8%, respectively, in 1993, 1992, and 1991.

     Liquidity Position - Liquidity is the ability of the Company to meet its cash needs as they arise. Such cash needs can develop from loan demand, deposit withdrawals and acquisition opportunities. The statements of cash flows which are included in the consolidated financial statements present the changes in cash and cash equivalents which consist of cash and due from banks and Federal funds sold. The subsidiary banks continue to maintain relatively low loan to deposit ratios (combined 44.9% at December
31, 1993) and highly liquid investment portfolios with short maturities. In view of these factors and the parent company's $5.0 million available line of credit, Management considers the current liquidity position to be adequate.

     Asset/Liability Management - Asset/liability management is the funding and investment strategies necessary to maintain an appropriate balance between interest-sensitive assets and liabilities. It is the policy of the Company that each subsidiary establish asset/liability policies for balance sheet management.
Interest-sensitivity analysis is one of the tools used to monitor interest rate risk resulting from periodic mismatches or "gap" in the maturities of assets and liabilities. The consolidated interest sensitivity ratios at December 31, 1993, as shown in Table 6, remain relatively unchanged from the prior year-end. Historically, the strong core deposit base which does not reprice on a contractual basis has protected the Company from the earnings volatility indicated in the analysis.


Table 6 - Interest Sensitivity Analysis (000's omitted):

                Within 3   4-6            7-12           1-5      Over 5
                 Months   Months         Months         Years      Years         Total
Interest-earning assets:
 Total loans  $ 205,476        $  19,290      $  27,296 $ 114,161              $  10,264  $
376,487
 Investment securities    40,755  15,977 66,743 267,844 30,418     421,737
 Short-term investments   38,356            194            493        100                    39,143
  Total interest-earning
   assets       284,587   35,461  94,532        382,105 40,682     837,367

Interest-bearing liabilities:
 Transaction deposit
  accounts      280,998                                 280,998
 Time deposits  201,993           72,603         52,039    41,936                      1
368,572
  Total interest-bearing
     liabilities       $ 482,991      $  72,603      $  52,039  $  41,936    $         1  $ 649,570

Interest sensitivity gap      $ (198,404)     $ (37,142)$  42,493              $ 340,169 $
40,681  $ 187,797

Cumulative interest
 sensitivity gap        (198,404)      (235,546)      (193,053)   147,116        187,797
187,797
Ratio of interest sensitive
 assets to interest
 sensitive liabilities      0.59    0.49   1.82    9.11    -
Cumulative ratio of
 interest sensitive assets
 to interest sensitive
 liabilities       0.59     0.58    0.68   1.23    3.32
Cumulative interest
 sensitivity gap as a
 percent of earning assets-23.69% -28.13%-23.05%  17.57% 22.43%


     Market and Dividends - The following Table 7 provides the high and low bid prices
and
dividends paid with respect to the Company's common stock for the periods indicated.
All
amounts have been adjusted for the 10% stock dividend on June 1, 1993.  On November
1, 1993,
the Company's stock was listed on the NASDAQ National Market under the trading symbol FFIN.


Table 7 - Common Stock Data

                                       Dividends
Quarter           High      Low        Declared
1993
   Fourth       $  41.50 $  40.00$   0.32
   Third           40.00    39.00    0.32
   Second          39.00    37.00    0.32
   First           37.00    35.50    0.25

1992
   Fourth       $  35.50 $  31.00$   0.25
   Third           31.00    23.00    0.25
   Second          23.00    20.00    0.25
   First           20.00    18.00    0.21

1991
   Fourth       $  18.00 $  17.50 $  0.21
   Third           17.50    16.50    0.21
   Second          16.50    16.00    0.21
   First           16.00    15.50    0.19


Table 8-Quarterly Financial Data (Unaudited)
(Dollars in thousands, except per share data)

                                                                   1993


                                  4th      3rd           2nd        1st
Summary Income Statement Information:
    Interest income           $  13,648 $  13,677     $  13,734  $  13,379
    Interest expense              4,524     4,476         4,565      4,453
    Net interest income           9,124   9,201         9,169   8,926
    Provision for loan losses        (8)         172        108         73
    Net interest income after provision for
   loan losses                    9,132   9,029         9,061   8,853
    Non-interest income           2,745   2,449         2,383   2,263
    Non-interest expense          7,583     6,956         7,151      6,500
    Income before income taxes    4,294   4,522         4,293   4,616
    Provision for income taxes    1,407     1,480         1,375      1,485
    Net income before cumulative
         effect of accounting change     2,887   3,042  2,918   3,131
    Cumulative effect of accounting change<F1>(1)       -         -              -       1,255
    Net income                $   2,887 $   3,042     $   2,918  $   4,386

Per Share Data<F2>(2):
    Net income before cumulative
         effect of accounting change $    0.77 $    0.81         $    0.78 $    0.84
    Net income per share           0.77    0.81          0.78    1.17
    Cash dividends declared        0.32    0.32          0.32    0.25
    Book value at period end      24.14   23.70         23.24   22.80
    Market value (period end) bid 41.50   40.00         39.00   37.00

    Market value (bid):
         High                     41.50   40.00         39.00   37.00
         Low                      40.00   39.00         37.00   35.50

Quarterly Financial Data (Unaudited) - continued
(Dollars in thousands, except per share data)


                                                                   1992


                                  4th      3rd           2nd        1st
Summary Income Statement Information:
    Interest income            $  13,448$  13,599     $  14,030  $  14,497
    Interest expense               4,586    5,041         5,591      6,197
    Net interest income            8,862  8,558         8,439   8,300
    Provision for loan losses        318      136           226        260
    Net interest income after provision for loan losses 8,544   8,422          8,213     8,040
    Non-interest income            2,231  2,110         2,093   2,215
    Non-interest expense           6,780    6,342         6,226      6,533
    Income before income taxes     3,995  4,190         4,080   3,722
    Provision (benefit) for income taxes    1,270    1,331           1,263     1,134
    Net income                 $   2,725$   2,859     $   2,817  $   2,588

Per Share Data<F2>(2):
    Net income per share       $    0.73$    0.76     $    0.76  $    0.70
    Cash dividends declared         0.25   0.25          0.25    0.21
    Book value at period end       21.87  21.38         20.90   20.42
    Market value (period end) bid  35.50  31.00         23.00   20.00

    Market value (bid):
         High                      35.50  31.00         23.00   20.00
         Low                       31.00  23.00         20.00   18.00


























<F1>(1)  Adoption of Statement of Financial Accounting Standards No. 109,
"Accounting for
         Income Taxes."
<F2>(2)  Historical amounts adjusted for stock dividends and stock splits.  The quarterly price range of the Company's stock is the closing price, as reported by The
         Principal/Eppler, Guerin & Turner, Inc., of Abilene, Texas.  The Company's stock was
         traded local over-the-counter prior to November 1, 1993, the effective date of listing on the NASDAQ National Market.  Such over-the-counter market quotations
         reflect inter-dealer prices without retail markup, markdown, or commission and may
         not necessarily represent actual transactions.

Item 8.  Financial Statements and Supplementary Data

    The independent auditor s report, and consolidated financial statements of Bankshares at December 31, 1993 and 1992 and for each of the three years in the period ended December 31 are provided on pages 32 through 49. Also included for the year ended December 31, 1993 (first required year) is management s report on responsibility for the financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1993 AND 1992

              ASSETS                             1993          1992
CASH AND DUE FROM BANKS<N2>(Note 2)       $ 51,171,307$ 61,836,625

FEDERAL FUNDS SOLD                          38,356,000  40,705,000

          Total cash and cash equivalents   89,527,307102,541,625

INTEREST-BEARING DEPOSITS IN BANKS             787,000  791,000

INVESTMENT SECURITIES (market value of $426,312,702
   in 1993 and $377,596,751 in 1992)<N2>(Note 2)    421,735,616    370,633,351

LOANS<N3><N13>(Notes 3 and 13)             376,491,081             331,291,342

  Less- Allowance for loan losses            8,385,827               7,700,004

          Net loans                        368,105,254             323,591,338

BANK PREMISES AND EQUIPMENT, net<N4><N8>(Notes 4 and 8)
27,227,71624,290,301

OTHER ASSETS                                                        17,247,039  17,626,219

          Total assets                    $924,629,932            $839,473,834

          LIABILITIES AND SHAREHOLDERS' EQUITY

DEMAND DEPOSITS                           $179,112,763$162,327,571

TIME DEPOSITS<N5>(Note 5)                               649,318,566
588,117,556

          Total deposits                   828,431,329   750,445,127

DIVIDENDS PAYABLE                                     1,198,940913,892

OTHER LIABILITIES                                          4,556,424      6,681,857

          Total liabilities                834,186,693   758,040,876

COMMITMENTS AND CONTINGENCIES<N8>(Note 8)

SHAREHOLDERS' EQUITY<N14>(Note 14):
  Common stock, $l0 par value; authorized 5,000,000 shares;
      issued and outstanding 3,746,687 shares in 1993 and
      3,384,785 shares in 1992              37,466,870    33,847,850
  Capital surplus                                         13,672,409      4,299,902
  Retained earnings                                       39,303,960     43,285,206

          Total shareholders' equity        90,443,239    81,432,958

          Total liabilities and shareholders' equity$924,629,932       $839,473,834

The accompanying notes are an integral part of these consolidated statements.


             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991

                                      1993               1992                   1991
INTEREST INCOME:
  Interest and fees on loans     $29,277,659        $28,356,420    $32,373,815
  Interest on investment securities-
    Taxable                                 22,996,639              24,800,45524,481,871
    Exempt from federal income tax   746,195   862,0111,364,203
  Interest on federal funds sold and interest-bearing
    deposits in banks              1,417,218          1,555,290      3,601,927
                                  54,437,711         55,574,176     61,821,816
INTEREST EXPENSE:
  Interest on time deposits<N5>(Note 5)     18,016,432              21,394,40431,950,828
  Interest on federal funds purchased and other
    short-term borrowings              1,510    20,385   43,147
  Interest on long-term debt          -                 -              244,314
                                  18,017,942         21,414,789     32,238,289

    Net interest income           36,419,76934,159,387              29,583,527
PROVISION FOR LOAN LOSSES<N3>(Note 3)          345,010                 940,070
1,120,000

    Net interest income after provision
      for loan losses             36,074,759         33,219,317     28,463,527

OTHER INCOME:
  Trust department income          2,945,840 2,769,8932,800,421
  Service fees on deposit accounts 4,766,464 4,305,3493,830,398
  Other                            2,128,187          1,574,105      1,740,797
                                   9,840,491          8,649,347      8,371,616
OTHER EXPENSE:
  Salaries and employee benefits  14,244,21512,443,926              11,609,106
  Net occupancy expense            2,119,222 2,152,9111,998,982
  Equipment expense                1,780,223 1,709,5401,677,174
  FDIC assessments                 1,761,566 1,614,4591,426,307
  Correspondent bank service charges 836,376   768,707  774,427
  Other expenses                   7,448,892          7,191,778      6,926,964
                                  28,190,494         25,881,321     24,412,960

EARNINGS BEFORE INCOME TAXES      17,724,75615,987,343              12,422,183
INCOME TAX EXPENSE<N6>(Note 6)     5,746,509          4,998,018      3,777,146

NET EARNINGS BEFORE CUMULATIVE ADJUSTMENT
FOR CHANGE IN ACCOUNTING FOR INCOME TAXES   11,978,247
10,989,325 8,645,037

CUMULATIVE ADJUSTMENT FOR CHANGE IN
  ACCOUNTING FOR INCOME TAXES<N1>(Note 1)    1,254,808                  -
       -

NET EARNINGS                                $13,233,055            $10,989,325$ 8,645,037

Earnings per share before cumulative adjustment
  for change in accounting for income taxes      $3.20    $2.95$2.35

Net earnings per share                 $3.53     $2.95    $2.35

The accompanying notes are an integral part of these consolidated statements.

             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991

                                      Common Stock               Capital              Retained
                            Shares     Amount      Surplus            Earnings

BALANCE at December 31, 1990      2,229,795        $22,297,950    $15,278,625
$30,249,364

  Net earnings             -         -         -                    8,645,037

  Stock issuances          12,591   125,910   132,867   -

  Cash dividends declared, $.82 per share      -        -              -          (3,009,534)

  Purchase and retirement of common
      stock                (7,345)            (73,450)                (50,460)       (68,896)

BALANCE at December 31, 1991      2,235,041         22,350,410     15,361,032
35,815,971

  Net earnings             -         -         -                   10,989,325

  Stock issuances          31,228   312,280   124,030   -

  Stock split, 3 for 2 effective
   June 1, 1992         1,118,516          11,185,160             (11,185,160)        -

  Cash dividends declared, $.95 per
      share                -                   -                       -          (3,520,090)

BALANCE at December 31, 1992      3,384,785         33,847,850      4,299,902
43,285,206

  Net earnings             -         -         -                   13,233,055

  Stock issuances          23,386   233,860    48,388   -

  Cash dividends declared, $1.20 per share     -        -              -          (4,505,022)

  Stock dividend, 10%     338,516           3,385,160               9,324,119    (12,709,279)

BALANCE at December 31, 1993      3,746,687        $37,466,870    $13,672,409
$39,303,960












The accompanying notes are an integral part of these consolidated statements.

             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991

                                      1993                1992                        1991
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                  $ 13,233,055       $ 10,989,325   $  8,645,037
 Adjustments to reconcile net earnings to net
  cash provided by operating activities-
   Depreciation and amortization  2,175,585 2,175,971               2,369,782
   Provision for loan losses        345,010   940,070               1,120,000
   Premium amortization, net of
      discount accretion          5,189,292 3,699,508               2,623,097
   Gain on sale of investment securities      (61,638)  -             (22,500)
   Deferred federal income tax benefit     (1,417,478)(375,613)       (65,102)
   (Increase) decrease in other assets      2,750,474               2,144,239       (751,351)
   Increase (decrease) in other liabilities   (2,772,707)          (1,026,941)       321,850
       Total adjustments          6,208,538          7,557,234      5,595,776

       Net cash provided by operating
           activities            19,441,593         18,546,559     14,240,813

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in interest-bearing
  deposits in banks                 194,000   394,000               1,704,000
 Cash and cash equivalents received through
  acquisition, net of payment for
  stock<N16>(Note 16)             5,511,888    -        -
 Cash and cash equivalents received
  through purchase
  of assets and liabilities, net of cash
  paid<N16>(Note 16)             16,876,513    -        -
 Proceeds from sale of investment securities8,682,805   -              22,500
 Proceeds from maturities of investment
  securities                    186,331,303        152,773,289    105,922,563
 Purchase of investment securities       (203,916,974)           (170,884,138)  (177,234,187)
 Net (increase) decrease in loans         (20,103,090)            (21,630,385)     6,010,111
 Capital expenditures            (3,620,335) (733,162)(805,653)
 Proceeds from sale of other assets         1,750,925               1,670,580      1,150,857

       Net cash used in investing activities        (8,292,965)   (38,409,816)   (63,229,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits 2,879,995 (568,380)     5,820,958
 Net increase (decrease) in time deposits (23,105,215)(158,067)    36,343,680
 Net decrease in other short-term borrowings   -      (934,192)      (289,548)
 Repayment of long-term debt         -         -                   (8,064,367)
 Payments to repurchase common stock -         -      (192,806)
 Proceeds of stock issuances        282,248   436,310  258,777
 Dividends paid                  (4,219,974)        (3,388,462)    (2,895,686)

   Net cash provided by (used in)
   financing activities         (24,162,946)        (4,612,791)    30,981,008

NET DECREASE IN CASH AND CASH EQUIVALENTS (13,014,318)
(24,476,048)   (18,007,988)

CASH AND CASH EQUIVALENTS, beginning of year       102,541,625    127,017,673
145,025,661

CASH AND CASH EQUIVALENTS, end of year   $  89,527,307           $102,541,625
$127,017,673

The accompanying notes are an integral part of these consolidated statements.

            FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1993, 1992, AND 1991



<N1>1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A summary of significant accounting policies of First Financial
Bankshares, Inc. and subsidiaries (the "Company," formerly First
Abilene Bankshares, Inc.) applied in the preparation of the accompanying consolidated financial statements follows. The accounting principles followed by the Company and the methods of applying them are in conformity with both generally accepted accounting principles and prevailing practices of the banking industry.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Investment Securities

Investment securities are stated at cost adjusted for premium amortization and discount accretion, which are recognized as adjustments to interest income using the interest method. The adjusted cost of the identified investments sold is used to determine security gains and losses. The Company had no trading securities at December 31, 1993 or 1992, and has the positive intent and ability to hold investment securities until maturity.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Unearned income on installment loans is recognized in income over the terms of the loans in decreasing amounts using a method which approximates the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely.

The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon management's review and evaluation of the loan portfolio. The factors considered in the evaluation of the loans include general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the respective lease or the estimated useful lives of the improvements, whichever is shorter.

Excess of Cost Over Fair Value of Tangible Assets Acquired
(Goodwill)

Goodwill, relating to acquisitions of certain subsidiary banks, is being amortized by the straight-line method over periods of 15 and 40 years.

Per Share Data

Earnings per share are based on the weighted average number of common shares and common share equivalents outstanding in 1993, 1992, and 1991 of 3,746,687, 3,723,264, and 3,676,268,
respectively, adjusted retroactively for stock dividends and splits. Common share equivalents represent the dilutive effect of stock options. Additionally, dividends per share have been retroactively adjusted for the effect of stock dividends and splits.

Reclassifications

Certain 1992 and 1991 amounts have been reclassified to conform to the 1993 presentation.

Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

Change in Accounting for Income Taxes

In February 1992, Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes," was issued. This statement requires an asset and liability approach for financial accounting and reporting for income taxes and supersedes
"Accounting for Income Taxes" required by Statement of Financial
Accounting Standards No. 96 and APB Opinion No. 11. The Company adopted this statement effective January 1, 1993, with the resulting cumulative adjustment to income increasing other assets by $1,254,808.

Accounting Standards Not Yet Adopted

In May 1993, Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity
Securities," was issued. This statement requires management to classify debt and equity securities as held-to-maturity, available-for-sale, or trading based on their intent. Securities classified as held-to-maturity will be recorded at amortized cost. Securities classified as available-for-sale will be recorded at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. Securities classified as trading will be recorded at fair value, with unrealized gains and losses included in earnings. This statement is effective for fiscal years beginning after December 15, 1993. It is to be initially applied as of the beginning of the fiscal year and cannot be applied retroactively. The Company will adopt this statement during the first quarter of 1994. The resulting adjustment to assets and stockholders' equity is not expected to be material.

In May 1993, Statement of Financial Accounting Standards No. 114,
"Accounting by Creditors for Impairment of a Loan," was issued.
This statement requires that impaired loans, within the scope of the statement, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or market price or the fair value of the collateral if the loan is collateral dependent. This statement applies to fiscal years beginning after December 15, 1994, and is not expected to have a material effect on the accompanying financial statements.



<N2>2.    CASH AND INVESTMENT SECURITIES:

Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. During 1993 and 1992, such average balances totaled approximately $13,974,000 and $12,622,000, respectively.

The amortized cost, estimated market values, and gross unrealized gains and losses of investment securities as of December 31, 1993 and 1992, are as follows:

                                                  December 31, 1993
                                       Gross     Gross   Estimated
                          Amortized UnrealizedUnrealized  Market
                           Cost             Gains          Losses                  Value
  U.S. Treasury securities
    and obligations of U.S.
    Government corporations
    and agencies    $ 363,737,702         $ 4,282,799 $ (581,805)  $ 367,438,696

  Obligations of states and
    political subdivisions       17,484,965   239,978    (62,245)     17,662,698

  Mortgage-backed securities     39,092,949               836,425      (138,066)
39,791,308

    Total debt securities       420,315,616 5,359,202   (782,116)    424,892,702

  Other securities      1,420,000             -                          -            1,420,000

    Total investment
     securities     $ 421,735,616         $ 5,359,202 $ (782,116)  $ 426,312,702


                                                 December 31, 1992
                                       Gross     Gross   Estimated
                          Amortized UnrealizedUnrealized  Market
                             Cost          Gains           Losses                  Value
  U.S. Treasury securities
    and obligations of U.S.
    Government corporations
    and agencies     $ 331,819,344        $ 6,635,976$ (707,436)  $ 337,747,884

  Obligations of states and
    political subdivisions       12,461,597   290,413   (36,269)     12,715,741

  Mortgage-backed securities     24,932,410              804,631       (23,915)  $  25,713,126

    Total debt securities       369,213,351 7,731,020  (767,620)    376,176,751

  Other securities       1,420,000            -                         -            1,420,000

    Total investment
    securities       $ 370,633,351        $ 7,731,020$ (767,620)  $ 377,596,751


The Company and its subsidiaries invest in securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations and asset-backed securities. The expected maturities of these securities at December 31, 1993, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated market value of debt securities at December 31, 1993, by contractual and expected maturity, are shown below.

                                                         Estimated
                                               Amortized  Market
                                                 Cost          Value

       Due in one year or less          $102,791,410           $104,250,183
       Due after one year through five years        281,657,422 284,429,016
       Due after five years through ten years        23,135,199  23,309,729
       Due after ten years                12,731,585             12,903,774

            Total debt securities       $420,315,616           $424,892,702

Investment securities carried at approximately $91,098,000 and $84,658,000 at December 31, 1993 and 1992, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.



<N3>3.    LOANS AND ALLOWANCES FOR LOAN LOSSES:

Major classifications of loans are as follows:

                                                                  December 31,
                                          1993               1992
     Commercial, financial, and agricultural       $ 208,811,960  $ 178,578,608
     Real estate - construction            5,340,796   3,500,484
     Real estate - mortgage               73,501,642  77,917,542
     Installment                          95,457,007                 77,713,964
                                         383,111,405                337,710,598
     Unearned income                      (6,620,324)                (6,419,256)

     Total loans                       $ 376,491,081              $ 331,291,342

At December 31, 1993 and 1992, the Company was carrying nonaccrual loans of approximately $2,788,000 and $1,951,000, respectively. Had these loans performed according to their original contract terms, the Company would have accrued interest of approximately $377,000 and $327,000 for the years ended
December 31, 1993 and 1992, respectively, as compared to amounts actually recognized of approximately $53,000 and $0, respectively. In management's opinion, the allowance for loan losses is adequate to absorb any losses which may arise from these and other loans in the portfolio.

Changes in the allowance for loan losses are summarized as follows:

                                        Year Ended December 31,
                                                                                       1993                 1992
                   1991

     Balance at beginning of year$7,700,004 $7,161,134 $7,301,797
     Allowance of acquired bank (Note 16)     712,222    -              -
     Provision charged to operations345,010   940,070 1,120,000
     Loans charged off           (1,935,490)   (1,845,949)  (2,633,093)
     Recoveries                   1,564,081           1,444,749      1,372,430

     BALANCE AT END OF THE YEAR $ 8,385,827         $ 7,700,004    $ 7,161,134


<N4>4.    BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment:


                                                         December 31,
                                                1993            1992
     Land                                $  4,165,743 $  3,121,168
     Buildings                             26,773,800 26,068,479
     Furniture and equipment               11,212,839 10,188,525
     Leasehold improvements                 6,631,728     4,342,804
                                           48,784,110           43,720,976
     Accumulated depreciation and amortization       (21,556,394)   (19,430,675)

                                         $ 27,227,716         $ 24,290,301

<N5>5.    TIME DEPOSITS:

Time deposits of $100,000 or more totaled approximately
$78,013,000 and $75,623,000 at December 31, 1993 and 1992,
respectively. Interest expense on these deposits was approximately $2,335,000, $3,551,000, and $5,895,000 during 1993,
1992, and 1991, respectively.



<N6>6.    INCOME TAXES:

The Company files a consolidated federal income tax return.
Income tax expense (benefit) is comprised of the following:

                                                  Year Ended December 31,
                                  1993                1992           1991
     Current federal income tax$ 5,909,179         $ 5,373,631    $ 3,477,897
     Deferred federal income tax benefit    (162,670) (375,613)       (65,102)
     State income tax                 -                  -            364,351

     Income tax expense        $ 5,746,509         $ 4,998,018    $ 3,777,146

During 1993, the federal income tax rate for the Company's taxable income greater than $10,000,000 changed from 34 percent to 35 percent. The adjustment to the Company's deferred tax assets and liabilities for this change was insignificant.

The provision for income tax expense (benefit), as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

                                           As a Percent of Pretax Earnings
                                     1993            1992            1991
     Expected tax expense             34.4%     34.0%     34.0%
     Reductions in taxes resulting from
       interest income exempt from
       federal income tax             (1.5)%    (2.2)%    (5.0)%
     Other                            (0.5)%    (0.5)%    (0.7)%

     Income tax expense               32.4%     31.3%     28.3%

The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 1993, are as follows:

                                   Asset         Liability                  Total
     Tax basis of loans in excess
     of financial
       statement basis        $ 2,888,398         $     -         $ 2,888,398
     Financial statement basis of
     fixed assets in
       excess of tax basis        -       (1,183,552)(1,183,552)
     Nondeductible write-downs and
     adjustments to other real
     estate owned and repossessed
       assets                     275,060     -        275,060
     Accretion on investments
     recognized for financial
     reporting purposes, but not
       recognized for tax purposes-         (107,071) (107,071)
     Benefits of a subsidiary bank
       net operating loss carryforward        961,534   -        961,534
     Other                            938               -                 938
                              $ 4,125,930         $ (1,290,623)   2,835,307

     Valuation allowance                                        (480,767)
     Net deferred tax asset                          $ 2,354,540

At December 31, 1993, the First National Bank in Cleburne
("Cleburne"), a subsidiary bank, had a net operating loss carryforward for federal income tax purposes of approximately
$2,747,000. In its consolidated return, subject to certain yearly limitations, the Company can utilize Cleburne's preacquisition net operating loss carryforward to offset future consolidated taxable income only to the extent Cleburne has future taxable income. If not used, the net operating loss carryforward expires as follows: $1,822,000 in 2001, $560,000 in 2002, and $365,000 in 2005.

The valuation allowance was established to recognize the uncertainty of realization of the benefit related to Cleburn's net operating loss carryforward. The following summarizes the changes in the allowance account:


     Initial allowance established at January 1, 1993                $524,638

     Reduction in valuation allowance based on current
     period utilization of net operating loss carryforward            (43,871)

     Valuation allowance at December 31, 1993                        $480,767



<N7>7.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, approximately 95% of its assets and 99% of its liabilities are considered financial instruments as defined in Statement No. 107. Many of the Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Company's general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities. Therefore, significant estimations and present value calculations were used by the Company for the purposes of this disclosure.

Estimated fair values have been determined by the Company using the best available data, as generally provided in the Company's
Regulatory Reports, and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances.The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1993 were as follows:

     - Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                         Estimated Estimated Recorded Recorded
                           Fair      Fair      Book     Book
                           Value       Value    Balance  Balance
                           1993          1992            1993                1992
     Cash and due from
     banks           $ 51,171,307       $ 61,836,625             $ 51,171,307   $ 61,836,625
     Federal funds sold38,356,00040,705,000         38,356,000     40,705,000
     Interest-bearing
     deposits in banks    787,000   791,000  787,000   791,000
     Investment securities
     (Note 2)         426,312,702        377,596,751              421,735,616    370,633,351

     - Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities. Financial instrument assets with variable rates and financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.


                            Estimated EstimatedRecordedRecorded
                              Fair      Fair     Book    Book
                              Value        Value        Balance        Balance
                              1993          1992          1993           1992
     Deposits with stated
     maturities         $308,512,178      $294,625,218            $306,806,246   $292,975,617
     Deposits with no stated
     maturities          521,625,083       457,569,510             521,625,083    457,469,510
     Net loans           372,915,014       329,113,894             368,105,254    323,591,338

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by Statement No. 107 nor has the Company estimated its value. There is no material difference between the notional amount and the estimated fair value of off-balance-sheet unfunded loan commitments which total $82,053,000 and $67,356,000 at December 31, 1993 and 1992, respectively, and are generally priced at market at the time of funding. Letters of credit discussed in Note 9 have an estimated fair value based on fees currently charged for similar agreements. At December 31, 1993 and 1992, fees related to the unexpired term of the letters of credit are not significant.

Management is concerned that reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.



<N8>8.    COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management's opinion, the Company has adequate legal defenses with respect to these actions, and the resolution of these matters should have no material adverse effects upon the results of operations or financial condition of the Company.

The Company has an unused line of credit with a bank under which it may borrow up to $5,000,000 at the London Interbank Offered
Rate plus 1%, adjusted for reserves and deposit insurance expense. The line of credit is unsecured and matures on August 1, 1994. The Company paid no fee to secure the unused line of credit and accordingly has not estimated a fair value of the unused line of credit at December 31, 1993 or 1992.

The Company leases portions of its banking premises under operating leases. Total rental expense for these leases was approximately $246,000, $224,000, and $224,000 for the years ended December 31, 1993, 1992, and 1991, respectively. The
Company is a lessor for portions of its banking premises.

Total rental income for all leases included in net occupancy expense was approximately $1,214,000, $1,219,000, and $1,318,000 for the years ended December 31, 1993, 1992, and 1991, respectively. At December 31, 1993, approximate future minimum lease commitments and lease receivables are summarized as follows:

                                       Lease     Lease
                                    CommitmentsReceivables

          1994                  $    200,400$   778,900
          1995                       205,400   489,800
          1996                       212,400   216,700
          1997                       123,900    76,400
          1998 and Thereafter        -             -
                    Total       $    742,100$1,561,800



<N9>9.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.
Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                              Contract or
                                            Notional Amount
     Financial instruments whose
     contract amounts
     represent credit risk-
     Commitments to extend credit         $  82,053,000
     Standby letters of credit                3,394,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The average collateral value held on letters of credit is 73%.

<N10>10.  CONCENTRATION OF CREDIT RISK:

The Company grants commercial, retail, agriculture, and residential loans to customers primarily in North Central and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the local economic sector.



<N11>11.  PENSION AND PROFIT SHARING PLANS:

The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and a percentage of the employee's qualifying compensation during the final years of employment. The Company's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards.
Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1993 and 1992.

                                                          December 31,
                                            1993           1992
     Actuarial present value of benefit obligations:
       Accumulated benefit obligation, including
           vested benefits of $4,257,607 and
           $3,830,354 in 1993 and 1992, respectively$  4,369,543  $  3,962,429

     Projected benefit obligation for service
       rendered to date               $ (4,776,193)               $ (4,248,923)
     Plan assets at fair value, primarily
       corporate bonds and equity securities      6,422,398          6,294,282

     Plan assets in excess of projected benefit obligation            1,646,205     2,045,359
     Unrecognized net gain from past experience
       different than that assumed and effects of
       changes in assumptions             (271,131)                   (576,034)
     Unrecognized net asset at January 1, 1987,
       being recognized over 10.7 years            (534,298)          (676,502)

     Prepaid pension cost included in other assets$     840,776   $     792,823

Net pension cost (credit) for the years ended December 31, 1993, 1992, and 1991, included the following components:


                                           Year Ended December 31,
                                      1993        1992          1991
     Service cost - benefits earned
     during the period           $ 358,084         $ 307,643 $ 291,861
     Interest cost on projected benefit
     obligation                    369,861  322,416  289,606
     Actual return on plan assets (282,192)(578,291)(426,068)
     Net amortization and deferral         (398,544)           (78,592)      (185,584)

     Net periodic pension cost (credit)   $  47,209          $ (26,824)     $ (30,185)

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 8.5% and 4.0%, respectively. The expected long-term rate of return on assets was 8.5%.

Under the provisions of the Tax Reform Act of 1986, the Company was required to amend its pension plan by December 31, 1992, with an effective date of January 1, 1989. During 1992, the Company amended the pension plan without causing a significant change in funding requirements or future benefits.

The Company also provides a profit sharing plan which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company's contributions over a seven-year period. Profit sharing plan costs were $1,037,000, $1,045,000, and $831,000 in
1993, 1992, and 1991, respectively.



<N12>12.  DIVIDENDS FROM SUBSIDIARIES:

At December 31, 1993, approximately $9,605,000 was available for the declaration of dividends by the Company's subsidiary banks without the prior approval of regulatory agencies.



<N13>13.  LOANS TO RELATED PARTIES:

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the two years ended December 31, 1993, (determined as of each respective year-end) follows:


                         Balance at                 Balance at
                          BeginningAdditional           End
                          of Period       Loans       Payments              of Period

     Year ended December 31, 1993$27,289,817     $65,681,463   $(59,130,059)
$33,841,221

     Year ended December 31, 1992$26,641,481     $37,703,642   $(39,982,661)
$24,362,462

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.



<N14>14.  STOCK OPTION PLAN:

The Company has adopted an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At
December 31, 1993, the Company had reserved 260,691 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant, at a rate of 20% each year cumulatively during the 10-year term of the option. At December 31, 1993, 48,709 shares were exercisable. An analysis of stock option activity for the years ended December 31, 1993 and 1992, is as follows:

                                               Number Option Price
                                              of Shares    of Shares
     Options outstanding at December 31, 1991          155,969  $10.77 - 18.18
       Canceled                             (1,237)      $18.18
       Exercised                           (35,726)             $10.77 - 13.77
       Granted                               -                         -
     Options outstanding at December 31, 1992          119,006  $10.77 - 18.18
       Canceled                               (500)      $40.00
       Exercised                           (23,822)             $10.77 - 18.18
       Granted                               25,650                     $40.00

     Options outstanding at December 31, 1993          120,334     $10.77 - 40.00
Stock options have been adjusted retroactively for the effects of stock dividends and splits.

15.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:

      Condensed Balance Sheets-December 31, 1993 and 1992

                                                   1993     1992
   ASSETS
   Cash in subsidiary bank                $    460,649$    162,211
   Investment securities                     8,185,20411,463,022
   Investment in subsidiaries, at equity    82,380,55369,766,514
   Excess of cost over fair value of tangible assets acquired909,593   955,728
   Other assets                                316,125                 148,021

     Total assets                          $92,252,124             $82,495,496

       LIABILITIES AND SHAREHOLDERS' EQUITY
   Total liabilities                       $ 1,808,885             $ 1,062,538
   Shareholders' equity-
     Common stock                           37,466,870              33,847,850
     Capital surplus                        13,672,4094,299,902
     Retained earnings                      39,303,960              43,285,206

        Total shareholders' equity          90,443,239              81,432,958

     Total liabilities and shareholders' equity     $92,252,124    $82,495,496


   Condensed Statements of Earnings
   For the Years Ended December 31, 1993, 1992, and 1991

                                     1993          1992          1991
   INCOME
     Cash dividends from subsidiary banks$  8,935,000        $  9,365,000$7,700,000
     Excess of earnings over dividends
          of subsidiary banks    4,860,292  1,997,734 1,317,760
     Other income                  550,543              589,051             448,444
                                14,345,835 11,951,785 9,466,204
   EXPENSES
     Salaries and employee benefits829,148    694,927   617,778
     Franchise taxes                 5,799      4,428    11,030
     Other operating expenses      505,323              430,390             359,628
                                 1,340,270            1,129,745             988,436

   EARNINGS BEFORE INCOME TAXES 13,005,565 10,822,040 8,477,768

   Income tax benefit              251,862              167,285             167,269

   Net earnings before cumulative adjustment
     for change in accounting for income taxes      13,257,427 10,989,3258,645,037

   Cumulative adjustment for change in
     accounting for income taxes             (24,372)             -              -

   NET EARNINGS                $13,233,055          $10,989,325        $ 8,645,037


   Condensed Statements of Cash Flows
   For the Years Ended December  31, 1993, 1992, and 1991


                                    1993           1992         1991
   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings             $13,233,055 $10,989,325               $8,645,037
    Adjustments to reconcile net earnings
     to net cash provided by operating
     activities-
      Excess of earnings over dividends of
          subsidiary banks    (4,860,292) (1,997,734)             (1,317,760)
      Depreciation                21,177      19,811   15,610
      Discount accretion, net of premium
       amortization              (30,616)    (64,838) (65,389)
      Amortization of excess of cost over
       fair value of assets acquired          46,135   46,135         46,135
      (Increase) decrease in other assets   (117,587) (42,140)        16,713
      Increase (decrease) in liabilities     461,298                  34,390       (100,873)

          Net cash provided by operating
           activities          8,753,170    8,984,949               7,239,473


   CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Stephenville Bank & Trust       (7,750,000)        -              -
    Capital expenditures         (71,693)    (22,513)  (7,505)
    Proceeds from maturity of investment
     securities               20,800,000  18,000,000               3,700,000
    Purchases of investment securities   (17,495,313)            (26,402,477)    (6,630,318)

          Net cash used in investing
           activities         (4,517,006)          (8,424,990)    (2,937,823)


   CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to repurchase common stock       -        -            (192,806)
    Proceeds of stock issuance   282,248     436,310  258,777
    Cash dividends paid       (4,219,974)          (3,388,462)    (2,895,686)
          Net cash used in financing
           activities         (3,937,726)          (2,952,152)    (2,829,715)

   NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS        298,438  (2,392,193)              1,471,935

   CASH IN SUBSIDIARY BANK AT BEGINNING
     OF THE YEAR                 162,211            2,554,404      1,082,469

   CASH IN SUBSIDIARY BANK AT END
     OF THE YEAR           $     460,649        $     162,211     $2,554,404


<N16>16.  ACQUISITION:

Effective February 1993, the Company purchased 100% of the outstanding common and preferred stock of Stephenville Bank &
Trust ("Stephenville") for $7,750,000 in cash. The fair market value of net assets acquired exceeded the purchase price by approximately $317,500. This excess (negative goodwill) was applied to reduce long-term assets (primarily bank premises).

The value assigned to assets acquired and liabilities assumed is as follows:
     Assets acquired (primarily cash, securities, and loans)
$87,419,000
     Liabilities assumed (primarily deposits)         79,669,000
     Cash paid for stock                     7,750,000

The unaudited pro forma consolidated results of operations, as if Stephenville had been acquired as of the beginning of 1992, are as follows:

                                               1993            1992
     Interest income                   $ 55,276,000              $ 60,650,000
     Net earnings                        13,350,000 11,653,000
     Earnings per share                        3.56       3.13

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of 1992.



<N17>17. CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows:

                                                Year Ended December 31,
                                       1993         1992           1991
  Supplemental cash flow information-
   Interest paid                 $22,013,739        $22,659,559    $33,081,506
   Federal income taxes paid       6,256,742 5,515,8294,164,214

  Schedule of noncash investing and
  financing activities-
   Assets acquired through foreclosure         530,950  569,360      1,468,822



<N18>18.  SUBSEQUENT EVENT (UNAUDITED):

In March 1994, the Company completed a business combination to be accounted for as a pooling of interests with Concho Bankshares, Inc. ("Concho") and its wholly owned subsidiary, Southwest Bank of San Angelo. In connection with the transaction, Concho shareholders exchanged substantially all of their common stock at the rate of one share of Concho common stock for 1.15 shares of the Company's common stock.

The following supplemental information presents the effects of the combination of the Company and Concho on the accompanying reported financial position and results of operations as of and for the years ended:

                                    1993            1992                   1991
       Total assets     $1,017,983,000           $ 928,338,000$ 915,308,000
       Total equity         96,605,000  87,139,000               78,615,000
       Interest income      60,206,000  61,441,000               68,127,000
       Net earnings         13,746,000  11,734,000                9,076,000
       Earnings per share            3.49        2.96        2.31


                     FIRST FINANCIAL BANKSHARES, INC.
                            MANAGEMENT'S REPORT
              ON RESPONSIBILITY FOR THE FINANCIAL STATEMENTS

     The Management of First Financial Bankshares, Inc. is responsible for the preparation, integrity and fair presentation of its annual financial statements as of December 31, 1993, and the year then ended. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. Management has also prepared the other information included in this Annual Report and is responsible for its accuracy and consistency with the financial statements.

     The annual financial statements referred to above have been audited by Arthur Andersen & Co., who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the Board of Directors. Management believes that all representations made to Arthur Andersen & Co. during the audit were valid and appropriate.


Kenneth T. Murphy                                             Curtis R. Harvey
Chairman of the Board                                    Executive Vice President
and Chief Executive Officer                                   and Chief Financial Officer



                           ARTHUR ANDERSEN & CO.
                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Financial Bankshares, Inc.:

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc., formerly First Abilene
Bankshares, Inc. (a Texas corporation), and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company adopted Statement of
Financial Accounting Standards No. 109, "Accounting for Income
Taxes" and changed its method of accounting for income taxes.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bankshares, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.



                                          Arthur Andersen & Co.
Dallas, Texas,
  January 12, 1994

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure


                                 PART III

Item 10. Directors and Executive Officers of the Registrant

    a.)  Election of Directors

    A Board of Directors is to be elected at the annual meeting.
Each Director elected will hold office until the next annual meeting of the shareholders and until his or her successor shall be elected and qualified. Under the Bylaws of the Company, an individual may not stand for election or reelection as Director upon attainment of 72 years of age unless such individual owns at least 1% of the outstanding shares of the Company and is less than 75 years of age. While Bylaws of the Company fix the number of Directors at a number not less than three nor more than thirty, fifteen nominees are named and proposed by management. The reason that the number of Directors authorized exceeds the number of nominees is to avoid the necessity of amending the Bylaws of the Company each time that it would appear to be to the advantage of the Company to increase the number of its Directors. The proxies accompanying the proxy statement mailed to shareholders cannot be voted by the proxy committee for a greater number of persons than the number of nominees named. Other Directors could be elected after nominations from the floor at the annual meeting if such nominees each receive a majority vote of the shareholders.
Although the management of the Company does not contemplate that any of the nominees will be unable to serve, if such a situation arises prior to the annual meeting, the proxy committee will vote in accordance with its best judgment.

    During the last full year, four regular quarterly meetings of the Board of Directors were called and held. All directors were able to attend at least 75% of the aggregate of the meetings of the Board of Directors and the meetings held by all committees of the Board on which they served. Directors who are not officers of the Company receive $800 for each Board meeting attended.

    First Financial Bankshares, Inc. does not have a standing nominating or compensation committee of the Board of Directors.
The Company has a standing Executive Committee whose responsibilities include functioning as a compensation committee and a nominating committee with appropriate recommendations to the entire Board. The Executive Committee met nine times during 1993 and, among other items, considered and took action on matters relating to its capacity as Compensation and/or Nominating
Committee.  In its capacity as Nominating Committee, the Executive
Committee will consider director nominations from security holders.
There are no prescribed procedures which the security holder must follow. The Company has a Directors' Audit Committee which has the responsibility of acting on behalf of the Board in receiving and reviewing both internal and external audit reports. During 1993 the Audit Committee met two times. The Company also has an Administrative Committee for the Profit Sharing, Pension and
Flexible Spending Account Benefit Plans.  Pursuant to the 1992
Incentive Stock Option Plan for Key Employees of First Financial
Bankshares, Inc. and its Subsidiaries, the Board of Directors has also appointed a Stock Option Committee composed of five members.
Directors who are not officers of the Company receive $400 for each committee meeting attended.

    b.)  Executive Officers

             Term of     Years Served      Principal Occupation
Name     Age    Office     Office          In Such Office  During Past 5 Years
Kenneth T. Murphy        56     Chairman,    1 year           7 years     Chairman,
President and Chief
         President and                     Executive Officer; Chairman,
         Chief Executive        First National Bank of Abilene,
         Officer                           Abilene, Texas*<A1>


Curtis R. Harvey         48     ExecutiveVice                1 year     3 years     Executive
Vice President and
         President and                     Chief Financial Officer since
         Chief Financial        December 1, 1990;
         Officer                           Executive Vice President, Bank
                         One, Texas, N.A.

<A1>*The bank shown is a subsidiary of the Company.


    c.)  Compliance with Section 16(a) of the Exchange Act

    During 1993 only one person subject to the reporting requirements of Section 16(a) of the Exchange Act failed to file or timely file reports required in connection therewith. Dian Owen was elected as a Director of the Company at the annual meeting held in April of 1993 and a Form 3 (Initial Statement of Beneficial
Ownership of Securities) was filed at that time. However, the original Form 3 inadvertently omitted certain shares of the Company's stock owned by Ms. in street name. In addition, Ms. Owen either was not aware of, or simply overlooked, her responsibility to report acquisition by her of share of the Company's stock during the six-month period preceding her election and during the remainder of the Company's fiscal year following her election. A
Form 5 was filed by Dian Owen on January 26, 1994 covering Ms.
Owen's ownership and acquisitions of the Company's stock which should have been previously reported by her.


    The names and principal occupations of Registrant's
Directors, together with the length of service as a Director are as follows:

                   Years as  Principal Occupation
Name          Age  Office    Director (1)                  During Last Five Years
J. Allen Baird     71        Director     30               Chairman, Mrs Baird's Bakeries, Inc.
                             since December 16, 1992;
                             President, Mrs. Baird's Bakeries, Inc.
F. Scott Dueser (2)          40        Director                3     President and Chief
Executive Officer,
                             First National Bank of Abilene, Abilene,
                             Texas*<A1>,since May 18, 1993; President,
                             First National Bank of Abilene, Abilene,
                             Texas*<A1>,January 15,1991,to May 18,
1993;
                             Executive Vice President, First National
                             Bank of Abilene, Abilene, Texas*<A1>
Patrick N. Gerald  54        Director     13               Chairman and President, First
National
                             Bank, Sweetwater, Sweetwater,Texas*<A1>
Robert E. Hitt     69        Director     21               Investments
<B2>(2)<B3>(3)
<B4>(4)<B5>(5)
Ralph N. Hooks
<B2>(2)<B3>(3)     74        Director     38               Chairman, Lydick-Hooks
Roofing Company
Joe B. Matthews (5)          49        Director                6     Geologist
Raymond A. McDaniel,         60        Director                2     McDaniel & Associates
   Jr.<B3>(3)
Bynum Miers<B5>(5) 57        Director      2               Ranching and Investments
Kenneth T. Murphy (2)        56        Chairman,              22     See "Executive Officers"
on Page 6
              President and
              Chief Executive
              Officer, Director
Dian Graves Owen   54        Director      1               Chairman, Owen Healthcare, Inc.
James M. Parker    63        Director     21               President, Parker Properties, Inc.
<B2>(2)<B3>(3)<B4>(4)
W.V. Ramsey, Jr.,M.D.        66        Director               23     Chairman, Abilene Aero,
Inc. since
<B2>(2)<B3>(3)<B4>(4)                                           July 1, 1991; Radiology
Associates
Craig Smith   51   Director      4     Chairman and President, Hereford
                             State Bank, Hereford, Texas*<A1>
H.T. Wilson<B2>(2)
<B5>(5)       66   Director     11     Chairman, Eastland National Bank,
                             Eastland, Texas*<A1>
Stanley P. Wilson
<B5>(5)       71   Director     23     Retired Executive Vice President and

General Counsel, Central and South West                                   Corporation




<B1>(1)       The years indicated are the approximate number of years each person has continuously served
              as Director of the Company, or, prior thereto, of First National Bank of
Abilene, which
              became a wholly-owned subsidiary of the Company in April, 1973, when all the then Directors
              of First National Bank of Abilene became Directors of the Company.
<B2>(2)       This Director/Nominee is a member of the Executive Committee.
<B3>(3)       This Director/Nominee is a member of the Stock Option Committee.
<B4>(4)       This Director/Nominee is a member of the Administrative Committee of the Company Profit
              Sharing and Pension Plan.
<B5>(5)       This Director/Nominee is a member of the Directors' Audit Committee.

Item 11. Director and Officer Compensation


    a.) Directors who are not officers of the Company receive $800 for each Board meeting attended and $400 for each committee meeting attended.

    b.)  Officer Compensation


    The following table provides individual compensation information on the Chief Executive Officer and the four most highly compensated officers of the Company and its subsidiaries.


                        SUMMARY COMPENSATION TABLE


                             Long Term
                 Annual     Compensation
              Compensation    Awards
                               Number of    All Other
                            Securities        Compen-
                            Underlying         sation
Name and Principal Position             Year
Salary($)Options(#)(1)<C1>($)(2)<c2>
Kenneth T. Murphy, Chairman,            1993        $  257,0003,000             $  26,516
President & CEO-First Financial         1992  237,000    -     27,650
Bankshares, Inc.          1991   217,750      4,950     22,981

F. Scott Dueser, President & CEO        1993  151,250  2,000   18,382
First National Bank of Abilene          1992  130,000    -     16,305
    1991           114,167       3,300         12,415

Patrick N. Gerald, Chairman and         1993  132,000  1,000   14,031
President & CEO-First National Bank,    1992  125,000    -     13,702
Sweetwater                1991   121,000      1,650     11,713

Craig Smith, Chairman and President     1993  124,500  1,000   15,299
& CEO-Hereford State Bank 1992   117,500        -       15,905
    1991           110,000       2,475         13,745

Curtis R. Harvey, Executive Vice Pres-  1993  117,000  1,000   13,050
ident & CFO-First Financial Bankshares, 1992  110,000    -     13,024
Inc.                      1991   105,000      2,475     10,852







<C1>(1)  Adjusted for stock splits and stock dividends.
<C2>(2)  The Company's contribution to Profit Sharing Plan.

    The following table contains information concerning options granted during the past fiscal year under the Company's Incentive Stock Option Plan to the Company's Chief
Executive
Officer and four other most highly compensated Executive Officers.


                     Option Grants in Last Fiscal Year

                                            Potential Realizable
                                            Value at Assumed
                                            Annual Rates of Stock
                                            Price Appreciation for
                                Individual Grants                                        Option Term

         Number of       % of Total
        SecuritiesOptions
        Underlying       Granted toExercise
          Options         Employees or Base
          Granted         in Fiscal  Price         Expiration
Name             <D1>(#)(1)          Year            ($/Sh)        Date
5% ($)   10% ($)
Kenneth T. Murphy    3,000   11.70%$   40.00 06/29/03       $  70,581
$ 183,468

F. Scott Dueser      2,000    7.80     40.00 06/29/03  47,054 122,312

Patrick N. Gerald    1,000    3.90     40.00 06/29/03  23,527  61,156

Craig Smith  1,000   3.90     40.00 06/29/03   23,527  61,156

Curtis R. Harvey     1,000    3.90     40.00 06/29/03  23,527  61,156










<D1>(1)   Granted under Incentive Stock Option Plan.

           The following table contains information concerning each exercise of stock options
during the last fiscal year by each of the persons named below and the fiscal year-end value
of unexercised options.

              Aggregated Option Exercises in Last Fiscal Year
                         and FY-End Option Values

                                 Number of
                                Securities  Value of
                                Underlying           Unexercised
            Number of                     Unexercised    In-the-Money
           Securities                  Options at FY-     Options at
           Underlying                    End<E1>(#)(1)     FY-End ($)
         Shares Acquired  Value           Exercisable/   Exercisable/
Name               on Exercise (#)        Realized ($)  UnexercisableUnexercisable
Kenneth T. Murphy  4,343$  113,536     7,797   213,248
                             9,683   170,485

F. Scott Dueser    2,723    77,611       660    15,391
                             5,729   100,869

Patrick N. Gerald    -         -       2,617    71,575
                             3,954    69,617

Craig Smith        1,851    50,921       495    11,543
                             4,614    81,237

Curtis R. Harvey     495    11,296        -         -
                             2,980    36,982

(1) Adjusted for stock splits and stock dividends


Pension Plan

    The Company's Pension Plan requires annual contributions sufficient to provide the pension benefits accruing to employees under the Plan. The annual benefit for a participant in the Pension Plan who retires on his normal retirement date is the Accrued Benefit at December 31, 1988, plus 1.25% of average compensation multiplied by years of service from January 1, 1989.
"Average Compensation" is the average compensation during the 10 years immediately preceding the date of determination.
Compensation means the total amount paid to an employee during the year including bonuses, commissions, and overtime pay, but excluding reimbursed expenses, director fees, group insurance benefits and pension and profit sharing contributions. There are provisions in the Plan for early retirement with reduced benefits.
There is no vesting of Plan benefits until a participant has 5 or more years of credited service with participating employers. Full
(100%) vesting occurs upon the completion of 5 years of credited service or upon reaching age 65 without regard to credited service.

    The following table illustrates estimated retirement benefits under the Company Pension Plan for persons in specified remuneration and years of service categories and which benefits are payable annually for life with 10 years certain. The benefits listed in the table are not subject to any deduction for social security or other offset amounts. This illustration does not reflect any benefit which a participant may have accrued at December 31, 1988.

                            PENSION PLAN TABLE

                        Years of Service
Remuneration       15        20        25        30       35
$  25,000       $  4,688  $  6,250  $  7,813  $  9,375  $ 10,938
   50,000          9,375    12,500    15,625    18,750    21,875
   75,000         14,063    18,750    23,438    28,125    32,813
  100,000         18,750    25,000    31,250    37,500    43,750
  125,000         23,438    31,250    39,063    46,875    54,688
  150,000         28,125    37,500    46,875    56,250    65,625
  200,000         37,500    50,000    62,500    75,000    87,500
  250,000         46,875    62,500    78,125    93,750   109,375

The maximum annual pension benefit payable allowable under current law is $112,221.

    As of December 31, 1993, Mr. Murphy was credited with 23 years of service under the Company Pension Plan, Mr. Gerald was credited with 18 years of service, Mr. Smith was credited with 24 years of service, Mr. Dueser was credited with 17 years of service, and Mr. Harvey was credited with 3 years of service. The covered compensation of each of these officers and directors during 1993 was $235,840, $132,966, $124,500, $152,482, and $118,810,
respectively.

    In 1992 the Board of Directors approved a deferred compensation agreement between First Financial Bankshares, Inc. and Kenneth T. Murphy, Chairman, President and Chief Executive Officer.
The agreement was made in recognition of his contribution to the success of the Company and as an inducement to remain, subject to the discretion of the Board of Directors, in the emloy of the Company. The agreement provides that following retirement in December 2002, or such later date as may be mutually agreed upon by the parties, the Company will pay Mr. Murphy, or his beneficiary, the sum of $6,250 per month for a period of 84 months. The monthly amount is considered to be an appropriate level of supplemental income to partially offset Mr. Murphy's reduction in personal income following retirement and is based on an analysis of the difference in projected final year compensation and retirement compensation. The agreement also provides for 70% vesting at age
62, 80% vesting at age 63, and 90% vesting at age 64.

        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION

    No person who served as a member of the Executive Committee in its capacity as Compensation Committee was, during the past fiscal year, an officer or employee of the Company or any of its subsidiaries, or had any relationship requiring disclosure except for Mr. Tom Wilson who is a former subsidiary bank officer.
However, committee members Ralph Hooks, James Parker, and Dr. Wayne
Ramsey, Jr. did obtain loans from a subsidiary bank during the past year. In each case, such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. No executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

           EXECUTIVE COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    During the past fiscal year the Company's executive compensation program was administered by the Executive Committee acting in the capacity of Compensation Committee. The Company's executive compensation program consists of base salary, profit sharing, and incentive stock options. With the exception of the Chief Executive Officer, the base salaries for the executive officers named on page 6 of this Notice are reviewed in December of each year with adjustments made effective January 1. Included among the factors which the Committee considers when approving annual base salaries are: attainment of planned goals and objectives, scope of responsibility (asset size of subsidiary bank and/or degree of influence on the Company's profitability and operations), tenure with the Company, evaluation input from subsidiary bank directors, and relationship of base salary to the base salaries of other members of the executive officer group.

    The base salary for Mr. Murphy was reviewed in March 1993 with an adjustment made effective April 1, 1993. The increase was based on the following factors:

- -   The Company's financial performance for 1992 which reflected a
    27% increase in net income.
- -   Performance of Chief Executive Officer's duties which relate primarily to leading and -managing the Company within the broad guidelines set by the Board of Directors.
- -   Successful negotiation and completion of acquisition
    transaction.
- -   Base salary compared to Wyatt Data Services compensation survey data for chief executive officers of similar size organizations within the industry.
- -   Subjective evaluations of Mr. Murphy's contribution to the overall success of the Company.

    Stock options are granted under the Incentive Stock Option
Plan upon recommendation of the Stock Option Committee of the Board of Directors. The Executive Committee believes that the Stock
Option Plan is an integral part of the executive compensation program which encourages key employees to align their long-range interest with those of shareholders by accomplishing longer-term corporate goals. When granting options to all named executive officers for 1993, the Committee evaluated the total number of shares available, the number of unexercised options held by the individual, Company's and individual's performance, and the individual's level of responsibility.

    The following line graph compares cumulative total shareholder return with a performance indication of the overall stock market, the S&P 500 Stock Index, and a nationally-recognized banking industry index, the Keefe, Bruyette and Woods, Inc. (KBW)
50 Total Return Index, which is comprised of fifty of the nation's top banking companies.


    The required graphical presentation has been filed under separate cover of Form SE.



Robert E. Hitt                    W.V. Ramsey, Jr., M.D.
Ralph N. Hooks               H.T. Wilson
James Parker


Item 12. Security Ownership of Certain Beneficial Owners and
Management

    (a)  Security ownership of certain beneficial owners.

    There is no person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Registrant to be the beneficial owner of more than five percent of any class of the Registrant's voting securities. However, as of December 31, 1993, First Abilene and
First Sweetwater held of record in various fiduciary capacities an aggregate of 803,156 shares, or 21.4% of the Company's issued and outstanding common stock. These subsidiaries of the Company had sole power to vote 386,275 shares and 64,548 shares, respectively.
First Abilene also shared with other persons, the power to vote the remaining 352,423 shares. All of the shares held by each subsidiary Bank which are registered in its name as fiduciary, or in the name of its nominee, are owned by many different accounts, each of which is governed by a separate instrument which sets forth the powers of the fiduciary with regard to the securities held in such account.


    b.)  Security ownership of management

    Set forth in the following table is certain information as of December 31, 1993 as to the number of shares of Common Stock beneficially owned by each director of the Company, by each nominee for election as a director, by the Company's chief executive officer and its four other most highly compensated executive officers, and by the officers and directors of the Company as a group.

                       Number of Shares
                        Beneficially           Percent
Name                        Owned             of Class
J. Allen Baird                  7,344              0.2
F. Scott Dueser                19,733              0.5
Patrick N. Gerald              12,401              0.3
Robert E. Hitt                 41,439              1.1
Ralph N. Hooks                 78,255              2.0
Joe B. Matthews                 1,131               -
Raymond McDaniel, Jr.          11,757              0.3
Bynum Miers                    10,575              0.3
Kenneth T. Murphy              37,871              1.0
Dian Graves Owen                9,938              0.3
James M. Parker               158,777              4.0
W. V. Ramsey, Jr., M.D.        85,000              2.3
Craig Smith                    18,221              0.5
H. T. Wilson                   41,349              1.0
Stanley P. Wilson               7,101              0.2
Curtis R. Harvey                  660              -

 All Officers and Directors as a group       546,167        13.8


    c.)  Changes in control

    There have been no events to the Registrant's knowledge which have or will result in a change of control of the Registrant.

                                  PART IV

Item 13. Certain Relationships and Related Transactions

    Certain of Registrant's officers and directors are customers of one or more of Registrant's subsidiary banks, as are corporations and other business entities with which directors of Bankshares are affiliated as directors, officers or principals.
All loans to directors and officers of Bankshares, or to persons and firms with which they are or may be affiliated, were and are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not, and do not, involve more than the normal risk of collectibility or present other unfavorable features. None of the transactions involving Bankshares' subsidiaries and Bankshares' officers and directors, or other businesses with which they may be affiliated, have been classified or disclosed as nonaccrual, past due, restructured or potential problems.


Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

    The consolidated financial statements of the Registrant filed with this report are included on pages 33 through 51. There were no financial statement schedules filed as a part of this report.
Such information, to the extent applicable, has been made a part of the consolidated financial statements or included elsewhere in this report.

    An 8-K Current Report was filed during the fourth quarter of 1993 with regard to the Stock Exchange Agreement between the Registrant Concho Bancshares, Inc., and Southwest Bank of San
Angelo.

    An 8-K Current Report was filed during the fourth quarter of 1993 with regard to Articles of Amendment to the Articles of Incorporation adopted at a Special Meeting of the Shareholders held
October 26, 1993.

    An 8-K Current Report was filed during the fourth quarter of 1993 with regard to the branch acquisition by a subsidiary of the Registrant (First National Bank in Cleburne).

    The Registrant's Articles of Incorporation and Bylaws and material contracts have been filed with the Securities and Exchange
Commission in "Exhibits to Form S-15" under Registration No. 2-
73141.

    Copies of the following documents were filed with the Form
10-K Annual Report for the fiscal year ended December 31, 1984.

    1.   Joint Venture Agreement between First National Bank of
         Abilene and Grow-Griffin #1.

    2. Lease Agreement between First National Bank of Abilene and Crow/First Joint Venture.

    3.   Deferred Compensation Agreement between Bankshares and
         Walter F. Johnson.

    The following documents were filed with the Form 10-K Annual
Report for the fiscal year ended December 31, 1988.

    1. Articles of Amendment to the Articles of Incorporation adopted at the 1988 Annual Meeting of Shareholders.

    2. Restated Bylaws adopted by the Board of Directors on January 24, 1989.

    The following documents were filed with the Form 10-K Annual
Report for the fiscal year ended December 31, 1992.

    1.   Amendment to Registrant's Bylaws effective January 28,
         1992, relative to emeritus directors.

    2.   Deferred Compensation Agreement between Bankshares and
         Kenneth T. Murphy, Chairman of the Board, Chief Executive
         Officer and President of the Registrant.


    Listed below are all of the financial reports, schedules and exhibits filed with this report:


See Exhibit 1.


                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
(Registrant)


By:   /S/ KENNETH T. MURPHY            By:   /S/ CURTIS R. HARVEY


    KENNETH T. MURPHY, Chairman                       CURTIS R.
HARVEY, Executive
    of the Board, President,                                    Vice
President, Chief Financial
    Chief Executive Officer and                                 Officer,
Controller and Chief
    Director                                                                   Accounting
Officer

Date:    March  25  , 1994


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                                            TITLE               DATE


                             Director                 March     ,
1994
J. Allen Baird

/S/ F. SCOTT DUESER          Director                 March   8 ,
1994
F. Scott Dueser

                             Director                 March   8 ,
1994
Patrick N. Gerald

/S/ ROBERT E. HITT           Director                 March  15 ,
1994
Robert E. Hitt

/S/ RALPH N. HOOKS           Director                 March  29 ,
1994
Ralph N. Hooks

/S/ JOE B. MATTHEWS          Director                 March  15 ,
1994
Joe B. Matthews

/S/ RAYMOND A. McDANIEL, JR. Director                 March   9 ,
1994
Raymond A. McDaniel, Jr.

/S/ BYNUM MIERS              Director                 March   9 ,
1994
Bynum Miers

                             Director                 March     ,
1994
Dian Graves Owen

/S/ JAMES M. PARKER          Director                 March   9 ,
1994
James M. Parker

/S/ W.V. RAMSEY, JR., M.D.   Director                 March   9 ,
1994
W.V. Ramsey, Jr., M.D.

                             Director                 March     ,
1994
Craig Smith

/S/ H.T. WILSON              Director                 March  15 ,
1994
H.T. Wilson

/S/ STANLEY P. WILSON        Director                 March  15 ,
1994
Stanley P. Wilson
