Form 10-Q
period 1994-03-31
FIRST FINANCIAL BANKSHARES INC
filed 1994-05-12
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                             QUARTERLY REPORT

                  PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                                Commission File Number
   March 31, 1994                                           0-7674



                     FIRST FINANCIAL BANKSHARES, INC.
          (Exact Name of Registrant as Specified in its Charter)



           Texas                                             75-0944023
(State of Incorporation)                               (I.R.S. Employer
                                                        Identification No.)


400 Pine Street, Abilene, Texas                               79601
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

                             3,972,313 shares

                             TABLE OF CONTENTS

                                  PART I


                           FINANCIAL INFORMATION

Item                                                       Page




  1.  Financial Statements                                   3


  2.  Management's Discussion and Analysis of Financial

      Condition and Results of Operations                    9


      Signatures                                            11

                                  PART I


                           FINANCIAL INFORMATION

Item 1. Financial Statements.



The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 1994, December 31, 1993, and March 31, 1993, and the consolidated statements of income, the consolidated statements of changes in stockholders'equity, and the consolidated statements of cash flows for the three months ended March 31, 1994 and 1993, follow on pages 4 through 7.

             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                      March 31,        December 31,
          1994                   1993                   1993  1
ASSETS
    Cash and due from banks           $  50,375,800     $  44,655,903$  55,214,848
    Interest-bearing deposits
     in banks                               885,264      981,000   787,000
    Federal funds sold       27,078,000   42,340,000  45,506,000
    Investment securities:
         U.S Treasury and government
         agencies                       448,424,590  417,004,928435,839,601
         State and political
           subdivisions                  18,872,249   13,125,21117,484,964
         Other                                        7,961,246    10,404,195        2,854,971

               Total investment
                 securities 475,258,085  440,534,334 456,179,536

    Loans                               414,057,089  410,874,468427,099,587
         Less: Allowance for loan
                losses        9,327,781    9,319,288   9,013,387
               Unearned discount          6,868,228         6,924,813                6,856,584

               Net loans    397,861,080  394,630,367 411,229,616

    Bank premises and equipment-net      30,568,924   27,219,63030,052,817
    Goodwill                              1,238,783    1,080,543 1,257,743
    Other assets                                     20,140,311    21,997,830       17,755,085

TOTAL ASSETS             $1,003,406,247            $ 973,439,607$1,017,982,645


LIABILITIES
    Non-interest-bearing deposits    $  180,137,736     $ 162,647,891           $  193,934,140
    Interest-bearing deposits-demand    302,150,976  293,460,391306,975,494
    Interest-bearing deposits-time      413,034,325       417,037,332              412,439,927

         Total deposits                 895,323,037  873,145,614913,349,561

    Short-term borrowings       150,000      105,000      90,000
    Mortgage notes payable    1,127,845    1,218,133   1,150,988
    Dividends payable                     1,270,837      914,480 1,198,940
    Other liabilities                                 7,252,018     7,636,021        5,735,459

         Total liabilities              905,123,737       883,019,248              921,524,948

SHAREHOLDERS' EQUITY
    Capital stock-$10 par value;
         5,000,000 shares authorized     39,723,130   36,111,23039,708,470
    Capital surplus                      15,866,153    6,508,40515,841,318
    Retained earnings                    42,740,465   47,800,72440,907,909
    Unrealized (loss) on investment
         securities available for sale       (47,238)           -                        -

         Total Shareholders'equity       98,282,510        90,420,359               96,457,697

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY    $1,003,406,247            $ 973,439,607$1,017,982,645



1   Restated to reflect pooling of interests.

/TABLE

             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF EARNINGS - UNAUDITED

  Three Months Ended
         March 31,
                                                      1994               1993  1
INTEREST INCOME
    Loans, including fees             $  8,348,879$  7,976,805
    Investment income-taxable            5,994,169   6,322,392
    Investment income-tax exempt           217,709     179,746
    Interest on interest bearing deposits   10,810      10,188
    Interest on federal funds sold and other           281,924     361,550
         Total interest income          14,853,491  14,850,681

INTEREST EXPENSE
    Interest-bearing deposits            4,892,737   5,014,913
    Short-term borrowings                      724         618
    Interest on mortgage notes payable      26,534      28,643
         Total interest expense          4,919,995   5,044,174

NET INTEREST INCOME                      9,933,496   9,806,507
    Provision for loan losses               40,000      79,510

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES               9,893,496   9,726,997

NON-INTEREST INCOME
    Trust fees                             774,813     655,500
    Service fees on deposit accounts     1,300,161   1,217,286
    Other                                              859,846     606,427
         Total non-interest income       2,934,820   2,479,213

NON-INTEREST EXPENSE
    Salaries and employee benefits       4,155,870   3,710,093
    Net occupancy and equipment expenses   660,493     536,692
    Equipment expense                      500,674     450,613
    FDIC assessments                       500,185     678,940
    Correspondent bank service charges     218,276     205,933
    Other                                            2,244,953   1,706,394
         Total non-interest expense      8,280,451   7,288,665

EARNINGS BEFORE INCOME TAXES             4,547,865   4,917,545
    Provision for income tax             1,444,472   1,595,382

EARNINGS BEFORE CUMULATIVE ADJUSTMENT    3,103,393   3,322,163
    Cumulative adjustment-change in
     accounting principle                    -       1,023,595

NET EARNINGS AFTER CUMULATIVE ADJUSTMENT
 DUE TO CHANGE IN ACCOUNTING PRINCIPLE$  3,103,393$  4,345,758

EARNINGS PER SHARE
 BEFORE CUMULATIVE ADJUSTMENT         $       0.78$       0.84

NET EARNINGS PER SHARE
 AFTER CUMULATIVE ADJUSTMENT 2        $       0.78$       1.09

DIVIDENDS PER SHARE 3                 $       0.32$       0.25

    1    Restated to reflect pooling of interests.
    2    Earnings per share are calculated using weighted average shares outstanding for each period presented, giving retroactive effect to shares issued through a 10% stock dividend in the second quarter of 1993.
    3    Dividends per share are calculated using actual number of shares outstanding at the end of each period presented, giving retroactive effect to shares issued through a 10% stock dividend in the second quarter of 1993.

/TABLE

             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED


                                            Unrealized
                                              Loss On
                                            Investment  Total
                                            Securities Stock-
                Capital Stock     Capital   Retained  Available holders'
             Shares     Amount    Surplus            Earnings   for Sale    Equity
Balances at
 January 1, 1993       3,384,785$33,847,850$ 4,299,902       $43,285,206 $    -        $81,432,958

Net earnings                               13,746,463               13,746,463

Cash dividends                             (4,505,022)              (4,505,022)

Stock issued in
 acquisition  224,160  2,241,600  2,168,909 1,090,541          5,501,050

Stock issued  361,902  3,619,020  9,372,507        (12,709,279)                            282,248

Balances at De-
 cember 31, 1993       3,970,847 39,708,470 15,841,318        40,907,909  -             96,457,697

Net earnings-
 year to date                               3,103,393          3,103,393

Cash dividends                             (1,270,837)              (1,270,837)

Stock issued    1,466     14,660     24,835                       39,495

Unrealized
 gain (loss)                                                                               (47,238)       (47,238)

Balances at
 March 31, 1994        3,972,313$39,723,130$15,866,153       $42,740,465                 $ (47,238)    $98,282,510
/TABLE

               FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                Three Months Ended
                                                     March 31,
                                             1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                           $  3,103,393   $  4,345,758
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization            640,446        511,162
     Provision for loan losses                 40,000         79,510
     Premium amortization, net of discount accretion       1,106,149 1,207,748
     (Gain) loss on sale of investment securities        (    73,396)      684
     Deferred federal income tax benefit        -       (     32,430)
     (Increase) decrease in other assets  ( 2,508,141)  (  1,945,858)
     Increase (decrease) in other liabilities              1,660,353 (    924,764)
       Total adjustments                      865,411   (  1,103,848)

     Net cash provided by operating activities             3,968,804    3,241,810

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing
   deposits in banks                          (98,264)         -
  Cash and cash equivalents received through
   acquisition, net of payment for stock                   5,511,888
  Proceeds from sale of investment securities              2,024,688   312,764
  Proceeds from maturity of investment securities         30,067,505 52,163,718
  Purchase of investment securities       (52,250,734)  ( 41,793,686)
  Net (increase)in loans                   13,451,402   (  3,574,575)
  Capital expenditures                    ( 1,137,544)  (    247,198)
  Proceeds from sale of other assets            -             90,556

     Net cash provided by (used in)
     investing activities                 ( 7,942,947)    12,463,467

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits             (18,620,921)( 51,602,908)
  Net increase (decrease) in time deposits    594,398     10,303,237
  Net decrease in other short-term borrowings  60,000         15,000
  Repayment of long-term debt             (    23,143)        67,145
  Proceeds from stock issuances                39,495         31,802
  Purchase of treasury stock                    -       (    344,924)
  Dividends paid                          ( 1,342,734)  (    913,892)

     Net cash provided by (used in)
      financing activities                (19,292,905)  ( 42,444,540)

  Net (decrease) in cash and cash equivalents            (23,267,048)( 26,739,263)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           100,720,848  113,735,166

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 77,453,800 $ 86,995,903

SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
  Assets acquired through foreclosure    $      -       $    246,095
  Loans to finance sales of other real estate 122,865          -
  Unrealized (loss) on investment securities
   available for sale                          47,238          -
  The Company purchased all of the capital
   stock of Stephenville Bank and Trust for
   $7,750,000.  In conjunction with the
   acquisition, liabilities were assumed,
   as follows:
     Fair value of assets acquired              -         87,419,036
     Cash paid for the capital stock            -       (  7,750,000)
     Liabilities assumed                 $      -       $ 79,669,036


OTHER DISCLOSURES:
  Interest paid                          $  4,961,462   $  5,786,120
  Federal income tax paid                     120,000      385,470
/TABLE

  Item 2.  Management's Discussion and Analysis of Financial Condition
                                                      and Results of Operations


  Results of Operations

  Net income for the first quarter amounted to $3.1 million, or $ .78 per share. In the first quarter of 1993 earnings before cumulative accounting adjustment totaled $3.3 million, or $ .84 per share. Including the accounting adjustment resulting from the adoption of the new accounting principle for income taxes, net income was $4.3 million, or $1.09 per share, in the first quarter of 1993. The decrease in 1994 earnings is attributed primarily to narrower interest margins and increased operating expenses, some of which relate to the installation of new data processing systems, and the merger transaction mentioned above. Nonrecurring merger related expenses amounted to $98 thousand or $ .015 per share. Compared to the fourth quarter of 1993, the current quarterly earnings are up $74 thousand.

  In March 1994, the Company acquired through a stock exchange, Concho Bancshares, Inc. and its subsidiary, Southwest Bank of San Angelo. The transaction was accounted for as a pooling of interests; therefore, prior period financial statements have been restated to include Concho Bancshares, Inc. The following table shows the effect of Concho Bancshares, Inc.'s operations for the periods prior to combination (Note- The 1993 amounts are before cumulative adjustment due to change in accounting principle):

                              First
$(thousands)                            Financial    Concho  Combined
Three Months Ended March 31, 1994:
  Net Interest Income         $   9,048    $  885  $  9,933
  Net Income                      2,908       195     3,103

Three Months Ended March 31, 1993:
  Net Interest Income             8,927       880     9,807
  Net Income                      3,131       191     3,322


  Balance Sheet Review

  Total assets of $1.003 billion at March 31, 1994, represent a $30.0 million increase from March 31, 1993, and a $14.5 million decrease from December 31, 1993. As previously stated, the 1993 financial statements have been restated to reflect the acquisition of Concho Bancshares which was accounted for as a pooling. Compared to last year, the Company's balance sheet mix is relatively unchanged with asset growth funded with increased deposits and internally generated capital. Compared to year-end 1993, investment securities are up almost $20 million with the growth funded by reduced Federal funds sold and cash. Loans and deposits at March 31, 1994, show decreases of $13 million and $18 million, respectively, and, for the most part, reflect normal seasonal fluctuations.

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At March 31, 1994, the Company classified investment securities totaling $47.4 million as available-for-sale and $427.8 million as held-to-maturity. The securities classified as available-for-sale are recorded at fair value, with the resulting $47 thousand net of tax unrealized loss reported in a separate component of shareholders' equity. Investment securities classified as held-to-maturity are recorded at amortized cost. At March 31, 1994, the Company had no investment securities classified as trading.

  Nonperforming assets totaled $4.6 million at March 31, 1994, down from $7.2 million at March 31, 1993, and $5.0 million at December 31, 1993. The improvement from the first quarter 1993 resulted from a reduction in foreclosed assets, while lower nonaccrual loans accounted for the decrease from December 31, 1993. Management is not aware of any material classified credit not properly disclosed as nonperforming and considers the allowance for possible loan losses to be adequate.

Liquidity and Capital

  The Company's consolidated statements of cash flows are presented on pages 7-8 in this report. At March 31, 1994, the balance sheet continues to reflect adequate liquidity, and the parent company had no funded debt under its $5 million line of credit from an unaffiliated financial institution.

  The ratio of equity capital to assets at March 31, 1994, was 9.8% as compared to 9.3% at March 31, 1993, and 9.5% at December 31, 1993. With respect to the acquisition of Concho Bancshares, Inc., equity capital increased approximately $6.1 million, and 224 thousand shares of common stock were issued to Concho shareholders. The 1994 first quarter cash dividend was $ .32 per share, or 41% of earnings. On April 26, 1994, a 25% stock dividend and $. 28 per share second quarter cash dividend were approved. The stock dividend will be issued June 1, 1994 and the cash dividend is payable July 1, 1994.

                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                FIRST FINANCIAL BANKSHARES,
  INC.

  Date  May 12, 1994            By:
                                   Curtis R. Harvey
                                   Executive Vice-President
  and                              Chief Financial Officer




  Date May 12, 1994             By:
                                   Sandy Lester
                                   Secretary-Treasurer