Form 10-Q
period 1994-06-30
FIRST FINANCIAL BANKSHARES INC
filed 1994-08-11
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                             QUARTERLY REPORT

                  PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                   Commission File Number
   June 30, 1994                                                   0-7674


                     FIRST FINANCIAL BANKSHARES, INC.
          (Exact Name of Registrant as Specified in its Charter)


           Texas                                              75-0944023
(State of Incorporation)                                   (I.R.S. Employer
                                                          Identification No.)


400 Pine Street, Abilene, Texas                                  79601
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

                             4,981,412 shares

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

                                  PART I


                           FINANCIAL INFORMATION

Item 1. Financial Statements.



The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 1994, December 31, 1993, and June 30, 1993, and the consolidated statements of income, the consolidated statements of changes in stockholders'equity, and the consolidated statements of cash flows for the six months ended June 30, 1994 and 1993, follow on pages 4 through 8.

             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                           June 30,                 December 31,
                                                    1994            1993 1             1993 1
ASSETS
    Cash and due from banks          $ 51,097,002   $ 47,539,540       $ 55,214,848
    Interest-bearing deposits
     in banks                                     691,000         981,000              787,000
    Federal funds sold                      24,563,000     36,825,000          45,506,000
    Investment securities:
         U.S Treasury and
          government agencies            437,857,608    419,258,193        435,839,601
         State and political
          subdivisions                        18,811,892      15,588,915         17,484,964
         Other                                   7,027,918       8,565,495           2,854,971
               Total investment
                securities                     463,697,418    443,412,603        456,179,536

    Loans                                     411,378,162    408,068,408        427,099,587
         Less:Allowance for
          loan losses                            9,249,858       9,250,766          9,013,387
               Unearned discount             6,865,665       6,768,240           6,856,584
               Net loans                      395,262,639    392,049,402       411,229,616

    Bank premises and
     equipment-net                            30,388,223     28,314,629         30,052,817
    Goodwill                                    1,452,130       1,343,365          1,512,902
    Other assets                                18,349,557    18,613,877         17,499,926

TOTAL ASSETS                         $ 985,500,969 $ 969,079,416  $ 1,017,982,645


LIABILITIES
    Non-interest-bearing
     deposits                                $ 180,346,350 $ 166,720,596    $ 193,934,140
    Interest-bearing
     deposits-demand                        297,072,826   298,529,394       306,975,494
    Interest-bearing
     deposits-time                            400,324,228   402,888,609       412,439,927
         Total deposits                       877,743,404   868,138,599       913,349,561

    Short-term borrowings                       100,000        130,000              90,000
    Mortgage notes payable                   1,103,562      1,195,965          1,150,988
    Dividends payable                          1,394,795      1,194,225          1,198,940
    Other liabilities                              5,512,137      6,079,941          5,512,128
         Total liabilities                       885,853,898   876,738,730      921,301,617

SHAREHOLDERS' EQUITY
    Capital stock-$10 par
     value; 10,000,000 shares
          authorized                             49,814,120     37,429,675        39,759,490
    Capital surplus                             36,849,510     18,298,460        15,947,909
    Retained earnings                          13,708,290     36,612,551        40,973,629
    Unrealized (loss) on
     investment securities
     available for sale                             (724,849)         -                -

         Total Shareholders'
          equity                                   99,647,071    92,340,686         96,681,028

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY           $ 985,500,969 $ 969,079,416 $ 1,017,982,645

1   Restated to reflect pooling of interests.
/TABLE

             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF EARNINGS - UNAUDITED

                                           Three Months Ended         Six Months Ended
                                                     June 30,                     June 30,
                                             1994        1993  1           1994           1993   1
INTEREST INCOME
    Loans, including fees        $ 8,624,539   $ 8,353,606   $ 16,908,615   $ 16,340,967
    Investment income-
     taxable                           5,983,409      6,361,738     11,977,572      12,684,131
    Investment income-
     tax exempt                        218,580         185,260         436,289          365,006
    Interest on interest
     bearing deposits                   11,348           11,780          22,158           21,968
    Interest on federal
     funds sold and other            314,413          325,091        596,334         686,644
         Total interest
         income                     15,152,289      15,237,475    29,940,968     30,098,716

INTEREST EXPENSE
    Interest-bearing
     deposits                         5,077,875        5,124,431     9,970,610     10,139,963
    Short-term borrowings             1,668                               2,391
    Interest on mortgage
     notes payable                      26,264            29,139         52,798           57,783
         Total interest
        expense                      5,105,807        5,153,570    10,025,799     10,197,746

NET INTEREST INCOME    10,046,482       10,083,905    19,915,169     19,900,970
    Provision for
     loan losses                        105,000           146,500        145,000        226,010

NET INTEREST INCOME
    AFTER PROVISION FOR
    LOAN LOSSES                9,941,482        9,937,405     19,770,169   19,674,960

NON-INTEREST INCOME
    Trust fees                          746,422           694,190      1,521,235     1,349,690
    Service fees on
     deposit accounts               1,375,609        1,393,463      2,675,769     2,610,448
    Other                                571,053          607,843      1,457,790     1,245,134
         Total non-
         interest
          income                     2,693,084        2,695,496      5,654,794     5,205,272

NON-INTEREST EXPENSE
    Salaries and
     employee benefits             4,089,563        3,937,628      8,248,119    7,669,890
    Net occupancy and
     equipment expenses             624,838          613,204      1,285,427     1,172,520
    Equipment expense               541,349          426,910      1,049,032       923,543
    FDIC assessments                499,879          506,243         999,759       987,519
    Correspondent bank
     service charges                  219,300          244,240         439,146       445,857
    Other                             1,990,242       2,280,147       4,186,119    4,140,440
         Total non-interest
         expense                     7,965,171       8,008,372      16,207,602   15,339,769

EARNINGS BEFORE
     INCOME TAXES            4,669,395       4,624,529       9,217,361     9,540,463
    Provision for
     income tax                     1,518,656       1,493,385       2,963,227     3,088,766

EARNINGS BEFORE
     CUMULATIVE
      ADJUSTMENT              3,150,739       3,131,144      6,254,134     6,451,697
    Cumulative adjustment-
     change in accounting
     principle                               -                   -                 -         1,023,595

NET EARNINGS
    AFTER CUMULATIVE
    ADJUSTMENT DUE
 TO CHANGE IN
    ACCOUNTING
 PRINCIPLE                     $ 3,150,739     $ 3,131,144   $ 6,254,134 $ 7,475,292
EARNINGS PER
    SHARE BEFORE
    CUMULATIVE
 ADJUSTMENT                 $       0.63      $       0.63    $       1.26  $       1.30
NET EARNINGS
    PER SHARE
 AFTER CUMULATIVE
 ADJUSTMENT 2               $       0.63      $       0.63    $      1.26  $       1.51
DIVIDENDS PER
    SHARE 3                      $       0.28      $       0.25    $      0.54  $       0.45
    1    Restated to reflect pooling of interests.
    2    Earnings per share are calculated using weighted average shares outstanding for each period  presented, giving retroactive effect to shares issued through a 25% stock dividend in the second quarter of 1994.
    3    Dividends per share are calculated using actual number of shares outstanding at the end of  each period presented, giving retroactive effect to shares issued through a 25% stock dividend in the second quarter of
         1994.
/TABLE

      FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES CONSOLIDATED
         STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED

                                                                                                  Unrealized
                                                                                                  (Loss) On
                                                                                                  Investment       Total
                                                                                                   Securities       Stock-
                                 Capital Stock               Capital          Retained     Available       holders'
                             Shares        Amount          Surplus         Earnings      for Sale        Equity
Balances at
 January 1, 1993      3,384,785  $ 33,847,850   $ 4,299,902   $ 43,285,206  $     -        $ 81,432,958
Net earnings                                                                 13,233,055                    13,233,055
Cash dividends                                                              (4,505,022)                    (4,505,022)
Exercise of stock
 options                    23,386         233,860          63,317                                           297,177
Cash paid for
 fractional shares
 resulting from
 stock dividend                                                                  (14,929)                       (14,929)
Stock dividend          338,516       3,385,160      9,309,190   (12,694,350)                          -
Balances at
 December 31,
 1993                   3,746,687     37,466,870     13,672,409    39,303,960         -          90,443,239
Initial unrealized
 gain recorded on
 investment
 securities avail-
 able for sale                                                                                   207,991         207,991
Net earnings-
 year to date                                                                  6,254,134                      6,254,134
Cash dividends                                                              (2,665,633)                    (2,665,633)
Exercise of stock
 options                    10,711         107,110          11,809                                           118,919
Stock issued in
 acquisition              229,262       2,292,620      2,275,500     1,669,669                       6,237,789
Cash paid for
 fractional shares
 resulting from
 stock dividend                                                                (16,528)                         (16,528)
Stock dividend          994,752       9,947,520    20,889,792  (30,837,312)
Change in un-
realized gain
 (loss)                                                                                          (932,840)       (932,840)
Balances at
 June 30, 1994       4,981,412   $ 49,814,120  $ 36,849,510 $ 13,708,290   $(724,849)  $ 99,647,071
/TABLE

               FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                 Six Months Ended
                                                                      June 30,
                                                                 1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                          $  6,254,134    $ 7,475,292
  Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
     Depreciation and amortization                      1,361,664      1,086,769
     Provision for loan losses                               145,000        226,010
     Premium amortization, net of
      discount accretion                                    2,196,309      2,690,086
     (Gain) loss on sale of assets                             28,391          (2,818)
     Deferred federal income tax benefit                 (719,097)      (708,739)
     (Increase) decrease in other assets                   (351,449)     1,234,323
     Increase (decrease) in other
      liabilities                                                  391,719     (1,897,098)
       Total adjustments                                    3,052,537      2,628,533

     Net cash provided by operating
      activities                                                9,306,671     10,103,825

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing
   deposits in banks                                            96,000          -
  Cash and cash equivalents received
   through acquisition, net of
   payment for stock                                               -          5,511,888
  Proceeds from sale of investment
   securities                                                   2,739,810        625,528
  Proceeds from maturity of investment
   securities                                                 57,097,697     83,249,619
  Purchase of investment securities                   (70,304,937)   (78,160,356)
  Net (increase)decrease in loans                       16,042,842     (1,705,623)
  Capital expenditures                                    (1,642,457)     (1,281,714)
  Proceeds from sale of other assets                         6,207          979,902

     Net cash provided by
      investing activities                                   4,035,162       9,219,244

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) in demand deposits                 (23,490,455)   (19,031,018)
  Net (decrease) in time deposits                     (12,115,699)   (23,452,608)
  Net decrease in other short-term
   borrowings                                                   10,000        130,000
  Repayment of long-term debt                             (47,426)       (43,199)
  Proceeds from stock issuances                           118,919        120,680
  Cash paid for fractional shares
   resulting from stock dividend                            (16,528)       (14,929)
  Purchase of treasury stock                                     -           (344,924)
  Dividends paid                                           (2,861,490)    (2,161,238)

     Net cash (used) by financing
      activities                                             (38,402,679)   (44,797,236)

  Net (decrease) in cash and
   cash equivalents                                       (25,060,846)   (25,474,167)

                                                                   June 30,
                                                             1994           1993

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                             100,720,848    109,838,710

CASH AND CASH EQUIVALENTS AT
ASH EQUIVALENTS AT
 END OF PERIOD                                   $ 75,660,002   $ 84,364,543

SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Assets acquired through foreclosure                 $ 28,100       $ 642,346
   Loans to finance sales of other
    real estate                                                 248,965          -
   Unrealized (loss) on investment
    securities available for sale                           (932,840)         -
   25% stock dividend
    increasing (decreasing):
     Capital stock                                          9,947,520          -
     Capital surplus                                      20,889,792          -
     Retained earnings                                  (30,837,312)         -
   The Company acquired substantially
   all of the capital stock of
   Concho Bancshares, Inc. in exchange
   for capital stock of the Company,
   as follows:
     Capital stock                                          2,292,620          -
     Capital surplus                                       2,275,500          -
     Retained earnings                                    1,669,669          -
   The Company purchased all of the
   capital stock of Stephenville Bank
   and Trust for $7,750,000.  In
   conjunction with the acquisition,
   liabilities were assumed, as follows:
     Fair value of assets acquired                              -         87,419,036
     Cash paid for the capital stock                            -         (7,750,000)
     Liabilities assumed                                          -         79,669,036
   10% stock dividend
    increasing (decreasing):
     Capital stock                                                  -          3,385,160
     Capital surplus                                                -          9,309,190
     Retained earnings                                            -        (12,694,350)

OTHER DISCLOSURES:
   Interest paid                                           10,137,001      11,107,042
   Federal income tax paid                              3,480,284        3,557,343
/TABLE

Item 2.  Management's Discussion and Analysis of Financial
Condition
       and Results of Operations


Results of Operations

Second quarter 1994 net income totaled $3.15 million compared to $3.13 million for the second quarter of 1993. Earnings per share amounted to $.63 per share in both periods. The level earnings for the quarter is reflected throughout the income statement which for the most part reflects little change from the same operating period last year. The lower 1994 second quarter non-interest expenses result primarily from a $300 thousand charge in 1993 which related to settlement of legal claims at one of the Company's subsidiary banks. For the six months ended June 30, 1994, the Company's earnings from operations amounted to $6.25 million, or $1.26 per share compared to $6.45 million, or $1.30 per share, earned in the first half of 1993. The decrease in earnings is attributed to narrower interest margins and higher operating expenses associated with a newly installed data processing system and nonrecurring first quarter merger costs.

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

                                   First
$(thousands)                  Financial   Concho  Combined
Three Months Ended
 June 30, 1994:
  Net Interest Income        $ 9,219    $ 827   $ 10,046
  Net Income                     3,199      (48)       3,151

Three Months Ended
 June 30, 1993:
  Net Interest Income           9,168      916      10,084
  Net Income                     2,918      213        3,131

Six Months Ended
 June 30, 1994:
  Net Interest Income          18,203    1,712     19,915
  Net Income                     6,107       147       6,254

Six Months Ended
 June 30, 1993:
  Net Interest Income          18,094    1,807     19,901
  Net Income                      6,049      403       6,452

Balance Sheet Review

As of June 30, 1994, the Company's consolidated assets totaled $985.5 million compared with $1.02 billion at December 31, 1993 and $969.1 million at June 30, 1993. As previously stated, the 1993 amounts have been restated to reflect the acquisition of Concho Bancshares which was accounted for as a pooling.

The decline in total assets from year-end 1993 resulted primarily from a decrease in loans and Federal funds sold and which reflect seasonal pay downs of commercial loans and decreases in deposit balances. Compared to June 30, 1993, total assets are up $16.5 million reflecting higher loans and investment securities and lower Federal funds sold. At June 30, 1994 the Company held available for sale $42.3 million in investment securities which were approximately $1.1 million below market value. Total deposits of $877.7 million at June 30, 1994 represent a $35.6 decline from the year-end 1993 amount and an increase of $9.6 million from June 30, 1993.

Nonperforming assets totaled $3.43 million at June 30, 1994, down from $5.0 million at December 31, 1993 and $8.9 million at June 30, 1993. As a percent of loans plus foreclosed assets these amounts were .84%, 1.25%, and 2.20%, respectively. Management is not aware of any material classified credit not properly disclosed as nonperforming and considers the allowance for possible loan losses to be adequate.

Liquidity and Capital

The Company's consolidated statements of cash flows are presented on pages 7-8 in this report. At June 30, 1994, the balance sheet reflects adequate liquidity and the parent company had no funded debt under its $5 million line of credit from an unaffiliated financial institution.

The ratio of equity capital to assets at June 30, 1994, was 10.1% as compared to 9.5% at December 31, 1993, and 9.5% at June 30, 1993. During the second quarter, the Company declared a cash dividend of $.28 per share and issued a 25% stock dividend. The cash dividend was paid on July 1, 1994 and amounted to $1.39 million, or 44.1% of second quarter earnings.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  FIRST FINANCIAL BANKSHARES, INC.


Date                              By:
                                     Curtis R. Harvey
                                     Executive Vice President and
                                     Chief Financial Officer




Date                              By:
                                     Sandy Lester
                                     Secretary-Treasurer