Form 10-Q
period 1994-09-30
FIRST FINANCIAL BANKSHARES INC
filed 1994-11-09
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                             QUARTERLY REPORT

                  PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended
Commission File Number
   September 30, 1994                                            0-7674


                     FIRST FINANCIAL BANKSHARES, INC.
          (Exact Name of Registrant as Specified in its Charter)


           Texas                                             75-0944023
(State of Incorporation)                               (I.R.S. Employer
                                                        Identification No.)


400 Pine Street, Abilene, Texas                               79601
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

                             4,993,796 shares

                             TABLE OF CONTENTS

                                  PART I


                           FINANCIAL INFORMATION

Item                                                       Page




  1.  Financial Statements


  2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations


      Signatures

                                  PART I


                           FINANCIAL INFORMATION

Item 1. Financial Statements.



The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 1994, December 31, 1993, and September 30, 1993, and the consolidated statements of income, the consolidated statements of changes in stockholders'equity, and the consolidated statements of cash flows for the nine months ended September 30, 1994 and 1993, follow on pages 4 through 8.


             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                September 30,         December 31,
       1994                  1993                       1993
ASSETS
    Cash and due from banks          $ 53,642,520   $ 42,228,904$   55,214,848
    Interest-bearing
    deposits in banks           396,000      981,000       787,000
Federal funds sold         13,737,000   57,129,000    45,506,000
    Investment securities:
         U.S Treasury and
          government agencies         438,867,645    415,798,397435,839,601
         State and political
          subdivisions     17,834,036   14,837,997    17,484,964
         Other              6,728,227   11,419,797     2,854,971
               Total investment
                securities463,429,908  442,056,191   456,179,536

    Loans                             421,493,804    418,178,893427,099,587
         Less:Allowance for
                loan losses 8,928,056    9,134,701     9,013,387
               Unearned discount        6,981,837      6,585,494     6,856,584
               Net loans  405,583,911  402,458,698   411,229,616

    Bank premises and
     equipment-net                     30,033,538     29,346,15730,052,817
    Goodwill                1,421,744    1,250,170     1,512,902
    Other assets                                     20,320,973   20,448,447        17,499,926

TOTAL ASSETS             $988,565,594 $995,898,567$1,017,982,645


LIABILITIES
    Non-interest-bearing
     deposits            $187,988,596 $172,965,384$  193,934,140
    Interest-bearing
     deposits-demand      293,569,414  304,349,177   306,975,494
    Interest-bearing
     deposits-time                                  396,845,559  412,714,175       412,439,927
         Total deposits   878,403,569  890,028,736   913,349,561

    Short-term borrowings     160,000      130,000        90,000
    Mortgage notes payable  1,078,997    1,173,589     1,150,988
    Dividends payable       1,397,354    1,197,377     1,198,940
    Other liabilities       5,934,997    8,862,178     5,483,473
         Total liabilities            886,974,917    901,391,880   921,272,962

SHAREHOLDERS' EQUITY
    Capital stock-$10 par
     value; 10,000,000
  shares authorized        49,937,960   37,538,920    39,787,670
    Capital surplus        36,856,645   18,301,148    15,948,384
    Retained earnings      15,662,973   38,666,619    40,973,629
    Unrealized (loss) on
     investment securities
     available for sale      (866,901)       -             -

         Total Shareholders'
          equity                                    101,590,677   94,506,687        96,709,683

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY    $988,565,594 $995,898,567$1,017,982,645


             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF EARNINGS - UNAUDITED

Three Months Ended         Nine Months Ended
                                                September 30,                  September 30,
                                  1994     1993  1    1994       1993   1
INTEREST INCOME
    Loans, including fees   $ 9,117,844 $ 8,396,966      $25,967,957 $24,673,184
    Investment income-
     taxable      5,876,054    6,135,47217,853,626  18,819,603
    Investment income-
     tax exempt     205,259      189,487   641,547     554,493
    Interest on interest
     bearing deposits 5,954       12,502    28,112      34,468
    Interest on federal
     funds sold and other       318,712     415,085          913,366   1,101,730
         Total interest
         income  15,523,823   15,149,51245,404,608  45,183,478

INTEREST EXPENSE
    Interest-bearing
     deposits     5,368,508    5,023,34415,339,117  15,163,026
    Short-term borrowings         2,905       1,227     3,618   1,510
    Interest on mortgage
     notes payable               25,684      30,512           78,482      88,295
         Total interest
          expense             5,397,097   5,055,083       15,421,217  15,252,831

NET INTEREST INCOME          10,126,726  10,094,42929,983,391   29,930,647
    Provision for
     loan losses   (185,000)     231,500              (40,000)     457,510

NET INTEREST INCOME
    AFTER PROVISION FOR
    LOAN LOSSES  10,311,726    9,862,92930,023,391  29,473,137

NON-INTEREST INCOME
    Trust fees      733,339      736,472 2,254,574   2,086,162
    Service fees on
     deposit accounts         1,409,627   1,401,119 4,122,111    4,011,568
    Other                       798,204     607,900        2,314,050   1,873,268
         Total non-
         interest
          income  2,941,170    2,745,491 8,690,735   7,970,998

NON-INTEREST EXPENSE
    Salaries and
     employee benefits        4,024,302   3,993,10812,272,422   11,662,995
    Net occupancy and
     equipment expenses         660,818     654,829 1,946,248    1,783,366
    Equipment expense           500,421     476,826 1,544,953    1,400,369
    FDIC assessments            491,568     471,022 1,491,326    1,458,545
    Correspondent bank
     service charges            217,728     247,924   656,874 686,282
    Other                     2,309,234   1,920,292        6,536,125   6,067,700
         Total non-
         interest expense     8,204,071   7,764,001       24,447,948  23,059,257

EARNINGS BEFORE
     INCOME TAXES 5,048,825    4,844,41914,266,178  14,384,878
    Provision for
     income tax   1,696,778    1,599,158            4,660,005    4,687,924

EARNINGS BEFORE
    CUMULATIVE ADJUSTMENT     3,352,047   3,245,261 9,606,173    9,696,954
    Cumulative adjustment-
     change in accounting
     principle        -             -                    -       1,023,595

NET EARNINGS
    AFTER CUMULATIVE
    ADJUSTMENT DUE
 TO CHANGE IN
    ACCOUNTING
 PRINCIPLE      $ 3,352,047  $ 3,245,261          $ 9,606,173  $10,720,549
EARNINGS PER
    SHARE BEFORE
    CUMULATIVE
 ADJUSTMENT     $      0.67  $      0.65          $      1.92  $      1.95
NET EARNINGS
    PER SHARE
 AFTER CUMULATIVE
 ADJUSTMENT 2   $      0.67  $      0.65          $      1.92  $      2.16
DIVIDENDS PER
    SHARE 3                 $      0.28 $      0.26      $      1.54 $      0.70

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

                                     FIRST FINANCIAL BANKSHARES, INC. AND
SUBSIDIARIES CONSOLIDATED
                                        STATEMENT OF CHANGES IN SHAREHOLDERS'
EQUITY - UNAUDITED

                                                                         Unrealized
                                                                         (Loss) On
                                                                         Investment      Total
                                                                         Securities      Stock-
                   Capital Stock 1          Capital      Retained         Available      holders'
                               Shares        Amount       Surplus 1      Earnings 1      for Sale
 Equity 1
Balances at January 1, 1993   3,616,865   $ 36,168,650  $  6,575,877   $ 44,491,880    $
- -     $  87,236,407

  Net earnings                                                           13,746,463
13,746,463

  Cash dividends                                                         (4,540,506)
(4,540,506)

  Exercise of stock options      23,386        233,860        48,388
   282,248

  Cash paid for fractional
   shares resulting from
   stock dividend                                                           (14,929)
(14,929)

  Stock dividend                338,516      3,385,160     9,324,119    (12,709,279)


Balances at December 31,1993  3,978,767     39,787,670    15,948,384     40,973,629
 -        96,709,683

  Initial unrealized gain
   recorded on investment
   securities available
   for sale                                                                                207,991
207,991

  Net earnings - year to date                                             9,606,173
9,606,173

  Cash dividends                                                         (4,062,989)
(4,062,989)

  Exercise of stock options      20,277        202,770        18,469
   221,239

  Cash paid for fractional
   shares resulting from
   stock dividend                                                           (16,528)
(16,528)

  Stock dividend                994,752      9,947,520    20,889,792    (30,837,312)

  Change in unrealized
   gain (loss)                                                                          (1,074,892)
(1,074,892)

Balances at September 30,1994 4,993,960   $ 49,937,960  $ 36,856,645   $ 15,662,973    $
(866,901) $ 101,590,677


1 Restated to reflect pooling of interests.

               FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                 Nine Months Ended
                                                  September 30,
                                            1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                           $  9,606,173   $ 10,720,549
  Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
     Depreciation and amortization          2,068,898      1,679,595
     Provision for loan losses                (40,000)       457,510
     Premium amortization, net of
      discount accretion                    3,430,019      4,120,538
     (Gain) loss on sale of assets             14,948       (104,081)
     Deferred federal income tax benefit     (561,825)       146,470
     (Increase) decrease in other assets   (2,322,965)       666,825
     Increase (decrease) in other
      liabilities                             451,524     (1,099,963)
       Total adjustments                    3,040,599      5,866,894

     Net cash provided by operating
      activities                           12,646,772     16,587,443

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing
   deposits in banks                          391,000          -
  Cash and cash equivalents received
   through acquisition, net of
   payment for stock                            -          5,511,888
  Cash and cash equivalents received
   through purchase of assets and
   liabilities, net of cash paid                -         16,876,513
  Proceeds from sale of investment
   securities                               2,739,810     18,370,580
  Proceeds from maturity of investment
   securities                              90,419,931    125,623,298
  Purchase of investment securities      (104,909,852)  (137,895,005)
  Net (increase)decrease in loans           5,937,068    (11,561,115)
  Capital expenditures                     (1,964,602)    (2,616,367)
  Proceeds from sale of other assets            6,389      1,492,827

     Net cash provided (used) by
      investing activities                 (7,380,256)    15,802,619

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) in demand deposits       (19,351,623)   (14,536,170)
  Net (decrease) in time deposits         (15,594,368)   (25,186,816)
  Net decrease in other short-term
   borrowings                                  70,000        120,000
  Repayment of long-term debt                 (71,991)       (65,576)
  Proceeds from stock issuances               221,239        217,684
  Cash paid for fractional shares             (16,526)         -
  Purchase of treasury stock                    -           (344,860)
  Dividends paid                           (3,864,575)    (3,075,130)
     Net cash (used) by financing
      activities                          (38,607,844)   (42,870,868)
  Net (decrease) in cash and
   cash equivalents                       (33,341,328)   (10,480,806)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                        100,720,848    109,838,710

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                           $ 67,379,520   $ 99,357,904

SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Assets acquired through foreclosure   $     35,601   $    531,664
   Loans to finance sales of other
    real estate                               263,965        530,950
   Unrealized (loss) on investment
    securities available for sale          (1,262 763)         -
   25% stock dividend
    increasing (decreasing):
     Capital stock                          9,947,520          -
     Capital surplus                       20,889,792          -
     Retained earnings                    (30,837,312)         -
   The Company acquired substantially
   all of the capital stock of
   Concho Bancshares, Inc. in exchange
   for capital stock of the Company,
   as follows:
     Capital stock                          2,292,620          -
     Capital surplus                        2,275,500          -
     Retained earnings                      1,669,669          -
   The Company purchased all of the
   capital stock of Stephenville Bank
   and Trust for $7,750,000.  In
   conjunction with the acquisition,
   liabilities were assumed, as follows:
     Fair value of assets acquired              -         87,419,036
     Cash paid for the capital stock            -         (7,750,000)
     Liabilities assumed                        -         79,669,036
   The Company purchased assets from
   another Bank for $500,000.  In
   conjunction with the acquisition,
   liabilities were assumed, as follows:
     Fair value of assets acquired              -         19,689,660
     Cash paid for the capital stock            -           (500,000)
     Liabilities assumed                        -         19,189,660
   10% stock dividend
    increasing (decreasing):
     Capital stock                              -          3,385,160
     Capital surplus                            -          9,309,190
     Retained earnings                          -        (12,694,350)

OTHER DISCLOSURES:
   Interest paid                           15,491,679     16,123,987
   Federal income tax paid                  5,152,308      5,087,697

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net income for the third quarter amounted to $3.3 million, or $.67 per share, as compared to $3.2 million, or $.65 per share, earned in the same period last year. The slight earnings increase is attributed primarily to a credit provision for loan losses which resulted from reductions in classified loans and net charge offs. For the nine months ended September 30, 1994, the Company's earnings totaled $9.6 million, or $1.92 per share, which is slightly below the prior year amount of $9.7 million, or $1.95 per share. Compared to the same period last year, the Company's current year to date earnings have been affected by lower provisions for loan losses, higher data processing expenses, and nonrecurring merger expenses.

In March 1994, the Company acquired through a stock exchange, Concho Bancshares, Inc. and its subsidiary, Southwest Bank of San Angelo. The transaction was accounted for as a pooling of interests; therefore, prior period financial statements have been restated to include Concho Bancshares, Inc. The following table shows the effect of Concho Bancshares, Inc.'s operations for the periods prior to combination (1993 amounts are before cumulative adjustment due to change in accounting principle):

                             First
$(thousands)                 Financial  Concho    Combined
Three Months Ended September
 30, 1994:
  Net Interest Income        $   9,293 $   834   $   10,127
  Net Income                     3,119     233        3,352

Three Months Ended September
 30, 1993:
  Net Interest Income            9,201     893       10,094
  Net Income                     3,041     204        3,245

Nine Months Ended September
 30, 1994:
  Net Interest Income           27,495   2,488       29,983
  Net Income                     9,226     380        9,606

Nine Months Ended September
 30, 1993:
  Net Interest Income           27,296   2,635       29,931
  Net Income                     9,091     606        9,697


Balance Sheet Review

As of September 30, 1994, the Company's consolidated assets totaled $988.6 million compared with $1.02 billion at December 31, 1993 and $995.9 million at September 30, 1993. As previously stated, the 1993 amounts have been restated to reflect the acquisition of Concho Bancshares which was accounted for as a pooling.

The decline in total assets from year-end 1993 relates to a decrease in Federal funds sold and is attributed to seasonal pay downs of commercial loans and decreases in deposit balances. When compared to September 30, 1993, the Company's balance sheet reflects increases of $21 million and $3 million, respectively, in investment securities and loans funded primarily from a reduction in Federal funds sold. At September 30, 1994, the Company held available-for-sale $41.8 million in investment securities which were approximately $1.3 million below market value. Total deposits at September 30, 1994, amounted to $878.4 million as compared to $913.3 million at December 31, 1993, and $890.0 million at September 30, 1993. Non-interest bearing deposits remain in line with historical trends and represent an 8.7% increase over the 1993 third quarter-end balance. The decrease in interest bearing deposits is for the most part reflective of the higher yielding non-deposit investments now available to investors.


Liquidity and Capital

The Company's consolidated statements of cash flows are presented on pages 7-8 in this report. At September 30, 1994, the balance sheet reflects adequate liquidity, and the parent company had no funded debt under its $5 million line of credit from an unaffiliated financial institution.

The ratio of equity capital to assets at September 30, 1994, was 10.3% as compared to 9.5% at December 31, 1993, and 9.5% at September 30, 1993. During the third quarter the Company declared a cash dividend of $.28 per share which amounted to $1.39 million, or 41.7% of second quarter earnings.


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