Form 10-K
FIRST FINANCIAL BANKSHARES INC
filed 1995-03-31
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K

                               ANNUAL REPORT

                  PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                            Commission
File Number
   December 31, 1994
0-7674

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

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $ 110,480,950 as of March 17, 1995.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                 5,006,077


                    Documents Incorporated by Reference

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

                                   None

                             TABLE OF CONTENTS




Item                                                       Page


                                  PART I

 1.   Business . . . . . . . . . . . . . . . . . . . . . . . 1

 2.   Properties . . . . . . . . . . . . . . . . . . . . . .13

 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .15

 4.   Submission of Matters to a Vote of Security Holders. .15


                                  PART II

 5.   Market for Registrant's Common Stock and Related
      Security Holder Matters. . . . . . . . . . . . . . . .15

 6.   Selected Financial Data. . . . . . . . . . . . . . . .16

 7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . .17

 8.   Financial Statements and Supplementary Data. . . . . .27

 9.   Changes in and Disagreements with Accountants
      and Financial Disclosure . . . . . . . . . . . . . . .46


                                 PART III

10.   Directors and Executive Officers of the Registrant . .46

11.   Director and Officer Compensation. . . . . . . . . . .48

12.   Security Ownership of Certain Beneficial
      Owners and Management. . . . . . . . . . . . . . . . .52

13.   Certain Relationships and Related Transactions . . . .53


                                  PART IV

14.   Exhibits, Financial Statement Schedules and
      Reports on Form 8K . . . . . . . . . . . . . . . . . .53


Signatures

                                  PART I

Item 1. Business

    A.  Organization and General Development of Business

      First Financial Bankshares, Inc. (the "Registrant" or "Bankshares"), is a Texas corporation duly registered as a multi-bank holding company under the Bank Holding Company Act of 1956, as amended. On December 31, 1994 Bankshares owned (through its wholly-owned Delaware subsidiary) all of the capital stock of seven banks located in Texas: First National Bank of Abilene, Abilene, Texas ("First Abilene"); Hereford State Bank, Hereford, Texas ("Hereford"); First National Bank Sweetwater, Texas ("First Sweetwater"); Eastland National Bank, Eastland, Texas ("Eastland");
First National Bank in Cleburne, Cleburne, Texas ("First Cleburne"); Stephenville Bank & Trust, Stephenville, Texas ("Stephenville"); and Southwest Bank of San Angelo, San Angelo, Texas ("San Angelo").

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

      In November 1971, the Board of Directors of First Abilene authorized the reorganization of F & M into a multi-bank holding company and the commencement of proceedings to effect a merger which would permit First Abilene to be wholly owned by the holding company. The merger was submitted for review and approval by federal regulatory authorities in April 1972.

    B.  Reorganization, Mergers, and Acquisitions

      F & M's reorganization was accomplished in September 1972. Its name was changed to First Abilene Bankshares, Inc., and it was recapitalized by reducing the par value of its stock to $10.00 per share and increasing the authorized shares to 500,000. The merger was approved in January 1973 and became effective in April of that same year. As a result, the shareholders of First Abilene became shareholders in Bankshares, and Bankshares became the owner of all of the outstanding shares of First Abilene (except for the qualifying shares owned by directors).

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

      On July 21, 1988, Hereford acquired 11,576 shares of First Tule Bancorp, Inc. in Tulia, Texas ("First Tule"), a registered bank holding company, the principal asset of which is all, or substantially all, of the capital stock of The First National Bank,
Tulia, Texas ("FNB Tulia"). Although the Bank Holding Company Act of 1956, as amended, generally requires approval of the Federal Reserve Board prior to acquiring more than 5% of the outstanding capital stock of any bank or bank holding company, the acquisition by Hereford of the First Tule stock was effected under an exemption for acquisitions of voting securities in satisfaction of debt previously contracted. The shares of First Tule were transferred to Hereford in partial satisfaction of indebtedness owed to Hereford by three individuals and secured, in part, by such shares of stock in First Tule. Since the date it acquired the stock, Hereford has been attempting to sell or otherwise dispose of the stock, but has been unable to do so because of pending litigation against FNB Tulia. Full disclosure of the acquisition by Hereford of the First Tule stock was made to federal and state banking authorities and continued holding of the stock was approved by bank regulatory authorities while Hereford attempted to sell such stock.
However, under the Bank Holding Company Act (and Regulation Y adopted by the Federal Reserve Board pursuant to the Act), Hereford was required to dispose of the First Tule stock within five (5) years after having acquired the same, but has not been able to do so. While Hereford is in technical violation of the Act and Regulation Y, such circumstance exists with the knowledge and apparent acquiescence of federal and state banking authorities and neither Registrant nor Hereford has any reason to believe that any adverse action will be taken against Hereford or Registrant by reason of Hereford's continued ownership of the shares of First Tule so long as Hereford, in good faith, continues its efforts to liquidate or dispose of such shares. Neither First Tule nor FNB Tulia is deemed or considered to be a subsidiary of the Registrant.
By reason of the recent settlement or other disposition of the remaining lawsuits against FNB Tulia, as well as the efforts of the remaining shareholders of First Tule to find a purchaser for their shares or those of FNB Tulia, First Tule has entered into a Merger and Plan Reorganization Agreement with Norwest Corporation which, if consummated, will result in the shares of First Tule now held by
Hereford being exchanged for $1,661,734 cash. Subject to certain conditions precedent contained in the Agreement, it is anticipated that the transaction will be finalized and the shares of First Tule stock transferred by Hereford during the second quarter of 1995.

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

      Effective March 10, 1994, pursuant to that certain Stock Exchange Agreement and Plan of Reorganization dated December 7, 1993, Bankshares acquired 190,622 shares (98.22%) of the issued and outstanding shares of Concho Bancshares, Inc. ("Concho"), a Texas corporation and bank holding company, which owns all of the capital stock of Southwest Bank, a Texas state bank located in the City of
San Angelo, Tom Green County, Texas. Southwest Bank owns all of the issued and outstanding capital stock of SWB Investment Centre,
Inc. ("SWB"), a Texas corporation providing securities brokerage services. The shares of Concho common stock acquired by Bankshares were contributed by Bankshares to the capital of the Delaware BHC and effective May 1, 1994, pursuant to the corporation laws of the
States of Delaware and Texas, Concho was merged with and into the Delaware BHC so that Southwest Bank became a subsidiary of the Delaware BHC. As part of the merger of the Delaware BHC and Concho, minority shareholders of Concho tendered an additional 2,649 shares of Concho common stock in exchange for shares of Bankshares' common stock and cash. In connection with the acquisition of Concho by Bankshares and the subsequent merger of Concho with and into the Delaware BHC, Bankshares issued 232,080 shares of its common stock and paid $44,531 in cash in lieu of issuing fractional shares of Bankshares' common stock.

      On December 3, 1992, the Texas Secretary of State issued a Certificate of Incorporation for First Financial Investments, Inc., which is, or shall become, a wholly owned subsidiary of Bankshares and the initial capital of which shall consist of $100,000 represented by 100,000 shares of common stock to be issued to Bankshares. First Financial Investments, Inc. ("FFI") was intended to be a securities brokerage subsidiary and on or about December 8,
1992, Bankshares submitted to the Federal Reserve Board its Application to Engage in Non-Banking Activity (Form FR Y-4) to engage, de novo, in providing securities brokerage services pursuant to Section 225.25(b)(15) of FRB Regulation Y and Section 4(c)(a) of the Bank Holding Company Act of 1956, as amended. At the end of 1992 Bankshares and FFI were engaged in the process of securing all approvals, and meeting all other requirements, for FFI to become a broker-dealer registered with the National Association of Securities Dealers, the Securities and Exchange Commission and the Texas State Securities Board. At that time it was anticipated that the activities of FFI would be limited to buying and selling stocks, bonds and other securities as agent for the account of the customers of Bankshares' subsidiaries, which securities would include equities, mutual funds and municipal, corporate and government bonds, but without providing investment advice or research services. Securities brokerage services would be provided on, or adjacent to, the premises and banking offices of Bankshares' subsidiary banks. It was anticipated at that time that Bankshares, through FFI, would begin providing securities brokerage services during the second quarter of 1993. On February 3, 1993 Bankshares received Federal Reserve approval to engage, de novo, in providing securities brokerage services through FFI. While it is still the intent of Bankshares to provide securities brokerage services through FFI, Bankshares has notified the Federal Reserve that its plans to offer brokerage services through a separate subsidiary have been delayed. In the meantime, four of Bankshares' subsidiary banks (First Abilene, First Sweetwater, First Cleburne, and Stephenville) are providing brokerage services through a shared-employee arrangement with The Stephens Company, a national brokerage firm headquartered in Little Rock, Arkansas, and its affiliated company, Link Investment Services, Inc. Southwest Bank continues to provide brokerage services for its customers through SWB, its wholly owned subsidiary.

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

      Each Bankshares' subsidiary is engaged in the general commercial banking business consisting of the acceptance of checking, savings and time deposits, the making of loans, transmitting funds and performing such other banking services as are usual and customary for commercial banks. While all subsidiary banks, with the exception of Eastland, have trust powers only First
Abilene, First Sweetwater, and Stephenville have active trust departments. First Abilene, First Sweetwater, First Cleburne and Stephenville provide securities brokerage services through a shared employee arrangement with Link Investment Services, Inc. and Southwest Bank provides similar services through its subsidiary, SWB Investment Centre, Inc.

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

      First Abilene, the largest of Bankshares' subsidiary banks, competes in the City of Abilene with three locally owned banks and the branches of two major regional banks. At December 31, 1994, First Abilene was the largest of this group on the basis of local market share. First Abilene also competes with savings and loan institutions, finance companies, brokerage firms and credit unions located in the City of Abilene. Hereford is the smaller of two banks serving Hereford, Texas and must also compete with larger banks located in larger cities in its general area. First Sweetwater is the only bank located in Sweetwater, Texas, although a smaller bank in another town operates a branch office in Sweetwater. In 1989 First Sweetwater acquired certain assets and assumed the deposit liabilities of Texas Bank and Trust Company, a failed bank which, at the time, was the only other bank located in
Sweetwater. Although located within the 16-county area surrounding
Abilene, First Sweetwater does not directly compete with banks located in Abilene. Eastland is the largest of five banks in Eastland County, Texas. Although it, too, lies within the geographic area served by First Abilene, Eastland is not in direct competition with First Abilene. First Cleburne is located in Johnson County and competes with local branches of three area banks, as well as branches of three major regional banks. Stephenville is located in Erath County and competes with local branches of major regional holding companies, a savings and loan association, and a locally owned bank. Southwest Bank is located in Tom Green County and competes with four local banks, branches of four out-of-town banks, and several credit unions and savings and loan institutions.

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

    E.  Employees

      The Registrant and its subsidiaries employed approximately
515 full-time employees at February 15, 1995. Management believes that its employee relations have been and will continue to be good.

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

      Prior to September 29, 1994, the Act prohibited the acquisition by a bank holding company of shares of a bank located outside the home state of such bank holding company unless such acquisition was specifically authorized by statute of the state in which the bank is located. Under the Act [12 U.S.C. 1842(d)], an interstate banking corporation was previously required to establish a separate bank holding company in each state where it intended to acquire a national or state bank unless the laws of a particular state permitted acquisition by out-of-state bank holding companies.
However, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, Public Law 103-328 (the "Interstate Banking
Act"), the Federal Reserve Board may now approve applications by a bank holding company to acquire control of, or all (or substantially all) of the assets of, a bank located in a state other than the home state of such bank holding company. The Interstate Banking Act also permits merger transactions between banks with different home states including, under limited circumstances, an interstate merger transaction involving the acquisition of a branch of an insured bank without the acquisition of the bank itself. The Interstate Banking Act also permits national banks to engage in consolidations or mergers with out-of-state banks and permits the Comptroller of the Currency to approve applications by a national bank to establish and operate a de novo branch in a state other than the national bank's home state, if the law of the state where the branch will be located permits all out-of-state banks to establish de novo branches in such state. The Interstate Banking Act will also permit foreign banks, under certain conditions, to establish and operate a federal (or state) branch or agency in any state outside the home state of such foreign bank. Subject to the terms of the Interstate Banking Act, and to regulations to be adopted by the Federal Reserve Board, Comptroller of the Currency and Federal Deposit Insurance Corporation under the Act, it will now be substantially easier for interstate banking corporations and bank holding companies to acquire banks and establish branch facilities throughout the United
States, thereby increasing competition between and among banks and bank holding companies, as well as between commercial banks and other financial institutions. Notwithstanding the foregoing description of the Interstate Banking Act, the provisions regarding out-of-state mergers, acquisitions and branch banking will not generally apply to the Company or its subsidiary banks until June 1, 1997, unless the State of Texas enacts a law accelerating the effective date of the provisions permitting interstate merger transactions. Conversely, the Act also permits the State of Texas, prior to the June 1, 1997 effective date of the Act, to enact a law expressly prohibiting merger transactions involving out-of-state banks and bank holding companies.

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

      First Abilene, First Sweetwater, First Cleburne and Eastland are chartered under the National Bank Act and are subject to the supervision and regulation of, and are regularly examined by, the Comptroller of the Currency of the United States. Hereford, Stephenville and San Angelo are chartered under the Texas Banking Code and are similarly supervised, regulated and examined by the Banking Commissioner of the State of Texas. The supervision and regulation of the banks by all of these authorities is primarily intended to protect the interest of depositors, though shareholders are likewise benefited. Various requirements and restrictions under the laws of the United States and the State of Texas affect the operations of each of the banks, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities.

      First Abilene, Hereford, First Sweetwater, First Cleburne, Eastland, Stephenville and San Angelo are members of the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Act requires that the Federal Deposit Insurance Corporation approve any merger or consolidation by or with an insured bank or any establishment of branches by an insured bank, and it is also empowered to regulate interest rates paid by insured banks. The approval of the Federal Deposit Insurance Corporation must also be obtained by an insured bank before it retires any part of its common or preferred stocks or retires any part of its capital notes or debentures. However, an insured bank which is a member of the Federal Reserve System is regulated with respect to the foregoing matters by the Federal Reserve System.

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

      The ability of Bankshares to pay dividends is largely dependent upon the amount of dividends declared by the Delaware BHC and its subsidiary banks and any subsequently-acquired affiliated banks. Under the Texas Banking Code of 1943, as amended, before any dividend may be paid to Bankshares by an affiliated state bank, the state bank must transfer to "certified surplus" an amount which is not less than 10% of the net profits of such bank earned since the last dividend was declared; provided, however, that a transfer is not required to certified surplus of a sum which would increase the certified surplus to more than the capital of the bank.
Under
the Federal Reserve Act, the approval of the Federal Reserve Board is required if dividends declared by any subsidiary state bank which is a member of the Federal Reserve System in any year should exceed the total of net profits for that year combined with the retained net profits for the preceding two years. Approval of the
Comptroller of the Currency, or his designate, is required for any dividend to Bankshares from an affiliated national bank if the total of all dividends, including any proposed dividend, declared by such bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock of such bank.
At
December 31, 1994, approximately $14,256,000 was available for the declaration of dividends by Bankshares' subsidiary banks without approval of regulatory agencies. All dividends declared by subsidiary banks are paid to the Delaware BHC and dividends must then be declared and paid by the Delaware BHC to Bankshares.

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

      In 1986 the Texas Constitution was amended to permit limited branch banking in Texas. Although the Constitutional amendment and legislation authorized only limited branch banking, a federal court decision in June of 1988 and a later opinion of the Texas Attorney
General held that national banks and state-chartered banks in Texas have State-wide branch banking authority. Moreover, as previously indicated, the Interstate Banking Act has substantially changed regulation of interstate banking activities and expressly permits bank holding companies to acquire banks and other financial institutions located in other states and for national banks (and foreign banks) to establish de novo branch banks in other states.

    G.  Statistical Disclosure

      Information related to industry segments and foreign operations required by Regulation S-K is not applicable. The following tables provide information required by Guide 3, "Statistical Disclosure by Bank Holding Companies", that has not been included in Part II, item 7.

Table 1 - Composition of Loans (000's omitted):

          December 31,

 1994             1993             1992          1991
1990

Commercial,
financial,
and
 agricultural   $173,410,963      $198,561,759      $190,785,608
$178,698,515   $195,348,944
Real estate -
construction      11,244,692         6,777,796         5,159,484
   3,446,053      4,535,183
Real estate -
mortgage         115,172,072       113,697,844        95,903,542
 100,014,995    102,006,332
Consumer         125,732,896       101,205,604        82,637,708
  67,973,955     52,362,655
                $425,560,623      $420,243,003      $374,486,342
$350,133,518   $354,253,114

Loan Concentrations

    At December 31, 1994, the Company had $62,154,752 million in loans outstanding to agricultural which represented 14.61% of total loans.

Table 2 - Maturity Distribution and Interest Sensitivity of Loans at December 31, 1994:

                                            Over one
                                     Year
                                  One Year orThrough  Over Five
                                    less            Five years
   Years         Total
Commercial, financial,
 and agriculture                $ 130,171,064     $  40,487,205
$  2,752,694  $ 173,410,963
Real estate - construction          8,663,412         2,581,280
      -         11,244,692
                                $ 138,834,476     $  43,068,485
$  2,752,694  $ 184,655,655

                                          Maturities
                                        After One Year
Loans with fixed interest rates          $  20,026,301
Loans with floating or
 adjustable interest rates                  25,794,878
                                         $  45,821,179


Table 3 - Nonperforming Assets (000's omitted):


                 At December 31,

                   1994               1993              1992
    1991          1990
Nonaccrual loans   $ 1,277,156       $ 3,416,338       $
2,589,539    $ 4,405,189   $  6,284,352
Loans past due
 90 days or more        83,999           165,141
721,267        528,317        483,873
Restructured loans         -                -                  -
           -        1,117,784
  Nonperforming
 loans               1,361,155         3,581,479
3,310,806      4,933,506       7,886,009
Foreclosed assets      814,413         1,910,089
2,531,388      3,704,686       4,362,489
  Total
 nonperforming
 assets            $ 2,175,568      $  5,491,568       $
5,842,194   $  8,638,192    $ 12,248,498

As a % of loans
 and foreclosed
 properties               0.51%             1.30%
1.55%          2.44%          3.42%

Potential Problem Loans

    Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans which are deemed to be potential problems.
Potential problem loans are those loans which are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These loans totaled $840,547 million at December 31, 1994.

Table 4 - Composition of Investment Securities

Held -to- Maturity
December 31,
                     1994            1993           1992
U.S. Treasury
 obligations
 and obligations of
 U.S. government
 corporations and
 agencies            $ 378,239,397   $ 391,622,606  $ 361,542,225
Obligations of
 states and
 political
 subdivisions           16,492,371     17,484,965     12,461,597
Mortgage-backed
 securities             24,163,330     44,716,714     27,871,134
    Total debt
     securities        418,895,098    453,824,285    401,874,956
Other securities         -              2,355,251      2,565,263
                     $ 418,895,098  $ 456,179,536  $ 404,440,219


Available -for- Sale                  December 31,
                                         1994
U.S. Treasury
 obligations
 and obligations
 of U.S. government
 corporations and
 agencies                           $  14,098,806
Obligations of states and
 political subdivisions -
Mortgage-backed securities             11,691,860
    Total debt securities              25,790,666
Other securities                        2,241,266
                                    $  28,031,932


Table 5 - Maturities and Yields of Investment Securities Held
December 31, 1994 (000's omitted):


                       Maturing

                     After one but       After five but
Held-to-Maturity:     Within one year     Within five years
Within ten years         After ten years
           Total
  Amount       Yield    Amount     Yield   Amount    Yield
         Amount                    Yield
                 Amount    Yield
U.S. Treasury obligations and
 obligations of U.S. government
 corporations and agencies$ 102,810 5.24%$ 279,834    5.56%
         $ 1,7355.48%             $
7,9806.20%           $ 392,359     5.49%
Obligations of states and
 political subdivisions   3,225     8.35     8,922    6.18
           3,3486.97
1,9017.81               17,396     6.91
Mortgage-backed securities        668.17    11,266    6.85
           7,2118.35
6,9146.45               25,457     7.17
 Total      $ 106,101     5.34% $ 300,022    5.63% $ 12,294
           7.57%                 $
16,7956.48%           $ 435,212     5.64%



                     Maturing

                     After one but       After five but
Available-for-Sale:   Within one year     Within five years
Within ten years         After ten years
           Total
  Amount       Yield    Amount     Yield   Amount    Yield
         Amount                    Yield
                 Amount    Yield
U.S. Treasury obligations and
 obligations of U.S. government
 corporations and agencies $  4,943 5.13%$   8,198    5.48%
        $    9585.19%            $
  %           $  14,099     5.35%
Obligations of states and
 political subdivisions
Mortgage-backed securities          3,308    6.21     5,142
           7.03 3,242               6.99
                 11,692     6.79
Other securities

2,2416.45                2,241     6.45
 Total      $   4,943     5.13% $  11,506    5.69% $  6,100
           6.74%                 $
5,4836.77%           $  28,032     6.03%


Table 6 - Analysis of the Allowance for Loan Losses


                   1994              1993              1992
   1991           1990
Balance at January 1,  $   9,013,387     $   8,298,738
$   7,708,488  $   7,811,813  $   4,859,900
Allowance established
 from purchase
 acquisition                    -              712,222
          -              -      1,564,227
                           9,013,387         9,010,960
  7,708,273      7,811,813      6,424,127
Charge-offs:
 Commercial, financial
 and agricultural            740,047         1,232,129
  1,170,284      1,820,860      2,087,001
 Consumer                    605,240           552,482
    689,349        539,218        585,827
 All other                    27,790           340,537
    167,487        365,645         25,524
Total loans charged off    1,373,077         2,125,148
  2,027,120      2,725,723      2,698,352

Recoveries:
 Commercial, financial
 and agricultural          1,899,465         1,200,055
  1,247,851      1,175,795      1,022,390
 Consumer                    288,084           318,885
    170,636        179,605        166,148
 All other                    81,565           100,625
     53,813         26,998          7,500
Total recoveries           2,269,114         1,619,565
  1,472,300      1,382,398      1,196,038

Net (recoveries)/
charge-offs                 (896,037)          505,583
    554,820      1,343,540      1,502,314
Provision/(credit) for
 loan losses                (885,000)          508,010
  1,145,070      1,240,000      2,890,000
Balance at December 31,$   9,024,424     $   9,013,387
$   8,298,738  $   7,708,488  $   7,811,813

Loans at year-end      $ 425,560,623     $ 420,243,003
$ 374,486,342  $ 350,133,518  $ 354,253,114
Average loans            411,884,911       399,806,116
362,413,567    349,060,202    304,146,160

Net charge-offs/
(recoveries)/                  (0.22)%            0.13%
       0.15%          0.38%         0.49%
 average loans
Allowance for loan
 losses/year-end loans          2.12              2.14
       2.22           2.20          2.21


Table 7 - Allocation of Allowance for Loan Losses

                             1994              1993
1992           1991           1990
                          Allocation        Allocation
Allocation     Allocation     Allocation
                            Amount            Amount
Amount         Amount         Amount
Real estate-
construction            $     238,245     $    145,116
$    114,523  $      75,541  $      99,991
Real estate - mortgage      2,442,009        2,439,023
  2,125,307      2,201,483      2,249,021
Commercial, financial
 and agricultural           3,677,453        4,258,824
  4,227,377      3,935,289      4,308,215
Consumer                    2,666,717        2,170,424
  1,831,531      1,496,176      1,154,586
                        $   9,024,424     $  9,013,387
$  8,298,738   $  7,708,488   $  7,811,813


Allocation as Percent of Total Loans
                             1994              1993
1992           1991           1990
Real estate-construction          2.6%             1.6%
        1.4%           0.1%          1.3%
Real estate - mortgage           27.1             27.1
       25.6           28.6          28.8
Commercial, financial and
 agricultural                    40.8             47.3
       50.9           51.0          55.1
Consumer                         29.6             24.1
       22.1           19.4          14.8

Table 8 - Composition of Deposits (000's omitted):

                                         1994
           1993
1992
                         Average    Average         Average
Average         Average    Average
                         Balance     Rate           Balance
Rate           Balance    Rate
Noninterest-bearing
 deposits                $ 187,996    -             $ 173,180
-              $ 149,124   -
Interest-bearing deposits
    Interest-bearing
     checking              178,095  2.01%             166,960
2.19%              154,073  2.79%
    Savings and money
     market accounts       187,368  2.49              167,095
2.74               147,633  3.11
    Time deposits:
     under $100,000        244,327  3.71              261,642
3.51               251,810  4.39
    Time deposits of
     $100,000 or more       95,035  4.01              105,133
2.65                91,718  4.49
    Total interest-
     bearing deposits      704,825  3.00              700,830
2.88               645,234  3.73
         Total deposits  $ 892,821                  $ 874,010
              $ 794,358


Table 9 - Remaining Maturity of Time Deposits of $100,000 or More
(000's omitted):

                                      December 31, 1994
                                      (In thousands)
Under three months                    $ 44,161
Over three through six months           25,604
Over six through twelve months          22,808
Over twelve months                      13,314
                                      $105,887

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

    First Abilene owns and operates a 17-lane drive-in banking facility which was completed in 1981 and which is also located on Pine Street, two blocks north of First Abilene's main banking facilities. In 1987 First Abilene completed construction of a branch banking facility located at the northwest corner of North Judge Ely Boulevard and East North Tenth Street in Abilene. The cost of the site was $412,383 and the construction cost for the building and improvements was $ 554,318. The new branch banking facility includes a one-story office building containing 2,960 square feet and six lane drive-in facility.

    As a result of the merger between First Abilene and American National, First Abilene acquired title to the drive-in banking facility owned by American National on Buffalo Gap Road in the southwest part of Abilene, Texas. The drive-in facility is located on 2.23 acres of land adjoining a five-story office building in which American National leased office space for its banking operations. Following its merger with American National First Abilene entered into a 10-year lease covering 11,009 square feet of office space on the ground floor of the building adjacent to the drive-in facility, which office space includes all, or substantially all, of the space formerly leased and occupied by American National for its primary banking facility. In addition to the original 10-year term of the lease, the lease provides three renewal options on the leased premises, each option being for a renewal term of five years. The drive-in banking facility was constructed to provide for seventeen (17) lanes, but only eight drive-in teller windows and lanes are presently being utilized.

    As a result of the merger between First Abilene and BOC, First Abilene acquired title to the banking facility at the corner of South 14th and Willis Streets in Abilene, Texas, occupying the first floor and renting 27,000 square feet of office space to tenants. The building is of steel reinforced concrete and masonry construction with air conditioning throughout. The building was constructed in 1966 and is of modern design. It was purchased from
C M & M, a partnership, subject to a mortgage and promissory note payable to Connecticut General Life Insurance Company. BOC did not assume the mortgage note, but the property was conveyed to the Bank by warranty deed dated March 30, 1967, subject to the mortgage. The mortgage note was paid in full in 1992. BOC's facilities are located on six (6) acres of land, all of which is subject to the above-described mortgage. During 1978 BOC conveyed approximately 4-1/2 acres (not included in the above six acres) of its property (considered to be surplus) for fair market value to an individual from Fort Worth, Texas, who developed the property into offices and parking. In 1976 a 12-lane drive-in facility located adjacent to the main banking facility was completed. In 1982 BOC completed construction of an addition to the teller service area for the drive-in facility at an estimated cost of $200,000. In December 1984, BOC purchased property (approximately 1.85 acres) located on
Southwest Drive in Abilene, Texas, for future construction of a full-service banking facility. The cost of such property was $344,937.02. As a result of the mergers of American National and BOC with First Abilene and the operation of the banking facilities of American National and BOC as branch banks of First Abilene, it is unlikely that First Abilene, which acquired all of BOC's assets in the merger, will proceed with construction of banking facilities at the property on Southwest Drive and the property is presently listed for sale.

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

    E.   The First National Bank of Cleburne

    First Cleburne owns its banking facilities located at 403 North Main Street in Cleburne, Texas. The building contains 18,000 square feet and is of steel and brick masonry construction with air conditioning throughout. It was constructed in 1978 and is of modern design. Cleburne also maintains a drive-in facility located on the same premises as its main banking facility. On September 23, 1994, First Cleburne acquired the Cleburne branch of Bank One Texas, N.A. The building is of brick masonry construction, contains 4,400 square feet and includes a drive-in teller window. Now operating as a branch of First Cleburne, the facility is located approximately 3 miles west of the main office.

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

    G.   Southwest Bank of San Angelo

    Southwest Bank owns its banking facility which is located at 3471 Knickerbocker Road in San Angelo, Texas. The five-story building, including the office tower, has approximately 29,250 thousand square feet and is of steel and stucco construction. Approximately 11,800 square feet of the office tower is available for lease. The bank also owns and operates a drive-in banking facility on the same premises as its main banking offices.

Item 3.  Legal Proceedings

    Other than routine litigation in the normal course of business, there are no material pending legal proceedings to which
Bankshares, the Delaware BHC or its subsidiary banks or any of their properties are subject, nor are there any known material legal proceedings involving directors, officers or affiliates of Bankshares. Other than regular, routine examinations by state and federal banking authorities, there are no proceedings pending or known to be contemplated by any governmental authorities except the following:

    As a result of a routine examination of Southwest Bank by the Federal Deposit Insurance Corporation, Southwest Bank entered into a Memorandum of Understanding with the FDIC in December of 1994, which required Southwest Bank to develop, adopt and implement written policies, training programs, formal internal controls and management review procedures with respect to consumer credit transactions, consumer real estate loans and compliance with the requirements of the Bank Secrecy Act. The Memorandum required that all corrective action prescribed in the Memorandum, including implementation of the policies, programs, controls and procedures described therein, be accomplished within 60 days. The Company believes that Southwest Bank has complied in full with the requirements of the Memorandum, that all corrective action has been taken, and that Southwest Bank has adopted and implemented all necessary written policies, training programs, formal internal controls and management review procedures. Moreover, the Company does not believe that any of the deficiencies or problems cited in the FDIC examination had any adverse effect upon, nor that any of the policies, programs, controls or procedures adopted in response to the Memorandum will place any restrictions upon, the financial operations of the Company or Southwest Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the security holders of Bankshares during the fourth quarter of Bankshares' fiscal year ending December 31, 1994.


                                  PART II

Item 5.  Market for Registrant's Common Stock and Related
Security
         Holder Matters

         As of February 2, 1995, there were 1,412 holders of Bankshares' stock reflected on its records. Except for shares held by First Abilene, First Sweetwater, and Stephenville in various fiduciary capacities (see Item 12 following), no shareholder or shareholder group known to Bankshares owns five percent (5%) or more of Bankshares' issued and outstanding stock. Market, price and dividend information about the stock for the past three years is set forth on page 30 under Item 7. Restrictions on Bankshares' present or future ability to pay dividends have been discussed under Item 1, above, under the topic "Supervision and Regulation."

Item 6.    Selected Financial Data

                     First Financial Bankshares, Inc.
                   Selected Consolidated Financial Data
               (Dollars in thousands, except per share data)

                                                         Year
ended December 31,
                         1994            1993 (1)            1992
(1)     1991 (1)     1990 (1)
Summary Income Statement
 Information:
    Interest income      $   61,416      $   59,850          $
61,441   $   68,127   $   64,241
    Interest expense         21,264          20,333
24,202       35,912       35,471
    Net interest income      40,152          39,517
37,239       32,215       28,770
    Provision (credit)
     for loan losses           (885)            508
1,145        1,240        2,890
    Non-interest income      11,593          11,696
9,768        9,232        8,667
    Non-interest expense     33,092          31,875
28,935       27,307       23,889
    Income before
     income taxes            19,538          18,830
16,927       12,900       10,658
    Provision (benefit)
     for income taxes         6,426           6,105
5,189        3,824        2,756
    Net income before
     cumulative effect
     of accounting change    13,112          12,725
11,738        9,076        7,902
    Cumulative effect of
     accounting change (2)        -           1,024
   -            -            -
    Net income           $   13,112      $   13,749          $
11,738   $    9,076   $    7,902

Per Share Data (3):
    Net income before
 cumulative effect of
 accounting change       $     2.62      $     2.56          $
2.37   $     1.85   $     1.62
    Net income per share       2.62            2.77
2.37         1.85         1.62
    Cash dividends
     declared                  1.10            0.96
0.76         0.66         0.56
    Book value at
     period end               20.79           19.45
17.60        15.96        14.74

Earnings performance
  ratios (4):
    Return on average
     assets                    1.31%           1.30%
1.32%        1.06%        1.06%
    Return on average
    equity                    13.07           13.56
13.96        11.55        11.38

(Summary Balance Sheet
  Data Period-end):
    Investment securities $ 463,244      $  456,180          $
404,440   $  384,919   $  309,346
    Loans, net of
    allowance for loan
    losses                  416,536         411,230
366,188      342,619      346,687
    Total assets          1,012,613       1,017,983
928,338      915,308      866,952
    Deposits                900,930         913,350
831,542      824,837      774,542
    Total liabilities       908,705         921,273
841,199      836,693      794,543
    Total shareholders'
     equity                 103,908          96,710
87,139       78,615       72,409

Asset quality ratios:
    Allowance for loan
     losses/Period-
     end loans                 2.12%           2.14%
2.22%        2.20%       2.21%
    Nonperforming assets/
     Period-end loans
     plus foreclosed
     assets                    0.51            1.30
1.55         2.44        3.42
    Net charge-offs/
    Average loans             (0.22)           0.13
0.16         0.39        0.50

Capital ratios:
    Average shareholders'
     equity/average assets    10.01%           9.59%
9.45%        9.18%       9.33%
    Leverage ratio (5)        10.26            9.51
9.28         8.48         -
    Tier I risk-based
     capital (6)              20.09           16.76
16.90        15.38         -
    Total risk-based
     capital (7)              21.34           18.02
18.38        16.86         -
    Dividend payout ratio     41.66           34.04
32.03        34.81       33.95

(1) Restated to reflect pooling -of- interests.
(2) Adoption of Statement of Financial Accounting Standards No.
109, "Accounting for
    Income Taxes".
(3) Historical amounts adjusted for stock dividends and stock splits.
(4) Calculated on net income before cumulative accounting adjustment.
(5) Shareholders' equity (before unrealized loss on securities available for sale) less intangibles/fourth quarter average assets less intangibles.
(6) Shareholders' equity (before unrealized loss on securities available for sale) less intangibles/risked-adjusted assets.
(7) Shareholders' equity (before unrealized loss on securities available for sale) less intangibles plus allowance for loan losses to the extent allowed under regulatory guidelines/risk-adjusted assets.

Item 7.           Management's Discussion and Analysis of
               Results of Operations and Financial Condition

Review of Operating Results

    Net income from operations for 1994 was $13.1 million or
3.04%
above the $12.7 million in operating earnings for 1993, which was 8.5% above the $11.7 million earned in 1992. Earnings per share were $2.62, $2.56, and $2.37 for 1994, 1993, and 1992, respectively. Return on average assets was 1.31% for 1994, compared to 1.30% in 1993 and 1.32% in 1992. The Company's 1994 return on shareholders' equity was 13.07% compared to 13.56% in 1993 and 13.96% in 1992. Not included in the 1993 amounts, for comparative purposes, was nonrecurring income of $1.0 million, or $ .21 per share, which represented the cumulative effect of the adoption of Financial Accounting Standard No. 109, "Accounting for
Income Taxes".  During 1994 the Company acquired Concho
Bancshares,
Inc. and its wholly-owned subsidiary, Southwest Bank of San
Angelo,
through an exchange of shares. The transaction was treated as a pooling-of-interests for accounting purposes; therefore, the 1994 financial statements reflect the results of the acquired entity for the entire year and prior periods have been restated to include the combined balance sheets and income statements.
    The increased income for 1994 is attributed primarily to increased net tax-equivalent interest income of $697 thousand and $885 thousand in reductions to the allowance for loan losses. These gains were offset to some extent by various expenses related to the installation of new data processing systems and losses resulting from the sale of certain low-yielding securities. Details are provided further in this discussion. The 1993 earnings reflect higher net interest income and noninterest income, a lower loan loss provision, and when compared to 1992, benefit from the addition of Stephenville Bank & Trust Co. which was acquired in a cash purchase in February 1993.

Net Interest Income

    For 1994, net interest income on a tax-equivalent basis amounted to $40.6 million, a $697 thousand increase over the 1993 total of $39.9 million. The increase was attributable to a higher average volume of interest earning assets with a slightly higher yield, funded partially by higher average volumes of interest free deposits and equity capital. These factors served to offset a decreased yield on investment securities and a higher rate paid on interest-bearing liabilities, which, on an average basis, were virtually unchanged from the prior year.
    On a tax-equivalent basis, net interest income of $39.9 million in 1993 increased $2.1 million from 1992 and resulted from growth in average earning assets, a substantial amount of which related to the acquisition of the Stephenville Bank in February 1993. Also during 1993, the net yield on earning assets declined to 4.51% from
4.72% the prior year primarily as the result of the maturity and reinvestment of fixed rate investments during a period of declining interest rates.
    Table 1 below summarizes the changes in net interest income on a fully tax-equivalent basis by major category of interest-earning assets and interest-bearing liabilities, identifying changes related to volumes and rates. Nonaccrual loans are included in the loan volumes used to calculate the following analysis of net interest income.

Table 1 - Changes in Interest Income and Interest Expense (000's omitted):

                                   1994 Compared to 1993
            1993 Compared to 1992
                              Change Attributable to  Total
        Change Attributable to   Total
                           Volume           Rate          Change
   Volume         Rate           Change
Short-term investments  $    (616)      $    373       $    (243)
$      83      $   (227)       $   (144)
Taxable investment
 securities                 1,339         (2,426)         (1,087)
    3,210        (5,046)         (1,836)
Tax-exempt investment
 securities (1)               331           (172)            159
       48          (203)           (155)
Loans (1)                     987          1,812           2,799
    3,329        (2,905)            424
    Interest income         2,041           (413)          1,628
    6,670        (8,381)         (1,711)
Interest bearing deposits     115            812             927
    2,073        (5,921)         (3,848)
Short-term borrowings           9              8              17
      (18)           (1)            (19)
Long-term debt                (13)             -             (13)
       (2)            -              (2)
    Interest expense          111            820             931
    2,053        (5,922)         (3,869)
    Net interest income $   1,930       $ (1,233)      $     697
$   4,617      $ (2,459)       $  2,158

(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35% in 1994 and 1993 and 34% in 1992.


    The following table 2 presents average balances, income and expense, and yields and rates for 1994, 1993 and 1992.

Table 2 - Average Balances and Average Yields and Rates (000's omitted)

                                    1994
    1993                             1992
    Average     Income/   Yield/    Average    Income/   Yield/
Average         Income/                        Yield/
       Balance       Expense      Rate    Balance   Expense
Rate             Balance                        Expense     Rate
Assets
    Short-term investments$     30,570 $  1,288  4.21%$   51,192
$  1,531          2.99%                   $   48,717   $
1,6753.44%
    Taxable investment
     securities443,953    23,806  5.36 421,292  24,8935.91
376,121               26,7297.11
    Tax-exempt
     investment
      securities (1) 18,207       1,2907.09    14,080 1,131
8.03              13,573 1,286                    9.47
    Loans (1) (2)    411,885     35,485   8.62     399,806
32,686               8.18                       362,414
32,2628.90
     Total earning assets904,615 61,8696.84   886,370    60,241
6.80             800,825                         61,952     7.74
    Cash and due from banks55,849              51,334
46,252
    Bank premises and
     equipment  30,340          28,537         28,317
    Other assets19,162          19,812         21,680
    Intangible assets 1,149             853              1,126
    Allowance for loan
     losses     (9,209)              (9,120)             (8,214)
      Total assets$  1,001,906         $  977,786          $
889,986

Liabilities and
      Shareholders' Equity
Interest-bearing deposits$    704,825 $ 21,139   3.00%$  700,830
$ 20,212          2.88%                   $  645,234   $
24,0603.73%
    Short-term borrowings   458      214.59       138     4
2.90  675              233.41
    Long-term debt      1,095       1049.50      1,232      117
9.50               1,252                            119     9.50
     Total interest-
       bearing liabilities706,378     21,264     3.01  702,200
 20,333          2.90                       647,161
24,2023.74
    Noninterest-bearing
     deposits  187,996              173,180            149,124
    Other liabilities      7,219                 8,595
 9,638
      Total liabilities 901,593               883,975
805,923
    Shareholders' equity    100,313             93,811
84,063
      Total liabilities and
       shareholders' equity$  1,001,906         $  977,786
           $  889,986

Net interest income     $ 40,605              $ 39,908
$ 37,750


Rate Analysis:
    Interest income/
     earning assets               6.84%          6.80%
7.74%
    Interest expense/
     earning assets               2.35           2.29
3.02
      Net yield on
      earning assets              4.49%          4.51%
4.72%

(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35% in 1994 and
    1993 and 34% in 1992.
(2) Nonaccrual loans are included in loans.


Provision for Loan Losses

     In 1994 the Company had net loan recoveries of $896 thousand which, coupled with continued improvement in credit quality, permitted a credit loan loss provision of $885 thousand. The charges against earnings for loan loss provisions in 1993 and 1992 were $508 thousand and $1.1 million, respectively. Net loan charge offs amounted to $506 thousand in 1993 and $555 thousand in 1992. Nonperforming assets amounted to $2.2 million at December 31, 1994, compared to $5.5 million at December 31, 1993. Additional comparative information is provided in the Allowance for Loan Losses section of this discussion.

Noninterest Income

Table 3 - Noninterest Income (000's omitted):

                         Increase            Increase
                  1994  (Decrease)    1993  (Decrease)    1992
Trust department
 income           $  2,898 $  (48) $  2,946 $    176   $ 2,770
Service fees on
 deposit accounts    5,505    (25)    5,530      594     4,936
Other:
  Miscellaneous
   income            1,364    (16)    1,380      421       959
  Interest on loan
   recoveries          565    526        39       39         -
  Mastercard fees      601     99       502      102        400
  Securities gains
  (losses)            (596)  (644)       48      133        (85)
  Real estate
   mortgage fees       442    (24)      466      402         64
  Brokerage
   commissions         308     (5)      313       16        297
  Safe deposit
   rental fees         262      2       260       18        242
  Exchange fees        244     32       212       27        185
                     3,190    (30)    3,220    1,158      2,062

                  $ 11,593 $ (103) $ 11,696 $  1,928   $  9,768

  As shown above, total noninterest income in 1994 amounted to $11.6 million compared to $11.7 million in 1993. Trust fees were down modestly due primarily to lower stock and bond market values on which fee income was calculated. The small decrease in service fees on deposit accounts is attributable to higher rates used to calculate earnings credits on corporate accounts and higher average balances on accounts which are subject to service charges,
thereby
reducing fees for services. Interest collected in 1994 on loans which had been charged off in prior years amounted to $565 thousand as compared to $39 thousand the prior year. Mastercard fees in 1994 increased $99 thousand, or 19.7%, and resulted from higher volumes of merchant activity. Net losses on sale of securities totaled $596 thousand in 1994 and resulted from the sale of $11.6 million in low-yielding securities which have been reinvested at higher rates and will improve the overall portfolio yield in future
periods.   In 1993 the Company had a net gain of $48 thousand
from
the sale of a relatively small volume of securities to reduce investment in a particular issue in order to meet regulatory guidelines.
  Noninterest income totaled $11.7 million in 1993 which was $1.9 million above the 1992 amount. The addition of the Stephenville Bank and a significant increase in real estate mortgage fees were the primary factors contributing to the 1993 increase in total noninterest income.

Noninterest Expense


Table 4 - Noninterest Expense (000's omitted):

                                        Increase
Increase
                             1994      (Decrease)  1993
(Decrease) 1992
Salaries                   $ 13,045     $    729 $ 12,316   $
1,352 $ 10,964
Payroll taxes                   999     44    955    103     852
Profit sharing                1,164     (9) 1,173    103   1,070
Medical and other benefits    1,230          (34)   1,264
306     958
                             16,438    730 15,708  1,864  13,844

Net occupancy                 2,718    297  2,421    (50)  2,471
Equipment expense             2,193    174  2,019    184   1,835
FDIC insurance expense        1,983     42  1,941    161   1,780
Correspondent bank service charges      876  (20)     896    67
829
Other:
  Printing and supplies         898      5    893    105     788
  Postage and courier           792     39    753     22     731
  Legal and accounting fees     785     80    705    134     571
  Outside data processing fees  554    (48)   602     21     581
  Other professional and
   service fees                 271   (164)   435    131     304
  Advertising                   642     48    594     40     554
  Computer software amortization234    202     32     32       -
  Other miscellaneous         4,708         (168)   4,876
229    4,647
                              8,884           (6)   8,890
714    8,176

Total Noninterest Expense  $ 33,092     $  1,217 $ 31,875   $
2,940 $ 28,935

As a % of Net Revenue        63.49%        61.77%         60.89%


  Noninterest expense for 1994 amounted to $33.1 million, an increase of $1.2 million, or 3.8% over 1993. The effect of having a full year of operating expenses at the Stephenville Bank versus 10 months in 1993 accounted for approximately $415 thousand of the
1994 increase.
  Salaries and employee benefits, the largest component of noninterest expense increased $730 thousand, or 4.6%, to $16.4 million in 1994, with essentially all of the increase being in salaries. Adjusting for the effect of the Stephenville Bank referenced above, 1994 salaries and employee benefits on an annualized basis reflect a 3.3% increase.
  Net occupancy expense of $2.7 million in 1994 was $297
thousand,
or 12.3%, above 1993.  Approximately $120 thousand of the
increase
represents additional depreciation expense taken in 1994
resulting
from a change in estimate for the useful life of certain
leasehold
improvements. Depreciation expense for the remodeled data center space, building repairs, and slightly higher utilities expense were other items which contributed to the 1994 increase.
  Equipment expense for 1994 increased $174 thousand and amounted to $2.2 million. The higher 1994 expense resulted primarily from a $235 thousand increase in equipment depreciation offset by a $75 thousand decrease in maintenance and repairs. During 1994, the Company's lead bank, First National Bank of Abilene, installed new data processing equipment which accounted for the higher depreciation expense.
  The major components of other noninterest expense are presented in table 4. The 1994 decrease in professional and service fees resulted from the termination of certain employee benefit and investment advisory services at Southwest Bank of San Angelo. Increased software amortization in 1994 relates to the company-wide installation of updated banking system software. Other miscellaneous consists of outside director fees, travel, communication, insurance, and various other operating expenses. Also, the 1994 total for other miscellaneous includes nonrecurring computer conversion and training expense of $193 thousand, while the 1993 total included $356 thousand for the settlement of legal claims against one of the subsidiary banks.

  Noninterest expense for 1993 totaled $31.9 million which was $2.9 million, or 10.2%, above 1992. Excluding the operating expenses at the Stephenville Bank which was purchased in February 1993, total noninterest expenses in 1993 were up $866 thousand, or
3.0%, from the prior year.

Income Taxes

  Income tax expense for 1994 amounted to $6.4 million compared to
$6.1 million in 1993 and $5.2 million in 1992. The higher tax expense reflected in each succeeding year is attributable to a higher level of income before taxes and an increased effective tax rate due to an increase in the statutory tax rate and declining
levels of tax exempt investments.   The Company's effective rates
on pre-tax income were 32.9%, 32.4%, and 30.7% for the years
1994,
1993 and 1992. Note 6 to the consolidated financial statements provides additional analysis of income tax expense for these years.


Balance Sheet Review

  Total assets amounted to $1.01 billion and $1.02 billion at December 31, 1994 and 1993, respectively. During 1994 total assets averaged $1.0 billion compared to an average of $978 million in 1993. The following sections provide information for the major balance sheet categories.

Investment Securities

  In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 which modified the accounting for investment securities. The statement requires management to classify debt and equity securities as held-to-maturity, available-for-sale, or trading based on their intent. Securities classified as held-to-maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts. Securities classified as available-for-sale are recorded at fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported in a separate component of shareholders' equity. Securities classified as trading are recorded at fair value, with unrealized gains and losses included in earnings. As permitted by the statement, the Company adopted this statement effective January 1, 1994, and the resulting cumulative adjustment increased investment securities $375.5 thousand, deferred income taxes payable $131.4 thousand and shareholders' equity $244.1 thousand. Holding investment securities until maturity continues to be the Company's primary investment strategy. However, in accordance with the statement guidelines, investment securities totaling $28.0 million are classified as available-for-sale which provides the Company flexibility in asset and liability management to liquidate prior to maturity certain investments. During 1994 securities amounting to
$11.6 million were sold and resulted in a net securities loss of $596 thousand. The Company has no investments classified as trading securities.
  Excluding the adjustment to fair value for the available-for-sale portfolio, investment securities increased $8.5 million during
1994.  The investment portfolio is comprised primarily of U. S.

Government and government corporations and agencies securities with relatively short maturities. Note 2 to the consolidated financial statements provides detail disclosures relating to the maturities and fair values of the investment portfolio at December 31, 1993 and 1994.

Loans

  Total loans at December 31, 1994, amounted to $425.6 million compared to $420.2 million at the prior year end. The following table 5 presents the composition of the loan portfolio at these two dates.

Table 5 - Composition of Loans (000's omitted):

                                          December 31, 1994
December 31, 1993
                                  Amount     % Of Total   Amount%
Of Total
Commercial, financial,
 and agricultural           $ 173,411  40.75%  $ 172,782  41.11%
Short-term commercial paper         -      -      25,780   6.14
Real estate - construction     11,245   2.64       6,778   1.61
Real estate - mortgage        115,172  27.06     113,698  27.06
Consumer                      125,733  29.55     101,205  24.08
                            $ 425,561 100.00%  $ 420,243 100.00%

  Excluding the effect of the maturity in 1994 of commercial paper as shown in the above table, internally-generated loans were up $31.1 million, or 7.9%, from the 1993 year-end amount. Real estate mortgage loans represent loans secured by 1-4 family residences in the Company's primary markets, and loans to local business and farm operations in those markets. These loans generally provide for repricing at intervals that protects the Company from the rate risk inherent in long term fixed rate mortgage loans.


Allowance for Loan Losses

  An evaluation of the overall quality of the portfolio is performed to determine the necessary level of the allowance for loan losses. The evaluation takes into consideration the classification of loans and the application of loss estimates to those classifications. The Company has an independent loan review function which periodically reviews the loan quality at each of the subsidiary banks. The subsidiary banks also are subject to periodic examinations by state and federal banking system examiners. As stated earlier in this discussion, continued improvement in credit quality and net loan recoveries in 1994 resulted in a credit loan loss provision for 1994. Table 6 below provides activity in the allowance for loan loss account for the past five years and table 7 presents the year-end balance and composition of nonperforming assets which serves as a key indicator of loan quality.


Table 6 - Loan Loss Experience and Allowance for Loan Losses
(000's omitted):

                 1994       1993     1992       1991       1990
Balance at
 January 1,     $ 9,013    $ 8,298   $ 7,708   $ 7,812   $ 4,860
Allowance
 established
 from
 purchase
 acquisition          -        712         -         -     1,564
                  9,013      9,011     7,708     7,812     6,424

Loans charged
 off              1,373      2,125     2,027     2,726     2,698
Loans recovered   2,269      1,620     1,472     1,382     1,196
Net (recoveries)
 /charge-offs      (896)       505       555     1,344     1,502
Provision/
 (credit) for
 loan losses       (885)       508     1,145     1,240     2,890

Balance at
 December 31, $   9,024  $   9,013 $   8,298 $   7,708 $   7,812

Loans at
 year-end     $ 425,561  $ 420,243 $ 374,486 $ 350,134 $ 354,253

Average loans   411,885    399,806   362,414   349,060   304,146

Net charge-
 offs/
(recoveries)/
average loans     (0.22)%     0.13%     0.15%     0.38%     0.49%

Allowance for
 loan losses/
 year-end loans    2.12       2.14      2.22      2.20      2.21


Table 7 - Nonperforming Assets (000's omitted):



 At December 31,
                    1994     1993     1992    1991      1990
Nonaccrual loans  $ 1,278  $ 3,417  $ 2,590 $ 4,405   $ 6,284
Loans past due 90
 days or more          84      165      721     528       484
Restructured loans      -        -        -       -     1,118
  Nonperforming
   loans            1,362    3,582    3,311   4,933     7,886
Foreclosed assets     814    1,910    2,531   3,705     4,362
  Total
 nonperforming
  assets          $ 2,176  $ 5,492  $ 5,842 $ 8,638  $ 12,248
As a % of loans
 and foreclosed
 properties          0.51%    1.30%    1.55%   2.44%     3.42%


Deposits

  For the year 1994, total deposits averaged $892.8 million as compared to the 1993 average of $874.0 million, an increase of $18.8 million. Table 8 provides a breakdown of average deposits and rates paid over the past three years. The 1993 increase in total average deposits is attributed primarily to the February 1993 cash purchase of the Stephenville Bank and the September 1993 branch purchase by the First National Bank in Cleburne.

Table 8 - Composition of Deposits

                                          1994
             1993                   1992
                                 Average    Average     Average
               Average                  Average   Average
                                 Balance    Rate        Balance
                Rate                    Balance    Rate
Noninterest-bearing deposits   $ 187,996  -     $ 173,180   -
             $ 149,124  -
Interest-bearing deposits
    Interest-bearing checking    178,0952.01%     166,960 2.19%
               154,0732.79%
    Savings and money market accounts       187,368 2.49
               167,0952.74              147,633     3.11
    Time deposits under $100,000 244,3273.71      261,642 3.51
               251,8104.39
    Time deposits of $100,000 or more        95,035 4.01
               105,1332.65               91,718     4.49
    Total interest-bearing deposits         704,825 3.00
               700,8302.88              645,234     3.73
Total deposits                 $ 892,821        $ 874,010
             $ 794,358

Asset and Liability Management

    Asset and liability management is the funding and investment strategies necessary to maintain an appropriate balance between interest-sensitive assets and liabilities. It is the policy of the
Company that each subsidiary establish policies for balance sheet management. Interest-sensitivity analysis is one of the tools used to monitor interest rate risk resulting from periodic mismatches or
"gap" in the maturities of assets and liabilities. The following table 9 presents the Company's interest-sensitivity gap as of December 31, 1994. The Company has a negative cumulative repricing gap in the one-year horizon. Consequently, a sudden and large increase in rates or a dramatic narrowing in the spread between asset yields and liability costs would result in an adverse impact on the net interest margin; however, the adverse impact is more moderate if interest rates follow historical trends and increase gradually. The Company uses no off-balance sheet financial instruments to manage interest rate risk.

Table 9 - Interest-Sensitivity Analysis (000's omitted):

                    Within 3        4-6         7-12         1-5
   Over 5
                     Months        Months     Months       Years
   Years          Total
Interest-earning assets:
 Total loans       $  195,928     $  28,426   $  31,547 $ 160,623
                 $  9,037     $  425,561
 Investment securities 51,414        21,275      38,354   311,528
40,673             463,244
 Short-term investments       23,100           -             -
   198                  -         23,298
  Total interest-earning assets     270,442     49,701  69,901
472,349             49,710        912,103

Interest-bearing liabilities:
 Transaction deposit accounts299,283      -     -     -     -
299,283
 Time deposits        204,363        79,210      73,202 43,932
   27             400,734
 Borrowed funds            90      -       -    -    -     90
  Mortgage notes payable       1,054           -             -
     -                  -          1,054
  Total interest-bearing liabilities$  504,790  $  79,210  $
73,202                $  43,932      $     27     $  701,161

Interest-sensitivity gap  $ (234,348)  $ (29,509)    $ (3,301)  $
428,417           $ 49,683     $  210,942
Cumulative interest-sensitivity gap(234,348)  (263,857) (267,158)
161,259            210,942        210,942
Ratio of interest-sensitive
 assets to interest-sensitive liabilities   0.54  0.63   0.95
 10.75                  -
Cumulative ratio of interest-sensitive
 assets to interest-sensitive liabilities   0.54  0.55   0.59
  1.23               1.30
Cumulative interest-sensitivity gap
 as a percent of total earning assets(25.69)%   (28.93)%
(29.29)%  17.68%              23.13%


Capital and Liquidity

  At December 31, 1994, total shareholders' equity was $103.9 million, an increase of $7.2 million, or 7.4%, from December 31, 1993. Banking system regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders' equity less intangibles by quarter-to-date average assets less intangibles. Regulatory minimums for the risk-based and leverage ratios are 8.00% and 3.00%, respectively. At December
31, 1994, the Company's risk-based ratio and leverage ratio were 21.20% and 10.26%, respectively.
  On April 26, 1994, the Board of Directors approved a 25% stock dividend which was paid June 1, 1994. The Company does not anticipate any changes in the cash dividend policy which has yielded payout ratios of 41.66%, 34.04%, and 32.03%, respectively, in 1994, 1993, and 1992. On October 26, 1994, the Board of Directors approved a Stock Purchase and Cancellation Plan which authorized the Company, subject to market conditions and availability, to purchase up to 200,000 shares of the Company's common stock. There were no shares purchased during 1994.
  The statements of cash flows which are included in the consolidated financial statements present changes in cash and cash equivalents. The subsidiary banks continue to maintain relatively low loan to deposit ratios and highly liquid investment portfolios with short maturities. These factors, coupled with the parent company's $5.0 million available line of credit, provide adequate liquidity.

Market and Dividends

  The following table 10 provides the high and low bid prices and dividends per share for the Company's common stock for the periods indicated. All amounts have been adjusted for the 25% stock dividend on June 1, 1994. The quarterly price range of the Company's stock is the closing bid price and may not necessarily represent actual transactions.


Table 10 - Common Stock Data

                                     Dividends
Quarter           High      Low      Declared
1994
   Fourth       $  28.50 $  24.00 $   0.28
   Third           30.00    28.00     0.28
   Second          32.40    28.80     0.28
   First           35.60    31.60     0.26

1993
   Fourth       $  33.20 $  32.00 $   0.26
   Third           32.00    31.20     0.26
   Second          31.20    29.45     0.26
   First           29.45    28.36     0.20

1992
   Fourth       $  28.36 $  24.73  $  0.20
   Third           24.73    18.55     0.20
   Second          18.55    16.00     0.20
   First           16.00    14.55     0.16


Quarterly Financial Data (Unaudited)
(Dollars in thousands, except per share data)


   1994
                                  4th            3rd      2nd
 1st
Summary Income
 Statement Information:
    Interest income     $ 16,046  $ 15,492  $ 15,121  $ 14,756
    Interest expense       5,842     5,397     5,106     4,919
    Net interest income   10,204    10,095    10,015     9,837
    Provision for loan
     losses                 (845)     (185)      105        40
    Net interest income
     after provision for
     loan losses          11,049    10,280     9,910     9,797
    Non interest income    2,769     2,997     2,851     2,976
    Non interest expense   8,545     8,228     8,091     8,227
    Income before income
     taxes                 5,273     5,049     4,670     4,546
    Provision (benefit)
     for income taxes      1,767     1,697     1,519     1,443
    Net income          $  3,506  $  3,352  $  3,151  $  3,103

Per Share Data (1):
    Net income
     per share          $   0.70  $   0.67  $   0.63  $   0.62
    Cash dividends
     declared               0.28      0.28      0.28      0.26
    Book value at
     period end            20.79     20.34     20.00     19.79
    Market value
    (period end) bid       25.00     28.50     31.00     31.60

    Market value (bid):
         High              28.50     30.00     32.40     35.60
         Low               24.00     28.00     28.80     31.60

(Dollars in thousands,
 except per share data)
 1993 (2)
                            4th       3rd      2nd        1st
Summary Income
 Statement Information:
    Interest income     $ 14,973  $ 15,029  $ 15,117  $ 14,731
    Interest expense       5,080     5,055     5,154     5,044
    Net interest income    9,893     9,974     9,963     9,687
    Provision for
     loan losses              51       232       146        79
    Net interest income
     after provision
      for loan losses      9,842     9,742     9,817     9,608
    Non interest income    3,176     2,946     2,896     2,678
    Non interest expense   8,588     7,839     8,083     7,365
    Income before
     income taxes          4,430     4,849     4,630     4,921
    Provision (benefit)
     for income taxes      1,402     1,605     1,499     1,599
    Net income before
     cumulative effect
     of accounting
      change               3,028     3,244     3,131     3,322
    Cumulative effect
     of accounting
      change (3)               -         -         -     1,024
    Net income         $   3,028  $  3,244  $  3,131  $  4,346

Per Share Data (1):
    Net income before
     cumulative effect
     of accounting
      change           $    0.61  $   0.65  $   0.63  $   0.67
    Net income
     per share              0.61      0.65      0.63      0.88
    Cash dividends
     declared               0.26      0.26      0.26      0.20
    Book value at
     period end            19.45     19.03     18.63     18.28
    Market value
    (period end) bid       33.20     32.00     31.20     29.45

    Market value (bid):
         High              33.20     32.00     31.20     29.45
         Low               32.00     31.20     29.45     28.36

(1) Historical amounts adjusted for  25% stock dividend paid June
1, 1994.
(2) Restated for pooling-of-interests.
(3) Adoption of FASB 109, "Accounting for Income Taxes".


Item 8.  Financial Statements and Supplementary Data

    The independent auditor s report, and consolidated financial statements of Bankshares at December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, are provided on pages 27 through 45. Also included for the year ended
December 31, 1994 is management s report on responsibility for the financial statements.

                     FIRST FINANCIAL BANKSHARES, INC.
                            MANAGEMENT'S REPORT
              ON RESPONSIBILITY FOR THE FINANCIAL STATEMENTS

The Management of First Financial Bankshares, Inc. is responsible for the preparation, integrity and fair presentation of its annual financial statements as of December 31, 1994, and the year then ended. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by Management. Management has also prepared the other information included in this
Annual Report and is responsible for its accuracy and consistency with the financial statements.

The annual financial statements referred to above have been audited by Arthur Andersen LLP, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the Board of Directors. Management believes that all representations made to Arthur Andersen LLP during the audit were valid and appropriate.


Kenneth T. Murphy
Curtis R. Harvey
Chairman of the Board, President
Executive Vice President
and Chief Executive Officer                                   and
Chief Financial Officer



                            ARTHUR ANDERSEN LLP

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Financial Bankshares, Inc.:

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation), and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bankshares, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                          Arthur Andersen LLP
Dallas, Texas,
  January 11, 1995

FIRST FINANCIAL BANKSHARES, INC. AND
 SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1994 AND 1993

              ASSETS                          1994
1993

CASH AND DUE FROM BANKS        $    60,536,136 $    55,214,848

FEDERAL FUNDS SOLD                  23,100,000      45,506,000

          Total cash and
           cash equivalents         83,636,136     100,720,848

INTEREST-BEARING DEPOSITS
  IN BANKS                             198,000         787,000

INVESTMENT IN SECURITIES
  Securities held to maturity
   (market value of
   $418,895,098 in 1994 and
   $461,205,853 in 1993)           435,212,460     456,179,536
  Securities available for
   sale, at market value            28,031,932             -
LOANS                              425,560,623     420,243,003
  Less- Allowance for
   loan losses                       9,024,424       9,013,387

          Net loans                416,536,199     411,229,616

BANK PREMISES AND
 EQUIPMENT, net                     29,466,438      30,052,817

OTHER ASSETS                        19,531,982      19,012,828

          Total assets         $ 1,012,613,147 $ 1,017,982,645

  LIABILITIES AND
   SHAREHOLDERS' EQUITY

NONINTEREST-BEARING
 DEPOSITS                      $   200,912,655 $   193,934,140

INTEREST-BEARING DEPOSITS          700,016,977     719,415,421

          Total deposits           900,929,632     913,349,561

DIVIDENDS PAYABLE                    1,399,220       1,198,940

OTHER LIABILITIES                    6,376,393       6,724,461

       Total liabilities           908,705,245     921,272,962

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $l0 par value;
 authorized 10,000,000 shares;
 issued and outstanding
 4,997,214 shares in 1994 and
 3,978,767 shares in 1993           49,972,140      39,787,670
  Capital surplus                   36,863,701      15,948,384
  Retained earnings                 17,769,812      40,973,629
  Unrealized loss on
   investment in securities
   available for sale                 (697,751)          -

 Total shareholders' equity        103,907,902      96,709,683

 Total liabilities and
  shareholders' equity         $ 1,012,613,147 $ 1,017,982,645


The accompanying notes are an integral part of these consolidated statements.

            FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS

          FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                             1994          1993         1992
INTEREST INCOME:
  Interest and fees
   on loans           $ 35,482,131   $ 32,679,806  $ 32,174,846
  Interest on
   investment
   securities-
    Taxable             23,805,894     24,892,985    26,729,499
    Exempt from
     federal income
     tax                   840,225        746,195       862,011
  Interest on federal
   funds sold and
   interest-bearing
    deposits in banks    1,287,557      1,530,914     1,674,845
                        61,415,807     59,849,900    61,441,201
INTEREST EXPENSE:
  Interest on time
   deposits             21,138,660     20,211,447    24,059,501
  Other                    125,352        121,559       142,830

                        21,264,012     20,333,006    24,202,331

    Net interest
     income             40,151,795     39,516,894    37,238,870

PROVISION (CREDIT)
 FOR LOAN LOSSES          (885,000)       508,010     1,145,070

    Net interest
     income after
     provision
     (credit) for
     loan losses        41,036,795     39,008,884    36,093,800

NONINTEREST INCOME:
  Trust department
   income                2,897,657      2,945,840     2,769,893
  Service fees on
   deposit accounts      5,504,997      5,529,706     4,936,204
  Other                  3,190,764      3,220,895     2,061,904
                        11,593,418     11,696,441     9,768,001
NONINTEREST EXPENSE:
  Salaries and
   employee benefits    16,437,665     15,707,789    13,844,438
  Net occupancy
   expense               2,717,634      2,421,020     2,470,924
  Equipment expense      2,193,073      2,018,717     1,834,540
  FDIC assessments       1,982,894      1,941,014     1,780,306
  Correspondent bank
   service charges         876,209        896,368       828,707
  Other expenses         8,884,033      8,889,880     8,176,258
                        33,091,508     31,874,788    28,935,173

EARNINGS BEFORE
 INCOME TAXES           19,538,705     18,830,537    16,926,628
INCOME TAX EXPENSE       6,426,475      6,105,087     5,189,018

NET EARNINGS BEFORE
 CUMULATIVE ADJUSTMENT
 FOR CHANGE IN
 ACCOUNTING FOR
 INCOME TAXES           13,112,230     12,725,450    11,737,610

CUMULATIVE ADJUSTMENT
 FOR CHANGE IN
 ACCOUNTING FOR
 INCOME TAXES             -             1,023,595        -

NET EARNINGS          $ 13,112,230   $ 13,749,045  $ 11,737,610

EARNINGS PER SHARE
 BEFORE CUMULATIVE
 ADJUSTMENT FOR
 CHANGE IN ACCOUNTING
 FOR INCOME TAXES     $       2.62   $       2.56  $       2.37

NET EARNINGS
 PER SHARE            $       2.62   $       2.77  $       2.37

    The accompanying notes are an integral part of these consolidated statements.

            FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

          FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                                                     Unrealized
Gain
                                                         (Loss)
on

Investment
                                                         In
Securities
                                      Common Stock
Capital        Retained       Available
                      Shares            Amount        Surplus
           Earnings        For Sale
BALANCE at December 31, 1991  2,467,121      $ 24,671,210
         $ 17,637,007   $ 36,221,365    $     -

  Net earnings          -       -        -           11,737,610
                -

  Stock issuances       31,228  312,280 124,030   -       -

  Cash dividends declared, $.76
   per share            -       -        -           (3,513,740)
                -

  Cash paid for fractional shares
   resulting from stock dividend -       -        -      (6,350)
                -

  Stock split, 3 for 2 effective
   June 1, 1992      1,118,516        11,185,160    (11,185,160)
                  -            -

BALANCE at December 31, 1992  3,616,865        36,168,650
            6,575,877     44,438,885          -

  Net earnings          -       -        -           13,749,045
                -

  Stock issuances       23,386  233,860  48,388   -       -

  Cash dividends declared, $.96
   per share            -       -        -           (4,490,093)
                -

  Cash paid for fractional shares
   resulting from stock dividend -       -        -
              (14,929)         -

  Stock dividend, 10%  338,516         3,385,160      9,324,119
          (12,709,279)         -

BALANCE at December 31, 1993  3,978,767        39,787,670
           15,948,384     40,973,629          -

  Initial unrealized gain recorded on
    investment in securities available
    for sale, net       -       -        -        -
              244,069

  Net earnings          -       -        -           13,112,230
                -

  Stock issuances      23,695   236,950  25,525   -       -

  Cash dividends declared, $1.10
   per share            -       -         -          (5,462,207)
                -

  Cash paid for fractional shares
   resulting from stock dividend -       -         -
              (16,528)         -

  Stock dividend, 25%  994,7529,947,520       20,889,792
          (30,837,312)         -

  Change in unrealized gain (loss)
  on invest-  ment in securities
  available for sale, net         -               -
                -             -            (941,820)

BALANCE at December 31, 1994  4,997,214      $ 49,972,140
         $ 36,863,701   $ 17,769,812  $  (697,751)

The accompanying notes are an integral part of these consolidated statements.

            FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                            1994         1993           1992
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net earnings           $ 13,112,230 $  13,749,045  $ 11,737,610
 Adjustments to
  reconcile net
  earnings to net
  cash provided by
  operating activities-
   Depreciation and
    amortization           3,318,666     2,510,135     2,457,605
   Provision (credit)
    for loan losses         (885,000)      508,010     1,145,070
   Premium amortization,
    net of discount
    accretion              4,960,847     5,524,023     3,955,863
   Loss (gain) on sale
   of securities             299,173       (18,545)       95,344
   Deferred federal
    income tax benefit      (109,434)   (1,170,687)     (375,613)
   (Increase)/Decrease
    in other assets         (630,491)    2,769,141     2,138,213
   Decrease in other
    liabilities             (251,211)   (2,818,756)     (969,354)
       Total adjustments   6,702,550     7,303,321     8,447,128

       Net cash provided
        by operating
        activities        19,814,780    21,052,366    20,184,738

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Net decrease in
  interest-bearing
  deposits in banks          589,000       194,000       394,000
 Cash and cash
 equivalents received
 through acquisition,
 net of payment for stock         -      5,511,888         -
 Cash and cash
  equivalents received
  through purchase
  of assets and
  liabilities, net of
   cash paid                      -     16,876,513         -
 Proceeds from sale of
  securities available
  for sale                11,649,196        -              -
 Proceeds from
  maturities of
  securities available
  for sale                 9,155,976        -              -
 Proceeds from sales
  of investment securities        -      8,897,440     1,060,075
 Proceeds from maturities
  of securities held
   to maturity           133,394,203   194,451,829   161,160,962
 Purchase of securities
  available for sale      (1,000,000)       -              -
 Purchase of securities
  held to maturity      (166,593,978) (213,227,198) (185,735,321)
 Net increase in loans    (4,177,658)  (21,105,463)  (25,809,442)
 Capital expenditures     (2,394,923)   (3,643,838)     (890,404)
 Proceeds from sale of
  other assets            11,458         2,297,728     1,795,203

  Net cash used in
   investing activities  (19,366,726)   (9,747,101)  (48,024,927)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Net increase in
  noninterest-bearing
  deposits                 6,978,515     8,135,836     7,789,243
 Net decrease in
  interest-bearing
  deposits               (19,398,444)  (24,538,060)   (1,085,247)
 Net decrease in other
  short-term borrowings      (96,857)      (83,177)     (947,650)
 Proceeds of stock
 issuances                   262,475       282,248       436,310
 Dividends paid           (5,278,455)   (4,219,974)   (3,388,462)

 Net cash provided
  by (used in)
  financing activities   (17,532,766)  (20,423,127)    2,804,194

NET DECREASE IN CASH
 AND CASH EQUIVALENTS    (17,084,712)   (9,117,862)  (25,035,995)

CASH AND CASH
 EQUIVALENTS, beginning
 of year                 100,720,848   109,838,710   134,874,705

CASH AND CASH
 EQUIVALENTS,
 end of year            $ 83,636,136 $ 100,720,848 $ 109,838,710

The accompanying notes are an integral part of these consolidated statements.

            FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1994, 1993, AND 1992



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A summary of significant accounting policies of First Financial Bankshares, Inc. and subsidiaries (the "Company") applied in the preparation of the accompanying consolidated financial statements follows. The accounting principles followed by the Company and the methods of applying them are in conformity with both generally accepted accounting principles and prevailing practices of the banking industry.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

Prior period financial statements have been restated to include the accounts of a subsidiary which was acquired during 1994 and accounted for as a pooling-of-interest. Another subsidiary, acquired during 1993 and accounted for as a purchase, is included in the consolidated financial statements from the date of acquisition.

Investment in Securities

In May 1993, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities,"
was issued. This statement requires management to classify debt and equity securities as held-to-maturity, available-for-sale, or trading based on their intent. Securities classified as held-to-maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities classified as available-for-sale are recorded at fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported in a separate component of shareholders' equity. Securities classified as trading are recorded at fair value, with unrealized gains and losses included in earnings. The Company adopted this statement effective January
1, 1994, resulting in an after-tax adjustment to equity of
$244,069
and increasing investments by $375,491. The Company had no trading securities at December 31, 1994 or 1993.

Prior to January 1, 1994, the Company accounted for its investment in securities at amortized cost.

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

Per Share Data

Earnings per share are based on the weighted average number of common shares and common share equivalents outstanding in 1994, 1993, and 1992 of 4,997,214, 4,973,519, and 4,950,133,
respectively, adjusted retroactively for stock dividends and splits. Common share equivalents represent the dilutive effect of stock options. Additionally, dividends per share have been retroactively adjusted for the effect of stock dividends and splits.

Reclassifications

Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 presentation.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

Accounting for Income Taxes

In February 1992, Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes," was issued. This statement requires an asset and liability approach for financial accounting and reporting for income taxes and supersedes "Accounting for Income Taxes" required by Statement of Financial Accounting Standards No. 96 and APB Opinion No. 11. The Company adopted this statement effective January 1, 1993, with the resulting cumulative adjustment to income increasing other assets by $1,023,595.

Accounting Standards Not Yet Adopted

In May 1993, Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan," was issued. In October 1994, SFAS 114 was amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These statements require that impaired loans, within the scope of the statements, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or market price or the fair value of the collateral if the loan is collateral dependent. These statements apply to fiscal years beginning after December 15, 1994, and are not expected to have a material effect on the accompanying financial statements.



2.    CASH AND INVESTMENT SECURITIES:

Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. During 1994 and 1993, such average balances totaled approximately $12,226,000 and $14,961,000, respectively.

The amortized cost, estimated market values, and gross unrealized gains and losses of the Company's investment in securities as of December 31, 1994 and 1993, are as follows:

                                                  December 31,
1994
                                                 Gross     Gross
                          Amortized UnrealizedUnrealized
Estimated
                         Cost Basis   Holding Gains   Holding
Losses            Fair Value
Securities held to maturity-
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies       $ 392,359,163         $     5,689
$ (14,125,455) $  378,239,397

Obligations of states and
  political subdivisions17,396,179   10,103  (913,911) 16,492,371

Mortgage-backed securities       25,457,118      4,050
  (1,297,838)     24,163,330

Total investment in debt
  securities held to maturity $ 435,212,460$    19,842
$ (16,337,204) $  418,895,098


                                                       December
31, 1994
                                       Gross     Gross
                          Amortized UnrealizedUnrealized
Estimated
                          Cost Basis  Holding Gains    Holding
Losses            Fair Value
Securities available for sale-
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies       $  14,531,306        $    22,270$
(454,770)$  14,098,806

Mortgage-backed securities       12,326,532    38,628
   (673,300)     11,691,860

Total investment in debt
  securities available
  for sale              26,857,838   60,898          (1,128,070)
  25,790,666

Other securities         2,243,820               -
     (2,554)      2,241,266

Total investment in
  securities available
  for sale           $  29,101,658        $    60,898
$ (1,130,624)  $  28,031,932




                                                      December
31, 1993
                                       Gross     Gross
                          Amortized UnrealizedUnrealizedEstimated

                          Cost Basis  Holding Gains    Holding
Losses               Fair Value
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies       $ 391,622,606        $ 4,838,910$
(684,425)$ 395,777,091

Obligations of states and
  political subdivisions17,484,965  239,978  (62,245) 17,662,698

Mortgage-backed securities       44,716,714              875,950
   (181,851)     45,410,813

Total debt securities  453,824,2855,954,838 (928,521)458,850,602

Other securities         2,355,251               -
        -         2,355,251

Total investment in securities$ 456,179,536          $ 5,954,838
$   (928,521)  $ 461,205,853

The Company invests in securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations and asset-backed securities. The expected maturities of these securities at December 31, 1994, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated market value of debt securities held to maturity at December 31, 1994, by contractual and expected maturity, are shown below.

                                      Amortized        Estimated
                                         Cost          Fair Value

       Due within one year       $ 106,100,615      $ 105,413,500
       Due after one year
        through five years         300,022,400        286,446,482
       Due after five years
        through ten years           12,294,414         11,143,446
       Due after ten years          16,795,031         15,891,670

         Total debt securities
          held to maturity       $ 435,212,460      $ 418,895,098

The amortized cost and estimated market value of debt securities available for sale at December 31, 1994, by contractual and expected maturity, are shown below.

                                           Amortized  Estimated
                                              Cost
  Fair Value
       Due within one year       $  4,990,640       $  4,942,655
       Due after one year
        through five years         11,998,529         11,505,663
       Due after five years
        through ten years           6,427,019          6,100,586
       Due after ten years          3,441,650          3,241,762

        Total debt securities
         held to maturity        $ 26,857,838       $ 25,790,666

Investment securities carried at approximately $97,859,000 and $94,098,000 at December 31, 1994 and 1993, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.

During 1994, sales from investments in securities that were classified as available-for-sale totaled $11,649,196. The gross realized gains and losses from those sales were $100,706 and $696,703, respectively. Specific identification was used to determine cost in computing the realized gains and losses.


3.    LOANS AND ALLOWANCES FOR LOAN LOSSES:

Major classifications of loans are as follows:

                                     December 31,
                                   1994              1993
       Commercial, financial,
        and agricultural      $ 173,410,963    $ 198,561,759
       Real estate -
        construction             11,244,692        6,777,796
       Real estate -
        mortgage                115,172,072      113,697,844
       Consumer                 132,781,581      108,062,188

                                432,609,308      427,099,587
       Unearned income           (7,048,685)      (6,856,584)

            Total loans       $ 425,560,623    $ 420,243,003

At December 31, 1994 and 1993, the Company was carrying nonaccrual loans of approximately $1,278,000 and $3,417,000, respectively. Had these loans performed according to their original contract terms, the Company would have accrued interest of approximately $130,000 and $430,000 for the years ended December 31, 1994 and 1993, respectively, as compared to amounts actually recognized of approximately $47,000 and $53,000, respectively. In management's opinion, the allowance for loan losses is adequate to absorb any losses which may arise from these and other loans in the portfolio.

Changes in the allowance for loan losses are summarized as follows:

                                        December 31,
                              1994           1993         1992
     Balance at beginning
      of year             $ 9,013,387   $ 8,298,738  $ 7,708,488
       Add:
         Allowance of
          acquired bank             -       712,222            -
         Provision for
          loan losses         390,000       508,010    1,145,070
         Loan recoveries    2,269,114     1,619,565    1,472,300
       Deduct:
         Credit for loan
          losses           (1,275,000)            -            -
         Loan charge-offs  (1,373,077)   (2,125,148)  (2,027,120)

     Balance at end
      of year             $ 9,024,424   $ 9,013,387  $ 8,298,738

4.    BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment:

                                        December 31,
                                    1994          1993

     Land                     $   4,662,743    $  4,662,743
     Buildings                   30,059,405      29,735,077
     Furniture and equipment     15,270,683      11,915,759
     Leasehold improvements       4,986,812       6,631,728

                                 54,979,643      52,945,307
     Accumulated depreciation
      and amortization          (25,513,205)    (22,892,490)

                              $  29,466,438    $ 30,052,817

5.    TIME DEPOSITS:

Time deposits of $100,000 or more totaled approximately
$105,887,000 and $91,109,000 at December 31, 1994 and 1993,
respectively. Interest expense on these deposits was approximately
$3,812,000, $2,789,000, and $4,119,000 during 1994, 1993, and
1992,
respectively.



6.    INCOME TAXES:

The Company files a consolidated federal income tax return.
Income
tax expense (benefit) is comprised of the following:

                                           Year Ended
                                          December 31,
                              1994           1993         1992
     Current federal
      income tax         $  6,535,909   $ 6,252,179  $ 5,564,631
     Deferred federal
      income tax             (109,434)     (147,092)    (375,613)

     Income tax expense  $  6,426,475   $ 6,105,087  $ 5,189,018

During 1993, the federal income tax rate for the Company's taxable income greater than
$10,000,000 changed from 34 percent to 35 percent. The adjustment to the Company's deferred tax assets and liabilities for this change was insignificant.

The provision for income tax expense (benefit), as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

                                           As a Percent of
                                           Pretax Earnings
                                      1994      1993      1992
     Expected tax expense             35.0%     35.0%     34.0%
     Reductions in taxes
      resulting from
      interest income exempt from
      federal income tax              (1.5)%    (1.5)%    (2.2)%
     Other                            (0.6)%    (1.1)%    (1.1)%

     Income tax expense               32.9%     32.4%     30.7%

The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 1994, are as follows:

                               Asset       Liability    Total
     Tax basis of loans
      in excess of
      financial statement
      basis              $ 2,906,731    $         -  $ 2,906,731
     Financial statement
      basis of fixed
      assets in excess
      of tax basis                 -      1,371,726   (1,371,726)
     Nondeductible write-
      downs and
      adjustments to
      other real estate
      owned and
      repossessed assets     246,654              -      246,654
     Accretion on
      investments
      recognized for
      financial reporting
      purposes, but not
      recognized for tax
      purposes                     -        233,571     (233,571)
     Benefits of a
      subsidiary bank
      net operating
      loss carryforward      842,929              -      842,929
     Other                         -        300,651     (300,651)

                         $ 3,996,314    $ 1,905,948  $ 2,090,366

     Valuation allowance                                (374,441)

     Net deferred
      tax asset                                      $ 1,715,925


At December 31, 1994, the First National Bank in Cleburne ("Cleburne"), a subsidiary bank, had a net operating loss carryforward for federal income tax purposes of approximately $2,409,000. In its consolidated return, subject to certain yearly limitations, the Company can utilize Cleburne's preacquisition net operating loss carryforward to offset future consolidated taxable income only to the extent Cleburne has future taxable income. If not used, the net operating loss carryforward expires as follows:
$1,484,000 in 2001, $560,000 in 2002, and $365,000 in 2005.

The valuation allowance was established to recognize the uncertainty of realization of the benefit related to Cleburne's net operating loss carryforward. The following summarizes the changes in the allowance account:

                                               1994     1993
     Valuation allowance at
      beginning of period                  $ 480,767 $ 524,638

     Reduction in valuation
      allowance based on current
      period utilization of net
      operating loss carryforward           (106,326)  (43,871)

     Valuation allowance at end of period  $ 374,441 $ 480,767


7.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, over 90% of its assets and liabilities are considered financial instruments as defined in Statement No. 107. Many of the
Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

Estimated fair values have been determined by the Company using the best available data, as generally provided in the Company's

Regulatory Reports, and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1994 and 1993, were as follows:

     - Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                           Estimated          Recorded
                             Fair               Book
                            Value              Balance
                  1994          1993         1994        1993
     Cash and
      due from
      banks   $ 60,536,136 $ 55,214,848 $ 60,536,136 $ 55,214,848
     Federal
      funds
      sold      23,100,000   45,506,000   23,100,000   45,506,000
     Interest-
      bearing
      deposits
      in banks     198,000      787,000      198,000      787,000
     Investment
      in sec-
      urities  446,927,030  461,205,853  463,244,392  456,179,536


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


                          Estimated              Recorded
                            Fair                   Book
                            Value                 Balance
                 1994            1993          1994      1993
     Deposits
      with
      stated
      matur-
      ities  $316,887,645 $343,157,877 $318,214,237 $341,279,460
     Deposits
      with no
      stated
      matur-
      ities   582,715,395  572,270,101  582,715,395  572,270,101
     Net
     loans    415,973,405  416,044,556  416,536,199  411,229,616


Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by Statement No. 107 nor has the Company estimated its value. There is no material difference between the notional amount and the estimated fair value of off-balance-sheet unfunded loan commitments which total $119,495,930 and $87,522,874 at December 31, 1994 and 1993, respectively, and are generally priced at market at the time of funding. Letters of credit discussed in
Note 9 have an estimated fair value based on fees currently charged for similar agreements. At December 31, 1994 and 1993, fees related to the unexpired term of the letters of credit are not significant.

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



8.    COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management's opinion, the Company has adequate legal defenses with respect to these actions, and the resolution of these matters should have no material adverse effects upon the results of operations or financial condition of the Company.

The Company has an unused line of credit with a bank under which it may borrow up to $5,000,000 at the London Interbank Offered Rate plus 1%, adjusted for reserves and deposit insurance expense. The line of credit is unsecured and matures on August 1, 1995. The Company paid no fee to secure the unused line of credit and accordingly has not estimated a fair value of the unused line of credit at December 31, 1994 or 1993.

The Company leases portions of its banking premises and equipment under operating leases. Total rental expense for these leases was approximately $340,000, $358,000, and $363,000 for the years ended
December 31, 1994, 1993, and 1992, respectively.

The Company is a lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense was approximately $1,306,000, $1,214,000, and $1,219,000 for the years ended December 31, 1994, 1993, and 1992, respectively. At December 31, 1994, approximate future minimum lease commitments and lease receivables are summarized as follows:

                                      Lease     Lease
                                  Commitments   Receivables
          1995                  $    205,417$   721,478
          1996                       212,430   338,478
          1997                       123,917   174,662
          1998 and thereafter         -          -

                    Total       $    541,764$ 1,234,618


9.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

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

                                             Contract or
                                           Notional Amount
     Financial instruments whose
     contract amounts
     represent credit risk-
       Commitments to extend credit       $ 119,495,930
       Standby letters of credit              5,112,248

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

Standby letters of credit are conditional commitments issued by the
Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The average collateral value held on letters of credit is 84%.

10.  CONCENTRATION OF CREDIT RISK:

The Company grants commercial, retail, agriculture, and residential loans to customers primarily in North Central and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the local economic sector.



11.  PENSION AND PROFIT SHARING PLANS:

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

The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1994 and
1993.

                                         December 31,
                                       1994        1993
     Actuarial present value
      of benefit obligations:
       Accumulated benefit
       obligation, including
       vested benefits of
       $4,580,213 and
       $4,257,607 in 1994
       and 1993, respectively   $  4,786,799    $  4,369,543

     Projected benefit
      obligation for service
      rendered to date          $ (5,347,357)   $ (4,776,193)
     Plan assets at fair value,
      primarily corporate bonds
      and equity securities        6,401,823       6,422,398

     Plan assets in excess of
      projected benefit
      obligation                   1,054,466       1,646,205
     Unrecognized net gain from
      past experience
      different than that
      assumed and effects of
      changes in assumptions         305,389        (271,131)
     Unrecognized net asset at
      January 1, 1987, being
      recognized over 10.7 years    (392,094)       (534,298)

     Prepaid pension cost
      included in other assets  $    967,761    $    840,776

Net pension cost (credit) for the years ended December 31, 1994, 1993, and 1992, included the following components:

                                          Year Ended
                                         December 31,
                                 1994        1993         1992

     Service cost-benefits
      earned during the
      period               $ 398,106   $ 358,084   $ 307,643
     Interest cost on
      projected benefit
      obligation             427,889     369,861     322,416
     Actual return on
      plan assets             59,728    (282,192)   (578,291)
     Net amortization
      and deferral          (749,369)   (398,544)    (78,592)

     Net periodic pension
      cost (credit)       $  136,354   $  47,209   $ (26,824)

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 8.5% and 8.5%, respectively. The expected long-term rate of return on assets was
8.5%.

The Company also provides a profit sharing plan which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company's contributions over a seven-year period.

The Southwest Bank of San Angelo, a subsidiary bank, has a noncontributory profit sharing plan available to all regular employees who have completed six months of service. The plan is a defined contribution plan and contributions are at the discretion of the subsidiary's board of directors. The subsidiary also sponsors a defined contribution pension plan, whereby it matches 100% of employee contributions up to 4% of their compensation and 50% of contributions on the next 2% of compensation.

Costs related to the Company's defined contribution plans totaled
$1,164,000, $1,173,000, and $1,070,000 in 1994, 1993, and 1992,
respectively.

12.  DIVIDENDS FROM SUBSIDIARIES:

At December 31, 1994, approximately $14,256,000 was available for the declaration of dividends by the Company's subsidiary banks without the prior approval of regulatory agencies.

13.  LOANS TO RELATED PARTIES:

The Company had loans to officers, directors, principal shareholders, or associates of such persons totalling approximately
$38,000,000 and $35,000,000 at December 31, 1994 and 1993,
respectively.

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

14.  STOCK OPTION PLAN:

The Company has adopted an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 1994, the Company had reserved 300,228 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant, at a rate of 20% each year cumulatively during the 10-year term of the option. At
December 31, 1994, 30,364 shares were exercisable. An analysis of stock option activity for the years ended December 31, 1994 and 1993, is as follows:

                                      Number        Option Price
                                      of Shares       Per Share
     Options outstanding at
      December 31, 1992              148,758       $8.62 - 14.54

       Canceled                         (625)      32.00

       Exercised                     (29,761)       8.62 - 14.54

       Granted                        32,063       32.00



     Options outstanding at
      December 31, 1993              150,435       $8.62 - 32.00

       Canceled                         (625)      32.00

       Exercised                     (25,019)       8.62 - 14.54

       Granted                             -             -


     Options outstanding at
      December 31, 1994              124,791       $8.62 - 32.00

Stock options have been adjusted retroactively for the effects of stock dividends and splits.

15.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:

      Condensed Balance Sheets-December 31, 1994 and 1993

     ASSETS                                  1994          1993

   Cash in subsidiary bank             $     453,214 $    460,649
   Investment securities                  13,021,959    8,185,204
   Investment in subsidiaries,
    at equity                             91,322,199   88,646,997
   Excess of cost over fair
    value of tangible
    assets acquired, net                     863,458      909,593
   Other assets                              213,741      316,125

     Total assets                      $ 105,874,571 $ 98,518,568

     LIABILITIES AND
      SHAREHOLDERS' EQUITY

   Total liabilities                   $   1,966,669 $  1,808,885
   Shareholders' equity-
     Common stock                         49,972,140   39,787,670
     Capital surplus                      36,863,701   15,948,384
     Retained earnings                    17,769,812   40,973,629
     Unrealized loss on investment
      in securities
      available for sale, net               (697,751)      -

        Total shareholders' equity       103,907,902   96,709,683

     Total liabilities and
      shareholders' equity             $ 105,874,571 $ 98,518,568



   Condensed Statements of Earnings-
   For the Years Ended December 31, 1994, 1993, and 1992

                                1994           1993         1992
   Income-
     Cash dividends from
     subsidiary banks     $ 10,265,000  $  8,935,000  $ 9,365,000
     Excess of earnings
      over dividends
      of subsidiary banks    3,332,171     5,376,282    2,746,019
     Other income              797,299       550,543      589,051
                            14,394,470    14,861,825   12,700,070
   Expenses-
     Salaries and
      employee benefits        888,538       829,148      694,927
     Franchise taxes             6,290         5,799        4,428
     Other operating
      expenses                 608,758       505,323      430,390

                             1,503,586     1,340,270    1,129,745

   Earnings before income
    taxes                   12,890,884    13,521,555   11,570,325

   Income tax benefit          221,346       251,862      167,285

   Net earnings before
    cumulative adjustment
    for change in
    accounting for
    income taxes            13,112,230    13,773,417   11,737,610

   Cumulative adjustment
    for change in
    accounting for income
    taxes                            -       (24,372)           -

   Net earnings           $ 13,112,230  $ 13,749,045 $ 11,737,610



   Condensed Statements of Cash Flows-
   For the Years Ended December  31, 1994, 1993, and 1992


                               1994          1993        1992
   Cash Flows from
    operating activities-
     Net earnings         $ 13,112,230  $ 13,749,045 $ 11,737,610
     Adjustments to
      reconcile net
      earnings to net
      cash provided by
      operating
      activities-
      Excess of earnings
      over dividends of
      subsidiary banks      (3,332,171)   (5,376,282) (2,746,019)
      Depreciation              26,269        21,177      19,811
      Discount accretion,
       net of premium
       amortization            115,027       (30,616)    (64,838)
      Amortization of
       excess of cost
       over fair value
       of assets acquired       46,135        46,135      46,135
      Increase in other
       assets                 (215,136)     (117,587)    (42,140)
      Increase in
       liabilities             209,490       461,298      34,390

         Net cash provided
          by operating
          activities         9,961,844     8,753,170   8,984,949


   Cash flows from
    investing activities-
     Acquisition of
     Stephenville
     Bank & Trust                    -    (7,750,000)          -
     Capital expenditures       (5,265)      (71,693)    (22,513)
     Proceeds from
      maturity of
      securities            18,350,000    20,800,000  18,000,000
     Purchases of
      securities           (23,298,035)  (17,495,313)(26,402,477)

         Net cash used
          in investing
          activities        (4,953,300)   (4,517,006) (8,424,990)


   Cash flows from
    financing activities-
    Proceeds of stock
    issuance                   262,475       282,248     436,310
     Cash dividends paid    (5,278,454)   (4,219,974) (3,388,462)

         Net cash used
          in financing
          activities        (5,015,979)   (3,937,726) (2,952,152)

   Net increase
   (decrease) in cash
   and cash equivalents         (7,435)      298,438  (2,392,193)

   Cash in subsidiary
    bank at beginning
    of the year                460,649       162,211   2,554,404

   Cash in subsidiary
    bank at end of year   $    453,214  $    460,649 $   162,211


16.  BUSINESS COMBINATIONS:

In March 1994, the Company acquired, for approximately 230,000 shares of its common stock, substantially all of the outstanding shares of Concho Bancshares, Inc. ("Concho") and its wholly owned subsidiary, Southwest Bank of San Angelo. The shareholders of Concho received 1.15 shares of the Company's common stock for each share of Concho common stock owned.

The accompanying consolidated financial statements of the Company give effect to the merger which has been accounted for as a pooling-of-interests. Accordingly, the accounts of Concho have been combined with those of the Company to reflect the results of these companies on a combined basis for all periods presented. Certain reclassifications of the historical results of these companies have been made to conform to the current presentation. There were no intercompany transactions.

The Company consolidated financial data for the three months ended
March 31, 1994, (unaudited), and the years ended December 31,
1993
and 1992, have been restated as follows:

                       First Financial   Concho    Combined
Three Months Ended
 March 31, 1994
 Net interest income $  9,048,000   $   885,000   $  9,933,000
   Net earnings         2,908,000       195,000      3,103,000

Year Ended
 December 31, 1993
 Net interest income $ 36,420,000   $ 3,097,000   $ 39,517,000
   Net earnings        13,233,000       516,000     13,749,000

Year Ended
 December 31, 1992
 Net interest income $ 34,159,000   $ 3,080,000   $ 37,239,000
   Net earnings        10,990,000       748,000     11,738,000



17.  CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows:

                                          Year Ended
                                          December 31,
                               1994          1993        1992
  Supplemental cash flow
   information-
   Interest paid          $ 21,076,643  $ 16,686,798 $ 25,546,112
   Federal income taxes
    paid                     6,523,443     6,601,491    5,571,971

  Schedule of noncash
   investing and
   financing activities-
   Assets acquired through
   foreclosure            $    271,602  $    688,518 $    972,930
   Unrealized loss on
    investment securities
    available for sale      (1,069,727)            -            -

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    Arthur Andersen LLP was appointed independent accountants for fiscal years 1990, 1991, 1992, 1993, and 1994. There have been no disagreements between management of Bankshares and its current independent accountants relating to accounting practices and procedures or financial disclosure.




                                 PART III

Item 10. Directors and Executive Officers of the Registrant

    a.)  Election of Directors

    A Board of Directors is to be elected at the annual meeting. Each Director elected will hold office until the next annual meeting of the shareholders and until his or her successor shall be elected and qualified. Under the Bylaws of the Company, an individual may not stand for election or reelection as Director upon attainment of 72 years of age unless such individual owns at least 1% of the outstanding shares of the Company and is less than
75 years of age. While Bylaws of the Company fix the number of Directors at a number not less than three nor more than thirty, thirteen nominees are named and proposed by management. The reason that the number of Directors authorized exceeds the number of nominees is to avoid the necessity of amending the Bylaws of the Company each time that it would appear to be to the advantage of the Company to increase the number of its Directors. The proxies accompanying the proxy statement mailed to shareholders cannot be voted by the proxy committee for a greater number of persons than the number of nominees named. Other Directors could be elected after nominations from the floor at the annual meeting, if such nominees each receive a majority vote of the shareholders. Although the management of the Company does not contemplate that any of the nominees will be unable to serve, if such a situation arises prior to the annual meeting, the proxy committee will vote in accordance with its best judgment.

    During the last full year, four regular quarterly meetings of the Board of Directors were called and held. All directors were able to attend at least 75% of the aggregate of the meetings of the
Board of Directors and the meetings held by all committees of the Board on which they served. Directors who are not officers of the
Company receive $800 for each Board meeting attended.

    First Financial Bankshares, Inc. does not have a standing nominating or compensation committee of the Board of Directors. The Company has a standing Executive Committee whose responsibilities include functioning as a compensation committee and a nominating committee with appropriate recommendations to the entire Board.  The Executive Committee met eight times during
1994
and, among other items, considered and took action on matters relating to its capacity as compensation and/or nominating committee. In its capacity as nominating committee, the Executive
Committee will consider director nominations from security holders.

There are no prescribed procedures that the security holder must follow. The Company has a Directors' Audit Committee that has the responsibility of acting on behalf of the Board in receiving and reviewing both internal and external audit reports. During 1994 the Audit Committee met two times. The Company has a Brokerage Services Policy Committee that provides oversight of the brokerage program throughout the Company. The Committee met two times during
1994. The Company also has an Administrative Committee for the Profit Sharing, Pension and Flexible Spending Account Benefit Plans. Pursuant to the 1992 Incentive Stock Option Plan for Key Employees of First Financial Bankshares, Inc. and its Subsidiaries, the Board of Directors has also appointed a Stock Option Committee composed of five members. Directors who are not officers of the Company receive $400 for each committee meeting attended.

    The names and principal occupations of Registrant's
Directors/nominees, together with the length of service as a Director are as follows:

                   Years as  Principal Occupation
Name          Age  Office    Director (1)                  During
Last Five Years
F. Scott Dueser (2)          41        Director                4
  President and Chief Executive Officer,
                             First National Bank of Abilene,
Abilene,
                             Texas*, since May 18, 1993;
President,
                             First National Bank of Abilene,
Abilene,
                             Texas*, January 15, 1991, to May 18,
1993;
                             Executive Vice President, First
National
                             Bank of Abilene, Abilene, Texas*
Patrick N. Gerald  55        Director     14
Chairman and President, First National
                             Bank, Sweetwater, Sweetwater,Texas*
Robert E. Hitt     70        Director     22
Investments
(2) (3) (4) (5)
Joe B. Matthews (5)          50        Director                7
  Geologist
Raymond A. McDaniel,         61        Director                3
  McDaniel & Associates
   Jr. (3)
Bynum Miers (5)    58        Director      3
Ranching and Investments
Kenneth T. Murphy (2)        57        Chairman,              23
  See "Executive Officers" below
              President and
              Chief Executive
              Officer, Director
Dian Graves Owen   55        Director      2
Chairman, Owen Healthcare, Inc.
James M. Parker    64        Director     22
President, Parker Properties, Inc.
(2) (3) (4)
W.V. Ramsey, Jr., M.D.       67        Director               24
  Chairman, Abilene Aero, Inc. since
(2) (3) (4) (6)                                            July
1, 1991; Radiology Associates
O.L. Schuch   69   Director            Investments
Craig Smith   52   Director      5     Chairman and President,
Hereford
                             State Bank, Hereford, Texas*
H.T. Wilson (2) (5)          67        Director               12
  Chairman, Eastland National Bank,
                             Eastland, Texas*

(1) The years indicated are the approximate number of years each person has continuously served as Director of the Company, or, prior thereto, of First National Bank of
    Abilene, which became a wholly-owned subsidiary of the Company in April, 1973, when all the then Directors of First National Bank of Abilene became Directors of the
    Company.
(2) This Director/Nominee is a member of the Executive Committee.
(3) This Director/Nominee is a member of the Stock Option
Committee.
(4) This Director/Nominee is a member of the Administrative
Committee of the Company
    Profit Sharing and Pension Plan.
(5) This Director/Nominee is a member of the Directors' Audit
Committee.
(6) This Director/Nominee is a member of the Brokerage Services
Policy Committee.

    b.)   Executive Officers

                              Term of           Years Served
Principal Occupation
Name               Age      Office     Office   In Such Office
During Past 5 Years
Kenneth T. Murphy  57   Chairman,   1 year  8 years  Chairman,
                        President
                        and Chief
                   President and
Executive Officer; Chairman,
                   Chief Executive              First National
Bank of
                   Officer                      Abilene,
                                                Abilene, Texas*
Curtis R. Harvey   49       Executive Vice   1 year           4
years     Executive Vice President and
                   President and                           Chief
Financial Officer since
                   Chief Financial              December 1, 1990;
                   Officer                      Executive Vice
President,
                                                Bank One, Texas,
N.A.
*The bank shown is a subsidiary of the Company.

    c.)   Compliance with Section 16(a) of the Exchange Act

    Based solely upon a review of the forms furnished to the Company, the Company believes that during the 1994 fiscal year no Form 5s were required and all filing requirements applicable to its officers and directors were complied with.


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

                        SUMMARY COMPENSATION TABLE


                               Long Term
                   Annual     Compensation
                Compensation    Awards
                               Number of
                              Securities  All Other
                              Underlying  Compensa-
Name and Principal Position Year          Salary ($)Options(#)(1)
tion($)(2)
Kenneth T. Murphy, Chairman, President    1994      $  277,000  -
  $   17,605
& CEO-First Financial Bankshares, Inc.    1993
257,0003,750  26,516
    1992             237,000          -       27,650

F. Scott Dueser, President & CEO          1994         168,000
-   18,380
First National Bank of Abilene            1993
151,2502,500  18,382
    1992             130,000          -       16,305

Patrick N. Gerald, Chairman and President 1994         137,500
-   8,186
& CEO-First National Bank, Sweetwater     1993
132,0001,250  14,031
    1992             125,000          -       13,702

Craig Smith, Chairman and President       1994         130,000
-   15,986
& CEO-Hereford State Bank   1993   124,500   1,250      15,299
    1992             117,500          -       15,905

Curtis R. Harvey, Executive Vice President          1994 121,800
   -       14,157
& CFO-First Financial Bankshares, Inc.    1993
117,0001,250           13,050
    1992             110,000          -       13,024




(1)  Adjusted for stock splits and stock dividends.
(2)  The Company's contribution to Profit Sharing Plan.

    The following table contains information concerning each exercise of stock options during the last fiscal year by each of the persons named below and the fiscal year-end value of unexercised options.

              Aggregated Option Exercises in Last Fiscal Year
                         and FY-End Option Values

                                 Number of
                                Securities  Value of
                                Underlying           Unexercised
            Number of                     Unexercised
In-the-Money
           Securities                      Options at     Options
at
           Underlying                    FY-End (#)(1)     FY-End
($)
         Shares Acquired  Value           Exercisable/
Exercisable/
Name               on Exercise (#)        Realized ($)
UnexercisableUnexercisable

Kenneth T. Murphy  2,740       $      58,581     3,500$
57,330
                            15,611    91,897

F. Scott Dueser      454     7,922       -         -
                             7,532    44,338

Patrick N. Gerald  2,832    86,722       -         -
                             4,674    27,514

Craig Smith          681    13,075       -         -
                             5,706    33,589

Curtis R. Harvey     619     6,165        -         -
                             3,106     5,373

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


The maximum annual pension benefit payable allowable under current law is $118,800.

    As of December 31, 1994, Mr. Murphy was credited with 24 years of service under the Company Pension Plan, Mr. Gerald was credited with 19 years of service, Mr. Smith was credited with 25 years of service, Mr. Dueser was credited with 18 years of service, and Mr. Harvey was credited with 4 years of service. The covered compensation of each of these officers and directors during 1994 was $150,000, $138,215, $131,819, $150,000, and $121,810,
respectively.

    In 1992 the Board of Directors approved a deferred compensation agreement between First Financial Bankshares, Inc. and
Kenneth T. Murphy, Chairman, President and Chief Executive
Officer.
The agreement was made in recognition of his contribution to the success of the Company and as an inducement to remain, subject to the discretion of the Board of Directors, in the employ of the Company. The agreement provides that following retirement in December 2002, or such later date as may be mutually agreed upon by the parties, the Company will pay Mr. Murphy, or his beneficiary, the sum of $6,250 per month for a period of 84 months. The monthly amount is considered to be an appropriate level of supplemental income to partially offset Mr. Murphy's reduction in personal income following retirement and is based on an analysis of the difference in projected final year compensation and retirement compensation. The agreement also provides for 70% vesting at age 62, 80% vesting at age 63, and 90% vesting at age 64.

        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION

    No person who served as a member of the Executive Committee in its capacity as compensation committee was, during the past fiscal year, an officer or employee of the Company or any of its subsidiaries, or had any relationship requiring disclosure except for Mr. Tom Wilson, who is a former subsidiary bank officer. However, committee members Robert Hitt, James Parker, and Dr. Wayne
Ramsey, Jr. did obtain loans from a subsidiary bank during the past year. In each case, such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a Director of the Company.

           EXECUTIVE COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    During the past fiscal year the Company's executive compensation program was administered by the Executive Committee acting in the capacity of compensation committee. The Company's executive compensation program consists of base salary, profit sharing, and incentive stock options. With the exception of the Chief Executive Officer, the base salaries for the executive officers named on page 48 are reviewed in December of each year with adjustments made effective January 1. Included among the factors which the Committee considers when approving annual base salaries are: attainment of planned goals and objectives, scope of responsibility (asset size of subsidiary bank and/or degree of influence on the Company's profitability and operations), tenure with the Company, evaluation input from subsidiary bank directors, and relationship of base salary to the base salaries of other members of the executive officer group.

    The base salary for Mr. Murphy was reviewed in March 1994 with an adjustment made effective April 1, 1994. The increase was based on the following factors:

    - The Company's financial performance for 1993 which reflected a 9% increase in net income.
    - Performance of Chief Executive Officer's duties which relate primarily to leading and managing the Company within the broad guidelines set by the Board of Directors.
    - Successful negotiation and completion of acquisition transaction.
    - Base salary compared to Wyatt Data Services compensation survey data for chief executive officers of similar size organizations within the industry.
    - Subjective evaluations of Mr. Murphy's contribution to the overall success of the Company.

    Stock options are granted under the Incentive Stock Option Plan upon recommendation of the Stock Option Committee of the Board of Directors. The Executive Committee believes that the Stock Option Plan is an integral part of the executive compensation program which encourages key employees to align their long-range interest with those of shareholders by accomplishing longer-term corporate goals. There were no options granted during 1994.

    The following line graph compares cumulative total shareholder return with a performance indication of the overall stock market, the S&P 500 Stock Index, and a nationally-recognized banking industry index, the Keefe, Bruyette and Woods, Inc. (KBW)
50 Total Return Index, which is comprised of fifty of the nation's top banking companies.

Robert E. Hitt               W.V. Ramsey, Jr., M.D.
James Parker            H.T. Wilson

Item 12. Security Ownership of Certain Beneficial Owners and
Management

    (a)  Security ownership of certain beneficial owners.

    At December 31, 1994, management was not aware of any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is the beneficial owner of
more than five percent (5%) of the Company's common stock. However, First National Bank of Abilene, First National Bank, Sweetwater, and Stephenville Bank & Trust Co. held of record in various fiduciary capacities an aggregate of 1,004,908 shares of such stock. Of the total shares held, these subsidiaries of capacities an aggregate of 1,004,908 shares of such stock. Of the total shares held, these subsidiaries of the Company had sole power
to vote 486,363 shares (9.7%), 77,777 shares (1.6%), and -0-
shares, respectively.  In addition, First National Bank of
Abilene,
First National Bank, Sweetwater, and Stephenville Bank & Trust
Co.
shared, with other persons, the power to vote the remaining
437,591
shares, 3,052 shares, and 125 shares, respectively. All the shares held by each subsidiary bank, which are registered in its name as fiduciary or in the name of its nominee, are owned by many different accounts, each of which is governed by a separate instrument that sets forth the powers of the fiduciary with regard to the securities held in such accounts.


    b.)  Security ownership of management

    Set forth in the following table is certain information as of December 31, 1994 as to the number of shares of Common Stock beneficially owned by each Director of the Company, by each nominee for election as a director, by the Company's chief executive officer and its four other most highly compensated executive officers, and by the officers and directors of the Company as a group.

                       Number of Shares
                        Beneficially           Percent
Name                        Owned             of Class
F. Scott Dueser                30,814              0.6
Patrick N. Gerald              19,041              0.4
Robert E. Hitt                 51,798              1.0
Joe B. Matthews                 1,413               -
Raymond McDaniel, Jr.          14,696              0.3
Bynum Miers                    13,218              0.3
Kenneth T. Murphy              50,078              1.0
Dian Graves Owen               13,047              0.3
James M. Parker               195,187              4.0
W. V. Ramsey, Jr., M.D.       102,750              2.1
O. L. Schuch                   15,878              0.3
Craig Smith                    23,459              0.5
H. T. Wilson                   50,286              1.0
Curtis R. Harvey                1,444               -

All Officers and
 Directors as a group         583,109             11.7

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


Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

    The consolidated financial statements of the Registrant filed with this report are included on pages 27 through 45. There were no financial statement schedules filed as a part of this report. Such information, to the extent applicable, has been made a part of the consolidated financial statements or included elsewhere in this report.

    No 8-K Current Reports were filed during the fourth quarter of 1994.


     The Registrant's Articles of Incorporation and Bylaws and material contracts have been filed with the Securities and Exchange
Commission in "Exhibits to Form S-15" under Registration No. 2-
73141.

     Copies of the following documents were filed with the Form 10-K Annual Report for the fiscal year ended December 31,
1984.

    1.   Joint Venture Agreement between First National Bank of
         Abilene and Crow-Griffin #1.

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

     Listed below are the exhibits filed with this report:

    1.   Subsidiaries of Registrant

    2.   Amendment to Registrant's Bylaws effective April 26,
         1994.

                        SUBSIDIARIES OF REGISTRANT


                                  Place of   Percentage of Voting
Name of Subsidiary               Organization
Securities Owned

First Financial Bankshares of          Delaware         100%
Delaware, Inc

First Financial Investments, Inc.      Texas            100%

First National Bank of Abilene         Texas            100%*
Abilene, Texas

Hereford State Bank                    Texas            100%*
Hereford, Texas

First National Bank                    Texas            100%*
Sweetwater, Texas

Eastland National Bank                 Texas            100%*
Eastland, Texas

The First National Bank in Cleburne    Texas            100%*
Cleburne, Texas

Stephenville Bank & Trust              Texas            100%*
Stephenville, Texas

Southwest Bank of San Angelo           Texas            100%*
San Angelo, Texas


*  By First Financial Bankshares of
   Delaware, Inc.

All subsidiaries (other than First Financial Investments, Inc.
which, as of December 31, 1994 had not yet been formally organized) are included in the consolidated financial statements.

                            AMENDMENT TO BYLAWS

Upon motion being duly made, seconded and unanimously carried, the following Amendment to the Amended and Restated Bylaws of First
Financial Bankshares, Inc. was approved and adopted at the regular meeting of the Board of Directors, at which a quorum was present, held on April 26, 1994:

         "Section A

         The name of this corporation shall be First Financial
Bankshares, Inc."

         SIGNED AND CERTIFIED this  26  day of April, 1994.

                                       /S/ CURTIS R. HARVEY

                                       CURTIS R. HARVEY
                                       Executive Vice President
and
                                       Chief Financial Officer

ATTEST:



/S/ SANDY LESTER
SANDY LESTER
Secretary

                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
(Registrant)


  By:/S/ KENNETH T. MURPHY          By:/S/ CURTIS R. HARVEY


    KENNETH T. MURPHY, Chairman   CURTIS R. HARVEY, Executive
    of the Board, President,      Vice President, Chief Financial
    Chief Executive Officer and   Officer, Controller and Chief
    Director                      Accounting Officer

Date:    March  13 , 1995


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                         TITLE                    DATE


                            Director            March     , 1995
J. Allen Baird

/S/ F. SCOTT DUESER         Director            March  13 , 1995
F. Scott Dueser

/S/ PATRICK N. GERALD       Director            March  24 , 1995
Patrick N. Gerald

/S/ ROBERT E. HITT          Director            March  13 , 1995
Robert E. Hitt

/S/ JOE B. MATTHEWS         Director            March  23 , 1995
Joe B. Matthews

/S/ RAYMOND A. MCDANIEL, JR.Director            March  13 , 1995
Raymond A. McDaniel, Jr.

/S/ BYNUM MIERS             Director            March  21 , 1995
Bynum Miers

/S/ DIAN GRAVES OWEN        Director            March  22 , 1995
Dian Graves Owen

/S/ JAMES M. PARKER         Director            March  21 , 1995
James M. Parker

/S/ W. V. RAMSEY, JR.,
 M. D.                      Director            March  23 , 1995
W.V. Ramsey, Jr., M.D.

/S/ CRAIG SMITH             Director            March  16 , 1995
Craig Smith

/S/ H. T. WILSON            Director            March  22 , 1995
H.T. Wilson

/S/ STANLEY P. WILSON       Director            March  21 , 1995
Stanley P. Wilson