Form 10-Q
period 1995-03-31
FIRST FINANCIAL BANKSHARES INC
filed 1995-05-09
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                             QUARTERLY REPORT

                  PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended
Commission File Number
   March 31, 1995
0-7674


                     FIRST FINANCIAL BANKSHARES, INC.
          (Exact Name of Registrant as Specified in its Charter)


           Texas
75-
0944023
(State of Incorporation)
(I.R.S.
Employer

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

     There were 5,006,077 shares of common stock outstanding as of


May 4, 1995.

                             TABLE OF CONTENTS

                                  PART I


                           FINANCIAL INFORMATION

Item                                                       Page




  1.  Financial Statements                                   4


  2.  Management's Discussion and Analysis of Financial

      Condition and Results of Operations                    8


      Signatures                                            10

                                  PART I


                           FINANCIAL INFORMATION


Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc.
at March 31, 1995, December 31, 1994, and March 31, 1994, and the consolidated statements of earnings, the consolidated statements of changes in stockholders'equity, and the consolidated statements of cash flows for the three months ended March 31, 1995 and 1994, follow on pages 4 through 7.

             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                          March 31,


                                   December 31,
             1995               1994                  1994
ASSETS
    Cash and due from banks        $     59,174,214   $
50,375,800 $     60,536,136
    Interest-bearing deposits in banks      198,508     885,264
198,000
    Federal funds sold                   13,715,000   27,078,000
     23,100,000
    Investment securities:
         U.S. Treasury and government agencies      422,473,807
448,424,590
    439,236,540
         State and political subdivisions15,438,155  18,872,249
17,396,180
         Other                6,545,229               7,961,246
    6,611,672
               Total investment securities          444,457,191
475,258,085  463,244,392

    Loans                               436,304,809 414,057,089
432,609,308
         Less:Allowance for loan losses   8,989,941   9,327,781
9,024,424
               Unearned discount          7,014,033
6,868,228           7,048,685
         Net loans                      420,300,835 397,861,080
416,536,199

    Bank premises and equipment-net      29,314,028  30,568,924
29,466,438
    Goodwill                  1,162,937   1,238,783   1,181,897
    Other assets                                     19,237,490
  20,140,311      18,350,085

TOTAL ASSETS          $     987,560,203         $ 1,003,406,247 $
1,012,613,147


LIABILITIES
    Noninterest-bearing deposits   $    182,749,132  $
180,137,736    $    200,912,655
    Interest-bearing demand deposits    277,906,602 302,150,976
298,904,193
    Interest-bearing time deposits      411,197,457
413,034,325         401,112,784
         Total deposits                 871,853,191  895,323,037
    900,929,632

    Short-term borrowings        65,000     150,000      90,000
    Mortgage notes payable         -      1,127,845   1,054,131
    Dividends payable                     1,401,702    1,270,837
1,399,220
    Other liabilities                                 7,830,870
   7,252,018
           5,232,262
         Total liabilities                          881,150,763
905,123,737
        908,705,245

SHAREHOLDERS' EQUITY
    Capital stock-$10 par value;
         10,000,000 shares authorized    50,060,770  39,723,130
49,972,140
    Capital surplus                      36,865,955   15,866,153
    36,863,701
    Retained earnings                    19,954,288   42,740,465
    17,769,812

    Unrealized (loss) on investment
         securities available for sale         (471,573)
(47,238)         (697,751)

         Total shareholders'equity      106,409,440
98,282,510         103,907,902

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY $     987,560,203         $ 1,003,406,247 $
1,012,613,147


             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF EARNINGS

Three Months Ended
                     March
31,


   1995                                                 1994

INTEREST INCOME
    Loans, including fees             $ 10,092,526$  8,240,792
    Investment income-taxable            6,058,408   5,994,169
    Investment income-tax exempt           180,548     217,709
    Interest on interest bearing deposits    2,553      10,810
    Interest on federal funds sold         345,268
281,924
         Total interest income          16,679,303  14,745,404

INTEREST EXPENSE
    Interest-bearing deposits            6,159,172   4,892,737
    Short-term borrowings                    4,509         724
    Interest on mortgage notes payable                   6,323
   26,534
         Total interest expense          6,170,004
4,919,995

NET INTEREST INCOME                     10,509,299   9,825,409
    Provision for loan losses               20,000
40,000

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES              10,489,299   9,785,409

NONINTEREST INCOME
    Trust fees                                         769,437

774,813
    Service fees on deposit accounts     1,376,259   1,312,611
    Other
855,958      967,512
         Total noninterest income        3,001,654   3,054,936

NONINTEREST EXPENSE
    Salaries and employee benefits       4,072,762   4,178,115
    Net occupancy and equipment expenses   598,531     652,993
    Equipment expense                      490,090     536,028
    FDIC assessments                       195,690     204,628
    Correspondent bank service charges     212,851     227,594
    Other
2,515,927    2,493,122
         Total noninterest expense       8,085,851
8,292,480

EARNINGS BEFORE INCOME TAXES             5,405,102   4,547,865
    Provision for income tax             1,818,924
1,444,472

NET EARNINGS                        $    3,586,178     $
3,103,393

EARNINGS PER SHARE 1              $           0.72   $
0.62

DIVIDENDS PER SHARE 2             $           0.28   $
0.26


    1    Earnings per share are calculated using weighted average
shares outstanding for each period  presented,
         giving retroactive effect to shares issued through a 25%
stock dividend in the second quarter of 1994.
    2    Dividends per share are calculated using actual number
of shares outstanding at the end of  each period
         presented, giving retroactive effect to shares issued
through a 25% stock dividend in the second quarter
         of 1994.



             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
EQUITY

                                           Unrealized
                                                   Gain (Loss)
                                                  On
InvestmentTotal
                                                   Securities
Share-
              Capital Stock  1              Capital
Retained    Available  holders'
             Shares               Amount             Surplus 1
 Earnings 1       for Sale      Equity 1
Balances at
 December 31, 1993     3,978,767          $ 39,787,670       $
15,948,384        $ 40,973,629  $        -     $  96,709,683

Initial unrealized gain
 recorded on investment
 securities available
 for sale                                              244,069
244,069

Net earnings - year to date
13,112,230
13,112,230

Cash dividends                             (5,462,207)
 (5,462,207)

Exercise of stock options 23,695    236,950     25,525

262,475

Cash paid for fractional
 shares resulting from
 stock dividend                               (16,528)
(16,528)

Stock dividend994,752  9,947,520 20,889,792        (30,837,312)

Change in unrealized
 gain (loss)
                                 (941,820)      (941,820)

Balances at
 December 31, 1994     4,997,214 49,972,140 36,863,701
17,769,812             (697,751)   103,907,902

Net earnings-
 year to date                               3,586,178
3,586,178

Cash dividends                             (1,401,702)
 (1,401,702)

Exercise of stock options  8,863     88,630      2,254

90,884

Change in unrealized
 gain (loss)
                                  226,178        226,178

Balances at
 March 31, 1995        5,006,077          $ 50,060,770       $
36,865,955        $ 19,954,288  $    (471,573) $ 106,409,440



1 December 31, 1993 balances restated to reflect pooling-of-interests.


               FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months
Ended

March 31,





                                            1995            1994


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                           $  3,586,178   $
3,103,393
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization            661,507
640,446
     Provision for loan losses                 20,000
40,000
     Premium amortization, net of discount accretion
857,195 1,106,149
     Gain on sale of securities                  -
(73,396)
     Deferred federal income tax benefit        2,934
- -
     Increase in other assets                (730,197)
(2,508,141)
     Increase in other liabilities          2,598,608
1,660,353
       Total adjustments                    3,410,047
865,411
     Net cash provided by operating activities
6,996,225 3,968,804

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits in banks
(508)  (98,264)
  Proceeds from sale of investment securities
4,119,844 2,024,688
  Proceeds from maturity of investment securities
40,585,979 30,067,505
  Purchase of investment securities       (26,550,496)
(52,250,734)
  Net (increase) decrease in loans         (3,957,818)
13,451,402
  Capital expenditures                       (548,786)
(1,137,544)
  Proceeds from sale of assets                 72,546
        -
     Net cash used in investing activities 13,720,761
(7,942,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in noninterest-bearing deposits
(18,163,523)(18,620,921)
  Net increase (decrease) in interest-bearing deposits
(10,912,918)          594,398
  Net (increase) decrease in other short-term borrowings
(25,000)          60,000
  Repayment of long-term debt              (1,054,131)
(23,143)
  Proceeds from stock issuances                90,884
39,495
  Dividends paid                           (1,399,220)
(1,342,734)
     Net cash used by financing activities
(31,463,908)  (19,292,905)

  Net decrease in cash and cash equivalents
(10,746,922)(23,267,048)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
83,636,136  100,720,848

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $
72,889,214 $   77,453,800

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Assets acquired through foreclosure $      200,632        $
        -
   Loans to finance sales of other real estate 27,450
122,865
   Change in unrealized (loss) on investment securities available for sale
226,178                                       (47,238)

OTHER DISCLOSURES:
   Interest paid                            5,791,045
4,961,462
   Federal income tax paid                    100,000
120,000


Item 2. Management's Discussion and Analysis of Financial
Condition
and Results of Operations


Results of Operations

Net income for the first quarter 1995 totaled $3.6 million, an increase of approximately 16 percent over the $3.1 million earned in the first quarter last year. The improved earnings resulted from increased net interest income and reduced noninterest expense.
On a per share basis, income amounted to $ .72 per share as compared to $ .62 reported in 1994. Return on average assets was
1.46 percent which was up from 1.26 percent reported for the first quarter last year. Return on average equity for the first quarter amounted to 13.80 percent and was slightly below the 1994 first quarter ratio of 13.87 percent.

Net interest income for the first quarter was $684 thousand above the 1994 first quarter amount with the increase attributable to higher average loans. The net interest margin for the first quarter 1995 was 4.77% as compared to 4.40% for the first quarter last year.

Total noninterest income for the first quarter amounted to $3.0 million, down slightly from the 1994 first quarter total. Trust fees were virtually unchanged from the 1994 amount, and service fees on deposits were up $64 thousand. There were no securities gains or losses during the first quarter 1995 as compared to first quarter 1994 gains of $73 thousand which were included in other noninterest income. Mortgage loan fees were down $44 thousand and also contributed to the 1995 decrease in other noninterest income.

Total first quarter 1995 noninterest expense totaled $8.1 million which was approximately $200 thousand below the same period last year. Salaries and benefits expense and occupancy and equipment expenses were down $105 thousand and $85 thousand, respectively. Other noninterest expenses in the first quarter were near prior year first quarter amounts.


Balance Sheet Review

Total assets of $988 million at March 31, 1995, represent a $16 million decrease from the prior year and a $25 million decrease from December 31, 1994. These decreases were driven primarily by lower deposit totals. Compared to March 31, 1994, the Company's balance sheet at March 31, 1995, reflects a $22 million increase in loans and decreases in Federal funds sold and investment securities of $31 million and $13 million, respectively. Compared to the year-end 1994 balance sheet, investment securities and Federal funds have declined $19 million and $9 million, respectively, and loans reflect a modest $4 million increase. With respect to deposits, the March 31, 1995, amount is below both December 31 and
March 31, 1994, with the decline, for the most part, attributable to the higher returns currently available in non bank investment products.

Nonperforming assets at March 31, 1995, totaled $2.3 million, down from $4.6 million at March 31, 1994, but up slightly from the year-end 1994 total of $2.2 million. Improvement from the first quarter
1994 resulted primarily from a reduction in nonaccrual loans.
The
March 31, 1995, components of nonperforming assets are relatively unchanged from year-end 1994. Management is not aware of any material classified credit not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate.

Liquidity and Capital

The Company's consolidated statements of cash flows are presented on page 7 in this report. At March 31, 1995, the balance sheet reflects adequate liquidity, and the parent company had no funded debt under its $5 million line of credit from an unaffiliated financial institution.

Total equity capital amounted to $106.4 million at March 31, 1995, which was up from $103.9 million at year-end 1994 and $98.2 million at March 31, 1994. The ratio of equity capital to assets at March 31, 1995, was 10.8 percent as compared to 10.3 percent at December
31, 1994, and 9.8 percent at March 31, 1994. The first quarter dividend was $ .28 per share and amounted to $1.4 million, or 39 percent of earnings. On April 25, 1995, the Company declared a second quarter cash dividend of $ .31 per share which will be payable July 1, 1995.

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