Form 10-Q
period 1995-06-30
FIRST FINANCIAL BANKSHARES INC
filed 1995-08-15
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                             QUARTERLY REPORT

                  PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                        Commission File Number
   June 30, 1995                                       0-7674


                     FIRST FINANCIAL BANKSHARES, INC.
          (Exact Name of Registrant as Specified in its Charter)


           Texas                                             75-0944023
(State of Incorporation)                               (I.R.S. Employer
                                                        Identification No.)


400 Pine Street, Abilene, Texas                               79601
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

                             5,007,727 shares

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

                                  PART I


                           FINANCIAL INFORMATION

Item 1. Financial Statements.



The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 1995, December 31, 1994, and June 30, 1994, and the consolidated statements of income, the consolidated statements of changes in stockholders'equity, and the consolidated statements of cash flows for the six months ended June 30, 1995 and 1994, follow on pages 4 through 10.

             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                             June 30,                       December 31,
                                                  1995                      1994                   1994
ASSETS
    Cash and due
 from banks                             $  47,746,281             $  51,097,002        $  60,536,136
    Interest-bearing
 deposits in banks                            498,000                   691,000              198,000
    Federal funds sold                     17,970,000                24,563,000           23,100,000
    Investment securities:
         Securities held-to-
         maturity (approximate
         market value of
         $437,205,300 in 1995,
         $412,182,944 at
         June 30, 1994 and
         $418,895,098 at
         December 31, 1994)               438,419,072               420,426,418          435,212,460
         Securities available-
         for-sale, at
         approximate
         market value                       9,968,420                43,271,000           28,031,932
               Total investment
                securities                448,387,492               463,697,418          463,244,392

    Loans                                 450,931,752               411,378,162          432,609,308
         Less: Allowance
         for loan losses                    8,860,385                 9,249,858            9,024,424
         Unearned discount                  7,359,168                 6,865,665            7,048,685
               Net loans                  434,712,199               395,262,639          416,536,199

    Bank premises and
 equipment-net                             29,527,054                30,388,223           29,466,438
    Goodwill                                1,143,975                 1,452,130            1,181,897
    Other assets                           17,888,467                18,349,557           18,350,085

TOTAL ASSETS                          $   997,873,468             $ 985,500,969      $ 1,012,613,147

LIABILITIES
    Non interest-
    bearing deposits                  $   182,748,354            $ 180,346,350       $   200,912,655
    Interest-bearing
 demand deposits                          277,325,617              297,072,826           298,904,193
    Interest-bearing
 time deposits                            418,945,700              400,324,228           401,112,784
         Total deposits                   879,019,671              877,743,404           900,929,632

    Short-term
 borrowings                                   180,000                  100,000                90,000
    Mortgage notes
 payable                                            -                1,103,562             1,054,131
    Dividends payable                       1,552,395                1,394,795             1,399,220
    Other liabilities                       7,254,666                5,512,137             5,232,262

         Total liabilities                888,006,732              885,853,898           908,705,245

SHAREHOLDERS' EQUITY
    Capital stock-
    $10 par value;
         10,000,000 shares
         authorized                        50,077,270               49,814,120            49,972,140
    Capital surplus                        36,864,005               36,849,510            36,863,701
    Retained earnings                      23,194,778               13,708,290            17,769,812
    Unrealized (loss)
    on investment
    securities
    available-
    for-sale                                 (269,317)                (724,849)             (697,751)

         Total Shareholders'
          Equity                          109,866,736               99,647,071           103,907,902

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                  $  997,873,468           $  985,500,969      $  1,012,613,147


             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF EARNINGS - UNAUDITED


                                                            Three Months Ended     Six Months Ended
                                                                      June 30,                     June 30,
                                                                 1995          1994         1995          1994
INTEREST
 INCOME
    Loans,
 including
  fees                                                 $ 10,672,481  $ 8,597,795  $ 20,765,009  $ 16,821,571
    Investment
 income-
     taxable                                              6,103,067    5,983,405    12,161,475    11,977,572
    Investment
 income-
     tax exempt                                             171,208      218,580       351,755       436,289
    Interest on
 interest-
    bearing
  deposits                                                    5,048       11,348         7,601        22,158
    Interest on
 federal
    funds sold
     and other                                              460,576      314,413       805,842       596,334
Total
interest
 income                                                  17,412,380   15,125,541    34,091,682    29,853,924

INTEREST EXPENSE
    Interest-
    bearing
     deposits                                             6,853,491    5,077,875    13,012,663     9,970,610
    Short-term
     borrowings                                               4,075        1,668         8,585         2,391
    Interest on
    mortgage
     notes
     payable                                                    -         26,264         6,323        52,798
    Total interest
     expense                                              6,857,566    5,105,807    13,027,571    10,025,799

NET INTEREST
 INCOME                                                  10,554,814   10,019,734    21,064,111    19,828,125
    Provision for
     loan losses                                               -         105,000        20,000       145,000

NET INTEREST
INCOME
AFTER PROVISION
FOR LOAN
 LOSSES                                                  10,554,814    9,914,734     21,044,111   19,683,125

NONINTEREST
 INCOME
    Trust fees                                              768,872      746,422      1,538,309    1,521,235
    Service fees
     on deposit
     accounts                                             1,437,098    1,385,745      2,813,358    2,698,354
    Net gain (loss)
    on sale of
    foreclosed
     assets                                               2,035,010      (11,831)     2,035,010        2,527
    Other                                                   831,059      637,115      1,687,021    1,601,481
    Total non
     interest
      income                                              5,072,039    2,757,451      8,073,698    5,823,597

NONINTEREST EXPENSE
    Salaries and
     employee
      benefits                                            4,184,647    4,113,821      8,257,408    8,294,621
    Net occupancy
     and equipment
      expenses                                              632,161      624,713      1,230,692    1,284,677
    Equipment
     expense                                                572,419      571,746      1,062,509    1,104,560
    FDIC
     assessments                                            490,775      499,878        981,552      999,759
    Correspondent
     bank service
      charges                                               219,412      228,616        432,263      457,781
    Other                                                 2,263,224    1,964,017      4,484,069    4,147,963
    Total non
     interest
      expense                                             8,362,638    8,002,791     16,448,493   16,289,361

EARNINGS BEFORE
 INCOME TAXES                                             7,264,215    4,669,394     12,669,316    9,217,361
    Provision for
     income tax                                           2,471,326    1,518,655      4,290,250    2,963,227

NET EARNINGS                                           $  4,792,889  $ 3,150,739   $  8,379,066 $  6,254,134

EARNINGS
 PER
 SHARE 1                                               $       0.96  $      0.63   $       1.67 $       1.26

DIVIDENDS
 PER
 SHARE 2                                               $       0.31  $      0.28   $       0.59  $      0.45

    1    Earnings per share are calculated using weighted average shares outstanding for each period presented.
    2    Dividends per share are calculated using actual number of shares outstanding at the end of each period presented.


FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES CONSOLIDATED
   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY-UNAUDITED

                                                                               Unrealized
                                                                              (Loss) On
                                                                               Investment    Total
                                                                              Securities     Stock-
                                 Capital Stock         Capital      Retained   Available-   holders'
                               Shares      Amount      Surplus      Earnings    for-Sale     Equity
Balances at
 December 31, 1993 1        3,978,767  $ 39,787,670 $ 15,948,384 $ 40,973,629 $      -     $ 96,709,683

Initial unrealized gain
 recorded on
 investment securities
 available-for-sale                                                               244,069       244,069

Net earnings-year-to-date                                          13,112,230                13,112,230

Cash dividends                                                     (5,462,207)               (5,462,207)

Exercise of stock options      23,695       236,950       25,525                                262,475

Cash paid for fractional
 shares resulting
 from stock dividend                                                  (16,528)                  (16,528)

Stock dividend                994,752     9,947,520   20,889,792  (30,837,312)

Change in unrealized
 gain (loss)                                                                     (941,820)     (941,820)

Balances at
 December 31, 1994          4,997,214    49,972,140   36,863,701   17,769,812    (697,751)  103,907,902

Net earnings-year-to-date                                           8,379,066                 8,379,066

Cash dividends                                                     (2,954,100)               (2,954,100)

Exercise of stock options      10,513       105,130          304                                105,434

Change in unrealized
 gain (loss)                                                                      428,434       428,434

Balances at
 June 30, 1995              5,007,727  $ 50,077,270 $ 36,864,005 $ 23,194,778   $(269,317) $109,866,736

1  Restated to reflect pooling of interests.


                            FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                            1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                        $  8,379,066   $  6,254,134
  Adjustments to reconcile net
   earnings to net
    cash provided by operating
     activities:
      Depreciation and amortization                                                      1,356,187      1,361,664
      Provision for loan losses                                                             20,000        145,000
      Premium amortization, net of
       discount accretion                                                                1,449,482      2,196,309
      (Gain) loss on sale of
       foreclosed assets                                                                (2,035,010)        (2,527)
      Loss on sale of investment securities                                                    857         28,391
      Deferred federal income tax benefit                                                   (1,979)      (719,097)
      (Increase) decrease in other assets                                                  341,310       (348,922)
      Increase in other liabilities                                                      2,022,401        391,719
       Total adjustments                                                                 3,065,955      3,052,537

     Net cash provided by
      operating activities                                                            11,445,021      9,306,671

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase (decrease) in
   interest-bearing deposits in banks                                                   (300,000)        96,000
  Proceeds from sale of
   investment securities                                                               7,124,844      2,739,810
  Proceeds from maturity of
   investment securities                                                              71,041,117     57,097,697
  Purchase of investment securities                                                  (64,180,606)   (70,304,937)
  Net (increase) decrease in loans                                                   (18,241,882)    16,042,842
  Capital expenditures                                                                (1,440,618)    (1,642,457)
  Proceeds from sale of assets                                                         2,201,849          6,207


     Net cash provided by
      (used in) investing activities                                                  (3,795,296)     4,035,162

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in noninterest-
   bearing deposits                                                                  (18,164,301)   (23,490,455)
  Net decrease in interest-
   bearing deposits                                                                   (3,745,660)   (12,115,699)
  Net decrease in other
   short-term borrowings                                                                  90,000         10,000
  Repayment of long term debt                                                         (1,054,131)       (47,426)
  Proceeds from stock issuances                                                          105,434        118,919
  Purchase of treasury stock                                                                -           (16,528)
  Dividends paid                                                                      (2,800,922)    (2,861,490)

  Net cash used by financing activities                                              (25,569,580)   (38,402,679)

  Net decrease in cash and
   cash equivalents                                                                  (17,919,855)   (25,060,846)



                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                         1995          1994

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                                                 83,636,136    100,720,848

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                                   $ 65,716,281   $ 75,660,002

SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Assets acquired through foreclosure                                              $    265,132   $     28,100
   Loans to finance sales of
    other real estate                                                                    219,250        248,965
   Change in unrealized
    loss on investment securities
     available-for-sale                                                                  578,794       (932,840)
   25% stock dividend
    increasing (decreasing)
     Capital stock                                                                           -        9,947,520
     Capital surplus                                                                         -       20,889,792
     Retained earnings                                                                       -      (30,837,312)
   The Company acquired substantially
   all of the capital stock
   of Concho Bancshares, Inc. in
   exchange for capital stock of
   the Company, increasing:
    Capital stock                                                                            -        2,292,620
    Capital surplus                                                                          -        2,275,500
    Retained earnings                                                                        -        1,669,669

OTHER DISCLOSURES:
   Interest paid                                                                      12,296,832     10,137,001
   Federal income tax paid                                                             3,734,927      3,480,284


                         FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Impaired Loans

The Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan, " and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less that the recorded investment in the loan, the impairment is recorded through a valuation allowance. On collateral dependent loans, the Company has adopted a policy which requires measurement of an impaired loan based on the fair value of the collateral. Other loan impairments will be measured based on the present value of expected future cash flows or the loan's observable market price.

The Company had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995. At June 30, 1995, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.

As of June 30, 1995, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                                              Recorded         Valuation
                                                             Investment        Allowance
Impaired loans-
 Valuation allowance
  required                                              $     2,188,140   $      687,512
 No valuation
  allowance required                                               -                -

 Total impaired loans                                   $     2,188,140   $      687,512



This valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investment in impaired loans for the six month period ended June 30, 1995, was $2,806,544. The Company had $2,429,508 in nonperforming assets at June 30, 1995, of which $1,579,959 represented recorded investments in impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $178,615 during the six month period ended June 30, 1995, of which $100,911 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis in the period ended June 30, 1995, such income would have approximated $280,680.

                         FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.        Allowance for Loan Losses

The allowance for loan losses as of June 30, 1995, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio which are identified below:

  Allowance for loan losses provided for:
          Loans specifically evaluated
           as impaired                                                      $   687,512
          Unidentified impaired loans                                         8,172,873

          Total allowance for loan losses                                   $ 8,860,385


The allowance for loan losses is maintained at a level considered adequate to provide for estimated probable incurred losses resulting from loans. The allowance is reviewed periodically, and as losses are incurred and the amounts become estimable, they are charged to operations in the periods that they become known.

The activity in the allowance for loan losses was as follows:

                                                                                June 30,
                                                                            1995            1994
     Balance at beginning
      of year                                                          $ 9,024,424      $ 9,013,387
     Provision for credit losses                                            20,000          145,000
     Write-downs                                                          (546,198)        (700,536)
     Recoveries                                                            362,159          792,007

     Balance at end of period                                          $ 8,860,385      $ 9,249,858


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Review of Operating Results

For the six months ended June 30,1995, the Company's earnings amounted to $8.38 million, or $1.67 per share, compared to $6.25 million, or $1.26 per share, earned in the first half of 1994. The 1995 results include net after-tax nonrecurring gains of $1.29 million, or $ .26 per share,generated from the second quarter sale of foreclosed assets (First Tule Bancorp, Inc. common stock and real estate) which had been acquired in prior years through debt settlement arrangements. Excluding these gains, 1995 year-to-date net income from operations was 13% higher than the amount earned in the same period last year. Excluding nonrecurring gains, return on average assets and return on average equity for the six months ended June 30, 1995, amounted to 1.44% and 13.31%, respectively. For the same period last year the Company reported return on average assets of 1.25% and return on average equity of 12.84%. Net income for the second quarter 1995 totaled $4.79 million compared to $3.15 million for the second quarter of 1994. Earnings per share for the second quarter 1995 amounted to $ .96 compared to $ .63 for the second quarter 1994.

Year-to-date net interest income was $1.24 million above the 1994 amount and resulted primarily from loan growth. The increase in average loans is reflected in the net interest margin which averaged 4.72% for the first six months of 1995 as compared to 4.49% for the same period last year. Total year-to-date noninterest income for 1995 amounted to $8.1 million, as compared to the 1994 total of $5.8 million. As previously mentioned, the 1995 amount includes nonrecurring gains which, on a before-tax basis, totaled $2.0 million. Trust fees, service fees on deposit accounts, and other noninterest income all reflect modest increases over prior year amounts. For the first six months of 1995 and 1994 realized securities gains or losses were insignificant. Noninterest expense for the first six months of 1995 totaled $16.4 million, which was slightly above the prior year amount of $16.3 million. Excluding the effect of nonrecurring gains, the Company's 1995 efficiency ratio (noninterest expense as a percent of net interest income plus noninterest income) was 60.34%, which was down from the 1994 ratio of 62.81%.

Balance Sheet Review

Total assets of $998 million at June 30, 1995, represent a $12 million increase from the prior year and a $15 million decrease from December 31, 1994. The balance sheets presented reflect normal recurring adjustments and accruals. Compared to June 30, 1994, loans have increased $38 million and investment securities have decreased $15 million. Approximately one-half of the increase in loans has occurred during the first six months of 1995, with commercial loans increasing $9.3 million and consumer loans increasing
$8.5 million. Total net unrealized losses in the investment portfolio at June 30, 1995, amounted to approximately $1.6 million, as compared to net unrealized losses of approximately $17.4 million at December 31, 1994.
The reduction in the unrealized loss resulted from the maturity of low-yielding securities and lower market interest rates in 1995. The unrealized loss at June 30, 1995 can be attributed to low-yielding securities purchased during the period of record low interest rates, and which have relatively short remaining maturities. In total, the investment portfolio yields 5.68% which has a positive impact on earnings. At June 30, 1995, the Company did not hold any CMO's that entail higher risks than standard mortgage-backed securities. Total investment securities at June 30, 1995, included structured notes with an amortized cost of $19.0 million and an approximate market value of $18.1 million.

Total deposits at June 30, 1995, amounted to $879 million, slightly higher than the prior year and $22 million below the December 31, 1994, balance. The
1995 decline in deposits is attributed to both competition within the industry and the availability of higher-yielding non bank investment products. Loan growth during the first six months of 1995 was funded with maturing investment securities and internally-generated capital and resulted in increased net interest income. This has, to some extent, offset the effect that the decrease in deposits may have otherwise had on net interest income. The Company, therefore, has managed to stay within a deposit interest rate structure that has kept the cost of funds at or near expected rates.

Nonperforming assets at June 30, 1995, totaled $2.4 million, down from $3.4 million at June 30, 1994, but up slightly from the year-end 1994 total of $2.2 million. Since year-end 1994, nonaccrual loans have increased $200 thousand and foreclosed assets are virtually unchanged. Due to the current level held, the net cost of operation of other real estate continues to be immaterial. At June 30, 1995, the allowance for loan losses amounted to 364.7% of nonperforming assets. Management is not aware of any material classified credit not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate.

Liquidity and Capital

The Company's consolidated statements of cash flows are presented on page 7 in this report. At June 30, 1995, the balance sheet reflects adequate liquidity, and the parent company has no funded debt under its line of credit, which was increased to $10 million during the second quarter.

Total equity capital amounted to $109.9 million at June 30, 1995, which was up from $103.9 million at December 31, 1994, and $99.6 million at June 30, 1994. The ratio of equity capital to assets at June 30, 1995, was 11.0%, as compared to 10.3% at year-end 1994 and 10.1% at June 30, 1994. The Company's risk-based capital ratio of 21.73% at June 30, 1995, was well above the regulatory guidelines of 8%. The 1995 second quarter dividend of $ .31 per share totaled $1.5 million and represented 32.4% of second quarter earnings. Total dividends declared during 1995 have amounted to $3.0 million, or 35.3% of 1995 year-to-date earnings.

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