Form 10-Q
period 1995-09-30
FIRST FINANCIAL BANKSHARES INC
filed 1995-11-14
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                             QUARTERLY REPORT

                  PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                      Commission File Number
 September 30, 1995                                  0-7674


                     FIRST FINANCIAL BANKSHARES, INC.
          (Exact Name of Registrant as Specified in its Charter)


           Texas                                   75-0944023
(State of Incorporation)                     (I.R.S.Employer
                                             Identification No.)


400 Pine Street, Abilene, Texas                       79601
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

                             5,012,133 shares

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

                                  PART I


                           FINANCIAL INFORMATION

Item 1. Financial Statements.



The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 1995, December 31, 1994, and September 30, 1994, and the consolidated statements of income, the consolidated statements of changes in stockholders'equity, and the consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994, follow on pages 4 through 8.

             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          September 30,              December 31,
                     1995             1994                1994


ASSETS
 Cash and due
  from banks     $    46,813,904    $  53,642,520 $    60,536,136
 Interest-
  bearing
  deposits in
  banks                1,189,000          396,000         198,000
 Federal
  funds sold          29,280,000       13,737,000      23,100,000
 Investment
  securities:
   Securities held
    to maturity
    (approximate
    market value of
    $440,341,925
    in 1995
    and $404,378,108
    in 1994)         442,610,578       420,158,908    435,212,460
 Securities
  available for
  sale, at
  approximate market
  value                9,872,981        43,271,000     28,031,932
 Total investment
  securities         452,483,559       463,429,908    463,244,392

 Loans               462,737,273       421,493,804    432,609,308
  Less: Allowance
   for loan losses     8,992,781         8,928,056      9,024,424
 Unearned discount     7,517,279         6,981,837      7,048,685
    Net loans        446,227,213       405,583,911    416,536,199

    Bank premises
 and equipment-net    29,957,846        30,033,538     29,466,438
    Goodwill           1,125,014         1,421,744      1,181,897
    Other assets      19,947,161        20,320,973     18,350,085

TOTAL ASSETS     $ 1,027,023,697     $ 988,565,594 $1,012,613,147

LIABILITIES
Noninterest-
 bearing
 deposits        $   194,443,982     $ 187,988,596  $ 200,912,655
Interest-
 bearing demand
 deposits            277,300,115       293,569,414    298,904,193
Interest-
 bearing time
 deposits            434,012,811       396,845,559    401,112,784
Total deposits       905,756,908       878,403,569    900,929,632

Short-term
 borrowings               65,000           160,000         90,000
Mortgage
 notes payable             -             1,078,997      1,054,131
Dividends
 payable               1,553,761         1,397,354      1,399,220
Other liabilities      7,225,289         5,934,997      5,232,262
Total liabilities    914,600,958       886,974,917    908,705,245

SHAREHOLDERS'
 EQUITY
Capital stock-
 $10 par value;
 10,000,000 shares
 authorized           50,121,330        49,937,960     49,972,140
 Capital surplus      36,865,052        36,856,645     36,863,701
 Retained earnings    25,666,254        15,662,973     17,769,812
 Unrealized
  (loss) on
  investment
  securities
  available for
  sale                  (229,897)         (866,901)     (697,751)
Total
 shareholders'
 equity              112,422,739       101,590,677    103,907,902

TOTAL LIABILITIES
 AND SHAREHOLDERS'
 EQUITY          $ 1,027,023,697     $ 988,565,594 $1,012,613,147


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF EARNINGS

                     Three Months Ended     Nine Months Ended
                      September 30,            September 30,
                    1995          1994          1995         1994

INTEREST
 INCOME
Loans,
 including
 fees         $ 11,227,648 $ 9,106,691 $ 31,992,658 $ 25,926,843
Investment
 income-
 taxable         6,202,910   5,876,053   18,364,387   17,853,626
Investment
 income-tax
 exempt            179,040     205,259      530,796      641,547
Interest on
 interest
 bearing
 deposits           17,737       5,954       25,338       28,112
Interest on
 federal
 funds sold
 and other         469,546     318,711    1,275,389      913,366
Total
 interest
 income         18,096,881  15,512,668   52,188,568   45,363,494

INTEREST EXPENSE
Interest-
 bearing
 deposits        7,235,945   5,368,508   20,248,609   15,339,117
Short-term
 borrowings         11,515       2,905       20,099        3,618
Interest on
 mortgage
 notes payable                  25,684        6,323       78,482
Total interest
 expense         7,247,460   5,397,097   20,275,031   15,421,217

NET INTEREST
 INCOME         10,849,421  10,115,571   31,913,537   29,942,277
Provision for
 loan losses        10,000    (185,000)      30,000      (40,000)

NET INTEREST
 INCOME AFTER
 PROVISION FOR
 LOAN LOSSES    10,839,421  10,300,571   31,883,537   29,982,277

NONINTEREST
 INCOME
Trust fees         769,759     733,339    2,308,068    2,254,574
Service fees
 on deposit
 accounts        1,449,176   1,403,242    4,262,534    4,101,595
Net gain
 (loss) on
 sale of
 foreclosed
 assets             52,617     (11,831)   2,087,627        2,527
Other              803,325     846,358    2,469,484    2,472,387
Total
 noninterest
 income          3,074,877   2,971,108   11,127,713    8,831,083

NONINTEREST
 EXPENSE
Salaries and
 employee
 benefits        4,186,761  4,038,217    12,444,169   12,332,838
Net occupancy
 and equipment
 expenses          652,166    660,463     1,861,997    1,945,143
Equipment
 expense           584,094    531,506     1,643,723    1,638,917
FDIC
 assessments       (69,657)   491,568       911,894    1,491,326
Correspondent
 bank service
 charges           231,484    227,046       663,746      684,827
Other            2,245,421  2,274,054     6,732,376    6,454,131
Total
 noninterest
 expense         7,830,269  8,222,854    24,257,905   24,547,182

EARNINGS BEFORE
 INCOME TAXES    6,084,029  5,048,825    18,753,345   14,266,178
Provision for
 income tax      2,058,795  1,696,778     6,349,045    4,660,005

NET EARNINGS    $4,025,234 $3,352,047  $ 12,404,300  $ 9,606,173

EARNINGS PER
 SHARE 1        $     0.80 $     0.67  $       2.47  $      1.92

DIVIDENDS PER
 SHARE 2        $     0.31 $     0.28  $       0.59  $      0.45



    1    Earnings per share are calculated using weighted average
shares outstanding for each period presented.

    2    Dividends per share are calculated using actual number
of shares outstanding at the end of each period presented.


            FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     (in thousands)
                                              Unrealized
                                              (Loss) On
                                              Investment

                                              Securities Total
                                              Available  Stock
             Capital Stock 1 Capital   Retained for      holders'
             Shares  Amount  Surplus 1 Earnings Sale     Equity
Balances at
 December
 31, 1993    3,979  $ 39,788 $ 15,949 $ 40,973  $   -   $ 96,710


Initial
 unrealized
 gain
 recorded
 on invest-
 ment
 securities
 available
 for sale                                          244       244

 Net earnings-
  year to date                          13,112            13,112

 Cash dividends                         (5,462)           (5,462)

 Exercise of
  stock
  options       23       237       25                        262

 Cash paid for
  fractional
  shares
  resulting
  from stock
  dividend                                 (16)              (16)

 Stock
  dividend     995     9,947   20,890  (30,837)

 Change in
  unrealized
  gain (loss)                                     (942)     (942)

 Balances at
  December
  31, 1994   4,997    49,972   36,864   17,770    (698)  103,908

 Net earnings-
  year to date                          12,404            12,404

 Cash dividends                         (4,508)           (4,508)

 Exercise of
  stock
  options       15       149        1                        150

 Change in
  unrealized
  gain (loss)                                      468       468

 Balances at
  September
  30, 1995   5,012  $ 50,121 $ 36,865 $ 25,666  $ (230) $ 112,422



1 Restated to reflect pooling of interests.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                           Nine Months Ended
                                              September 30,
                                       1995               1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                        $ 12,404,300  $  9,606,173
  Adjustments to reconcile
   net earnings to net
   cash provided by operating
   activities:
      Depreciation and amortization      2,058,071     2,068,898
          Provision (credit) for
           loan losses                      30,000       (40,000)
          Premium amortization,
           net of discount accretion     1,972,777     3,430,019
          Loss on sale of investment
           securities                          857        14,948
          (Gain) on sale of
           foreclosed assets            (2,087,627)         -
          Deferred federal income
           tax benefit                     202,461      (561,825)
          (Increase) in other assets    (1,530,567)   (2,322,965)
          Increase in other
           liabilities                   1,674,010       451,524
               Total adjustments         2,319,982     3,040,599

          Net cash provided by
           operating activities         14,724,282    12,646,772

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in
      interest-bearing
      deposits in banks                     (3,000)      391,000
     Cash payment for stock, net
      of cash and cash equivalents
      acquired through acquisition      (1,539,559)         -
     Proceeds from sale of
      investment securities              4,215,604     2,739,810
     Proceeds from maturity of
      investment securities            116,861,981    90,419,931
     Purchase of investment
      securities                       (98,363,986) (104,909,852)
     Net (increase) decrease
      in loans                         (24,780,113)    5,937,068
     Capital expenditures               (2,309,333)   (1,964,602)
     Proceeds from sale of assets        2,310,758         6,389

          Net cash used in
           investing activities         (3,607,648)   (7,380,256)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-
      bearing deposits                  (7,951,969)  (19,351,623)
     Net decrease in interest-
      bearing deposits                  (5,424,990)  (15,594,368)
     Net increase (decrease)
      in short-term borrowings             (25,000)       70,000
     Repayment of long-term debt        (1,054,131)      (71,991)
     Proceeds from stock issuances         150,541       221,239
     Cash paid from fractional
      shares resulting from
      stock dividend                          -          (16,526)
     Dividends paid                     (4,353,317)   (3,864,575)

          Net cash used in
           financing activities        (18,658,866)  (38,607,844)

     Net decrease in cash and
      cash equivalents                  (7,542,232)  (33,341,328)

                                            Nine Months Ended
                                              September 30,
                                           1995          1994

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                      83,636,136   100,720,848

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                       $  76,093,904 $  67,379,520

SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
   Assets acquired
    through foreclosure            $       369,951 $      35,601
   Loans to finance sales of
    other real estate                      219,250       263,965
   Change in unrealized (loss)
    on investment securities
    available for sale                     719,774    (1,262,763)
   25% stock dividend
    increasing (decreasing)
     Capital stock                             -       9,947,520
     Capital surplus                           -      20,889,792
     Retained earnings                         -     (30,837,312)
   The Company acquired
    substantially all of the
    capital stock of Concho
    Bancshares, Inc. in
    exchange for capital stock
    of the Company, increasing
     Capital stock                             -       2,292,620
     Capital surplus                           -       2,275,500
     Retained earnings                         -       1,669,669
   The Company, through a bank
    subsidiary, purchased all of
    the capital stock of
    Citizens State Bank of Roby
    for $2,125,000.  In conjunction
    with the acquisition,
    liabilities were assumed,
    as follows
     Fair value of assets acquired      20,531,923         -
     Cash paid for the capital stock    (2,125,000)        -
     Liabilities assumed                18,406,923         -

OTHER DISCLOSURES
   Interest paid                        19,376,939    15,491,679
   Federal income tax paid               6,241,295     5,152,308


             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Impaired Loans

The Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," as of
January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less that the recorded investment in the loan, the impairment is recorded through a valuation allowance. On collateral dependent loans, the Company has adopted a policy which requires measurement of an impaired loan based on the fair value of the collateral. Other loan impairments will be measured based on the present value of expected future cash flows or the loan's observable market price.

The Company had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995. At September 30, 1995, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.

As of September 30, 1995, the Company's recorded investment in impaired loans and the related valuation allowance calculated under
SFAS No. 114 are as follows:


                                       Recorded        Valuation
                                      Investment       Allowance
Impaired loans-
 Valuation allowance required    $      3,063,885      $  865,855
 No valuation allowance required           32,975             -

     Total impaired loans        $      3,096,860      $  865,855


This valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investment in impaired loans for the nine month period ended September 30, 1995, was $2,546,696. The Company had $1,985,298 in nonperforming assets at September 30, 1995, of which $1,217,621 represented recorded investments in impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $355,951 during the nine month period ended September 30, 1995, of which $127,777 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis in the period ended September 30, 1995, such income would have approximated $525,901.

             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Allowance for Loan Losses

The allowance for loan losses as of September 30, 1995, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio which are identified below:

  Allowance for loan losses provided for:
     Loans specifically evaluated as impaired       $    865,855
     Unidentified impaired loans                       8,126,926

     Total allowance for loan losses                 $ 8,992,781


The allowance for loan losses is maintained at a level considered adequate to provide for estimated probable incurred losses resulting from loans. The allowance is reviewed periodically, and as losses are incurred and the amounts become estimable, they are charged to operations in the periods that they become known.

The activity in the allowance for loan losses was as follows:


September 30,
                                         1995            1994
  Balance at beginning of year        $ 9,024,424    $ 9,013,387
   Allowance established at acquisition    82,697
   Provision (credit) for loan losses      30,000        (40,000)
   Write-downs                           (756,385)    (1,130,421)
   Recoveries                             612,045      1,085,090

  Balance at end of period            $ 8,992,781    $ 8,928,056


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Review of Operating Results

Net income for the third quarter 1995 totaled $4.0 million, or
$.80
per share, as compared to $3.3 million, or $.67 per share, for the same quarter last year. Third quarter 1995 earnings benefited from an after-tax reduction in the cost of FDIC deposit insurance amounting to $365 thousand, or $ .07 per share, as compared to the third quarter 1994. For the nine months ended September 30, 1995, the Company s earnings amounted to $12.4 million, or $2.47 per share, compared to $9.6 million, or $1.92 per share, earned during the same period in 1994. The 1995 year-to-date results include net after-tax nonrecurring gains of $1.3 million, or $.26 per share, generated from the second quarter sale of foreclosed assets which had been acquired in prior years through debt settlement arrangements. Excluding the nonrecurring benefit of asset sales, return on average assets and return on average equity for the nine months ended September 30, 1995, amounted to 1.48% and 13.72%, respectively. For the same period in 1994, the Company reported return on average assets of 1.28% and return on average equity of 12.91%.

Year-to-date net interest income was $2.0 million above the 1994 amount and resulted primarily from higher average loan volume. The net interest margin for the year-to-date period ended September 30,
1995, has averaged 4.67%, as compared to 4.47% for the same period last year. Including nonrecurring gains of $2.0 million, year-to-date noninterest income for 1995 has amounted to $11.1 million as compared to the 1994 total of $8.8 million. Realized securities gains and losses in 1995 and 1994 were not significant. With the benefit of a $579 thousand reduction in FDIC insurance expense, 1995 year-to-date total noninterest expense totaled $24.2 million as compared to $24.5 million for the same period last year.

Balance Sheet Review

Consolidated assets at September 30, 1995, totaled $1.03 billion as compared to $988 million the prior year and $1.01 billion at December 31, 1994. The balance sheets presented reflect normal recurring adjustments and accruals. On July 31, 1995, the Company s subsidiary bank in Sweetwater completed the acquisition and subsequent conversion to a branch of the Citizens State Bank of
Roby, Texas, which added approximately $20 million in total assets.
Since December 31, 1994, loans have increased $29.6 million, with commercial loans and consumer showing increases of $10.4 million and $16.1 million, respectively. The Roby acquisition accounted for $5 million of the total increase in loans.

 As compared to year-end 1994, investment securities have declined
$10.8 million. Total net unrealized gains in the investment portfolio at September 30, 1995, amounted to $1.9 million as compared to net unrealized losses of $17.4 million at December 31,

1994. The improvement is attributed to maturities of below market rate securities and a decline in market rates during 1995. At September 30, 1995, the Company did not hold any CMOs that entail higher risks than standard mortgage back securities. Total investment securities at September 30, 1995, included structured notes with an amortized cost of $19.3 million and an approximate market value of $18.5 million.

September 30, 1995, total deposits amounted to $906 million as compared to $901 million at December 31, 1994, and $878 million at
September 30, 1994. Maturing investment securities, reductions in cash and due from banks, and internally-generated capital supplemented the modest deposit growth to fund the 1995 loan growth and allowed the Company to stay within a deposit rate structure that has kept the cost of funds at or near expected rates.

Nonperforming assets at September 30, 1995, totaled $2.0 million, down from $2.2 million at year-end 1994 and $2.9 million at September 30, 1994. The slight improvement from December 31, 1994, is attributed primarily to lower nonaccrual loans. The Company s 1995 year-to-date net cost of operation of other real estate has totaled $54 thousand as compared to $21 thousand for the same period last year with the increase attributed to write-downs. At September 30, 1995, the allowance for loan losses amounted to 452.9% of nonperforming assets. Management is not aware of any material classified credit not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate.

Liquidity and Capital

The Company s consolidated statements of cash flows are presented on page 7 in this report. At September 30, 1995, the balance sheet reflects adequate liquidity, and the parent company has no funded debt under its line of credit, which was increased to $10 million during the second quarter.

Total equity capital amounted to $112.4 million at September 30, 1995, which was up from $103.9 million at December 31, 1994, and $101.6 million at September 30, 1994. The ratio of equity capital to assets at September 30, 1995, was 11.0%, as compared to 10.3% at year-end 1994 and 10.3% at September 30, 1994. The Company s risk-based capital ratio of 21.64% at September 30, 1995, was well above the regulatory guidelines of 8%. The 1995 third quarter dividend of $ .31 per share totaled $1.5 million and represented 38.6% of third quarter earnings. Total dividends declared during 1995 have amounted to $4.5 million, or 36.3% of 1995 year-to-date earnings.

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