Form 10-K
period 1995-12-31
FIRST FINANCIAL BANKSHARES INC
filed 1996-03-29
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                            FORM 10-K

                          ANNUAL REPORT

             PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                 Commission File Number
 December 31, 1995                               0-7674

                FIRST FINANCIAL BANKSHARES, INC.
    (Exact Name of Registrant as Specified in its Charter)

     Texas                                     75-0944023
(State of Incorporation)                   (I.R.S. Employer
                                            Identification No.)

400 Pine Street, Abilene, Texas                  79601
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

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $156,057,811 as of March 6, 1996.

     The number of shares of common stock outstanding at March 6, 1996 was 5,340,791.


              Documents Incorporated by Reference

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

                            None

PAGE

     TABLE OF CONTENTS




     Item                                                 Page


                         PART I

     1.   Business                                           1

     2.   Properties                                        12

     3.   Legal Proceedings                                 13

     4.   Submission of Matters to a Vote
          of Security Holders                               14


                         PART II

     5.   Market for Registrant's Common Stock
          and Related Security Holder Matters               14

     6.   Selected Financial Data                           15

     7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     16

     8.   Financial Statements and Supplementary Data       25

     9.   Changes in and Disagreements with
          Accountants and Financial Disclosure              46


                         PART III

     10.  Directors and Executive Officers
          of the Registrant                                 46

     11.  Director and Officer Compensation                 48

     12.  Security Ownership of Certain Beneficial
          Owners and Management                             53

     13.  Certain Relationships and
          Related Transactions                              54


                         PART IV

     14.  Exhibits, Financial Statement
          Schedules and Reports on Form 8K                  54


Signatures


PAGE

                         PART I

Item 1.   Business

     A.   Organization and General Development of Business

          First Financial Bankshares, Inc. (the "Registrant", "Bankshares", or "Company"), is a Texas corporation duly registered as a multi-bank holding company under the Bank Holding Company Act of 1956, as amended. On December 31, 1995 Bankshares owned (through its wholly-owned Delaware subsidiary) all of the capital stock of seven banks located in Texas: First National Bank of Abilene, Abilene, Texas ("First Abilene"); Hereford State Bank, Hereford, Texas ("Hereford"); First National Bank Sweetwater, Texas ("First Sweetwater"); Eastland National Bank, Eastland, Texas ("Eastland"); First National Bank in Cleburne, Cleburne, Texas ("First Cleburne"); Stephenville Bank & Trust Co., Stephenville, Texas ("Stephenville"); and Southwest Bank of San Angelo, San Angelo, Texas ("San Angelo").

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

     B.   Reorganization, Mergers, and Acquisitions

          F & M's reorganization was accomplished in September 1972. Its name was changed to First Abilene Bankshares, Inc., and it was recapitalized by reducing the par value of its stock to $10.00 per share and increasing the authorized shares to 500,000. The merger was approved in January 1973, and became effective in April of that same year. As a result, the shareholders of First Abilene became shareholders in Bankshares, and Bankshares became the owner of all of the outstanding shares of First Abilene (except for the qualifying shares owned by directors).

          In 1974, Bankshares acquired the remaining outstanding common stock of BOC (except for six shares amounting to approximately .01%) by an offer (registered under the Securities Act of 1933) to exchange one share of Bankshares' common stock for each 13-1/3 outstanding shares of BOC common stock. The exchange was effected on May 1, 1974. In late
1987, Bankshares purchased the remaining six shares of BOC stock, paying $82.00 in cash for each share.

          Effective April 1, 1974, Bankshares acquired all the outstanding capital stock of Hereford through an offer (also registered under the Securities Act of 1933) to exchange one share of Bankshares' common stock and $175 cash for each outstanding share of Hereford.

          Effective September 4, 1981, Bankshares acquired all the outstanding capital stock of First Sweetwater through an offer (registered under the 1933 Act) to exchange one share of Bankshares' common stock for each outstanding share of First Sweetwater stock.
PAGE

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

          On July 21, 1988, Hereford acquired 11,576 shares of First Tule Bancorp, Inc. in Tulia, Texas ("First Tule"), a registered bank holding company, the principal asset of which is all, or substantially all, of the capital stock of The First National Bank, Tulia, Texas ("FNB Tulia"). Although the Bank Holding Company Act of 1956, as amended, generally requires approval of the Federal Reserve Board prior to acquiring more than 5% of the outstanding capital stock of any bank or bank holding company, the acquisition by Hereford of the First Tule stock was effected under an exemption for acquisitions of voting securities in satisfaction of debt previously contracted. The shares of First Tule were transferred to Hereford in partial satisfaction of indebtedness owed to Hereford by three individuals and secured, in part, by such shares of stock in First Tule. Since the date it acquired the stock, Hereford attempted to sell or otherwise dispose of the stock, but was unable to do so because of pending litigation against FNB Tulia. Full disclosure of the acquisition by Hereford of the First Tule stock was made to federal and state banking authorities and continued holding of the stock was approved by bank regulatory authorities while Hereford attempted to sell such stock. However, under the Bank Holding Company Act (and Regulation Y adopted by the Federal Reserve Board pursuant to the
Act), Hereford was required to dispose of the First Tule stock within five (5) years after having acquired the same, but had not been able to do so. While Hereford was in technical violation of the Act and Regulation Y, such circumstance existed with the knowledge and apparent acquiescence of federal and state banking authorities and neither Registrant nor Hereford had any reason to believe that any adverse action would be taken against Hereford or Registrant by reason of Hereford's continued ownership of the shares of First Tule so long as Hereford, in good faith, continued its efforts to liquidate or dispose of such shares. Neither First Tule nor FNB Tulia was deemed or considered to be a subsidiary of the Registrant. By reason of the settlement or other disposition of the remaining lawsuits against FNB Tulia, as well as the efforts of the remaining shareholders of First Tule to find a purchaser for their shares or those of FNB Tulia, First Tule consummated in June 1995, a Merger and Plan of Reorganization Agreement with Norwest Corporation which resulted in the shares of First Tule held by Hereford being exchanged for $1,652,741 cash.

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

          Effective December 21, 1990, the Delaware BHC, using funds provided by Bankshares, purchased all of the outstanding stock of First Cleburne for $4,700,000 in cash.

          Effective February 25, 1993, the Delaware BHC, using funds provided by Bankshares, acquired all of the outstanding capital stock of Stephenville for $7,750,000 in cash.
The acquisition was effected through a Stock Purchase and Sale Agreement between Bankshares, Stephenville and two individuals (the "Principal Shareholders") owning a majority of the Stephenville stock and a cash tender offer to the remaining shareholders of Stephenville.

PAGE

          Effective September 23, 1993, First Cleburne acquired by purchase the Cleburne, Texas Branch office facility of Bank One, Texas, N.A., and assumed deposit liabilities of approximately $19 million. The aggregate value of the land, buildings, loans, and other assets purchased by First Cleburne was approximately $2 million. The former Bank One facility is now being operated as a branch office of First Cleburne.

          On October 26, 1993, at a Special Shareholders Meeting called for such purpose, the name of the Registrant was changed to First Financial Bankshares, Inc. Similarly, the corporate name of the Delaware BHC was changed to First Financial
Bankshares of Delaware, Inc. effective December 7, 1993.

          Effective March 10, 1994, pursuant to that certain Stock Exchange Agreement and Plan of Reorganization dated December 7, 1993, Bankshares acquired 190,622 shares (98.22%) of the issued and outstanding shares of Concho Bancshares, Inc. ("Concho"), a Texas corporation and bank holding company, which owned all of the capital stock of San Angelo, a Texas state bank located in the City of San Angelo, Tom Green County, Texas. San Angelo owned all of the issued and outstanding capital stock of SWB Investment Centre, Inc. ("SWB"), a Texas corporation providing securities brokerage services. The shares of Concho common stock acquired by Bankshares were contributed by Bankshares to the capital of the Delaware BHC and effective May 1, 1994, pursuant to the corporation laws of the States of Delaware and Texas, Concho was merged with and into the Delaware BHC so that San Angelo became a subsidiary of the Delaware BHC. As part of the merger of the Delaware BHC and Concho, minority shareholders of Concho tendered an additional 2,649 shares of Concho common stock in exchange for shares of Bankshares' common stock and cash. In connection with the acquisition of Concho by Bankshares and the subsequent merger of Concho with and into the Delaware BHC, Bankshares issued 232,080 shares of its common stock and paid $44,531 in cash in lieu of issuing fractional shares of Bankshares' common stock.

          On December 3, 1992, the Texas Secretary of State issued a Certificate of Incorporation for First Financial Investments, Inc., which is, or shall become, a wholly owned subsidiary of Bankshares and the initial capital of which shall consist of $100,000 represented by 100,000 shares of common stock to be issued to Bankshares. First Financial Investments, Inc. ("FFI") was intended to be a securities brokerage subsidiary and on or about December 8, 1992, Bankshares submitted to the Federal Reserve Board its Application to Engage in Non-Banking Activity (Form FR Y-4) to engage, de novo, in providing securities brokerage services pursuant to Section 225.25(b)(15) of FRB Regulation Y and Section 4(c)(a) of the Bank Holding Company Act of 1956, as amended. At the end of 1992, Bankshares and FFI were engaged in the process of securing all approvals, and meeting all other requirements, for FFI to become a broker-dealer registered with the National Association of Securities Dealers, the Securities and Exchange Commission and the Texas State Securities Board. At that time it was anticipated that the activities of FFI would be limited to buying and selling stocks, bonds and other securities as agent for the account of the customers of Bankshares' subsidiaries, which securities would include equities, mutual funds and municipal, corporate, and government bonds, but without providing investment advice or research services. Securities brokerage services would be provided on, or adjacent to, the premises and banking offices of Bankshares' subsidiary banks. It was anticipated at that time that Bankshares, through FFI, would begin providing securities brokerage services during the second quarter of 1993. On February 3, 1993 Bankshares received Federal Reserve approval to engage, de novo, in providing securities brokerage services through FFI. While it is still the intent of Bankshares to provide securities brokerage services through FFI, Bankshares has notified the Federal Reserve that its plans to offer brokerage services through a separate subsidiary have been delayed. At December 31, 1995, two of Bankshares' subsidiary banks (First Abilene and San Angelo) were providing brokerage services through The Stephens Company, a national brokerage firm headquartered in Little Rock, Arkansas, and its affiliated company, Link Investment Services, Inc.

          On September 7, 1995, First Financial entered into a Stock Purchase and Sale Agreement with (1) Citizens Equity Corp. ("Citizens Equity"), a Texas corporation and bank holding company, (2) Citizens Equity's subsidiary, The Citizens National Bank of Weatherford ("Citizens National"), a national bank located in Weatherford, Texas, and (3) various persons (the "Principal Shareholders") owning, in the aggregate, more than two-thirds (2/3) of the issued and outstanding shares of the common stock of Citizens Equity ("Citizens Equity Stock"). Pursuant to the Stock Purchase and Sale Agreement, the Principal Shareholders agreed to sell to Bankshares all of their shares of Citizens Equity Stock for $60.00 per share, subject to certain price adjustments stated in the Agreement. Bankshares also made a cash tender offer to the remaining shareholders of Citizens Equity to acquire their shares of Citizens Equity Stock at the same price per share ($60.00). Consummation of the transaction was conditioned upon tender of 100% of the issued and outstanding shares of Citizens Equity Stock, the acquisition by Citizens Equity of all (or substantially all) of the remaining shares of Citizens National common stock not owned by Citizens Equity, and the redemption by Citizens Equity of all 311 shares of its issued and outstanding preferred stock. The transaction was consummated on January 17, 1996, and Bankshares acquired all of the Citizens Equity Stock for $6,394,800 in cash. Simultaneously, Bankshares caused Citizens Equity to redeem all of its preferred stock so that Bankshares now owns 100% of the issued and outstanding shares of the capital stock of Citizens Equity.

PAGE

          On October 20, 1995, Bankshares entered into a Stock Exchange Agreement and Plan of Reorganization ("Exchange Agreement") with (1) Weatherford National Bancshares, Inc. ("Weatherford Bancshares"), a Texas corporation and bank holding company, (2) Weatherford National Bancshares' subsidiary bank holding company, Parker Bancshares, Inc. ("Parker Bancshares"), a Delaware corporation, and (3) Parker Bancshares' subsidiary, Weatherford National Bank ("Weatherford National"), a national bank located in Weatherford, Parker County, Texas. Pursuant to the Exchange Agreement, Bankshares made a tender offer (registered under the 1933 Act) to acquire all (but not less than 90%) of the outstanding capital (common) stock of Weatherford National Bancshares ("Weatherford Bancshares Stock").
Subject to certain conditions precedent stated in the Exchange Agreement, Bankshares offered to exchange 1.5 shares of its common stock for each share of Weatherford National Bancshares Stock; provided, that no fractional shares of Bankshares stock would be issued and cash would be paid in lieu of fractional shares on the basis of Bankshares stock having a market value of $33.34 per share. On January 15, 1996, the Escrow Agent named in the Exchange Agreement had received more than 90% of the outstanding Weatherford National Bancshares Stock for exchange and consummation of the stock exchange was commenced on January 17, 1996. Bankshares has now acquired all outstanding shares of Weatherford National Bancshares Stock and, in exchange, Bankshares issued 323,977 shares of its common stock (and paid $166.70 in lieu of fractional shares) in exchange for the Weatherford National Bancshares Stock.

          It is the intent of Bankshares to merge both Citizens Equity and Weatherford National Bancshares with and into Bankshares, to merge Parker Bancshares with and into the Delaware BHC, and to merge Citizens National with and into Weatherford National. The holding company mergers will be accomplished in accordance with applicable state laws and do not require approval of the Federal Reserve Board, the OCC or other regulatory authorities. The merger of Citizens National into Weatherford National does require approval of the OCC and on February 12, 1996, an Application to Merge Citizens National with and into Weatherford National was filed with the OCC. It is anticipated that each of the holding company mergers, as well as the merger of Citizens National into Weatherford National, will be completed early in the second quarter of 1996.

     C.   Mode of Conducting Business

          Bankshares operates principally in order to give the affiliated banks access to additional management and technical resources which help them to improve or expand their banking services while continuing their local activity and identity. Each of the affiliated banks operates under the day-to-day management of its Board of Directors and officers, with substantial authority in making decisions concerning their own investments, loan policies, interest rates and service charges. Bankshares provides assistance to the affiliated banks, especially with respect to decisions concerning major capital expenditures, employee fringe benefits, including pension plans, group insurance, dividend policies, appointment of officers and directors of affiliated banks and their compensation. The internal audit and loan review functions are centralized at Bankshares. Each of these corporate staff groups perform on-site operational audits and loan reviews of the subsidiary banks. Bankshares, through First Abilene, provides advice to and specialized services for the affiliated banks in such areas as lending, investments, purchasing, advertising, public relations, and computer services.

          Each Bankshares' subsidiary is engaged in the general commercial banking business consisting of the acceptance of checking, savings and time deposits, the making of loans, transmitting funds and performing such other banking services as are usual and customary for commercial banks. First Abilene, Hereford, First Sweetwater, and Stephenville have active trust departments. The trust departments offer a complete range of services to individuals, associations, and corporations. They include the administration of estates, testamentary trusts, and various types of living trusts and agency accounts. Other sources of revenue are services for businesses, including administering pension, profit sharing and other employee benefit plans, acting as stock transfer agents or stock registrar, and providing paying agent services. First Abilene and San Angelo provide securities brokerage services through an arrangement with Link Investment Services, Inc.

     D.   Competition

          Commercial banking in Texas is very competitive and Bankshares, holding less than 1% of deposits, represents only a minor segment of the industry. Success is dependent upon being able to compete in the areas of interest rates paid or charged and scope of services offered and prices charged therefor. Subsidiary banks of Bankshares compete in their respective service areas with highly competitive banks, savings and loan associations, small loan companies, credit unions, and brokerage firms, all of which are engaged in providing financial products and services.

PAGE

          Bankshares' business is not dependent upon any single customer or upon any few customers, the loss of any one of which would have a materially adverse effect upon the business of Bankshares. Customers of Bankshares and its subsidiaries include its officers and directors, as well as other entities with which they are affiliated. It is the policy of Bankshares and its subsidiaries to make loans to officers and directors, and entities with which they are affiliated, in the ordinary course of business. When such loans are made, they are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans to directors, officers and their affiliates are also subject to certain restrictions under federal and state banking laws.

     E.   Employees

          Bankshares and its subsidiaries employed approximately
589 full-time employees at March 1, 1996. Management believes that its employee relations have been and will continue to be good.

     F.   Supervision and Regulation

          Bankshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act"), as amended, and it is registered as such with the Federal Reserve Board. Under the Act, Bankshares is subject to the reporting requirements of, and to supervision and examination by, the Federal Reserve Board and Bankshares is required to file with the Federal Reserve Board an Annual Report and to provide such additional information as the Federal Reserve Board may require. The Federal Reserve Board may also make examinations of Bankshares and its subsidiaries or "affiliates."

          Under the Act, bank holding companies may not (with certain limited exceptions) directly or indirectly acquire ownership or control of more than five percent (5%) of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior written approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the Act from engaging in non-banking activities,except certain activities which the Federal Reserve Board, by regulation, determines to be closely related to banking, or to managing or controlling banks. Examples of activities which the Federal Reserve Board has determined to be closely related to banking, or to managing or controlling banks, include (1) the making or acquiring of loans or other extensions of credit; (2) servicing of loans;
(3)performing certain trust functions; (4) providing bookkeeping and data processing services for a bank holding company and its subsidiaries; (5) providing certain securities brokerage services; and (6) acting or serving as an investment or financial advisor.

          The Act provides that the Federal Reserve Board shall not approve any acquisition, merger or consolidation the effect of which may be to substantially lessen competition in the banking industry, which would tend to create a monopoly in any section of the country, or which in any other manner would be a restraint of trade, unless the anti-competitive effects of the proposed combination are clearly outweighed by the convenience and needs of the community to be served. In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the Federal Reserve considers, among other factors, the expected benefits to the public (greater convenience, increased competition, greater efficiency, etc.) against the risks of possible adverse effects (undue concentration of resources, decreased or unfair competition, conflicts of interest, unsound banking practices, etc.).

          First Abilene, First Sweetwater, First Cleburne, Eastland, Citizens National and Weatherford National are all chartered under the National Bank Act and are subject to supervision and regulation, as well as regular examination, by the Office of the Comptroller of the Currency of the United States ("OCC"). Hereford, Stephenville and San Angelo were all chartered under the Texas Banking Code (which, effective September 1, 1995, has been replaced by the newly-adopted Texas Banking Act) and are similarly supervised, regulated and examined by the Banking Commissioner of the State of Texas. Supervision and regulation of banks by federal and state banking authorities is primarily intended to protect the interests of depositors, although shareholders are likewise benefited. Various requirements and restrictions under the laws of the United States and the State of Texas affect the operations of each subsidiary bank, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities.
PAGE

          First Abilene, Hereford, First Sweetwater, First Cleburne, Eastland, Stephenville, San Angelo, Citizens National and Weatherford National are members of the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Act requires that the Federal Deposit Insurance Corporation ("FDIC") approve any merger or consolidation by or with an insured bank, or any establishment of branches by an insured bank, and it is also empowered to regulate interest rates paid by insured banks. Approval of the FDIC is also required before an insured bank retires any part of its common or preferred stock, or any capital notes or debentures. Insured banks which are also members of the Federal Reserve System, however, are regulated with respect to the foregoing matters by the Federal Reserve System.

          All of Bankshares' subsidiary banks must pay assessments to the FDIC for federal deposit insurance protection under a risk-based assessment system. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U. S. Treasury, the Federal Financing Bank and the Bank Insurance Fund member banks. As of December 31, 1995, the assessment rate for each of Bankshares' subsidiary banks is at the lowest level risk-based premium available.

          The Federal Deposit Insurance Corporation Improvement Act of 1992 ("FDICIA") requires federal banking agencies to take "prompt corrective action" in respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As a depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio capital measure and certain other factors. Regulations establishing the specific capital tiers provide that a well capitalized institution must have a total risk-based capital ratio of at least ten percent (10%), a Tier 1 risk-based capital ratio of at least six percent (6%), and a Tier 1 leverage ratio of at least five percent (5%), and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least eight percent (8%), a Tier 1 risk-based capital ratio of at least four percent (4%), and a leverage ratio of at least four percent (4%) [in some cases three percent (3%)]. Under current regulations, Bankshares' subsidiary banks would be considered to be well capitalized as of December 31, 1995.

          FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. An "undercapitalized institution" must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent (5%) of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan.
Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

          Banking agencies have recently adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. After gaining experience with the proposed measurement process, these banking agencies intend to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

PAGE

     Capital

          The Federal Reserve Board has adopted risk based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is eight percent (8%). At least half of the Total Capital is to be composed of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

          In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for current quarter, less goodwill) of three percent (3%) for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a minimum Tier 1 Capital leverage ratio of three percent (3%) plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised First Financial of any specific minimum Tier 1 Capital leverage ratio applicable to it. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill, core deposit intangibles and purchased mortgage servicing rights). As of December 31, 1995, the capital ratios for Bankshares were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 20.25%; (2) Total Capital to Risk-Weighted Assets Ratio, 21.51%; and (3) Tier 1 Capital Leverage Ratio, 10.94%.

          In addition to the Federal Reserve Board capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Although neither the Texas Banking Act nor the regulations promulgated thereunder specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank, the Texas Banking Department has a policy that generally requires Texas-chartered banks to maintain a minimum 6% ratio of stockholders equity (stated capital, surplus capital, surplus and undivided profits or retained earnings) to total assets. As of December 31, 1995, all Texas-chartered banks owned by Bankshares exceeded the minimum ratio.

          Failure to meet capital guidelines may subject an insured bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits, and bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels.

     Bankshares Support of Subsidiary Banks

          Under Federal Reserve Board policy, Bankshares is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each of such subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, Bankshares would not otherwise be required to provide it.

          Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can beheld liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

          Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three (3) months' notice, to sell the stock of such shareholder to make good the deficiency.

PAGE

     Certain Transactions by Bankshares with its Affiliates

          There are also various legal restrictions on the extent to which Bankshares can borrow or otherwise obtain credit from, or engage in certain other transactions with, its depository subsidiaries. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed ten percent (10%) of the capital stock and the surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed twenty percent (20%) of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute covered transactions must be collateralized in prescribed amounts. "Covered transactions" are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Payment of Dividends

          Bankshares is a legal entity separate and distinct from it banking and other subsidiaries. Most of Bankshares' revenues result from dividends paid to it by its Delaware holding company subsidiary, which receives dividends from its bank subsidiaries. There are both federal and state statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by Bankshares to its shareholders.

          Each state bank subsidiary that is a member of the Federal Reserve System and each national banking association is required by federal law to obtain the prior approval of the Federal Reserve Board of the Office of the Comptroller of the Currency (the "OCC"), as the case may be, for the declaration and payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two
(2) years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). Effective September 1, 1995, the newly-adopted Texas Banking Act eliminated the requirement under the predecessor code that, prior to paying a dividend, a state bank must transfer to "certified surplus" an amount which is not less than ten percent (10%) of the net profits of such bank earned since the last dividend was declared; provided, however, that a transfer was not required to certified surplus of a sum which would increase the certified surplus to more than the capital of the bank. In 1995, under the foregoing dividend restrictions, Bankshares' subsidiary banks, without obtaining governmental approvals, could have declared aggregate dividends of approximately $16.1 million from retained net profits. During 1995 Bankshares' subsidiary banks paid an aggregate of $8.7 million in dividends.

          The payment of dividends by Bankshares and its subsidiaries is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the OCC have each indicated that paying dividends that deplete a bank's capital base to an inadequate level would be unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     Interstate Banking and Branching Act

          Pursuant to the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company is able to acquire banks in states other than its home state. Prior to September 29, 1995, interstate acquisitions by bank holding companies were subject to Federal law, which provided that no application to acquire shares of a bank located outside of the state in which the operations of the acquiring bank holding company were principally conducted would be approved by the Federal Reserve Board unless such acquisition was specifically authorized by the laws of the state in which the bank whose shares are to be acquired was located.

PAGE

          The Interstate Banking and Branching Act also authorizes banks to merge across state lines, therefore creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time,thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, pursuant to such act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such DE NOVO branching. Texas has adopted legislation to "opt out" of the interstate branching provisions (which Texas law currently expires on September 2, 1999).

     Pending and Proposed Legislation

          Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. In 1995, several bills were introduced in Congress that would have the effect of broadening the securities underwriting powers of bank holding companies and possibly permitting bank holding companies to engage in nonfinancial activities. The likelihood and timing of any such proposals or bills being enacted and the impact they might have on Bankshares and its subsidiaries cannot be determined at this time.


     G.   Statistical Disclosure

          Information related to industry segments and foreign operations required by Regulation S-K is not applicable. The following tables provide information required by Guide 3, "Statistical Disclosure by Bank Holding Companies", that has not been included in Part II, Item 7.

Table 1 - Composition of Loans:


                                        December 31,
                  1995         1994         1993        1992         1991
Comm-
 ercial,
 finan-
 cial,
 and agri-
 cultural    $204,038,678 $173,410,963 $198,561,759 $190,785,608 $178,698,515
Real estate-
 construction  16,730,451   11,244,692    6,777,796    5,159,484   3,446,053
Real estate-
 mortgage     108,464,767  115,172,072  113,697,844   95,903,542 100,014,995
Consumer      151,980,465  125,732,896  101,205,604   82,637,708  67,973,955

             $481,214,361 $425,560,623 $420,243,003 $374,486,342
$350,133,518


Loan Concentrations

     At December 31, 1995, the Company had $70,124,712 million in loans outstanding to agricultural which represented 14.57% of total loans.


Table 2 - Maturity Distribution and Interest Sensitivity of Loans at December 31, 1995:


                              Over One
                                Year
             One Year or      Through     Over Five
                 less        Five years     Years      Total

Commercial,
 financial,
 and agri-
 cultural     $157,417,168  $41,072,766  $5,548,744  $204,038,678
Real estate -
 construction   11,841,690    4,888,761          -     16,730,451
              $169,258,858  $45,961,527  $5,548,744  $220,769,129




                                                     Maturities
                                                   After One Year
Loans with fixed interest rates                   $    12,926,822
Loans with floating or adjustable interest rates       38,583,449
                                                  $    51,510,271

PAGE

Potential Problem Loans

     Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans which are deemed to be potential problems. Potential problem loans are those loans which are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These loans totaled $1,481,918 at December 31, 1995.


Table 3 - Composition of Investment Securities


Held -to- Maturity
                                    December 31,
                          1995          1994            1993
U.S. Treasury
 obligations and
 obligations of
 U.S. government
 corporations and
 agencies            $ 358,287,502  $ 392,359,163  $ 391,622,606
Obligations of
 states and
 political
 subdivisions           20,104,257     17,396,179     17,484,965
Mortgage-backed
 securities             36,598,419     25,457,118     44,716,714
     Total debt
      securities       414,990,178    435,212,460    453,824,285
Other securities        12,464,920            -        2,355,251
                     $ 427,455,098  $ 435,212,460  $ 456,179,536

Available -for- Sale
                               December 31,
                           1995          1994
U.S. Treasury
 obligations and
 obligations of
 U.S. government
 corporations and
 agencies            $   3,917,500  $  14,098,806
Mortgage-backed
 securities             14,661,230     11,691,860
     Total debt
       securities       18,578,730     25,790,666
Other securities         7,670,000      2,241,266
                    $   26,248,730  $  28,031,932



Table 4 - Maturities and Yields of Investment Securities Held
December 31, 1995 (000's omitted):



                             Maturing
                                    After one
                                       but          After five
but
Held-to-Maturity: Within one year Within five years Within ten
years After ten years    Total
                   Amount Yield     Amount Yield      Amount
Yield    Amount Yield   Amount Yield

U.S. Treasury
 obligations and
 obligations of
 U.S. government
 corporations
 and agencies    $110,111 5.17%    $241,883 5.98%     $5,516
6.43%    $ 778 5.70%  $358,288 5.74%
Obligations of
 states and
 political
 subdivisions       2,767 6.56        8,996 6.29       7,064 6.97
   1,277 7.96     20,104  6.67
Mortgage-
backed
securities          2,703 7.49       22,688 6.09          62 6.48
  11,145 6.39     36,598  6.29
Other securities      501 7.14       11,964 5.95
                  12,465  6.00
 Total           $116,082 5.27%    $285,531 6.00%    $12,642
6.73%  $13,200 6.50%  $427,455 5.84%



                                                 Maturing
Available-for-Sale:                 After one but    After five
but
                 Within one year  Within five years Within ten
years After ten years     Total
                  Amount Yield      Amount Yield      Amount
Yield    Amount Yield   Amount Yield
U.S. Treasury
 obligations and
 obligations of
 U.S. government
 corporations and
 agencies        $ 1,025 4.90%     $ 1,646 5.65%     $ 1,247
6.32%    $           % $3,918 5.25%
Obligations of
 states and
 political
 subdivisions
Mortgage-
backed securities                    7,198 5.76        4,119 7.03
    3,344  6.12   14,661 6.03
Other securities
    7,670  5.98    7,670 5.98
 Total           $ 1,025 4.90%     $ 8,844 5.92%     $ 5,366
7.02%  $ 11,014  6.42% $26,249 6.05%


PAGE

Table 5 - Analysis of the Allowance for Loan Losses


                    1995      1994         1993       1992        1991
Balance at
 January 1,     $9,024,424  $9,013,387  $8,298,738  $7,708,488 $7,811,813
Allowance
 established
 from
 purchase
 acquisi-
  tion              82,700       -         712,222         -        -
                 9,107,124   9,013,387   9,010,960   7,708,488  7,811,813
Charge offs:
 Commercial,
 financial
 and agri-
 cultural          225,189     740,047   1,232,129   1,170,284  1,820,860
 Consumer          719,845     605,240     552,482     689,349    539,218
 All other          19,698      27,790     340,537     167,487    365,645
Total loans
 charged off       964,732   1,373,077   2,125,148   2,027,120  2,725,723

Recoveries:
 Commercial,
  financial
  and agri-
   cultural        323,213   1,899,465   1,200,055   1,247,851  1,175,795
 Consumer          319,053     288,084     318,885     170,636    179,605
 All other         102,496      81,565     100,625      53,813     26,998
Total
 recoveries        744,762   2,269,114   1,619,565   1,472,300  1,382,398

Net (recoveries)
 /charge-offs      219,967    (896,037)    505,583     554,820  1,343,540
Provision/
 (credit) for
  loan losses       55,500    (885,000)    508,010   1,145,070  1,240,000
Balance at
 Decem-
  ber 31,       $8,942,654  $9,024,424  $9,013,387  $8,298,738 $7,708,488

Loans at
 year-end      $481,214,361$425,560,623$420,243,003$374,486,342$350,133,518
Average
 loans         441,643,498 411,884,911 399,806,116 362,413,567349,060,202

Net charge
 -offs/
 (recov-
 eries)/
 average
  loans            0.05%         (0.22)%       0.13%        0.15%     0.38%
Allowance
 for loan
 losses/
 year-end
  loans            1.86          2.12         2.14          2.22     2.20
Allowance
 for loan
 losses/
 nonper-
 forming
  assets         449.14        414.81       164.13         142.05   9.24



Table 6 - Allocation of Allowance for Loan Losses

                  1995         1994         1993         1992        1991
               Allocation   Allocation   Allocation   Allocation  Allocation
                 Amount       Amount       Amount       Amount      Amount
Real estate-
 construction  $  312,993    $  238,245  $   145,116  $   114,523  $    75,541
Real estate-
 mortgage       2,012,097     2,442,009    2,439,023    2,125,307    2,201,483
Commercial,
 financial and
  agricultural  3,791,685     3,677,453    4,258,825    4,227,377    3,935,289
 Consumer       2,825,879     2,666,717    2,170,424    1,831,531    1,496,176
               $8,942,654    $9,024,424   $9,013,387   $8,298,738   $7,708,488


Allocation as Percent of Total Loans

                  1995          1994         1993         1992         1991
Real estate-
 construction       3.5%         2.6%          1.6%         1.4%         0.1%
Real estate-
 mortgage          22.5         27.1           27.1         25.6         28.6
Commercial,
 financial and
  agricultural     42.4         40.8            47.3        50.9         51.0
Consumer           31.6         29.6            24.1        22.1         19.4


PAGE

Item 2.   Properties

     A. First Financial Bankshares/First National Bank of Abilene

    The principal offices of Bankshares and First Abilene are located in the First National Bank Building at 400 Pine Street in downtown Abilene, Texas. First Abilene occupies all of the first four floors and utilizes some office space on the fifth and sixth floors. The remaining office space of this 170,842 square foot facility is available for lease to tenants. The First National Bank Building is connected to the First National West Building, a six-story facility owned by First Abilene which contains 52,800 square feet of lease space most of which is rented to business and professional tenants. First Abilene began occupying the First National Bank Building in June of 1984 and, at the same time, a new four-level drive-in parking garage was completed immediately south across the street from the new bank building, which is connected to the bank building by an over-the-street, enclosed pedestrian bridge. The total cost of the project was $14,000,000. Until January 1, 1989, both the new First National Bank Building and the connected parking garage were owned by a joint venture between First Abilene and the Trammell Crow Company. Effective January 1, 1989, First Abilene purchased the interest of Trammell Crow Company and is now the sole owner of the First National Bank Building and the connecting parking garage. A note payable to Aetna Life Insurance Company in the amount of $ 7,000,000 which was previously secured by this property was paid in full during 1991.

     First Abilene also owns a five-story office building known as the First National/Ely Building, which is located directly south across the street from the First National West Buildingand connected to the First National West Building by an underground pedestrian tunnel. The First National/Ely Building contains approximately 34,000 square feet of space and is leased to business and professional tenants. The premises also includes a ground level parking lot with spaces for 22 cars which are leased to tenants and others. Both the First National/Ely Building and the parking lot are situated on land leased by First Abilene.
The lease provides an option to purchase the underlying property for $360,000.

     First Abilene owns and operates a 17-lane drive-in banking facility which was completed in 1981 and which is also located on Pine Street, two blocks north of First Abilene's main banking facilities. In 1987, First Abilene completed construction of a branch banking facility located at the northwest corner of North Judge Ely Boulevard and East North Tenth Street in Abilene. The cost of the site was $412,383 and the construction cost for the building and improvements was $ 554,318. The new branch banking facility includes a one-story office building containing 2,960 square feet and six lane drive-in facility.

     As a result of the merger between First Abilene and American National, First Abilene acquired title to the drive-in banking facility owned by American National on Buffalo Gap Road in the southwest part of Abilene, Texas. The drive-in facility is located on 2.23 acres of land adjoining a five-story office building in which American National leased office space for its banking operations. Following its merger with American National, First Abilene entered into a 10-year lease covering 11,009 square feet of office space on the ground floor of the building adjacent to the drive-in facility, which office space includes all, or substantially all, of the space formerly leased and occupied by American National for its primary banking facility. In addition to the original 10-year term of the lease, the lease provides three renewal options on the leased premises, each option being for a renewal term of five years.

     As a result of the merger between First Abilene and BOC, First Abilene acquired title to the banking facility at the corner of South 14th and Willis Streets in Abilene, Texas, occupying the first floor and renting 27,000 square feet of office space to tenants. The building was completed in 1966 and is of steel reinforced concrete and masonry construction. In 1976, a 12-lane drive-in facility located adjacent to the main banking facility was completed and in 1982, an addition to the teller service area for the drive-in facility was constructed at an estimated cost of $200,000. In December 1984, BOC purchased property (approximately 1.85 acres) located on Southwest Drive in Abilene, Texas, for future construction of a full-service banking facility. The cost of such property was $344,937. As a result of the mergers of American National and BOC with First Abilene and the operation of the banking facilities of American National and BOC as branch banks of First Abilene, it is unlikely that First Abilene, which acquired all of BOC's assets in the merger, will proceed with construction of banking facilities at the property on Southwest Drive and the property is presently listed for sale.

PAGE

     B.   Hereford State Bank

     Hereford owns its main banking house located at 212 North Sampson Street, Hereford, Texas. The building was completed in 1977, contains 16,000 square feet (not including drive-in facilities) and is of concrete block-brick face construction. A brick constructed drive-in complex is connected to the bank by a walk-through tunnel.

     C.   First National Bank, Sweetwater, Texas

     First Sweetwater owns its main banking house located at 201 Elm Street in The City of Sweetwater, Texas. The building was completed in 1974, contains 20,000 square feet, and is constructed of steel-reinforced concrete and marble. In 1994 First Sweetwater relocated its drive-in facility to a drive-in across the street from the main banking facility that had been at one time a drive-in for another financial institution. First Sweetwater acquired the property, made improvements, and now operates 13 drive-in lanes at the facility.

     D.   Eastland National Bank

     Eastland owns its banking facilities located at 201 East Main Street in Eastland, Texas. The building was completed in 1980, contains 13,000 square feet, and is of steel and stucco construction. Eastland also maintains a drive-in facility located on the same premises as its main banking facility.

     E.   The First National Bank in Cleburne

     First Cleburne owns its banking facilities located at 403 North Main Street in Cleburne, Texas. The building was completed in 1978, contains 18,000 square feet, and is of steel and brick masonry construction. First Cleburne also maintains a drive-in facility located on the same premises as its main banking facility. On September 23, 1994, First Cleburne acquired the Cleburne branch of Bank One Texas, N.A. The building is of brick masonry construction, contains 4,400 square feet, and includes a drive-in teller window. Now operating as a branch of First Cleburne, the facility is located approximately 3 miles west of the main office.

     F.   Stephenville Bank & Trust Co.

     Stephenville owns its banking facility which is located at 298 West Washington in Stephenville, Texas. The building is a brick masonry structure with approximately 10,000 square feet. Stephenville owns and operates a drive-in facility that is located across the street from its main banking facility, and a branch facility consisting of 1,000 square feet located on the west side of the city. At a cost of approximately $1.8 million, construction of a new 18,000 square foot bank building and drive-in facility will be completed in early 1996. The facility is located at 2201 South Loop which is approximately 1.5 miles west of downtown Stephenville. The vacated downtown building will be sold.

     G.   Southwest Bank of San Angelo

     San Angelo owns its banking facility which is located at 3471 Knickerbocker Road in San Angelo, Texas. The five-story building, including the office tower, has approximately 29,250 thousand square feet and is of steel and stucco construction. Approximately 11,800 square feet of the office tower is available for lease. The bank also owns and operates a drive-in banking facility on the same premises as its main banking offices.

Item 3.   Legal Proceedings

     Other than routine litigation in the normal course of business, there are no material pending legal proceedings to which Bankshares, the Delaware BHC or its subsidiary banks or any of their properties are subject, nor are there any known material legal proceedings involving directors, officers, or affiliates of Bankshares. Other than regular, routine examinations by state and federal banking authorities, there are no proceedings pending or known to be contemplated by any governmental authorities except the following:

     As a result of a routine examination of San Angelo by the Federal Deposit Insurance Corporation (FDIC), San Angelo entered into a Memorandum of Understanding (the "Memorandum") with the FDIC in December of 1994, which required San Angelo to develop, adopt and implement written policies, training programs, formal internal controls, and management review procedures with respect to consumer credit transactions, consumer real estate loans and compliance with the requirements of the Bank Secrecy Act. The Memorandum required that all corrective action prescribed in the Memorandum, including implementation of the policies, programs, controls and procedures described therein, be accomplished within 60 days. The Company believes that San Angelo has complied in full with the requirements of the

Memorandum, that all corrective action has been taken, and that San Angelo has adopted and implemented all necessary written policies, training programs, formal internal controls and management review procedures. Moreover, the Company does not believe that any of the deficiencies or problems cited in the FDIC examination had any adverse effect upon, nor that any of the policies, programs, controls or procedures adopted in response to the Memorandum will place any restrictions upon, the financial operations of the Company or San Angelo.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders of Bankshares during the fourth quarter of Bankshares' fiscal year ending December 31, 1995.


                             PART II

Item 5.   Market for Registrant's Common Stock and Related
Security Holder Matters

          As of February 16, 1996, there were 1,523 holders of Bankshares' stock reflected on its records. Except for shares held by First Abilene, First Sweetwater, and Stephenville in various fiduciary capacities (see Item 12 following), no shareholder or shareholder group known to Bankshares owns five percent (5%) or more of Bankshares' issued and outstanding stock. Market, price and dividend information about the stock for the past three years is set forth on page 30 under Item 7. Bankshares' common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol FFIN. Restrictions on Bankshares' present or future ability to pay dividends have been discussed under Item 1, above, under the topic "Supervision and Regulation."

PAGE

Item 6.    Selected Financial Data

     First Financial Bankshares, Inc.
     Selected Consolidated Financial Data
     (Dollars in thousands, except per share data)


                                             December 31,
                         1995       1994       1993      1992         1991
Summary Income
 StatementInformation:
 Interest income      $ 70,555   $ 61,416   $ 59,850   $ 61,441    $ 68,127
 Interest expense       27,655     21,264     20,333     24,202      35,912
  Net interest income   42,900     40,152     39,517     37,239      32,215
 Provision (credit)
  for loan losses           56       (885)       508      1,145       1,240
  Noninterest income    14,276     11,593     11,696      9,768       9,232
  Noninterest expense   32,402     33,092     31,875     28,935      27,307
   Income before
    income taxes        24,718     19,538     18,830     16,927       12,900
  Provision for
   income taxes          8,363      6,426      6,105      5,189        3,824
  Net income before
   cumulative effect
   of accounting change 16,355     13,112     12,725     11,738        9,076
  Cumulative effect
   of accounting
    change (1)             -            -      1,024         -            -
  Net income          $ 16,355   $ 13,112   $ 13,749    $11,738     $  9,076

Per Share Data (2):
 Net income per share
  before cumulative
  effect of accounting
   change             $   3.26    $   2.62   $  2.56    $  2.37     $   1.85
 Net income per share     3.26        2.62      2.77       2.37         1.85
 Cash dividends
   declared               1.21        1.10      0.96       0.76         0.66
 Book value
   at period-end         22.91       20.79     19.45      17.60        15.96

Earnings performance ratios (3):
 Return on
  average assets          1.62%       1.31%     1.30%      1.32%        1.06%
 Return on
  average equity         14.99       13.07     13.56      13.96        11.55

Summary Balance
  Sheet Data (Period-end):
Investment securities $453,704    $463,244   $456,180   $404,440    $384,919
Loans, net of
 allowance
  for loan losses      472,271     416,536    411,230    366,188     342,619
Total assets         1,062,335   1,012,613  1,017,983    928,338     915,308
Deposits               939,642     900,930    913,350    831,542     824,837
Total liabilities      947,418     908,705    921,273    841,199     836,693
Total
 shareholders' equity  114,917     103,908     96,710     87,139      78,615

Asset quality ratios:
 Allowance for
  loan losses/
   period-end loans       1.86%       2.12%     2.14%      2.22%       2.20%

Nonperforming assets/
  period-end loans plus
   foreclosed assets       0.41       0.51      1.30        1.55        2.44
Net (recoveries)charge-
 offs/average loans        0.05     (0.22)      0.13       0.15        0.38


Capital ratios:
 Average shareholders'
  equity/average assets   10.78%    10.01%      9.59%      9.45%       9.18%
 Leverage ratio (4)       10.94     10.26       9.51       9.28        8.48
 Tier I risk-based
   capital (5)            20.25     20.09      16.76      16.90       15.38
Total risk-based
   capital (6)            21.51     21.34      18.02      18.38       16.86
Dividend payout ratio     37.07     41.66      34.04      32.03       34.81


(1)  Adoption of Statement of Financial Accounting Standards No.
109, "Accounting for
Income Taxes".
(2) Historical amounts adjusted for stock dividends and stock splits.
(3) Calculated on net income before cumulative accounting adjustment.
(4) Shareholders' equity (before unrealized loss on securities available-for-sale) less intangibles/fourth quarter average assets less intangibles.
(5) Shareholders' equity (before unrealized loss on securities available-for-sale) less intangibles/risked-adjusted assets.
(6) Shareholders' equity (before unrealized loss on securities available-for-sale) less intangibles plus allowance for loan losses to the extent allowed under regulatory guidelines/risk-adjusted assets.


PAGE

Item 7.   Management's Discussion and Analysis of
     Results of Operations and Financial Condition


     Management's discussion and analysis of the major elements of the Company's consolidated balance sheets and statements of income should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this report.

PERFORMANCE SUMMARY

     Net income for 1995 was $16.3 million, an increase of $3.2 million, or 24.4% over the amount earned in 1994. The 1995 increase was attributable to increased net interest income, increased noninterest income including significant nonrecurring gains from sale of certain assets, and reduced noninterest expenses centered primarily in lower FDIC insurance assessments. Net income of $13.1 million in 1994 was $400 thousand, or 3.1% greater than the $12.7 million recorded in 1993. This increase was due primarily to reductions to the allowance for loan losses and increased net interest income.

     On a per share basis, 1995 net income before nonrecurring gains amounted to $3.00 as compared to $2.62 for 1994 and $2.56 for 1993. Nonrecurring gains in 1995 amounted to $ .26 per share. Excluding nonrecurring gains, return on average assets for 1995 was 1.49% as compared to 1.31% for 1994 and 1.30% for 1993. Also, before nonrecurring gains, return on equity for 1995 was 13.79% as compared to 13.07% for 1994 and 13.56% for
1993.

     Net Interest Income - On a tax-equivalent basis, net interest income in 1995 totaled $43.3 million, an increase of $2.7 million over the 1994 amount, which was $697 thousand higher than 1993. The 1995 increase was primarily attributable to growth in average loans, which were up $29.7 million, or 7.2% from the year before. This factor contributed to an improved net interest yield of 4.71% for 1995 as compared to 4.49% in 1994 and 4.51% in 1993. Growth in average earning assets and higher average volumes of interest-free deposits and equity capital accounted for the 1994 increase over 1993. Table 1 below presents year-to-year changes in net interest income and allocates the changes between the amount attributable to the variances in volumes and rates. Table 2 provides the income and average yield earned on earning assets and the interest expense and average rate paid on interest-bearing liabilities for the years 1993 through 1995.


Table 1 - Changes in Interest Income and Interest Expense (000's omitted):


              1995 Compared to 1994     1994 Compared to 1993
                 Change                    Change
             Attributable to   Total   Attributable to  Total
              Volume   Rate    Change   Volume   Rate   Change
Short-
 term
 investments  $   73  $  542  $  615  $  (616)  $   373  $  (243)
Taxable
 investment
 securities     (751)  1,522     771    1,339    (2,426)  (1,087)
Tax-exempt
 investment
 securities(1)  (132)    (80)   (212)     331      (172)     159
Loans (1)      2,564   5,400   7,964      987     1,812    2,799
  Interest
   income      1,754   7,384    9,138    2,041      (413)   1,628
Interest
 bearing-
 deposits         30   6,458    6,488     115       812      927
Short-term
 borrowings       (9)     10        1       9         8       17
Long-term
 debt            (98)      -      (98)    (13)        -      (13)
  Interest
   expense       (77)  6,468     6,391     111       820      931
     Net
  interest
  income      $1,831  $  916   $2,747  $ 1,930  $(1,233)  $  697

(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.


PAGE

Table 2 - Average Balances and Average Yields and Rates (000's omitted):



                           1995                      1994
            1993
                 Average  Income/  Yield/  Average  Income/
Yield/  Average  Income/  Yield/
                 Balance  Expense   Rate   Balance  Expense
Rate   Balance  Expense   Rate
Assets
Short-term
 investments    $ 32,286 $  1,903  5.89%  $ 30,570 $  1,288
4.21%  $ 51,192 $  1,531  2.99%
Taxable
 investment
 securities      429,957   24,577  5.72    443,953   23,806  5.36
  421,292   24,893  5.91
Tax-exempt
 investment
 securities (1)   16,344    1,078  6.60     18,207    1,290  7.09
   14,080    1,131  8.03
Loans (1) (2)    441,644   43,449  9.84    411,885   35,485  8.62
  399,806   32,686  8.18
Total
 earning assets  920,231   71,007  7.72    904,615   61,869  6.84
  886,370   60,241  6.80
Cash and due
 from banks       51,280                    55,849
   51,334
Bank premises
 and equipment    29,714                    30,340
   28,537
Other assets      18,815                    19,162
   19,812
Intangible assets  1,112                     1,149
      853
Allowance for
 loan losses      (9,007)                   (9,209)
   (9,120)
Total assets  $1,012,145                $1,001,906
$ 977,786

Liabilities and
Shareholders'
 Equity
Interest-
 bearing
 deposits      $ 705,833 $ 27,627  3.91% $ 704,825 $ 21,139
3.00% $ 700,830  $ 20,212  2.88%
Short-term
 borrowings          280       22  7.86        458       21  4.59
      138        4   2.90
Long-term debt        62        6  9.50      1,095      104  9.50
    1,232      117   9.50
Total interest-
  bearing
  liabilities    706,175   27,655  3.92    706,378   21,264  3.01
  702,200   20,333   2.90
Noninterest-
 bearing
 deposits        188,263                   187,996
  173,180
Other
 liabilities       8,608                     7,219
    8,595
Total
 liabilities     903,046                   901,593
  883,975
Shareholders'
 equity          109,099                   100,313
   93,811
Total
 liabilities and
 shareholders'
 equity       $1,012,145                $1,001,906
$ 977,786

Net interest
 income                   $ 43,352                 $ 40,605
         $ 39,908


Rate Analysis:
Interest
 income/
 earning assets                 7.72%                      6.84%
                  6.80%
Interest
 expense/
 earning assets                 3.01                       2.35
                  2.29
Net yield on
 earning assets                 4.71%                      4.49%
                  4.51%

(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans.


     Provision for Loan Losses - The 1995 provision for loan losses charged against earnings amounted to $56 thousand. In 1994, significant recoveries of loans previously charged off permitted a loan loss provision reversal, which resulted in a $885 thousand credit to earnings. In 1993, a $506 thousand provision was charged against earnings. Net loan charge offs amounted to $220 thousand in 1995, as compared to net recoveries of $896 thousand in 1994, and net charge offs of $505 thousand in 1993. Additional comparative information is provided in the Allowance for Loan Losses section of this discussion.

PAGE

     Noninterest Income - As shown in Table 3, total noninterest income in 1995 amounted to $14.3 million as compared to $11.6 million in 1994. Nonrecurring gains in 1995 from the sale of assets taken in debt settlement arrangements in prior years amounted to $2.1 million and were derived from a $1.7 million gain on First Tule Bancorp common stock at Hereford State Bank, a $321 thousand gain on real estate at First National Bank of Abilene, and a $101 thousand gain on real estate at First National Bank in Cleburne. A $266 thousand, or 9.2%, increase in Trust fees resulted primarily from an increase in trust assets during 1995. Also, a $281 thousand, or 5.1%, increase in deposit service charges was generated from activity in an increased number of checking accounts.

     Total noninterest income for 1994 was $103 thousand below the 1993 amount. As shown in Table 3, securities losses and interest on loan recoveries in 1994 were the only significant variances from year to year.


Table 3 - Noninterest Income (000's omitted):


                          Increase            Increase
                   1995  (Decrease)   1994   (Decrease)  1993
Trust depart-
 ment income     $ 3,164   $  266   $ 2,898   $ (48)   $ 2,946
Service fees
 on deposit
 accounts          5,786      281     5,505     (25)     5,530
Gain on sale
 of repossessed
 assets            2,078    2,057        21    (180)       201
Other:
  Miscellaneous
   income          1,257      (86)    1,343     164      1,179
  Interest on
   loan
   recoveries         30     (535)      565     526         39
  Mastercard
   fees              637       36       601      99        502
  Securities
   gains (losses)     21      617      (596)   (644)        48
  Real estate
   mortgage fees     437       (5)      442     (24)       466
  Brokerage
   commissions       350       42       308      (5)       313
  Safe deposit
   rental fees       260       (2)      262       2        260
  Exchange fees      256       12       244      32        212
    Total Other    3,248       79     3,169     150      3,019

                 $14,276   $2,683   $11,593  $ (103)   $11,696


PAGE

     Noninterest Expense - Total noninterest expense for 1995 amounted to $32.4 million as compared to $33.1 million for 1994. The Company's efficiency ratio (total noninterest expense as a percent of tax-equivalent net interest incomeplus noninterest income) improved to 56.23% in 1995 from 63.49% in 1994 and 61.77% in 1993.


Table 4 - Noninterest Expense (000's omitted):


                         Increase             Increase
                 1995   (Decrease)   1994    (Decrease)   1993
Salaries       $ 12,957   $ (88)   $ 13,045   $   729   $ 12,316
Payroll taxes       979     (20)        999        44        955
Profit sharing    1,369     205       1,164        (9)     1,173
Medical
 and other
 benefits         1,360     130       1,230       (34)     1,264

                 16,665     227      16,438       730     15,708


Net occupancy     2,492    (226)      2,718       297      2,421
Equipment
 expense          2,225      32       2,193       174      2,019
FDIC insurance
 expense            998    (985)      1,983        42      1,941
Correspondent
 bank service
 charges            872      (4)        876       (20)       896
Other:
  Printing
   and supplies     853     (45)        898         5        893
  Postage and
   courier          940     148         792        39        753
  Advertising       763     121         642        48        594
  Outside data
   processing
   fees             712     (25)        737        135       602
  Legal and
   accounting
   fees             592    (193)        785         80       705
  Credit card
   fees             448      53         395         67       328
  Directors'
   fees             388      15         373        (14)      387
  Other
   professional
 and service
 fees               362      91         271       (164)      435
Public
 relations and
 business
 development       356       58         298        (66)      364
Miscellaneous
 expense         3,736       43       3,693       (136)    3,829
   Total
    Other        9,150      266       8,884         (6)    8,890

Total
 Noninterest
 Expense       $32,402   $ (690)   $ 33,092    $ 1,217  $ 31,875


     Salaries and benefits for 1995 were $227 thousand, or 1.4%, above the prior year. In salaries and payroll taxes the 1995 decrease reflects slightly fewer full-time equivalent positions and lower overtime expense.

     Net occupancy expense of $2.5 million in 1995 was $226 thousand below the 1994 amount, which included additional depreciation expense resulting from a change in estimate for the useful life of certain leasehold improvements. Lower utilities and maintenance expense also contributed to the total 1995 reduction in occupancy expense. It is anticipated that Stephenville Bank & Trust Co. will occupy its newly-constructed banking facility in the late first or early second quarter of 1996. The additional occupancy expense will not be material to the consolidated total.

     FDIC expense in 1995 totaled $998 thousand and was $985 thousand below the prior year. The lower FDIC expense was the major factor in the 1995 reduction in total noninterest expense and resulted from lower assessment rates which, were implemented by the FDIC in mid-year 1995.

     The $148 thousand increase in postage and courier reflects the postal rate increase and higher expense of transporting items to item processing centers. The cost of promoting a new deposit product contributed to the higher 1995 advertising expense. Legal and accounting fees declined $193 thousand from the 1994 total, which included legal and accounting expenses related to acquisition of Concho Bancshares and legal fees to cover the settlement of claims brought against subsidiary banks.

     Total noninterest expense of $33.1 million for 1994 was $1.2 million over 1993. The effect of having a full year of operating expenses at Stephenville Bank & Trust Co. versus 10 months in 1993 accounted for approximately $415 thousand of the increase.

PAGE

     Income Taxes - Income tax expense for 1995 totaled $8.3 million as compared to $6.4 million for 1994 and $6.1 million for 1993. The Company's effective tax rates on pretax income were 33.8%, 32.9%, and 32.4%, respectively, for the years 1995, 1994 and 1993.

     At December 31, 1995 and 1994, the Company had deferred tax assets of $1.7 million and $2.3 million, respectively. The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 1995 and 1994, are provided in Note 6 to Consolidated Financial Statements. The most significant assumption relied upon by management in concluding that it is more likely than not that the deferred tax asset, net of the recorded valuation allowance, will be realized in the future is the recent history of taxable income generated by the Company and the subsidiary bank to which the net operating loss carryforward relate. On a consolidated basis, taxable income amounted to approximately $22.6 million, $18.7 million, and $17.0 million in the years ended December 31, 1995, 1994 and 1993, respectively.

     The use of the net operating loss carryforward is conditioned upon taxable income generated by the subsidiary bank. The net operating loss carryforward was acquired in the purchase of the stock of the subsidiary bank and, under applicable Internal Revenue Service regulations regarding change of control, their usage is limited to a predetermined amount in each future period. The net operating loss carryforward approximates $2 million at December 31, 1995, with a usage limitation of $340,000 per year. The net operating loss carryforward expires in the years 2001 through 2005. Taxable income generated by the subsidiary bank before the net operating loss carryforward amounted to approximately $1.4 million, $1.0 million and $1.0 million in the years ended December 31, 1995, 1994 and 1993, respectively.

     The valuation allowance was established because full utilization of the net operating loss carryforward is dependent on future taxable income in years where the Company is unable to determine that it is more likely than not that taxable income of the subsidiary bank will be available prior to expiration.



Balance Sheet Review

     Total assets at December 31, 1995, amounted to $1.06 billion, up from $1.01 billion at the end of 1994. During 1995, total assets averaged $1.01 billion compared to an average of $1.0 billion in 1994. The following sections provide information for the major balance sheet categories.

     Investment Securities - At December 31, 1995, the investment securities portfolio totaled $453.7 million as compared to $463.2 million the prior year end. At December 31, 1995, securities with an amortized cost of $427.5 million were classified as securities held-to-maturity and securities with a market value of $26.2 million were classified as securities available-for-sale. The portfolio is comprised primarily of U. S. Government and Government corporations and agencies securities with relative short maturities. The Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment securities at year-end 1995 included structured notes with an amortized cost of $16.5 million and an approximate market value of $16.1 million. Note 2 to the consolidated financial statements provides detail disclosures relating to the maturities and fair values of the investment portfolio at December 31, 1995 and 1994.

     Loans - Total loans at December 31, 1995, amounted to $481.2 million and were $55.6 million, or 13.1%, above the prior year-end totals. Commercial, financial, and agricultural loans were up $30.6 million and consumer loans were up $26.2 million. Real estate related loans were virtually unchanged from the December 31, 1994 totals. Real estate mortgage loans represent loans secured by 1-4 family residences in the Company's primary markets and loans to local business and farm operations in those markets. The loans generally provide for repricing intervals that protect the Company from the rate risk inherent in long-term fixed rate mortgage loans. Table 5 below provides the composition of loans at December 31, 1995 and 1994.

PAGE

Table 5 - Composition of Loans (000's omitted):


                          December 31, 1995    December 31, 1994
                          Amount  % Of Total   Amount  % Of Total
Commercial, financial,
 and agricultural       $ 204,039   42.40%   $ 173,411    40.75%
Consumer                  151,980    31.58     125,733    29.55
Real estate - mortgage    108,465    22.54     115,172    27.06
Real estate -
 construction              16,730     3.48      11,245     2.64
                        $ 481,214   100.00%  $ 425,561   100.00%


     Allowance for Loan Losses - An evaluation of the overall quality of the portfolio is performed to determine the necessary level of the allowance for loan losses. The evaluation takes into consideration the classification of loans and the application of loss estimates to those classifications. The Company has an independent loan review function, which periodically reviews the loan quality at each of the subsidiary banks. The subsidiary banks are also subject to periodic examinations by state and federal banking system examiners.
Table 6 below provides activity in the allowance for loan loss account for the past five years, and Table 7 presents the year-end balance and composition of nonperforming assets that serves as a key indicator of loan quality. Management was not aware of any material classified credit not properly disclosed as nonperforming at December 31, 1995, and considers the allowance for loan losses to be adequate. As shown in Table 7, nonperforming assets have trended down over the past five years. The unfavorable weather conditions and declining market prices that farm and cattle operations experienced in 1995 may cause classified credits and nonperforming assets to trend upward. Management believes that the level of classified credits and nonperforming assets will remain manageable and will not materially affect future operating results.


Table 6 - Loan Loss Experience and Allowance for Loan Losses
(000's omitted):

                1995         1994        1993      1992     1991

Balance at
 January 1,  $   9,024   $   9,013  $   8,298  $  7,708  $ 7,812
Allowance
 established
 from
 purchase
 acquisition        83           -         712        -         -
                 9,107       9,013       9,010    7,708    7,812
Loans charged
 off               965       1,373       2,125    2,027    2,726
Loans recovered    745       2,269       1,620    1,472    1,382
Net(recoveries)/
 charge offs       220        (896)        505      555    1,344
Provision/
 (credit) for
 loan losses        56        (885)        508    1,145    1,240

Balance at
 December 31, $  8,943    $  9,024     $  9,013 $  8,298 $ 7,708

Loans at
 year-end     $481,214    $425,561     $420,243 $374,486 $350,134

Average loans  441,643     411,885      399,806  362,414  349,060

Net charge
 offs/
(recoveries)/
 average loans  (0.05)%     (0.22)%       0.13%    0.15%    0.38%

Allowance
 for loan
 losses/
 year-end
 loans           1.86        2.12         2.14     2.22     2.20

Allowance
 for loan
 losses/
 nonperforming
 assets        449.14      414.81       164.13   142.05     89.24




PAGE

Table 7 - Nonperforming Assets (000's omitted):


                                  At December 31,
                    1995       1994    1993      1992      1991
Nonaccrual loans  $ 1,160   $ 1,278   $ 3,417   $ 2,590   $ 4,405
Loans past due
 90 days or more      173        84      165       721       528
Restructured
 loans                 -          -        -         -         -
  Nonperforming
   loans            1,333     1,362     3,582    3,311     4,933
Foreclosed assets     658       814     1,910    2,531     3,705
  Total
   nonperforming
   assets         $ 1,991   $ 2,176   $ 5,492  $ 5,842   $ 8,638
As a % of
 loans and
 foreclosed
 properties         0.41%     0.51%     1.30%    1.55%     2.44%


     Deposits - Deposits represent the principal source of funding for the Company and totaled $939.6 million at December 31, 1995, as compared to $900.9 million at year-end 1994. During 1995, total deposits averaged $894.1 million as compared to an average of $892.8 million during 1994. Table 8 below provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100 thousand or more.


Table 8 - Composition of Deposits and Remaining Maturity of Time
Deposits of $100,000 or more (000's omitted):


                       1995          1994               1993
Composition of
 Deposits        Average Average Average Average Average  Average
 (Average):       Balance  Rate  Balance  Rate    Balance    Rate
Noninterest-
 bearing
 deposits        $188,263    -   $187,996   -    $173,180    -
Interest-
 bearing
 deposits
Interest-
 bearing
 checking         168,441  2.11%  178,095  2.01%  166,960  2.19%
Savings and
 money market
 accounts         171,876  2.99   187,368  2.49    167,095  2.74

Time deposits
 under $100,000   256,284  5.16   244,327  3.71    261,642  3.51
Time deposits
 of $100,000
 or more          109,232  5.23    95,035  4.01    105,133  2.65
Total interest-
bearing deposits  705,833  3.91   704,825  3.00    700,830  2.88
Total deposits   $894,096        $892,821        $874,010

Remaining
 Maturity
(Period-end):         December 31, 1995
Under three
 months          $ 50,604
Over three
 through six
 months            28,043
Over six
 through twelve
 months            22,176
Over twelve
 months            14,702
Total time
 deposits of
 $100,000 or
 more            $115,525


     Capital - At December 31, 1995, total shareholders' equity was $114.9 million, or 10.81% of total assets, compared to $103.9 million, or 10.26% of total assets, at December 31, 1994. In accordance with Statement of Financial Standards No.115, the Company's unrealized losses, net of tax, on securities available-for-sale are reported as a reduction in shareholders' equity. At December 31, 1995 and 1994, unrealized losses, net of tax, amounted to $169 thousand and $698 thousand, respectively. During 1995, total shareholders' equity averaged $109.1 million, or 10.78% of average assets, compared to the 1994 average of $100.3 million, or 10.01% of average assets.

     Banking system regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders' equity less intangibles by quarter-to-date average assets less intangibles. Regulatory minimums for the risk-based and leverage ratios are 8.00% and 3.00%, respectively. At December 31, 1995, the Company's risk-based ratio and leverage ratio were 21.51% and 10.94%, respectively.

PAGE

Asset and Liability Management

     Interest Rate Risk - The Company manages its assets and liabilities to control the exposure of its net interest income and capital to risks associated with interest rate changes to achieve growth in net interest income. Each subsidiary bank has an asset liability committee, which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. From time to time, it may be necessary for a subsidiary bank to reallocate investable funds or make pricing adjustments to better position itself for interest rate movements. As presented in Table 9, the Company's interest-sensitivity gap analysis as of December 31, 1995, reflects a negative cumulative repricing gap in the one year horizon. Consequently, a sudden and large increase in rates or a dramatic narrowing in the spread between asset yields and liability costs would result in an adverse impact on the net interest margin; however, the adverse impact is more moderate if interest rates follow historical trends and increase gradually. The Company uses no off-balance-sheet financial instruments to manage interest rate risk.


Table 9 - Interest-Sensitivity Analysis (000's omitted):

          Within 3   4-6       7-12    1-5     Over 5
           Months   Months    Months  Years    Years     Total
Interest-
 earning
 assets:
 Total
  loans   $216,392 $ 34,916 $ 41,720 $177,362  $ 10,824  $481,214
 Invest-
  ment
  secur-
  ities     44,417   31,149   53,517  288,965    35,656   453,704
 Short-
  term
  invest-
  ments     27,154      300      198       95        -     27,747
  Total
   inter-
   est-
   earning
   assets  287,963   66,365   95,435 466,422    46,480   962,665

Interest-
 bearing
 liabilities:
 Transaction
  deposit
  accounts  292,855                                      292,855
 Time
  deposits  202,642  86,670   87,226  62,835         1    439,374
 Borrowed
  funds          85     -         -       -         -         85
  Total
   interest-
   bearing
   liabil-
   ities    495,582  86,670   87,226  62,835        1    732,314

Interest-
 sensitivity
 gap       (207,619)(20,305)   8,209 403,587   46,479     230,351
Cumulative
 interest-
 sensitivity
 gap      (207,619)(227,924)(219,715)183,872 230,351     230,351
Ratio of
 interest-
 sensitive
 assets to
 interest-
 sensitive
 liabilities 0.58     0.77     1.09    7.42      -
Cumulative
 ratio of
 interest-
 sensitive
 assets to
 interest-
 sensitive
 liabilities 0.58     0.61     0.67    1.25    2.84
Cumulative
 interest-
 sensitivity
 gap
 as a percent
 of total
 earning
 assets    (21.57)% (23.68)% (22.82)% 19.10%  23.93%


     Liquidity - The statements of cash flows, which are included in the Company's consolidated financial statements, present
changes in cash and cash equivalents.   The subsidiary
banks continue to maintain relatively low loan deposit ratios and liquid investment portfolios with short maturities. These factors provide substantial liquidity for loan demand, deposit shifts and other funding requirements.


Parent Company Funding Sources and Dividends

     At December 31, 1995 and 1994, the parent company had cash and cash equivalents of $20.5 million and $13.4 million, respectively. The Company's ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on parent company only earnings, cash reserves, and funds derived from its subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. It is anticipated that the Company's recurring cash sources will continue to include dividends and management fees from subsidiaries. At December 31, 1995, approximately
$12.1 million was available for the payment of intercompany dividends by the subsidiary banks without the prior approval of regulatory agencies. Also at December 31, 1995, the Company had $10 million available under a line of credit with an unaffiliated financial institution. The Company does not anticipate any change in its policy for cash dividends to shareholders, which has yielded payout ratios of 37.1%, 41.7%, and 34.0%, respectively, in 1995, 1994, and 1993.

PAGE

Quarterly Financial Data (Unaudited)
(Dollars in thousands, except per share data)


                                    1995

          4th            3rd                2nd            1st
Summary Income
 Statement Information:
Interest income         $ 18,380   $ 18,084   $ 17,412   $ 16,679
     Interest expense      7,380      7,248      6,857      6,170
     Net interest
      income              11,000     10,836     10,555     10,509
     Provision for
      loan losses             25         10         -          20
     Net interest
      income after
      provision for
      loan losses         10,975     10,826     10,555     10,489
     Noninterest income    3,153      3,048      5,072      3,002
     Noninterest expense   8,163      7,790      8,363      8,086
     Income before
      income taxes         5,965      6,084      7,264      5,405
     Provision (benefit)
      for income taxes     2,014      2,058      2,471      1,819
     Net income         $  3,951   $  4,026   $  4,793   $  3,586

Per Share Data (1):
     Net income
     per share          $   0.79   $   0.80    $  0.95   $   0.72
     Cash dividends
     declared               0.31       0.31       0.31       0.28
     Book value at
      period end           22.91      20.34      20.00      19.79
     Market value
     (period end) bid      32.50      30.00      30.50      26.00

     Market value
      (bid):
          High             32.50      31.75      30.50      26.00
          Low              30.00      29.50      26.00      24.75


                                            1994
                           4th         3rd         2nd      1st

Summary Income
 Statement Information:
 Interest income        $ 16,046   $ 15,492    $ 15,121  $ 14,756
     Interest expense      5,842      5,397       5,106     4,919
     Net interest
     income               10,204     10,095      10,015     9,837
     Provision for
      loan losses           (845)      (185)        105        40
     Net interest
      income after
      provision for
      loan losses         11,049     10,280       9,910     9,797
     Noninterest
      income               2,769      2,997       2,851     2,976
     Noninterest
      expense              8,545      8,228       8,091     8,227
     Income before
      income taxes         5,273      5,049       4,670     4,546
     Provision
     (benefit) for
     income taxes          1,767      1,697       1,519     1,443
     Net income         $  3,506   $  3,352    $  3,151  $  3,103

Per Share Data (1):
     Net income
      per share         $   0.70    $  0.67     $  0.63  $   0.62
     Cash dividends
      declared              0.28       0.28        0.28      0.26
     Book value at
      period end           20.79      20.34       20.00     19.79
     Market value
     (period end) bid      25.00      28.50       31.00     31.60

     Market value (bid):
          High             28.50      30.00       32.40     35.60
          Low              24.00      28.00       28.80     31.60



(1)  Historical amounts adjusted for  25% stock dividend paid
June 1, 1994.

PAGE

Item 8.   Financial Statements and Supplementary Data

     The independent auditor's report, and consolidated financial statements of Bankshares at December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, are provided on pages 27 through 45. Also included is management's report on responsibility for these financial statements.

PAGE

     FIRST FINANCIAL BANKSHARES, INC.
     MANAGEMENT'S REPORT
     ON RESPONSIBILITY FOR THE FINANCIAL STATEMENTS

The Management of First Financial Bankshares, Inc. is responsible for the preparation, integrity and fair presentation of its annual financial statements as of December 31, 1995 and 1994, and
for the three years in the period ended December 31, 1995.   The
financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by Management. Management has also prepared the other information included in this Annual Report and is responsible for its accuracy and consistency with the financial statements.

The annual financial statements referred to above have been audited by Arthur Andersen LLP, who has been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the Board of Directors. Management believes that all representations made to Arthur Andersen LLP during the audits were valid and appropriate.


Kenneth T. Murphy                  Curtis R. Harvey
Chairman of the Board, President   Executive Vice President
and Chief Executive Officer        and Chief Financial Officer




     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Financial Bankshares, Inc.:

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation), and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As explained in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company adopted Statement of
Financial Accounting Standards No. 109, "Accounting for
Income Taxes"; and changed its method of accounting for income taxes.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bankshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                      Arthur Andersen LLP
Dallas, Texas,
  January 10, 1996

PAGE

     FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1995 AND 1994


     ASSETS                           1995               1994

CASH AND DUE FROM BANKS         $   58,138,482    $    60,536,136

FEDERAL FUNDS SOLD                  26,360,000         23,100,000

     Total cash and
      cash equivalents              84,498,482         83,636,136

INTEREST-BEARING DEPOSITS
 IN BANKS                            1,387,025           198,000

INVESTMENT IN SECURITIES
  Securities held-to-maturity
  (market value of $430,100,959
   and $418,895,098 in 1995
   and 1994, respectively)         427,455,098       435,212,460
     Securities available-
      for-sale, at market value     26,248,730        28,031,932

LOANS                              481,214,361       425,560,623
     Less- Allowance for
      loan losses                     8,942,654         9,024,424

     Net loans                      472,271,707       416,536,199

BANK PREMISES AND EQUIPMENT,
  net                               30,069,579        29,466,438

OTHER ASSETS                         20,403,928        19,531,982

     Total assets               $ 1,062,334,549   $ 1,012,613,147

     LIABILITIES AND
      SHAREHOLDERS' EQUITY

NONINTEREST-BEARING DEPOSITS    $  207,412,278   $   200,912,655

INTEREST-BEARING DEPOSITS          732,229,437       700,016,977

     Total deposits                 939,641,715       900,929,632

DIVIDENDS PAYABLE                    1,554,717         1,399,220

OTHER LIABILITIES                    6,221,468         6,376,393

     Total liabilities             947,417,900       908,705,245

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $l0 par value;
     authorized 10,000,000 shares;
     issued and outstanding
     5,015,216 and 4,997,214
     shares in 1995 and 1994,
     respectively                   50,152,160        49,972,140
     Capital surplus                 36,870,604        36,863,701
     Retained earnings              28,062,779        17,769,812
     Unrealized loss
      on investment
      in securities available-
      for-sale, net                   (168,894)         (697,751)

     Total shareholders' equity     114,916,649       103,907,902

     Total liabilities and
      shareholders' equity      $ 1,062,334,549   $ 1,012,613,147

The accompanying notes are an integral part of these consolidated statements.

PAGE

     FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS

    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                      1995                1994              1993
INTEREST INCOME:
  Interest and fees
   on loans            $ 43,353,853   $ 35,482,131   $ 32,679,806
  Interest on invest-
   ment securities-
   Taxable               24,576,976     23,805,894     24,892,985
     Exempt from
     federal income tax     721,991        840,225        746,195
     Interest on
     federal funds
     sold and inter-
     est-bearing
     deposits in
     banks                1,902,622     1,287,557       1,530,914
                         70,555,442    61,415,807      59,849,900
INTEREST EXPENSE:
     Interest on
      time deposits      27,626,325    21,138,660      20,211,447
     Other                   28,747       125,352         121,559
                         27,655,072    21,264,012      20,333,006

     Net interest
     income              42,900,370    40,151,795      39,516,894

PROVISION (CREDIT)
 FOR LOAN LOSSES             55,500      (885,000)        508,010

     Net interest
      income after
      provision
     (credit) for
      loan losses        42,844,870    41,036,795      39,008,884

NONINTEREST INCOME:
     Trust department
      income              3,164,482     2,897,657       2,945,840
     Service fees on
      deposit accounts    5,786,169     5,504,997       5,529,706
     Gain on sale of
      foreclosed assets   2,078,168        20,759         201,079
     Other                3,246,839     3,170,005       3,019,816
                         14,275,658    11,593,418      11,696,441
NONINTEREST EXPENSE:
     Salaries and
      employee benefits  16,665,476    16,437,665      15,707,789
     Net occupancy
      expense             2,491,655     2,717,634       2,421,020
     Equipment expense    2,225,018     2,193,073       2,018,717
     FDIC assessments       998,077     1,982,894       1,941,014
     Correspondent bank
      service charges       872,247       876,209         896,368
     Other expenses       9,149,883     8,884,033       8,889,880
                         32,402,356    33,091,508      31,874,788

EARNINGS BEFORE
 INCOME TAXES            24,718,172    19,538,705      18,830,537

INCOME TAX EXPENSE        8,362,630     6,426,475       6,105,087

NET EARNINGS BEFORE
 CUMULATIVE ADJUSTMENT
 FOR CHANGE IN ACCOUNTING
 FOR INCOME TAXES        16,355,542    13,112,230      12,725,450

CUMULATIVE ADJUSTMENT
 FOR CHANGE IN
 ACCOUNTING FOR
 INCOME TAXES                -              -           1,023,595

NET EARNINGS           $ 16,355,542  $ 13,112,230    $ 13,749,045

EARNINGS PER
 SHARE BEFORE
 CUMULATIVE
 ADJUSTMENT
 FOR CHANGE IN
 ACCOUNTING
 FOR INCOME TAXES          $3.26          $2.62            $2.56

NET EARNINGS
 PER SHARE                 $3.26          $2.62            $2.77

The accompanying notes are an integral part of these consolidated statements.

PAGE

     FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                       Unrealized
                                                         Gain
                                                      (Loss) on
                                                      Investment
                                                    in Securities
              Common Stock        Capital    Retained  Available-
             Shares    Amount      Surplus  Earnings for Sale,Net
BALANCE,
 December 31,
 1992        3,616,865 $36,168,650 $6,575,877 $44,438,885 $   -

 Net
  earnings        -           -          -     13,749,045     -
 Stock
  issuances     23,386     233,860     48,388        -        -

 Cash
  dividends
  declared,
  $.96 per
  share            -          -           -     (4,490,093)   -

Cash paid for
 fractional
 shares
 resulting
 from stock
 dividend          -          -           -       (14,929)    -

Stock dividend,
 10%           338,516   3,385,160  9,324,119 (12,709,279)    -

BALANCE,
 December 31,
  1993       3,978,767  39,787,670  15,948,384 40,973,629     -

 Initial
  unrealized
  gain
  recorded on
  investment
  in securities
  available-
  for-sale, net    -          -            -         -    244,069

Net earnings       -          -            -   13,112,230     -

Stock issuances 23,695     236,950      25,525        -       -

Cash dividends
 declared,
 $1.10 per
 share             -          -             -  (5,462,207)    -

Cash paid for
 fractional
 shares re-
 sulting from
 stock dividend    -          -             -     (16,528)    -

Stock dividend,
 25%           994,752   9,947,520  20,889,792(30,837,312)    -

Change in
 unrealized
 gain(loss)
 on investment
 in securities
 available-
 for-sale, net     -           -           -        -   (941,820)

BALANCE,
 December 31,
 1994        4,997,214 49,972,140 36,863,701 17,769,812 (697,751)

 Net earnings      -           -           -  16,355,542    -

Stock
 issuances      18,002    180,020      6,903        -       -

Cash
 dividends
 declared,
 $1.21 per share   -          -           -   (6,062,575)    -

Change in
 unrealized
 gain(loss) on
 investment in
 securities
 available-
 for-sale, net     -          -            -         -   528,857

BALANCE,
 December 31,
 1995        5,015,216 50,152,160 36,870,604 28,062,779 (168,894)

     The accompanying notes are an integral part of these consolidated statements.

PAGE

     FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                            1995          1994             1993
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net earnings          $ 16,355,542   $ 13,112,230  $ 13,749,045
  Adjustments to
  reconcile net
  earnings to net
  cash provided by
  operating activities-
  Depreciation and
  amortization             2,730,346      3,318,666     2,510,135
  Provision (credit)
   for loan losses            55,500       (885,000)      508,010
  Premium amortization,
   net of discount
   accretion               2,575,325      4,960,847     5,524,023
  Loss (gain) on sale
   of securities              57,094        595,997      (47,992)
     Gain on sale of
      foreclosed assets   (2,078,168)       (20,759)    (201,179)
     Deferred federal
      income tax expense
     (benefit)               358,344       (109,434)  (1,170,687)
     Decrease (increase)
      in other assets     (1,288,053)      (906,556)    2,999,767
     Increase (decrease)
      in other liabilities   585,189       (251,211)  (2,818,756)
     Total adjustments     2,995,577      6,702,550     7,303,321

     Net cash provided by
      operating
      activities          19,351,119     19,814,780    21,052,366

CASH FLOWS FROM
 INVESTING ACTIVITIES:
     Net (increase)
     decrease in
     interest-bearing
     deposits in banks      (201,025)       589,000       194,000
     Payment for stock,
      net of cash and cash
      equivalents received
      through acquisition  (1,539,560)          -              -
     Cash and cash
      equivalents received
      through acquisition,
      net of payment
      for stock                  -              -       5,511,888
     Cash and cash
      equivalents
      received through
      purchase of assets
      and liabilities,
      net of cash paid          -               -      16,876,513
     Proceeds from sales
      of securities
      available-for-sale    5,483,872    11,649,196          -
     Proceeds from
      maturities of
      securities
      available-for-sale       36,518     9,155,976          -
     Proceeds from sales
      of investment
      securities                  -            -        8,897,440
     Proceeds from
      maturities of
      securities held-
      to-maturity         176,398,807    133,394,203  194,451,829
     Purchase of
     securities
     available-for-sale    (3,799,775)    (1,000,000)         -
     Purchase of
      securities held-
      to-maturity        (157,123,976) (166,593,978)(213,227,198)
     Net increase in
      loans               (50,756,608)   (4,177,658) (21,105,463)
     Capital expenditures  (3,078,140)   (2,394,923)  (3,643,838)
     Proceeds from sale
      of other assets       2,362,552        11,458    2,297,728
     Net cash used in
      investing activities(32,217,335)  (19,366,726)  (9,747,101)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
     Net increase in
     noninterest-bearing
     deposits               5,016,327     6,978,515     8,135,836
     Net increase
     (decrease) in
     interest-
     bearing deposits      15,491,521   (19,398,444) (24,538,060)
     Net decrease in
      other short-term
      borrowings           (1,059,131)      (96,857)     (83,177)
     Proceeds of stock
      issuances               186,923       262,475       282,248
     Dividends paid        (5,907,078)   (5,278,455)  (4,219,974)
     Net cash provided
      by (used in)
      financing activities 13,728,562   (17,532,766) (20,423,127)

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                  862,346   (17,084,712)  (9,117,862)

CASH AND CASH EQUIVALENTS,
  beginning of year        83,636,136   100,720,848   109,838,710

CASH AND CASH EQUIVALENTS,
  end of year             $84,498,482  $ 83,636,136 $ 100,720,848

The accompanying notes are an integral part of these consolidated statements.


PAGE

     FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     DECEMBER 31, 1995, 1994, AND 1993



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) is a multi-bank holding company, which owns (through its wholly-owned Delaware subsidiary) all of the capital stock of seven banks located in Texas as of December 31, 1995. Those subsidiary banks are First National Bank of Abilene; Hereford State Bank; First National Bank, Sweetwater; Eastland National Bank; First
National Bank in Cleburne; Stephenville Bank & Trust Co.; and Southwest Bank of San Angelo. Each subsidiary bank's primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located.

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the
reporting period.   Actual results could differ from those
estimates.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Investment in Securities

In May 1993, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), was issued. This statement requires management to classify debt and equity securities as held-to-maturity, available-for-sale, or trading based on their intent. Securities classified as held-to-maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities classified as available-for-sale are recorded at fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported in a separate component of shareholders' equity. Securities classified as trading are recorded at fair value, with unrealized gains and losses included in earnings. The Company adopted this statement effective January 1, 1994, and the resulting after-tax adjustment to equity of $244,069 increased investments by $375,491. The Company had no trading securities at December 31, 1995 or 1994.

Prior to January 1, 1994, the Company accounted for its investment in securities at amortized cost.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Unearned income on installment loans is recognized in income over the terms of the loans in decreasing amounts using a method that approximates the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely.

PAGE

The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon management's review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS
114), and No. 118, "Accounting by Creditors for
Impairment of a Loan - Income Recognition and Disclosures" (SFAS
118), as of January 1, 1995. The Company had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS 114 and 118. The impact of adopting these statements resulted in no additional allowance for loan losses. These standards require that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than that of the recorded investment in the loan, the impairment is recorded through a valuation allowance. On collateral dependent loans, the Company has adopted a policy that requires measurement of an impaired loan based on the fair value of the collateral. Other loan impairments will be measured based on the present value of expected future cash flows or the loan's observable market price. At December 31, 1995, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.

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

Per Share Data

Earnings per share are based on the weighted average number of common shares and common share equivalents outstanding in 1995, 1994, and 1993 of 5,015,216; 4,997,214; and 4,973,519,
respectively, adjusted retroactively for stock dividends and splits. Common share equivalents represent the dilutive effect of stock options. Additionally, dividends per share have been retroactively adjusted for the effect of stock dividends and splits.

Reclassifications

Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

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

PAGE

Accounting Standard Not Yet Adopted

In March 1995, Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued.
This statement requires that "long-lived assets and certain indentifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable." This statement applies to fiscal years beginning after December 15, 1995, and is not expected to have a material effect on the accompanying financial statements.

2.    CASH AND INVESTMENT SECURITIES:

Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. During 1995 and 1994, such average balances totaled approximately $12,052,000 and $12,226,000, respectively.

The amortized cost, estimated market values, and gross unrealized gains and losses of the Company's investment in securities as of December 31, 1995 and 1994, are as follows:




                              December 31, 1995
                                Gross      Gross
                              Unrealized Unrealized
                Amortized      Holding    Holding    Estimated
                Cost Basis      Gains      Losses    Fair Value
Securities held
 -to-maturity:
  U.S. Treasury
   securities
   and obligations
   of U.S.
   government
   corporations
   and agencies $358,287,502  $3,830,041 $1,507,614) $360,609,929

Obligations of
 states and
 political
 subdivisions     20,104,257      52,034   (166,227)   19,990,064

Mortgage-backed
 securities       36,598,419     503,931   (217,218)   36,885,132

Corporate bonds    7,746,376     142,613     (8,629)    7,880,360

Foreign secur-
 ities             4,718,544      30,376    (13,446)    4,735,474

Total investment
 in debt
 securities held-
 to-maturity    $427,455,098  $4,558,995$(1,913,134)(430,100,959)


Securities
 available-for-
 sale:
U.S. Treasury
 securities and
 obligations
 of U.S.
 government
 corporations
 and agencies    $ 3,995,027   $  31,975 $ (109,502) $ 3,917,500

Mortgage-backed
 securities       14,664,563     106,531   (109,864)   14,661,230

Total investment
 in debt
 securities
 available-
 for-sale         18,659,590     138,506   (219,366)   18,578,730

Other securities   7,670,000          -         -       7,670,000

Total investment
 in securities
 available-for-
 sale           $ 26,329,590   $ 138,506  $(219,366) $ 26,248,730


PAGE

                                December 31, 1994
                                Gross      Gross
                              Unrealized Unrealized
                   Amortized    Holding   Holding     Estimated
                   Cost Basis   Gains     Losses      Fair Value
Securities held-
 to-maturity:
 U.S. Treasury
 securities and
 obligations of
 U.S. government
 corporations
 and agencies     $392,359,163 $ 5,689 $(14,125,455)$ 378,239,397

Obligations of
 states and
 political
 subdivisions       17,396,179  10,103     (913,911)   16,492,371

Mortgage-backed
 securities         25,457,118   4,050   (1,297,838)   24,163,330

Total investment
 in debt
 securities held-
 to-maturity      $435,212,460 $19,842 $(16,337,204) $418,895,098


Securities
 available-for-
 sale:
 U.S. Treasury
 securities and
 obligations of
 U.S.government
 corporations
 and agencies     $ 14,531,306 $22,270 $  (454,770)  $ 14,098,806

Mortgage-backed
 securities         12,326,532  38,628    (673,300)    11,691,860

Total investment
 in debt
 securities
 available-
 for-sale           26,857,838  60,898  (1,128,070)    25,790,666

Other securities     2,243,820      -       (2,554)     2,241,266

Total investment
 in securities
 available-
 for-sale         $ 29,101,658 $ 60,898$(1,130,624)  $ 28,031,932


The Company invests in securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and asset-backed securities. The expected maturities of these securities at December 31, 1995, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 1995, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment in debt securities at December 31, 1995, included structured notes with an amortized cost basis of $16,554,000 and an estimated fair value of $16,060,000.

The amortized cost and estimated fair value of debt securities held-to-maturity at December 31, 1995, by contractual and expected maturity, are shown below.


                                   Amortized          Estimated
                                      Cost            Fair Value
Due within one year               $ 116,082,183    $ 115,228,610
Due after one year
 through five years                 285,530,745      288,950,284
Due after five years
 through ten years                   12,641,945       12,665,051
     Due after ten years             13,200,225       13,257,014

Total debt securities
 held-to-maturity                 $ 427,455,098    $ 430,100,959

PAGE

The amortized cost and estimated fair value of debt securities available-for-sale at December 31, 1995, by contractual and expected maturity, are shown below.


               Amortized      Estimated

                   Cost           Fair Value
Due within one year           $    993,025     $    1,025,000
Due after one year
 through five years              8,951,048          8,843,773
Due after five years
 through ten years               5,316,459          5,365,562
Due after ten years              3,399,058          3,344,395

 Total debt securities
  available-for-sale          $ 18,659,590     $   18,578,730

Securities carried at approximately $127,208,000 and $97,859,000 at December 31, 1995 and 1994, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.

During 1995 and 1994, sales from investments in securities that were classified as available for sale totaled $5,483,872 and $11,649,196, respectively. The gross realized gains and losses from those sales were $43,612 and $29,185, respectively, during 1995, and $100,706 and $696,703, respectively, during 1994.
Specific identification was used to determine cost in computing the realized gains and losses.


3.    LOANS AND ALLOWANCES FOR LOAN LOSSES:

Major classifications of loans are as follows:


                                   December 31,
                               1995           1994
Commercial, financial,
 and agricultural         $ 204,038,678  $ 173,410,963
Real estate -
 construction                16,730,451     11,244,692
Real estate - mortgage      108,464,767    115,172,072
Consumer                    159,091,663    132,781,581

                            488,325,559    432,609,308
Unearned income              (7,111,198)    (7,048,685)

Total loans               $ 481,214,361  $ 425,560,623


As of December 31, 1995, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS 114 are as follows:


                                          Recorded    Valuation
                                         Investment   Allowance
     Impaired loans-
         Valuation allowance required   $ 1,814,370   $ 567,738
         No valuation allowance
           required                            -           -

          Total impaired loans          $ 1,814,370   $ 567,738


The average recorded investment in impaired loans for the year ended December 31, 1995, was $2,387,565. The Company had approximately $1,991,000 in nonperforming assets at December
31, 1995, of which approximately $1,160,000 represented recorded investments in impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $333,574 during the year ended December 31, 1995, of which $137,672 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis in the year ended December 31, 1995, such income would have approximated $530,000.

PAGE

The allowance for loan losses as of December 31, 1995, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below:


     Allowance for loan losses provided for-
          Loans specifically evaluated
           as impaired                          $   567,738
          Unidentified impaired loans             8,374,916

          Total allowance for loan losses       $ 8,942,654


The allowance for loan losses is maintained at a level considered adequate to provide for estimated probable incurred losses resulting from loans. The allowance is reviewed periodically, and as losses are incurred and the amounts become estimable, they are charged to operations in the periods that they become known.

Changes in the allowance for loan losses are summarized as follows:


                                       December 31,
                              1995         1994         1993
Balance at beginning
 of year                $ 9,024,424  $ 9,013,387  $ 8,298,738
          Add:
 Allowance of acquired
  bank                       82,700       -           712,222
Provision for
 loan losses                 55,500       -           508,010
Loan recoveries             744,762    2,269,114    1,619,565
 Deduct:
Credit for loan losses          -       (885,000)         -
 Loan charge offs          (964,732)  (1,373,077)  (2,125,148)

Balance at end of year  $ 8,942,654  $ 9,024,424  $ 9,013,387


4.    BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment:


                             December 31,
                         1995           1994
     Land            $ 4,662,743   $  4,662,743
     Buildings        31,918,625     30,059,405
     Furniture
      and equipment   16,253,608     15,270,683
     Leasehold
      improvements     4,926,525      4,986,812

                      57,761,501     54,979,643
     Accumulated
      depreciation
      and
      amortization   (27,691,922)   (25,513,205)


                     $30,069,579   $ 29,466,438

5.    TIME DEPOSITS:

Time deposits of $100,000 or more totaled approximately
$115,525,000 and $105,887,000 at December 31, 1995 and 1994,
respectively. Interest expense on these deposits was approximately $5,718,000; $3,812,000; and $2,789,000 during 1995,
1994, and 1993, respectively.

PAGE

6.    INCOME TAXES:

The Company files a consolidated federal income tax return.
Income tax expense (benefit) is comprised of the following:


                      Year Ended December 31,

                                1995         1994          1993
Current federal income tax  $ 8,004,286  $ 6,535,909  $ 6,252,179
Deferred federal income tax     358,344    (109,434)    (147,092)

     Income tax expense     $ 8,362,630 $  6,426,475 $ 6,105,087


The provision for income tax expense (benefit), as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:


                                  As a Percent of Pretax Earnings
                                       1995     1994      1993
Expected tax expense                  35.0%     35.0%     35.0%
Reductions in taxes resulting from
interest income exempt from
federal income tax                    (1.0)     (1.5)     (1.5)
     Other                            (0.2)     (0.6)     (1.1)

     Income tax expense               33.8%     32.9%     32.4%


The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December
31, 1995 and 1994, are as follows:



                                     1995            1994
Deferred Tax Assets-
 Tax basis of loans in excess
 of financial statement basis    $ 2,914,134       $2,906,731
Nondeductible write-downs and
 adjustments to other
 real estate owned and
 repossessed assets                  103,319          246,654
Benefits of a subsidiary bank
 net operating loss carryforward     724,325          842,929
Recognized for financial
 reporting purposes but not
 for tax purposes-
Deferred compensation                256,213          222,754
Net unrealized loss on
 investments in securities
 available-for-sale                   90,942          375,712
Other deferred tax assets            325,301          147,945

 Total deferred tax assets
                                   4,414,234        4,742,725
Deferred Tax Liabilities-
 Financial statement basis
 of fixed assets in excess of
 tax basis                         1,696,501        1,371,726
Recognized for financial
 reporting purposes but not
 for tax purposes-
  Accretion on investments           202,071          233,571
  Pension plan contribution          400,804          305,230
Other deferred tax liabilities       142,904           98,526

  Total deferred tax liabilities   2,442,280        2,009,053

    Valuation allowance             (255,837)        (374,441)

  Net deferred tax asset         $ 1,716,117       $2,359,231

PAGE

At December 31, 1995, the First National Bank in Cleburne ("Cleburne"), a subsidiary bank, had a net operating loss carryforward for federal income tax purposes of approximately $2,069,000. In its consolidated return, subject to certain yearly limitations, the Company can utilize Cleburne's pre-acquisition net operating loss carryforward to offset future consolidated taxable income only to the extent Cleburne has future taxable income. If not used, the net operating loss carryforward expires as follows: $1,145,000 in 2001; $560,000 in 2002; and $365,000 in 2005.

The valuation allowance was established to recognize the uncertainty of realization of the benefit related to Cleburne's net operating loss carryforward. The following summarizes the changes in the allowance account:


                                               1995        1994
Valuation allowance at beginning of period  $ 374,441  $ 480,767

Reduction in valuation allowance
 based on current period utilization
 of net operating loss carryforward          (118,604)  (106,326)

Valuation allowance at end of period        $ 255,837  $ 374,441


7.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires the Company to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, over 90% of its assets and liabilities are considered financial instruments as defined in SFAS 107.
Many of the Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

Estimated fair values have been determined by the Company using the best available data, as generally provided in the Company's Regulatory Reports, and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1995 and 1994, were as follows:

      Financial instruments actively traded in a secondary market have been valued using quoted available market prices.



Estimated                                    Recorded

    Fair                                            Book

   Value                                         Balance
                  1995         1994         1995        1994
Cash and due
 from banks   $ 58,138,482 $ 60,536,136 $ 58,138,482 $ 60,536,136
Federal funds
 sold           26,360,000   23,100,000   26,360,000   23,100,000
Interest-
 bearing
 deposits in
 banks           1,387,025      198,000    1,387,025      198,000
Investment in
 securities    456,349,689  446,927,030  453,703,828  463,244,392


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



                     Estimated                   Recorded
                        Fair                       Book
                       Value                      Balance
                 1995         1994         1995          1994
Deposits with
 stated
 maturities   $387,971,182 $316,887,645 $386,379,149 $318,214,237
Deposits with
 no stated
 maturities    553,262,566  582,715,395  553,262,566  582,715,395
Net loans      474,805,015  415,973,405  472,271,707  416,536,199

PAGE

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

The Company's remaining assets and liabilities which, are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by SFAS 107 nor has the Company estimated its value. There is no material difference between the notional amount and the estimated fair value of off-balance-sheet unfunded loan commitments which, total approximately $122,891,000 and $119,496,000 at December 31, 1995
and 1994, respectively, and are generally priced at market at the time of funding. Letters of credit discussed in Note 9 have an estimated fair value based on fees currently charged for similar agreements. At December 31, 1995 and 1994, fees related to the unexpired term of the letters of credit are not significant.

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

The Company has an unused line of credit with a bank under which it may borrow up to $10,000,000 at the London Interbank Offered Rate plus 1%, adjusted for reserves and deposit insurance expense. The line of credit is unsecured and matures on May 30, 1996. The Company paid no fee to secure the unused line of credit and, accordingly, has not estimated a fair value of the unused line of credit at December 31, 1995 or 1994.

The Company leases portions of its banking premises and equipment under operating leases. Total rental expense for these leases was approximately $297,000, $340,000, and $358,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

The Company is a lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense was approximately $1,268,000, $1,265,000, and $1,289,000 for the years ended December 31, 1995, 1994, and 1993, respectively. At December 31, 1995, approximate future minimum lease commitments and lease receivables are summarized as follows:


                             Lease                     Lease
                           Commitments              Receivables
     1996                $    233,000            $     713,000
     1997                     145,000                  349,000
     1998                       4,000                  150,000
     1999                         -                    141,000
     2000                         -                     88,000
     2001 and thereafter          -                        -

               Total     $    382,000             $  1,441,000


9.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.
PAGE

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


                                                    Contract or
                                                  Notional Amount
     Financial instruments whose contract amounts
          represent credit risk-
             Commitments to extend credit           $122,891,000
             Standby letters of credit                 4,761,000


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The average collateral value held on letters of credit is 173%.


10.  CONCENTRATION OF CREDIT RISK:

The Company grants commercial, retail, agricultural, and residential loans to customers primarily in North Central and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the local economic sector.

11.  PENSION AND PROFIT SHARING PLANS:

The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and a percentage of the employee's qualifying compensation during the final years of employment. The Company's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards. Contributions are intended to provide not only for benefits attributed to service to date but, also for those expected to be earned in the future.

PAGE

The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheets at December
31, 1995 and 1994.


                                            December 31,
                                       1995             1994
Actuarial present value
 of benefit obligations:
  Accumulated benefit
   obligation, including
   vested benefits of
   $5,514,329 and
   $4,580,213 in 1995
    and 1994, respectively       $   5,787,473      $  4,786,799

Projected benefit obligation
 for service rendered to date    $  (6,645,480)     $ (5,347,357)
Plan assets at fair
 value, primarily corporate
 bonds and equity securities         7,444,923         6,401,823

Plan assets in excess of
 projected benefit
 obligation                            799,443         1,054,466
Unrecognized net gain from
 past experience
 different than that
 assumed and effects of
 changes in assumptions                 781,708           305,389
Unrecognized net asset at
 January 1, 1987,
 being recognized over
 10.7 years                           (273,591)         (392,094)

Prepaid pension cost
 included in other assets        $   1,307,560       $    967,761


Net pension cost (credit) for the years ended December 31, 1995, 1994, and 1993, included the following components:


                                   Year Ended December 31,
                             1995            1994           1993

Service cost -
 benefits earned
 during the period      $   443,934    $   398,106    $   358,084
Interest cost on
 projected benefit
 obligation                 449,581        427,889        369,861
Actual return on
 plan assets               (783,215)       59,728       (282,192)
Net amortization
 and deferral                48,889      (749,369)      (398,544)

Net periodic
 pension cost           $   159,189    $   136,354    $    47,209


The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:


                                       1995      1994      1993
Weighted average discount rate         7.5%      8.5%      8.5%
Rate of increase in future
 compensation levels                    7.5       8.5       8.5
Expected long-term rate
 of return on assets                    7.5       8.5       8.5


The Company also provides a profit sharing plan that covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company's contributions over a seven-year period. The Southwest Bank of San Angelo, a subsidiary bank, has a noncontributory profit sharing plan available to all regular employees who have completed six months of service. The plan is a defined contribution plan and contributions are at the discretion of the subsidiary's board of directors. The subsidiary also sponsors a defined contribution pension plan, whereby it matches 100% of employee contributions up to 4% of their compensation and 50% of contributions on the next 2% of compensation.

Costs related to the Company's defined contribution plans totaled
$1,369,000, $1,164,000, and $1,173,000 in 1995, 1994, and 1993,
respectively.
PAGE

12.  DIVIDENDS FROM SUBSIDIARIES:

At December 31, 1995, approximately $12,100,000 was available for the declaration of dividends by the Company's subsidiary banks without the prior approval of regulatory agencies.


13.  LOANS TO RELATED PARTIES:

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the years ended December 31, 1995 and 1994 (determined as of each respective year-end), follows:


                Balance at                           Balance at
                Beginning    Additional                 End
                of Period     Loans       Payments    of Period
Year ended
 December 31,
 1995         $ 28,926,409 $ 89,990,572 $ 91,712,555  $27,204,426

Year ended
 December 31,
 1994         $ 34,963,194 $110,152,085 $107,742,397 $37,372,882


In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.


14.  STOCK OPTION PLAN:

The Company has adopted an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 1995, the Company had reserved 273,589 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant, at a rate of 20% each year cumulatively during the 10-year term of the option. At December 31, 1995, 26,822 shares were exercisable.

An analysis of stock option activity for the years ended December
31, 1995 and 1994, is as follows:


                            Number         Option Price
                           of Shares         Per Share
Options outstanding at
 December 31, 1993          150,435         $ 8.62 - 32.00
    Canceled                   (625)         32.00
    Exercised               (25,019)          8.62 - 14.54
    Granted                     -                       -
Options outstanding at
 December 31, 1994          124,791           8.62 - 32.00
    Canceled                 (3,100)         14.54 - 32.00
    Exercised               (18,002)          8.62 - 14.54
    Granted                  30,950          32.00
Options outstanding at
 December 31, 1995          134,639         $ 8.62 - 32.00

Stock options have been adjusted retroactively for the effects of stock dividends and splits.


PAGE

15.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:

      Condensed Balance Sheets-December 31, 1995 and 1994

          ASSETS
                                          1995            1994
     Cash in subsidiary bank       $     687,235   $     453,214
     Investment securities            19,821,025      13,021,959
     Investment in
      subsidiaries, at equity         95,515,920      91,322,199
     Excess of cost over fair
      value of tangible assets
       acquired, net                     817,323         863,458
     Other assets                        422,491         213,741

     Total assets                  $ 117,263,994   $ 105,874,571

          LIABILITIES AND SHAREHOLDERS' EQUITY

     Total liabilities             $   2,347,345   $   1,966,669
     Shareholders' equity-
          Common stock                50,152,160      49,972,140
          Capital surplus             36,870,604      36,863,701
          Retained earnings           28,062,779      17,769,812
          Unrealized loss
           on investment
           in securities
            available-for-sale, net     (168,894)       (697,751)

             Total shareholders'
              equity                 114,916,649     103,907,902

     Total liabilities and
      shareholders' equity         $ 117,263,994   $ 105,874,571


     Condensed Statements of Earnings-
     For the Years Ended December 31, 1995, 1994, and 1993


                               1995           1994           1993
     Income-
      Cash dividends
      from subsidiary
       banks               $12,890,000    $10,265,000    $8,935,000
      Excess of earnings
       over dividends
       of subsidiary banks   3,664,864      3,332,171     5,376,282
      Other income           1,290,192        797,299       550,543
                            17,845,056     14,394,470    14,861,825
     Expenses-
      Salaries and
       employee benefits       936,527        888,538       829,148
      Franchise taxes            9,787          6,290         5,799
      Other
       operating expenses      619,022        608,758       505,323
                             1,565,336      1,503,586     1,340,270
     Earnings before
      income taxes          16,279,720     12,890,884    13,521,555

     Income tax benefit         75,822        221,346       251,862

     Net earnings before
      cumulative adjustment
      for change in
      accounting for
       income taxes         16,355,542     13,112,230   13,773,417

     Cumulative adjustment
      for change in
      accounting for
       income taxes                -               -       (24,372)

     Net earnings         $ 16,355,542   $ 13,112,230  $13,749,045

PAGE

     Condensed Statements of Cash Flows-
     For the Years Ended December  31, 1995, 1994, and 1993



                               1995           1994           1993
     Cash Flows from
      operating activities-
       Net earnings       $ 16,355,542   $ 13,112,230   $13,749,045
        Adjustments to
        reconcile net
        earnings to net
        cash provided by
         operating activities-
       Excess of earnings
        over dividends of
         subsidiary banks   (3,664,864)    (3,332,171)   (5,376,282)
           Depreciation         28,922         26,269        21,177
           Discount accretion,
            net of premium
             amortization     (709,081)       115,027       (30,616)
           Amortization of
            excess of cost
            over fair value
             of assets acquired 46,135         46,135        46,135
           Increase in
            other assets      (209,810)      (215,136)     (117,587)
           Increase
            in liabilities     225,179        209,490       461,298

         Net cash provided
          by operating
           activities       12,072,023      9,961,844     8,753,170

     Cash flows from
      investing activities-
       Acquisition of
        Stephenville
         Bank & Trust Co.          -              -      (7,750,000)
       Capital expenditures    (27,863)        (5,265)      (71,693)
       Proceeds from
        maturity
         of securities      58,813,961     18,350,000    20,800,000
       Purchases
        of securities      (64,903,945)   (23,298,035)  (17,495,313)

  Net cash used in
   investing activities    (6,117,847)    (4,953,300)    (4,517,006)

  Cash flows from
   financing activities-
    Proceeds of
     stock issuance           186,923        262,475        282,248
    Cash dividends paid    (5,907,078)    (5,278,454)    (4,219,974)

  Net cash used in
   financing activities    (5,720,155)    (5,015,979)    (3,937,726)

  Net increase (decrease)
   in cash and
    cash equivalents          234,021         (7,435)       298,438

     Cash in subsidiary
      bank at beginning
       of the year            453,214        460,649        162,211

     Cash in subsidiary
      bank at end of year  $  687,235     $  453,214      $ 460,649


16.  BUSINESS COMBINATIONS:

In July 1995, the Company, through a bank subsidiary, acquired Citizens State Bank in Roby,Texas ("Roby"), for $2,125,000 in cash. The fair market value of net assets acquired approximated the purchase price. The impact of Roby is not significant to the Company's financial statements.

In March 1994, the Company acquired for approximately 230,000 shares of its common stock substantially all of the outstanding shares of Concho Bancshares, Inc. ("Concho") and its wholly-owned subsidiary, Southwest Bank of San Angelo. The shareholders of Concho received 1.15 shares of the Company's common stock for each share of Concho common stock owned. The accompanying consolidated financial statements of the Company give effect to the merger, which has been accounted for as a pooling-of-interests. Accordingly, the accounts of Concho have been combined with those of the Company to reflect the results of these companies on a combined basis for all periods presented. PAGE

17.  CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows:


                                        Year Ended December 31,
                               1995              1994                1993
Supplemental cash flow
 information-
 Interest paid            $27,020,740        $ 21,076,643        $ 16,686,798
Federal income taxes paid   8,412,589           6,523,443           6,601,491

Schedule of noncash
 investing
 and financing
 activities-
  Assets acquired
   through foreclosure        369,951             271,602             688,518
Change in unrealized
  loss on investment in
  securities available-
  for-sale                    813,625           (1,069,727)               -


18.  SUBSEQUENT EVENTS:

In January 1996, the Company completed a business combination to be accounted for as a pooling-of-interests with Weatherford National Bancshares, Inc. ("Weatherford") and its wholly-owned subsidiary, Weatherford National Bank. In connection with the transaction, Weatherford shareholders exchanged substantially all of their common stock at the rate of one share of Weatherford common stock for 1.5 shares of the Company's common stock.

The following supplemental information presents the effects of the combination of the Company and Weatherford on the accompanying reported financial position and results of operations as of and for each of the three years ended December
31 (in thousands, except per share data):


                (Unaudited)
                                    1995            1994                1993
     Total assets              $ 1,126,293     $ 1,066,982         $ 1,069,389
     Total equity                  120,028        108,517              100,729
     Net interest income            47,000         42,205               41,442
     Net earnings                   17,016         13,960               14,833
     Earnings per share               3.19           2.62                 2.80


In January 1996, the Company also purchased substantially all of the outstanding stock of Citizens Equity Corporation, Inc. ("Citizens") and its subsidiary, Citizens National Bank of Weatherford, for approximately $7,500,000 in cash, along with the assumption of Citizens' debt of approximately $5,600,000 . The total purchase price exceeded the fair market value of net assets acquired by approximately $4,700,000, which is to be recorded by the Company as goodwill. This combination is to be accounted for as a purchase.

PAGE

Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial
Disclosure

     Arthur Andersen LLP has served as the Company's independent accountants since 1990. There have been no disagreements between management of Bankshares and its current independent accountants relating to accounting practices and procedures or financial disclosure.



          PART III

Item 10.  Directors and Executive Officers of the Registrant

     a.)  Election of Directors

     A Board of Directors is to be elected at the annual meeting. Each Director elected will hold office until the next annual meeting of the shareholders and until his or her successor shall be elected and qualified. Under the Bylaws of the Company, an individual may not stand for election or reelection as Director upon attainment of 72 years of age unless such individual owns at least 1% of the outstanding shares of the Company and is less than 75 years of age. While Bylaws of the Company fix the number of Directors at a number not less than three nor more than thirty, fourteen nominees are named and proposed by management. The reason that the number of Directors authorized exceeds the number of nominees is to avoid the necessity of amending the Bylaws of the Company each time that it would appear to be to the advantage of the Company to increase the number of its Directors. The proxies accompanying the proxy statement mailed to shareholders cannot be voted by the proxy committee for a greater number of persons than the number of nominees named. Other Directors could be elected after nominations from the floor at the annual meeting, if such nominees each receive a majority vote of the shareholders. Although the management of the Company does not contemplate that any of the nominees will be unable to serve, if such a situation arises prior to the annual meeting, the proxy committee will vote in accordance with its best judgment.

     During the last full year, four regular quarterly meetings of the Board of Directors were called and held. All directors except Mrs. Owen were able to attend at least 75% of the aggregate of the meetings of the Board of Directors and the meetings held by all committees of the Board on which they served.

     First Financial Bankshares, Inc. does not have a standing nominating or compensation committee of the Board of Directors. The Company has a standing Executive Committee whose responsibilities include functioning as a compensation committee and a nominating committee with appropriate recommendations to the entire Board. The Executive Committee met seven times during 1995 and, among other items, considered and took action on matters relating to its capacity as compensation and/or nominating committee. In its capacity as nominating committee, the Executive Committee will consider director nominations from security holders. There are no prescribed procedures that the security holder must follow. The Company has a Directors' Audit Committee that has the responsibility of acting on behalf of the Board in receiving and reviewing both internal and external audit reports. During 1995, the Audit Committee met three times. The Company also has an Administrative Committee for the Profit Sharing, Pension and Flexible Spending Account Benefit Plans. Pursuant to the 1992 Incentive Stock Option Plan for Key Employees of First Financial Bankshares, Inc. and its Subsidiaries, the Board of Directors has also appointed a Stock Option Committee composed of five members.
PAGE

     The names and principal occupations of Registrant's
Directors/nominees, together with the length of service as a Director are as follows:


                                    Years as     Principal Occupation
Name                 Age    Office  Director (1)During Last Five Years
Joseph E. Canon       53     Director     -    Executive Director,
                                               Dodge Jones Foundation
Mac A. Coalson        57     Director     -    Real Estate and Ranching
F. Scott Dueser (2)   42     Director     5    President and Chief
                                               Executive Officer,
                                               First National Bank
                                               of Abilene, Abilene,
                                               Texas*, since May 18, 1994;
                                                President, First National Bank
                                               of Abilene, Abilene,
                                               Texas*, January 15, 1991, to
                                               May 18, 1994;
                                               Executive Vice President, First
                                               National Bank of Abilene,
                                               Abilene, Texas*
Patrick N. Gerald    56     Director     15    Chairman and President, First
                                               National Bank, Sweetwater,
                                               Sweetwater,Texas*
Robert E. Hitt       71     Director     23    Investments
(2) (3) (4) (5)
Raymond A. McDaniel, 62     Director     4     McDaniel & Associates
  Jr. (3)
Bynum Miers (5)      59     Director     4     Ranching and Investments
Kenneth T. Murphy (2)58     Chairman,   24     See "Executive Officers" below
                            President
                            and Chief
                            Executive
                            Officer,
                            Director
Dian Graves Owen     56     Director     3     Chairman, Owen Healthcare, Inc.
James M. Parker      65     Director    23     President, Parker
(2) (3) (4)                                    Properties, Inc.
O.L. Schuch          70     Director     -     Investments
Craig Smith          53     Director     6     Chairman and President,
                                                Hereford State Bank, Hereford,
                                               Texas*
H.T. Wilson (2) (5)  68     Director    13     Chairman, Eastland National
                                               Bank, Eastland, Texas*
Walter F. Worthington69     Director     -     Chairman and President,
                                               Weatherford National Bank,
                                               Weatherford, Texas*

(1) The years indicated are the approximate number of years each person has continuously served as Director of the Company, or, prior thereto, of First National Bank of Abilene, which became a wholly-owned subsidiary of the Company in April 1973, when all the then Directors of First National Bank of Abilene became Directors of the Company.
(2)  This Director/Nominee is a member of the Executive Committee.
(3)  This Director/Nominee is a member of the Stock Option Committee.
(4) This Director/Nominee is a member of the Administrative Committee of the Company Profit Sharing and Pension Plan.
(5)  This Director/Nominee is a member of the Directors' Audit
Committee.


     b.)   Executive Officers



                         Term of           Years Served   Principal Occupation
Name               Age   Office     Office In Such Office  During Past 5 Years
Kenneth T. Murphy   58   Chairman,   1 year  9 years  Chairman, President and
                         President                    Chief Executive Officer;
                         and Chief                    Chairman, First National
                         Executive                    Bank of Abilene, Abilene
                         Officer                      Abilene, Texas*
Curtis R. Harvey    50   Executive   1 year  5 years  Executive Vice President
                         Vice Pres-                   and Chief Financial
                         ident and                    Officer
                         Chief Fin-
                         ancial
                         Officer
Tommy J. Barrow     48   Executive   1 year  1 year   Executive Vice President
                         Vice                         since October 1, 1995;
                         President                    President, First
                                                      National Bank of Andrews

*The bank shown is a subsidiary of the Company.


     c.)   Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of the forms furnished to the Company, the Company believes that during the 1995 fiscal year no Form 5s were required and all filing requirements applicable to its officers and directors were complied with.

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


     SUMMARY COMPENSATION TABLE


                                            Long Term
                                 Annual    Compensation
                              Compensation     Awards

                                              Number of
                                             Securities      All Other
                                             Underlying      Compensa-
Name and Principal
 Position               Year    Salary ($)   Options(#)(1)   tion($)(2)
Kenneth T. Murphy,
 Chairman, President    1995   $ 295,500         3,000   $   18,143
& CEO-First Financial
 Bankshares, Inc.       1994     277,000            -        17,605

                        1993     257,000         3,750       26,516

F. Scott Dueser,
 President & CEO        1995     173,250         2,000       20,397
First National Bank
 of Abilene             1994     168,000            -        18,380

                        1993     151,250          2,500      18,382

Patrick N. Gerald,
 Chairman and President 1995     137,500          1,000      19,561
 & CEO-First National
 Bank, Sweetwater       1994     137,500            -         8,186

                        1993     132,000          1,250      14,031

Craig Smith, Chairman
 and President          1995     132,000          1,000      19,700
& CEO-Hereford
 State Bank             1994     130,000             -       15,986

                        1993     124,500          1,250      15,299

Curtis R. Harvey,
 Executive Vice
 President              1995     124,000          1,000      14,829
& CFO-First Financial
 Bankshares, Inc.       1994     121,800            -        14,157

                        1993     117,000          1,250      13,050

(1)  Adjusted for stock splits and stock dividends.
(2)  The Company's contribution to Profit Sharing Plan.


     STOCK OPTIONS

At the 1992 Annual Meeting, the "1992 Incentive Stock Option Plan" was approved and adopted. The purposes of the Plan are to attract and retain key employees and to encourage employee performance by providing them with a proprietary interest in the Company through the granting of stock options. The maximum aggregate number of shares of the Company's common stock which may be issued under the Plan is 100,000, subject to adjustment for stock dividends and similar events. The 1992 Plan includes substantially the same features as the expired 1982 Plan and is administered by a Stock Option Committee appointed by the Board of Directors.

PAGE

The following table contains information concerning options granted during 1995 to the Company's chief executive officer and four other most highly compensated executive officers.

                                                         Option
Grants in Last Fiscal Year



                                           Potential Realizable

                                            Value at Assumed

                                         Annual Rates of Stock

                                           Price Appreciation for
                                           Individual Grants
                                          Option Term

                                                            % of
                                        Number of   Total
                                         Securities   Options
                                       Underlying Granted to
Exercise
                                           Options  Employees or
Base
                                           Granted   in Fiscal
Price     Expiration
Name                                   (#) (1)      Year
($/Sh)         Date            5% ($)         10% ($)
Kenneth T. Murphy              3,000        9.7%     $ 32.00
10/17/05      $ 51,822      $ 139,382
F. Scott Dueser                    2,000        6.5
32.00     10/17/05         34,548           92,921
Patrick N. Gerald                 1,000        3.2
32.00     10/17/05         17,274           46,461
Craig Smith                          1,000       3.2
32.00     10/17/05         17,274           46,461
Curtis R. Harvey                  1,000        3.2
32.00     10/17/05         17,274            46,461


(1) Granted under incentive stock option plan.


              The following table contains information concerning each exercise of stock options during the last fiscal year by each of the persons named below and the fiscal year-end value of unexercised options.

     Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values


                                             Number of
                                             Securities        Value of
                                              Underlying     Unexercised
                 Number of                   Unexercised    In-the-Money
                 Securities                 Options at FY-    Options at
                Underlying                    End(#)(1)       FY-End($)
              Shares Acquired    Value       Exercisable/   Exercisable/
Name            on Exercise(#) Realized($)  Unexercisable Unexercisable
Kenneth T. Murphy    6,173     $   112,161       3,500     $     57,330
                                                15,611           91,897
F. Scott Dueser        -             -             454            9,852
                                                 9,078           92,288
Patrick N. Gerald      -             -             681           14,778
                                                 4,993           50,754
Craig Smith            681          14,097          -                -
                                                 6,025           61,244
Curtis R. Harvey       619           9,724          -                -
                                                 3,487           22,037

PAGE

Pension Plan

   The Company's Pension Plan requires annual contributions sufficient to provide the pension benefits accruing to employees under the Plan. The annual benefit for a participant in the Pension Plan who retires on his normal retirement date is the Accrued Benefit at December 31, 1988, plus 1.25% of average compensation multiplied by years of service from January 1, 1989. "Average Compensation" is the average compensation during the 10 years immediately preceding the date of determination. Compensation means the total amount paid to an employee during the year including bonuses, commissions, and overtime pay, but excluding reimbursed expenses, director fees, group insurance benefits, and pension and profit sharing contributions. There are provisions in the Plan for early retirement with reduced benefits. There is no vesting of Plan benefits until a participant has 5 or more years of credited service with participating employers. Full (100%)vesting occurs upon the completion of 5 years of credited service or upon reaching age 65 without regard to credited service.

   The following table illustrates estimated retirement benefits under the Company's Pension Plan for persons in specified remuneration and years of service categories and which benefits are payable annually for life with 10 years certain. The benefits listed in the table are not subject to any deduction for social security or other offset amounts. This illustration does not reflect any benefit which a participant may have accrued at December 31, 1988.


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

     As of December 31, 1995, Mr. Murphy was credited with 25 years of service under the Company Pension Plan, Mr. Gerald was credited with 20 years of service, Mr. Smith was credited with 26 years of service, Mr. Dueser was credited with 19 years of service, and Mr. Harvey was credited with 5 years of service. The covered compensation of each of these officers and directors during 1995 was $150,000, $137,711, $132,591, $150,000, and
$125,746, respectively.

     In 1992 the Board of Directors approved a deferred compensation agreement between First Financial Bankshares, Inc. and Kenneth T. Murphy, Chairman, President and Chief Executive Officer. The agreement was made in recognition of his contribution to the success of the Company and as an inducement to remain, subject to the discretion of the Board of Directors, in the employ of the Company. The agreement provides that following retirement in December 2002, or such later date as may be mutually agreed upon by the parties, the Company would pay
Mr. Murphy, or his beneficiary, the sum of $6,250 per month for a period of 84 months. In 1995 the agreement was revised to provide for the sum of $8,750 per month for a period of 84 months. The increase serves to offset the reduction in Mr. Murphy's pension benefit resulting from a lower covered compensation amount now allowable under Federal tax law. The monthly amount is considered to be an appropriate level of supplemental income to partially offset Mr. Murphy's reduction in personal income following retirement and is based on an analysis of the difference in projected final year compensation and retirement compensation. The agreement also provides for 70% vesting at age 62, 80% vesting at age 63, and 90% vesting at age 64.

PAGE

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No person who served as a member of the Executive Committee in its capacity as compensation committee was, during the past fiscal year, an officer or employee of the Company or any of its subsidiaries, or had any relationship requiring disclosure except for Mr. Tom Wilson, who is a former subsidiary bank officer. However, committee members Robert Hitt and James Parker did obtain loans from a subsidiary bank during the past year. In each case, such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a Director of the Company.

     EXECUTIVE COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     During the past fiscal year the Company's executive compensation program was administered by the Executive Committee acting in the capacity of compensation committee. The Company's executive compensation program consists of base salary, profit sharing, and incentive stock options. With the exception of the Chief Executive Officer, and Mr. Dueser whose salary is reviewed in February and adjusted March 1, the base salaries for the executive officers named on page 48 are reviewed in December of each year with adjustments made effective January 1.
Included among the factors which the Committee considers when approving annual base salaries are: attainment of planned goals and objectives, scope of responsibility (asset size of subsidiary bank and/or degree of influence on the Company's profitability and operations), tenure with the Company, evaluation input from subsidiary bank directors, and relationship of base salary to the base salaries of other members of the executive officer group.

     The base salary for Mr. Murphy was reviewed in March 1995 with an adjustment made effective April 1, 1995. The increase was based on the following factors:

     -    The Company's financial performance for 1995.
     - Performance of Chief Executive Officer's duties which relate primarily to leading and managing the Company within the broad guidelines set by the Board of Directors.
     - Base salary compared to SNL Securities, Inc. compensation survey data for chief executive officers of similar size organizations within the industry.
     - Subjective evaluations of Mr. Murphy's contribution to the overall success of the Company.

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

Robert E. Hitt                     H.T. Wilson
James Parker

PAGE

     The line graph below compares cumulative total shareholder return with a performance indication of the overall stock market, the S&P 500 Stock Index, and a nationally-recognized banking industry index, the Keefe, Bruyette and Woods, Inc. (KBW) 50 Total Return Index,which is comprised of fifty of the nation's top banking companies.





     The referenced performance graph has been filed separately with the SEC under Form SE because the graphical interface cannot be electronically transferred.

































PAGE

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     (a)  Security ownership of certain beneficial owners.

     At December 31, 1995, management was not aware of any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is the beneficial owner of more than five percent (5%) of the Company's common stock. However, First National Bank of Abilene, First National Bank, Sweetwater, and Stephenville Bank & Trust Co. held of record in various fiduciary capacities an aggregate of 1,096,595 shares of such stock. Of the total shares held, these subsidiaries of capacities an aggregate of 1,096,595 shares of such stock. Of the total shares held, these subsidiaries of the Company had sole power to vote 527,905 shares (10.5%), 79,260 shares (1.6%), and 1,125 shares (-%), respectively. In addition, First National Bank of Abilene and First National Bank, Sweetwater shared, with other persons, the power to vote the remaining 485,252 shares and 3,052 shares, respectively. All the shares held by each subsidiary bank, which are registered in its name as fiduciary or in the name of its nominee, are owned by many different accounts, each of which is governed by a separate instrument that sets forth the powers of the fiduciary with regard to the securities held in such accounts.


     b.)  Security ownership of management

     Set forth in the following table is certain information as of March 6, 1996 as to the number of shares of Common Stock beneficially owned by each Director of the Company, by each nominee for election as a director, by the Company's executive officers, and by the officers and directors of the Company as a group.


                           Number of Shares
                            Beneficially        Percent
Name                           Owned            of Class
Joseph E. Canon                 2,542                -
Mac A. Coalson                 60,213              1.1
F. Scott Dueser                33,894              0.6
Patrick N. Gerald              19,041              0.4
Robert E. Hitt                 51,798              0.9
Raymond McDaniel, Jr.          14,696              0.2
Bynum Miers                    13,453              0.2
Kenneth T. Murphy              56,251              1.0
Dian Graves Owen               13,595              0.2
James M. Parker               202,655              3.8
O. L. Schuch                   15,878              0.3
Craig Smith                    25,140              0.5
H. T. Wilson                   50,286              0.9
Walter F. Worthington          86,618              1.6
Curtis R. Harvey                1,444                -
Tommy J. Barrow                   200                -

   All Officers and
    Directors as a group      648,323             12.1


     c.)  Changes in control

     There have been no events to the Registrant's knowledge which have or will result in a change of control of the Registrant.

PAGE

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

     An 8-K Current Report was filed during the fourth quarter of 1995 with regard to the Stock Exchange Agreement between Registrant, Weatherford National Bancshares, Parker Bancshares, and Weatherford National Bank.

     The Registrant's Articles of Incorporation and Bylaws and material contracts have been filed with the Securities and Exchange Commission in "Exhibits to Form S-15" under Registration
No. 2-73141.

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

     1.   Amendment to Registrant's Bylaws effective January 28,
1992, relative to emeritus directors.

     2.   Deferred Compensation Agreement between Bankshares and
Kenneth T. Murphy, Chairman, President and Chief Executive
Officer of the Registrant.

          The following document was filed with the Form 10-K
Annual Report for the fiscal year ended December 31, 1994

     1.   Amendment to Registrant's Bylaws effective April 26,
1994.

          Listed below are the exhibits filed with this report:

     1.   Subsidiaries of Registrant

     2.   Revised Deferred Compensation Agreement between
Bankshares and Kenneth T. Murphy, Chairman, President and Chief
Executive Officer of the Registrant.
PAGE

          SUBSIDIARIES OF REGISTRANT



                           Place of          Percentage of Voting
Name of Subsidiary        Organization          Securities Owned

First Financial Bankshares
of Delaware, Inc.         Delaware           100%


First Financial
 Investments, Inc.        Texas              100%

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

The First National
 Bank in Cleburne         Texas              100%*
Cleburne, Texas

Stephenville Bank & Trust Texas              100%*
Stephenville, Texas

Southwest Bank
 of San Angelo            Texas              100%*
San Angelo, Texas


*  By First Financial Bankshares of
   Delaware, Inc.


All subsidiaries (other than First Financial Investments, Inc.
which, as of December 31, 1995, had not yet been formally organized) are included in the consolidated financial statements.

PAGE

     DEFERRED COMPENSATION AGREEMENT


     THIS AGREEMENT is made and restated this 28th day of December, 1995, by and between FIRST FINANCIAL BANKSHARES, INC. (formerly FIRST ABILENE BANKSHARES, INC.), a Texas corporation, with its principal place of business in Abilene, Taylor County, Texas, hereinafter called "Corporation," and KENNETH T. MURPHY, a resident of Abilene, Taylor County, Texas, hereinafter called "Employee."

     RECITALS:

     A. On or about October 28, 1992, Corporation and Employee entered into that certain Deferred Compensation Agreement (the "Compensation Agreement") in recognition of the capable and efficient manner in which Employee, as Corporation's Chief Executive Officer, has managed the business of Corporation and as an inducement to Employee to remain in the employ of Corporation (subject, however, to the discretion of the Corporation's Board of Directors) by compensating Employee beyond his regular salary and other benefits for services rendered or to be rendered to Corporation.

     B. On or about November 28, 1994, Corporation, as a further inducement to Employee to remain in the employ of Corporation, did amend the Compensation Agreement so as to provide assurance to Employee that any change in control of Corporation which may result, directly or indirectly, in termination of Employee's employment by Corporation (or any successor in interest to the Corporation) would not result in loss of, or any reduction in the amount of, the deferred compensation which Employee would otherwise be entitled to receive under the Compensation Agreement.

     C. Employee has continued to serve as a Director of Corporation and as its Chief Executive Officer at all times since the date of the Compensation Agreement and has fulfilled all of his obligations thereunder as of the date hereof.

     D. Corporation, being satisfied with the manner in which Employee has continued to perform his duties and carry out his responsibilities as an officer and Director of Corporation, and as a further inducement to Employee to remain in the employ of Corporation, desires to restate the Compensation Agreement, as heretofore amended, and to further amend said Agreement to provide an increase of TWO THOUSAND FIVE HUNDRED DOLLARS ($2,500) per month to be paid to Employee in the event he achieves the condition for full payment under the Compensation Agreement.

     NOW, THEREFORE, in consideration of the premises and of the provisions hereinafter set forth, the parties agree as follows:

     1. Continuation of Employment. At the discretion of the Board of Directors of Corporation, Employee shall continue in the employ of the Corporation until December 31, 2002, or until such later date as may be mutually agreed upon by the parties.

     2. Compensation. The Corporation shall pay the Employee such salary as the Board of Directors of Corporation may from time to time determine, together with such amount of deferred compensation payable as provided in provisions hereinafter set forth, unless forfeited by the occurrence of any of the events of forfeiture hereinafter set forth.

     3.   Deferred Compensation.

               a. Subject to the provisions of Paragraphs 4 and 5 below, commencing on the 1st day of January, 2003, or the first day of the month following Employee's retirement, whichever occurs later, the Corporation shall pay to the Employee as deferred compensation the sum of EIGHT THOUSAND SEVEN HUNDRED FIFTY DOLLARS ($8,750) per month for a period of 84 months.

               b. In the event of the death of Employee before all 84 monthly installments are made, the unpaid balance will continue to be paid in installments for the unexpired portion of such 84-month period to his designated beneficiary in the same manner as set forth above.

PAGE

               c. If the Employee's employment is terminated because of death or disability prior to the commencement of the payment of deferred compensation to Employee, the Corporation shall pay to the beneficiary designated by the Employee or to the Employee, as the case may be, on the first day of the month following such termination, EIGHT THOUSAND SEVEN HUNDRED FIFTY DOLLARS ($8,750) for a period of 84 months. For purposes ofthis Agreement, the Employee shall be considered disabled on the date the Board of Directors determines the Employee, because of a physical or mental disability, will be unable to perform the duties of his customary position of employment for an indefinite period which the Board of Directors considers will be of long continued duration.

               d.   If the designated beneficiary shall die
before a total of 84 monthly installments are made by the Corporation, the unpaid balance will continue to be paid in installments for the unexpired portion of such 84-month period to the estate of such designated beneficiary.

               e. The beneficiary referred to in this paragraph may be designated or changed by Employee (without the consent of any prior beneficiary) on the form provided by the Corporation and delivered to the Corporation before his death. If no such beneficiary shall have been designated or if no designated beneficiary shall survive the Employee, the installment payments payable hereunder shall be payable to the Employee's estate.

               f. During the period of deferred compensation, other employee benefits of the Corporation shall be provided to Employee at the sole election and determination of the Board of Directors of Corporation.

     4.   Early Commencement of Deferred Compensation.
               a. No payment of deferred compensation shall be made to Employee if his employment terminates prior to his attaining age 62 for any reason other than death or disability.

               b. Subject to the provisions of Paragraph 5 below, if Employee's employment terminates prior to his attaining age 65, but after he has attained age 62, for any reason other than death or disability, then commencing on the first day of the month following such termination, the Corporation shall pay deferred compensation in accordance with the provisions of Paragraph 3 above, with the exception that the amount of deferred compensation payable shall be reduced for the term of payout in accordance with the following schedule:

               Age of Employee          Percentage of Deferred
               at Termination              Compensation Payable
                of Employment               Under Paragraph 3
               62                                       70%
               63                                       80%
               64                                       90%


               c.   Notwithstanding the provisions of
Subparagraphs a. and b. above,but subject to the provisions of Paragraph 5 below, Employee shall, on the first day of the month following termination of employment, be entitled to receive all of the deferred compensation described in Paragraph 3 above in the event (1) that the Corporation shall be merged or consolidated with another corporation or other organization, or
(2) that all, or substantially all, of the assets of the Corporation (including, but not limited to, the shares of the Corporation's subsidiary banks) shall be acquired by another corporation or other organization, or (3) that majority ownership or control of the Corporation shall be otherwise transferred to, or acquired by, any one or more persons, firms or corporations as the result of a single transaction or closely-related series of transactions; provided, that there shall be excluded from the transactions or occurrences described in (1)-(3) any merger, consolidation,sale, transfer or other change in ownership or control of the Corporation or its principal assets as a result of any reorganization of the Corporation and its subsidiaries effected by the Corporation itself.

     5. Forfeiture of Deferred Compensation. No payment of deferred compensation shall be made to Employee, and all rights under this Agreement shall be forfeited, if his employment shall be terminated by the Corporation as a result of the Employee's action or failure to act which in the opinion of the Board is materially adverse to the best interest of the Corporation.

PAGE

     6. Rights of Employee and Any Beneficiary. Nothing contained in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind or a fiduciary relationship between the Corporation and the Employee, his designated beneficiary or any other person. Any funds which may be set aside by the Corporation to meet its obligations under this Agreement shall continue for all purposes to be a part of the general funds of the Corporation and no persons other than the Corporation shall by virtue of the provisions of this Agreement have any interest in such funds. To the extent that any person acquires a right to receive payments from the Corporation under this Agreement, such rights shall be no greater than the right of any unsecured general creditor of the Corporation. The Employee and any beneficiary of the Employee shall have no vested, secured or preferred interest in any of the Corporation's assets, but will only have a contractual right to receive payments provided for in this Agreement. The right to receive payments under this Agreement may not be anticipated, commuted, transferred, assigned or otherwise encumbered. The rights of the Employee under this Agreement and/or of any beneficiary of the Employee shall be solely those of an unsecured creditor of the Corporation.

     7. Effect of Benefits. The benefits to be provided hereunder are future and contingent, and shall be in addition to Employee's annual salary as determined by the Board of Directors of the Corporation. This Agreement shall not affect the right of Employee to participate in any current or future Corporation retirement plan or in any supplemental compensation arrangement which constitutes a part of the Corporation's regular compensation structure. Any deferred compensation payable under this Agreement shall not be deemed salary or other compensation to the Employee for the purpose of computing benefits to which he may be entitled under any pension plan or other arrangement of the Corporation for the benefit of its employees.

     8. No Promise of Future Employment. Nothing contained herein shall be construed as conferring upon the Employee the right to continue in the employ of the Corporation as an officer or in any other capacity.

     9. Reorganization. The Corporation agrees that it will not merge or consolidate with any other company or organization, or permit its business activities to be taken over by any other organization unless and until the succeeding or continuing company or other organization shall expressly assume all obligations and liabilities herein set forth.

     10. Amendment. This Agreement may be revoked or amended in whole or in part only by a written instrument signed by both of the parties hereto.

     11. Interpretation. The Board of Directors of the Corporation shall have full power and authority to interpret, construe and administer this Agreement, and the Board's interpretation and construction thereof, and actions thereunder shall be binding and conclusive to all persons for all purposes. No members of the Board shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Agreement unless attributable to his own willful misconduct or lack of good faith.

     12. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the Corporation, its successors and assigns, and the Employee, his designated beneficiary, heirs, executors, administrators and legal representatives.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

ATTEST:   FIRST FINANCIAL BANKSHARES, INC.

By: /S/ SANDY LESTER                    By: /S/ CURTIS R. HARVEY

SANDY LESTER                           CURTIS R. HARVEY
Secretary                              Executive Vice President

                                                    "CORPORATION"



By:/S/ KENNETH T. MURPHY

KENNETH T. MURPHY


                                                      "EMPLOYEE"

PAGE

     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
(Registrant)


By:/S/ KENNETH T. MURPHY                By:/S/ CURTIS R.HARVEY


KENNETH T. MURPHY, Chairman            CURTIS R. HARVEY,
of the Board, President,                Executive Vice President
Chief Executive Officer and            Chief Financial Officer,
Director                               Controller and Chief
                                 Accounting Officer

Date:     March  12 , 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                         TITLE                      DATE



/S/ F. SCOTT DUESER          Director          March 19 , 1996
F. Scott Dueser

/S/ PATRICK N. GERALD        Director          March   6 , 1996
Patrick N. Gerald

/S/ ROBERT E. HITT           Director          March 19 , 1996
Robert E. Hitt


                             Director          March     , 1996
Joe B. Matthews

/S/ RAYMOND A. MCDANIEL, JR. Director          March 19 , 1996
Raymond A. McDaniel, Jr.

/S/ BYNUM MIERS              Director          March 19 , 1996
Bynum Miers


                              Director         March     , 1996
Dian Graves Owen

/S/ JAMES M. PARKER           Director         March 19 , 1996
James M. Parker

/S/ O. L. SCHUCH              Director         March 12 , 1996
O. L. Schuch

/S/ CRAIG SMITH               Director         March 21 , 1996
Craig Smith

/S/ H. T. WILSON              Director         March 19 , 1996
H.T. Wilson