Form 10-Q
period 1996-03-31
FIRST FINANCIAL BANKSHARES INC
filed 1996-05-14
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

                           QUARTERLY REPORT

                  PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                    Commission File Number
   March 31, 1996                                                 0-7674


                    FIRST FINANCIAL BANKSHARES, INC.
         (Exact Name of Registrant as Specified in its Charter)


           Texas                                               75-0944023
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

400 Pine Street, Abilene, Texas                                   79601
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

         There were 5,348,697 shares of common stock outstanding as of May 1, 1996.

                            TABLE OF CONTENTS

                                 PART I


                          FINANCIAL INFORMATION

    Item                                                            Page




      1.     Financial Statements                                     4


      2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     10


             Signatures                                              12

                                 PART I


                          FINANCIAL INFORMATION


Item 1.   Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 1996, December 31, 1995, and March 31, 1995, and the consolidated statements of earnings, the consolidated statements of changes in stockholders'equity, and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995, follow on pages 4 through 9.

               FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                                      March 31,                      December 31,
                                                       -------------------------------------
                                                              1996                 1995   (1)            1995   (1)
                                                       ----------------       --------------      ----------------
ASSETS
  Cash and due from banks                              $     60,427,063       $   61,743,144      $     60,858,959
  Interest-bearing deposits in banks                          1,380,383              198,508             1,477,025
  Federal funds sold                                         27,021,551           15,165,000            31,685,000
  Investment securities:
      Securities held to maturity (approximate
       market value of $483,505,037 and
       $445,788,184 at March 31, 1996 and 1995,
       and $454,033,240 at December 31, 1995)               484,770,202          456,619,598           451,553,429
      Securities available for sale, at
       approximate market value                              30,108,591           15,483,432            29,563,133
                                                       ----------------       --------------      ----------------
              Total investment securities                   514,878,793          472,103,030           481,116,562

  Loans                                                     543,192,148          459,337,057           514,695,730
      Less:   Allowance for loan losses                      10,222,116            9,169,184             9,598,024
              Unearned discount                               9,201,624            7,585,923             7,362,115
                                                       ----------------       --------------      ----------------
      Net loans                                             523,768,408          442,581,950           497,735,591
  Bank premises and equipment-net                            34,431,908           30,882,346            31,776,992
  Goodwill                                                    5,702,786            1,162,937             1,106,052
  Other assets                                               21,131,701           19,800,756            20,130,839
                                                       ----------------       --------------      ----------------

TOTAL ASSETS                                           $  1,188,742,593       $1,043,637,671      $  1,125,887,020
                                                       ================       ==============      ================

LIABILITIES
  Noninterest-bearing deposits                         $    209,821,076       $  190,694,443      $    218,784,465
  Interest-bearing demand deposits                          303,888,769          288,366,036           312,163,265
  Interest-bearing time deposits                            540,827,560          443,569,639           466,630,618
                                                       ----------------       --------------      ----------------
      Total deposits                                      1,054,537,405          922,630,118           997,578,348

  Short-term borrowings                                         120,000               65,000                85,000
  Dividends payable                                           1,656,968            1,401,702             1,554,717
  Other liabilities                                           9,756,756            8,297,188             6,641,308
                                                       ----------------       --------------      ----------------
      Total liabilities                                   1,066,071,129          932,394,008         1,005,859,373

SHAREHOLDERS' EQUITY
  Capital stock-$10 par value;
   10,000,000 shares authorized                              53,462,970           53,300,540            53,391,930
  Capital surplus                                            36,879,772           36,865,955            36,870,604
  Retained earnings                                          32,704,620           21,568,675            29,917,274
  Unrealized (loss) on investment
      securities available for sale                            (375,898)            (491,507)             (152,161)
                                                       ----------------       --------------      ----------------
      Total shareholders'equity                             122,671,464          111,243,663           120,027,647
                                                       ----------------       --------------      ----------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                  $  1,188,742,593       $1,043,637,671      $ 1,125,887,020
                                                       ================       ==============      ================

(1) Restated to reflect pooling-of-interests.


             FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF EARNINGS


                                                                                     Three Months Ended
                                                                                           March 31,
                                                                            ------------------------------------
                                                                                 1996                  1995  (1)
                                                                            --------------        --------------
INTEREST INCOME
  Loans, including fees                                                     $   13,011,804        $   10,653,248
  Investment income-taxable                                                      7,160,785             6,385,734
  Investment income-tax exempt                                                     228,439               214,244
  Interest on interest bearing deposits                                             29,372                 2,553
  Interest on federal funds sold and other                                         549,614               358,721
                                                                            --------------        --------------
         Total interest income                                                  20,980,014            17,614,500

INTEREST EXPENSE
  Interest-bearing deposits                                                      8,395,987             6,543,849
  Short-term borrowings                                                             29,458                13,050
                                                                            --------------        --------------
         Total interest expense                                                  8,425,445             6,556,899
                                                                            --------------        --------------

NET INTEREST INCOME                                                             12,554,569            11,057,601
  Provision for loan losses                                                        518,000                20,000
                                                                            --------------        --------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                                      12,036,569            11,037,601

NONINTEREST INCOME
  Trust fees                                                                       859,602               769,437
  Service fees on deposit accounts                                               1,811,467             1,518,370
  Net gain on sale of foreclosed assets                                             95,691                 6,266
  Other                                                                            937,837               874,630
                                                                            --------------        --------------
         Total noninterest income                                                3,704,597             3,168,703

NONINTEREST EXPENSE
  Salaries and employee benefits                                                 4,853,335             4,261,608
  Net occupancy and equipment expenses                                             737,595               616,494
  Equipment expense                                                                660,905               530,234
  FDIC assessments                                                                   4,752               516,976
  Correspondent bank service charges                                               224,730               217,268
  Other                                                                          2,505,813             2,364,637
                                                                            --------------        --------------
         Total noninterest expense                                               8,987,130             8,507,217
                                                                            --------------        --------------

EARNINGS BEFORE INCOME TAXES                                                     6,754,036             5,699,087
  Provision for income tax                                                       2,309,722             1,908,924
                                                                            ---------------       --------------

NET EARNINGS                                                                $    4,444,314        $    3,790,163
                                                                            ==============        ==============

EARNINGS PER SHARE (2)                                                      $         0.83        $         0.71
                                                                            ==============        ==============

DIVIDENDS PER SHARE (3)                                                     $         0.31        $         0.28
                                                                            ==============        ==============

  (1)    Restated to reflect pooling-of-interests.
  (2) Earnings per share are calculated using weighted average shares outstanding for each period presented with the prior period restated to reflect acquisition of Weatherford National Bancshares, Inc. through a pooling of interests on January 17, 1996.
  (3) Dividends per share are calculated using actual number of shares outstanding at the end of each period presented.


            FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                      Unrealized
                                                                                                     Gain (Loss)
                                                                                                    On Investment        Total
                                                                                                     Securities          Share-
                                      Capital Stock                 Capital           Retained       Available          holders'
                                 Shares            Amount           Surplus           Earnings        for Sale          Equity


Balances at
 December 31, 1994 (1)         5,321,191       $ 53,211,910       $ 36,863,701      $ 18,964,236   $    (681,018)   $ 108,358,829

Net earnings - year to date (1)                                                       17,015,613                       17,015,613

Cash dividends                                                                        (6,062,575)                      (6,062,575)

Exercise of stock options         18,002            180,020              6,903                                            186,923

Change in unrealized
 gain (loss)                                                                                             528,857          528,857
                               ---------       ------------       ------------      ------------   -------------    -------------

Balances at
 December 31, 1995             5,339,193         53,391,930         36,870,604        29,917,274        (152,161)     120,027,647

Net earnings - year to date                                                            4,444,314                        4,444,314

Cash dividends                                                                        (1,656,968)                      (1,656,968)

Exercise of stock options          7,104             71,040              9,168                                             80,208

Change in unrealized
 gain (loss)                                                                                            (223,737)        (223,737)
                               ---------       ------------       ------------      ------------   -------------    -------------

Balances at
 March 31, 1996                5,346,297       $ 53,462,970       $ 36,879,772      $ 32,704,620   $    (375,898)   $ 122,671,464
                               =========        ===========        ===========       ===========    ============     ============




(1)  Restated to reflect pooling-of-interests.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Three Months Ended
                                                                                                    March 31,
                                                                                   --------------------------------------
                                                                                        1996                      1995 (1)
                                                                                   -------------            -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                 $    4,444,314           $    3,790,163
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization                                                 1,018,854                  693,438
         Provision for loan losses                                                       518,000                   20,000
         Premium amortization, net of discount accretion                                 695,175                  830,055
         Gain on sale of foreclosed assets                                               (95,691)                   6,266
         Deferred federal income tax expense (benefit)                                  (351,376)                   2,934
         (Increase) decrease in other assets                                             532,127                 (678,530)
         Increase in other liabilities                                                 2,658,831                2,613,011
                                                                                   -------------            -------------
              Total adjustments                                                        4,975,920                3,487,174
                                                                                   -------------            -------------
         Net cash provided by operating activities                                     9,420,234                7,277,337
                                                                                   -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest-bearing deposits in banks                       691,642                     (508)
     Cash payment for stock, net of cash and
      cash equivalents acquired through acquisition                                   (4,554,417)                    -
     Proceeds from sale of securities available for sale                                    -                   4,119,844
     Proceeds from maturity of securities available for sale                             667,328                1,020,086
     Proceeds from maturity of securities held to maturity                            56,288,372               40,677,049
     Purchase of securities available for sale                                        (2,966,531)              (1,938,082)
     Purchase of securities held to maturity                                         (44,107,826)             (25,602,552)
     Net increase in loans                                                             9,436,459               (5,087,706)
     Capital expenditures                                                             (1,117,513)                (593,790)
     Proceeds from sale of assets                                                        297,620                   72,546
                                                                                   -------------            -------------
         Net cash used in investing activities                                        14,635,134               12,666,887
                                                                                   -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-bearing deposits                                    (23,121,209)             (18,717,510)
     Net decrease in interest-bearing deposits                                        (4,114,557)              (8,902,560)
     Net decrease in short-term borrowings                                              (440,438)              (1,079,131)
     Proceeds from stock issuances                                                        80,208                   90,884
     Dividends paid                                                                   (1,554,717)              (1,399,220)
                                                                                   -------------            -------------
         Net cash used in financing activities                                       (29,150,713)             (30,007,537)
                                                                                   -------------            -------------

     Net decrease in cash and cash equivalents                                        (5,095,345)             (10,063,313)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        92,543,959               86,971,457
                                                                                   -------------            -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   87,448,614           $   76,908,144
                                                                                   =============            =============

(1)  Restated to reflect pooling-of-interests.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     ------------------------------------
                                                                                         1996                    1995 (1)
                                                                                     -----------             ------------

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

   Assets acquired through foreclosure                                               $    29,581             $    200,632

   Loans to finance sales of other real estate                                              -                      27,450

   Change in unrealized (loss) on investment securities
    available for sale                                                                  (215,947)                 192,331

   The Company acquired all of the capital stock of
    Weatherford  National Bancshares, Inc. in exchange
    for capital stock of the Company, as follows:
     Capital stock                                                                     3,239,770                     -
     Retained earnings (including unrealized gain on
      securities available for sale)                                                   1,871,228                     -
                                                                                     -----------             ------------
                                                                                       5,110,998                     -

   The Company purchased all of the capital stock of
    The Citizens Equity Corporation for $6,394,800.
    In conjunction with the acquisition, liabilities
    were assumed, as follows:
     Fair value of assets acquired                                                    98,061,501                     -
     Cash paid for the capital stock                                                  (6,394,800)                    -
                                                                                     -----------             ------------
     Liabilities assumed                                                              91,666,701                     -


OTHER DISCLOSURES
   Interest paid                                                                       8,022,978                7,474,953
   Federal income tax paid                                                                  -                     420,078


(1)  Restated to reflect pooling-of-interests.


                 FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                     NOTE TO CONSOLIDATED FINANCIAL STATEMENTS




1.  Business Combinations

In January 1996, the Company acquired Citizens Equity Corporation and its subsidiary bank, Citizens National Bank of Weatherford, in a cash transaction accounted for as a purchase. The operations of Citizens National Bank are included only in the first quarter of 1996. Also in January 1996, the Company acquired Weatherford National Bancshares, Inc. and its subsidiary bank, Weatherford National Bank, through an exchange of stock. The transaction was accounted for as a pooling-of-interests; therefore, prior period financial statements have been restated to include Weatherford National Bancshares, Inc. The following table shows the effect of Weatherford National Bancshares, Inc.'s operations for the period prior to combination:


                                                               First         Weatherford
($ thousands)                                                 Financial       National            Combined
- --------------------------------------------------            ---------    -------------          --------

Three Months Ended March 31, 1995:
   Net Interest Income                                        $  10,510   $          548        $   11,058
   Net Income                                                     3,586              204             3,790



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Operating Results

Net income for the first quarter 1996 totaled $4.4 million, an increase of approximately 17% over the $3.8 million earned in the first quarter last year. The improved earnings resulted primarily from increased net interest income. On a per share basis, earnings amounted to $ .83 per share as compared to $ .71 per share in 1995. Return on average assets and return on average equity amounted to 1.49% and 14.77%, respectively. For the same period in 1995, the Company reported return on average assets of 1.48% and return on average equity of 13.95%.

Net interest income for the first quarter 1996 was $1.5 million above the same period last year and resulted primarily from loan growth. The net interest margin for the first quarter was 4.68%, down slightly from 4.77% for the first quarter 1995. The provision for loan losses in the first quarter amounted to $518 thousand as compared to $20 thousand for the same period in 1995. The increase is attributed to provisions at subsidiary banks located in markets where lack of rainfall has adversely affected agriculture.

Total noninterest income for the first quarter amounted to $3.7 million, up from the $3.2 million total for the first quarter 1995. The addition of Citizens National Bank of Weatherford in 1996 accounted for approximately $200 thousand of the increase in total noninterest income. Trust fees and service fees on deposit accounts increased $90 thousand and $293 thousand, respectively. Net gain from the sale of foreclosed assets in the first quarter 1996 was $89 thousand above the first quarter last year. Higher merchant credit card fees and real estate mortgage fees contributed to the 1996 increase in other noninterest income.

Noninterest expense for the first quarter 1996 amounted to $8.9 million, an increase of $480 thousand, or 5.6% over the same period last year. Salaries and employee benefits were $592 thousand, or 13.9% above the first quarter 1995 amount. Excluding employee related expense at Citizens National Bank of Weatherford, total salaries and benefits were 5.1% above the first quarter 1995 which did not include the Citizens National Bank expense. Lower FDIC assessment rates implemented in mid-year 1995 resulted in a $512 thousand decrease in FDIC insurance expense. The Company's key indicator of operating efficiency, noninterest expense as a percent of net interest income and noninterest income, was 57.69% for the first quarter as compared to 59.30% for the first quarter in 1995.

Balance Sheet Review

Total assets of $1.19 billion at March 31, 1996, represent a $63 million increase from December 31, 1995, and a $145 million increase from March 31, 1995. The balance sheets presented reflect normal recurring adjustments and accruals; and as previously stated, prior periods have been restated to reflect the acquisition of Weatherford National Bancshares, which was accounted for as a pooling-of-interests. Compared to year end 1995, balance sheet growth in the first quarter of 1996 is attributed to the addition of Citizens National Bank of Weatherford, which at March 31, 1996, had total assets, loans and deposits of $90 million, $34 million, and $80 million, respectively.

Loans at March 31, 1996, amounted to $534 million as compared to $507 million at December 31, 1995, and $452 million at March 31, 1995. Investment securities at March 31, 1996, amounted to $515 million as compared to $481 million at December 31, 1995, and $472 million at March 31, 1995. The net unrealized loss in the investment portfolio at March 31, 1996, totaled $1.6 million as compared to $2.7 million at December 31, 1995. At March 31, 1995, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment securities at March 31, 1996, included structured notes with an amortized cost of $17.1 million and an approximate market value of $16.5 million. Total deposits at March 31, 1996, amounted to $1.05 billion as compared to $998 million at December 31, 1995, and $923 million at March 31, 1995.

Nonperforming assets at March 31, 1996, totaled $4.4 million, or .82% of loans and foreclosed assets, and were up $2.3 million from the December 31, 1995, amount. The increase resulted from the addition of certain agricultural-related credits and the acquisition of Citizens National Bank of Weatherford, which had nonperforming assets of $902 thousand at March 31, 1996. At March 31, 1996, the allowance for loan losses amounted to 232.7% of nonperforming assets. Management is not aware of any material classified credit not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate.

Liquidity and Capital

The Company's consolidated statements of cash flows are presented on page 7 of this report. At March 31, 1996, the balance sheet reflects adequate liquidity, and the parent company has no funded debt under its $10 million line of credit. Total equity capital amounted to $122.7 million at March 31, 1996, which was up from $120.0 million at year end 1995 and $111.2 million at March 31, 1995. The Company's risk-based capital and leverage ratios at March 31, 1996, were 20.10% and 9.75%, respectively. The first quarter cash dividend of $ .31 per share totaled $1.6 million and represented 37.3% of earnings. On April 23, 1996, the Company announced a 25% stock dividend and declared a $ .28 per share cash dividend. The stock dividend will be issued June 3, 1996, and the cash dividend is payable July 1, 1996.

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