Form 10-Q
period 1996-06-30
FIRST FINANCIAL BANKSHARES INC
filed 1996-08-02
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                                FORM 10-Q

                            QUARTERLY REPORT

                PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                    Commission File Number
   June 30, 1996                                                   0-7674


                     FIRST FINANCIAL BANKSHARES, INC.
         (Exact Name of Registrant as Specified in its Charter)


           Texas                                                75-0944023
(State of Incorporation)                                    (I.R.S. Employer
                                                           Identification No.)


400 Pine Street, Abilene, Texas                                    79601
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

                             6,692,671 shares

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

                                PART I


                        FINANCIAL INFORMATION

Item 1.   Financial Statements.



The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 1996, December 31, 1995, and June 30, 1995, and the consolidated statements of income, the consolidated statements of changes in stockholders' equity, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, follow on pages 4 through 8.


           FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                        June 30,                     December 31,
                                                       -------------------------------------
                                                              1996                  1995  (1)          1995  (1)
                                                        ---------------      ---------------      ----------------

ASSETS
  Cash and due from banks                               $    58,303,934      $    50,939,909      $     60,858,959
  Interest-bearing deposits in banks                            884,412              588,000             1,477,025
  Federal funds sold                                         24,492,191           20,270,000            31,685,000
  Investment securities:
      Securities held-to-maturity (approximate
      market value of $474,027,925 and
      $460,162,300 at June 30, 1996 and 1995,
      and $454,033,240 at December 31, 1995)                478,591,231          460,288,856           451,553,429
      Securities available-for-sale, at
      approximate market value                               31,087,507           16,181,869            29,563,133
                                                        ---------------        -------------       ---------------
              Total investment securities                   509,678,738          476,470,725           481,116,562

  Loans                                                     550,401,489          476,368,969           514,695,730
      Less:   Allowance for loan losses                      10,498,119            9,039,628             9,598,024
              Unearned discount                               8,576,702            7,992,527             7,362,115
                                                        ---------------        -------------       ---------------
              Net loans                                     531,326,668          459,336,814           497,735,591

  Bank premises and equipment-net                            34,585,382           31,295,529            31,776,992
  Goodwill                                                    5,786,549            1,143,975             1,106,052
  Other assets                                               20,915,770           18,764,920            20,130,839
                                                        ---------------        -------------       ---------------

TOTAL ASSETS                                            $ 1,185,973,644      $ 1,058,809,872      $  1,125,887,020
                                                         ==============        =============        ==============

LIABILITIES
  Noninterest-bearing deposits                          $   214,993,884     $    192,820,747      $    218,784,465
  Interest-bearing demand deposits                          283,969,523          298,772,468           312,163,265
  Interest-bearing time deposits                            552,348,789          442,681,717           466,630,618
                                                        ---------------      ---------------       ---------------
      Total deposits                                      1,051,312,196          934,274,932           997,578,348

  Short-term borrowings                                          90,000              180,000                85,000
  Dividends payable                                           1,873,948            1,552,395             1,554,717
  Other liabilities                                           7,555,595            7,659,802             6,641,308
                                                        ---------------      ---------------       ---------------
      Total liabilities                                   1,060,831,739          943,667,129         1,005,859,373

SHAREHOLDERS' EQUITY
  Capital stock-$10 par value;
      10,000,000 shares authorized                           66,926,710           53,317,040            53,391,930
  Capital surplus                                            36,872,386           36,864,005            36,870,604
  Retained earnings                                          21,892,108           25,230,089            29,917,274
  Unrealized (loss) on investment
      securities available-for-sale                            (549,299)            (268,391)             (152,161)
                                                        ---------------      ---------------       ---------------
      Total Shareholders' Equity                            125,141,905          115,142,743           120,027,647
                                                        ---------------      ---------------       ---------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                   $ 1,185,973,644      $ 1,058,809,872      $  1,125,887,020
                                                         ==============       ==============        ==============

(1)  Restated to reflect pooling-of-interests.



              FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF EARNINGS - UNAUDITED


                                                         Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                   -----------------------------  -------------------------------
                                                       1996             1995 (1)         1996            1995 (1)
                                                   -------------  --------------  --------------- ---------------
INTEREST INCOME
  Loans, including fees                             $ 12,813,457   $ 11,283,379     $ 25,825,262    $ 21,936,629
  Investment income-taxable                            7,177,170      6,432,102       14,337,955      12,817,836
  Investment income-tax exempt                           226,485        203,248          454,924         417,491
  Interest on interest-bearing deposits                   17,326          5,518           46,699           8,071
  Interest on federal funds sold and other               452,556        501,005        1,002,167         859,724
                                                   -------------  --------------  --------------  --------------
         Total interest income                        20,686,994     18,425,252       41,667,007      36,039,751

INTEREST EXPENSE
  Interest-bearing deposits                            8,272,730      7,294,806       16,668,717      13,838,655
  Short-term borrowings                                    2,618          6,319           32,076          19,370
                                                   -------------   -------------  --------------  --------------
         Total interest expense                        8,275,348      7,301,125       16,700,793      13,858,025
                                                   -------------   -------------  --------------  --------------

NET INTEREST INCOME                                   12,411,646     11,124,127       24,966,214      22,181,726
  Provision for loan losses                              365,000          1,000          883,000          21,000
                                                   -------------   -------------  --------------  --------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            12,046,646     11,123,127       24,083,214      22,160,726

NONINTEREST INCOME
  Trust fees                                             868,159        768,872        1,727,760       1,538,309
  Service fees on deposit accounts                     1,963,402      1,573,235        3,774,871       3,091,606
  Net gain on sale of foreclosed assets                    2,498      2,064,654           98,978       2,070,920
  Other                                                1,205,001        849,757        2,142,052       1,724,391
                                                    ------------   -------------  --------------  --------------
         Total noninterest income                      4,039,060      5,256,518        7,743,661       8,425,226

NONINTEREST EXPENSE
  Salaries and employee benefits                       4,935,901      4,377,816        9,789,235       8,639,423
  Net occupancy                                          798,865        652,522        1,536,459       1,269,016
  Equipment                                              701,093        614,295        1,362,000       1,144,529
  FDIC assessments                                         4,250        516,974            9,002       1,033,950
  Printing and supplies                                  270,881        200,679          511,220         423,018
  Other                                                2,615,958      2,444,495        5,106,160       4,804,066
                                                    ------------   -------------  --------------  --------------
         Total noninterest expense                     9,326,948      8,806,781       18,314,076      17,314,002
                                                    ------------   -------------  --------------  --------------

EARNINGS BEFORE INCOME TAXES                           6,758,758      7,572,864       13,512,799      13,271,950
  Provision for income tax                             2,310,856      2,560,213        4,620,579       4,469,137
                                                    ------------   -------------  --------------  --------------

NET EARNINGS                                       $   4,447,902  $   5,012,651   $    8,892,220  $    8,802,813
                                                    ============   =============  ==============  ==============

EARNINGS PER SHARE (2)                             $        0.66  $        0.75   $         1.33  $         1.32
                                                    ============   =============  ==============  ==============

DIVIDENDS PER SHARE (3)                            $        0.28  $        0.25   $         0.53  $         0.47
                                                    ============   =============  ==============  ==============

  (1)    Restated to reflect pooling-of-interests.
  (2) Earnings per share are calculated using weighted average shares outstanding for each period presented with the prior periods restated to reflect 1996 pooling-of-interests and adjusted for 25% stock dividend issued June 3, 1996.
  (3) Dividends per share are calculated using actual number of shares out-standing at the end of each period presented with the prior periods adjusted for 25% stock dividend issued June 3, 1996.



        FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES CONSOLIDATED
           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED

                                                                                                      Unrealized
                                                                                                      (Loss) On
                                                                                                      Investment
                                                                                                      Securities        Total
                                     Capital Stock                  Capital           Retained        Available-     Shareholders'
                               Shares             Amount            Surplus           Earnings         for-Sale        Equity

Balances at
 December 31, 1994 (1)         5,321,191       $ 53,211,910       $ 36,863,701      $ 18,964,236      $ (681,018)   $ 108,358,829

Net earnings - year-to-date (1)                                                       17,015,613                       17,015,613

Cash dividends                                                                        (6,062,575)                      (6,062,575)

Exercise of stock options         18,002            180,020              6,903                                            186,923

Change in unrealized (loss)                                                                               528,857         528,857
                              ----------       ------------       ------------      ------------      -----------    ------------

Balances at
 December 31, 1995             5,339,193         53,391,930         36,870,604        29,917,274        (152,161)     120,027,647

Net earnings- year-to-date                                                             8,892,220                        8,892,220

Cash dividends                                                                        (3,548,366)                      (3,548,366)

Exercise of stock options         16,576            165,760              1,782                                            167,542

Stock dividend (25%)           1,336,902         13,369,020                          (13,369,020)

Change in unrealized (loss)                                                                             (397,138)        (397,138)
                              ----------       ------------       ------------      ------------      ----------      -----------

Balances at
 June 30, 1996                 6,692,671       $ 66,926,710       $ 36,872,386      $ 21,892,108      $ (549,299)   $ 125,141,905
                              ==========        ===========        ===========       ===========       =========      ===========

(1)  December 31, 1994 balances restated to reflect pooling-of-interests.



              FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                   --------------------------------------
                                                                                       1996                      1995 (1)
                                                                                   -------------            -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                   $  8,892,220             $  8,801,175
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization                                                 1,719,137                1,420,670
         Provision for loan losses                                                       883,000                   20,000
         Premium amortization, net of discount accretion                               1,327,396                1,469,849
         Gain on sale of foreclosed assets                                                (2,498)              (2,070,920)
         Deferred federal income tax benefit                                            (568,492)                  (1,979)
         Decrease in other assets                                                        962,598                  238,156
         Increase in other liabilities                                                   457,640                2,020,709
                                                                                   -------------            -------------
              Total adjustments                                                        4,778,781                3,096,485
                                                                                   -------------            -------------

         Net cash provided by operating activities                                    13,671,001               11,897,660
                                                                                   -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in interest-bearing
      deposits in banks                                                                1,187,613                 (390,000)
     Cash payment for stock, net of cash and cash
       equivalents acquired through acquisition                                       (4,554,417)                   -
     Proceeds from sale of securities available for sale                                 997,968                4,355,752
     Proceeds from maturity of securities available for sale                           1,082,594                2,040,326
     Proceeds from maturity of securities held to maturity                            93,809,453               74,092,195
     Purchase of securities available for sale                                        (2,966,531)              (5,033,500)
     Purchase of securities held to maturity                                         (78,742,979)             (61,744,854)
     Net increase (decrease) in loans                                                  1,513,203              (21,715,270)
     Capital expenditures                                                             (2,055,034)              (1,718,331)
     Proceeds from sale of assets                                                        302,272                2,201,849
                                                                                   -------------            -------------

         Net cash provided by (used in) investing activities                          10,574,142               (7,911,833)
                                                                                   -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in noninterest-bearing deposits                                    (17,948,401)             (16,591,206)
     Net increase (decrease) in interest-bearing deposits                            (12,512,574)                 615,950
     Net decrease in other short-term borrowings                                        (470,438)              (1,076,631)
     Proceeds from stock issuances                                                       167,542                  105,434
     Dividends paid                                                                   (3,229,106)              (2,800,922)
                                                                                   -------------            -------------

         Net cash used in financing activities                                       (33,992,977)             (19,747,375)
                                                                                   -------------            -------------

     Net decrease in cash and cash equivalents                                        (9,747,834)             (15,761,548)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        92,543,959               86,971,457
                                                                                   -------------            -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  82,796,125            $  71,209,909
                                                                                   =============             ============








                                                                                              Six Months Ended
                                                                                                    June 30,
                                                                                   --------------------------------------
                                                                                        1996                     1995 (1)
                                                                                   -------------            -------------

SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Assets acquired through foreclosure                                             $      29,581            $     200,632

   Loans to finance sales of other real estate                                              -                      27,450

   Change in unrealized loss on investment securities
    available-for-sale                                                                  (241,920)                 103,884

   The Company  acquired  substantially  all of the capital stock of Weatherford
     National Bancshares,  Inc. in exchange for capital stock of the Company, as follows:
       Capital stock                                                                   3,239,770                     -
       Capital surplus                                                                       -                       -
       Retained earnings (including unrealized gain on securities
        available for sale)                                                            1,871,228                     -
                                                                                   -------------
                                                                                       5,110,998

   The Company  purchased all of the capital stock of The Citizens National Bank of  Weatherford  for  $6,394,800.  In  conjunction  with  the  acquisition, liabilities were assumed, as follows:
       Fair value of assets acquired                                                  98,061 501                     -
       Cash paid for the capital stock                                                (6,394,800)                    -
                                                                                   -------------
       Liabilities assumed                                                            91,666,701                     -

OTHER DISCLOSURES:
   Interest paid                                                                      16,627,188               13,127,286
   Federal income tax paid                                                             4,888,040                3,917,831


(1)  Restated to reflect pooling-of-interests.


               FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business Combinations

In January 1996, the Company acquired Citizens Equity Corporation and its subsidiary bank, Citizens National Bank of Weatherford, in a cash transaction accounted for as a purchase. The operations of Citizens National Bank are only included in 1996. Also in January 1996, the Company acquired Weatherford National Bancshares, Inc. and its subsidiary bank, Weatherford National Bank, through an exchange of stock. The transaction was accounted for as a pooling-of-interests; therefore, prior period financial statements have been restated to include Weatherford National Bancshares, Inc. The following table shows the effect of Weatherford National Bancshares, Inc.'s operations for the periods prior to combination:


                                                               First         Weatherford
($ thousands)                                                 Financial       National            Combined
- ---------------------------------------------                 ---------     ------------          --------

Three Months Ended June 30, 1995:
    Net Interest Income                                        $ 10,554          $   570          $ 11,124
    Net Income                                                    4,793              220             5,013


Six Months Ended June 30, 1995:
    Net Interest Income                                        $ 21,064          $ 1,118          $ 22,182
    Net Income                                                    8,379              424             8,803


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations


Operating Results

For the six months ended June 30, 1996, the Company's net income amounted to $8.89 million, or $1.33 per share, compared to $8.80 million, or $1.32 per share, earned in the first half of 1995. Net income for the second quarter 1996 totaled $4.45 million, or $ .66 per share. In the second quarter 1995, the Company reported net income of $5.01 million, or $ .75 per share, amounts which included after tax nonrecurring income of $1.31 million, or $ .20 per share, resulting from the sale of foreclosed assets. Exclusive of nonrecurring gains in the prior year, comparative earnings for the second quarter and first six months of 1996 are up approximately 19 percent. Return on average assets and return on average equity for the six months ended June 30, 1996, amounted to 1.50 percent and 14.88 percent, respectively. Excluding nonrecurring gains, the Company's return on average assets and return on average equity for the same period last year amounted to 1.44 percent and 13.74 percent, respectively.

Net interest income for the first six months of 1996 was $2.8 million above the 1995 amount and resulted primarily from loan growth. The net interest margin for the six months ended June 30, 1996, was 4.63 percent, down slightly from the
4.72 percent for 1995. The provision for loan losses for the first half of 1996 has totaled $883 thousand as compared to $21 thousand during the same period in 1995. The increase is attributed to provisions at subsidiary banks located in markets where agriculture has been affected by severe drought conditions.

Total noninterest income for the six months ended June 30, 1996, amounted to $7.74 million as compared to the prior year total of $8.42 million, which included $2.06 million in nonrecurring gains from the sale of foreclosed assets. For the first six months of 1996, trust fees and service fees on deposits are up $189 thousand and $683 thousand, respectively. Other noninterest income which includes merchant credit card fees, real estate mortgage fees, ATM transaction fees, and various miscellaneous service-related fees totaled $2.14 million, an increase of 24 percent from the 1995 six month total.

Noninterest expense for the six months ended June 30, 1996, totaled $18.31 million as compared to $17.31 million during the same period in 1995. The reduction in 1996 FDIC insurance expense resulted from lower assessment rates implemented in mid-year 1995. The Company's key indicator of operating efficiency, noninterest expense as a percent of net interest income and noninterest income, improved to 55.73 percent for the first half of 1996 as compared to 60.19 percent for the same period last year.


Balance Sheet Review

Consolidated assets at June 30, 1996, totaled $1.19 billion as compared to $1.13 billion at year-end 1995 and $1.06 billion at June 30, 1995. The Company's asset growth is attributed primarily to the cash purchase acquisition completed in early 1996. The balance sheets presented reflect normal recurring adjustments and accruals with prior periods restated to reflect the 1996 acquisition accounted for as a pooling-of-interests.

Loans at June 30, 1996, amounted to $542 million as compared to $507 million at December 31, 1995, and $468 million at June 30, 1995. Since year-end 1995, real estate loans and consumer loans have increased $23 million and $15 million, respectively, and commercial loans have decreased $3 million. The net unrealized loss in the investment portfolio at June 30, 1996, totaled $5.4 million. At June 30, 1996, the investment portfolio reflected an average yield of 6.02% and did not include any CMOs that entail higher risks than standard mortgage-backed securities. Amortized cost of structured notes at June 30, 1996, totaled $16.0 million as compared to an approximate market value of $15.5 million. Total deposits at June 30, 1996, amounted to $1.05 billion as compared to $998 million at year-end 1995 and $934 million at June 30, 1995.

Nonperforming assets at June 30, 1996, totaled $5.5 million, or 1.01 percent of loans and foreclosed assets, and were up $3.4 million from the December 31, 1995, amount. The increase was due primarily to the addition of nonaccrual agricultural-related credits. Although the level of nonperforming assets has increased, foreclosed asset expense remains immaterial. At June 30, 1996, the allowance for loan losses amounted to 191.9 percent of nonperforming assets. Management is not aware of any material classified credits not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate.


Liquidity and Capital

The Company's consolidated statements of cash flows are presented on page 7 of this report. At June 30, 1996, the balance sheet reflects adequate liquidity and the parent company has no funded debt under its $10 million line of credit. Total equity capital amounted to $125.1 million at June 30, 1996, which was up from $120.0 million at year-end 1995 and $115.1 million at June 30, 1995. The Company's risk-based capital and leverage ratios at June 30, 1996, were 20.13 percent and 10.02 percent, respectively. The second quarter cash dividend of $
 .28 per share totaled $1.9 million and represented 42.1 percent of earnings.

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