Form 10-Q
period 1996-09-30
FIRST FINANCIAL BANKSHARES INC
filed 1996-11-12
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

                            QUARTERLY REPORT

                 PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                     Commission File Number
 September 30, 1996                                               0-7674


                      FIRST FINANCIAL BANKSHARES, INC.
           (Exact Name of Registrant as Specified in its Charter)


           Texas                                                75-0944023
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)


400 Pine Street, Abilene, Texas                                    79601
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

                             6,703,566 shares

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

                                   PART I


                           FINANCIAL INFORMATION

Item 1.   Financial Statements.



The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 1996, December 31, 1995, and September 30, 1995, and the consolidated statements of income, the consolidated statements of changes in stockholders'equity, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, follow on pages 4 through 9.


                                 FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,             December 31,
                                                                  1996               1995    (1)         1995   (1)
                                                             ----------------   ---------------    ---------------
ASSETS
Cash and due from banks                                       $    64,623,009   $    49,163,247    $    60,858,959
  Interest-bearing deposits in banks                                  786,458         1,279,000          1,477,025
  Federal funds sold                                               21,703,835        32,005,000         31,685,000
  Investment securities:
   Securities held to maturity  (approximate  market
    value of  $473,114,546  and
    $464,594,466 at September 30, 1996 and 1995, and
    $454,033,240 at December 31, 1995)                            475,652,067       465,712,747        451,553,429
   Securities available for sale, at
    approximate market value                                       35,406,363        16,181,869         29,563,133
                                                               --------------     -------------      -------------
              Total investment securities                         511,058,430       481,894,616        481,116,562

  Loans                                                           561,069,913       488,578,514        514,695,730
      Less:   Allowance for loan losses                             9,658,327         9,164,433          9,598,024
              Unearned discount                                     7,786,791         8,181,800          7,362,115
                                                               --------------    --------------      -------------
      Net loans                                                   543,624,795       471,232,281        497,735,591

  Bank premises and equipment-net                                  34,326,184        31,837,344         31,776,992
  Goodwill                                                          5,686,235         1,125,014          1,106,052
  Other assets                                                     20,812,047        20,629,002         20,130,839
                                                               --------------     -------------      -------------

TOTAL ASSETS                                                  $ 1,202,620,993   $ 1,089,165,504    $ 1,125,887,020
                                                               ==============    ==============     ==============

LIABILITIES
  Noninterest-bearing deposits                                $   223,304,991   $   203,807,180    $   218,784,465
  Interest-bearing demand deposits                                290,931,361       299,360,398        312,163,265
  Interest-bearing time deposits                                  549,818,323       459,130,833        466,630,618
                                                               --------------    --------------     --------------
      Total deposits                                            1,064,054,675       962,298,411        997,578,348

  Short-term borrowings                                               100,000            65,000             85,000
  Dividends payable                                                 1,876,998         1,553,761          1,554,717
  Other liabilities                                                 8,525,435         7,692,405          6,641,144
                                                               --------------    --------------     --------------
      Total liabilities                                         1,074,557,108       971,609,577      1,005,859,209

SHAREHOLDERS' EQUITY
  Capital stock-$10 par value;
   10,000,000 shares authorized                                    67,035,660        53,361,100         53,391,930
  Capital surplus                                                  36,870,236        36,865,052         36,870,604
  Retained earnings                                                24,616,965        27,557,985         29,917,438
  Unrealized (loss) on investment
   securities available for sale                                     (458,976)         (228,210)          (152,161)
                                                              ---------------     --------------    --------------
      Total Shareholders'equity                                   128,063,885       117,555,927        120,027,811
                                                              ---------------     --------------    --------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                         $ 1,202,620,993   $ 1,089,165,504    $ 1,125,887,020
                                                               ==============    ==============     ==============

  1   Restated to reflect pooling-of-interests.



                                 FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF EARNINGS

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                    September 30,
                                                    ---------------------------     ----------------------------
                                                       1996           1995  (1)        1996           1995  (1)
                                                    ------------   ------------     ------------   -------------
INTEREST INCOME
  Loans, including fees                             $ 13,132,999   $ 11,866,691     $ 38,958,262   $  33,803,321
  Investment income-taxable                            7,242,091      6,555,848       21,580,048      19,373,686
  Investment income-tax exempt                           266,465        208,813          721,388         626,305
  Interest on interest bearing deposits                   14,541         19,177           61,240          27,248
  Interest on federal funds sold and other               390,235        517,385        1,392,403       1,377,110
                                                    ------------   ------------     ------------   -------------
         Total interest income                        21,046,331     19,167,914       62,713,341      55,207,670

INTEREST EXPENSE
  Interest-bearing deposits                            8,425,302      7,722,112       25,094,020      21,560,768
  Short-term borrowings                                    2,709         11,515           31,793          20,099
  Interest on mortgage notes payable                       1,513          2,268            4,505          13,053
                                                    ------------   ------------     ------------   -------------
         Total interest expense                        8,429,524      7,735,895       25,130,318      21,593,920
                                                    ------------   ------------     ------------   -------------

NET INTEREST INCOME                                   12,616,807     11,432,019       37,583,023      33,613,750
  Provision for loan losses                               80,000         43,000          963,000          64,000
                                                    ------------   ------------     ------------   -------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            12,536,807     11,389,019       36,620,023      33,549,750

NONINTEREST INCOME
  Trust fees                                             847,486        769,759        2,575,247       2,308,068
  Service fees on deposit accounts                     2,122,563      1,598,330        5,897,434       4,689,936
  Net gain (loss) on sale of
   foreclosed assets                                       7,224         52,617          106,202       2,123,037
  Other                                                1,086,824        845,158        3,228,874       2,549,187
                                                    ------------   ------------     ------------   -------------
         Total noninterest income                      4,064,097      3,265,864       11,807,757      11,670,228

NONINTEREST EXPENSE
  Salaries and employee benefits                       5,001,339      4,393,316       14,790,577      13,032,739
  Net occupancy and equipment expenses                   853,766        677,204        2,390,226       1,925,359
  Equipment expense                                      841,537        630,641        2,203,536       1,772,290
  FDIC assessments                                         3,501        (71,955)          12,503         961,994
  Printing and supplies                                  279,317        254,437          790,538         676,824
  Other                                                2,644,794      2,425,514        7,750,951       7,233,096
                                                    ------------   ------------     ------------   -------------
         Total noninterest expense                     9,624,254      8,309,157       27,938,331      25,602,302
                                                    ------------   ------------     ------------   -------------

EARNINGS BEFORE INCOME TAXES                           6,976,650      6,345,726       20,489,449      19,617,676
  Provision for income tax                             2,374,796      2,139,341        6,995,376       6,608,478
                                                    ------------   ------------     ------------   -------------

NET EARNINGS                                        $  4,601,854   $  4,206,385     $ 13,494,073   $  13,009,198
                                                    ============   ============     ============   =============

EARNINGS PER SHARE 2                                $       0.69   $       0.63     $       2.01   $        1.95
                                                    ============   ============     ============   =============

DIVIDENDS PER SHARE 3                               $       0.28   $       0.25     $       0.81   $        0.72
                                                    ============   ============     ============   =============

  1      Restated to reflect 1996 pooling-of-interests.

  2 Earnings per share are calculated using weighted average shares outstanding for each period presented with the prior periods restated to reflect 1996 pooling-of-interests and adjusted for 25% stock dividend issued June 3, 1996.

  3 Dividends per share are calculated using actual number of shares outstanding at the end of each period presented with the prior periods restated to reflect 1996 pooling-of-interests and adjusted for 25% stock dividend issued June 3, 1996.




                                 FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                                                      Unrealized
                                                                                                      (Loss) On
                                                                                                      Investment       Total
                                                                                                      Securities       Stock-
                                                              Capital Stock         Capital     Retained    Available  holders'
                                             Shares         Amount        Surplus       Earnings        for Sale        Equity

Balances at December 31, 1994  (1)          5,321,191    $ 53,211,910   $ 36,863,701   $ 18,964,400 $    (739,628)  $ 108,300,383

   Net earnings - year to date (1)                                                       17,015,613                    17,015,613

   Cash dividends                                                                        (6,062,575)                   (6,062,575)

   Exercise of stock options                   18,002         180,020          6,903                                      186,923

   Change in unrealized gain (loss)                                                                      587,467          587,467
                                            ---------    ------------   ------------   ------------ ------------    -------------

Balances at December 31, 1995               5,339,193      53,391,930     36,870,604     29,917,438     (152,161)     120,027,811

   Net earnings - year to date                                                           13,494,073                    13,494,073

   Cash dividends                                                                        (5,425,526)                   (5,425,526)

   Exercise of stock options                   27,471         274,710           (368)                                     274,342

   Stock dividend (25%)                     1,336,902      13,369,020                   (13,369,020)

   Change in unrealized gain (loss)                                                                     (306,815)        (306,815)
                                            ---------    ------------   ------------   ------------ ------------    -------------

Balances at September 30, 1996              6,703,566    $ 67,035,660   $ 36,870,236   $ 24,616,965 $   (458,976)   $ 128,063,885
                                            =========    ============   ============   ============ =============   =============


(1) December 31, 1994 balances restated to reflect pooling-of-interests.




                                          FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                        1996            1995  (1)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings                                                               $ 13,494,073      $ 13,009,198
         Adjustments to reconcile net earnings to net
          cash provided by operating activities:
                  Depreciation and amortization                                        2,743,121         2,161,420
                  Provision for loan losses                                              963,000            64,000
                  Premium amortization, net of discount accretion                      1,974,303         1,902,102
                  Loss on sale of investment securities                                    2,705               857
                  (Gain) on sale of foreclosed assets                                     (7,224)       (2,091,842)
                  Deferred federal income tax expense (benefit)                         (358,315)          195,886
                  (Increase) decrease in other assets                                    466,295        (1,640,043)
                  Increase in other liabilities                                        1,427,645         1,700,420
                                                                                    ------------      ------------
                           Total adjustments                                           7,211,530         2,292,800
                                                                                    ------------      ------------

                  Net cash provided by operating activities                           20,705,603        15,301,998
                                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Net (increase) decrease in interest-bearing
          deposits in banks                                                            1,285,567           (93,000)
         Cash payment for stock, net of cash and
          cash equivalents acquired through acquisition                               (4,554,417)       (1,539,559)
         Proceeds from sale of securities available for sale                           2,000,000         4,215,604
         Proceeds from maturity of securities available for sale                       1,855,111         4,414,621
         Proceeds from maturity of securities held to maturity                       131,525,831       117,236,381
         Purchase of securities available for sale                                   (14,269,422)       (8,097,421)
         Purchase of securities held to maturity                                    (108,819,457)      (96,624,092)
         Net (increase) in loans                                                     (10,782,685)      (28,714,652)
         Capital expenditures                                                         (2,733,877)       (2,736,935)
         Proceeds from sale of assets                                                    578,277         2,379,758
                                                                                    ------------      ------------

                  Net cash used in investing activities                               (3,915,072)       (9,559,295)
                                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net decrease in noninterest-bearing deposits                                 (9,637,294)       (7,088,069)
         Net decrease in interest-bearing deposits                                    (8,081,202)          932,057
         Net (decrease) in other short-term borrowings                                  (460,438)       (1,187,125)
         Proceeds from stock issuances                                                   274,342           150,541
         Dividends paid                                                               (5,103,054)       (4,353,317)
                                                                                    ------------      ------------

                  Net cash used in financing activities                              (23,007,646)      (11,545,913)
                                                                                    ------------      ------------

         Net decrease in cash and cash equivalents                                    (6,217,115)       (5,803,210)


(1) Restated to reflect pooling-of-interests.








                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                       1996             1995  (1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        92,543,959       86,971,457
                                                                                    ------------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 86,326,844      $81,168,247
                                                                                    ============      ===========

SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
   Assets acquired through foreclosure                                              $     47,342      $   416,649
   Loans to finance sales of other real estate                                              -             219,250
   Change in unrealized (loss) on investment
    securities available for sale                                                       (447,923)         785,780

   The Company acquired all of the capital stock of Weatherford
    Bancshares, Inc. in exchange for capital stock of the Company, as follows:
         Capital stock                                                                 3,239,770             -
         Capital surplus                                                                    -                -
         Retained earnings (including unrealized gain on securities
          available for sale)                                                          1,871,392             -
                                                                                    ------------
                                                                                       5,111,162             -
   The Company purchased  substantially all of the capital stock of The Citizens
    National  Bank of  Weatherford  for  $6,394,800.  In  conjunction  with  the acquisition, liabilities were assumed, as follows:
         Fair value of assets acquired                                                98,061,501             -
         Cash paid for the capital stock                                              (6,394,800)            -
                                                                                    ------------
         Liabilities assumed                                                          91,666,701             -

   The Company, through a bank subsidiary, purchased all of the capital stock of
    Citizens  State  Bank  of Roby  for  $2,125,000.  In  conjunction  with  the acquisition, liabilities were assumed, as follows:
         Fair value of assets acquired                                                     -           20,531,923
         Cash paid for the capital stock                                                   -           (2,125,000)
                                                                                                      -----------
         Liabilities assumed                                                               -           18,406,923
                                                                                                      ===========

OTHER DISCLOSURES
   Interest paid                                                                      25,316,201       20,602,300
   Federal income tax paid                                                             4,888,040        6,523,221






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


                                                               First         Weatherford
($ thousands)                                                 Financial       National            Combined
-----------------------------------------------------         ---------    -------------          --------

Three Months Ended September 30, 1995:
         Net Interest Income                                   $ 10,849         $    583          $ 11,432
         Net Income                                               4,025              181             4,206

Nine Months Ended September 30, 1995:
         Net Interest Income                                   $ 31,913         $  1,701          $ 33,614
         Net Income                                              12,404              605            13,009



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

For the nine months ended September 30, 1996, the Company's net income amounted to $13.5 million, or $2.01 per share. For the same period last year, net income amounted to $13.0 million, or $1.95 per share, amounts which included after tax nonrecurring income of $1.3 million, or $ .20 per share, resulting from the sale of foreclosed assets. Exclusive of nonrecurring gains in the prior year, comparative earnings for the nine months ended September 30, 1996, are up 15 percent. Net income for the third quarter 1996 totaled $4.6 million, or $ .69 per share, as compared to $4.2 million, or $ .63 per share, earned in the third quarter of 1995. Return on average assets and return on average equity for the nine months ended September 30, 1996, amounted to 1.51 percent and 14.79 percent, respectively. Excluding nonrecurring gains, the Company's return on average assets and return on average equity for the same period last year amounted to 1.47 percent and 13.80 percent, respectively.

Net interest income for the nine months ended September 30, 1996, was $3.9 million above the same period last year, with the increase attributed primarily to loan growth. The net interest margin of 4.66 percent for 1996 reflects a slight decrease from last year's 4.71 percent. The September 30, 1996, year-to-date provision for loan losses has totaled $963 thousand as compared to $64 thousand for the same period last year. Higher loan loss provisions have been required in 1996 at subsidiary banks located in markets where agriculture was affected by severe drought conditions.

Total noninterest income for the nine months ended September 30, 1996, amounted to $11.8 million as compared to the prior year total of $11.7 million, which included $2.1 million in nonrecurring gains from the sale of foreclosed assets. Through September 30, 1996, trust fees and service fees on deposit accounts are up $267 thousand and $1.2 million, respectively. Other noninterest income, which includes merchant credit card fees, real estate mortgage fees, ATM transaction fees, and various service-related fees, totaled $3.2 million, an increase of $680 thousand from the September 1995 year-to-date amount.

Noninterest expense for the nine months ended September 30, 1996, totaled $27.9 million as compared to $25.6 million during the same period in 1996. The 1996 year to date total reflects a significant reduction in FDIC insurance expense, which resulted from lower assessment rates implemented in mid-year 1995. The Company's key indicator of operating efficiency, noninterest expense as a percent of net interest income and noninterest income, improved to 56.84 percent for the nine months ended September 30, 1996, as compared to 59.32 percent for the same period last year.

Balance Sheet Review

Consolidated assets at September 30, 1996, totaled $1.20 billion as compared to $1.13 billion at year-end 1995 and $1.09 billion at September 30, 1995. Approximately $90 million of the Company's asset growth is attributed to the cash purchase acquisition completed in early 1996. The balance sheets presented reflect normal recurring adjustments and accruals with prior periods restated to reflect the 1996 acquisition accounted for as a pooling-of-interests.

Loans at September 30, 1996, amounted to $553 million as compared to $507 million at December 31, 1995, and $480 million at September 30, 1995. Since year-end 1995, real estate loans and consumer loans have increased $31 million and $23 million, respectively, and commercial loans have decreased $8 million. At September 30, 1996, the investment portfolio had an average yield of 6.12 percent and reflected a net unrealized loss of $3.3 million. The portfolio did not include any CMOs that entail higher risks than standard mortgage-backed securities. Amortized cost of structured notes at September 30, 1996, totaled $15.0 million as compared to an approximate market value of $14.6 million. Total deposits at September 30, 1996, amounted to $1.06 billion as compared to $998 million at year-end 1995 and $962 million at September 30, 1995.

Nonperforming assets at September 30, 1996, totaled $4.2 million, or .77 percent of loans and foreclosed assets, and were up $1.3 million from the December 31, 1995, amount. The increase was due primarily to the addition of nonaccrual agricultural-related credits. At September 30, 1996, the allowance for loan losses amounted to 227.4 percent of nonperforming assets. Management is not aware of any material classified credits not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate.

Liquidity and Capital

The Company's consolidated statements of cash flows are presented on page 7 of this report. At September 30, 1996, the balance sheet reflects adequate liquidity and the parent company has no funded debt under its $10 million line of credit. Total equity capital amounted to $128.1 million at September 30, 1996, which was up from $120.0 million at year-end 1995 and $117.6 million at September 30, 1995. The Company's risk-based capital and leverage ratios at September 30, 1996, were 20.32 percent and 10.3 percent, respectively. The third quarter cash dividend of $ .28 per share totaled $1.9 million and represented
40.8 percent of earnings.

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