Form 10-K
period 1996-12-31
FIRST FINANCIAL BANKSHARES INC
filed 1997-03-28
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

                   PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
   December 31, 1996                                              0-7674

                         FIRST FINANCIAL BANKSHARES, INC
             (Exact Name of Registrant as Specified in its Charter)

        Texas                                                    75-0944023
(State of Incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

400 Pine Street, Abilene, Texas                                     79601
(Address of Executive Offices)                                    (Zip Code)

                Registrant's Telephone Number (915) 627-7155

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

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $226,488,945 as of February 11, 1997.

         The number of shares of common stock outstanding at February 11, 1997, was 6,721,206.


                                        Documents Incorporated by Reference

         Portions of the Notice to Shareholders for the April 22, 1997, Annual Meeting are incorporated by reference into Part III of this report.

                            TABLE OF CONTENTS




    Item                                                                    Page


                                  PART I

     1.      Business.........................................................1

     2.      Properties......................................................13

     3.      Legal Proceedings...............................................15

     4.      Submission of Matters to a Vote of Security Holders.............15


                                 PART II

     5.      Market for Registrant's Common Stock and Related
              Security Holder Matters........................................15

     6.      Selected Financial Data.........................................16

     7.      Management's Discussion and Analysis
              of Financial Condition and Results of Operations...............17

     8.      Financial Statements and Supplementary Data.....................27

     9.      Changes in and Disagreements with
              Accountants and Financial Disclosure...........................51


                                 PART III

    10.      Directors and Executive Officers of the Registrant..............51

    11.      Executive Officer Compensation..................................51

    12.      Security Ownership of Certain Beneficial
              Owners and Management..........................................51

    13.      Certain Relationships and Related Transactions..................52


                                 PART IV

    14.      Exhibits, Financial Statement Schedules
              and Reports on Form 8K.........................................52


Signatures

                                  PART I

Item 1.Business

      A.     Organization and General Development of Business

             First Financial Bankshares, Inc. (the "Registrant", "Bankshares", or "Company"), is a Texas corporation duly registered as a multibank holding company under the Bank Holding Company Act of 1956, as amended. On December 31, 1996 Bankshares owned (through its wholly-owned Delaware subsidiary) all of the capital stock of eight banks located in Texas: First National Bank of Abilene, Abilene, Texas ("First Abilene"); Hereford State Bank, Hereford, Texas ("Hereford"); First National Bank, Sweetwater, Texas ("First Sweetwater"); Eastland National Bank, Eastland, Texas ("Eastland"); First National Bank in Cleburne, Cleburne, Texas ("First Cleburne"); Stephenville Bank & Trust Co., Stephenville, Texas ("Stephenville"); Southwest Bank of San Angelo, San Angelo, Texas ("San Angelo"); and Weatherford National Bank, Weatherford, Texas ("Weatherford National").

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

             In November 1971, the Board of Directors of First Abilene authorized the reorganization of F & M into a multibank holding company and the commencement of proceedings to effect a merger which would permit First Abilene to be wholly-owned by the holding company. The merger was submitted for review and approval by federal regulatory authorities in April 1972.

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

             In 1974, Bankshares acquired the remaining outstanding common stock of BOC (except for six shares amounting to approximately .01%) by an offer registered under the Securities Act of 1933 (the "1933 Act") to exchange one share of Bankshares' common stock for each 13-1/3 outstanding shares of BOC common stock. The exchange was effected on May 1, 1974. In late 1987, Bankshares purchased the remaining six shares of BOC stock, paying $82.00 in cash for each share.

             Effective April 1, 1974, Bankshares acquired all the outstanding capital stock of Hereford through an offer (also registered under the 1933 Act) to exchange one share of Bankshares' common stock and $175 cash for each outstanding share of Hereford.

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

             Effective July 31, 1987, American National Bank of Abilene ("American National") was merged with and into First Abilene. Following approval of the merger by the Board of Directors and Shareholders of each bank, all of the issued and outstanding common stock of American National were tendered for exchange and First Abilene paid $11.50 for each of American National's 200,000 shares of common stock. The merger was approved by the Office of the Comptroller of the Currency ("OCC"), the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC") and the United States Department of Justice. The premises formerly occupied by American National, both its main banking offices and drive-in banking facility, are now being operated by First Abilene as a branch bank.

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

             On December 3, 1992, the Texas Secretary of State issued a Certificate of Incorporation for First Financial Investments, Inc., which is, or shall become, a wholly-owned subsidiary of Bankshares and the initial capital of which shall consist of $100,000 represented by 100,000 shares of common stock to be issued to Bankshares. First Financial Investments, Inc. ("FFI") was intended to be a securities brokerage subsidiary and on or about December 8, 1992, Bankshares submitted to the Federal Reserve Board its Application to Engage in Non-Banking Activity (Form FR Y-4) to engage, de novo, in providing securities brokerage services pursuant to Section 225.25(b)(15) of FRB Regulation Y and
Section 4(c)(a) of the Bank Holding Company Act of 1956, as amended. At the end of 1992, Bankshares and FFI were engaged in the process of securing all approvals, and meeting all other requirements, for FFI to become a broker-dealer registered with the National Association of Securities Dealers, the Securities and Exchange Commission and the Texas State Securities Board. At that time it was anticipated that the activities of FFI would be limited to buying and selling stocks, bonds and other securities as agent for the account of the customers of Bankshares' subsidiaries, which securities would include equities, mutual funds and municipal, corporate, and government bonds, but without providing investment advice or research services. Securities brokerage services would be provided on, or adjacent to, the premises and banking offices of Bankshares' subsidiary banks. It was anticipated at that time that Bankshares, through FFI, would begin providing securities brokerage services during the second quarter of 1993. On February 3, 1993, Bankshares received Federal Reserve approval to engage, de novo, in providing securities brokerage services through FFI. While it still may at some future date provide securities brokerage services through FFI, Bankshares has notified the Federal Reserve that its plans to offer brokerage services through a separate subsidiary have been delayed. At December 31, 1996, four of Bankshares' subsidiary banks (First Abilene, First Cleburne, San Angelo, and Weatherford National) were providing brokerage services through third party brokerage firms.

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

             Effective March 10, 1994, pursuant to a certain Stock Exchange Agreement and Plan of Reorganization dated December 7, 1993, Bankshares acquired 190,622 shares (98.22%) of the issued and outstanding shares of Concho Bancshares, Inc. ("Concho"), a Texas corporation and bank holding company, which owned all of the capital stock of San Angelo, a Texas state bank located in the City of San Angelo, Tom Green County, Texas. San Angelo owned all of the issued and outstanding capital stock of SWB Investment Centre, Inc. ("SWB"), a Texas corporation providing securities brokerage services. The shares of Concho common stock acquired by Bankshares were contributed by Bankshares to the capital of the Delaware BHC and effective May 1, 1994, pursuant to the corporation laws of the States of Delaware and Texas, Concho was merged with and into the Delaware BHC so that San Angelo became a subsidiary of the Delaware BHC. As part of the merger of the Delaware BHC and Concho, minority shareholders of Concho tendered an additional 2,649 shares of Concho common stock in exchange for shares of Bankshares' common stock and cash. In connection with the acquisition of Concho by Bankshares and the subsequent merger of Concho with and into the Delaware BHC, Bankshares issued 232,080 shares of its common stock and paid $44,531 in cash in lieu of issuing fractional shares of Bankshares' common stock.

             Effective January 17, 1996, pursuant to a Stock Purchase and Sale Agreement dated September 7, 1995, Bankshares acquired for $6,394,800 cash all of the stock of Citizens Equity Corp. ("Citizens Equity"), a Texas corporation and bank holding company which owned substantially all of the stock of Citizens National Bank of Weatherford ("Citizens National"), a national bank located in Weatherford, Texas. Also, effective January 17, 1996, Bankshares acquired for $1,147,861 cash substantially all of the minority shares of Citizens National. Simultaneously, Bankshares caused Citizens Equity to redeem all of its preferred stock so that Bankshares owned 100% of the issued and outstanding shares of the capital stock of Citizens Equity. Effective March 31, 1996, pursuant to the corporation laws of the State of Texas, Citizens Equity was merged with and into Bankshares. Upon completion of the merger the common stock of Citizens National was contributed by Bankshares to the capital of the Delaware BHC.

             Effective January 17, 1996, pursuant to a Stock Exchange Agreement and Plan of Reorganization dated October 20, 1995, Bankshares acquired 100% of the issued and outstanding capital stock of Weatherford National Bancshares, Inc. ("Weatherford Bancshares"), a Texas corporation and bank holding company which owned all of the capital stock of Parker Bancshares, Inc. ("Parker Bancshares"), a Delaware corporation which owned all of the stock of Weatherford National, a national bank located in Weatherford, Texas. In exchange for the stock of Weatherford Bancshares, Bankshares issued 323,977 shares of common stock. Effective March 31, 1996, pursuant to the corporation laws of the State of Texas, Weatherford Bancshares was merged with and into Bankshares. Also effective March 31, 1996, pursuant to the corporation laws of the states of Texas and Delaware, Parker Bancshares was merged with and into the Delaware BHC.

             Effective April 1, 1996, pursuant to the approval of the OCC, Citizens National was merged with and into Weatherford National with the resulting entity operating under the name of Weatherford National Bank.

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

        E.   Employees

             Bankshares  and  its  subsidiaries   employed   approximately   583
full-time employees at February 1, 1997. Management believes that its employee relations have been and will continue to be good.

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

             Under the Act, bank holding companies may not (with certain limited exceptions) directly or indirectly acquire ownership or control of more than five percent (5%) of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior written approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the Act from engaging in non-banking activities, except certain activities which the Federal Reserve Board, by regulation, determines to be closely related to banking, or to managing or controlling banks. Examples of activities which the Federal Reserve Board has determined to be closely related to banking, or to managing or controlling banks, include (1) the making or acquiring of loans or other extensions of credit; (2) servicing of loans; (3) performing certain trust functions; (4) providing bookkeeping and data processing services for a bank holding company and its subsidiaries; (5) providing certain securities brokerage services; and (6) acting or serving as an investment or financial advisor.

             The Act provides that the Federal Reserve Board shall not approve any acquisition, merger or consolidation the effect of which may be to substantially lessen competition in the banking industry, which would tend to create a monopoly in any section of the country, or which in any other manner would be a restraint of trade, unless the anti-competitive effects of the proposed combination are clearly outweighed by the convenience and needs of the community to be served. In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the Federal Reserve Board considers, among other factors, the expected benefits to the public (greater convenience, increased competition, greater efficiency, etc.) against the risks of possible adverse effects (undue concentration of resources, decreased or unfair competition, conflicts of interest, unsound banking practices, etc.).

             First Abilene, First Sweetwater, First Cleburne, Eastland and Weatherford National are all chartered under the National Bank Act and are subject to supervision and regulation, as well as regular examination, by the OCC. Hereford, Stephenville and San Angelo were all chartered under the Texas Banking Code (which, effective September 1, 1995, was replaced by the newly-adopted Texas Banking Act) and are similarly supervised, regulated and examined by the Banking Commissioner of the State of Texas. Supervision and regulation of banks by federal and state banking authorities is primarily intended to protect the interests of depositors, although shareholders are likewise benefited. Various requirements and restrictions under the laws of the United States and the State of Texas affect the operations of each subsidiary bank, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities.

             First Abilene, Hereford, First Sweetwater, First Cleburne, Eastland, Stephenville, San Angelo and Weatherford National are members of the FDIC. The Federal Deposit Insurance Act requires that the FDIC approve any merger or consolidation by or with an insured bank, or any establishment of branches by an insured bank, and it is also empowered to regulate interest rates paid by insured banks. Approval of the FDIC is also required before an insured bank retires any part of its common or preferred stock, or any capital notes or debentures. Insured banks which are also members of the Federal Reserve System, however, are regulated with respect to the foregoing matters by the Federal Reserve System.

             All of Bankshares' subsidiary banks must pay assessments to the FDIC for federal deposit insurance protection under a risk-based assessment system. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U. S. Treasury, the Federal Financing Bank and the Bank Insurance Fund member banks. As of December 31, 1996, the assessment rate for each of Bankshares' subsidiary banks is at the lowest level risk-based premium available.

             The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking agencies to take "prompt corrective action" in respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As a depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio capital measure and certain other factors. Regulations establishing the specific capital tiers provide that a well-capitalized institution must have a total risk-based capital ratio of at least ten percent (10%), a Tier 1 risk-based capital ratio of at least six percent (6%), and a Tier 1 leverage ratio of at least five percent (5%), and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least eight percent (8%), a Tier 1 risk-based capital ratio of at least four percent (4%), and a leverage ratio of at least four percent (4%) [in some cases three percent (3%)].

Under current regulations, Bankshares' subsidiary banks would be considered to be well capitalized as of December 31, 1996.

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

        Capital

             The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is eight percent (8%). At least half of the Total Capital is to be composed of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

             In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for current quarter, less goodwill) of three percent (3%) for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a minimum Tier 1 Capital leverage ratio of three percent (3%) plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised Bankshares of any specific minimum Tier 1 Capital leverage ratio applicable to it. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill, core deposit intangibles and purchased mortgage servicing rights). As of December 31, 1996, the capital ratios for Bankshares were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 18.90%; (2) Total Capital to Risk-Weighted Assets Ratio, 20.15%; and (3) Tier 1 Capital Leverage Ratio, 10.40%.

             In addition to the Federal Reserve Board capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Although neither the Texas Banking Act nor the regulations promulgated thereunder specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank, the Texas Banking Department has a policy that generally requires Texas-chartered banks to maintain a minimum six percent (6%) ratio of stockholders equity (stated capital, surplus capital, surplus and undivided profits or retained earnings) to total assets. As of December 31, 1996, all Texas-chartered banks owned by Bankshares exceeded the minimum ratio.

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

             Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

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

        Payment of Dividends

             Bankshares is a legal entity separate and distinct from its banking and other subsidiaries. Most of Bankshares' revenues result from dividends paid to it by its Delaware holding company subsidiary, which receives dividends from its bank subsidiaries. There are both federal and state statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by Bankshares to its shareholders.

             Each state bank subsidiary that is a member of the Federal Reserve System and each national banking association is required by federal law to obtain the prior approval of the Federal Reserve Board or the OCC, as the case may be, for the declaration and payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two (2) years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). Effective September 1, 1995, the Texas Banking Act eliminated the requirement under the predecessor code that, prior to paying a dividend, a state bank must transfer to "certified surplus" an amount which is not less than ten percent (10%) of the net profits of such bank earned since the last dividend was declared; provided, however, that a transfer was not required to certified surplus of a sum which would increase the certified surplus to more than the capital of the bank. At December 31, 1996, under the foregoing dividend restrictions, Bankshares' subsidiary banks, without obtaining governmental approvals, could have declared aggregate dividends of approximately $8.6 million from retained net profits. During 1996, Bankshares' subsidiary banks paid an aggregate of $19.0 million in dividends.

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

        Interstate Banking and Branching Act

             Pursuant to the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company is able to acquire banks in states other than its home state. Prior to September 29, 1995, interstate acquisitions by bank holding companies were subject to federal law which provided that no application to acquire shares of a bank located outside of the state in which the operations of the acquiring bank holding company were principally conducted would be approved by the Federal Reserve Board unless such acquisition was specifically authorized by the laws of the state in which the bank whose shares are to be acquired was located.

             The Interstate Banking and Branching Act also authorizes banks to merge across state lines, therefore creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, pursuant to such act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching. Texas has adopted legislation to "opt out" of the interstate branching provisions (which Texas law currently expires on September 2, 1999).

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


Table 1 - Composition of Loans (000's omitted):

                                                                      December 31,
                                          1996            1995            1994           1993            1992
                                      ------------    ------------    ------------   ------------     -----------

         Commercial, financial,
          and agricultural             $   234,625     $   213,799     $   177,587    $   201,432     $   193,571
         Real estate -construction          22,106          19,046          12,901          7,654           3,961
         Real estate - mortgage            135,182         117,332         126,840        122,199         106,688
         Consumer                          180,987         156,752         129,565        105,540          71,913
                                        ----------      ----------      ----------     ----------      ----------
                                       $   572,900     $   506,929     $   446,893    $   436,825     $   376,133
                                        ==========      ==========      ==========     ==========      ==========

Loan Concentrations

         At  December  31,  1996,   the  Company  had  $69.6  million  in  loans
outstanding to agriculture which represented 12.1% of total loans.



Table 2 - Maturity  Distribution  and Interest  Sensitivity of Loans at December
31, 1996 (000's omitted):


                                                                          Over One
                                                                           Year
                                                          One Year        Through       Over Five
                                                         or less        Five years       Years          Total

Commercial, financial, and agricultural                 $  177,055     $    49,052     $    8,518      $  234,625
Real estate - construction                                  17,164           4,942              -          22,106
                                                        ----------     -----------     -----------     ----------
                                                        $  194,219     $    53,994     $    8,518      $  256,731
                                                         =========      ==========      =========       =========




                                                                     Maturities
                                                                    After One Year

Loans with fixed interest rates                                   $          34,446
Loans with floating or adjustable interest rates                             28,066
                                                                   ----------------
                                                                  $          62,512
                                                                   ================

Potential Problem Loans

         Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans which are deemed to be potential problems. Potential problem loans are those loans which are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These loans totaled $634,048 at December 31, 1996.


Table 3 - Composition of Investment Securities (000's omitted):


Held-to-maturity at amortized cost                                    December 31,
----------------------------------                          --------------------------------
                                                           1996            1995           1994
                                                         ----------      ----------      --------

U.S. Treasury obligations and obligations of
  U.S. government corporations and agencies              $ 364,232       $ 370,368      $ 406,087
Obligations of states and political subdivisions            25,798          22,157         19,756
Mortgage-backed securities                                  62,509          46,563         33,221
                                                         ---------       ---------      ---------
         Total debt securities                             452,539         439,088        459,064
Other securities                                            14,085          12,465             -
                                                         ---------       ---------   -----------
                                                         $ 466,624       $ 451,553      $ 459,064
                                                          ========        ========       ========



Available-for-sale at fair value                                      December 31,
--------------------------------                             -------------------------------
                                                           1996             1995          1994
                                                         ---------       ---------      ------

U.S. Treasury obligations and obligations of
  U.S. government corporations and agencies              $  10,211     $     4,870      $  16,920
Obligations of states and political subdivisions             1,292             -              -
Mortgage-backed securities                                  31,910          16,963         12,665
                                                          --------       ---------       --------
         Total debt securities                              43,413          21,833         29,585
Other securities                                             1,752           7,730          2,301
                                                         ---------       ---------      ---------
                                                         $  45,165       $  29,563      $  31,886
                                                          ========        ========       ========



Table 4 - Maturities and Yields of Investment  Securities Held December 31, 1996
(000's omitted):

                                                                     Maturing
Held-to-maturity                                 After one but     After five but
 at amortized cost             Within one year  Within five years Within ten years After ten years     Total
                                Amount  Yield    Amount  Yield    Amount  Yield     Amount  Yield   Amount Yield

U.S. Treasuries                $ 42,193  5.50% $ 63,872   6.30%  $    -      - %   $    -      - % $106,065 5.98%
U.S. government Agencies         98,629  5.65    155,085  6.11      4,453  6.92                     258,167 5.95
States and political subdivisions 3,262  6.04     10,441  6.68     11,012  7.31       1,083  7.92    25,798 6.92
Other                             4,250  5.18      9,804  6.42         31  8.02         -       -    14,085 6.06
                               --------------   --------------    -------------      ------------   -------------
                                148,334  5.60    239,202  6.20     15,496  7.20       1,083  7.92   404,115 6.02
Mortgage-backed securities        6,179  6.30     40,539  6.16      7,740  6.86       8,051  6.00    62,509 6.24

 Totals                        $154,513  5.63% $ 279,741  6.19%  $ 23,236  7.09%    $ 9,134  6.23% $466,624 6.05%
                               ========  ====   ========  ====    =======  ====      ======  ====   ======= ====



                                                                      Maturing
                                                  After one but    After five but
Available-for-sale at fair value Within one year Within five years Within ten years After ten years       Total
                                 Amount  Yield    Amount  Yield    Amount  Yield     Amount  Yield    Amount  Yield

U.S. Treasuries                $    499  6.15%  $    -      - %  $    -      - %   $     -     - %  $    499  6.15%
U.S. government Agencies          5,767  5.70      1,952  6.19      1,646  6.55         347  5.41      9,712  6.23
States and political subdivisions                                     599  7.42         693  8.08      1,292  7.77
Other                             -         -        -      -        -       -        1,752  6.00      1,752  6.00
                                -------------    -------------    -------------     -------------   --------------
                                  6,266  5.73      1,952  6.19      2,245  6.78       2,792  6.44     13,255  6.27
Mortgage-backed securities          622  6.58     17,388  6.27     11,827  6.80       2,073  5.62     31,910  6.54
                                -------------    -------------    -------------     -------------   --------------

 Totals                         $ 6,888  5.81%  $ 19,340  6.26%  $ 14,072  6.80%    $ 4,865  6.09%  $ 45,165  6.34%
                                =======  ====    =======  ====    =======  ====      ======  ====    =======  ====


Table 5 - Analysis of the Allowance for Loan Losses (000's omitted):


                                            1996            1995           1994           1993             1992
                                         ---------       ---------      ---------      ----------       -------

Balance at January 1,                   $    9,194      $    9,206     $    9,198      $    8,476      $    7,802
Allowance established from
 purchase acquisition                          800              83            -               712               -
                                        ----------     -----------   ------------     -----------     -----------
                                             9,994           9,289          9,198           9,188           7,802
Charge-offs:
 Commercial, financial and
  agricultural                               1,126             279            741           1,233           1,180
 Consumer                                    1,420             720            613             555             695
 All other                                      74              20             28             341             167
                                       -----------     -----------    -----------     -----------       ---------
Total loans charged off                      2,620           1,019          1,382           2,129           2,042

Recoveries:
 Commercial, financial and
  agricultural                                 361             333          1,899           1,205           1,267
 Consumer                                      364             319            291             323             179
 All other                                     142             103             82             100              54
                                        ----------      ----------     ----------     -----------      ----------
Total recoveries                               867             755          2,272           1,628           1,500
                                        ----------      ----------      ---------      ----------       ---------

Net (recoveries)/charge-offs                 1,753             264           (890)            501             542
Provision/(credit) for
 loan losses                                 1,200             169           (882)            511           1,216
                                         ---------      ----------      ---------      ----------       ---------
Balance at December 31,                 $    9,441      $    9,194     $    9,206      $    9,198      $    8,476
                                         =========       =========      =========       =========       =========

Loans at year-end $ 572,900              $ 506,929       $ 446,892       $ 436,825      $ 388,486
Average loans                              545,754         465,495         430,774        415,204         376,237

Net charge-offs/(recoveries)/
 average loans                               0.32%           0.06%         (0.21)%          0.12%           0.14%
Allowance for loan losses/
 year-end loans                              1.65            1.81           2.06            2.11            2.18
Allowance for loan losses/
 nonperforming assets                      268.13          444.15         406.45          165.94          143.56



Table 6 - Allocation of Allowance for Loan Losses (000's omitted):


                                           1996            1995            1994           1993            1992
                                        ----------      ----------      ----------     ----------      -------
                                        Allocation      Allocation      Allocation     Allocation      Allocation
                                           Amount          Amount          Amount         Amount          Amount
Commercial, financial and agricultural  $    3,866      $    3,878      $    3,711     $    4,289      $    4,235
Real estate-construction                       364             345             252            154             121
Real estate - mortgage                       2,228           2,128           2,538          2,531           2,207
Consumer                                     2,983           2,843           2,704          2,224           1,913
                                         ---------       ---------       ---------      ---------       ---------
                                        $    9,441      $    9,194      $    9,205     $    9,198      $    8,476
                                         =========       =========       =========      =========       =========


Allocation as Percent of Total Loans

                                            1996            1995            1994           1993             1992
                                         ---------       ---------       ---------      ---------        --------
Commercial, financial and agricultural       0.67%           0.76%           0.83%          0.98%           1.09%
Real estate - construction                   0.06            0.07            0.06           0.04            0.03
Real estate - mortgage                       0.39            0.42            0.57           0.58            0.57
Consumer                                     0.52            0.56            0.61           0.51            0.49


Item 2.    Properties

           A.     First Financial Bankshares/First National Bank of Abilene

           The principal offices of Bankshares and First Abilene are located in the First National Bank Building at 400 Pine Street in downtown Abilene, Texas. First Abilene occupies all of the first four floors and utilizes some office space on the fifth and sixth floors. The remaining office space of this 170,842 square foot facility is available for lease to tenants. The First National Bank Building is connected to the First National West Building, a six-story facility owned by First Abilene which contains 52,800 square feet of lease space most of which is rented to business and professional tenants. First Abilene began occupying the First National Bank Building in June of 1984 and, at the same time, a new four-level drive-in parking garage was completed immediately south across the street from the new bank building, which is connected to the bank building by an over-the-street, enclosed pedestrian bridge. The total cost of the project was $14,000,000. Until January 1, 1989, both the new First National Bank Building and the connected parking garage were owned by a joint venture between First Abilene and the Trammell Crow Company. Effective January 1, 1989, First Abilene purchased the interest of Trammell Crow Company and is now the sole owner of the First National Bank Building and the connecting parking garage. A note payable to Aetna Life Insurance Company in the amount of $ 7,000,000, which was previously secured by this property, was paid in full during 1991.

           First Abilene also owns a five-story office building known as the First National/Ely Building, which is located directly south across the street from the First National West Building and connected to the First National West Building by an underground pedestrian tunnel. The First National/Ely Building contains approximately 34,000 square feet of space and is leased to business and professional tenants. The premises also includes a ground level parking lot with 22 spaces, which are leased to tenants and others. Both the First National/Ely Building and the parking lot are situated on land leased by First Abilene. The lease provides an option to purchase the underlying property for $360,000.

           First Abilene owns and operates a 17-lane drive-in banking facility, which was completed in 1981 and which is also located on Pine Street, two blocks north of First Abilene's main banking facilities. In 1987, First Abilene completed construction of a branch banking facility located at the northwest corner of North Judge Ely Boulevard and East North Tenth Street in Abilene. The cost of the site was $412,383 and the construction cost for the building and improvements was $554,318. The branch banking facility includes a one-story office building and six lane drive-in facility. In 1996, at a cost of $400,000, the branch facility was expanded to 5,400 square feet.

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

           As a result of the merger between First Abilene and BOC, First Abilene acquired title to the banking facility at the corner of South 14th and Willis Streets in Abilene, Texas, occupying the first floor and renting 27,000 square feet of office space to tenants. The building was completed in 1966 and is of steel reinforced concrete and masonry construction. In 1976, a 12-lane drive-in facility located adjacent to the main banking facility was completed and in 1982, an addition to the teller service area for the drive-in facility was constructed at a cost of approximately $200,000. In December 1984, BOC purchased property (approximately 1.85 acres) located on Southwest Drive in Abilene, Texas, for future construction of a full-service banking facility. The cost of such property was $344,937. As a result of the mergers of

American National and BOC with First Abilene and the operation of the banking facilities of American National and BOC as branch banks of First Abilene, it is unlikely that First Abilene, which acquired all of BOC's assets in the merger, will proceed with construction of banking facilities at the property on Southwest Drive and the property is presently listed for sale.

           B.     Hereford State Bank

           Hereford owns its main banking house located at 212 North Sampson Street, Hereford, Texas. The building was completed in 1977, contains 16,000 square feet (not including drive-in facilities) and is of concrete block-brick face construction. A drive-in facility of brick construction is connected to the bank by a walk-through tunnel.

           C.     First National Bank, Sweetwater, Texas

           First Sweetwater owns its main banking house located at 201 Elm Street in the City of Sweetwater, Texas. The building was completed in 1974, contains 20,000 square feet, and is constructed of steel-reinforced concrete and marble. In 1994 First Sweetwater relocated its drive-in facility to a drive-in across the street from the main banking facility that had been at one time a drive-in for another financial institution. First Sweetwater acquired the property, made improvements, and now operates 13 drive-in lanes at the facility. The drive-in attached to the main banking facility is not currently in use.

           D.     Eastland National Bank

           Eastland owns its banking facilities located at 201 East Main Street in Eastland, Texas. The building was completed in 1980, contains 13,000 square feet, and is of steel and stucco construction. Eastland also maintains a drive-in facility located on the same premises as its main banking facility.

           E.     The First National Bank in Cleburne

           First Cleburne owns its main banking facilities located at 403 North Main Street in Cleburne, Texas. The building was completed in 1978, contains 18,000 square feet, and is of steel and brick masonry construction. First Cleburne also maintains a drive-in facility located on the same premises as its main banking facility. On September 23, 1993, First Cleburne acquired the Cleburne branch of Bank One Texas, N.A. The building is of brick masonry construction, contains 4,400 square feet, and includes a drive-in teller window. Now operating as a branch of First Cleburne, the facility is located approximately 3 miles west of the main office.

           F.     Stephenville Bank & Trust Co.

           Stephenville owns its banking facility which is located at 2201 South Loop, in Stephenville, Texas. The building is of steel and brick masonry structure with approximately 18,000 square feet. At a cost of approximately $1.8 million, construction of the new bank building and drive-in facility was completed in April 1996. The bank's former premises, a downtown building, was sold in October 1996.

           G.     Southwest Bank of San Angelo

           San Angelo owns its banking facility located at 3471 Knickerbocker Road in San Angelo, Texas. The five-story building, including an office tower, has approximately 29,250 square feet and is of steel and stucco construction. Approximately 11,800 square feet of the office tower is available for lease and has a current occupancy rate of approximately 95%. The bank also owns and operates a drive-in banking facility on the same premises as its main banking office.

           H.     Weatherford National Bank

           Weatherford National owns three banking facilities located in Weatherford, Texas and another facility located in nearby Aledo. The main office is located in a historic downtown Weatherford building which was constructed in the late 1800's. Weatherford branch locations are of more modern design having been built in 1984 and 1995. The Aledo location is a temporary modular type facility. All of the locations have a combined square footage of approximately 30,000 square feet and have drive-in facilities.

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

           As a result of a routine examination of San Angelo by the FDIC, San Angelo entered into a Memorandum of Understanding (the "Memorandum") with the FDIC in December 1995, which required San Angelo to develop, adopt and implement written policies, training programs, formal internal controls, and management review procedures with respect to consumer credit transactions, consumer real estate loans and compliance with the requirements of the Bank Secrecy Act. The Memorandum required that all corrective action prescribed in the Memorandum, including implementation of the policies, programs, controls and procedures described therein, be accomplished within 60 days. Following completion of a routine examination in October 1996, the Memorandum was terminated on December 10, 1996.

Item 4.    Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of the security holders of Bankshares during the fourth quarter of Bankshares' fiscal year ending December 31, 1996.


                                  PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

           As of February 11, 1997, there were 1,544 holders of Bankshares' stock reflected on its records. Except for shares held by First Abilene, First Sweetwater, and Stephenville in various fiduciary capacities (see Item 12 following), no shareholder or shareholder group known to Bankshares owns five percent (5%) or more of Bankshares' issued and outstanding stock. Market price and dividend information about the stock for the past two years is set forth in the Quarterly Financial Data disclosure on page 26 under Item 7. Bankshares' common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol FFIN. Restrictions on Bankshares' present or future ability to pay dividends have been discussed under Item 1, above, under the topic "Supervision and Regulation."

Item 6.    Selected Financial Data


                                            First Financial Bankshares, Inc.
                                          Selected Consolidated Financial Data
                                     (Dollars in thousands, except per share data)

                                                                     Year Ended December 31,
                                                    1996       1995(1)(5)   1994(1)      1993(1)      1992(1)
                                                 ----------   ---------   ---------    ---------    ---------
Summary Income Statement Information:
   Interest income                               $   84,176  $   74,657  $   64,621   $   62,995   $   64,718
   Interest expense                                  33,731      29,448      22,416       21,513       25,692
                                                  ---------   ---------   ---------    ---------    ---------
   Net interest income                               50,445      45,209      42,205       41,482       39,026
   Provision (credit) for loan losses                 1,200         169        (882)         511        1,216
   Noninterest income                                15,842      15,030      12,313       12,940       10,312
   Noninterest expense                               37,570      34,400      34,635       33,428       30,239
                                                  ---------   ---------   ---------    ---------    ---------
   Income before income taxes                        27,517      25,671      20,765       20,483       17,883
   Provision (benefit) for income taxes               9,395       8,656       6,805        6,615        5,478
                                                 ----------  ----------  ----------   ----------   ----------
   Net income before accounting change               18,122      17,015      13,960       13,868       12,405
   Cumulative effect of accounting change (2)             -           -           -        1,005            -
                                                 ----------  ----------  ----------   ----------   ----------
   Net earnings                                  $   18,122  $   17,015  $   13,960   $   14,873   $   12,405
                                                  =========   =========   =========    =========   ==========

Per Share Data (3):
   Net earnings per share before cumulative
     effect of accounting change                 $     2.70  $     2.55  $     2.10   $     2.09   $    1.88
   Net earnings per share                              2.70        2.55        2.10         2.24        1.88
   Cash dividends declared                             1.09        0.97        0.88         0.77        0.61
   Book value at period-end                           19.52       17.98       16.31        15.21       13.66

Earnings performance ratios (4):
   Return on average assets                            1.52%       1.59%       1.33%        1.35%       1.33%
   Return on average equity                           14.65       14.91       13.34        14.22       14.29

Summary Balance Sheet Data (Period-end):
   Investment securities                         $  511,789  $  481,117  $  490,950   $  482,885   $ 430,227
   Loans                                            572,900     506,929     446,892      436,825     388,485
   Total assets                                   1,262,041   1,125,887   1,066,982    1,069,389     976,146
   Deposits                                       1,121,881     997,578     950,251      960,389     875,398
   Total liabilities                              1,130,880   1,005,859     958,465      968,660     886,072
   Total shareholders' equity                       131,161     120,028     108,517      100,729      90,074

Asset quality ratios:
   Allowance for loan losses/period-end loans          1.65%       1.81%       2.06%        2.11%       2.18%
   Nonperforming assets/period-end loans
     plus foreclosed assets                            0.61        0.41        0.51         1.26        1.51
   Net (recoveries)charge offs/average loans           0.32        0.06       (0.21)        0.12        0.14

Capital ratios:
   Average shareholders' equity/average assets        10.35%      10.66%       9.59%        9.45%       9.18%
   Leverage ratio (6)                                 10.40       10.91        9.51         9.28        8.48
   Tier 1 risk-based capital (7)                      18.90       19.33       16.76        16.90       15.38
   Total risk-based capital (8)                       20.15       20.57       18.02        18.38       16.86
   Dividend payout ratio                              40.32       35.63       34.04        32.03       34.81


(1)  Restated to reflect pooling-of-interests.
(2)  Adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
(3)  Historical amounts adjusted for stock dividends and stock splits.
(4)  Calculated on net income before cumulative accounting adjustment in 1993.
(5)  1995 net earnings includes $1.3 million, or $.20 per share, in nonrecurring gains from sale of assets.
(6)  Shareholders' equity (before unrealized loss on securities available-for-sale) less intangibles/fourth quarter average assets less intangibles.
(7)  Shareholders'    equity    (before    unrealized    loss   on    securities
     available-for-sale) less intangibles/risk-adjusted assets.
(8)  Shareholders'    equity    (before    unrealized    loss   on    securities
     available-for-sale)  less intangibles plus allowance for loan losses to the extent allowed under regulatory guidelines/risk-adjusted assets.


Item 7.               Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


Management's discussion and analysis of the major elements of the Company's consolidated balance sheets and statements of income should be reviewed in conjunction with the consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this report.

In January 1996, through an exchange of stock, the Company acquired Weatherford National Bancshares, Inc. and its subsidiary, Weatherford National. The transaction was accounted for as a pooling-of-interests and accordingly, prior periods have been restated to include the operations of Weatherford National. Also in January 1996, the Company purchased for cash Citizens Equity Corporation and its subsidiary, Citizens National. Financial data prior to 1996 does not include the operations of Citizens National; therefore, comparability is affected. This discussion will highlight items materially affected and considered meaningful to the analysis of the Company's 1996 operating results and financial condition. In April 1996, Citizens National was merged into Weatherford National, with the resulting entity continuing to operate under the name of Weatherford National Bank.

PERFORMANCE SUMMARY

Net earnings for 1996 was $18.1 million as compared to $17.0 million for 1995, which included $1.3 million in nonrecurring gains. In 1994, net earnings amounted to $14.0 million. The 1996 increase was primarily attributable to higher net interest income generated from higher volume of earning assets and increased service related fees. Increased net interest income, nonrecurring gains and a lower FDIC assessment were primary factors in the 1995 increase over 1994.

On a per share basis, 1996 net earnings amounted to $2.70 as compared to $2.55 for 1995, which included approximately $ .20 per share resulting from nonrecurring gains. In 1994 the Company earned $2.10 per share. Return on average assets for 1996 was 1.52% as compared to 1.59% (1.47% excluding nonrecurring gains) for 1995 and 1.33% for 1994. Return on equity for 1996 was 14.65% as compared to 14.91% (13.76% excluding nonrecurring gains) for 1995 and 13.34% for 1994.

Net Interest Income

On a  taxable-equivalent  basis,  net  interest  income  in 1996  totaled  $50.9 million, an increase of $5.2 million over the 1995 amount, which was $2.9 million higher than 1994. These yearly increases have resulted primarily from a higher volume of average earning assets and deposits. Table 1 presents year-to-year changes in net interest income and allocates the changes attributable to variances in volumes and rates. Table 2 provides the income and average yield earned on earning assets and the interest expense and average rate paid on interest bearing liabilities for the years 1994 through 1996. The net interest margin which measures net interest income as a percentage of average earning assets amounted to 4.66% in 1996 as compared to 4.69% in 1995 and 4.49% in 1994. The modest decline in 1996 reflects a decrease in the average rate earned on loans coupled with a slight increase in the average rate paid on interest bearing deposits. Growth in average loans, some of which replaced lower yielding investment securities, was the primary factor contributing to the 1995 increase in net interest income.


Table 1 - Changes in Interest Income and Interest Expense (000's omitted):


                                              1996 Compared to 1995                    1995 Compared to 1994
                                      Change Attributable to      Total       Change Attributable to       Total
                                        Volume         Rate       Change        Volume          Rate       Change
Short-term investments                $    136      $   (183)   $    (47)     $    125       $    585    $    710
Taxable investment securities            1,400         1,538       2,938          (654)         1,581         927
Tax-exempt investment securities (1)       283          (111)        172          (136)           (48)       (184)
Loans (1)  7,221                          (752)        6,469       3,006         5,516          8,522
          ------                       -------        ------      ------        ------         ------
     Interest income                     9,040           492       9,532         2,341          7,634       9,975
                                        ------       -------      ------        ------         ------      ------

Interest bearing deposits                3,837           441       4,278           239          6,882       7,121
Short-term borrowings                        1             7           8            (8)            15           7
Long-term debt                              (5)            2          (3)          (89)            (7)        (96)
                                      --------      --------    --------       -------       --------     -------
     Interest expense                    3,833           450       4,283           142          6,890       7,032
                                        ------       -------      ------       -------         ------      ------
     Net interest income               $ 5,207      $     42     $ 5,249       $ 2,199       $    744     $ 2,943
                                        ======       =======      ======        ======        =======      ======

(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.



Table 2 - Average Balances and Average Yields and Rates (000's omitted):


                                           1996                        1995                        1994
                                  Average   Income/  Yield/    Average   Income/  Yield/    Average  Income/  Yield/
                                  Balance   Expense  Rate      Balance   Expense  Rate      Balance  Expense  Rate
Assets
   Short-term investments    $     37,230 $   2,009  5.40%$     34,916 $   2,056  5.89%$     31,952 $  1,346  4.21%
   Taxable investment securities  486,546    28,877  5.94      455,817    25,939  5.69      468,051   25,021  5.34
   Tax-exempt
     investment securities (1)     22,509     1,476  6.56       18,496     1,304  7.05       20,356    1,488  7.31
   Loans (1) (2)                  545,754    52,284  9.58      465,495    45,815  9.84      430,774   37,293  8.66
                              -----------  --------        -----------  --------        -----------  -------
    Total earning assets        1,092,039    84,646  7.75      974,724    75,114  7.71      951,133   65,139  6.85
   Cash and due from banks         56,279                       53,827                       58,503
   Bank premises and equipment     34,429                       31,458                       31,798
   Other assets                    17,709                       19,496                       19,734
   Intangible assets                5,624                        1,112                        1,149
   Allowance for loan losses      (10,056)                      (9,186)                      (9,392)
                              -----------                 ------------                  -----------
     Total assets             $ 1,196,024                 $  1,071,431                 $  1,052,925
                               ==========                 ============                  ===========

Liabilities and
     Shareholders' Equity
Interest-bearing deposits    $    848,401 $  33,689  3.97%$    750,490 $  29,411  3.92%$    742,544 $ 22,290  3.00%
   Short-term borrowings              285        36 12.63          280        28 10.00          458       21  4.59
   Long-term debt                      70         6  8.57          171           95.26        1,108      105  9.48
                             ------------  --------        ----------- ---------        ----------- --------
    Total interest-
      bearing liabilities         848,756    33,731  3.97      750,941    29,448  3.92      744,110   22,416  3.01
                                           --------                    ---------                    --------
   Noninterest-bearing deposits   213,757                      197,412                      196,495
   Other liabilities                9,775                        8,987                        7,659
                             ------------                 ------------                  -----------
     Total liabilities          1,072,288                      957,340                      948,264
   Shareholders' equity           123,736                      114,091                      104,661
                              -----------                 ------------                  -----------
     Total liabilities and
        shareholders' equity  $ 1,196,024                 $  1,071,431                 $  1,052,925
                               ==========                  ===========                  ===========

Net interest income                       $ 50,915                     $  45,666                    $ 42,723
                                           =======                      ========                     =======

Rate Analysis:
   Interest income/earning assets                    7.75%                        7.71%                       6.85%
   Interest expense/earning assets                   3.09                         3.02                        2.36
                                                     ----                         ----                        ----
     Net yield on earning assets                     4.66%                        4.69%                       4.49%
                                                     ====                         ====                        ====

(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans.


Provision for Loan Losses

In 1996, the provision for loan losses charged against earnings amounted to $1.2 million as compared to $169 thousand in 1995. The increase is attributed to provisions at subsidiary banks located in markets where severe drought conditions during 1995 and the early part of 1996 affected farming and cattle operations. In 1994, significant recoveries of loans previously charged off permitted a loan loss provision reversal, which resulted in an $882 thousand credit to earnings. Additional comparative information is provided in the Allowance for Loan Loss section of this discussion.

Noninterest Income

Table 3 presents the detail of noninterest income which amounted to $15.8 million in 1996 as compared to $15.0 million in 1995. Trust fees were up $388 thousand, or 12.3%, and resulted from a significant $73 million, or 13.7% increase in Trust assets during 1996. Service fees on deposit accounts increased $1.8 million. Approximately $650 thousand of the increase is due to the addition of Citizens National Bank with the remainder resulting from an increase in the number of accounts and volume of transactions. For 1996, gains on sale of foreclosed assets decreased $2.0 million and interest on loan recoveries increased $284 thousand. Brokerage commissions in 1996 were $199 thousand less than in 1995. In 1996, the Company changed its arrangement with its third party brokerage service provider whereby fees were received net of expenses. On a net income basis, profitability from brokerage services moved from a pretax loss of $177 thousand in 1995 to a pretax profit of $78 thousand in 1996. ATM fees in 1996 increased $176 thousand and resulted from higher transaction volume as well as increased fees earned from non-customer transactions.

Total noninterest income in 1995 was $2.7 million above the 1994 amount. As shown in Table 3, nonrecurring gains from the sale of assets taken in debt settlement arrangements in prior years amounted to $2.1 million in 1995 and was the primary factor for the significant increase. Interest on loan recoveries and securities losses were other significant variances in 1995.


Table 3 - Noninterest Income (000's omitted):

                                                     Increase                          Increase
                                      1996          (Decrease)          1995          (Decrease)           1994
                                    --------     -------------        ---------     ------------         ---------
Trust department income             $  3,552         $     388         $  3,164         $    266         $   2,898
Service fees on deposit accounts       8,149             1,769            6,380              167             6,213
Gain on sale of foreclosed assets        125            (1,957)           2,082            2,061                21
Other:
  Miscellaneous income                 1,180               140            1,040                1             1,039
  Interest on loan recoveries            314               284               30             (535)              565
  Mastercard fees                        752               114              638               36               602
  Securities gains (losses)               (3)              (47)              44              628              (584)
  Real estate mortgage fees              568               131              437              (34)              471
  Brokerage commissions                  201              (199)             400               46               354
  Safe deposit rental fees               253               (18)             271               (1)              272
  ATM fees                               453               176              277               71               206
  Exchange fees                          298                31              267               11               256
                                    --------          --------         --------          -------          --------
                                       4,016               612            3,404              223             3,181
                                    --------          --------         --------          -------          --------
                                    $ 15,842         $     812         $ 15,030          $ 2,717          $ 12,313
                                     =======          ========          =======           ======           =======

Noninterest Expense

Noninterest expense for 1996 totaled $37.6 million which was $3.2 million above the 1995 amount. Approximately $2.7 million of the increase is attributed to the fact that noninterest expenses for Citizens National Bank are not included in the 1995 total. An important measure in determining effectiveness in managing noninterest expenses is efficiency ratio, which is calculated by dividing the noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Excluding gains on sale of foreclosed assets, the Company's efficiency ratios were 56.38%, 58.69% and 62.96% in 1996, 1995 and 1994, respectively.

Total salaries and benefits for 1996 were $19.9 million as compared to $17.5 million in 1995. When employee costs of Citizens National Bank are included in the prior year total, comparative salaries and benefits for 1996 increased $934 thousand, or 4.9%. Net occupancy expense in 1996 amounted to $3.2 million and was $557 thousand above the prior year. The increase is attributed primarily to the opening of a new bank building in Stephenville and the occupancy expense of Citizens National Bank, which was not included in the prior year amount. Total equipment expense in 1996 amounted to $2.9 million as compared to $2.5 million in 1995, with higher depreciation expense the primary factor for the increase. FDIC expense in 1996 decreased $1.0 million and represents a full year of lower assessment rates which were implemented in mid-year 1995. Higher 1996 goodwill amortization relates to the acquisition of Citizens National Bank, which was accounted for as a purchase. The increase in credit card expense reflects expense of processing a higher volume of cardholder and merchant transactions. Professional and service fees decreased $100 thousand from the 1995 total and resulted from a change in the arrangement with the third party that provides brokerage services.

Total noninterest expense of $34.4 million for 1995 was $235 thousand below 1994. As shown in Table 4, the reduction in FDIC expense was the primary factor in the net decrease. Net occupancy expense in 1995 was $365 thousand below the 1994 amount, which included additional depreciation expense resulting from a change in the estimate for the useful life of certain leasehold improvements. Legal and accounting fees in 1995 were $187 thousand below 1994 which included fees related to the acquisition of Concho Bancshares and its subsidiary, Southwest Bank of San Angelo.


Table 4 - Noninterest Expense (000's omitted):

                                                                   Increase                  Increase
                                                         1996      (Decrease)      1995      (Decrease)      1994
                                                       --------  -----------     --------  -----------     --------
Salaries                                               $ 15,322      $ 1,676     $ 13,646     $     20     $ 13,626
Payroll taxes                                             1,164          132        1,032          (11)       1,043
Profit sharing                                            1,710          321        1,389          208        1,181
Medical and other benefits                                1,669          238        1,431          136        1,295
                                                       --------      -------     --------    ---------     --------
                                                         19,865        2,367       17,498          353       17,145

Net occupancy expense                                     3,166          557        2,609         (365)       2,974
Equipment expense                                         2,935          393        2,542          349        2,193
Printing, stationary, and supplies                        1,017           59          958            2          956
FDIC insurance expense                                       17       (1,036)       1,053       (1,031)       2,084
Correspondent bank service charges                          867          (24)         891            2          889
Other:
  Postage                                                   897          121          776            6          770
  Advertising                                               877            5          872          187          685
  Outside data processing fees                              711            6          705          (32)         737
  Credit card fees                                          634          180          454           59          395
  Legal and accounting fees                                 554          (45)         599         (187)         786
  ATM expense                                               525           88          437            7          430
  Public relations and business development                 458          112          346           48          298
  Directors' fees                                           406          (27)         433           20          413
  Goodwill amortization                                     401          325           76            0           76
  Telephone                                                 394           62          332           15          317
  Regulatory exam fees                                      349           68          281          (31)         312
  Other professional and service fees                       272         (100)         372           95          277
  Courier                                                   268           20          248          156           92
  Franchise tax                                             265          (46)         311          141          170
  Other miscellaneous                                     2,692           85        2,607          (29)       2,636
                                                       --------     --------     --------     --------     --------
Total Other                                               9,703          854        8,849          455        8,394
                                                       --------      -------     --------      -------     --------
Total Noninterest Expense                              $ 37,570      $ 3,170     $ 34,400      $  (235)    $ 34,635
                                                        =======      =======      =======      =======      =======

Income Taxes

Income tax expense for 1996 totaled $9.4 million as compared to $8.7 million for 1995 and $6.8 million for 1994. The Company's effective tax rates on pretax income were 33.1%, 33.7%, and 32.8%, respectively, for the years 1996, 1995, and 1994.

At December 31, 1996 and 1995, the Company had net deferred tax assets of $1.4 million and $1.6 million, respectively. The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 1996 and 1995, are provided in Note 6 to Consolidated Financial Statements. The most significant assumption relied upon by management in concluding that it is more likely than not that the deferred tax assets, net of the recorded valuation allowance, will be realized in the future is the recent history of taxable income generated by the Company and the subsidiary bank to which the net operating loss carryforward relates. On a consolidated basis, taxable income amounted to approximately $26.5 million, $22.6 million, and $18.7 million in the years ended December 31, 1996, 1995 and 1994, respectively.

The use of the net operating loss carryforward is conditioned upon taxable income generated by the subsidiary bank. The net operating loss carryforward was acquired in the purchase of the stock of the subsidiary bank, and under applicable Internal Revenue Service regulations regarding change of control, their usage is limited to a predetermined amount in each future period. The net operating loss carryforward approximates $1.7 million at December 31, 1996, with a usage limitation of $340,000 per year. The net operating loss carryforward expires in the years 2001 through 2005. Taxable income generated by the subsidiary bank before the net operating loss carryforward amounted to approximately $1.9 million, $1.4 million, and $1.0 million in the years ended December 31, 1996, 1995 and 1994, respectively.

The valuation allowance was established because full utilization of the net operating loss carryforward is dependent on future taxable income in years where the Company is unable to determine that it is more likely than not that taxable income of the subsidiary bank will be available prior to expiration.

BALANCE SHEET REVIEW

Total assets at the end of 1996 were $1.262 billion, up $136 million from the December 31, 1995, total. The addition of Citizens National Bank accounted for approximately $93 million of the 1996 increase from the prior year. During 1996, total assets averaged $1.196 billion as compared to $1.071 billion during 1995. Average assets for Citizens National Bank, which are not included in the 1995 total, amounted to $90 million.

Investment Securities

At December 31, 1996, the investment securities portfolio totaled $511.8 million as compared to $481.1 million the prior year. At December 31, 1996, securities with an amortized cost of $466.6 million were classified as securities held-to-maturity and securities with a market value of $45.2 million were classified as securities available-for-sale. The portfolio is comprised primarily of U. S. government and government corporations and agencies securities with relative short maturities. The Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment securities at year-end 1996 included structured notes with an amortized cost of $16.5 million and an approximate market value of $16.2 million. Note 2 to the Consolidated Financial Statements provides detail disclosures relating to the maturities and fair values of the investment portfolio at December 31, 1996 and 1995.

Loans

Total loans at December 31, 1996, amounted to $572.9 million, an increase of $66 million, or 13.0%, from year-end 1995. Excluding the effect of the addition of Citizens National Bank on year to year comparisons, loans increased $30 million, or 5.5%. Table 5 below provides the composition of the loan portfolio at December 31, 1996 and 1995. As shown, the composition, or percent of total loans each classification represents, was relatively unchanged from year to year. The loan totals reflect loans made to businesses, individuals, and farm and ranch operations located in the primary markets served by the Company's subsidiary banks. Loans in the real estate mortgage classification generally provide for repricing intervals that protect the Company from the rate risk inherent in long term fixed rate mortgages.


Table 5 - Composition of Loans (000's omitted):

                                                                   December 31, 1996          December 31, 1995
                                                                 Amount     % of Total      Amount       % of Total
Commercial, financial, and agricultural                        $ 234,625        40.95%    $ 213,799          42.17%
Real estate - construction                                        22,106         3.86        19,046           3.76
Real estate - mortgage                                           135,182        23.60       117,332          23.15
Consumer                                                         180,987        31.59       156,752          30.92
                                                                --------   ----------      --------    -----------
                                                               $ 572,900       100.00%    $ 506,929         100.00%
                                                                ========   ==========      ========     ==========

Allowance for Loan Losses

An evaluation of the overall quality of the portfolio is performed to determine the necessary level of the allowance for loan losses. The evaluation takes into consideration the classification of loans and the application of loss estimates to those classifications. The Company has an independent loan review function, which periodically reviews the loan quality at each of the subsidiary banks. The subsidiary banks are also subject to periodic examinations by state and federal banking system examiners. Table 6 below provides activity in the allowance for loan loss account for the past five years, and Table 7 presents year-end balance and composition of nonperforming assets that serves as a key indicator of loan quality. The unfavorable weather conditions and low market prices that farm and cattle operations experienced in 1995 and the early part of 1996 were the primary factors contributing to the 1996 increase in net charge- offs, loan loss provision and nonperforming assets. When compared to the prior year-end total, $900 thousand of the increase in nonperforming assets at December 31, 1996, relates to the acquisition of Citizens National Bank. Management was not aware of any material classified credit not properly disclosed as nonperforming at December 31, 1996.


Table 6 - Loan Loss Experience and Allowance for Loan Losses (000's omitted):

                                                 1996          1995          1994          1993          1992
                                              ---------     ---------     ---------     ----------    ----------
Balance at January 1,                        $    9,194    $    9,206    $    9,198     $    8,476   $     7,802
Allowance established from
  purchase acquisition                              800            83           -              712           -
                                             ----------    ----------   -----------     ----------    ----------
                                                  9,994         9,289         9,198          9,188         7,802

Loans charged off 2,620                           1,019         1,382         2,129          2,042
Loans recovered                                     867           755         2,272          1,628         1,500
                                             ----------    ----------     ---------      ---------    ----------
Net (recoveries)/charge-offs                      1,753           264          (890)           501           542

Provision/(credit) for loan losses                1,200           169          (882)           511         1,216
                                              ---------    ----------    ----------     ----------    ----------
Balance at December 31,                      $    9,441    $    9,194    $    9,206     $    9,198   $     8,476
                                              =========     =========     =========      =========    ==========

Loans at year-end $ 572,900                   $ 506,929     $ 446,892     $ 436,825     $  388,486
Average loans                                   545,754       465,495       430,774        415,204       376,237

Net charge offs/(recoveries)/
  average loans                                    0.32%         0.06%        (0.21)%         0.12%         0.14%
Allowance for loan losses/
  year-end loans                                   1.65          1.81          2.06           2.11          2.18
Allowance for loan losses/
  nonperforming assets                           268.13        444.15        406.45         165.94        143.56



Table 7 - Nonperforming Assets (000's omitted):

                                                                         At December 31,
                                                     1996         1995          1994          1993          1992
                                                   -------    ---------      --------      --------       -------
Nonaccrual loans                                   $ 2,638      $ 1,184       $ 1,305       $ 3,417       $ 2,590
Loans past due 90 days or more                          77          181           100           170           731
Restructured loans                                      -            -            -              -             -
                                                   -------      -------      --------       -------       -------
  Nonperforming loans                                2,715        1,365         1,405         3,587         3,321
Foreclosed assets                                      806          705           860         1,956         2,583
                                                   -------      -------       -------        ------        ------
  Total nonperforming assets                       $ 3,521      $ 2,070       $ 2,265       $ 5,543       $ 5,904
                                                    ======       ======        ======        ======        ======

As a % of loans and
  foreclosed properties                               0.61%        0.41%         0.51%         1.26%         1.51%


Deposits

Deposits which represent the Company's primary source of funding totaled $1.122 billion at the end of 1996. When compared to the previous year-end total, deposits increased $124 million, with approximately $84 million of the increase attributed to the addition of Citizens National Bank. Table 8 below provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100 thousand or more.


Table         8 -  Composition  of  Deposits  and  Remaining  Maturity  of  Time
              Deposits of $100,000 or more (000's omitted):

                                                            1996                 1995                 1994
                                                     Average     Average   Average    Average   Average    Average
                                                     Balance     Rate      Balance    Rate      Balance    Rate
Noninterest-bearing deposits                     $   213,757       -     $ 197,412      -     $ 196,495      -
Interest-bearing deposits
     Interest-bearing checking                       187,912     1.98%     179,731    2.14%     185,807    2.03%
     Savings and money market accounts               232,579     3.29      182,401    2.98      198,682    2.51
     Time deposits under $100,000                    310,265     5.19      272,062    5.16      256,955    3.71
     Time deposits of $100,000 or more               117,645     5.29      116,296    5.24      101,100    3.89
                                                    --------    -----     --------   -----     --------   -----
     Total interest-bearing deposits                 848,401     3.97      750,490    3.92      742,544    3.00
                                                    --------              --------             --------
Total deposits                                   $ 1,062,158             $ 947,902            $ 939,039
                                                    ========              ========             ========



Remaining Maturity of Time Deposits of $100,000 or More


                                                            December 31, 1996
Under three months                                            $   45,553
Over three through six months                                     32,331
Over six through twelve months                                    28,107
Over twelve months                                                10,917
                                                               ---------
                                                               $ 116,908

Capital

At December 31, 1996, total shareholders' equity was $131.2 million, or 10.39% of total assets, compared to $120.0 million, or 10.66% of total assets at December 31, 1995. In accordance with SFAS 115, the Company's unrealized losses, net of deferred taxes, on securities available-for-sale are reported as a reduction in shareholders' equity. At December 31, 1996 and 1995, unrealized losses, net, amounted to $267 thousand and $152 thousand, respectively. During 1996, total shareholders' equity averaged $123.7 million, or 10.35% of average assets, compared to the 1995 average of $114.0 million, or 10.66% of average assets.

Banking system regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders' equity less intangibles by quarter-to-date average assets less intangibles. Regulatory minimums for the risk-based and leverage ratios are 8.00% and 3.00%, respectively. At December 31, 1996, the Company's total risk-based and leverage ratios were 20.15% and 10.40%, respectively.

ASSET AND LIABILITY MANAGEMENT

Interest Rate Risk

The Company manages its assets and liabilities to control the exposure of its net interest income and capital to risks associated with interest rate changes to achieve growth in net interest income. Each subsidiary bank has an asset liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. From time to time it may be necessary for a subsidiary bank to reallocate investable funds or make pricing adjustments to better position itself for interest rate movements. As presented in Table 9, the Company's interest-sensitivity gap analysis as of December 31, 1996, reflects a negative cumulative repricing gap in the one-year horizon. Consequently, a sudden and large increase in rates or a dramatic narrowing in the spread between asset yields and liability costs would result in an adverse impact on the net interest margin; however, the adverse impact is more moderate if interest rates follow historical trends and increase gradually. The Company uses no off-balance-sheet financial instruments to manage interest rate risk.


Table 9 - Interest-Sensitivity Analysis (000's omitted):


                                             Within 3      4-6         7-12         1-5      Over 5
                                              Months      Months      Months       Years      Years       Total
Interest-earning assets:
 Total loans                               $  246,138   $  39,016   $  82,891   $ 188,184  $ 16,671  $  572,900
 Investment securities                         59,227      25,137      78,917     297,196    51,312     511,789
 Short-term investments                        54,410         390         200         195         -      55,195
                                            ---------   ---------    --------   ---------  --------   ---------
  Total interest-earning assets               359,775      64,543     162,008     485,575    67,983   1,139,884

Interest-bearing liabilities:
 Transaction deposit accounts                 334,826                                                   334,826
 Time deposits                                278,547     108,068     103,369      50,473        27     540,484
 Borrowed funds                                   110           -           -          37         -         147
                                            ---------   ---------   ---------   ---------  ---------   --------
  Total interest-bearing liabilities          613,483     108,068     103,369      50,510        27     875,457
                                            ---------   ---------   ---------   ---------  ---------   --------

Interest-sensitivity gap                   $ (253,708)  $ (43,525)  $  58,639   $ 435,065  $ 67,956  $  264,427
Cumulative interest-sensitivity gap          (253,708)   (297,233)   (238,594)    196,471   264,427     264,427
Ratio of interest-sensitive
 assets to interest-sensitive liabilities        0.59        0.60        1.57        9.61         -
Cumulative ratio of interest-sensitive
 assets to interest-sensitive liabilities        0.59        0.59        0.71        1.22      1.30
Cumulative interest-sensitivity gap
 as a percent of earning assets                (22.26)%    (26.08)%    (20.93)%     17.24%    23.20%


Liquidity

Liquidity is the ability of the Company to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, Federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources which include core depositors and correspondent banks that maintain accounts with and sell Federal funds to subsidiary banks of the Company. Given the strong core deposit base and relatively low loan to deposit ratios maintained at the subsidiary banks, Management considers the current liquidity position to be adequate.

PARENT COMPANY FUNDING SOURCES AND DIVIDENDS

The Company's ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on parent company only earnings, cash reserves and funds derived from its subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. It is anticipated that the Company's recurring cash sources will continue to include dividends and management fees from subsidiaries. At December 31, 1996, approximately $8.6 million was available for the payment of intercompany dividends by the subsidiary banks without the prior approval of regulatory agencies. Also at December 31, 1996, the Company had $10 million available under a line of credit with an unaffiliated financial institution. The Company does not anticipate any change in its policy for cash dividends to shareholders that has yielded payout ratios of 40.3%, 35.6%, and 39.1%, respectively, in 1996, 1995 and 1994.



QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars in thousands, except per share data)

                                                                                   1996
                                                                    4th         3rd        2nd         1st
Summary Income Statement Information:
   Interest income                                               $ 21,463    $ 21,046   $ 20,687   $  20,980
   Interest expense                                                 8,601       8,429      8,275       8,426
                                                                 --------    --------   --------   ---------
   Net interest income                                             12,862      12,617     12,412      12,554
   Provision for loan losses                                          237          80        365         518
                                                                 --------    --------   --------   ---------
   Net interest income after provision for loan losses             12,625      12,537     12,047      12,036
   Noninterest income                                               4,034       4,064      4,039       3,705
   Noninterest expense                                              9,631       9,624      9,327       8,988
                                                                 --------    --------   --------   ---------
   Income before income taxes                                       7,028       6,977      6,759       6,753
   Provision (benefit) for income taxes                             2,400       2,375      2,311       2,309
                                                                 --------    --------   --------   ---------
   Net income                                                    $  4,628    $  4,602   $  4,448   $   4,444
                                                                 ========    ========   ========   =========

Per Share Data (1):
   Net income per share                                          $   0.69    $   0.69   $   0.66   $    0.66
   Cash dividends declared                                           0.28        0.28       0.28        0.25
   Book value at period-end                                         19.52       19.10      18.70       18.36
   Market value (period-end bid)                                    38.00       34.75      36.50       28.50

   Market value (bid):
     High                                                           38.00       36.50      36.50       28.50
     Low                                                            34.50       31.00      28.50       26.00


                                                                                  1995 (2)
                                                                    4th         3rd        2nd         1st
Summary Income Statement Information:
   Interest income                                               $ 19,463    $ 19,155   $ 18,425   $  17,614
   Interest expense                                                 7,854       7,736      7,301       6,557
                                                                 --------    --------   --------   ---------
   Net interest income                                             11,609      11,419     11,124      11,057
   Provision for loan losses                                          104          43          1          20
                                                                 --------    --------   --------   ---------
   Net interest income after provision for loan losses             11,505      11,376     11,123      11,037
   Noninterest income                                               3,366       3,239      5,256       3,169
   Noninterest expense                                              8,817       8,269      8,807       8,507
                                                                 --------    --------   --------   ---------
   Income before income taxes                                       6,054       6,346      7,572       5,699
   Provision (benefit) for income taxes                             2,048       2,139      2,560       1,909
                                                                 --------    --------   --------   ---------
   Net income                                                    $  4,006    $  4,207   $  5,012   $   3,790
                                                                 ========    ========   ========   =========

Per Share Data (1):
   Net income per share                                          $   0.60    $   0.63   $   0.75   $    0.57
   Cash dividends declared                                           0.25        0.25       0.25        0.22
   Book value at period-end                                         17.98       17.62      17.28       19.79
   Market value (period-end bid)                                    26.00       24.00      24.50       20.75

   Market value (bid):
     High                                                           26.00       25.50      24.50       20.75
     Low                                                            24.00       23.50      20.75       19.75



(1)  Historical amounts adjusted for stock split effected in the form of a dividend on June 1, 1996.
(2)  Restated for pooling-of-interests.


Item 8.    Financial Statements and Supplementary Data

           The  independent   auditors'  report,   and  consolidated   financial
statements of Bankshares at December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, are provided on pages 27 through 50. Also included is management's report on responsibility for these financial statements.

                         FIRST FINANCIAL BANKSHARES, INC.
                                 MANAGEMENT'S REPORT
                   ON RESPONSIBILITY FOR THE FINANCIAL STATEMENTS

The Management of First Financial Bankshares, Inc. is responsible for the preparation, integrity, and fair presentation of its annual financial statements as of December 31, 1996 and 1995, and for the three years in the period ended December 31, 1996. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by Management. Management has also prepared the other information included in this Annual Report and is responsible for its accuracy and consistency with the financial statements.

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



Kenneth T. Murphy                         Curtis R. Harvey
Chairman of the Board                     Executive Vice President
and Chief Executive Officer               and Chief Financial Officer



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Financial Bankshares, Inc.:

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation), and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bankshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                               Arthur Andersen LLP
Dallas, Texas,
    January 10, 1997


                         FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1995


    ASSETS                                                                         1996                 1995
    ------                                                                  ----------------    ----------------
CASH AND DUE FROM BANKS                                                     $     71,677,154    $     60,858,959

FEDERAL FUNDS SOLD                                                                54,306,156          31,685,000
                                                                            ----------------    ----------------

                  Total cash and cash equivalents                                125,983,310          92,543,959

INTEREST-BEARING DEPOSITS IN BANKS                                                   888,494           1,477,025

INVESTMENT IN SECURITIES:
    Securities held-to-maturity (market value of $466,805,918
        in 1996 and $454,033,240 in 1995)                                        466,623,769         451,553,429
    Securities available-for-sale, at market value                                45,164,802          29,563,133

LOANS                                                                            572,900,206         506,929,162
    Less- Allowance for loan losses                                                9,441,466           9,193,571
                                                                            ----------------    ----------------
                  Net loans                                                      563,458,740         497,735,591

BANK PREMISES AND EQUIPMENT                                                       34,454,587          31,776,992

OTHER ASSETS                                                                      25,467,347          21,236,891
                                                                            ----------------    ----------------

                  Total assets                                              $  1,262,041,049    $  1,125,887,020
                                                                            ================    ================

    LIABILITIES AND SHAREHOLDERS' EQUITY

NONINTEREST-BEARING DEPOSITS                                                $    246,571,720    $    218,784,465

INTEREST-BEARING DEPOSITS                                                        875,309,732         778,793,883
                                                                            ----------------    ----------------

                  Total deposits                                               1,121,881,452         997,578,348

DIVIDENDS PAYABLE                                                                  1,881,288           1,554,717

OTHER LIABILITIES                                                                  7,117,463           6,726,144
                                                                            ----------------    ----------------

                  Total liabilities                                            1,130,880,203       1,005,859,209

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock,  $10 par  value;  authorized  10,000,000  shares;  issued  and outstanding 6,718,886 and 5,339,193 shares in 1996
        and 1995, respectively                                                    67,188,860          53,391,930
    Capital surplus                                                               36,874,707          36,870,604
    Retained earnings                                                             27,363,902          29,917,438
    Unrealized loss on investment in securities available-for-sale, net             (266,623)           (152,161)
                                                                            ----------------      --------------

                  Total shareholders' equity                                     131,160,846         120,027,811
                                                                            ----------------      --------------

                  Total liabilities and shareholders' equity                $  1,262,041,049    $  1,125,887,020
                                                                            ================      ==============

                     The accompanying notes are an integral part of these consolidated statements.



                                   FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF EARNINGS

                                 FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                      1996            1995             1994
                                                                  ------------    ------------     ------------
INTEREST INCOME:
    Interest and fees on loans                                    $ 52,283,782    $ 45,814,586     $ 37,292,662
    Interest on investment in securities-
        Taxable                                                     28,877,437      25,939,349       25,011,917
        Exempt from federal income tax                               1,005,713         847,319          970,726
    Interest on federal funds sold and interest-bearing
        deposits in banks                                            2,009,414       2,056,232        1,345,702
                                                                  ------------    ------------     ------------

                                                                    84,176,346      74,657,486       64,621,007
                                                                   -----------     -----------      -----------

INTEREST EXPENSE:
    Interest on time deposits                                       33,689,145      29,410,762       22,289,736
    Other                                                               42,206          37,363          126,486
                                                                  ------------    ------------     ------------

                                                                    33,731,351      29,448,125       22,416,222
                                                                   -----------     -----------      -----------

                  Net interest income                               50,444,995      45,209,361       42,204,785

PROVISION (CREDIT) FOR LOAN LOSSES                                   1,200,000         168,500         (882,000)
                                                                  ------------   -------------     ------------

                  Net interest income after
                     provision (credit) for loan losses             49,244,995      45,040,861       43,086,785
                                                                   -----------     -----------      -----------

NONINTEREST INCOME:
    Trust department income                                          3,552,331       3,164,482        2,897,657
    Service fees on deposit accounts                                 8,149,244       6,380,471        6,211,932
    Gain on sale of foreclosed assets                                  125,314       2,082,383           20,759
    Other                                                            4,015,168       3,402,931        3,182,774
                                                                  ------------    ------------     ------------

                                                                    15,842,057      15,030,267       12,313,122
                                                                   -----------     -----------      -----------
NONINTEREST EXPENSE:
    Salaries and employee benefits                                  19,865,394      17,498,591       17,145,442
    Net occupancy expense                                            3,165,503       2,609,140        2,974,127
    Equipment expense                                                2,935,525       2,541,790        2,193,073
    Printing, stationery, and supplies                               1,016,531         958,340          955,791
    Correspondent bank service charges                                 866,865         890,923          888,546
    FDIC assessments                                                    16,504       1,053,504        2,084,394
    Other expenses                                                   9,703,401       8,847,510        8,393,929
                                                                  ------------    ------------     ------------

                                                                    37,569,723      34,399,798       34,635,302
                                                                   -----------     -----------      -----------

EARNINGS BEFORE INCOME TAXES                                        27,517,329      25,671,330       20,764,605

INCOME TAX EXPENSE                                                   9,395,078       8,655,717        6,804,818
                                                                  ------------    ------------     ------------

NET EARNINGS                                                      $ 18,122,251    $ 17,015,613     $ 13,959,787
                                                                   ===========     ===========      ===========

NET EARNINGS PER SHARE                                            $       2.70    $       2.55     $       2.10
                                                                  ============    ============     ============

                     The accompanying notes are an integral part of these consolidated statements.



                   FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                                                                                    Unrealized
                                                                                                    Gain (Loss)
                                                                                                    On Investment
                                                                                                   in Securities
                                                  Common Stock             Capital       Retained  Available-For
                                               Shares         Amount       Surplus       Earnings    Sale, Net
BALANCE, December 31, 1993                   4,302,744    $ 43,027,440  $ 15,948,384  $ 41,320,660  $      -

    Initial unrealized gain recorded on
     investment in securities available-
     for-sale, net                                -              -             -             -           268,977

    Net earnings                                  -              -             -        13,959,787         -

    Stock issuances                             23,695         236,950        25,525         -             -

    Cash dividends declared,
      $0.88 per share                             -              -             -        (5,462,207)        -

    Cash paid for fractional shares
     resulting from stock dividend                -              -             -           (16,528)        -

    Stock dividend, 25%                        994,752       9,947,520    20,889,792   (30,837,312)        -

    Change in unrealized gain (loss) on
     investment in securities available-
     for-sale, net                                -              -             -             -        (1,008,605)
                                            ----------     -----------   -----------   -----------  ------------

BALANCE, December 31, 1994                   5,321,191      53,211,910    36,863,701    18,964,400      (739,628)

    Net earnings                                  -              -             -        17,015,613         -

    Stock issuances                             18,002         180,020         6,903         -             -

    Cash dividends declared,
      $0.97 per share                             -              -             -        (6,062,575)        -

    Change in unrealized gain
     (loss) on investment in
     securities available-for-sale, net           -              -             -             -           587,467
                                            ----------     -----------   -----------   -----------   -----------

BALANCE, December 31, 1995                   5,339,193      53,391,930    36,870,604    29,917,438      (152,161)

    Net earnings                                  -              -             -        18,122,251         -

    Stock issuances                             42,791         427,910         4,103         -             -

    Cash dividends declared,
     $1.09 per share                              -              -             -        (7,306,767)        -

    Stock split effected in the
     form of a dividend                      1,336,902      13,369,020         -       (13,369,020)        -

    Change in unrealized gain
     (loss) on investment in
     securities available-for-sale, net          -                -            -             -          (114,462)
                                            ----------     -----------   -----------   -----------  ------------

BALANCE, December 31, 1996                   6,718,886    $ 67,188,860  $ 36,874,707  $ 27,363,902  $   (266,623)
                                            ==========     ===========   ===========   ===========  ============

                     The accompanying notes are an integral part of these consolidated statements.



                  FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                     1996            1995              1994
                                                                -------------    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                 $  18,122,251    $ 17,015,613      $ 13,959,787
   Adjustments to reconcile net earnings to net
     cash provided by operating activities-
       Depreciation and amortization                                3,656,912       3,011,510         3,454,659
       Provision (credit) for loan losses                           1,200,000         168,500          (882,000)
       Premium amortization, net of discount accretion              2,377,741       2,506,343         5,047,818
       Loss on sale of securities                                      -               57,094           583,928
       Gain on sale of foreclosed assets                             (125,314)     (2,082,383)          (20,759)
       Deferred federal income tax expense (benefit)                  263,153         322,363           (84,745)
       Decrease (increase) in other assets                            655,735      (1,539,477)         (974,869)
       Increase (decrease) in other liabilities                       (52,942)        714,888          (296,420)
                                                                -------------    ------------      ------------

              Total adjustments                                     7,975,285       3,158,838         6,827,612
                                                                -------------    ------------      ------------

              Net cash provided by operating activities            26,097,536      20,174,451        20,787,399
                                                                -------------    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in interest-bearing deposits in banks    1,183,531        (291,025)          589,000
   Payment for stock, net of cash and cash
     equivalents received through acquisition                      (4,554,417)     (1,539,560)           -
   Proceeds from sales of securities available-for-sale               498,500       5,483,872        12,861,888
   Proceeds from maturities of securities available-for-sale        2,145,980       6,243,610         9,566,117
   Proceeds from maturities of securities held-to-maturity        178,627,778     178,425,110       135,353,353
   Purchase of securities available-for-sale                      (23,521,786)     (9,378,654)       (3,627,039)
   Purchase of securities held-to-maturity                       (146,296,061)   (159,327,570)     (168,688,596)
   Net increase in loans                                          (30,849,630)    (55,244,359)       (8,935,043)
   Capital expenditures                                            (3,708,326)     (3,511,472)       (2,581,927)
   Proceeds from sale of other assets                                 743,942       2,446,948            12,158
                                                                -------------    ------------      ------------

              Net cash used in investing activities               (25,730,489)    (36,693,100)      (25,450,089)
                                                                -------------    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing deposits                    13,629,435       7,889,216         6,920,404
   Net increase (decrease) in interest-bearing deposits            26,478,846      21,234,709       (17,058,776)
   Net increase (decrease) in other short-term borrowings            (487,938)     (1,096,631)           15,643
   Proceeds of stock issuances                                        432,013         186,923           262,475
   Dividends paid                                                  (6,980,052)     (6,123,066)       (5,494,443)
                                                                 ------------    ------------      ------------

       Net cash provided by (used in) financing activities         33,072,304      22,091,151       (15,354,697)
                                                                  -----------    ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                               33,439,351       5,572,502       (20,017,387)

CASH AND CASH EQUIVALENTS, beginning of year                       92,543,959      86,971,457       106,988,844
                                                                  -----------    ------------      ------------

CASH AND CASH EQUIVALENTS, end of year                          $ 125,983,310    $ 92,543,959      $ 86,971,457
                                                                 ============     ===========       ===========


                     The accompanying notes are an integral part of these consolidated statements.


            FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1996, 1995, AND 1994



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) ("Bankshares") is a multibank holding company which owns (through its wholly-owned Delaware subsidiary) all of the capital stock of eight banks located in Texas as of December 31, 1996. Those subsidiary banks are First National Bank of Abilene; Hereford State Bank; First National Bank, Sweetwater; Eastland National Bank; First National Bank in Cleburne; Stephenville Bank & Trust Co.; Southwest Bank of San Angelo; and Weatherford National Bank. Each subsidiary bank's primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Investment In Securities

In May 1993, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), was issued. This statement requires management to classify debt and equity securities as held-to-maturity, available-for-sale, or trading based on their intent. Securities classified as held-to-maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities classified as available-for-sale are recorded at fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported in a separate component of shareholders' equity. Securities classified as trading are recorded at fair value, with unrealized gains and losses included in earnings. The
Company adopted this statement effective January 1, 1994, and the resulting after tax adjustment to equity of $244,069 increased investments by $375,491. The Company had no trading securities at December 31, 1996, 1995, or 1994.

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

The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon management's review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

The Company has a policy which requires measurement of impaired collateral dependent loans based on the fair value of the collateral. Other loan impairments will be measured based on the present value of expected future cash flows or the loan's observable market price. At December 31, 1996 and 1995, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.

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

Accounting Standard Adopted

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Adoption of SFAS 121 had no impact on the accompanying financial statements.

Per Share Data

Earnings per share are based on the weighted average number of common shares and common share equivalents outstanding in 1996, 1995, and 1994 of 6,718,886, 6,673,991, and 6,651,489, respectively, adjusted retroactively for stock dividends and splits. Common share equivalents represent the dilutive effect of stock options. Additionally, dividends per share have been retroactively adjusted for the effect of stock dividends and splits.

Reclassifications

Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

Accounting for Income Taxes

The Company's current provision for income taxes is generally based on income before taxes adjusted for permanent differences between financial reporting and taxable income. Deferred income taxes are provided for temporary differences between financial reporting and taxable income.

2.    CASH AND INVESTMENT SECURITIES:

Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. During 1996 and 1995, such average balances totaled approximately $12,573,000 and $13,314,000, respectively.

The amortized cost, estimated market values, and gross unrealized gains and losses of the Company's investment in securities as of December 31, 1996 and 1995, are as follows:


                                                                       December 31, 1996
                                                                    Gross           Gross
                                                   Amortized       Unrealized      Unrealized           Estimated
                                                  Cost Basis       Holding Gains   Holding Losses       Fair Value
Securities held-to-maturity:
     U.S. Treasury securities and
        obligations of U.S.
         government corporations
         and agencies                            $ 364,232,131       $ 1,855,238    $ (1,162,105)     $ 364,925,264

     Obligations of states and
        political subdivisions                      25,797,738           153,308        (126,129)        25,824,917

     Mortgage-backed securities                     62,509,135           142,377        (741,763)        61,909,749

     Corporate bonds                                10,017,838            71,177         (15,545)        10,073,470

     Foreign securities                              4,066,927             8,655          (3,064)         4,072,518
                                                 -------------        ----------    ------------       ------------

     Total investment in debt
         securities held-to-maturity             $ 466,623,769       $ 2,230,755    $ (2,048,606)     $ 466,805,918
                                                  ============        ==========     ===========       ============



                                                                        December 31, 1996
                                                                     Gross            Gross
                                                   Amortized        Unrealized      Unrealized         Estimated
                                                  Cost Basis       Holding Gains   Holding Losses      Fair Value
     Securities available-for-sale:
        U.S. Treasury securities
          and obligations of U.S.
          government corporations
          and agencies                            $ 10,276,372     $      -           $  (65,401)      $ 10,210,971

     Obligations of states and
        political subdivisions                       1,299,998            -               (7,989)         1,292,009

     Mortgage-backed securities                     32,091,403           156,958        (338,839)        31,909,522
                                                   -----------        ----------      ----------        -----------

     Total investment in debt
        securities available-for-sale               43,667,773           156,958        (412,229)        43,412,502

     Other securities                                1,752,300            -                 -             1,752,300
                                                   -----------        ----------      ----------        -----------

     Total investment in securities
        available-for-sale                        $ 45,420,073      $    156,958      $ (412,229)      $ 45,164,802
                                                   ===========       ===========      ==========        ===========




                                                                      December 31, 1995
                                                                    Gross           Gross
                                                    Amortized      Unrealized      Unrealized         Estimated
                                                   Cost Basis      Holding Gains   Holding Losses     Fair Value
     Securities held-to-maturity:
        U.S. Treasury securities and
          obligations of U.S.
          government corporations
          and agencies                           $ 370,368,033   $     3,830,041    $ (1,643,424)    $  372,554,650

     Obligations of states and
        political subdivisions                      22,157,087           112,072        (166,227)        22,102,932

     Mortgage-backed securities                     46,563,389           522,471        (326,036)        46,759,824

     Corporate bonds                                 7,746,376           142,613          (8,629)         7,880,360

     Foreign securities                              4,718,544            30,376         (13,446)         4,735,474
                                                 -------------   ---------------    -------------     -------------

     Total investment in debt
        securities held-to-maturity              $ 451,553,429   $     4,637,573    $ (2,157,762)    $  454,033,240
                                                 =============   ===============    =============     =============




                                                                      December 31, 1995
                                                                    Gross           Gross
                                                    Amortized      Unrealized      Unrealized         Estimated
                                                   Cost Basis      Holding Gains   Holding Losses     Fair Value


     Securities available-for-sale:
        U.S. Treasury securities and
          obligations of U.S.
          government corporations
          and agencies                          $    4,945,203   $        33,545  $     (109,502)     $   4,869,246

     Mortgage-backed securities                     16,943,436           131,829        (111,378)        16,963,887
                                                 -------------    --------------   -------------      -------------

     Total investment in debt
        securities available-for-sale               21,888,639           165,374        (220,880)        21,833,133

     Other securities                                7,730,000              -               -             7,730,000
                                                 -------------    --------------   -------------     --------------

     Total investment in securities
        available-for-sale                      $   29,618,639   $       165,374   $    (220,880)    $   29,563,133
                                                 =============    ==============    ============      =============


The Company invests in securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and asset-backed securities. The expected maturities of these securities at December 31, 1996 and 1995, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 1996 and 1995, the Company did not hold any CMOs that entail higher risks than standard mortgage backed securities. Total investment in debt securities at December 31, 1996 and 1995, included structured notes with an amortized cost basis of $16,539,000 and $16,554,000, respectively, and an estimated fair value of $16,185,000 and $16,060,000, respectively.

The amortized cost and estimated fair value of debt securities held-to-maturity and available-for-sale at December 31, 1996, by contractual and expected maturity, are shown below.


                                                 Held-to-maturity securities         Available-for-sale securities
                                                 Amortized        Estimated          Amortized        Estimated
                                                 Cost             Fair Value         Cost             Fair Value
     Due within one year                       $ 154,512,662     $ 154,641,656   $    6,916,916     $   6,887,892
     Due after one year through five years       279,741,093       279,974,307       19,689,282        19,340,519
     Due after five years through ten years       23,236,269        23,127,796       13,864,264        14,071,588
     Due after ten years                           9,133,745         9,062,159        3,197,311         3,112,503
                                               -------------     -------------     ------------      ------------

       Total debt securities                   $ 466,623,769     $ 466,805,918   $   43,667,773     $  43,412,502
                                                ============      ============      ===========       ===========


Securities, carried at approximately $135,814,000 and $132,252,000 at December 31, 1996 and 1995, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.

During 1996 and 1995, sales from investments in securities that were classified as available-for-sale totaled $498,500 and $5,483,872, respectively. There were no gross realized gains or losses from the 1996 sales. During 1995, gross realized gains and losses were $41,754 and $697,203, respectively. Specific identification was used to determine cost in computing the realized gains and losses.

3.    LOANS AND ALLOWANCES FOR LOAN LOSSES:

Major classifications of loans are as follows:

                                                                        December 31,
                                                                     1996             1995
                                                                -------------    -------------
     Commercial, financial, and agricultural                    $ 234,625,234    $ 213,797,198
     Real estate - construction                                    22,106,338       19,046,608
     Real estate - mortgage                                       135,181,766      117,332,747
     Consumer                                                     188,250,260      164,519,177
                                                                 ------------     ------------

                                                                  580,163,598      514,695,730

     Unearned income                                               (7,263,392)      (7,766,568)
                                                                 ------------     ------------

          Total loans                                           $ 572,900,206    $ 506,929,162
                                                                 ============     ============



The Company's recorded investment in impaired loans and the related valuation allowance are as follows:



                                                       December 31, 1996                 December 31, 1995
                                                ------------------------------      -----------------------------
                                                  Recorded          Valuation        Recorded          Valuation
                                                 Investment          Allowance       Investment         Allowance
         Impaired loans-
             Valuation allowance required        $ 3,022,191      $    956,810      $ 1,814,370      $    567,738
             No valuation allowance required          -                 -                -                 -
                                                 -----------       -----------       ----------       -----------

              Total at end of year               $ 3,022,191      $    956,810      $ 1,814,370      $    567,738
                                                  ==========       ===========       ==========       ===========


The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995, was approximately $2,937,000 and $2,388,000, respectively. The Company had approximately $3,521,000 and $2,018,000 in nonperforming assets at December 31, 1996 and 1995, respectively, of which approximately $2,638,000 and $1,184,000 represented recorded investments in impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $366,000 and $334,000 during the years ended December 31, 1996 and 1995, respectively, of which $133,000 and $138,000 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 1996 and 1995, respectively, such income would have approximated $759,000 and $530,000.

The allowance for loan losses as of December 31, 1996 and 1995, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio which are identified below:



                                                                                             1996        1995
     Allowance for loan losses provided for-
         Loans specifically evaluated as impaired                                    $    956,810    $    567,738
         Unidentified impaired loans                                                    8,484,656       8,625,833
                                                                                       ----------      ----------
         Total allowance for loan losses                                             $  9,441,466    $  9,193,571
                                                                                       ==========      ==========

The allowance for loan losses is maintained at a level considered adequate to provide for estimated probable incurred losses resulting from loans. The allowance is reviewed periodically, and as losses are incurred and the amounts become estimable, they are charged to operations in the periods that they become known.

Changes in the allowance for loan losses are summarized as follows:


                                                                                   December 31,
                                                                     1996              1995             1994
                                                                  -----------       -----------      -----------
         Balance at beginning of year                             $ 9,193,571       $ 9,205,683      $ 9,198,197
             Add:
               Allowance of acquired bank                             800,432            82,700             -
               Provision for loan losses                            1,200,000           168,500            3,000
               Loan recoveries                                        867,396           755,555        2,272,338
                                                                   ----------       -----------      -----------

             Deduct:
               Credit for loan losses                                    -                 -            (885,000)
               Loan charge offs                                    (2,619,933)       (1,018,867)      (1,382,852)
                                                                   ----------       -----------      -----------

         Balance at end of year                                   $ 9,441,466       $ 9,193,571      $ 9,205,683
                                                                   ==========       ===========      ===========


4.    BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment:


                                                                                              December 31,
                                                                                        1996                1995

         Land                                                                     $   5,221,529     $    5,233,779
         Buildings                                                                   36,256,539         32,922,678
         Furniture and equipment                                                     20,252,742         17,027,582
         Leasehold improvements                                                       5,954,699          4,935,509
                                                                                   ------------       ------------

                                                                                     67,685,509         60,119,548

         Accumulated depreciation and amortization                                  (33,230,922)       (28,342,556)
                                                                                    -----------        -----------

                                                                                  $  34,454,587     $   31,776,992
                                                                                    ===========        ===========

5.    TIME DEPOSITS:

Time deposits of $100,000 or more totaled approximately $116,908,000 and $122,752,000 at December 31, 1996 and 1995, respectively. Interest expense on these deposits was approximately $6,222,000, $6,097,000, and $3,938,000 during 1996, 1995, and 1994, respectively.

6.   INCOME TAXES:

The Company files a consolidated federal income tax return. Income tax expense (benefit) is comprised of the following:

                                                                               Year Ended December 31,
                                                                       1996             1995            1994
         Current federal income tax                                $ 9,131,925     $ 8,333,354     $  6,889,563
         Deferred federal income tax                                   263,153         322,363          (84,745)
                                                                   -----------      ----------      -----------

             Income tax expense                                    $ 9,395,078     $ 8,655,717     $  6,804,818
                                                                    ==========      ==========      ===========


The provision for income tax expense (benefit), as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:


                                                                         As a Percent of Pretax Earnings
                                                                      1996             1995              1994
         Statutory federal income tax rate                            35.0%           35.0%              35.0%
         Reductions in tax rate resulting from
           interest income exempt from
           federal income tax                                         (1.4)           (1.2)              (1.6)
         Other                                                        (0.5)           (0.1)              (0.6)
                                                                      ----            ----               ----
         Effective income tax rate                                    33.1%           33.7%              32.8%
                                                                      ====            ====               ====


The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 1996 and 1995, are as follows:



                                                                                       1996              1995
                                                                                   -----------       -----------
        Deferred Tax Assets-
         Tax basis of loans in excess of financial statement basis                 $ 2,844,622       $ 2,965,959
         Nondeductible write-downs and adjustments to other
             real estate owned and repossessed assets                                  147,425           103,319
         Benefits of a subsidiary bank net operating loss
             carryforward                                                              605,720           724,325
         Recognized for financial reporting purposes but not
             for tax purposes-
                 Deferred compensation                                                 274,275           256,213
                 Net unrealized loss on investments in securities
                     available-for-sale                                                143,566            82,321
         Other deferred tax assets                                                     440,775           325,301
                                                                                   -----------       -----------
                           Total deferred tax assets                                 4,456,383         4,457,438
                                                                                   -----------       -----------

    Deferred Tax Liabilities-
         Financial statement basis of fixed assets in excess of
             tax basis                                                               1,973,700         1,686,452
         Recognized for financial reporting purposes but not
             for tax purposes-
                 Accretion on investments                                              279,791           202,071
                 Pension plan contribution                                             459,231           400,804
         Other deferred tax liabilities                                                183,654           287,591
                                                                                   -----------       -----------
                           Total deferred tax liabilities                            2,896,376         2,576,918
                                                                                   -----------       -----------

         Valuation allowance                                                          (137,232)         (255,837)
                                                                                   -----------       -----------

                      Net deferred tax asset                                       $ 1,422,775       $ 1,624,683
                                                                                   ===========       ===========


At December 31, 1996, the First National Bank in Cleburne ("Cleburne"), a subsidiary bank, had a net operating loss carryforward for federal income tax purposes of approximately $1,731,000. In its consolidated return, subject to certain yearly limitations, the Company can utilize Cleburne's pre-acquisition net operating loss carryforward to offset future consolidated taxable income only to the extent Cleburne has future taxable income. If not used, the net operating loss carryforward expires as follows: $806,000 in 2001, $560,000 in 2002, and $365,000 in 2005.

The  valuation  allowance  was  established  to  recognize  the  uncertainty  of
realization   of  the  benefit   related  to  Cleburne's   net  operating   loss
carryforward. The following summarizes the changes in the allowance account:


                                                                                        1996              1995
                                                                                    ----------        ----------
         Valuation allowance at beginning of period                                $   255,837       $   374,441
         Reduction in valuation allowance based on current
             period utilization of net operating loss carryforward                    (118,605)         (118,604)
                                                                                    ----------        ----------
         Valuation allowance at end of period                                      $   137,232       $   255,837
                                                                                    ==========        ==========


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

Estimated fair values have been determined by the Company using the best available data, as generally provided in the Company's Regulatory Reports, and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1996 and 1995, were as follows:

        oFinancial instruments actively traded in a secondary market have been valued using quoted available market prices.



                                                         Estimated                         Recorded
                                                           Fair                              Book
                                                           Value                             Balance
                                                -----------------------------     ---------------------------
                                                    1996              1995            1996           1995
                                                ------------     ------------     ------------   ------------

         Cash and due from banks                $ 71,677,154     $ 60,858,959     $ 71,677,154   $ 60,858,959
         Federal funds sold                       54,306,156       31,685,000       54,306,156     31,685,000
         Interest-bearing deposits in banks          888,494        1,477,025          888,494      1,477,025
         Investment in securities                511,970,720      483,596,373      511,788,571    481,116,562


 o Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities. Financial instrument assets with variable rates and financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.


                                                         Estimated                         Recorded
                                                           Fair                              Book
                                                           Value                             Balance
                                               ------------------------------    ----------------------------
                                                    1996             1995            1996           1995
                                               -------------    -------------    -------------  -------------

         Deposits with stated maturities       $ 413,846,056    $ 412,722,575    $ 413,516,096  $ 411,002,148
         Deposits with no stated maturities      708,365,356      586,576,200      708,365,356    586,576,200
         Net loans                               566,403,655      500,132,789      563,458,740    497,735,591


Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required by SFAS 107 nor has the Company estimated its value. There is no material difference between the notional amount and the estimated fair value of off-balance-sheet unfunded loan commitments which total approximately $124,000,000 and $125,000,000 at December 31, 1996 and 1995,
respectively, and are generally priced at market at the time of funding. Letters of credit discussed in Note 9 have an estimated fair value based on fees currently charged for similar agreements. At December 31, 1996 and 1995, fees related to the unexpired term of the letters of credit are not significant.

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

The Company has an unused line of credit with a bank under which it may borrow up to $10,000,000 at the London Interbank Offered Rate plus 1%, adjusted for reserves and deposit insurance expense. The line of credit is unsecured and matures on May 31, 1997. The Company paid no fee to secure the unused line of credit and accordingly has not estimated a fair value of the unused line of credit at December 31, 1996 or 1995.

The Company leases portions of its banking premises and equipment under operating leases. Total rental expense for these leases was approximately $324,000, $297,000, and $340,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

The Company is a lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense was approximately $1,262,000, $1,268,000, and $1,265,000 for the years ended December 31, 1996,
1995, and 1994, respectively. At December 31, 1996, approximate future minimum lease commitments and lease receivables are summarized as follows:


                                                                       Lease            Lease
                                                                    Commitments      Receivables

                  1997                                            $    168,000      $    581,000
                  1998                                                  27,000           229,000
                  1999                                                  23,000           186,000
                  2000                                                  23,000           128,000
                  2001                                                  23,000             7,000
                  2002 and thereafter                                    6,000              -
                                                                   -----------       -----------

                            Total                                 $    270,000      $  1,131,000
                                                                   ===========       ===========


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


                                                                                     Contract or
                                                                                   Notional Amount
         Financial instruments whose contract amounts
             represent credit risk-
                Commitments to extend credit                                         $ 123,565,000
                Standby letters of credit                                                7,063,000


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The average collateral value held on letters of credit exceeds the contract amount.

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

The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1996 and 1995.



                                                                                       December 31,
                                                                                   1996            1995
                                                                             -------------    -------------
         Actuarial present value of benefit obligations:
             Accumulated benefit obligation, including
                 vested benefits of $6,075,131 and
                 $5,514,329 in 1996 and 1995, respectively                   $   6,293,910    $   5,787,473
                                                                              ============     ============

         Projected benefit obligation for service
             rendered to date                                                $  (7,292,311)   $  (6,645,480)
         Plan assets at fair value, primarily
             corporate bonds and equity securities                               8,302,751        7,444,923
                                                                              ------------     ------------

         Plan assets in excess of projected benefit obligation                   1,010,440          799,443
         Unrecognized net gain from past experience
             different than that assumed and effects of
             changes in assumptions                                                566,989          781,708
         Unrecognized net asset at January 1, 1987,
             being recognized over 10.7 years                                     (131,387)        (273,591)
                                                                              ------------     ------------

         Prepaid pension cost included in other assets                       $   1,446,042    $   1,307,560
                                                                              ============     ============


Net pension cost for the years ended December 31, 1996, 1995, and 1994, included the following components:



                                                                               Year Ended December 31,
                                                                       1996            1995            1994
                                                                   ---------        ---------       ---------
         Service cost - benefits earned during the period          $ 622,939        $ 449,581       $ 398,106
         Interest cost on projected benefit obligation               491,279          443,934         427,889
         Actual return on plan assets                               (786,037)        (783,215)         59,728
         Net amortization and deferral                               (19,937)          48,889        (749,369)
                                                                   ---------        ---------        --------

         Net periodic pension cost                                 $ 308,244        $ 159,189       $ 136,354
                                                                    ========         ========        ========



The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:


                                                                      1996             1995            1994
                                                                      ----             ----            ----

         Weighted average discount rate                               7.5%             7.5%            8.5%
         Rate of increase in future compensation levels               7.5              7.5             8.5
         Expected long-term rate of return on assets                  8.5              7.5             8.5


The Company also provides a profit sharing plan which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company's contributions over a seven-year period. Costs related to the Company's defined contribution plans totaled $1,710,050, $1,388,621, and $1,180,580 in 1996, 1995, and 1994, respectively.

12.  DIVIDENDS FROM SUBSIDIARIES:

At December 31, 1996, approximately $8,600,000 was available for the declaration of dividends by the Company's subsidiary banks without the prior approval of regulatory agencies.

13.  REGULATORY MATTERS:

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each of Bankshares' subsidiaries must meet specific capital guidelines that involve quantitative measures of the subsidiaries' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined), to average assets (as defined). Management believes as of December 31, 1996, that Bankshares and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 1996 and 1995, the most recent notification from each respective subsidiaries' primary regulator categorized each of Bankshares' subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized,the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category. Bankshares' and its two largest subsidiaries' actual capital amounts and ratios are presented in the table below:



                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                        For Capital             Prompt Corrective
                                                Actual               Adequacy Purposes:         Action Provisions:
                                           Amount       Ratio        Amount       Ratio          Amount      Ratio
As of December 31, 1996:
  Total Capital
      (to Risk-Weighted Assets):
      Consolidated                    $ 134,180,000      20%      >$ 53,279,000     >8%           N/A         N/A
                                                                  -                 -
      First National Bank of Abilene  $  51,856,000      16%      >$ 25,158,000     >8%      >$ 31,448,000    >10%
                                                                  -                 -        -                -
      Weatherford National Bank       $  14,920,000      20%      >$  6,108,000     >8%      >$  7,635,000    >10%
                                                                  -                 -        -                -

  Tier I Capital
  (to Risk-Weighted Assets):
      Consolidated                    $ 125,842,000      19%      >$ 26,640,000     >4%           N/A         N/A
                                                                  -                 -
      First National Bank of Abilene  $  47,916,000      15%      >$ 12,579,000     >4%      >$ 18,869,000    > 6%
                                                                  -                 -        -                -
      Weatherford National Bank       $  13,999,000      18%      >$  3,054,000     >4%      >$  4,581,000    > 6%
                                                                  -                 -        -                -

  Tier I Capital (to Average Assets):
      Consolidated                    $ 125,842,000      10%      >$ 36,293,000     >3%           N/A         N/A
                                                                  -                 -
      First National Bank of Abilene  $  47,916,000       9%      >$ 15,899,000     >3%      >$ 26,499,000    > 5%
                                                                  -                 -        -                -
      Weatherford National Bank       $  13,999,000       9%      >$  4,463,000     >3%      >$  7,439,000    > 5%
                                                                  -                 -        -                -


As of December 31, 1995:
  Total Capital
  (to Risk-Weighted Assets):
      Consolidated                    $ 126,800,000      21%      >$ 49,315,000     >8%           N/A         N/A
                                                                  -                 -
      First National Bank of Abilene  $  51,155,000      18%      >$ 23,273,000     >8%      >$ 29,091,000    >10%
                                                                  -                 -        -                -
      Weatherford National Bank       $   5,345,000      17%      >$  2,480,000     >8%      >$  3,100,000    >10%
                                                                  -                 -        -                -

  Tier I Capital
  (to Risk-Weighted Assets):
      Consolidated                    $ 119,074,000      19%      >$ 24,657,000     >4%           N/A         N/A
                                                                  -                 -
      First National Bank of Abilene  $  47,502,000      16%      >$ 11,636,000     >4%      >$ 17,455,000    > 6%
                                                                  -                 -        -                -
      Weatherford National Bank       $   5,094,000      16%      >$  1,240,000     >4%      >$  1,861,000    > 6%
                                                                  -                 -        -                -

  Tier I Capital (to Average Assets):
      Consolidated                    $ 119,074,000      11%      >$ 33,034,000     >3%           N/A         N/A
                                                                  -                 -
      First National Bank of Abilene  $  47,502,000      10%      >$ 14,823,000     >3%      >$ 24,706,000    > 5%
                                                                  -                 -        -                -
      Weatherford National Bank       $   5,094,000       8%      >$  1,858,000     >3%      >$  3,097,000    > 5%
                                                                  -                 -        -                -


14.  LOANS TO RELATED PARTIES:

An  analysis  of  the  changes  in  loans  to  officers,  directors,   principal
shareholders, or associates of such persons for the years ended December 31, 1996 and 1995 (determined as of each respective year-end), follows:



                                                  Balance at                                          Balance at
                                                   Beginning      Additional                             End
                                                  of Period         Loans             Payments         of Period

         Year ended December 31, 1996            $ 37,063,736     $ 73,543,578      $ 68,731,528      $ 41,875,786
                                                  ===========      ===========       ===========       ===========

         Year ended December 31, 1995            $ 29,418,989     $ 89,990,572      $ 91,814,326      $ 27,595,235
                                                  ===========      ===========       ===========       ===========


In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

15.  STOCK OPTION PLAN:

The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 1996, the Company had allocated 281,537 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the years ended December 31, 1996, 1995, and 1994, is presented in the table and narrative below:



                                                 1996                      1995                    1994
                                         --------------------       -------------------      -------------------
                                                      Wtd. Avg.                Wtd. Avg.                Wtd. Avg.
                                         Shares       Ex. Price     Shares     Ex. Price     Shares     Ex. Price
    Outstanding, beginning of year        168,299     $ 17.10       155,989    $  13.65      188,044     $ 12.82
    Granted                                  -            -          38,688       25.60         -            -
    Exercised                             (45,461)      10.10       (22,503)       8.30      (31,274)       8.39
    Canceled                               (2,249)      22.39        (3,875)      14.45         (781)      25.60
                                         --------      ------       -------     -------    ---------      ------
    Outstanding, end of year              120,589     $ 19.85       168,299    $  17.10      155,989     $ 13.65
                                         ========      ======       =======     =======     ========      ======

    Exercisable at end of year             32,615     $ 11.94        33,528    $   9.24       37,955     $  7.74
                                         ========      ======       =======     =======     ========      ======
    Weighted average fair value of
      options granted at date of issue         $    -                    $   7.08                  $    -
                                               =======                   ========                  =======


The options outstanding at December 31, 1996, have exercise prices between $6.90 and $25.60 with a weighted average exercise price of $19.85 and a weighted average remaining contractual life of 6.7 years. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 1996 and 1995. The fair value of the options granted in 1995 was estimated on the date of grant using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 5.85%; expected dividend yield of 3.88%; expected life of 6.6 years; and expected volatility of 31.13%.

16.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:



      Condensed Balance Sheets-December 31, 1996 and 1995

         ASSETS                                                                     1996              1995
         ------                                                              ----------------   ----------------

      Cash in subsidiary bank                                                $        795,959   $        687,818
      Investment in securities                                                     18,646,527         19,821,025
      Investment in subsidiaries, at equity                                       113,248,171        100,622,066
      Excess of cost over fair value of tangible assets acquired, net                 771,188            817,323
      Other assets                                                                    369,782            561,909
                                                                              ---------------    ---------------

      Total assets                                                           $    133,831,627   $    122,510,141
                                                                              ===============    ===============

         LIABILITIES AND SHAREHOLDERS' EQUITY

      Total liabilities                                                      $      2,670,781   $      2,482,330
      Shareholders' equity-
         Common stock                                                              67,188,860         53,391,930
         Capital surplus                                                           36,874,707         36,870,604
         Retained earnings                                                         27,363,902         29,917,438
         Unrealized loss on investment in securities
           available-for-sale, net                                                   (266,623)          (152,161)
                                                                               --------------     --------------

            Total shareholders' equity                                            131,160,846        120,027,811
                                                                               --------------     --------------

      Total liabilities and shareholders' equity                             $    133,831,627   $    122,510,141
                                                                               ==============     ==============



      Condensed Statements of Earnings-
      For the Years Ended December 31, 1996, 1995, and 1994

                                                                    1996              1995               1994
                                                               ------------       ------------      ------------

      Income-
         Cash dividends from subsidiary banks                  $ 19,000,000       $ 12,890,000      $ 10,265,000
         Excess of earnings (dividends) over
           dividends (earnings) of subsidiary banks                (357,114)         4,327,523         4,180,877
         Other income                                               975,944          1,290,192           797,299
                                                               ------------       ------------      ------------
                                                                 19,618,830         18,507,715        15,243,176
      Expenses-
         Salaries and employee benefits                           1,118,226            936,527           888,538
         Other operating expenses                                   625,030            631,219           616,198
                                                               ------------       ------------      ------------

                                                                  1,743,256          1,567,746         1,504,736
                                                               ------------       ------------      ------------

      Earnings before income taxes                               17,875,574         16,939,969        13,738,440

      Income tax benefit                                            246,677             75,644           221,347
                                                               ------------       ------------      ------------

      Net earnings                                             $ 18,122,251       $ 17,015,613      $ 13,959,787
                                                               ============       ============      ============



      Condensed Statements of Cash Flows-
      For the Years Ended December  31, 1996, 1995, and 1994


                                                                    1996              1995               1994
                                                               ------------      ------------       ------------

      Cash Flows from operating activities-
         Net earnings                                          $ 18,122,251      $ 17,015,613       $ 13,959,787
         Adjustments to reconcile net earnings to net
         cash provided by operating activities-
          Excess of earnings (dividends) over
             dividends (earnings) of subsidiary banks               357,114        (4,327,523)        (4,180,877)
          Depreciation                                               42,130            28,922             26,269
          Discount accretion, net of premium amortization          (381,799)         (709,081)           115,027
          Amortization of excess of cost over fair value of
             assets acquired                                         46,135            46,135             46,135
          Decrease (increase) in other assets                       169,028          (240,739)          (215,137)
          Increase (decrease) in liabilities                       (138,267)          225,179            209,490
                                                                -----------      ------------       ------------

             Net cash provided by operating activities           18,216,592        12,038,506          9,960,694
                                                                -----------      ------------       ------------

      Cash flows from investing activities-
         Capital expenditures                                       (19,031)          (27,863)            (5,265)
         Payment for stock and repayment
             of debt assumed in acquisition                     (13,097,678)           -                   -
         Proceeds from maturity of securities                    37,450,000        58,813,961         18,350,000
         Purchases of securities                                (35,893,703)      (64,903,945)       (23,298,035)
                                                                -----------      ------------        -----------

             Net cash used in investing activities              (11,560,412)       (6,117,847)        (4,953,300)
                                                                -----------      ------------        -----------

      Cash flows from financing activities-
         Proceeds of stock issuance                                 432,013           186,923            262,475
         Cash dividends paid                                     (6,980,052)       (5,907,078)        (5,278,454)
                                                                -----------      ------------        -----------

             Net cash used in financing activities               (6,548,039)       (5,720,155)        (5,015,979)
                                                                -----------      ------------        -----------

      Net increase (decrease) in cash and cash equivalents          108,141           200,504             (8,585)

      Cash in subsidiary bank at beginning of the year              687,818           487,314            495,899
                                                                -----------      ------------        -----------

      Cash in subsidiary bank at end of year                   $    795,959      $    687,818       $    487,314
                                                                ===========      ============        ===========


17.  BUSINESS COMBINATIONS:

In January 1996, the Company exchanged approximately 405,000 shares (adjusted for subsequent stock split) of its common stock for all of the outstanding shares of Weatherford National Bancshares, Inc. ("Weatherford") and its wholly-owned subsidiary, Weatherford National Bank. The Weatherford shareholders received 1.5 shares of the Company's common stock for each share of Weatherford common stock owned.

In March 1994, the Company exchanged approximately 359,000 shares (adjusted for subsequent stock splits) of its common stock for substantially all of the outstanding shares of Concho Bancshares, Inc. ("Concho") and its wholly-owned subsidiary, Southwest Bank of San Angelo. The shareholders of Concho received
1.15 shares of the Company's common stock for each share of Concho common stock owned.

The accompanying consolidated financial statements of the Company give effect to the business combinations of Weatherford and Concho which have been accounted for as poolings of interests. Accordingly, the accounts of Weatherford and Concho have been combined with those of the Company to reflect the results of these companies on a combined basis for all periods presented.

In January 1996, the Company purchased substantially all of the outstanding stock of Citizens Equity Corporation, Inc. ("Citizens") and its subsidiary, Citizens National Bank of Weatherford, for approximately $7,500,000 in cash, along with the assumption of Citizens' debt of approximately $5,600,000. The total purchase price exceeded the fair market value of net assets acquired by approximately $4,900,000, which was recorded by the Company as goodwill to be amortized using a straight-line method over a period of 15 years. The proforma impact of Citizens is not material to the Company's financial statements.

In July 1995, the Company, through a bank subsidiary, acquired Citizens State Bank in Roby, Texas ("Roby"), for $2,125,000 in cash. The fair market value of net assets acquired approximated the purchase price. The impact of Roby is not material to the Company's financial statements.

18.  CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows:



                                                                            Year Ended December 31,
                                                                       1996            1995            1994
                                                                  ------------    ------------    ------------

     Supplemental cash flow information-
       Interest paid                                              $ 33,882,463    $ 28,704,648    $ 22,185,893
       Federal income taxes paid                                     8,933,024       8,732,667       7,077,696

     Schedule of noncash investing and financing activities-
       Debt assumed in acquisition                                   5,555,017            -               -
       Assets acquired through foreclosure                              47,342         472,045         271,602
       Change in unrealized loss on investment in
        securities available-for-sale                                 (176,095)        903,795      (1,551,700)

       Acquisition:
        Assets acquired                                             98,200,000
        Liabilities assumed                                         90,700,000
        Cash paid for stock                                          7,500,000


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




                               PART III

Item 10.    Directors and Executive Officers of the Registrant

            The information required by Item 401 of Regulation S-K will be contained in the 1997 Notice to Shareholders under the Captions "Election of Directors" and "Executive Officers" and is hereby incorporated by reference.

Item 11.    Executive Officer Compensation

            The information required by Item 402 of Regulation S-K will be contained in the 1997 Notice to Shareholders under the captions "Compensation of Executive Officers" and "Stock Options" and is hereby incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           a.)  Security ownership of certain beneficial owners.

           At  December  31,  1996,  management  was  not  aware  of any  person
(including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is the beneficial owner of more than five percent (5%) of the Company's common stock. However, First National Bank of Abilene, First National Bank, Sweetwater, and Stephenville Bank & Trust Co. held of record in various fiduciary capacities an aggregate of 1,378,328 shares of such stock. Of the total shares held, these subsidiaries of the Company had sole power to vote 716,650 shares (10.7%), 104,455 shares (1.6%), and 1,406 shares
(-%), respectively. In addition, First National Bank of Abilene and First National Bank, Sweetwater shared, with other persons, the power to vote the remaining 549,440 shares and 6,377 shares, respectively. All the shares held by each subsidiary bank, which are registered in its name as fiduciary or in the name of its nominee, are owned by many different accounts, each of which is governed by a separate instrument that sets forth the powers of the fiduciary with regard to the securities held in such accounts.


           b.)  Security ownership of management

           Set forth in the following table is certain information as of February 11, 1997, as to the number of shares of Common Stock beneficially owned by each Director of the Company, by each nominee for election as a director, by the Company's executive officers, and by the officers and directors of the Company as a group.



                                                        Number of Shares
                                                         Beneficially                  Percent
Name                                                         Owned                     of Class
-----------------------                           -------------------                 ---------
Joseph E. Canon                                                 4,305                      0.1%
Mac A. Coalson                                                 75,266                      1.1
F. Scott Dueser                                                49,523                      0.7
Patrick N. Gerald                                              26,454                      0.4
Robert E. Hitt                                                 67,222                      1.0
Raymond McDaniel, Jr.                                          25,892                      0.4
Bynum Miers                                                    16,816                      0.3
Kenneth T. Murphy                                              78,263                      1.2
Dian Graves Owen                                               17,343                      0.3
James M. Parker                                               253,941                      3.8
Jack D. Ramsey, M.D.                                           50,465                      0.8
Craig Smith                                                    36,034                      0.5
H. T. Wilson                                                   62,857                      0.9
Walter F. Worthington                                         108,271                      1.6
Curtis R. Harvey                                                3,351                       -
Tommy J. Barrow                                                   327                       -
                                                  -------------------                 ---------

   All Officers and Directors as a group                      876,330                     13.0%


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

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           The consolidated financial statements of the Registrant filed with this report are included on pages 27 through 50. There were no financial statement schedules filed as a part of this report. Such information, to the extent applicable, has been made a part of the consolidated financial statements or included elsewhere in this report.

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

           1. Amendment to Registrant's Bylaws effective January 28, 1992, relative to emeritus directors.

           2.    Deferred Compensation Agreement between Bankshares and Kenneth
                 T. Murphy.

                 The following document was filed with the Form 10-K Annual Report for the fiscal year ended December 31, 1994.

           1.    Amendment to Registrant's Bylaws effective April 26, 1994.

                 The following document was filed with the Form 10-K Annual Report for the fiscal year ended December 31, 1995.

           1. Revised Deferred Compensation Agreement between Bankshares and Kenneth T. Murphy.

           Listed below are the exhibits filed with this report.

           1.    Subsidiaries of Registrant

           2.    Executive Recognition Plan

           3.    Executive Recognition Agreement


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

First National Bank of Abilene                       Texas                   100%*
Abilene, Texas

Hereford State Bank                                  Texas                   100%*
Hereford, Texas

First National Bank, Sweetwater                      Texas                   100%*
Sweetwater, Texas

Eastland National Bank                               Texas                   100%*
Eastland, Texas

First National Bank in Cleburne                      Texas                   100%*
Cleburne, Texas

Stephenville Bank & Trust Co.                        Texas                   100%*
Stephenville, Texas

Southwest Bank of San Angelo                         Texas                   100%*
San Angelo, Texas

Weatherford National Bank                            Texas                   100%*
Weatherford, Texas

*  By First Financial Bankshares of
    Delaware, Inc.



All subsidiaries (other than First Financial Investments, Inc. which, as of December 31, 1996, had not yet been formally organized) are included in the consolidated financial statements.

                           EXECUTIVE RECOGNITION PLAN


         FIRST FINANCIAL BANKSHARES, INC., a Texas corporation, (the "Company") establishes this Executive Recognition Plan (the "Plan") effective April 23, 1996.

                                 1. PURPOSE
         The purpose of the Plan is to enable the Company to provide some assurance in the form of economic protection to a limited number of key executive employees of the Company and its subsidiaries who might be most vulnerable to job loss in the event of a "Change in Control" of the Company.

                                 2. DEFINITIONS
         In this Plan the following definitions shall apply:
         (a) "Agreement" shall mean an Executive Recognition Agreement generally in the form of Exhibit "A" attached hereto and incorporated herein by reference.
         (b)      "Change in Control" shall have the same meaning as defined in
                  Section 1 of the Agreement.
         (c) "Committee" shall mean the Compensation Committee appointed by the Board of Directors of the Company.

                                 3. ELIGIBILITY
         The Committee shall select those key executive employees of the Company and its subsidiaries who may thereafter be offered an Agreement by the Committee.

                                 4. ADMINISTRATION
         The Committee shall:
         (a)      construe and interpret the Plan;
         (b)      decide all questions of eligibility; and
         (c) determine the compensation provisions to be offered an eligible key executive employee under the terms of the Agreement.

                                 5. BENEFITS
         The Committee may offer an eligible key executive employee a benefit payable under the terms of the Agreement of not less than fifty percent (50%) nor more than two (2) times the employee's annual base salary payable by the Company or a subsidiary of the Company during the period immediately preceding the "Date of Termination" as determined under the provisions of the Agreement following a Change in Control.

                                  6. FUNDING
         The Company shall have no obligation to establish a trust or reserve fund for the payment of benefits under any Agreement accepted by a key executive employee of the Company or a subsidiary of the Company.

                                  7. AMENDMENTS
         The Company shall have the sole right to alter, amend or terminate this Plan. Notwithstanding the preceding sentence, no act altering, amending or terminating this Plan shall affect the terms of any Agreement theretofore offered to and accepted by a key executive employee of the Company or a subsidiary of the Company.

                                  8. MISCELLANEOUS
         This Plan shall be construed, administered and governed in all respects under applicable federal law, and to the extent not preempted by federal law, under the laws of the State of Texas. If any provision of this Plan shall be held by a court of competent jurisdiction to be invalid or unenforceable, the remaining provisions hereof shall continue in full effect.

         IN WITNESS WHEREOF, this Plan is adopted by execution hereof to be effective as of the date first above written.

ATTEST:                                         FIRST FINANCIAL BANKSHARES, INC.


______________________________        By:_______________________________________

                                      Name: ____________________________________

                                      Title:____________________________________


                                                           "COMPANY"



THE STATE OF TEXAS                 ss.
                                   ss.
COUNTY OF TAYLOR                   ss.

         This instrument was acknowledged before me on ______________, 19____, by ___________________________, ___________________________ of FIRST FINANCIAL
BANKSHARES, INC., a Texas corporation, on behalf of said corporation.



                                      ------------------------------------------
                                      NOTARY PUBLIC, STATE OF TEXAS

                                      My Commission Expires:___________________

                                      ------------------------------------------
                                      Printed/Stamped Name of Notary

                           EXECUTIVE RECOGNITION AGREEMENT

         THIS EXECUTIVE RECOGNITION AGREEMENT (this "Agreement") between FIRST FINANCIAL BANKSHARES, INC., a Texas corporation (the "Company"), and _____________________ (the "Employee") is dated effective __________________,
19____ (the "Effective Date").

                                                      WITNESSETH:
         WHEREAS, the Company considers it essential to the best interests of its stockholders to foster the continuous employment of key executives of the Company; and
         WHEREAS, the Employee is a key executive of the Company; and WHEREAS, the parties recognize that, as is the case with many publicly-held corporations, the possibility of a "Change in Control" (as such term is defined in Section 1 hereof) may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of a key executive at a critical time, and to the detriment of the Company and its stockholders; and
         WHEREAS, the Company recognizes that the Employee, as a key executive, could suffer financial and professional detriments if a Change in Control of the Company were to occur; and
         WHEREAS, in order to protect the Employee in the event of a Change in Control of the Company, the Company agrees that the Employee shall receive the benefits set forth in this Agreement in the event the Employee's employment with the Company is terminated subsequent to a Change in Control of the Company under the circumstances described below;
         NOW, THEREFORE, the parties hereby agree as follows:

         1. Employment in General; Change in Control. This Agreement does not affect the Employee's employment arrangements with the Company except for the conditions contained herein pertaining to a Change in Control of the Company. Absent a Change in Control of the Company, the Employee's continued employment with the Company shall at all times be subject to the will of the Board of Directors of the Company. For purposes of this Agreement, a "Change in Control" of the Company shall be deemed to have occurred at the time (a) a report on
Schedule 13D is filed with the  Securities and Exchange  Commission  pursuant to
Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") disclosing that any Person (as hereinafter defined) is the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of the Company representing more than fifty percent (50%) of the combined voting power entitled to vote generally in the election of directors of the then outstanding securities of the Company; or (b) any Person shall purchase securities pursuant to a tender offer or exchange offer to acquire any common stock of the Company (or securities convertible into common stock) for cash, securities or any other consideration, provided that after consummation of the offer, the person in question is the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than fifty percent (50%) of the combined voting power entitled to vote generally in the election of directors of the then outstanding securities of the Company; or (c) the stockholders of the Company shall approve a reorganization, merger, consolidation, recapitalization, exchange offer, purchase of assets or other transaction, in each case, with respect to which the persons who were the beneficial owners of the Company immediately prior to such a transaction do not, immediately after consummation thereof, own more than fifty percent (50%) of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged, recapitalized or resulting company's then outstanding securities; or (d) the stockholders of the Company shall approve a liquidation or dissolution of the Company; or (e) the Company shall sell or otherwise transfer (or one or more of its subsidiaries shall sell or otherwise transfer), in one or more related transactions, assets aggregating fifty percent (50%) or more of the book value of the assets of the Company and its subsidiaries (taken as a whole). For purposes of this Agreement, the term "Person" shall mean and include any individual, corporation, partnership, group, association or other "person", as such term is used in Sections 13(d) and 14(d) of the Exchange Act, other than the Company, a wholly-owned subsidiary of the Company or any employee benefit plan(s) sponsored by the Company or a subsidiary of the Company.

         2. Term of Agreement. Unless extended pursuant to the provisions of this Section 2, the term of this Agreement shall be for the period commencing as of the Effective Date and continuing thereafter until the earliest to occur of
(a) the Employee's death, Disability (as defined in Subsection 3(i) hereof) or Retirement (as defined in Subsection 3(ii) hereof), (b) the termination of the Employee's employment with the Company prior to a Change in Control of the Company, or (c) the second anniversary of this Agreement. The foregoing notwithstanding, if a Change in Control of the Company shall have occurred during the term of this Agreement, this Agreement shall continue in effect for a period of two (2) years from the date of any such Change in Control of the Company; and further, if a second Change in Control occurs within a period of two (2) years from the date of the first Change in Control, this Agreement shall continue in effect for a period of two (2) years from the date of the second Change in Control of the Company; and if any benefit accrues and remains unpaid at the time this Agreement would otherwise have terminated, this Agreement shall remain in effect until such benefit is paid in full solely for the purpose of permitting the Employee to enforce the full payment of such benefit.

         3. Termination Following Change in Control. If a Change in Control of the Company occurs, the Employee shall be entitled to the benefits provided in Subsection 4(iii) hereof upon the subsequent termination of the Employee's employment during the term of this Agreement, unless such termination is (a) because of the Employee's death, Disability or Retirement, (b) by the Company for Cause, or (c) by the Employee other than for Good Reason. The parties hereto expressly acknowledge and agree that notwithstanding anything contained in this Agreement to the contrary, the Employee is entitled to any and all benefits due to the Employee as determined in accordance with the terms of the Company's benefit plans (without reference to this Agreement), including, without limitation, all qualified and nonqualified deferred compensation plans, and all medical, dental, disability, accident and insurance plans, then in effect whether the Employee is terminated by the Company for Cause or for other than Cause, by the Employee for Good Reason or for other than Good Reason, because of the Retirement, Disability or death of the Employee or for any other reason, and the benefits provided in Subsection 4(iii) hereof shall be determined in accordance with this Agreement without any impact, impairment, reduction or other effect on the Employee's rights or benefits under such benefit plan(s). For purposes of this Agreement the following definitions shall apply:
                  (i) Disability. Termination by the Company of the Employee's employment based on "Disability" shall mean termination because of the Employee's absence from his duties with the Company on a full-time basis for ninety (90) consecutive days as a result of the Employee's physical or mental incapacity due to injury or illness, unless within thirty (30) days after Notice of Termination (as hereinafter defined) is given to the Employee following such absence the Employee shall have returned to the full-time performance of his duties.
                  (ii) Retirement. Termination by the Employee of the Employee's employment based on "Retirement" shall mean termination on or after the normal retirement date established under the terms of any qualified plan or plans of the Company in effect prior to a Change in Control.
                  (iii) Cause. Termination by the Company of the Employee's employment for "Cause" shall mean termination upon (A) the willful and continued failure by the Employee to substantially perform his duties with the Company (other than any such failure resulting from the Employee's physical or mental incapacity due to injury or illness) after written demand for substantial performance is delivered to the Employee by the Company, which demand specifically identifies the manner in which the Employee has not substantially performed his duties, or (B) the willful engaging by the Employee in conduct which is demonstrably injurious to the Company, monetarily or otherwise. For purposes of this Subsection (iii), no act, or failure to act, on the Employee's part shall be deemed "willful" unless done, or omitted to be done, by the Employee in bad faith and without "reasonable belief" (as hereinafter defined) that his action or omission was in, or not opposed to, the best interests of the Company. The phrase "reasonable belief" shall mean the belief that a reasonable and prudent man would have had in the same or similar circumstances as to the act or failure to act. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Employee in good faith, and in the best interests of the Company. Notwithstanding the foregoing the Employee shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board at a meeting of the Board called for such purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Employee was guilty of the conduct set forth above in (A) or (B) of this Subsection (iii) and specifying the particulars thereof in detail.
                  (iv) Good  Reason.  The  Employee shall be entitled to
                       terminate his employment for Good Reason. Termination by the Employee of his employment for "Good Reason" shall mean termination based on:
                           (A) a  determination  by the  Employee,  made in good
                  faith and based on the Employee's reasonable belief, that there has been a materially adverse change in his status or position as an executive officer of the Company as in effect immediately prior to the Change in Control, including, without limitation, any material change in the Employee's status or position as a result of a diminution in the Employee's duties or responsibilities or the assignment to the Employee of any duties or responsibilities which are inconsistent with such status or position(s), or any removal of the Employee from or any failure to reappoint or reelect the Employee to such position(s) (except in connection with the termination of the Employee's employment for Cause, Disability or Retirement or as a result of the Employee's death or by the Employee other than for Good Reason). The phrase "reasonable belief" shall mean the belief that a reasonable and prudent man would have had in the same or similar circumstances as to the change in status or position;
                           (B) a  reduction  by the  Company  in the  Employee's
                  annual base salary in effect immediately prior to the Change in Control;
                           (C) the relocation of the Employee's principal office
                  outside of the city or metropolitan area in which the Employee is residing at the time of any Change in Control of the Company;
                           (D) the  failure by the Company to continue in effect
                  any Plan (as hereinafter defined) in which the Employee participates at the time of the Change in Control of the
                  Company (or Plans providing the Employee with at least substantially similar benefits) other than as a result of the normal expiration of any such Plan in accordance with its terms as in effect at the time of the Change in Control. For purposes of this Agreement, "Plan" shall mean any compensation plan such as an incentive, stock option or restricted stock plan or any benefit plan, including, without limitation, all qualified and nonqualified deferred compensation plans; all medical, dental, disability, accident and life insurance plans; and any relocation plan or policy or any other material plan, program or policy of the Company intended to benefit employees;
                           (E) the  failure by the Company to provide and credit
                  the Employee with the number of paid vacation days to which the Employee is then entitled in accordance with the Company's normal vacation policy as in effect immediately prior to the Change in Control;
                           (F) the  failure by the  Company  to obtain  from any
                  Successor (as hereinafter defined) the assent to this Agreement contemplated by Section 5 hereof; or
                           (G) any purported  termination  by the Company of the
                  Employee's employment which is not effected pursuant to a Notice of Termination satisfying the requirements of Subsection (v) below (and, if applicable, Subsection (iii) above); and for purposes of this Agreement, no such purported termination shall be effective.
                 (v) Notice of Termination. Any purported termination of the Employee's employment by the Company or by the Employee following a Change in Control of the Company shall be communicated by written Notice of Termination to the other party hereto in accordance with
         Section 9 hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and, if the termination provision is claimed to relieve the Company of its obligation to pay the benefits provided by this Agreement, the notice shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for the denial of the payment of the benefits provided by this Agreement.
                  (vi) Date of Termination. "Date of Termination" following a Change in Control shall mean (A) if the Employee's employment is to be terminated for Disability, thirty (30) days after Notice of Termination is given (provided that the Employee shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), (B) if the Employee's employment is to be terminated by the Company for Cause or by the Employee for Good Reason, the date specified in the Notice of Termination, or (C) if the Employee's employment is to be terminated by the Company for any reason other than Cause, the date specified in the Notice of Termination, which in no event shall be a date earlier than sixty (60) days after the date on which a Notice of Termination is given, unless an earlier date has been expressly agreed to by the Employee in writing.

         4.       Compensation Upon Termination; Other Agreements.
                  (i) If the Employee's employment shall be terminated for Disability following a Change in Control of the Company, the Company shall pay the Employee's salary through the Date of Termination at the rate in effect just prior to the time a Notice of Termination is given plus any benefits or awards under any Plans which pursuant to the terms of any Plans have been earned or become payable, but which have not been paid to the Employee. Thereafter, benefits shall be determined in accordance with the Plans then in effect.
                  (ii) If the Employee's employment shall be terminated for Cause following a Change in Control of the Company, the Company shall pay the Employee's salary through the Date of Termination at the rate in effect just prior to the time a Notice of Termination is given plus any benefits or awards (including both the cash and stock components) which pursuant to the terms of any Plans have been earned or become payable, but which have not yet been paid to the Employee. Thereupon the Company shall have no further obligations to the Employee under this Agreement.
                  (iii)Subject to Section 7 hereof, if, within twenty-four (24) months following a Change in Control of the Company, employment by the Company shall be terminated by the Company other than for Cause, death, Disability or Retirement, or shall be terminated by the Employee for Good Reason, then the Company shall pay or provide to the Employee, without regard to any contrary provisions of any Plan, the following:

                           (A)  ___________  percent  (____%) of the  Employee's
                  annual base salary payable by the Company immediately preceding the Date of Termination;
                           (B) for a period of two (2)  years  after the Date of
                  Termination, continuation of all insured and self-insured medical, life insurance and disability benefit Plans in which the Employee participated immediately prior to the Date of Termination, at no cost to the Employee. In the event that the Employee's participation in any such Plan is barred, the Company, at its sole cost and expense, shall arrange to have issued for the benefit of the Employee and his dependents, individual policies of insurance providing benefits substantially similar (on an after tax basis) to those which the Employee otherwise would have been entitled to receive under such Plans pursuant to this Subsection (iii) or, if such insurance is not available at a reasonable cost to the Company, the Company shall otherwise provide you and your dependents with equivalent benefits (on an after tax basis);

   and
                           (C) a lump sum payment of Employee's accrued vacation
                   pay.
                  (iv)The amount of any payment provided for in this Section 4 shall not be reduced, offset or subject to recovery by the Company by reason of any compensation earned by the Employee as the result of employment by another employer after the Date of Termination, or otherwise.

         5.       Successors; Binding Agreement.
                  (i) The Company  will seek,  by written  request at least five
         (5) business days prior to the time a Person becomes a Successor (as hereinafter defined), to have such Person assent to the fulfillment of the Company's obligations under this Agreement. Failure of such Person to furnish such assent by the later of (A) three (3) business days prior to the time such Person becomes a Successor or (B) two (2) business days after such Person receives a written request to so assent shall constitute Good Reason for termination by the Employee of his employment if a Change in Control of the Company occurs or has occurred. For purposes of this Agreement, "Successor" shall mean any Person that succeeds to, or has the practical ability to control (either immediately or with the passage of time), the Company's business directly, by merger or consolidation, or indirectly, by purchase of the Company's Voting Securities or otherwise.
                  (ii) This Agreement shall inure to the benefit of and be enforceable by the Employee's personal or legal representatives, executors, administrators, heirs, distributees, and legatees. If the Employee should die while any amount would still be payable to him hereunder if the Employee had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Employee's legatee or other designee or, if there is no such designee, to the Employee's estate.
                  (iii)For purposes of this Agreement, the "Company" shall include any corporation or other entity which is the surviving or continuing entity in respect of any merger, consolidation or form of business combination in which the Company ceases to exist.

         6. Fees and Expenses. The Company shall reimburse the Employee for all reasonable legal fees and related expenses, if any, incurred by the Employee in the successful enforcement of any right or benefit provided by this Agreement.

         7.       Taxes.
                  (i) All payments to be made to the Employee under this Agreement will be subject to required withholding of federal, state and local income and employment taxes.
                  (ii)Notwithstanding anything in the foregoing to the contrary, if any of the payments provided for in this Agreement, together with any other payments which the Employee has the right to receive from the Company or any corporation which is a member of an "affiliated group" (as defined in Section 1504(a) of the Internal Revenue Code of 1986, as amended from time to time (the "Code") without regard to Section 1504(b) of the Code) of which the Company is a member, would constitute a "parachute payment" (as defined in Section 280G(b)(2) of the Code), the payments pursuant to this Agreement shall be reduced to the largest amount as will result in no portion of such payments being subject to the excise tax imposed by Section 4999 of the Code; provided, however, that the determination as to whether any reduction in the payments under this Agreement pursuant to this Subsection (ii) is necessary shall be made by the Employee in good faith, and such determination shall be conclusive and binding on the Company with respect to its treatment of the payment for tax reporting purposes and, provided further that the Employee may determine in his discretion what payment or payments provided for herein shall be reduced.

         8. Survival. The respective obligations of, and benefits afforded to, the Company and the Employee as provided in Sections 4, 5, 6, 7, 11 and 15 of this Agreement shall survive termination of this Agreement.

         9. Notice. For purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or when mailed by United States registered mail, return receipt requested, postage prepaid to the address set forth below:

                  Employee Address:         _________________________
                                            =========================


                  Company Address:          _________________________
                                            =========================


provided that all notices to the Company shall be directed to the attention of an executive officer of the Company other than Employee, with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

         10. Employment with Subsidiaries. Employment with the Company for purposes of this Agreement includes employment with any corporation in which the Company has a direct or indirect ownership interest of fifty percent (50%) or more of the total combined voting power of all classes of stock in such corporation.

         11. Confidential Information. The Employee shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Employee during the Employee's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Employee or his representatives in violation of this Agreement). After termination of the Employee's employment with the Company, the Employee shall not, without the prior written consent of the Company, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 11 constitute a basis for deferring or withholding any amounts otherwise payable to the Employee under this Agreement.

         12. Miscellaneous; Governing Law. No provision of this Agreement may be amended, waived or discharged following a Change in Control of the Company unless such amendment, waiver or discharge is agreed to in writing and signed by all of the parties affected thereby. No waiver by either party at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed to be a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Texas.

         13. Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

         14. Headings. The headings of Sections of this Agreement are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

         15. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled by arbitration, conducted by a panel of three arbitrators in a location selected by the Employee within fifty
(50) miles from the location of his job with the Company, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrators' award in any court having jurisdiction; provided, however, that the Employee shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

         16. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

         IN WITNESS WHEREOF, the undersigned have executed this Agreement to be effective as of the date first written above.



                                              FIRST FINANCIAL BANKSHARES, INC.


                                              By:______________________________

                                              Name: ___________________________

                                              Title:___________________________

                                                            "Company"

ACCEPTED AND AGREED TO
THIS ______ DAY OF
_______________, 19____.



By:______________________________

Name:____________________________

              "Employee"

                       SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
(Registrant)

By: /S/ KENNETH T. MURPHY                   By:  /S/ CURTIS R. HARVEY

    KENNETH T. MURPHY, Chairman                  CURTIS R. HARVEY, Executive
    of the Board, President,                     Vice President, Chief Financial
    Chief Executive Officer and Director         Officer, Controller and Chief
                                                 Accounting Officer
Date:    March   4, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                        TITLE
DATE


/S/ JOSEPH E. CANON                        Director          March  18, 1997
Joseph E. Canon


/S/ MAC A. COALSON                         Director          March  13, 1997
Mac A. Coalson


/S/ F. SCOTT DUESER                        Director          March  18, 1997
F. Scott Dueser


/S/ PATRICK N. GERALD                      Director          March  20, 1997
Patrick N. Gerald


/S/ ROBERT E. HITT                         Director          March  18, 1997
Robert E. Hitt


/S/ RAYMOND A. MCDANIEL, JR.               Director          March  12, 1997
Raymond A. McDaniel, Jr.


/S/ BYNUM MIERS                            Director          March  18, 1997
Bynum Miers


                                           Director          March    , 1997
Dian Graves Owen


/S/ JAMES M. PARKER                        Director          March  18, 1997
James M. Parker


/S/ O. L. SCHUCH                           Director          March  11, 1997
O.L. Schuch


/S/ CRAIG SMITH                            Director          March  20, 1997
Craig Smith


/S/ H. T. WILSON                           Director          March  13, 1997
H.T. Wilson


/S/ WALTER F. WORHTINGTON                  Director          March  13, 1997
Walter F. Worthington