Form 10-Q
period 1997-03-31
FIRST FINANCIAL BANKSHARES INC
filed 1997-05-12
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

                          QUARTERLY REPORT

            PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                    Commission File Number
   March 31, 1997                                                  0-7674


                       FIRST FINANCIAL BANKSHARES, INC.
           (Exact Name of Registrant as Specified in its Charter)


      Texas                                                         75-0944023
(State of Incorporation)                                       (I.R.S. Employer
                                                            Identification No.)

400 Pine Street, Abilene, Texas                                      79601
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

 There were 6,727,930 shares of common stock  outstanding as of May 1, 1997.

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

                                 PART I


                          FINANCIAL INFORMATION


Item 1.   Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 1997, December 31, 1996, and March 31, 1996, and the consolidated statements of earnings, the consolidated statements of changes in stockholders'equity, and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996, follow on pages 4 through 7.

                  FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                                        March 31,                     December 31,
                                                               1997                1996                   1996
                                                        ---------------      ---------------       ---------------
ASSETS
  Cash and due from banks                               $    63,906,948      $    60,427,063       $    71,677,154
  Interest-bearing deposits in banks                            788,538            1,380,383               888,494
  Federal funds sold                                         47,041,013           27,021,551            54,306,156
  Investment securities:
      Securities held to maturity (approximate
      market value of $469,128,788 and
        $483,505,037 at March 31, 1997 and 1996,
        and $466,805,918 at December 31, 1996)              469,820,412          498,696,924           466,623,769
      Securities available for sale, at
        approximate market value                             56,807,833           16,181,869            45,164,802
                                                        ---------------      ---------------       ---------------

              Total investment securities                   526,628,245          514,878,793           511,788,571

  Loans                                                     576,704,161          543,192,148           580,163,598
      Less:   Allowance for loan losses                       9,453,434           10,222,116             9,441,466
              Unearned discount                               7,047,466            9,201,624             7,263,392
                                                        ---------------      ---------------       ---------------

      Net loans                                             560,203,261          523,768,408           563,458,740

  Bank premises and equipment-net                            35,692,966           34,431,908            34,454,587
  Goodwill                                                    5,485,609            5,702,786             5,585,922
  Other assets                                               19,986,778           21,131,701            19,881,425
                                                        ---------------      ---------------       ---------------

TOTAL ASSETS                                            $ 1,259,733,358      $ 1,188,742,593       $ 1,262,041,049
                                                        ===============      ===============       ===============

LIABILITIES
  Noninterest-bearing deposits                          $   225,024,638      $   209,821,076       $   246,571,720
  Interest-bearing demand deposits                          304,361,779          303,888,769           316,524,085
  Interest-bearing time deposits                            583,572,655          540,827,560           558,785,647
                                                        ---------------      ---------------       ---------------

      Total deposits                                      1,112,959,072        1,054,537,405         1,121,881,452

  Dividends payable                                           1,883,736            1,656,968             1,881,288
  Other liabilities                                          10,922,411            9,876,756             7,117,463
                                                        ---------------      ---------------       ---------------

      Total liabilities                                   1,125,765,219        1,066,071,129         1,130,880,203
                                                        ---------------      ---------------       ---------------

SHAREHOLDERS' EQUITY
  Capital stock-$10 par value;
     10,000,000 shares authorized                            67,276,300           53,462,970            67,188,860
  Capital surplus                                            36,871,510           36,879,772            36,874,707
  Retained earnings                                          30,269,793           32,704,620            27,363,902
  Unrealized loss on investment
     securities available for sale                             (449,464)            (375,898)             (266,623)
                                                        ----------------     ---------------       ---------------

      Total shareholders' equity                            133,968,139          122,671,464           131,160,846
                                                        ----------------     ---------------       ---------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                   $ 1,259,733,358      $ 1,188,742,593       $ 1,262,041,049
                                                        ===============      ===============       ===============


                    FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                  1997                  1996
                                                                              ------------          ------------
INTEREST INCOME
  Loans, including fees                                                       $ 13,240,457          $ 13,011,804
  Investment income-taxable                                                      7,431,347             7,160,785
  Investment income-tax exempt                                                     314,163               228,439
  Interest on interest-bearing deposits                                             12,835                29,372
  Interest on federal funds sold and other                                         664,190               549,614
                                                                              ------------          ------------
         Total interest income                                                  21,662,992            20,980,014

INTEREST EXPENSE
  Interest-bearing deposits                                                      8,752,454             8,395,987
  Short-term borrowings                                                              1,089                27,961
  Interest on mortgage notes payable                                                   740                 1,497
                                                                              ------------          ------------
         Total interest expense                                                  8,754,283             8,425,445
                                                                              ------------          ------------

NET INTEREST INCOME                                                             12,908,709            12,554,569
  Provision for loan losses                                                        225,000               518,000
                                                                              ------------          ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                     12,683,709            12,036,569

NONINTEREST INCOME
  Trust fees                                                                       966,070               859,602
  Service fees on deposit accounts                                               2,189,952             1,811,467
  Net gain on sale of foreclosed assets                                             15,056                95,691
  Other                                                                          1,119,634               937,837
                                                                              ------------          ------------
         Total noninterest income                                                4,290,712             3,704,597

NONINTEREST EXPENSE
  Salaries and employee benefits                                                 5,112,098             4,853,335
  Net occupancy and equipment expenses                                             836,482               737,595
  Equipment expense                                                                727,764               660,905
  Other                                                                          3,065,469             2,735,295
                                                                              ------------          ------------
         Total noninterest expense                                               9,741,813             8,987,130
                                                                              ------------          ------------

EARNINGS BEFORE INCOME TAXES                                                     7,232,608             6,754,036
  Provision for income tax                                                       2,442,981             2,309,722
                                                                              ------------          ------------

NET EARNINGS                                                                  $  4,789,627          $  4,444,314
                                                                              ============          ============

EARNINGS PER SHARE (1)                                                        $       0.71          $       0.66

DIVIDENDS PER SHARE (2)                                                       $       0.28          $       0.25


  (1) Earnings per share are calculated using weighted average shares outstanding for each period presented with the prior period adjusted for 25% stock dividend issued June 3, 1996.

  (2) Dividends per share are calculated using actual number of shares outstanding at end of each period presented with the prior period adjusted for 25% stock dividend issued June 3, 1996.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                     Unrealized
                                                                                                     Gain (Loss)
                                                                                                    On Investment       Total
                                                                                                      Securities        Share-
                                       Capital Stock                 Capital           Retained        Available        holders'
                                 Shares            Amount            Surplus           Earnings        for Sale         Equity
Balances at
   December 31, 1995           5,339,193       $ 53,391,930      $ 36,870,604       $ 29,917,438      $ (152,161)   $ 120,027,811

Net earnings                                                                          18,122,251                       18,122,251

Stock issuances                   42,791            427,910             4,103                                             432,013

Cash dividends declared                                                               (7,306,767)                      (7,306,767)

Stock split effected in the
   form of a dividend          1,336,902         13,369,020                          (13,369,020)                            -

Change in unrealized
   gain (loss)                                                                                          (114,462)        (114,462)
                               ---------       ------------      ------------       ------------      ----------    -------------

Balances at
   December 31, 1996           6,718,886         67,188,860        36,874,707         27,363,902        (266,623)     131,160,846

Net earnings                                                                           4,789,627                        4,789,627

Stock issuances                    8,744             87,440            (3,197)                                             84,243

Cash dividends declared                                                               (1,883,736)                      (1,883,736)

Change in unrealized
   gain (loss)                                                                                          (182,841)        (182,841)
                               ---------       ------------      ------------       ------------      ----------    -------------

Balances at
   March 31, 1997              6,727,630       $ 67,276,300      $ 36,871,510       $ 30,269,793      $ (449,464)   $ 133,968,139
                               =========       ============      ============       ============      ==========    =============


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                       1997                      1996
                                                                                   -------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                  $   4,789,627             $  4,444,314
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization                                                   946,273                1,018,854
         Provision for loan losses                                                       225,000                  518,000
         Premium amortization, net of discount accretion                                 505,572                  695,175
         Gain on sale of foreclosed assets                                               (11,713)                 (95,691)
         Deferred federal income tax benefit                                              (8,083)                (351,376)
         (Increase) decrease in other assets                                             (39,039)                 532,127
         Increase in other liabilities                                                 3,804,948                2,658,831
                                                                                   -------------             ------------
              Total adjustments                                                        5,422,958                4,975,920
                                                                                   -------------             ------------
         Net cash provided by operating activities                                    10,212,585                9,420,234
                                                                                   -------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest-bearing deposits in banks                                   99,956                  691,642
     Cash payment for stock, net of cash and
        cash equivalents acquired through acquisition                                      -                   (4,554,417)
     Proceeds from sale of securities available for sale                                 179,403                    -
     Proceeds from maturity of securities available for sale                             495,464                  667,328
     Proceeds from maturity of securities held to maturity                            49,755,867               56,288,372
     Purchase of securities available for sale                                       (12,772,949)              (2,966,531)
     Purchase of securities held to maturity                                         (53,284,325)             (44,107,826)
     Net increase in loans                                                             3,023,978                9,436,459
     Capital expenditures                                                             (2,084,340)              (1,117,513)
     Proceeds from sale of assets                                                         58,437                  297,620
                                                                                   -------------             ------------
         Net cash used in investing activities                                       (14,528,509)              14,635,134
                                                                                   -------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-bearing deposits                                    (21,547,082)             (23,121,209)
     Net increase (decrease) in interest-bearing deposits                             12,624,702               (4,114,557)
     Net decrease in short-term borrowings                                                 -                     (440,438)
     Proceeds from stock issuances                                                        84,243                   80,208
     Dividends paid                                                                   (1,881,288)              (1,554,717)
                                                                                   -------------             ------------
         Net cash used in financing activities                                       (10,719,425)             (29,150,713)
                                                                                   -------------             ------------

     Net decrease in cash and cash equivalents                                       (15,035,349)              (5,095,345)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       125,983,310               92,543,959
                                                                                   -------------             ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 110,947,961             $ 87,448,614
                                                                                   =============             ============

SUPPLEMENTAL INFORMATION ON CASH FLOWS
   AND NONCASH TRANSACTIONS
     Interest paid                                                                 $   8,700,765             $  8,022,978
     Federal income tax paid                                                           4,888,040                    -
     Assets acquired through foreclosure                                                   9,501                   29,581
     Change in unrealized (loss) on investment securities available for sale            (281,294)                (215,947)

     The  Company  purchased  substantially  all of  the  outstanding  stock  of
       Citizens  Equity  Corporation,  Inc.  ("Citizens")  and  its  subsidiary,
       Citizens National Bank of Weatherford,  for  approximately  $7,500,000 in cash, along with assumption of Citizen's debt of approximately $5,600,000
         Fair value of assets acquired                                                     -                   98,200,000
         Liabilities assumed                                                               -                   90,700,000
         Cash paid for stock                                                               -                    7,500,000


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


    Note 1 - Effect of Adoption of Accounting Standard in Fourth Quarter of 1997

The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) effective December 15, 1997. This statement requires a change in the computation and presentation of earnings per share. As a result, earnings per share for the year ended December 31, 1997 will be computed under the new standard and prior periods will be restated to reflect the adoption of SFAS 128. The following represents pro forma restatement of earnings per share, as if the statement was effective in the quarters ending March 31, 1997 and 1996.

Pro Forma Earnings Per Share

    Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the quarters ending March 31, 1997 and 1996 were determined upon assumption that options to purchase common shares outstanding were exercised at the beginning of each period (or time of issuance, if later). In calculating earnings per share, the Company has used the treasury stock method, whereby the assumed proceeds were used to purchase common stock at the average market price during the period.

                                                                          Net                          Per Share
                                                                        Earnings         Shares          Amount
             For the three months
             ended March 31, 1996

             Basic Earnings per Share                                 $ 4,444,314       6,582,953     $       .68
                                                                                                      ===========
             Options issued to executives                                   -              43,905
                                                                      -----------       ---------

             Earnings per Share, assuming dilution                    $ 4,444,314       6,626,858     $       .68
                                                                      ===========       =========     ===========


             For the three months
             ended March 31, 1997

             Basic Earnings per Share                                 $ 4,789,627       6,721,991     $       .71
                                                                                                      ===========
             Options issued to executives                                 -                52,180
                                                                      -----------       ---------

             Earnings per Share, assuming dilution                    $ 4,789,627       6,774,171     $       .71
                                                                      ===========       =========     ===========

    Options to purchase 3,500 shares of common stock at $39 per share were outstanding during the three months ended March 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Those options expire in 2007.

    The effect of this accounting change on previously reported earnings per share data was as follows:

                                                                          1997           1996
                                                                       --------        --------
             Primary earnings per share                                $    .71        $    .66
                  Effect of SFAS No. 128                                     -              .02
                                                                       --------        --------
                  Basic earnings per share as restated                 $    .71        $    .68
                                                                       ========        ========

    Fully diluted earnings per share were not reported by the Company in prior periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Operating Results

Net income for the first quarter 1997 totaled $4.9 million, an increase of 7.8% over the $4.4 million earned in the first quarter last year. Higher net interest income and fee income, and a lower loan loss provision were the primary factors contributing to the improved earnings. On a per share basis, earnings amounted to $ .71 per share as compared to $ .66 per share in 1996. Return on average assets and return on average equity amounted to 1.56% and 14.76%, respectively. For the same period in 1996, the Company reported return on average assets of 1.49% and return on average equity of 14.77%.

Net interest income for the first quarter 1997 was $354 thousand above the same period last year and was due primarily from loan growth. The net interest margin for the first quarter was 4.65%, down slightly from 4.68% for the first quarter 1996. The provision for loan losses in the first quarter amounted to $225 thousand as compared to $518 thousand for the same period in 1996.

Total noninterest income for the first quarter amounted to $4.3 million, up from $3.7 million for the first quarter 1996. Trust fees increased $106 thousand, or 12.4%, and resulted from growth in Trust assets. Deposit service fees increased $379 thousand, or 20.9%, and reflects an increase in the number of accounts and account activity.

Noninterest expense for the first quarter 1997 amounted to $9.7 million, an increase of $755 thousand, or 8.4% over the same period last year. Salaries and employee benefits were $259 thousand, or 5.3% above the first quarter 1996 amount. Higher advertising and business development expense was the primary factor for the 1997 increase in miscellaneous other expense. The Company's key indicator of operating efficiency, noninterest expense as a percent of net interest income and noninterest income, was 56.18% for the first quarter as compared to 57.69% for the first quarter in 1996.

Balance Sheet Review

Total assets at March 31, 1997, amounted to $1.260 billion as compared to $1.262 billion at December 31, 1996, and $1.189 billion at March 31, 1996. The balance sheets presented reflect normal recurring adjustments and accruals. Loans at March 31, 1997, amounted to $570 million as compared to $573 million at year-end 1996, with the decrease attributable to the seasonal pay down of lines of credit. Compared to March 31, 1996, loans have increased $36 million, or 6.7%. Investment securities at March 31, 1997, totaled $470 million as compared to $467 million at year-end 1996 and $499 million at March 31, 1996. The net unrealized loss in the investment portfolio at March 31, 1997, amounted to $691 thousand as compared to a $182 thousand unrealized gain at December 31, 1996. With an overall yield of 6.14%, the investment portfolio continues to provide a positive contribution to the Company's earnings. Approximately $169 million, or 32%, of the portfolio matures within one year which protects the Company from significant interest rate risk should interest rates move up. At March 31, 1997, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment securities at March 31, 1997, included structured notes with an amortized cost of $15.5 million and an approximate market value of $15.1 million. Total deposits at March 31, 1997, amounted to $1.126 billion as compared to $1.131 billion at year-end 1996 and $1.066 billion at March 31, 1996. The decrease from December 31, 1996, is considered temporary and not indicative of a downward trend in total deposits. Nonperforming assets at March 31, 1997, totaled $3.4 million, or .59% of loans and foreclosed assets, and were down $170 thousand from the December 31, 1996, amount. At March 31, 1997, the allowance for loan losses amounted to 282.1% of nonperforming assets. Management is not aware of any material classified credit not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate.

Liquidity and Capital

The Company's consolidated statements of cash flows are presented on page 7 of this report. At March 31, 1997, the balance sheet reflects adequate liquidity, and the parent company has no funded debt under its $10 million line of credit. Total equity capital amounted to $134.0 million at March 31, 1997, which was up from $131.2 million at year-end 1996 and $122.7 million at March 31, 1996. The Company's risk-based capital and leverage ratios at March 31, 1997, were 21.40% and 10.38%, respectively. The first quarter cash dividend of $ .28 per share totaled $1.8 million and represented 39.3% of earnings. On April 22, 1997, the Company announced a 25% stock split effected in the form of a dividend and declared a $ .25 per share cash dividend. The stock dividend will be issued June 2, 1997, and the cash dividend is payable July 1, 1997. The following presents pro forma restatement of earnings per share and dividends per share following issue of the stock dividend:


                                                      Three Months Ended
                                                           March 31,
                                                      1997          1996
                                                    --------      --------
                  Net earnings per share            $    .57      $    .53
                  Dividends per share                    .22           .20

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