Form 10-Q
period 1997-06-30
FIRST FINANCIAL BANKSHARES INC
filed 1997-08-01
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                 FORM 10-Q

                            QUARTERLY REPORT

                 PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                    Commission File Number
     June 30, 1997                                                0-7674


                     FIRST FINANCIAL BANKSHARES, INC.
        (Exact Name of Registrant as Specified in its Charter)


           Texas                                                75-0944023
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)


400 Pine Street, Abilene, Texas                                    79601
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

                            8,418,371 shares

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

                                 PART I


                         FINANCIAL INFORMATION

Item 1.   Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 1997, December 31, 1996, and June 30, 1996, and the consolidated statements of income, the consolidated statements of changes in stockholders' equity, the consolidated statements of cash flows and the notes to consolidated financial statements for the six months ended June 30, 1997 and 1996, follow on pages 4 through 9.


                        FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                                                          June 30,                   December 31,
                                                                1997                 1996                1996 (1)
ASSETS
  Cash and due from banks                             $      69,564,821    $      58,303,934     $      71,677,154
  Interest-bearing deposits in banks                            398,570              884,412               888,494
  Federal funds sold                                         36,126,275           24,492,191            54,306,156
  Investment securities:
      Securities held-to-maturity (approximate
      market value of $463,158,083 and
      $488,933,563 at June 30, 1997 and 1996,
      and $466,805,918 at December 31, 1996)                463,158,083          493,496,869           466,623,769
      Securities available-for-sale, at
      approximate market value                               66,281,332           16,181,869            45,164,802
                                                        ---------------      ---------------       ---------------

              Total investment securities                   529,439,415          509,678,738           511,788,571

  Loans                                                     589,518,242          550,401,489           580,163,598
      Less:   Allowance for loan losses                       9,249,262           10,498,119             9,441,466
              Unearned discount                               7,806,024            8,576,702             7,263,392
                                                        ---------------      ---------------       ---------------

              Net loans                                     572,462,956          531,326,668           563,458,740

  Bank premises and equipment-net                            35,371,197           34,585,382            34,454,587
  Goodwill                                                    5,385,296            5,786,549             5,585,922
  Other assets                                               20,271,045           20,915,770            19,881,425
                                                        ---------------      ---------------       ---------------

TOTAL ASSETS                                            $ 1,269,019,575      $ 1,185,973,644       $ 1,262,041,049
                                                        ===============      ===============       ===============

LIABILITIES
  Noninterest-bearing deposits                         $    226,576,246     $    214,993,884      $    246,571,720
  Interest-bearing demand deposits                          309,089,643          283,969,523           316,524,085
  Interest-bearing time deposits                            586,374,707          552,348,789           558,785,647
                                                        ---------------      ---------------       ---------------

      Total deposits                                      1,122,040,596        1,051,312,196         1,121,881,452

  Dividends payable                                           2,103,784            1,873,948             1,881,288
  Other liabilities                                           7,707,995            7,645,595             7,117,463
                                                        ---------------      ---------------       ---------------

      Total liabilities                                   1,131,852,375        1,060,831,739         1,130,880,203
                                                        ---------------      ---------------       ---------------

SHAREHOLDERS' EQUITY
  Capital stock-$10 par value;
      10,000,000 shares authorized                           84,151,360           66,926,710            67,188,860
  Capital surplus                                            36,851,752           36,872,386            36,874,707
  Retained earnings                                          16,214,735           21,892,108            27,363,902
  Unrealized (loss) on investment
      securities available-for-sale                             (50,647)            (549,299)             (266,623)
                                                        ---------------      ---------------       ---------------

      Total Shareholders' Equity                            137,167,200          125,141,905           131,160,846
                                                        ---------------      ---------------       ---------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                   $ 1,269,019,575      $ 1,185,973,644       $ 1,262,041,049
                                                        ===============      ===============       ===============

(1)  Restated to reflect pooling-of-interests.



       FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS


                                                         Three Months Ended              Six Months Ended
                                                             June 30,                         June 30,
                                                    ----------------------------     ---------------------------
                                                         1997            1996            1997            1996
                                                    ----------------------------     ---------------------------
INTEREST INCOME
  Loans, including fees                             $ 13,665,220    $ 12,813,457    $ 26,905,677    $ 25,825,262
  Investment income-taxable                            7,727,493       7,177,170      15,158,841      14,337,955
  Investment income-tax exempt                           322,816         226,485         636,978         454,924
  Interest on interest-bearing deposits                   10,534          17,326          23,370          46,699
  Interest on federal funds sold and other               499,351         452,556       1,163,540       1,002,167
                                                   -------------    ------------    ------------     -----------
         Total interest income                        22,225,414      20,686,994      43,888,406      41,667,007

INTEREST EXPENSE
  Interest-bearing deposits                            9,041,150       8,272,730      17,793,603      16,668,717
  Short-term borrowings                                    3,817           1,123           4,905          29,084
  Interest on mortgage notes payable                         748           1,495           1,488           2,992
                                                   -------------    ------------    ------------     -----------
         Total interest expense                        9,045,715       8,275,348      17,799,996      16,700,793
                                                   -------------    ------------    ------------     -----------

NET INTEREST INCOME                                   13,179,699      12,411,646      26,088,410      24,966,214
  Provision for loan losses                              172,500         365,000         397,500         883,000
                                                   -------------    ------------    ------------     -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            13,007,199      12,046,646      25,690,910      24,083,214

NONINTEREST INCOME
  Trust fees                                             986,803         868,159       1,952,873       1,727,760
  Service fees on deposit accounts                     2,436,001       1,963,402       4,625,954       3,774,871
  Other                                                  987,148       1,207,499       2,121,966       2,241,030
                                                   -------------    ------------    ------------     -----------
         Total noninterest income                      4,409,952       4,039,060       8,700,793       7,743,661

NONINTEREST EXPENSE
  Salaries and employee benefits                       5,264,125       4,935,901      10,376,224       9,789,235
  Net occupancy and equipment expenses                   842,358         798,865       1,678,842       1,536,459
  Equipment expense                                      787,116         701,093       1,515,179       1,362,000
  Printing and supplies                                  251,988         270,881         477,891         511,220
  Other                                                2,885,566       2,620,208       5,724,954       5,115,162
                                                   -------------    ------------    ------------     -----------
         Total noninterest expense                    10,031,153       9,326,948      19,773,090      18,314,076
                                                   -------------    ------------    ------------     -----------

EARNINGS BEFORE INCOME TAXES                           7,385,998       6,758,758      14,618,613      13,512,799
  Provision for income tax                             2,504,209       2,310,856       4,947,190       4,620,579
                                                   -------------    ------------    ------------     -----------

NET EARNINGS                                        $  4,881,789    $  4,447,902    $  9,671,423    $  8,892,220
                                                   =============    ============    ============     ===========

EARNINGS PER SHARE (1)                              $       0.58    $       0.53    $       1.15    $       1.06
                                                   =============    ============    ============    ============

DIVIDENDS PER SHARE (2)                             $       0.25    $       0.22    $       0.47    $       0.42
                                                   =============    ============    ============    ============

  (1) Earnings per share are calculated using weighted average shares outstanding for each period presented with the prior period adjusted for 25% stock dividend issued June 2, 1997.

  (2) Dividends per share are calculated using actual number of shares outstanding at end of each period presented with the prior period adjusted for 25% stock dividend issued June 2, 1997.




         FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES CONSOLIDATED
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                      Unrealized
                                                                                                      (Loss) On
                                                                                                      Investment
                                                                                                      Securities         Total
                                      Capital Stock                 Capital           Retained        Available-      Shareholders'
                                  Shares            Amount          Surplus           Earnings         for-Sale         Equity
Balances at
 December 31, 1995              5,339,193       $ 53,391,930     $ 36,870,604       $ 29,917,438       $(152,161)   $ 120,027,811

Net earnings                                                                          18,122,251                       18,122,251

Stock issuances                    42,791            427,910            4,103                                             432,013

Cash dividends declared                                                               (7,306,767)                      (7,306,767)

Stock split effected in the
 form of a dividend             1,336,902         13,369,020                         (13,369,020)

Change in unrealized (loss)                                                                             (114,462)        (114,462)
                                ---------        -----------       ----------        -----------         -------     ------------

Balances at
 December 31, 1996              6,718,886         67,188,860       36,874,707         27,363,902        (266,623)     131,160,846

Net earnings                                                                           9,671,423                        9,671,423

Stock issuances                    14,856            148,560          (22,955)                                            125,605

Cash dividends declared                                                               (4,006,650)                      (4,006,650)

Stock split effected in the
 form of a dividend             1,681,394         16,813,940                         (16,813,940)

Change in unrealized gain                                                                                215,976          215,976
                                ---------        -----------      -----------        -----------         -------     ------------

Balances at
 June 30, 1997                  8,415,136       $ 84,151,360     $ 36,851,752       $ 16,214,735       $ (50,647)   $ 137,167,200
                                =========        ===========      ===========        ===========         =======     ============




                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                         1997                     1996
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                 $    9,671,423             $  8,892,220
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization                                                 1,915,033                1,719,137
         Provision for loan losses                                                       397,500                  883,000
         Premium amortization, net of discount accretion                                 601,427                1,327,396
         (Gain) loss on sale of foreclosed assets                                         27,379                   (2,498)
         Deferred federal income tax benefit                                             (95,456)                (568,492)
         (Increase) decrease in other assets                                            (432,968)                 962,598
         Increase in other liabilities                                                   590,532                  457,640
                                                                                   -------------            -------------
              Total adjustments                                                        3,003,447                4,778,781
                                                                                   -------------            -------------
         Net cash provided by operating activities                                    12,674,870               13,671,001
                                                                                   -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in interest-bearing deposits in banks                                  489,924                1,187,613
     Cash payment for stock, net of cash and cash
       equivalents acquired through acquisition                                           -                    (4,554,417)
     Proceeds from sale of securities available for sale                                 820,528                  997,968
     Proceeds from maturity of securities available for sale                             978,691                1,082,594
     Proceeds from sale of securities held to maturity                                 3,000,781                   -
     Proceeds from maturity of securities held to maturity                            90,987,415               93,809,453
     Purchase of securities available for sale                                       (21,788,526)              (2,966,531)
     Purchase of securities held to maturity                                         (91,921,174)             (78,742,979)
     Net (increase) decrease in loans                                                 (9,439,301)               1,513,203
     Capital expenditures                                                             (2,662,482)              (2,055,034)
     Proceeds from sale of assets                                                         66,465                  302,272
                                                                                   -------------            -------------
         Net cash provided by (used in) investing activities                         (29,467,679)              10,574,142
                                                                                   -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in noninterest-bearing deposits                                    (19,995,474)             (17,948,401)
     Net increase (decrease) in interest-bearing deposits                             20,154,618              (12,512,574)
     Net decrease in other short-term borrowings                                          -                      (470,438)
     Proceeds from stock issuances                                                    16,939,545                  167,542
     Dividends paid                                                                  (20,598.094)              (3,229,106)
                                                                                   -------------            -------------
         Net cash used in financing activities                                        (3,499,405)             (33,992,977)
                                                                                   -------------            -------------

     Net decrease in cash and cash equivalents                                       (20,292,214)              (9,747,834)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       125,983,310               92,543,959
                                                                                   -------------            -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  105,691,096             $ 82,796,125
                                                                                   =============            =============

SUPPLEMENTAL INFORMATION ON CASH FLOWS
   AND NONCASH TRANSACTIONS
     Interest paid                                                                $   17,606,416             $ 16,627,188
     Federal income tax paid                                                           5,185,573                4,888,040
     Assets acquired through foreclosure                                                  40,585                   29,581
     Change in unrealized (loss) on investment securities available for sale             332,271                 (241,920)

     The  Company  purchased  substantially  all of  the  outstanding  stock  of
       Citizens  Equity  Corporation,  Inc.  ("Citizens")  and  its  subsidiary,
       Citizens National Bank of Weatherford,  for  approximately  $7,500,000 in cash, along with assumption of Citizen's debt of approximately $5,600,000
         Fair value of assets acquired                                                     -                   98,200,000
         Liabilities assumed                                                               -                   90,700,000
         Cash paid for stock                                                               -                    7,500,000


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Pro Forma Effect of Adoption of Accounting Standard in Fourth Quarter of 1997

The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) effective December 15, 1997. This statement requires a change in the computation and presentation of earnings per share. As a result, earnings per share for the year ended December 31, 1997 will be computed under the new standard and prior periods will be restated to reflect the adoption of SFAS 128. The following represents pro forma restatement of earnings per share, as if the statement was effective in the six months ending June 30, 1997 and 1996.

Pro Forma Earnings Per Share

    Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three months and six months ending June 30, 1997 and 1996 were determined upon assumption that options to purchase common shares outstanding were exercised at the beginning of each period (or time of issuance, if later). In calculating earnings per share, the Company has used the treasury stock method, whereby the assumed proceeds were used to purchase common stock at the average market price during the period.

                                                                         Net                          Per Share
                                                                       Earnings          Shares         Amount
             For the three months
             ended June 30, 1997 and 1996


             1997 - Basic Earnings per Share                          $ 4,881,783       8,411,003   $        .58
                                                                                                     ===========
             Options issued                                               -                71,332
                                                                      -----------      ----------

             Earnings per Share, assuming dilution                    $ 4,881,783     $ 8,482,335   $        .58
                                                                      ===========      ==========    ===========



             1996 - Basic Earnings per Share                          $ 4,447,906       8,323,106   $        .53
                                                                                                     ===========
             Options issued                                               -                72,846
                                                                      -----------      ----------

             Earnings per Share, assuming dilution                    $ 4,447,906       8,395,952   $        .53
                                                                      ===========      ==========    ===========



             For the six months
             ended June 30, 1997 and 1996

             1997 - Basic Earnings per Share                          $ 9,671,410       8,406,769    $      1.15
                                                                                                      ==========
             Options issued                                               -                73,081
                                                                      -----------      ----------

             Earnings per Share, assuming dilution                    $ 9,671,410       8,479,850    $      1.14
                                                                      ===========      ==========     ==========



             1996 - Basic Earnings per Share                          $ 8,892,218       8,275,899    $      1.07
                                                                                                      ==========
             Options issued                                               -                66,657
                                                                      -----------      ----------

             Earnings per Share, assuming dilution                    $ 8,892,218       8,342,556    $      1.07
                                                                      ===========      ==========     ==========


Note 1 - Pro Forma Effect of Adoption of Accounting Standard in Fourth Quarter of 1997 - continued

  Options to purchase 4,375 shares of common stock at approximately $31 per share were outstanding during the six months ended June 30, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Those options expire in 2007. The effect of this accounting change on previously reported earnings per share data was as follows:


                                                               Three months ended            Six months ended
                                                                     June 30                       June 30
                                                               1997          1996             1997        1996
                                                             --------      --------         --------    --------

             Primary earnings per share                      $    .58      $    .53         $   1.15    $   1.06
                  Effect of SFAS No. 128                           -             -                -          .01
                                                             --------      --------         --------    --------
                  Basic earnings per share as restated       $    .58      $    .53         $   1.15    $   1.07
                                                             ========      ========         ========    ========


    Fully diluted earnings per share were not reported by the Company in prior periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

For the six months ended June 30, 1997, the Company's net income amounted to $9.67 million, or $1.15 per share, compared to $8.89 million, or $1.06 per share, earned in the first half of 1996. Net income for the second quarter 1997 totaled $4.88 million, or $ .58 per share. In the second quarter 1996, the Company reported net income of $4.44 million, or $ .53 per share. Earnings for the second quarter and first six months of 1997 represent increases of 9.75 percent and 8.76 percent, respectively. Return on average assets and return on average equity for the six months ended June 30, 1997, amounted to 1.56 percent and 14.68 percent, respectively. The Company's return on average assets and return on average equity for the same period last year amounted to 1.50 percent and 14.88 percent, respectively.

Net interest income for the first six months of 1997 was $1.12 million above the 1996 amount and resulted primarily from loan growth. The net interest margin for the six months ended June 30, 1997, was 4.66 percent, up slightly from the 4.63 percent for 1996. The provision for loan losses for the first half of 1997 totaled $398 thousand as compared to $883 thousand during the same period in 1996.

Total noninterest income for the six months ended June 30, 1997, amounted to $8.70 million as compared to the prior year total of $7.74 million. For the first six months of 1997, trust fees and service fees on deposits are up $225 thousand and $851 thousand, respectively. Other noninterest income which includes merchant credit card fees, real estate mortgage fees, ATM transaction fees, and various other miscellaneous service-related fees and income totaled $2.12 million, slightly below the 1996 amount.

Noninterest expense for the six months ended June 30, 1997, totaled $19.77 million as compared to $18.31 million during the same period in 1996. The increase is attributable primarily to higher employee costs, advertising and state franchise taxes. The Company's key indicator of operating efficiency, noninterest expense as a percent of net interest income and noninterest income, was 56.45 percent for the first half of 1997 as compared to 55.73 percent for the same period last year.


Balance Sheet Review

Consolidated assets at June 30, 1997, totaled $1.27 billion as compared to $1.26 billion at year-end 1996 and $1.19 billion at June 30, 1996. Since year-end 1996, investment securities and loans are up $17.6 million and $8.8 million, respectively, and have been funded by a reduction in Federal funds sold and internally-generated capital. The balance sheets presented reflect normal recurring adjustments and accruals.

Loans at June 30, 1997, amounted to $583 million as compared to $573 million at December 31, 1996, and $542 million at June 30, 1996. Since year-end 1996, real estate loans and consumer loans have increased $24 million and $5 million, respectively, and commercial loans have decreased $20 million. The net unrealized gain in the investment portfolio at June 30, 1997, totaled $24 thousand. At June 30, 1997, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Amortized cost of structured notes at June 30, 1997, totaled $13.5 million as compared to an approximate market value of $13.2 million. Total deposits at June 30, 1997, amounted to $1.12 billion, virtually unchanged from December 31, 1996, but up $70.7 million from the June 30, 1996, amount.

Nonperforming assets at June 30, 1997, totaled $2.8 million, or .49 percent of loans and foreclosed assets, and were down $674 thousand from the December 31, 1996, amount. Foreclosed asset expense remains immaterial. At June 30, 1997, the allowance for loan losses amounted to 324.9 percent of nonperforming assets. Management is not aware of any material classified credits not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate.

Liquidity and Capital

The Company's consolidated statements of cash flows are presented on page 7 of this report. At June 30, 1997, the balance sheet reflects adequate liquidity and the parent company has no funded debt under its $10 million line of credit. Total equity capital amounted to $137.2 million at June 30, 1997, which was up from $131.1 million at year-end 1996 and $125.1 million at June 30, 1996. The Company's risk-based capital and leverage ratios at June 30, 1997, were 20.76 percent and 10.57 percent, respectively. The second quarter cash dividend of $
 .25 per share totaled $2.1 million and represented 43.1 percent of earnings.

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