Form 10-Q
period 1997-09-30
FIRST FINANCIAL BANKSHARES INC
filed 1997-11-14
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-Q

                            QUARTERLY REPORT

                 PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                    Commission File Number
 September 30, 1997                                                0-7674


                      FIRST FINANCIAL BANKSHARES, INC.
           (Exact Name of Registrant as Specified in its Charter)


         Texas                                                   75-0944023
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)


400 Pine Street, Abilene, Texas                                     79601
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

                                8,420,839 shares

                                TABLE OF CONTENTS

                                      PART I


                              FINANCIAL INFORMATION

        Item                                                      Page




        1.   Financial Statements   ................................3


        2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................11


             Signatures............................................13

                                  PART I


                          FINANCIAL INFORMATION

Item 1. Financial Statements.



The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 1997, December 31, 1996, and September 30, 1996, and the consolidated statements of income, the consolidated statements of changes in stockholders' equity, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, follow on pages 4 through 9.

                   FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                                         September 30,              December 31,
                                                                    1997              1996              1996
                                                             ---------------    ---------------   ----------------
ASSETS
Cash and due from banks                                      $    73,662,989    $    64,623,009    $    71,677,154
  Interest-bearing deposits in banks                                 398,620            786,458            888,494
  Federal funds sold                                             107,076,597         21,703,835         54,306,156
  Investment securities:
   Securities held to maturity  (approximate  market value of  $423,894,880  and
   $473,114,546 at September 30, 1997 and 1996, and
   $466,805,918 at December 31, 1996)                            423,070,075        494,876,561        466,623,769
   Securities available for sale, at
    approximate market value                                     135,412,932         16,181,869         45,164,802
                                                             ---------------    ---------------    ---------------

              Total investment securities                        558,483,007        511,058,430        511,788,571

  Loans                                                          656,396,598        561,069,913        580,163,598
      Less:   Allowance for loan losses                           10,339,564          9,658,327          9,441,466
              Unearned discount                                    7,757,717          7,786,791          7,263,392
                                                             ---------------    ---------------    ---------------

      Net loans                                                  638,299,317        543,624,795        563,458,740

  Bank premises and equipment - net                               39,438,232         34,326,184         34,454,587
  Goodwill                                                        23,284,982          5,686,235          5,585,922
  Other assets                                                    20,760,043         20,812,047         19,881,425
                                                             ---------------    ---------------    ---------------

TOTAL ASSETS                                                 $ 1,461,403,787    $ 1,202,620,993    $ 1,262,041,049
                                                             ===============    ===============    ===============

LIABILITIES
  Noninterest-bearing deposits                               $   265,191,150    $   223,304,991    $   246,571,720
  Interest-bearing demand deposits                               354,167,896        290,931,361        316,524,085
  Interest-bearing time deposits                                 684,491,679        549,818,323        558,785,647
                                                             ---------------    ---------------    ---------------

      Total deposits                                           1,303,850,725      1,064,054,675      1,121,881,452

  Dividends payable                                                2,105,210          1,876,998          1,881,288
  Short-term borrowings                                            6,200,000            100,000            110,000
  Other liabilities                                                8,875,786          8,525,435          7,007,463
                                                             ---------------    ---------------    ---------------

      Total liabilities                                        1,321,031,721      1,074,557,108      1,130,880,203
                                                             ---------------    ---------------    ---------------

SHAREHOLDERS' EQUITY
  Capital stock-$10 par value;
   10,000,000 shares authorized                                   84,208,390         67,035,660         67,188,860
  Capital surplus                                                 36,840,755         36,870,236         36,874,707
  Retained earnings                                               19,100,402         24,616,965         27,363,902
  Unrealized gain (loss) on investment
   securities available for sale                                     222,519           (458,976)          (266,623)
                                                             ---------------    ---------------    ---------------
      Total shareholders' equity                                 140,372,066        128,063,885        131,160,846
                                                             ---------------    ---------------    ---------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                        $ 1,461,403,787    $ 1,202,620,993    $ 1,262,041,049
                                                             ===============    ===============    ===============

                   FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF EARNINGS



                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                         1997           1996            1997             1996
                                                    ------------    ------------    ------------    ------------
INTEREST INCOME
  Loans, including fees                             $ 13,991,717    $ 13,132,999    $ 40,897,393    $ 38,958,262
  Investment income-taxable                            7,684,244       7,242,091      22,843,083      21,580,048
  Investment income-tax exempt                           335,326         266,465         972,307         721,388
  Interest on interest bearing deposits                    6,224          14,541          29,595          61,240
  Interest on federal funds sold and other               806,203         390,235       1,969,744       1,392,403
                                                    ------------    ------------    ------------    ------------
         Total interest income                        22,823,714      21,046,331      66,712,122      62,713,341

INTEREST EXPENSE
  Interest-bearing deposits                            9,417,239       8,426,815      27,212,332      25,098,525
  Short-term borrowings                                    7,095           2,709          12,000          31,793
                                                    ------------    ------------    ------------    ------------
         Total interest expense                        9,424,334       8,429,524      27,224,332      25,130,318
                                                    ------------    ------------    ------------    ------------

NET INTEREST INCOME                                   13,399,380      12,616,807      39,487,790      37,583,023
  Provision for loan losses                              222,500          80,000         620,000         963,000
                                                    ------------    ------------    ------------    ------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            13,176,880      12,536,807      38,867,790      36,620,023

NONINTEREST INCOME
  Trust fees                                             988,318         847,486       2,941,191       2,575,247
  Service fees on deposit accounts                     2,464,467       2,122,563       7,090,422       5,897,434
  Net gain on sale of foreclosed assets                   45,284           7,224          61,228         106,976
  Other                                                1,174,585       1,086,824       3,280,762       3,228,100
                                                    ------------    ------------    ------------    ------------
         Total noninterest income                      4,672,654       4,064,097      13,373,603      11,807,757

NONINTEREST EXPENSE
  Salaries and employee benefits                       5,356,832       5,001,339      15,733,056      14,790,577
  Net occupancy and equipment expenses                   889,877         853,766       2,568,717       2,390,226
  Equipment expense                                      895,438         841,537       2,410,619       2,203,536
  Printing and supplies                                  218,695         279,317         696,744         790,538
  Other                                                2,946,383       2,648,295       8,671,331       7,763,454
                                                    ------------    ------------    ------------    ------------
         Total noninterest expense                    10,307,225       9,624,254      30,080,467      27,938,331
                                                    ------------    ------------    ------------    ------------

EARNINGS BEFORE INCOME TAXES                           7,542,309       6,976,650      22,160,926      20,489,449
  Provision for income tax                             2,551,436       2,374,796       7,498,626       6,995,376
                                                    ------------    ------------    ------------    ------------

NET EARNINGS                                        $  4,990,873    $  4,601,854    $ 14,662,300    $ 13,494,073
                                                    ============    ============    ============    ============

EARNINGS PER SHARE (1)                              $       0.59    $       0.55    $       1.74    $       1.61
                                                    ============    ============    ============    ============

DIVIDENDS PER SHARE (2)                             $       0.25    $       0.22    $       0.72    $       0.65
                                                    ============    ============    ============    ============


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


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY




                                                                                                      Unrealized
                                                                                                      Gain (Loss)
                                                                                                     On Investment      Total
                                                                                                       Securities       Stock-
                                                 Capital Stock             Capital       Retained      Available        holders'
                                             Shares         Amount         Surplus       Earnings       for Sale        Equity
                                           ----------    ------------   ------------   ------------   -----------   -------------
Balances at December 31, 1995               5,339,193    $ 53,391,930   $ 36,870,604   $ 29,917,438   $  (152,161)  $ 120,027,811

   Net earnings                                                                          18,122,251                    18,122,251

   Stock issuances                             42,791         427,910          4,103                                      432,013

   Cash dividends declared                                                               (7,306,767)                   (7,306,767)

   Stock split effected in the
    form of a dividend                      1,336,902      13,369,020                   (13,369,020)                        -

   Change in unrealized gain (loss)                                                                      (114,462)       (114,462)
                                           ----------    ------------   ------------   ------------   -----------   -------------

Balances at December 31, 1996               6,718,886      67,188,860     36,874,707     27,363,902      (266,623)    131,160,846

   Net earnings                                                                          14,662,300                    14,662,300

   Stock issuances                             20,559         205,590        (33,952)                                     171,638

   Cash dividends declared                                                               (6,111,860)                   (6,111,860)

   Stock split effected in the
    form of a dividend                      1,681,394      16,813,940                   (16,813,940)

   Change in unrealized gain (loss)                                                                       489,142         489,142
                                           ----------    ------------   ------------   ------------   -----------   -------------

Balances at September 30, 1997              8,420,839    $ 84,208,390   $ 36,840,755   $ 19,100,402   $   222,519   $ 140,372,066
                                           ==========    ============   ============   ============   ===========   =============


                 FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                   -------------------------------
                                                                                        1997              1996
                                                                                   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings                                                              $  14,662,300     $  13,494,073
         Adjustments to reconcile net earnings to net
          cash provided by operating activities:
              Depreciation and amortization                                            3,019,523         2,743,121
              Provision for loan losses                                                  620,000           963,000
              Premium amortization, net of discount accretion                            701,138         1,974,303
              Gain on sale of assets                                                     (21,279)           (4,519)
              Deferred federal income tax benefit                                       (203,518)         (358,315)
              (Increase) decrease in other assets                                       (378,619)          466,295
              Increase in other liabilities                                            1,594,417         1,427,645
                                                                                   -------------     -------------
                    Total adjustments                                                  5,331,662         7,211,530
                                                                                   -------------     -------------
              Net cash provided by operating activities                               19,993,962        20,705,603
                                                                                   -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Net decrease in interest-bearing deposits in banks                              489,874         1,285,567
         Cash and cash equivalents received through acquisition,
           net of payment for stock                                                        -            (4,554,417)
         Cash and cash equivalents received through purchase of
           assets and liabilities, net of cash paid                                   70,702,534             -
         Proceeds from sale of securities available for sale                           1,567,335         2,000,000
         Proceeds from maturity of securities available for sale                       3,947,185         1,855,111
         Proceeds from sale of securities held to maturity                             7,000,781             -
         Proceeds from maturity of securities held to maturity                       169,975,814       131,525,831
         Purchase of securities available for sale                                   (95,196,797)      (14,269,422)
         Purchase of securities held to maturity                                    (133,936,903)     (108,819,457)
         Net increase in loans                                                       (13,132,594)      (10,782,685)
         Capital expenditures                                                         (3,804,511)       (2,733,877)
         Proceeds from sale of assets                                                    279,485           578,277
                                                                                   -------------     -------------
              Net cash provided by (used in) investing activities                      7,892,203        (3,915,072)
                                                                                   -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net decrease in noninterest-bearing deposits                                (18,332,657)       (9,637,294)
         Net increase (decrease) in interest-bearing deposits                         44,829,068        (8,081,202)
         Net increase (decrease) in short-term borrowings                              6,090,000          (460,438)
         Proceeds from stock issuances                                                   171,638           274,342
         Dividends paid                                                               (5,887,938)       (5,103,054)
                                                                                   -------------     -------------
              Net cash provided by (used in) financing activities                     26,870,111       (23,007,646)
                                                                                   -------------     -------------

         Net increase (decrease) in cash and cash equivalents                         54,756,276        (6,217,115)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       125,983,310        92,543,959
                                                                                   -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 180,739,586     $  86,326,844
                                                                                   =============     =============





                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                        1997              1996
                                                                                   -------------     -------------
SUPPLEMENTAL INFORMATION ON CASH
 FLOWS AND NONCASH TRANSACTIONS
   Interest paid                                                                   $  26,853,815     $  25,316,201
   Federal income tax paid                                                             7,742,864         4,888,040
   Assets acquired through foreclosure                                                    40,585            47,342
   Change in unrealized gain (loss) on investment securities available for sale          752,526          (876,614)

   The Company purchased  substantially all of the outstanding stock of Citizens
    Equity Corporation, Inc. ("Citizens") and its subsidiary,  Citizens National
    Bank of  Weatherford,  for  approximately  $7,500,000  in cash,  along  with assumption of Citizen's debt of approximately $5,600,000
         Fair value of assets acquired                                                       -          98,200,000
         Liabilities assumed                                                                 -          90,700,000
         Cash paid for stock                                                                 -           7,500,000

   The Company purchased certain assets and liabilities from Texas Commerce Bank
    - San  Angelo  for  cash,  along  with  assumption  of  certain  liabilities
    (primarily deposits)
         Fair value of assets acquired (other than cash)                              85,044,234               -
         Liabilities assumed                                                         155,746,768               -
         Cash acquired                                                                70,702,534               -


               FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Pro Forma Effect of Adoption of Accounting Standard in Fourth Quarter of 1997

The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) effective December 15, 1997. This statement requires a change in the computation and presentation of earnings per share. As a result, earnings per share for the year ended December 31, 1997 will be computed under the new standard and prior periods will be restated to reflect the adoption of SFAS 128. The following represents pro forma restatement of earnings per share, as if the statement was effective in the nine months ending September 30, 1997 and 1996.

Pro Forma Earnings Per Share

Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three months and nine months ending September 30, 1997 and 1996 were determined upon assumption that options to purchase common shares outstanding were exercised at the beginning of each period (or time of issuance, if later). In calculating earnings per share, the Company has used the treasury stock method, whereby the assumed proceeds were used to purchase common stock at the average market price during the period.



                                                                    Net                            Per Share
                                                                  Earnings            Shares         Amount
                                                               -------------        ----------    ------------
         For the three months
         ended September 30, 1997 and 1996

         1997 - Basic Earnings per Share                       $   4,990,873         8,418,438    $        .59
                                                                                                  ============
         Options issued                                                -                72,433
                                                               -------------        ----------

         Earnings per Share, assuming dilution                 $   4,990,873         8,490,871    $        .59
                                                               =============        ==========    ============


         1996 - Basic Earnings per Share                       $   4,601,854         8,372,314    $        .55
                                                                                                  ============
         Options issued                                                -                52,025
                                                               -------------        ----------

         Earnings per Share, assuming dilution                 $   4,601,854         8,424,339    $        .55
                                                               =============        ==========    ============



         For the nine months
         ended September 30, 1997 and 1996

         1997 - Basic Earnings per Share                       $  14,662,300         8,410,701    $       1.74
                                                                                                  ============
         Options issued                                                -                69,845
                                                               -------------        ----------

         Earnings per Share, assuming dilution                 $  14,662,300         8,480,546    $       1.73
                                                               =============        ==========    ============


         1996 - Basic Earnings per Share                       $  13,494,073         8,308,271    $       1.62
                                                                                                  ============
         Options issued                                                -                55,907
                                                               -------------        ----------

         Earnings per Share, assuming dilution                 $  13,494,073         8,364,178    $       1.61
                                                               =============        ==========    ============


                  FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued

1. Pro Forma Effect of Adoption of Accounting Standard in Fourth Quarter of 1997
   - continued

The effect of this accounting change on previously reported earnings per share data was as follows:



                                                               Three months ended             Nine months ended
                                                                  September 30                   September 30
                                                                1997         1996              1997         1996
                                                            ----------   ----------        ----------   ----------
                  Primary earnings per share                $      .59   $      .55        $     1.74   $     1.61
                  Effect of SFAS No. 128                           -            -                 -            .01
                                                            ----------   ----------        ----------   ----------
                  Basic earnings per share as restated      $      .59   $      .55        $     1.74   $     1.62
                                                            ==========   ==========        ==========   ==========


Fully diluted earnings per share were not reported by the Company in prior periods.



2.  Business Combinations

On September 26, 1997, the Company acquired certain assets of Texas Commerce Bank - San Angelo for $16,800,000 in cash, and the assumption of certain liabilities (primarily deposits). The total purchase price exceeded the fair market value of net assets acquired by approximately $18,000,000, which was recorded by the Company as goodwill to be amortized using a straight-line method over a period of 15 years.


3.  Other Short-term Borrowings

In September, 1997, the Company entered into an agreement with a bank to borrow $6,200,000 at Libor plus 1.0% adjustable each 90 days. Interest is payable quarterly beginning January 1, 1998 with principal due in twenty (20) quarterly installments beginning June 30, 1998. It is the Company's intent to retire the debt prior to September 30, 1998; therefore, the debt has been classified as other short-term borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Operating Results
-----------------

For the nine months ended September 30, 1997, the Company's net income amounted to $14.6 million, or $1.74 per share. For the same period last year, net income amounted to $13.4 million, or $1.61 per share. Net income for the third quarter 1997 totaled $4.9 million, or $ .59 per share, as compared to $4.6 million, or $
 .55 per share, earned in the third quarter of 1996. Return on average assets and return on average equity for the nine months ended September 30, 1997, amounted to 1.56 percent and 14.58 percent, respectively. The Company's return on average assets and return on average equity for the same period last year amounted to
1.51 percent and 14.79 percent, respectively.

Net interest income for the nine months ended September 30, 1997, was $1.9 million above the same period last year, with the increase attributed primarily to loan growth. The net interest margin of 4.63 percent for 1997 reflects a slight decrease from last year's 4.66 percent. The September 30, 1997, year-to-date provision for loan losses has totaled $620 thousand as compared to $963 thousand for the same period last year.

Total noninterest income for the nine months ended September 30, 1997, amounted to $13.3 million as compared to the prior year total of $11.8 million. Through September 30, 1997, trust fees and service fees on deposit accounts are up $366 thousand and $1.2 million, respectively. Other noninterest income, which includes merchant credit card fees, real estate mortgage fees, ATM transaction fees, and various service-related fees, totaled $3.2 million and were virtually unchanged from prior year amounts.

Noninterest expense for the nine months ended September 30, 1997, totaled $30.0 million as compared to $27.9 million during the same period in 1996. The increase is attributable primarily to higher employee costs, advertising and communication expenses. The Company's key indicator of operating efficiency, noninterest expense as a percent of net interest income and noninterest income, amounted to 56.48 percent for the nine months ended September 30, 1997, as compared to 56.84 percent for the same period last year.


Balance Sheet Review
--------------------

Consolidated assets at September 30, 1997, totaled $1.46 billion as compared to $1.26 billion at year-end 1996 and $1.20 billion at September 30, 1996. On September 26, 1997, the Company's subsidiary bank in San Angelo completed the purchase and assumption of certain assets and liabilities from Texas Commerce Bank-San Angelo. The transaction accounted for approximately $156 million of the growth in total assets when compared to the prior periods. The balance sheets presented reflect normal recurring adjustments and accruals.

Loans at September 30, 1997, amounted to $638 million as compared to $573 million at December 31, 1996, and $553 million at September 30, 1996. The acquisition transaction described above added approximately $64 million to the September 30, 1997, loan total. The net unrealized gain in the investment portfolio at September 30, 1997, totaled $1.2 million. At September 30, 1997, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Amortized cost of structured notes at September 30, 1997, totaled $12.5 million as compared to an approximate market value of $12.3 million. The completion of the purchase and assumption transaction with Texas Commerce Bank-San Angelo resulted in the addition of $60 million in investment securities. Total deposits at September 30, 1997, amounted to $1.30 billion as compared to $1.12 billion at December 31, 1996, and $1.06 billion at September 30, 1996. The deposits assumed from Texas Commerce Bank-San Angelo contributed approximately $155 million to total deposits at the end of the third quarter.

Nonperforming assets at September 30, 1997, totaled $3.1 million, or .47 percent of loans and foreclosed assets, and were down $437 thousand from the December 31, 1996, amount. Foreclosed asset expense remains immaterial. At September 30, 1997, the allowance for loan losses amounted to 335.3 percent of nonperforming assets, and included an addition of $1.2 million established in connection with the previously described purchase and assumption transaction completed on September 26, 1997. Management is not aware of any material classified credits not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 7 of this report. At September 30, 1997, the balance sheet reflects adequate liquidity and the parent company had $3.8 million available under its $10 million line of credit. Total equity capital amounted to $140.3 million at September 30, 1997, which was up from $131.1 million at year-end 1996 and $128.1 million at September 30, 1996. The Company's risk-based capital and leverage ratios at September 30, 1997, were 16.34 percent and 9.31 percent, respectively. The third quarter cash dividend of $ .25 per share totaled $2.1 million and represented 42.2 percent of earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         FIRST FINANCIAL BANKSHARES, INC.


Date                                     By:
    --------------------                    -------------------------
                                          Curtis R. Harvey
                                          Executive Vice President and
                                          Chief Financial Officer




Date                                     By:
    --------------------                    -------------------------
                                          Sandy Lester
                                          Secretary-Treasurer