Form 10-K
period 1997-12-31
FIRST FINANCIAL BANKSHARES INC
filed 1998-03-27
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
   December 31, 1997                                               0-7674

                        FIRST FINANCIAL BANKSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Texas                                                   75-0944023
(State of Incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

400 Pine Street, Abilene, Texas                                     79601
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

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $293,907,744 as of March 4, 1998.

         The number of shares of common stock outstanding at March 4, 1998, was 8,656,425.


                       Documents Incorporated by Reference

         Portions of the Notice to Shareholders for the April 28, 1998, Annual Meeting are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS




    Item                                                            Page


                                     PART I

     1.      Business.................................................1

     2.      Properties..............................................13

     3.      Legal Proceedings.......................................13

     4.      Submission of Matters to a Vote of Security Holders.....13


                                     PART II

     5.      Market for Registrant's Common Stock and Related
              Security Holder Matters................................13

     6.      Selected Financial Data.................................14

     7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................15

     8.      Financial Statements and Supplementary Data.............25

     9.      Changes in and Disagreements with Accountants
              and Financial Disclosure...............................49


                                    PART III

    10.      Directors and Executive Officers of the Registrant......49

    11.      Executive Officer Compensation..........................49

    12.      Security Ownership of Certain Beneficial
              Owners and Management..................................49


                                     PART IV

    13.      Certain Relationships and Related Transactions..........50

    14.      Exhibits, Financial Statement Schedules
              and Reports on Form 8K.................................50


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

             In 1968, F & M purchased 200,000 shares of newly authorized and issued stock of Bank of Commerce, Abilene, Texas ("BOC"). The purchase was made after the State Banking Commission of Texas required that additional capital be injected into BOC. In the resulting increased capitalization of BOC, the authorized and outstanding shares of BOC common stock were increased from 300,000 to 700,000, with the 400,000 new shares being offered at $2.00 per share. In addition, F & M acquired by proxy assignments the power to vote an additional 66,000 shares of BOC stock. These proxies expired January 1, 1975. The First National Bank Employees' Profit Sharing Trust originally purchased 28,177 shares of BOC stock.

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

             On December 3, 1992, the Texas Secretary of State issued a Certificate of Incorporation for First Financial Investments, Inc., which is, or shall become, a wholly-owned subsidiary of Bankshares and the initial capital of which shall consist of $100,000 represented by 100,000 shares of common stock to be issued to Bankshares. First Financial Investments, Inc. ("FFI") was intended to be a securities brokerage subsidiary and on or about December 8, 1992, Bankshares submitted to the Federal Reserve Board its Application to Engage in Non-Banking Activity (Form FR Y-4) to engage, de novo, in providing securities brokerage services pursuant to Section 225.25(b)(15) of FRB Regulation Y and
Section 4(c)(a) of the Bank Holding Company Act of 1956, as amended. At the end of 1992, Bankshares and FFI were engaged in the process of securing all approvals, and meeting all other requirements, for FFI to become a broker-dealer registered with the National Association of Securities Dealers, the Securities and Exchange Commission and the Texas State Securities Board. At that time it was anticipated that the activities of FFI would be limited to buying and selling stocks, bonds and other securities as agent for the account of the customers of Bankshares' subsidiaries, which securities would include equities, mutual funds and municipal, corporate, and government bonds, but without providing investment advice or research services. Securities brokerage services would be provided on, or adjacent to, the premises and banking offices of Bankshares' subsidiary banks. It was anticipated at that time that Bankshares, through FFI, would begin providing securities brokerage services during the second quarter of 1993. On February 3, 1993, Bankshares received Federal Reserve approval to engage, de novo, in providing securities brokerage services through FFI. While it still may at some future date provide securities brokerage services through FFI, Bankshares has notified the Federal Reserve that its plans to offer brokerage services through a separate subsidiary have been delayed. At December 31, 1997, four of Bankshares' subsidiary banks (First Abilene, First Cleburne, San Angelo National, and Weatherford National) were providing brokerage services through third party brokerage firms.

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

             Effective March 10, 1994, pursuant to a certain Stock Exchange Agreement and Plan of Reorganization dated December 7, 1993, Bankshares acquired 190,622 shares (98.22%) of the issued and outstanding shares of Concho Bancshares, Inc. ("Concho"), a Texas corporation and bank holding company, which owned all of the capital stock of San Angelo, a Texas state bank located in the City of San Angelo, Tom Green County, Texas. San Angelo National owned all of the issued and outstanding capital stock of SWB Investment Centre, Inc. ("SWB"), a Texas corporation providing securities brokerage services. The shares of Concho common stock acquired by Bankshares were contributed by Bankshares to the capital of the Delaware BHC and effective May 1, 1994, pursuant to the corporation laws of the States of Delaware and Texas, Concho was merged with and into the Delaware BHC so that San Angelo National became a subsidiary of the Delaware BHC. As part of the merger of the Delaware BHC and Concho, minority shareholders of Concho tendered an additional 2,649 shares of Concho common stock in exchange for shares of Bankshares' common stock and cash. In connection with the acquisition of Concho by Bankshares and the subsequent merger of Concho with and into the Delaware BHC, Bankshares issued 232,080 shares of its common stock and paid $44,531 in cash in lieu of issuing fractional shares of Bankshares' common stock.

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

             Following the close of business on September 25, 1997, a new Board of Directors was elected and thereafter did organize San Angelo National Bank ("San Angelo National") pursuant to authority of the Office of the Comptroller of Currency. San Angelo National opened for business on Friday, September 26, 1997, as a national association succeeding Southwest Bank of San Angelo ("Southwest Bank") through conversion of its state charter. San Angelo National, as its predecessor Southwest Bank, continues as a subsidiary bank held by First Financial Bankshares, Inc. ("First Financial") through its wholly owned subsidiary, First Financial Bankshares of Delaware, Inc. Effective at the close of business September 25,1997, San Angelo National acquired certain assets of Texas Commerce Bank - San Angelo for $16,800,000 in cash, and the assumption of certain liabilities (primarily deposits which amounted to approximately $155 million).

             Effective November 24, 1997, pursuant to a Stock Exchange Agreement and Plan of Reorganization dated August 18, 1997, Bankshares acquired 100% of the issued and outstanding capital stock of Southlake Bancshares, Inc., ("Southlake"), a Texas corporation and bank holding company which owned all of the stock of Texas National Bank ("Texas National"), a national bank located in Southlake, Texas. In exchange for Southlake, Bankshares issued 216,442 shares of common stock. Effective December 31, 1997 pursuant to the corporation laws of the State of Texas, Southlake was merged with and into Bankshares and Texas National became a subsidiary of First Financial Bankshares of Delaware, Inc.

        C.   Mode of Conducting Business

             Bankshares operates principally in order to give the affiliated banks access to additional management and technical resources which help them to improve or expand their banking services while continuing their local activity and identity. Each of the affiliated banks operates under the day-to-day management of its Board of Directors and officers, with substantial authority in making decisions concerning their own investments, loan policies, interest rates and service charges. Bankshares provides assistance to the affiliated banks, especially with respect to decisions concerning major capital expenditures, employee fringe benefits, including pension plans, group insurance, dividend policies, appointment of officers and directors of affiliated banks and their compensation. Internal audit and loan review functions are provided by Bankshares. Bankshares, through First Abilene, provides advice to and specialized services for the affiliated banks in such areas as lending, investments, purchasing, advertising, public relations, and computer services.

             Each Bankshares' subsidiary is engaged in the general commercial banking business consisting of the acceptance of checking, savings and time deposits, the making of loans, transmitting funds and performing such other banking services as are usual and customary for commercial banks. At December 31, 1997, First Abilene, First Sweetwater, and Stephenville had active trust departments. The trust departments offer a complete range of services to individuals, associations, and corporations. They include the administration of estates, testamentary trusts, and various types of living trusts and agency accounts. Other sources of revenue are services for businesses, including administering pension, profit sharing and other employee benefit plans, acting as stock transfer agents or stock registrar, and providing paying agent services. First Abilene, San Angelo National, First Cleburne, and Weatherford National provide securities brokerage services through various third parties.

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

        E.   Employees

             Bankshares  and  its  subsidiaries   employed   approximately   695
full-time employees at March 1, 1998. Management believes that its employee relations have been and will continue to be good.

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

                  First Abilene, First Sweetwater, First Cleburne, Eastland, San Angelo National, Weatherford National and Texas National are all chartered under the National Bank Act and are subject to supervision and regulation, as well as regular examination, by the OCC. Hereford and Stephenville were chartered under the Texas Banking Code (which, effective September 1, 1995, was replaced by the newly-adopted Texas Banking Act) and are similarly supervised, regulated and examined by the Banking Commissioner of the State of Texas. Supervision and regulation of banks by federal and state banking authorities is primarily intended to protect the interests of depositors, although shareholders are likewise benefited. Various requirements and restrictions under the laws of the United States and the State of Texas affect the operations of each subsidiary bank, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities.

                  First Abilene, Hereford, First Sweetwater, First Cleburne, Eastland, Stephenville, San Angelo National, Weatherford National, and Texas National are members of the FDIC. The Federal Deposit Insurance Act requires that the FDIC approve any merger or consolidation by or with an insured bank, or any establishment of branches by an insured bank, and it is also empowered to regulate interest rates paid by insured banks. Approval of the FDIC is also required before an insured bank retires any part of its common or preferred stock, or any capital notes or debentures. Insured banks which are also members of the Federal Reserve System, however, are regulated with respect to the foregoing matters by the Federal Reserve System.

                  All of Bankshares'  subsidiary  banks must pay  assessments to the FDIC for federal deposit insurance protection under a risk-based assessment system. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U. S. Treasury, the Federal Financing Bank and the Bank Insurance Fund member banks. As of December 31, 1997, the assessment rate for each of Bankshares' subsidiary banks is at the lowest level risk-based premium available.

                  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking agencies to take "prompt corrective action" in respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As a depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio capital measure and certain other factors. Regulations establishing the specific capital tiers provide that a well-capitalized institution must have a total risk-based capital ratio of at least ten percent (10%), a Tier 1 risk-based capital ratio of at least six percent (6%), and a Tier 1 leverage ratio of at least five percent (5%), and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least eight percent (8%), a Tier 1 risk-based capital ratio of at least four percent (4%), and a leverage ratio of at least four percent (4%) [in some cases three percent (3%)]. Under current regulations, Bankshares' subsidiary banks would be considered to be well capitalized as of December 31, 1997.

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

             In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for current quarter, less goodwill) of three percent (3%) for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a minimum Tier 1 Capital leverage ratio of three percent (3%) plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised Bankshares of any specific minimum Tier 1 Capital leverage ratio applicable to it. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill, core deposit intangibles and purchased mortgage servicing rights). As of December 31, 1997, the capital ratios for Bankshares were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 14.75%; (2) Total Capital to Risk-Weighted Assets Ratio, 15.96%; and (3) Tier 1 Capital Leverage Ratio, 8.34%.

             In addition to the Federal Reserve Board capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Although neither the Texas Banking Act nor the regulations promulgated thereunder specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank, the Texas Banking Department has a policy that generally requires Texas-chartered banks to maintain a minimum six percent (6%) ratio of stockholders equity (stated capital, surplus capital, surplus and undivided profits or retained earnings) to total assets. As of December 31, 1997, all Texas-chartered banks owned by Bankshares exceeded the minimum ratio.

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

             Each state bank subsidiary that is a member of the Federal Reserve System and each national banking association is required by federal law to obtain the prior approval of the Federal Reserve Board or the OCC, as the case may be, for the declaration and payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two (2) years, less any required transfers to surplus. In addition, a dividend may not be paid in excess of a bank's cumulative net profits after deducting bad debts in excess of the allowance for loan losses. Effective September 1, 1995, the Texas Banking Act eliminated the requirement under the predecessor code that, prior to paying a dividend, a state bank must transfer to "certified surplus" an amount which is not less than ten percent (10%) of the net profits of such bank earned since the last dividend was declared; provided, however, that a transfer was not required to certified surplus of a sum which would increase the certified surplus to more than the capital of the bank. At December 31, 1997, under the foregoing dividend restrictions, Bankshares' subsidiary banks, without obtaining governmental approvals, could have declared aggregate dividends of approximately $9.7 million from retained net profits. During 1997, Bankshares' subsidiary banks paid an aggregate of $16.3 million in dividends.

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

Table 1 - Composition of Loans (000's omitted):


                                                                      December 31,
                                          1997            1996            1995           1994            1993
                                        ----------      ----------      ----------     ----------      ----------
         Commercial, financial,
          and agricultural             $   281,013     $   234,625     $   213,799    $   177,587     $   201,432
         Real estate -construction          31,494          22,106          19,046         12,901           7,654
         Real estate - mortgage            159,305         135,182         117,332        126,840         122,199
         Consumer                          237,127         180,987         156,752        129,565         105,540
                                        ----------      ----------      ----------     ----------      ----------
                                       $   708,939     $   572,900     $   506,929    $   446,893     $   436,825
                                        ==========      ==========      ==========     ==========      ==========

Loan Concentrations

         At  December  31,  1997,   the  Company  had  $80.1  million  in  loans
outstanding to agriculture which represented 11.3% of total loans.

Table 2 - Maturity Distribution and Interest Sensitivity of Loans at December 31, 1997 (000's omitted):

         The following tables summarize maturity and yield information for the commercial, financial, and agricultural and real estate construction portions of the loan portfolio as of December 31, 1997:

                                                                         Over One
                                                                           Year
                                                          One Year       Through        Over Five
                                                           or less      Five years        Years            Total
                                                          --------      ----------      ---------        --------
Commercial, financial, and agricultural                  $ 196,376     $    68,077     $   16,560      $  281,013
Real estate - construction                                  23,535           7,959              -          31,494
                                                          --------      ----------      ---------        --------
                                                         $ 219,911     $    76,036     $   16,560       $ 312,507
                                                          ========      ==========      =========        ========


                                                                     Maturities
                                                                    After One Year
                                                                  ----------------
Loans with fixed interest rates                                   $         47,988
Loans with floating or adjustable interest rates                            44,608
                                                                  ----------------
                                                                  $         92,596
                                                                  ================


Potential Problem Loans

         Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans which are deemed to be potential problems. Potential problem loans are those loans which are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These loans totaled $919 thousand at December 31, 1997.


Table 3 - Composition of Investment Securities (000's omitted):


Held-to-maturity at amortized cost               December 31, 1997      December 31, 1996       December 31, 1995
                                                -------------------     ------------------     -------------------
                                                Amortized    Market     Amortized   Market     Amortized    Market
                                                   Cost      Value        Cost      Value        Cost       Value
                                                --------   --------     --------  --------     --------  ---------
U.S. Treasury obligations and obligations of
  U.S. government corporations and agencies    $ 319,230  $ 320,867    $ 364,232 $ 364,925    $ 370,368  $ 372,555
Obligations of states and political subdivisions  34,456     34,976       25,798    25,825       22,157     22,103
Mortgage-backed securities                        47,214     47,309       62,509    61,910       46,563     46,760
Other securities                                  10,958     11,008       14,085    14,146       12,465      9,615
                                                --------   --------     --------  --------     --------  ---------
         Total debt securities                 $ 411,858  $ 414,160    $ 466,624 $ 466,806    $ 451,553  $ 451,033
                                                ========   ========     ========  ========     ========   ========



Available-for-Sale                                  December 31, 1997            December 31, 1996            December 31, 1995
                                                  -----------------------       ----------------------      -----------------------
                                                  Amortized       Market       Amortized       Market      Amortized        Market
                                                    Cost           Value          Cost          Value         Cost          Value
                                                  ---------     ---------       --------      --------      --------       --------
U.S. Treasury obligations and obligations of
  U.S. government corporations and agencies       $ 134,296     $ 134,491      $  10,276     $  10,211     $   4,945      $   4,870
Obligations of states and political subdivisions      8,168         8,408          1,300         1,292          -              -
Mortgage-backed securities                           25,100        25,223         32,092        31,910        16,944         16,963
                                                  ---------     ---------       --------      --------      --------       --------
         Total debt securities                      167,564       168,122         43,668        43,413        21,889         21,833
Other securities                                      2,575         2,575          1,752         1,752         7,730          7,730
                                                  ---------     ---------       --------      --------      --------       --------
         Total securities                         $ 170,139     $ 170,697      $  45,420     $  45,165     $  29,619      $  29,563
                                                  =========     =========       ========      ========      ========       ========



Table 4 - Maturities and Yields of Investment Securities Held December 31, 1997 (000's omitted):


                                                                        Maturing
                                                    After One but     After Five but
Held-to-maturity:               Within One Year   Within Five Years  Within Ten Years      After Ten Years            Total
                                  Amount  Yield     Amount  Yield     Amount    Yield      Amount    Yield       Amount   Yield
                                --------  ----    --------  ----     -------     ----      ------     ----     --------   ----
U.S. Treasury obligations      $  46,745  6.17%  $  25,973  6.11%   $     -       -  %    $    -       -  %   $  72,718   6.15%
Obligations of U.S. Government
     corporations and agencies    83,553  6.09     159,499  6.25       3,460     6.99          -       -        246,512   6.20
Obligations of states and
     political subdivisions        5,748  6.09      17,282  6.72      10,059     7.43       1,367     8.12       34,456   6.88
Other securities                   6,581  6.65       4,351  5.97          26     8.03          -       -         10,958   6.39
Mortgage-backed securities         8,797  5.73      29,136  6.33       4,986     6.66       4,295     6.68       47,214   6.29
                                --------  ----    --------  ----     -------     ----      ------     ----     --------   ----
 Total                         $ 151,424  6.12%  $ 236,241  6.27%   $ 18,531     7.14%    $ 5,662     7.03%   $ 411,858   6.26%
                                ========  ====    ========  ====     =======     ====      ======     ====     ========   ====



                                                                        Maturing
                                                    After One but     After Five but
Available-for Sale:             Within One Year   Within Five Years  Within Ten Years      After Ten Years            Total
                                  Amount  Yield     Amount  Yield     Amount    Yield      Amount    Yield       Amount   Yield
                                --------  ----    --------  ----     -------     ----      ------     ----     --------   ----
U.S. Treasury obligations      $     847  6.01%  $   7,453  6.22%   $     -       -  %    $    -       -  %   $   8,300   6.20%
Obligations of U.S. Government
     corporations and agencies    62,042  5.69      46,051  6.21      13,779     6.77       4,319     5.61      126,191   5.99
Obligations of states and
     political subdivisions           -    -            -    -           616     7.42       7,791     7.97        8,407   7.93
Other securities                      -    -            -    -            -       -         2,575     5.78        2,575   5.78
Mortgage-backed securities           365  6.82      13,814  6.44       3,041     7.20       8,004     6.55       25,224   6.57
                                --------  ----    --------  ----     -------     ----      ------     ----     --------   ----
 Total                         $  63,254  5.70%  $  67,318  6.26%   $ 17,436     6.86%    $22,689     6.77%   $ 170,697   6.18%
                                ========  ====    ========  ====     =======     ====      ======     ====     ========   ====


                                                                        Maturing
                                                    After One but     After Five but
Total Investment Securities:    Within One Year   Within Five Years  Within Ten Years      After Ten Years            Total
                                  Amount  Yield     Amount  Yield     Amount    Yield      Amount    Yield       Amount   Yield
                                --------  ----    --------  ----     -------     ----      ------     ----     --------   ----
U.S. Treasury obligations      $  47,592  6.17%  $  33,426  6.13%   $     -       -   %   $    -       -   %  $  81,018   6.15%
Obligations of U.S. Government
     corporations and agencies   145,595  5.92     205,550  6.24      17,239     6.81       4,319     5.61      372,703   6.13
Obligations of states and
     political subdivisions        5,748  6.09      17,282  6.72      10,675     7.43       9,158     8.00       42,863   7.08
Other securities                   6,581  6.65       4,351  5.97          26     8.03       2,575     5.78       13,533   6.27
Mortgage-backed securities         9,162  5.77      42,950  6.37       8,027     6.86      12,299     6.60       72,438   6.39
                                --------  ----    --------  ----     -------     ----      ------     ----     --------   ----
 Total                         $ 214,678  5.99%  $ 303,559  6.27%   $ 35,967     6.98%    $28,351     6.82%   $ 582,555   6.24%
                                ========  ====    ========  ====     =======     ====      ======     ====     ========   ====


Table 5 - Analysis of the Allowance for Loan Losses (000's omitted):


                                           1997            1996            1995          1994             1993
                                         ---------      ----------      ----------     ---------       ----------
Balance at January 1,                   $    9,441     $     9,194     $     9,206    $    9,198      $     8,476
Allowance established from
 acquisitions                                1,444             800              83           -                712
                                         ---------      ----------      ----------     ---------       ----------
                                            10,885           9,994           9,289         9,198            9,188
Charge-offs:
 Commercial, financial and
  agricultural                                 814           1,126             279           741            1,233
 Consumer                                    2,103           1,420             720           613              555
 All other                                     164              74              20            28              341
                                         ---------      ----------      ----------     ---------       ----------
Total loans charged off                      3,081           2,620           1,019         1,382            2,129

Recoveries:
 Commercial, financial and
  agricultural                                 697             361             333         1,899            1,205
 Consumer                                      638             364             319           291              323
 All other                                      35             142             103            82              100
                                         ---------      ----------      ----------     ---------       ----------
Total recoveries                             1,370             867             755         2,272            1,628
                                         ---------      ----------      ----------     ---------       ----------

Net (recoveries)/charge-offs                 1,711           1,753             264          (890)             501
Provision/(credit) for
 loan losses                                 1,114           1,200             169          (882)             511
                                         ---------      ----------      ----------     ---------       ----------
Balance at December 31,                 $   10,288     $     9,441     $     9,194    $    9,206      $     9,198
                                         =========      ==========      ==========     =========       ==========

Loans at year-end                       $  708,939     $   572,900     $   506,929    $  446,892      $   436,825
Average loans                              624,071         545,754         465,495       430,774          415,204

Net charge-offs/(recoveries)/
 average loans                               0.27%           0.32%           0.06%        (0.21)%           0.12%
Allowance for loan losses/
 year-end loans                              1.45            1.65            1.81          2.06             2.11
Allowance for loan losses/
 nonperforming assets                      228.37          268.13          444.15        406.45           165.94


Table 6 - Allocation of Allowance for Loan Losses (000's omitted):


                                           1997            1996            1995           1994            1993
                                         ---------       ---------       ---------      ---------       ---------
                                        Allocation      Allocation      Allocation     Allocation      Allocation
                                           Amount          Amount          Amount         Amount          Amount
Commercial, financial and agricultural  $    4,034      $    3,866      $    3,878     $    3,711      $    4,289
Real estate-construction                       452             364             345            252             154
Real estate - mortgage                       2,286           2,228           2,128          2,538           2,531
Consumer                                     3,516           2,983           2,843          2,704           2,224
                                         ---------       ---------       ---------      ---------       ---------
                                        $   10,288      $    9,441      $    9,194     $    9,205      $    9,198
                                         =========       =========       =========      =========       =========


Allocation as Percent of Total Loans

                                           1997            1996            1995           1994             1993
                                         --------        --------        ---------      --------        --------
Commercial, financial and agricultural     0.57%           0.68%           0.76%          0.83%           0.98%
Real estate - construction                 0.06            0.06            0.07           0.06            0.04
Real estate - mortgage                     0.32            0.39            0.42           0.57            0.58
Consumer                                   0.50            0.52            0.56           0.60            0.51



Item 2.    Properties

           The principal office of Bankshares is located in the First National Bank Building at 400 Pine Street in downtown Abilene, Texas. Office space totals 2,295 square feet and is leased from First Abilene which owns the building. Including detached drive-ins, Bankshares' bank subsidiaries own 28 and lease 4 banking facilities. The leased facilities are branches, two of which are located in supermarkets. All of the locations are considered quality facilities and well suited for conducting the business of banking.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of the security holders of Bankshares during the fourth quarter of Bankshares' fiscal year ending December 31, 1997.


                                     PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

           As of February 23, 1998, Bankshares had 1,619 shareholders of record. Except for shares held by First Abilene, First Sweetwater, and Stephenville in various fiduciary capacities (see Item 12 following), no shareholder or shareholder group known to Bankshares owns five percent (5%) or more of Bankshares' issued and outstanding stock. Market price and dividend information about the stock for the past two years is set forth in the Quarterly Financial Data disclosure on page 24 under Item 7. Bankshares' common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol FFIN. Restrictions on Bankshares' present or future ability to pay dividends have been discussed under Item 1, above, under the topic "Supervision and Regulation."

Item 6.    Selected Financial Data

                        First Financial Bankshares, Inc.
                      Selected Consolidated Financial Data
                  (Dollars in thousands, except per share data)

                                                                      Year Ended December 31,
                                                    1997         1996         1995         1994         1993
                                                 ---------    ---------    ---------    ---------     --------
Summary Income Statement Information:
   Interest income                              $   95,884   $   84,176   $   74,657   $   64,621    $  62,995
   Interest expense                                 39,461       33,731       29,448       22,416       21,513
                                                 ---------    ---------    ---------    ---------     --------
   Net interest income                              56,423       50,445       45,209       42,205       41,482
   Provision (credit) for loan losses                1,114        1,200          168         (882)         511
   Noninterest income                               18,622       15,842       15,030       12,313       12,940
   Noninterest expense                              43,802       37,570       34,400       34,635       33,428
                                                 ---------    ---------    ---------    ---------     --------
   Earnings before income taxes                     30,129       27,517       25,671       20,765       20,483
   Provision for income taxes                       10,066        9,395        8,656        6,805        6,615
                                                 ---------    ---------    ---------    ---------     --------
   Net earnings before accounting change (1)        20,063       18,122       17,015       13,960       13,868
   Cumulative effect of accounting change (2)            -            -            -            -        1,005
                                                 ---------    ---------    ---------    ---------     --------
   Net earnings                                 $   20,063   $   18,122   $   17,015   $   13,960    $  14,873
                                                 =========    =========    =========    =========     ========

Per Share Data (3):
   Net earnings per share before cumulative
     effect of accounting change                $     2.33   $     2.17   $     2.04   $     1.68    $    1.67
   Net earnings per share                             2.33         2.17         2.04         1.68         1.79
   Net earnings per share, assuming dilution          2.31         2.15         2.02         1.68         1.79
   Cash dividends declared                            0.97         0.87         0.78         0.70         0.62
   Book value at period-end                          17.13        15.62        14.38        13.05        12.17

Earnings performance ratios (4):
   Return on average assets                           1.47%        1.52%        1.59%        1.33%        1.35%
   Return on average equity                          14.32        14.65        14.91        13.34        14.22

Summary Balance Sheet Data (Period-end):
   Investment securities                        $  582,555   $  511,789   $  481,117   $  490,950    $ 482,885
   Loans                                           708,939      572,900      506,929      446,892      436,825
   Total assets                                  1,573,509    1,262,041    1,125,887    1,066,982    1,069,389
   Deposits                                      1,412,724    1,121,881      997,578      950,251      960,389
   Total liabilities                             1,425,283    1,130,880    1,005,859      958,465      968,660
   Total shareholders' equity                      148,226      131,161      120,028      108,517      100,729

Asset quality ratios:
   Allowance for loan losses/period-end loans         1.45%        1.65%        1.81%        2.06%        2.11%
   Nonperforming assets/period-end loans
     plus foreclosed assets                           0.63         0.61         0.41         0.51         1.26
   Net (recoveries)charge offs/average loans          0.27         0.32         0.06        (0.21)        0.12

Capital ratios:
   Average shareholders' equity/average assets       10.28%       10.35%       10.66%        9.59%        9.45%
   Leverage ratio                                     8.34        10.40        10.91         9.51         9.28
   Tier 1 risk-based capital                         14.75        18.90        19.33        16.76        16.90
   Total risk-based capital                          15.96        20.15        20.57        18.02        18.38
   Dividend payout ratio                             41.24        40.32        35.63        34.04        32.03


(1)  1995 net earnings includes $1.3 million, or $0.16 per share, in nonrecurring gains from sale of assets.
(2)  Adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
(3)  Historical  amounts  adjusted for stock  dividends  and stock  splits.
(4)  Calculated on net income before cumulative accounting adjustment in 1993.


Item 7.              Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Management's discussion and analysis of the major elements of the Company's consolidated balance sheets and statements of earnings should be reviewed in conjunction with the consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this report.

On November 24, 1997, through an exchange of 216,000 shares of stock, the Company acquired Southlake Bancshares, Inc. and its subsidiary, Texas National Bank. The Southlake Bancshares transaction was accounted for as a pooling-of-interests. The results of Southlake Bancshares are included in the consolidated financial statements for 1997; however, prior period financial data has not been restated due to immateriality. On September 25, 1997, the Company's subsidiary bank in San Angelo acquired certain assets of Texas Commerce Bank-San Angelo for $16.8 million in cash and the assumption of certain liabilities (primarily deposits). These factors should be considered when making comparisons to prior year operating results and period-end balances.

Performance Summary

Net earnings for 1997 were $20.1 million, an all-time high and an increase of $2.0 million over the $18.1 million earned in 1996. Net earnings for 1995 amounted to $17.0 million and included $1.3 million in nonrecurring gains. Increased net interest income resulting from growth in earning assets and higher noninterest income were the primary factors contributing to the earnings improvement in both 1997 and 1996.

On a per share basis, 1997 earnings amounted to $2.33 as compared to $2.17 for 1996. In 1995, the Company earned $2.04 per share which included approximately $0.16 per share resulting from nonrecurring gains. Return on average assets for 1997 was 1.47% as compared to 1.52% for 1996 and 1.59% (1.47% excluding nonrecurring gains) for 1995. Return on average equity for 1997 was 14.32% compared to 14.65% for 1996 and 14.91% (13.76% excluding nonrecurring gains) for 1995.

Net Interest Income

Net interest income is the spread between interest income on earning assets, consisting primarily of loans and securities, and the interest expense on liabilities used to fund those assets, primarily interest-bearing deposits. In this discussion, net interest income is presented on a fully tax-equivalent basis, which permits comparability of data through recognition of tax savings realized on tax-exempt income. Net interest income on a tax-equivalent basis was $57.2 million in 1997 as compared to $50.9 million in 1996 and $45.7 million in 1995. These year-to-year net increases represent changes in both the volume of average earning assets and interest-bearing liabilities and interest rates.
Table 1 allocates the change in net interest income between the amount attributable to volume and the amount attributable to rate. In the years 1997 and 1996, increased net interest income resulted primarily from higher volumes of earning assets and deposits.

Table 1 - Changes in Interest Income and Interest Expense (000's omitted):


                                             1997 Compared to 1996                    1996 Compared to 1995
                                      Change Attributable to      Total        Change Attributable to      Total
                                        Volume         Rate       Change        Volume          Rate       Change
                                        ------        ------      ------        ------        -------      ------
Short-term investments                 $ 1,516     $      30     $ 1,546       $   136      $    (183)    $   (47)
Taxable investment securities            1,139         1,304       2,443         1,400          1,538       2,938
Tax-exempt investment securities (1)       947           (15)        932           283           (111)        172
Loans (1)                                7,503          (440)      7,063         7,221           (752)      6,469
                                        ------        ------      ------        ------        -------      ------
     Interest income                    11,105           879      11,984         9,040            492       9,532
                                        ------        ------      ------        ------        -------      ------

Interest bearing deposits                4,434         1,216       5,650         3,837            441       4,278
Short-term borrowings                      187          (105)         82             1              7           8
Long-term debt                              (3)            -          (3)           (5)             2          (3)
                                        ------        ------      ------        ------        -------      ------
     Interest expense                    4,618         1,111       5,729         3,833            450       4,283
                                        ------        ------      ------        ------        -------      ------
     Net interest income               $ 6,487      $   (232)    $ 6,255       $ 5,207      $      42     $ 5,249
                                        ======        ======      ======        ======        =======      ======

(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.


Table 2 provides interest income and average yield earned on earning assets and interest expense and average rate paid on interest-bearing liabilities for the years 1995 through 1997. Average earning assets for 1997 were up $146 million over the prior year with approximately $84 million of the growth achieved through acquisitions. The net interest margin which measures net interest income as a percentage of average earning assets amounted to 4.62% in 1997 as compared to 4.66% in 1996 and 4.69% in 1995. Higher deposit rates have been the primary factors contributing to the decline in the net interest margin in both 1997 and 1996.

Table 2 - Average Balances and Average Yields and Rates (000's omitted):

                                          1997                         1996                          1995
                               --------------------------   ---------------------------    --------------------------
                                 Average    Income/ Yield/   Average    Income/   Yield/     Average   Income/  Yield/
                                 Balance    Expense  Rate    Balance    Expense    Rate      Balance   Expense   Rate
                               ----------   -------  ----   ----------   -------   ----    ----------  -------   ----
Assets
   Short-term investments     $    65,326  $  3,555  5.44% $    37,230  $  2,009   5.40%  $    34,916 $  2,056   5.89%
   Taxable investment securities  511,613    31,320  6.12      486,546    28,877   5.94       455,817   25,939   5.69
   Tax-exempt
       investment securities (1)   36,954     2,408  6.52       22,509     1,476   6.56        18,496    1,304   7.05
   Loans (1) (2)                  624,071    59,347  9.51      545,754    52,284   9.58       465,495   45,815   9.84
                               ----------   -------         ----------   -------           ----------  -------
    Total earning assets        1,237,964    96,630  7.81    1,092,039    84,646   7.75       974,724   75,114   7.71
   Cash and due from banks         65,503                       56,279                         53,827
   Bank premises and equipment     38,889                       34,429                         31,458
   Other assets                    20,761                       17,709                         19,496
   Intangible assets               10,053                        5,624                          1,112
   Allowance for loan losses       (9,863)                     (10,056)                        (9,186)
                               ----------                   ----------                     ----------
     Total assets             $ 1,363,307                  $ 1,196,024                    $ 1,071,431
                               ==========                   ==========                     ==========
Liabilities and
     Shareholders' Equity
Interest-bearing deposits     $   960,057  $ 39,339  4.10% $   848,401  $ 33,689   3.97%  $   750,490 $ 29,411   3.92%
   Short-term borrowings            1,742       118  6.77          285        36  12.63           280       28  10.00
   Long-term debt                      33         3  9.09           70         6   8.57           171        9   5.26
                               ----------   -------         ----------   -------           ----------  -------
   Total interest-
      bearing liabilities         961,832    39,460  4.10      848,756    33,731   3.97       750,941   29,448   3.92
                                            -------                      -------                       -------
   Noninterest-bearing deposits   250,458                      213,757                        197,412
   Other liabilities               10,925                        9,775                          8,987
                               ----------                   ----------                     ----------
    Total liabilities           1,223,215                    1,072,288                        957,340
   Shareholders' equity           140,092                      123,736                        114,091
                               ----------                   ----------                     ----------
    Total liabilities and
      shareholders' equity    $ 1,363,307                  $ 1,196,024                    $ 1,071,431
                               ==========                   ==========                     ==========

Net interest income                        $ 57,170                     $ 50,915                      $ 45,666
                                            =======                      =======                       =======

Rate Analysis:
   Interest income/earning assets                    7.81%                         7.75%                         7.71%
   Interest expense/earning assets                   3.19                          3.09                          3.02
                                                     ----                          ----                          ----
     Net yield on earning assets                     4.62%                         4.66%                         4.69%
                                                     ====                          ====                          ====

(1) Computed on a tax-equivalent  basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans.


Provision and Allowance for Possible Loan Losses

The allowance for losses is the amount deemed by Management to be adequate to provide for possible losses on loans that may become uncollectable. Reviews of general loss experience and the performance of specific credits are conducted in determining reserve adequacy and required provision expense. The provision for loan losses amounted to $1.1 million in 1997 as compared to $1.2 million in 1996 and $169 thousand in 1995. Net charge offs during 1997 totaled $1.7 million, virtually unchanged from the prior year amount. As a percent of average loans, 1997 net charge offs amounted to 0.27% as compared to 0.32% for 1996. A key indicator of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming assets which amounted to 228.37% at December 31, 1997, as compared to 268.13% at December 31, 1996. Nonperforming assets at December 31, 1997, totaled $4.5 million as compared to $3.5 million the prior year-end. As a percent of loans and foreclosed assets, nonperforming assets at year-end 1997 amounted to 0.63% as compared to 0.61% at the close of 1996. Management was not aware of any material classified credit not properly disclosed as nonperforming at December 31, 1997.

Table 3 - Loan Loss Experience and Allowance for Loan Losses (000's omitted):


                                                  1997         1996          1995         1994           1993
                                               ---------    ----------    ----------   ----------     ----------
Balance at January 1,                         $    9,441   $     9,194   $     9,206  $     9,198    $     8,476
Allowance established from
  acquisitions                                     1,444           800            83          -              712
                                               ---------    ----------    ----------   ----------     ----------
                                                  10,885         9,994         9,289        9,198          9,188

Loans charged off                                  3,081         2,620         1,019        1,382          2,129
Loans recovered                                    1,370           867           755        2,272          1,628
                                               ---------    ----------    ----------   ----------     ----------
Net (recoveries) charge-offs                       1,711         1,753           264         (890)           501

Provision (credit) for loan losses                 1,114         1,200           169         (882)           511
                                               ---------    ----------    ----------   ----------     ----------
Balance at December 31,                       $   10,288   $     9,441   $     9,194  $     9,206    $     9,198
                                               =========    ==========    ==========   ==========     ==========

Loans at year-end                             $  708,939   $   572,900   $   506,929  $   446,892    $   436,825
Average loans                                    624,071       545,754       465,495      430,774        415,204

Net charge offs (recoveries)/
  average loans                                    0.27%         0.32%         0.06%       (0.21)%         0.12%
Allowance for loan losses/
  year-end loans                                   1.45          1.65          1.81         2.06           2.11
Allowance for loan losses/
  nonperforming assets                           228.37        268.13        444.15       406.45         165.94


Table 4 - Nonperforming Assets (000's omitted):

                                                                           At December 31,
                                                     1997         1996          1995          1994          1993
                                                    ------       ------        ------        ------        ------
Nonaccrual loans                                   $ 3,463      $ 2,638       $ 1,184       $ 1,305       $ 3,417
Loans past due 90 days or more                         106           77           181           100           170
Restructured loans                                      -            -             -             -             -
                                                    ------       ------        ------        ------        ------
  Nonperforming loans                                3,569        2,715         1,365         1,405         3,587
Foreclosed assets                                      936          806           705           860         1,956
                                                    ------       ------        ------        ------        ------
  Total nonperforming assets                       $ 4,505      $ 3,521       $ 2,070       $ 2,265       $ 5,543
                                                    ======       ======        ======        ======        ======

As a % of loans and
  foreclosed assets                                   0.63%        0.61%         0.41%         0.51%         1.26%




Noninterest Income

Noninterest income for 1997 totaled $18.6 million, an increase of $2.8 million, or 17.7%, over the prior year. Approximately $735 thousand of the increase came from 1997 acquisitions. Trust fees were up $436 thousand, or 12.3%, and resulted from an $85 million, or 14.0% increase in trust assets during 1997. Service fees on deposit accounts increased $1.9 million, or 23.4%, and reflect growth in the number of accounts and volume of transactions. ATM fees in 1997 were up $252 thousand and reflect growth in the number of cardholders and volume of transactions. Table 5 provides detail of other categories of noninterest income.

Total noninterest income for 1996 amounted to $15.8 million as compared to $15.0 million in 1995. As shown in Table 5, trust fees and service fees on deposit accounts were up $388 thousand and $1.8 million, respectively. Also in 1996, gains on sale of foreclosed assets decreased $2.0 million and interest on loan recoveries increased $284 thousand.

Table 5 - Noninterest Income (000's omitted):

                                                             Increase                       Increase
                                                1997        (Decrease)         1996        (Decrease)        1995
                                              -------        --------        -------         -------        -------
Trust fees                                   $  3,988        $    436       $  3,552        $    388       $  3,164
Service fees on deposit accounts               10,057           1,908          8,149           1,769          6,380
Gain on sale of repossessed assets                 39             (86)           125          (1,957)         2,082
Other:
  Interest on loan recoveries                      99            (215)           314             284             30
  Mastercard fees                                 844              92            752             114            638
  Real estate mortgage fees                       682             114            568             131            437
  Brokerage commissions                           263              62            201            (199)           400
  Safe deposit rental fees                        336              83            253             (18)           271
  ATM fees                                        705             252            453             176            277
  Exchange fees                                   292              (6)           298              31            267
  Miscellaneous income                          1,317             140          1,177              93          1,084
                                              -------         -------        -------         -------        -------
                                                4,538             522          4,016             612          3,404
                                              -------         -------        -------         -------        -------
    Total Noninterest Income                 $ 18,622        $  2,780       $ 15,842        $    812       $ 15,030
                                              =======         =======        =======         =======        =======




Noninterest Expense

Total noninterest expense for 1997 amounted to $43.8 million, an increase of $6.2 million, or 16.6%, over the prior year. Excluding approximately $2.5 million which resulted from acquisitions, 1997 noninterest expense was up 9.9%. An important measure in determining effectiveness in managing noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Excluding gains on sale of foreclosed assets, the Company's efficiency ratios were 57.82%, 56.38% and 58.69% in 1997, 1996 and 1995, respectively.

Salaries and employee benefits for 1997 totaled $22.4 million, up $2.6 million, or 9.2%, over the prior year. Approximately $1.4 million of the increase related to 1997 acquisitions. On a combined basis, 1997 net occupancy and equipment expense was up $992 thousand with depreciation and property taxes being the significant factors contributing to the increase. Table 6 presents major categories of other noninterest expense.

Noninterest expense in 1996 amounted to $37.6 million, which was up $3.2 million. Approximately $2.7 million of the increase related to a purchase acquisition finalized in January of 1996. Occupancy expense in 1996 was up $557 thousand with the increase resulting primarily from acquisitions and the opening of a new bank building in Stephenville. FDIC expense in 1996 decreased $1.0 million due to the insurance fund reaching its target level.

Table 6 - Noninterest Expense (000's omitted):

                                                                  Increase                    Increase
                                                     1997        (Decrease)      1996        (Decrease)      1995
                                                    -------         ------      -------         ------      -------
Salaries                                           $ 17,397        $ 2,075     $ 15,322        $ 1,675     $ 13,647
Payroll taxes                                         1,314            150        1,164            132        1,032
Profit sharing                                        1,813            103        1,710            321        1,389
Medical and other benefits                            1,925            256        1,669            238        1,431
                                                    -------         ------      -------         ------      -------
                                                     22,449          2,584       19,865          2,366       17,499

Net occupancy expense                                 3,568            402        3,166            557        2,609
Equipment expense                                     3,526            591        2,935            393        2,542
Printing, stationary, and supplies                    1,080             63        1,017             59          958
FDIC insurance expense                                  142            125           17         (1,037)       1,054

Other:
  Data processing and operations fees                 1,039            328          711              6          705
  Postage                                             1,016            119          897            121          776
  Advertising                                           993            116          877              5          872
  Correspondent bank service charges                    947             80          867            (24)         891
  Legal and accounting fees                             772            218          554            (45)         599
  Credit card fees                                      720             86          634            180          454
  Goodwill amortization                                 707            306          401            325           76
  ATM expense                                           671            146          525             88          437
  Telephone                                             596            202          394             62          332
  Public relations and business development             573            115          458            112          346
  Directors' fees                                       527            121          406            (27)         433
  Other professional and service fees                   363             91          272           (100)         372
  Franchise tax                                         350             85          265            (46)         311
  Dues and subscriptions                                316             26          290             21          269
  Courier                                               306             38          268             20          248
  Other miscellaneous                                 3,141            390        2,751            134        2,617
                                                    -------         ------      -------         ------      -------
                                                     13,037          2,467       10,570            832        9,738
                                                    -------         ------      -------         ------      -------
Total Noninterest Expense                          $ 43,802        $ 6,232     $ 37,570        $ 3,170     $ 34,400
                                                    =======         ======      =======         ======      =======


Income Taxes

Income tax expense for 1997 totaled $10.1 million as compared to $9.4 million for 1996 and $8.7 million for 1995. The Company's effective tax rates on pretax income were 33.4%, 33.1% and 33.7%, respectively, for the years 1997, 1996 and 1995.

At December 31, 1997 and 1996, the Company had net deferred tax assets of $1.2 million and $1.4 million, respectively. The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 1997 and 1996, are provided in Note 7 to the Consolidated Financial Statements. The most significant assumption relied upon by management in concluding that it is more likely than not that the deferred tax assets, net of the recorded valuation allowance, will be realized in the future is the recent history of taxable income generated by the Company and the subsidiary bank to which the net operating loss carryforward relates. On a consolidated basis, taxable income amounted to approximately $28.8 million, $26.5 million, and $22.6 million in the years ended December 31, 1997, 1996 and 1995, respectively.

The use of the net operating loss carryforward is conditioned upon taxable income generated by the subsidiary bank. The net operating loss carryforward was acquired in the purchase of the stock of the subsidiary bank, and under applicable Internal Revenue Service regulations regarding change of control, their usage is limited to a predetermined amount in each future period. The net operating loss carryforward approximates $1.4 million at December 31, 1997, with a usage limitation of $340 thousand per year. The net operating loss carryforward expires in the years 2001 through 2005. Taxable income generated by the subsidiary bank before the net operating loss carryforward amounted to approximately $1.6 million, $1.9 million, and $1.4 million in the years ended December 31, 1997, 1996 and 1995, respectively.

The valuation allowance was established because full utilization of the net operating loss carryforward is dependent on future taxable income in years where the Company is unable to determine that it is more likely than not that taxable income of the subsidiary bank will be available prior to expiration.

Investment Securities

At December 31, 1997, the investment securities portfolio totaled $582.6 million as compared to $511.8 million the prior year end. At December 31, 1997, securities with an amortized cost of $411.9 million were classified as securities held-to-maturity and securities with a market value of $170.7 million were classified as securities available-for-sale. The portfolio is comprised primarily of U. S. Treasury and U.S. Government corporations and agencies securities with relative short maturities. The Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment securities at year-end 1997 included structured notes with an amortized cost of $11.7 million and an approximate market value of $11.6 million. Note 2 to the Consolidated Financial Statements provides detail disclosures relating to the maturities and estimated fair values of the investment portfolio at December 31, 1997 and 1996.

Loans

Total loans at December 31, 1997, amounted to $708.9 million, up $136 million, or 23.7%, from year-end 1996. Internal loan growth amounted to $49 million, or 8.5%, and acquisitions accounted for the remaining $87 million of growth. When compared to the prior year-end totals, consumer loans and commercial loans show increases of $56 million and $46 million, respectively. As shown in Table 7 below, the composition, or percent of total loans each classification represents, was relatively unchanged from year to year. The loan portfolio is comprised of loans made to businesses, individuals, and farm and ranch operations located in the primary trade areas served by the Company's subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in fixed rate mortgage loans.

Table 7 - Composition of Loans (000's omitted):


                                                                  December 31, 1997           December 31, 1996
                                                                Amount    % of Total        Amount    % of Total
                                                               --------    ----------      --------     --------
Commercial, financial, and agricultural                       $ 281,013         39.64%    $ 234,625        40.95%
Real estate - construction                                       31,494          4.44        22,106         3.86
Real estate - mortgage                                          159,305         22.47       135,182        23.60
Consumer                                                        237,127         33.45       180,987        31.59
                                                               --------    ----------      --------     --------
                                                              $ 708,939        100.00%    $ 572,900       100.00%
                                                               ========    ==========      ========     ========


Deposits

Deposits held by subsidiary banks represent the Company's primary source of funding. Substantially all of the deposits are considered core deposits, that is, deposits that are not subject to material fluctuations from customer withdrawal related to market rate changes. At December 31, 1997, total deposits amounted to $1.4 billion, an increase of $291 million, or 25.9%, over the 1996 year-end total. Approximately $200 million of the growth resulted from 1997 acquisitions. Table 8 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100 thousand or more.

Table 8 - Composition  of  Deposits  and  Remaining  Maturity of Time
                Deposits of $100,000 or more (000's omitted):


                                                          1997                  1996                  1995
                                                  -------------------   -------------------     -----------------
                                                    Average   Average     Average   Average      Average  Average
                                                    Balance    Rate       Balance    Rate        Balance   Rate
                                                  ----------   ----     ----------   ----       --------   ----
Noninterest-bearing deposits                     $   250,458     -     $   213,757     -       $ 197,412     -
Interest-bearing deposits
     Interest-bearing checking                       194,772   1.95%       187,912   1.98%       179,731   2.14%
     Savings and money market accounts               295,195   3.57        232,579   3.29        182,401   2.98
     Time deposits under $100,000                    337,790   5.26        310,265   5.19        272,062   5.16
     Time deposits of $100,000 or more               132,300   5.45        117,645   5.29        116,296   5.24
                                                  ----------            ----------              --------
     Total interest-bearing deposits                 960,057   4.10        848,401   3.97        750,490   3.92
                                                  ----------            ----------              --------
Total deposits                                   $ 1,210,515           $ 1,062,158             $ 947,902
                                                  ==========            ==========              ========


Remaining Maturity of Time Deposits of $100,000 or More


                                                                     December 31, 1997
                                                                     -----------------
Under three months                                                      $   59,826
Over three through six months                                               35,553
Over six through twelve months                                              33,655
Over twelve months                                                          20,453
                                                                          --------
     Total Time Deposits of $100,000 or More                             $ 149,487
                                                                          ========



Capital

At December 31, 1997, total shareholders' equity was $148.2 million, or 9.42% of total assets, compared to $131.2 million, or 10.39% of total assets, at December 31, 1996. During 1997, total shareholders' equity averaged $140.1 million, or 10.27% of average assets, compared to the 1996 average of $123.7 million, or 10.34% of average assets.

Banking system regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders' equity less intangibles by quarter-to-date average assets less intangibles. Regulatory minimums for risk-based and leverage ratios are 8.00% and 3.00%, respectively. At December 31, 1997, the Company's total risk-based and leverage ratios were 15.96% and 8.34%, respectively, as compared to a total risk-based ratio of 20.15% and a leverage ratio of 10.40% at the end of 1996. Lower ratios at the close of 1997 reflect the Company's asset growth and additional goodwill resulting from the 1997 purchase and assumption transaction.

Interest Rate Risk

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance sheet financial instruments to manage interest rate risk.

Each subsidiary bank has an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. Table 9 sets forth the interest rate sensitivity of the Company's assets and liabilities as of December 31, 1997, and sets forth the repricing dates of the Company's interest-earning assets and interest-bearing liabilities as of that date, as well as the Company's interest rate sensitivity gap percentages for the periods presented. The table is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company's net interest income.

Table 9 - Interest Sensitivity Analysis (000's omitted):

                                                                                                                           12-31-97
                                                                                                                          Estimated
                                1998         1999         2000         2001         2002       Beyond         Total       Fair Value
                              --------     --------     --------     --------     --------    --------     ----------     ----------
Loans
   Fixed rate loans          $ 165,572    $  68,725    $  69,436    $  71,619    $  71,979   $  28,768    $   476,099    $   477,762
     Average interest rate        9.60%       10.02%       10.07%        9.75%        9.67%       9.08%          9.73%
   Adjustable rate loans       232,840          -            -            -            -           -          232,840        232,840
     Average interest rate        9.38          -            -            -            -           -             9.38
Investment securities
   Fixed rate securities       214,678       98,006       83,182       69,913       52,459      64,317        582,555        584,858
     Average interest rate        5.99         6.06         6.27         6.35         6.55        6.93           6.24
Other earning assets
   Adjustable rate other       114,885          -            -            -            -           -          114,885        114,885
     Average interest rate        5.40          -            -            -            -           -             5.40            -
                              --------     --------     --------     --------     --------    --------     ----------     ----------
Total financial assets       $ 727,975    $ 166,731    $ 152,618    $ 141,532    $ 124,438   $  93,085    $ 1,406,379    $ 1,410,345
   Average interest rate          7.80%        7.69%        8.00%        8.07%        8.35%       7.59%          7.87%

Deposits
   Fixed rate deposits       $ 406,789    $  59,392    $  23,562    $   7,141    $   3,679   $      49    $   500,612    $   501,262
     Average interest rate        5.23%        5.79%        6.38%        5.74%        5.74%       5.11%          5.36%
   Adjustable rate deposits    600,794          -            -            -            -           -          600,794        600,794
     Average interest rate        2.92          -            -            -            -           -             2.92
Note payable
  Floating rate note payable     4,700          -            -            -            -           -            4,700          4,700
     Average interest rate        6.80          -            -            -            -           -             6.80            -
                              --------     --------     --------     --------     --------    --------     ----------     ----------

Total financial liabilities $1,012,283    $  59,392    $  23,562    $   7,141    $   3,679   $      49    $ 1,106,106    $ 1,106,756
   Average interest rate          3.86%        5.79%        6.38%        5.74%        5.74%       5.11%          4.04%

Interest sensitivity gap    $ (284,308)   $ 107,339    $ 129,056    $ 134,391    $ 120,759   $  93,036    $   300,273
Cumulative interest
  sensitivity gap             (284,308)    (176,969)     (47,913)      86,478      207,237     300,273        300,273
Ratio of interest sensitive
 assets to interest
 sensitive liabilities           71.91          -            -            -            -           -
Cumulative ratio of interest
  sensitive assets to
  interest sensitive
  liabilities                    71.91        83.49        95.63       107.84       118.74      127.15
Cumulative interest
  sensitivity gap as a
  percent of earning assets     (20.22)%     (12.58)%      (3.41)%       6.15%       14.74%      21.35%


In the event market interest rates increase 200 basis points, management estimates that the Company's net interest income would likely increase 4.8% when compared to the prior 12-month period. If interest rates decreased 200 basis points, net interest income would likely decrease 5.3% when compared to the prior 12-month period. These are good faith estimates assuming all other factors do not change materially, and, in management's belief, are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Management believes that it is unlikely that such changes would occur in a short time period. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, future results would, in management's belief, be different from the foregoing estimates and such results could be material.

Liquidity

Liquidity is the ability of the Company to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, Federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources which include core depositors and correspondent banks that maintain accounts with and sell Federal funds to subsidiary banks of the Company. Given the strong core deposit base and relatively low loan deposit ratios maintained at the subsidiary banks, Management considers the current liquidity position to be adequate.

Parent Company Funding Sources and Dividends

The Company's ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on parent company only earnings, cash reserves and funds derived from its subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. It is anticipated that the Company's recurring cash sources will continue to include dividends and management fees from subsidiaries. At December 31, 1997, approximately $9.7 million was available for the payment of intercompany dividends by the subsidiary banks without the prior approval of regulatory agencies. Also at December 31, 1997, the Company had $5.3 million available under a line of credit with an unaffiliated financial institution. The Company does not anticipate any significant change in its policy for cash dividends, which have amounted to 41.2%, 40.3%, and 35.6% of net earnings, respectively, in 1997, 1996 and 1995.

Year 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations. The Company has assessed financial and operational systems and developed plans to address systems modifications. The Company is also communicating with others with which it conducts business to help identify and resolve the year 2000 issue. The total cost associated with the required modifications is not expected to be material to the Company's consolidated results of operations and financial position and is being expensed as incurred.

QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars in thousands, except per share data)


                                                                                    1997
                                                                    4th         3rd        2nd         1st
                                                                ---------   ---------  ---------   ---------
Summary Income Statement Information:
   Interest income                                             $   26,425  $   23,789 $   23,147  $   22,523
   Interest expense                                                11,336       9,747      9,339       9,039
                                                                ---------   ---------  ---------   ---------
   Net interest income                                             15,089      14,042     13,808      13,484
   Provision for loan losses                                          428         252        191         243
                                                                ---------   ---------  ---------   ---------
   Net interest income after provision for loan losses             14,661      13,790     13,617      13,241
   Noninterest income                                               4,846       4,803      4,566       4,407
   Noninterest expense                                             11,956      10,952     10,594      10,300
                                                                ---------   ---------  ---------   ---------
   Income before income taxes                                       7,551       7,641      7,589       7,348
   Provision (benefit) for income taxes                             2,535       2,530      2,540       2,461
                                                                ---------   ---------  ---------   ---------
   Net income                                                  $    5,016  $    5,111 $    5,049  $    4,887
                                                                =========   =========  =========   =========

Per Share Data (1):
   Net income per share                                        $     0.58  $     0.59 $     0.59  $     0.57
   Cash dividends declared                                           0.25        0.25       0.25        0.22
   Book value at period-end                                         17.13       16.79      16.42       16.04
   Closing sales price                                              42.88       45.50      38.75       31.25

   Sales price:
     High                                                           45.50       45.50      39.50       32.50
     Low                                                            38.50       36.00      29.25       30.20



                                                                                    1996
                                                                    4th         3rd        2nd         1st
                                                                ---------   ---------  ---------   ---------
Summary Income Statement Information:
   Interest income                                             $   21,463  $   21,046 $   20,687  $   20,980
   Interest expense                                                 8,601       8,429      8,275       8,426
                                                                ---------   ---------  ---------   ---------
   Net interest income                                             12,862      12,617     12,412      12,554
   Provision for loan losses                                          237          80        365         518
                                                                ---------   ---------  ---------   ---------
   Net interest income after provision for loan losses             12,625      12,537     12,047      12,036
   Noninterest income                                               4,034       4,064      4,039       3,705
   Noninterest expense                                              9,631       9,624      9,327       8,988
                                                                ---------   ---------  ---------   ---------
   Income before income taxes                                       7,028       6,977      6,759       6,753
   Provision (benefit) for income taxes                             2,400       2,375      2,311       2,309
                                                                ---------   ---------  ---------   ---------
   Net income                                                  $    4,628  $    4,602 $    4,448  $    4,444
                                                                =========   =========  =========   =========

Per Share Data (1):
   Net income per share                                        $     0.55  $     0.55 $     0.53  $     0.53
   Cash dividends declared                                           0.22        0.22       0.22        0.21
   Book value at period-end                                         15.62       15.28      14.96       14.69
   Closing sales price                                              32.00       27.75      29.50       22.75

   Sales price:
     High                                                           32.13       30.00      30.38       24.00
     Low                                                            27.50       20.13      22.75       20.75



(1)  Historical amounts adjusted for 25% stock dividend on June 1, 1997.


Item 8.    Financial Statements and Supplementary Data

           The  independent   auditors'  report,   and  consolidated   financial
statements of Bankshares at December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, are provided on pages 26 through 48. Also included is management's report on responsibility for these financial statements.

                        FIRST FINANCIAL BANKSHARES, INC.
                               MANAGEMENT'S REPORT
                 ON RESPONSIBILITY FOR THE FINANCIAL STATEMENTS

Management of First Financial Bankshares, Inc., is responsible for the preparation, integrity, and fair presentation of its annual financial statements as of December 31, 1997 and 1996, and for the three years in the period ended December 31, 1997. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by Management. Management has also prepared the other information included in this Annual Report and is responsible for its accuracy and consistency with the financial statements.

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



Kenneth T. Murphy                                    Curtis R. Harvey
Chairman of the Board, President                     Executive Vice President
and Chief Executive Officer                          and Chief Financial Officer



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Financial Bankshares, Inc.:

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation), and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bankshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        Arthur Andersen LLP

Dallas, Texas,
    January 14, 1998

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1997 AND 1996


              ASSETS                                                             1997                1996
              ------                                                        ---------------    ---------------

CASH AND DUE FROM BANKS                                                    $     88,795,827   $     71,677,154

FEDERAL FUNDS SOLD                                                              114,485,839         54,306,156
                                                                            ---------------    ---------------

                         Total cash and cash equivalents                         203,281,666       125,983,310

INTEREST-BEARING DEPOSITS IN BANKS                                                   398,671           888,494

INVESTMENT IN SECURITIES:
      Securities held-to-maturity (market value of $414,160,027
          in 1997 and $466,805,918 in 1996)                                      411,857,644       466,623,769
      Securities available-for-sale, at market value                             170,697,516        45,164,802

LOANS                                                                            708,938,702       572,900,206
      Less- Allowance for loan losses                                             10,288,200         9,441,466
                                                                            ----------------   ---------------
              Net loans                                                          698,650,502       563,458,740

BANK PREMISES AND EQUIPMENT, net                                                  41,501,074        34,454,587

GOODWILL, net                                                                     23,054,329         5,585,922

OTHER ASSETS                                                                      24,067,522        19,881,425
                                                                            ----------------   ---------------

              Total assets                                                 $   1,573,508,924  $  1,262,041,049
                                                                            ================   ===============

      LIABILITIES AND SHAREHOLDERS' EQUITY

NONINTEREST-BEARING DEPOSITS                                               $     311,318,296  $    246,571,720

INTEREST-BEARING DEPOSITS                                                      1,101,405,525       875,309,732
                                                                            ----------------   ---------------

              Total deposits                                                   1,412,723,821     1,121,881,452

DIVIDENDS PAYABLE                                                                  2,162,899         1,881,288

NOTE PAYABLE                                                                       4,700,000              -

OTHER LIABILITIES                                                                  5,695,741         7,117,463
                                                                            ----------------   ---------------

              Total liabilities                                                1,425,282,461     1,130,880,203

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Common  stock, $10 par value;  authorized  10,000,000  shares;
      issued and outstanding 8,651,595 and 6,718,886 shares
      in 1997 and 1996, respectively                                              86,515,950        67,188,860
      Capital surplus                                                             36,350,673        36,874,707
      Retained earnings                                                           24,996,973        27,363,902
      Unrealized gain (loss) on investment in securities
              available-for-sale, net                                                362,867          (266,623)
                                                                            ----------------   ---------------

              Total shareholders' equity                                         148,226,463       131,160,846
                                                                            ----------------   ---------------

              Total liabilities and shareholders' equity                   $   1,573,508,924  $  1,262,041,049
                                                                            ================   ===============


The  accompanying   notes  are  an  integral  part  of  these
consolidated statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                      1997              1996            1995
                                                                   -----------       -----------     -----------
INTEREST INCOME:
    Interest and fees on loans                                    $ 59,308,993      $ 52,283,782    $ 45,814,586
    Interest on investment in securities-
        Taxable                                                     31,320,395        28,877,437      25,939,349
        Exempt from federal income tax                               1,699,442         1,005,713         847,319
    Interest on federal funds sold and interest-bearing
        deposits in banks                                            3,555,635         2,009,414       2,056,232
                                                                   -----------       -----------     -----------

                                                                    95,884,465        84,176,346      74,657,486
                                                                   -----------       -----------     -----------

INTEREST EXPENSE:
    Interest on time deposits                                       39,339,601        33,689,145      29,410,762
    Other                                                              121,249            42,206          37,363
                                                                   -----------       -----------     -----------

                                                                    39,460,850        33,731,351      29,448,125
                                                                   -----------       -----------     -----------

                  Net interest income                               56,423,615        50,444,995      45,209,361

PROVISION FOR LOAN LOSSES                                            1,114,000         1,200,000         168,500
                                                                   -----------       -----------     -----------

                  Net interest income after provision for
                    loan losses                                     55,309,615        49,244,995      45,040,861
                                                                   -----------       -----------     -----------

NONINTEREST INCOME:
    Trust department income                                          3,988,309         3,552,331       3,164,482
    Service fees on deposit accounts                                10,056,506         8,149,244       6,380,471
    Gain on sale of foreclosed assets                                   38,723           125,314       2,082,383
    Other                                                            4,538,419         4,015,168       3,402,931
                                                                   -----------       -----------     -----------

                                                                    18,621,957        15,842,057      15,030,267
                                                                   -----------       -----------     -----------
NONINTEREST EXPENSE:
    Salaries and employee benefits                                  22,449,465        19,865,394      17,498,591
    Net occupancy expense                                            3,567,506         3,165,503       2,609,140
    Equipment expense                                                3,526,464         2,935,525       2,541,790
    Printing, stationery, and supplies                               1,079,651         1,016,531         958,340
    FDIC assessments                                                   141,557            16,504       1,053,504
    Other expenses                                                  13,037,358        10,570,266       9,738,433
                                                                   -----------       -----------     -----------

                                                                    43,802,001        37,569,723      34,399,798
                                                                   -----------       -----------     -----------

EARNINGS BEFORE INCOME TAXES                                        30,129,571        27,517,329      25,671,330

INCOME TAX EXPENSE                                                  10,066,466         9,395,078       8,655,717
                                                                   -----------       -----------     -----------

NET EARNINGS                                                      $ 20,063,105      $ 18,122,251    $ 17,015,613
                                                                   ===========       ===========     ===========

NET EARNINGS PER SHARE                                            $       2.33      $       2.17    $       2.04
                                                                   ===========       ===========     ===========

NET EARNINGS PER SHARE,
 ASSUMING DILUTION                                                $       2.31      $       2.15    $       2.02
                                                                   ===========       ===========     ===========

The  accompanying   notes  are  an  integral  part  of  these
consolidated statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                                                     Unrealized
                                                                                                     Gain (Loss)
                                                                                                    On Investment
                                                                                                    in Securities
                                                 Common Stock            Capital       Retained     Available-For
                                               Shares      Amount        Surplus        Earnings      Sale, Net
                                            ----------  -----------    -----------    -----------    -----------
BALANCE, December 31, 1994                   5,321,191 $ 53,211,910   $ 36,863,701   $ 18,964,400   $   (739,628)

    Net earnings                                  -           -               -        17,015,613           -

    Stock issuances                             18,002      180,020          6,903           -              -

    Cash dividends declared,
      $0.78 per share                             -            -              -        (6,062,575)          -

    Change in unrealized gain (loss) on
     investment in securities available-
     for-sale, net                                -            -              -              -           587,467
                                            ----------  -----------    -----------    -----------    -----------

BALANCE, December 31, 1995                   5,339,193   53,391,930     36,870,604     29,917,438       (152,161)

    Net earnings                                  -            -              -        18,122,251           -

    Stock issuances                             42,791      427,910          4,103           -              -

    Cash dividends declared,
      $0.87 per share                             -            -              -        (7,306,767)          -

    Stock split, effected in the form
      of a dividend                          1,336,902   13,369,020           -       (13,369,020)          -

    Change in unrealized gain
     (loss) on investment in
     securities available-for-sale, net           -            -              -              -          (114,462)
                                            ----------  -----------    -----------    -----------    -----------

BALANCE, December 31, 1996                   6,718,886   67,188,860     36,874,707     27,363,902       (266,623)

    Adjustments for pooling of interests       216,442    2,164,420       (521,224)     2,658,712         (4,283)
                                            ----------  -----------    -----------    -----------    -----------

BALANCE, January 1, 1997                     6,935,328   69,353,280     36,353,483     30,022,614       (270,906)

    Net earnings                                  -            -              -        20,063,105           -

    Stock issuances                             34,873      348,730         (2,810)          -              -

    Cash dividends declared,
     $0.97 per share                              -            -              -        (8,274,806)          -

    Stock split, effected in the
     form of a dividend                      1,681,394   16,813,940           -       (16,813,940)          -

    Change in unrealized gain
     (loss) on investment in
     securities available-for-sale, net           -            -              -              -           633,773
                                            ----------  -----------    -----------    -----------    -----------

BALANCE, December 31, 1997                   8,651,595 $ 86,515,950   $ 36,350,673   $ 24,996,973   $    362,867
                                            ==========  ===========    ===========    ===========    ===========


The  accompanying   notes  are  an  integral  part  of  these
consolidated statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                                                        1997             1996             1995
                                                                   ------------     ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                  $   20,063,105   $   18,122,251    $  17,015,613
   Adjustments to reconcile net earnings to net cash
     provided by operating activities-
       Depreciation and amortization                                  4,622,748        3,656,912        3,011,510
       Provision for loan losses                                      1,114,000        1,200,000          168,500
       Premium amortization, net of discount accretion                  998,159        2,377,741        2,506,343
       Loss on sale of securities                                       -                -                 57,094
       Gain on sale of foreclosed assets                                (38,723)        (125,314)      (2,082,383)
       Deferred federal income tax (benefit) expense                   (109,602)         263,153          322,363
       (Increase) decrease in other assets                           (1,960,333)         655,735       (1,539,477)
       (Decrease) increase in other liabilities                      (3,360,738)         (52,942)         714,888
                                                                   ------------     ------------      -----------

              Total adjustments                                       1,265,511        7,975,285        3,158,838
                                                                   ------------     ------------      -----------

              Net cash provided by operating activities              21,328,616       26,097,536       20,174,451
                                                                   ------------     ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in interest-bearing deposits in banks        589,823        1,183,531         (291,025)
   Cash and cash equivalents received through purchase of
     assets and liabilities, net of cash paid                        70,702,534          -                -
   Acquisitions, net of cash and cash equivalents received           10,436,740       (4,554,417)      (1,539,560)
   Proceeds from sales of securities available-for-sale              10,325,207          498,500        5,483,872
   Proceeds from maturities of securities available-for-sale        120,969,599        2,145,980        6,243,610
   Proceeds from maturities of securities held-to-maturity          226,259,277      178,627,778      178,425,110
   Purchase of securities available-for-sale                       (260,197,764)     (23,521,786)      (9,378,654)
   Purchase of securities held-to-maturity                         (157,904,201)    (146,296,061)    (159,327,570)
   Net increase in loans                                            (47,945,272)     (30,849,630)     (55,244,359)
   Capital expenditures                                              (4,743,305)      (3,708,326)      (3,511,472)
   Proceeds from sale of other assets                                   405,476          743,942        2,446,948
                                                                   ------------     ------------      -----------

              Net cash used in investing activities                 (31,101,886)     (25,730,489)     (36,693,100)
                                                                   ------------     ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing deposits                      11,356,497       13,629,435        7,889,216
   Net increase in interest-bearing deposits                         77,272,404       26,478,846       21,234,709
   Net increase (decrease) in other short-term borrowings             6,090,000         (487,938)      (1,096,631)
   Proceeds of stock issuances                                          345,920          432,013          186,923
   Dividends paid                                                    (7,993,195)      (6,980,052)      (6,123,066)
                                                                   ------------     ------------      -----------

              Net cash provided by financing activities              87,071,626       33,072,304       22,091,151
                                                                   ------------     ------------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            77,298,356       33,439,351        5,572,502

CASH AND CASH EQUIVALENTS, beginning of year                        125,983,310       92,543,959       86,971,457
                                                                   ------------     ------------      -----------

CASH AND CASH EQUIVALENTS, end of year                            $ 203,281,666    $ 125,983,310     $ 92,543,959
                                                                   ============     ============      ===========


The  accompanying   notes  are  an  integral  part  of  these
consolidated statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) ("Bankshares") is a multi-bank holding company which owns (through its wholly-owned Delaware subsidiary) all of the capital stock of nine banks located in Texas as of December 31, 1997. Those subsidiary banks are First National Bank of Abilene; Hereford State Bank; First National Bank, Sweetwater; Eastland National Bank; First National Bank in Cleburne; Stephenville Bank & Trust Co.; San Angelo National Bank; Weatherford National Bank; and Texas National Bank, Southlake. Each subsidiary bank's primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located.

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

Investment In Securities

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on their intent. Securities classified as held-to-maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities classified as available-for-sale are recorded at fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported in a separate component of shareholders' equity. Securities classified as trading are recorded at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 1997, 1996, or 1995.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Unearned income on installment loans is recognized in income over the terms of the loans in decreasing amounts using a method which approximates the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectability of the principal is unlikely.

The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectable based upon management's review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

The Company has adopted a policy which requires measurement of an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments will be measured based on the present value of expected future cash flows or the loan's observable market price. At December 31, 1997 and 1996, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.

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

Accounting Standard to be Adopted

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued. This statement establishes standards for reporting and display of comprehensive income and its components in financial statements for fiscal years beginning after December 15, 1997. Comprehensive income is the total of net income and all other nonowner changes in equity. The only component of comprehensive income the Company currently would be required to report is unrealized holding gains or losses on available-for-sale securities. The Company plans to adopt SFAS 130 during the first quarter of 1998.

Per Share Data

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) was issued. Under SFAS 128, net earnings per share ("EPS") are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. SFAS 128 replaces fully diluted EPS, which the Company was not previously required to report, with EPS, assuming dilution ("dilutive EPS"). The Company calculates dilutive EPS assuming all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the period. The Company adopted SFAS 128 effective December 31, 1997. All prior period EPS data have been restated. The effect of this accounting change on previously reported EPS data is not significant. The following table reconciles the computation of net EPS to dilutive EPS:


                                                                     Net                          Per Share
                                                                   Earnings          Shares         Amount
                                                                  -----------      ----------      ---------
For the year ended December 31, 1997:
     Net earnings per share                                      $ 20,063,105       8,630,727     $     2.33
                                                                                                   =========
     Effect of stock options                                          -                60,308
                                                                  -----------      ----------
     Net earnings per share, assuming dilution                   $ 20,063,105       8,691,035     $     2.31
                                                                  ===========      ==========      =========

For the year ended December 31, 1996:
     Net earnings per share                                      $ 18,122,251       8,366,021     $     2.17
                                                                                                   =========
     Effect of stock options                                          -                82,329
                                                                  -----------      ----------
     Net earnings per share, assuming dilution                   $ 18,122,251       8,448,350     $     2.15
                                                                  ===========      ==========      =========

For the year ended December 31, 1995:
     Net earnings per share                                      $ 17,015,613       8,329,694     $     2.04
                                                                                                   =========
     Effect of stock options                                          -               105,249
                                                                  -----------      ----------
     Net earnings per share, assuming dilution                   $ 17,015,613       8,434,943     $     2.02
                                                                  ===========      ==========      =========



Earnings and dividends per share have been retroactively adjusted for the effect of stock dividends and splits.

Reclassifications

Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

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

2.   CASH AND INVESTMENT IN SECURITIES:

Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. During 1997 and 1996, such average balances totaled approximately $14,170,000 and $12,573,000, respectively.

The amortized cost, estimated market values, and gross unrealized gains and losses of the Company's investment in securities as of December 31, 1997 and 1996, are as follows:


                                                                          December 31, 1997
                                                                          -----------------
                                                                       Gross             Gross
                                                  Amortized          Unrealized        Unrealized       Estimated
                                                 Cost Basis        Holding Gains     Holding Losses     Fair Value
                                                 ------------       ----------         ---------       ------------
Securities held-to-maturity:
     U.S. Treasury securities and
        obligations of U.S.
        government corporations
        and agencies                            $ 319,229,372      $ 2,044,473        $ (407,004)     $ 320,866,841

     Obligations of states and
        political subdivisions                     34,456,155          525,072            (5,326)        34,975,901

     Mortgage-backed securities                    47,213,996          254,000          (158,867)        47,309,129

     Other securities                              10,958,121           54,108            (4,073)        11,008,156
                                                 ------------       ----------         ---------       ------------

     Total investment in debt
        securities held-to-maturity             $ 411,857,644      $ 2,877,653        $ (575,270)     $ 414,160,027
                                                 ============       ==========         =========       ============



                                                                          December 31, 1997
                                                                          -----------------
                                                                       Gross             Gross
                                                  Amortized          Unrealized        Unrealized       Estimated
                                                 Cost Basis        Holding Gains     Holding Losses     Fair Value
                                                 ------------       ----------         ---------       ------------
Securities available-for-sale:
     U.S. Treasury securities and
        obligations of U.S.
        government corporations
        and agencies                            $ 134,296,093      $   468,787        $ (273,395)     $ 134,491,485

     Obligations of states and
        political subdivisions                      8,168,069          242,438            (2,716)         8,407,791

     Mortgage-backed securities                    25,100,283          181,682           (58,522)        25,223,443
                                                 ------------       ----------         ---------       ------------

     Total investment in debt
         securities available-for-sale            167,564,445          892,907          (334,633)       168,122,719

     Other securities                               2,574,805            -                    (8)         2,574,797
                                                 ------------       ----------         ---------       ------------

     Total investment in securities
         available-for-sale                     $ 170,139,250      $   892,907        $ (334,641)     $ 170,697,516
                                                 ============       ==========         =========       ============



                                                                          December 31, 1996
                                                                          -----------------
                                                                       Gross             Gross
                                                  Amortized          Unrealized        Unrealized       Estimated
                                                 Cost Basis        Holding Gains     Holding Losses     Fair Value
                                                 ------------       ----------         ---------       ------------
Securities held-to-maturity:
         U.S. Treasury securities and
                  obligations of U.S.
                  government corporations
                  and agencies                  $ 364,232,131      $ 1,855,238        $ (1,162,105)   $ 364,925,264

         Obligations of states and
                  political subdivisions           25,797,738          153,308            (126,129)      25,824,917

         Mortgage-backed securities                62,509,135          142,377            (741,763)      61,909,749

         Corporate bonds                           10,017,838           71,177             (15,545)      10,073,470

         Other securities                           4,066,927            8,655              (3,064)       4,072,518
                                                 ------------       ----------         -----------     ------------

         Total investment in debt
             securities held-to-maturity        $ 466,623,769      $ 2,230,755        $ (2,048,606)   $ 466,805,918
                                                 ============       ==========         ===========      ===========


                                                                          December 31, 1996
                                                                          -----------------
                                                                       Gross             Gross
                                                  Amortized          Unrealized        Unrealized       Estimated
                                                 Cost Basis        Holding Gains     Holding Losses     Fair Value
                                                 ------------       ----------         ---------       ------------
Securities available for sale:
         U.S. Treasury securities and
                  obligations of U.S.
                  government corporations
                  and agencies                  $  10,276,372      $      -           $    (65,401)   $  10,210,971

         Obligations of states and
                  political divisions               1,299,998             -                 (7,989)       1,292,009

         Mortgage-backed securities                32,091,403          156,958            (338,839)      31,909,522
                                                 ------------       ----------         -----------     ------------

         Total investment in debt
             securities available-for-sale         43,667,773          156,958            (412,229)      43,412,502

         Other securities                           1,752,300             -                   -           1,752,300
                                                 ------------       ----------         -----------     ------------

         Total investment in securities
             available-for-sale                 $  45,420,073      $   156,958        $   (412,229)   $  45,164,802
                                                 ============       ==========         ===========     ============



The Company invests in securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and asset-backed securities. The expected maturities of these securities at December 31, 1997, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 1997 and 1996, the Company did not hold any CMOs that entail higher risks than standard mortgage backed securities. Total investment in debt securities at December 31, 1997 and 1996, included structured notes with an amortized cost basis of $11,726,000 and $16,539,000, respectively, and an estimated fair value of $11,555,000 and $16,185,000, respectively.

The amortized cost and estimated fair value of debt securities held-to-maturity at December 31, 1997, by contractual and expected maturity, are shown below.


                                                                              Amortized         Estimated
                                                                                Cost            Fair Value
                                                                            ------------       ------------
     Due within one year                                                   $ 151,424,431      $ 152,385,406
     Due after one year through five years                                   236,240,829        236,984,252
     Due after five years through ten years                                   18,530,342         19,068,423
     Due after ten years                                                       5,662,042          5,721,945
                                                                            ------------       ------------

          Total debt securities held-to-maturity                           $ 411,857,644      $ 414,160,026
                                                                            ============       ============



The   amortized   cost   and   estimated   fair   value   of   debt   securities
available-for-sale at December 31, 1997, by contractual and expected maturity, are shown below.


                                                                              Amortized          Estimated
                                                                                Cost             Fair Value
                                                                            ------------       ------------
     Due within one year                                                   $  63,386,416      $  63,253,676
     Due after one year through five years                                    67,060,597         67,318,668
     Due after five years through ten years                                   17,306,853         17,436,884
     Due after ten years                                                      19,810,579         20,113,491
                                                                            ------------       ------------

          Total debt securities available-for-sale                         $ 167,564,445      $ 168,122,719
                                                                            ============       ============


Securities, carried at approximately $149,921,000 and $135,814,000 at December 31, 1997 and 1996, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.

During 1997 and 1996, sales from investments in securities that were classified as available-for-sale totaled $10,325,207 and $498,500, respectively. There were no gross realized gains or losses from the 1997 and 1996 sales. Specific identification was used to determine cost in computing the realized gains and losses.

3.       LOANS AND ALLOWANCE FOR LOAN LOSSES:

Major classifications of loans are as follows:


                                                                                     December 31,
                                                                               1997               1996
                                                                           ------------       ------------
     Commercial, financial, and agricultural                              $ 281,013,252      $ 234,625,234
     Real estate - construction                                              31,494,051         22,106,338
     Real estate - mortgage                                                 159,304,837        135,181,766
     Consumer                                                               244,980,304        188,250,260
                                                                           ------------       ------------

                                                                            716,792,444        580,163,598

     Unearned income                                                         (7,853,742)        (7,263,392)
                                                                           ------------       ------------

             Total loans                                                  $ 708,938,702      $ 572,900,206
                                                                           ============       ============


The Company's recorded investment in impaired loans and the related valuation allowance are as follows:


                                                          December 31, 1997            December 31, 1996
                                                      ------------------------      -----------------------
                                                       Recorded     Valuation        Recorded    Valuation
                                                      Investment     Allowance      Investment    Allowance
     Impaired loans-
         Valuation allowance required                $ 4,246,190   $ 1,214,773     $ 3,022,191    $ 956,810
         No valuation allowance required                 -               -               -            -
                                                      ----------    ----------      ----------     --------

          Total at end of year                       $ 4,246,190   $ 1,214,773     $ 3,022,191    $ 956,810
                                                      ==========    ==========      ==========     ========



The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996, was approximately $3,634,000 and $2,418,000, respectively. The Company had approximately $4,505,000 and $3,521,000 in nonperforming assets at December 31, 1997 and 1996, respectively, of which approximately $3,463,000 and $2,638,000 represented recorded investments in impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $230,000 and $366,000 during the years ended December 31, 1997 and 1996, respectively, of which $63,000 and $133,000 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 1997 and 1996, respectively, such income would have approximated $409,000 and $759,000.

The allowance for loan losses as of December 31, 1997 and 1996, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio which are identified below:


                                                                                     1997           1996
                                                                                 -----------     ----------
     Allowance for loan losses provided for-
        Loans specifically evaluated as impaired                               $   1,214,773   $    956,810
        Unidentified impaired loans                                                9,073,427      8,484,656
                                                                                 -----------     ----------

        Total allowance for loan losses                                         $ 10,288,200    $ 9,441,466
                                                                                 ===========     ==========


The allowance for loan losses is maintained at a level considered adequate to provide for estimated probable incurred losses resulting from loans. The allowance is reviewed periodically, and as losses are incurred and the amounts become estimable, they are charged to operations in the periods that they become known.

Changes in the allowance for loan losses are summarized as follows:


                                                                                    December 31,
                                                                     1997              1996             1995
                                                                 -----------       -----------       ----------
         Balance at beginning of year                           $  9,441,466      $  9,193,571      $ 9,205,683
             Add:
             Allowance of acquired banks                           1,443,685           800,432           82,700
             Provision for loan losses                             1,114,000         1,200,000          168,500
             Loan recoveries                                       1,369,823           867,396          755,555

             Deduct:
             Loan charge-offs                                     (3,080,774)       (2,619,933)      (1,018,867)
                                                                 -----------        ----------       ----------

         Balance at end of year                                 $ 10,288,200       $ 9,441,466      $ 9,193,571
                                                                 ===========        ==========       ==========



4.       BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment:


                                                                                            December 31,
                                                                                       1997             1996
                                                                                   -----------     ------------
         Land                                                                     $  7,525,778    $   5,221,529
         Buildings                                                                  40,951,509       36,256,539
         Furniture and equipment                                                    24,776,101       20,252,742
         Leasehold improvements                                                      5,618,689        5,954,699
                                                                                   -----------     ------------

                                                                                    78,872,077       67,685,509

         Accumulated depreciation and amortization                                 (37,371,003)     (33,230,922)
                                                                                   -----------      -----------

                                                                                  $ 41,501,074     $ 34,454,587
                                                                                   ===========      ===========



5.       TIME DEPOSITS:

Time deposits of $100,000 or more totaled approximately $149,487,000 and $116,908,000 at December 31, 1997 and 1996, respectively. Interest expense on these deposits was approximately $7,213,000, $6,222,000, and $6,097,000 during 1997, 1996, and 1995, respectively.

6.       NOTE PAYABLE:

The Company has a line of credit with a non-affiliated bank under which it may borrow up to $10,000,000. The line of credit is unsecured and matures on June 30, 1998. The Company paid no fee to secure the unused line of credit and accordingly has not estimated a fair value of the unused portion of the line of credit at December 31, 1997 or 1996. In September 1997, the Company borrowed $6,200,000 under the line of credit at the London Interbank Offered Rate plus 1.0% (6.8% at December 31, 1997). Interest is payable quarterly beginning December 31, 1997, with principal due in twenty quarterly installments beginning September 30, 1998.

7.       INCOME TAXES:

The Company files a consolidated federal income tax return. Income tax expense (benefit) is comprised of the following:


                                                          Year Ended December 31,
                                                 1997             1996              1995
                                             -----------       ----------        ----------
         Current federal income tax         $ 10,176,068      $ 9,131,925       $ 8,333,354
         Deferred federal income tax            (109,602)         263,153           322,363
                                             -----------       ----------        ----------

                       Income tax expense   $ 10,066,466      $ 9,395,078       $ 8,655,717
                                             ===========       ==========        ==========



The provision for income tax expense (benefit), as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:


                                                    As a Percent of Pretax Earnings
                                                     1997        1996        1995
                                                    ------      ------      ------
         Statutory federal income tax rate          35.0%       35.0%       35.0%
         Reductions in tax rate resulting from
                  interest income exempt from
                  federal income tax                (2.0)%      (1.4)%      (1.2)%
         Other                                       0.4%       (0.5)%      (0.1)%
                                                    ------      ------      ------
         Effective income tax rate                  33.4%       33.1%       33.7%
                                                    ======      ======      ======



The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 1997 and 1996, are as follows:


                                                                                            1997              1996
                                                                                         ----------        ----------
         Deferred Tax Assets-
                  Tax basis of loans in excess of financial statement basis             $ 2,876,081       $ 2,844,622
                  Nondeductible write-downs and adjustments to other
                       real estate owned and repossessed assets                              82,330           147,425
                  Benefits of a subsidiary bank net operating loss
                       carryforward                                                         487,116           605,720
                  Recognized for financial reporting purposes but not
                       for tax purposes-
                            Deferred compensation                                           431,273           274,275
                            Net unrealized loss on investment in securities
                                 available-for-sale                                            -              143,566
                  Other deferred tax assets                                                 412,901           440,775

                                     Total deferred tax assets                          $ 4,289,701       $ 4,456,383
                                                                                         ==========        ==========


                                                                                           1997               1996
                                                                                         ----------        ----------
         Deferred Tax Liabilities-
                  Financial statement basis of fixed assets in excess of
                       tax basis                                                        $ 1,850,623       $ 1,973,700
                  Recognized for financial reporting purposes but not
                       for tax purposes-
                            Accretion on investments                                        316,976           279,791
                            Pension plan contribution                                       528,526           459,231
                            Net unrealized gain on investment in securities
                                 available-for-sale                                         195,387              -
                  Other deferred tax liabilities                                            127,888           183,654

                                          Total deferred tax liabilities                  3,019,400         2,896,376

                  Valuation allowance                                                       (76,877)         (137,232)
                                                                                         ----------        ----------

                                     Net deferred tax asset                             $ 1,193,424       $ 1,422,775
                                                                                         ==========        ==========



At December 31, 1997, the First National Bank in Cleburne ("Cleburne"), a subsidiary bank, had a net operating loss carryforward for federal income tax purposes of approximately $1,392,000. In its consolidated return, subject to certain yearly limitations, the Company can utilize Cleburne's pre-acquisition net operating loss carryforward to offset future consolidated taxable income only to the extent Cleburne has future taxable income. If not used, the net operating loss carryforward expires as follows: $467,000 in 2001, $560,000 in 2002, and $365,000 in 2005.

The  valuation  allowance  was  established  to  recognize  the  uncertainty  of
realization   of  the  benefit   related  to  Cleburne's   net  operating   loss
carryforward. The following summarizes the changes in the allowance account:


                                                                                        1997             1996
                                                                                     ---------         --------
         Valuation allowance at beginning of period                                 $  137,232        $ 255,837
         Reduction in valuation allowance based on
             current period utilization of net operating
             loss carryforward                                                         (60,355)        (118,605)
                                                                                     ---------         --------
         Valuation allowance at end of period                                       $   76,877        $ 137,232
                                                                                     =========         ========

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company is required to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, over 90% of its assets and liabilities are considered financial instruments as defined by generally accepted accounting principles. Many of the Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

Estimated fair values have been determined by the Company using the best available data, as generally provided in the Company's Regulatory Reports, and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1997 and 1996, were as follows:

             Financial instruments actively traded in a secondary market have been valued using quoted available market prices.


                                                           Estimated                          Recorded
                                                             Fair                               Book
                                                             Value                             Balance
                                                     1997              1996             1997              1996
                                                -------------     ------------     -------------     -------------
         Cash and due from banks               $   88,795,827    $  71,677,154    $   88,795,827    $   71,677,154
         Federal funds sold                       114,485,839       54,306,156       114,485,839        54,306,156
         Interest-bearing deposits in banks           398,671          888,494           398,671           888,494
         Investment in securities                 584,857,543      511,970,720       582,555,160       511,788,571


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



                                                           Estimated                          Recorded
                                                             Fair                               Book
                                                             Value                             Balance
                                                     1997             1996              1997              1996
                                                 ------------     ------------      ------------      ------------
      Deposits with stated maturities           $ 501,262,156    $ 413,846,056     $ 500,612,359     $ 413,516,096
      Deposits with no stated maturities          912,111,462      708,365,356       912,111,462       708,365,356
      Net loans                                   700,314,184      566,403,655       698,650,502       563,458,740
      Note payable                                  4,700,000          -               4,700,000           -


Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

The Company's remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required nor has the Company estimated its value. There is no material difference between the notional amount and the estimated fair value of off-balance-sheet unfunded loan commitments which total approximately $164,000,000 and $124,000,000 at December 31, 1997 and 1996, respectively, and are generally priced at market at the time of funding. Letters of credit discussed in Note 10 have an estimated fair value based on fees currently charged for similar agreements. At December 31, 1997 and 1996, fees related to the unexpired term of the letters of credit are not significant.

Reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

9.    COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management's opinion, the Company has adequate legal defenses with respect to these actions, and the resolution of these matters should have no material adverse effects upon the results of operations or financial condition of the Company.

The Company is a lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,341,000, $1,262,000, and $1,268,000 for the years ended December 31, 1997,
1996, and 1995, respectively.

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

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


                                                                                     Contract or
                                                                                   Notional Amount
                                                                                     ------------
         Financial instruments whose contract amounts
             represent credit risk-
                Commitments to extend credit                                        $ 164,000,000
                Standby letters of credit                                               7,900,000


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

11.      CONCENTRATION OF CREDIT RISK:

The Company grants commercial, retail, agriculture, and residential loans to customers primarily in North Central and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the local economic sector.

12.      PENSION AND PROFIT SHARING PLANS:

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

The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1997 and 1996.

                                                                                              December 31,
                                                                                          1997            1996
                                                                                      -----------      -----------
         Actuarial present value of benefit obligations:
             Accumulated benefit obligation, including
                 vested benefits of $6,997,453 and $6,075,131
                 in 1997 and 1996, respectively                                      $  7,251,193     $  6,293,910
                                                                                      ===========      ===========

         Projected benefit obligation for service
             rendered to date                                                        $ (8,279,256)     $(7,292,311)
         Plan assets at fair value, primarily
             corporate bonds and equity securities                                      9,583,507        8,302,751
                                                                                      -----------      -----------

         Plan assets in excess of projected benefit obligation                          1,304,251        1,010,440
         Unrecognized net gain from past experience
             different than that assumed and effects of
             changes in assumptions                                                       109,065          566,989
         Unrecognized net asset at January 1, 1987,
             being recognized over 10.7 years                                                 -           (131,387)
                                                                                      -----------      -----------

         Prepaid pension cost included in other assets                               $  1,413,316     $  1,446,042
                                                                                      ===========      ===========


Net pension cost for the years ended December 31, 1997, 1996, and 1995, included the following components:


                                                                          Year Ended December 31,
                                                                   1997            1996             1995
                                                               -----------       --------         --------
         Service cost - benefits earned during the period     $    636,371      $ 622,939        $ 449,581
         Interest cost on projected benefit obligation             560,262        491,279          443,934
         Actual return on plan assets                           (1,359,401)      (786,037)        (783,215)
         Net amortization and deferral                             497,528        (19,937)          48,889
                                                               -----------       --------         --------

         Net periodic pension cost                            $    334,760      $ 308,244        $ 159,189
                                                               ===========       ========         ========



The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:



                                                              1997     1996     1995
                                                              ----     ----     ----
         Weighted average discount rate                       7.5%     7.5%     7.5%
         Rate of increase in future compensation levels       7.5%     7.5%     7.5%
         Expected long-term rate of return on assets          8.5%     8.5%     7.5%


The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company's contributions over a seven-year period.

Costs related to the Company's defined contribution plan totaled $1,813,117, $1,710,050, and $1,388,621 in 1997, 1996, and 1995, respectively.

13.      DIVIDENDS FROM SUBSIDIARIES:

At December 31, 1997, approximately $9,700,000 was available for the declaration of dividends by the Company's subsidiary banks without the prior approval of regulatory agencies.

14.      REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined), to average assets (as defined). Management believes as of December 31, 1997 and 1996, that Bankshares and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 1997 and 1996, the most recent notification from each respective subsidiary's primary regulator categorized each of Bankshares' subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category. Bankshares' and its significant subsidiaries' actual capital amounts and ratios are presented in the table below:


                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                              For Capital            Prompt Corrective
                                                       Actual              Adequacy Purposes:        Action Provisions:
                                                  Amount       Ratio        Amount        Ratio       Amount       Ratio
                                               ------------     ---      ------------      ---     ------------     ---
As of December 31, 1997:
    Total Capital (to Risk-Weighted Assets):
     Consolidated                             $ 135,097,000     16%    >$  67,713,000      >8%              N/A     N/A
     First National Bank of Abilene           $  53,559,000     16%    >$  26,999,000      >8%   >$  33,749,000    >10%
     San Angelo National Bank                 $  20,746,000     16%    >$  10,651,000      >8%   >$  13,314,000    >10%
     Weatherford National Bank                $  15,026,000     18%    >$   6,572,000      >8%   >$   8,214,000    >10%

    Tier I Capital (to Risk-Weighted Assets):
     Consolidated                             $ 124,809,000     15%    >$  33,856,000      >4%              N/A     N/A
     First National Bank of Abilene           $  49,341,000     15%    >$  13,500,000      >4%   >$  20,249,000     >6%
     San Angelo National Bank                 $  19,081,000     14%    >$   5,326,000      >4%   >$   7,988,000     >6%
     Weatherford National Bank                $  14,221,000     17%    >$   3,286,000      >4%   >$   4,929,000     >6%

    Tier I Capital (to Average Assets):
     Consolidated                             $ 124,809,000      8%    >$  44,913,000      >3%              N/A     N/A
     First National Bank of Abilene           $  49,341,000      8%    >$  17,473,000      >3%   >$  29,121,000     >5%
     San Angelo National Bank                 $  19,081,000      7%    >$   7,871,000      >3%   >$  13,118,000     >5%
     Weatherford National Bank                $  14,221,000      9%    >$   4,675,000      >3%   >$   7,791,000     >5%


As of December 31, 1996:
    Total Capital (to Risk-Weighted Assets):
     Consolidated                             $ 134,180,000     20%      >$53,279,000      >8%              N/A     N/A
     First National Bank of Abilene           $  51,856,000     16%      >$25,158,000      >8%     >$31,448,000    >10%
     Weatherford National Bank                $  14,920,000     20%      >$ 6,108,000      >8%     >$ 7,635,000    >10%

    Tier I Capital (to Risk-Weighted Assets):
     Consolidated                             $ 125,842,000     19%      >$26,640,000      >4%              N/A     N/A
     First National Bank of Abilene           $  47,916,000     15%      >$12,579,000      >4%     >$18,869,000     >6%
     Weatherford National Bank                $  13,999,000     18%      >$ 3,054,000      >4%     >$ 4,581,000     >6%

    Tier I Capital (to Average Assets):
     Consolidated                             $ 125,842,000     10%      >$36,293,000      >3%              N/A     N/A
     First National Bank of Abilene           $  47,916,000      9%      >$15,899,000      >3%     >$26,499,000     >5%
     Weatherford National Bank                $  13,999,000      9%      >$ 4,463,000      >3%     >$ 7,439,000     >5%



15.      LOANS TO RELATED PARTIES:

An  analysis  of  the  changes  in  loans  to  officers,  directors,   principal
shareholders, or associates of such persons for the years ended December 31, 1997 and 1996, (determined as of each respective year-end) follows:


                                                    Balance at                                           Balance at
                                                    Beginning        Additional                             End
                                                    of Period           Loans          Payments          of Period
                                                   -----------       -----------      -----------       -----------
         Year ended December 31, 1997             $ 49,898,511      $ 79,799,332     $ 84,217,597      $ 45,480,246
                                                   ===========       ===========      ===========       ===========

         Year ended December 31, 1996             $ 37,063,736      $ 73,543,578     $ 68,731,528      $ 41,875,786
                                                   ===========       ===========      ===========       ===========



In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

16.      STOCK OPTION PLAN:

The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 1997, the Company had allocated 294,538 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the years ended December 31, 1997, 1996, and 1995, is presented in the table and narrative below:


                                                  1997                      1996                     1995
                                          ---------------------     ---------------------     ---------------------
                                                       Wtd. Avg.                 Wtd. Avg.                 Wtd. Avg.
                                           Shares      Ex. Price     Shares      Ex. Price     Shares      Ex. Price
                                          --------       ------     --------       ------     --------       ------
     Outstanding, beginning of year        150,736      $ 15.88      210,373      $ 13.68      194,986      $ 10.92
     Granted                                 4,375        31.20         -             -         48,360        20.48
     Exercised                             (37,134)        9.31      (56,826)        8.08      (28,129)        6.64
     Canceled                               (4,578)       19.69       (2,811)       17.91       (4,844)       11.56
                                          --------       ------     --------       ------     --------       ------

     Outstanding, end of year              113,399      $ 18.47      150,736      $ 15.88      210,373      $ 13.68
                                          ========       ======     ========       ======     ========       ======

     Exercisable at end of year             40,967      $ 13.76       40,769      $  9.55       41,910      $  7.39
                                          ========       ======     ========       ======     ========       ======



The options outstanding at December 31, 1997, have exercise prices between $9.31 and $31.20 with a weighted average exercise price of $18.47 and a weighted average remaining contractual life of 6.6 years. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 1997 and 1996, based on estimates using an accepted options pricing model.

17. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:

Condensed Balance Sheets-December 31, 1997 and 1996



           ASSETS                                                                        1997             1996
           ------                                                                    ------------     ------------
     Cash in subsidiary bank                                                        $   1,116,419    $     795,959
     Interest-bearing deposits in banks                                                 3,700,876            -
                                                                                     ------------     ------------
     Total cash and cash equivalents                                                    4,817,295          795,959
     Investment in securities                                                             -             18,646,527
     Investment in subsidiaries, at equity                                            149,797,343      113,248,171
     Goodwill, net                                                                        894,715          771,188
     Other assets                                                                         590,487          369,782
                                                                                     ------------     ------------

                    Total assets                                                    $ 156,099,840    $ 133,831,627
                                                                                     ============     ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

     Total liabilities                                                              $   7,873,377    $   2,670,781
     Shareholders' equity-
           Common stock                                                                86,515,950       67,188,860
           Capital surplus                                                             36,350,673       36,874,707
           Retained earnings                                                           24,996,973       27,363,902
           Unrealized gain (loss) on investment in securities
            available-for-sale, net                                                       362,867         (266,623)
                                                                                     ------------     ------------

                 Total shareholders' equity                                           148,226,463      131,160,846
                                                                                     ------------     ------------

     Total liabilities and shareholders' equity                                     $ 156,099,840    $ 133,831,627
                                                                                     ============     ============



Condensed Statements of Earnings-
  For the Years Ended December 31, 1997, 1996, and 1995


                                                                         1997            1996              1995
                                                                     -----------     -----------       -----------
     Income-
           Cash dividends from subsidiary banks                     $ 16,350,000    $ 19,000,000      $ 12,890,000
           Excess of earnings (dividends) over dividends
                (earnings) of subsidiary banks                         4,120,476        (357,114)        4,327,523
           Other income                                                1,377,445         975,944         1,290,192
                                                                     -----------     -----------       -----------

                                                                      21,847,921      19,618,830        18,507,715
                                                                     -----------     -----------       -----------
     Expenses-
           Salaries and employee benefits                              1,220,436       1,118,226           936,527
           Other operating expenses                                      753,649         625,030           631,219
                                                                     -----------     -----------       -----------

                                                                       1,974,085       1,743,256         1,567,746
                                                                     -----------     -----------       -----------

     Earnings before income taxes                                     19,873,836      17,875,574        16,939,969

     Income tax benefit                                                  189,269         246,677            75,644
                                                                     -----------     -----------       -----------

     Net earnings                                                   $ 20,063,105    $ 18,122,251      $ 17,015,613
                                                                     ===========     ===========       ===========


Condensed Statements of Cash Flows-
  For the Years Ended December 31, 1997, 1996, and 1995


                                                                       1997             1996              1995
                                                                   ------------    -------------     -------------
     Cash flows from operating activities-
        Net earnings                                              $  20,063,105   $   18,122,251    $   17,015,613
           Adjustments to reconcile net earnings to net
             cash provided by operating activities-
                Excess of (earnings) dividends over
                (dividends) earnings of subsidiary banks             (4,120,476)         357,114        (4,327,523)
                Depreciation                                             38,802           42,130            28,922
                Discount accretion, net of premium
                    amortization                                       (730,260)        (381,799)         (709,081)
                Amortization of goodwill                                 46,135           46,135            46,135
                (Increase) decrease in other assets                    (204,916)         169,028          (240,739)
                Increase (decrease) in liabilities                      237,525         (138,267)          225,179
                                                                   ------------    -------------     -------------

                    Net cash provided by operating activities        15,329,915       18,216,592        12,038,506
                                                                   ------------    -------------     -------------

     Cash flows from investing activities-
        Capital expenditures                                            (54,638)         (19,031)          (27,863)
        Capital contribution to subsidiary                          (28,000,000)         -                 -
        Cash payment for stock in acquisition                           -            (13,097,678)          -
        Cash acquired in acquisition                                    316,500          -                 -
        Proceeds from maturities of securities                       74,088,129       37,450,000        58,813,961
        Purchases of securities                                     (54,711,342)     (35,893,703)      (64,903,945)
                                                                   ------------    -------------     -------------

                    Net cash used in investing activities            (8,361,351)     (11,560,412)       (6,117,847)
                                                                   ------------    -------------     -------------

     Cash flows from financing activities-
        Proceeds of stock issuances                                     326,790          432,013           186,923
        Proceeds from debt                                            6,200,000          -                 -
        Repayment of debt                                            (1,500,000)         -                 -
        Cash dividends paid                                          (7,974,018)      (6,980,052)       (5,907,078)
                                                                   ------------    -------------     -------------

                    Net cash used in financing activities            (2,947,228)      (6,548,039)       (5,720,155)
                                                                   ------------    -------------     -------------

     Net increase in cash and cash equivalents                        4,021,336          108,141           200,504

     Cash and cash equivalents at beginning of the year                 795,959          687,818           487,314
                                                                   ------------    -------------     -------------

     Cash and cash equivalents at end of the year                 $   4,817,295   $      795,959    $      687,818
                                                                   ============    =============     =============



18.  BUSINESS COMBINATIONS:

In November 1997, the Company exchanged approximately 216,000 shares of its common stock for all the outstanding shares of Southlake Bancshares, Inc. ("Southlake") and its wholly-owned subsidiary, Texas National Bank. The Southlake shareholders received 0.894 shares of the Company's common stock for each share of Southlake common stock owned. The consolidated financial statements of the Company for 1997 give effect to the merger which was accounted for as a pooling of interests. Due to immateriality, the transaction has been recorded as an adjustment to beginning shareholders' equity as of January 1, 1997, without restating balance sheets or statements of earnings for years prior to 1997.

In September 1997, the Company, through a bank subsidiary, acquired certain assets of Texas Commerce Bank - San Angelo for $16,800,000 in cash, and the assumption of certain liabilities (primarily deposits). The total purchase price exceeded the fair market value of net assets acquired by approximately $18,000,000, which was recorded by the Company as goodwill to be amortized using a straight-line method over a period of 15 years. The pro forma impact of this acquisition is not material to the Company's financial statements.

In January 1996, the Company purchased substantially all of the outstanding stock of Citizens Equity Corporation, Inc. ("Citizens") and its subsidiary, Citizens National Bank of Weatherford, for approximately $7,500,000 in cash, along with the assumption of Citizens' debt of approximately $5,600,000 . The total purchase price exceeded the fair market value of net assets acquired by approximately $4,900,000, which was recorded by the Company as goodwill to be amortized using a straight-line method over a period of 15 years. The pro forma impact of Citizens is not material to the Company's financial statements.

In January 1996, the Company exchanged common stock for all of the outstanding shares of Weatherford National Bancshares, Inc. ("Weatherford") and its wholly-owned subsidiary, Weatherford National Bank. The Weatherford shareholders received 1.5 shares of the Company's common stock for each share of Weatherford common stock owned. This business combination was accounted for as a pooling of interests. Accordingly, the accounts of Weatherford have been combined with those of the Company to reflect the results of these companies on a combined basis.

19.      CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows:

                                                                               Year Ended December 31,
                                                                         1997            1996              1995
                                                                     -----------      -----------       -----------
     Supplemental cash flow information-
        Interest paid                                               $ 38,665,920     $ 33,882,463      $ 28,704,648
        Federal income taxes paid                                      9,840,665        8,933,024         8,732,667

     Schedule of noncash investing and financing activities-
        Debt assumed in acquisition                                      -              5,555,017           -
        Assets acquired through foreclosure                               40,585           47,342           472,045
        Change in unrealized gain (loss) on investment in
            securities available-for-sale                                968,446         (176,095)          903,795

     Acquisitions-
        Assets acquired                                               85,044,000       98,200,000           -
        Liabilities assumed                                          155,747,000       90,700,000           -
        Cash paid for stock                                              -              7,500,000           -


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




                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

            The information required by Item 401 of Regulation S-K will be contained in the 1998 Notice to Shareholders under the Captions "Election of Directors" and "Executive Officers" and is hereby incorporated by reference.

Item 11.    Executive Officer Compensation

            The information required by Item 402 of Regulation S-K will be contained in the 1998 Notice to Shareholders under the captions "Compensation of Executive Officers" and "Stock Options" and is hereby incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           a.)  Security ownership of certain beneficial owners.

           At  December  31,  1997,  management  was  not  aware  of any  person
(including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is the beneficial owner of more than five percent (5%) of the Company's common stock. However, First National Bank of Abilene, First National Bank, Sweetwater, and Stephenville Bank & Trust Co. held of record in various fiduciary capacities an aggregate of 1,590,218 shares of such stock. Of the total shares held, these subsidiaries of the Company had sole power to vote 803,816 shares (9.29%), 137,135 shares (1.6%), and 1,757 shares
(-%), respectively. In addition, First National Bank of Abilene shared, with other persons, the power to vote the remaining 647,510 shares. All the shares held by each subsidiary bank, which are registered in its name as fiduciary or in the name of its nominee, are owned by many different accounts, each of which is governed by a separate instrument that sets forth the powers of the fiduciary with regard to the securities held in such accounts.

         b.)  Security ownership of management

         Set forth in the following table is certain information as of March 4, 1998, as to the number of shares of Common Stock beneficially owned by each Director of the Company, by each nominee for election as a director, by the Company's executive officers, and by the officers and directors of the Company as a group.


                                                       Number of Shares
                                                          Beneficially                   Percent
Name                                                         Owned                       of Class
--------------------                                        ---------                     -----
Joseph E. Canon                                                 6,558                      0.1%
Mac A. Coalson                                                 93,082                      1.1
David Copeland                                                  2,838                      -
F. Scott Dueser                                                67,685                      0.8
Patrick N. Gerald                                              31,610                      0.4
Kade L. Matthews                                               57,827                      0.7
Raymond McDaniel, Jr.                                          36,115                      0.4
Bynum Miers                                                    21,020                      0.2
Kenneth T. Murphy                                             101,872                      1.2
Dian Graves Owen                                               21,678                      0.3
James M. Parker                                               320,098                      3.7
Jack D. Ramsey, M.D.                                           68,581                      0.8
Craig Smith                                                    44,135                      0.5
F. L. Stephens                                                  1,000                      -
H. T. Wilson                                                   68,234                      0.8
Walter F. Worthington                                         172,434                      2.0
Curtis R. Harvey                                                5,154                      -
Tommy J. Barrow                                                   408                      -
                                                            ---------                     ----

   All Officers and Directors as a group                    1,120,329                     12.9%



           c.)  Changes in control

           There have been no events to the Registrant's knowledge which have or will result in a change of control of the Registrant.


                                     PART IV

Item 13.   Certain Relationships and Related Transactions

           Certain of Registrant's officers and directors are customers of one or more of Registrant's subsidiary banks, as are corporations and other business entities with which directors of Bankshares are affiliated as directors, officers or principals. All loans to directors and officers of Bankshares, or to persons and firms with which they are or may be affiliated, were and are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not, and do not, involve more than the normal risk of collectability or present other unfavorable features. None of the transactions involving Bankshares' subsidiaries and Bankshares' officers and directors, or other businesses with which they may be affiliated, have been classified or disclosed as nonaccrual, past due, restructured or potential problems.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           The consolidated financial statements of the Registrant filed with this report are included on pages 26 through 48. There were no financial statement schedules filed as a part of this report. Such information, to the extent applicable, has been made a part of the consolidated financial statements or included elsewhere in this report.

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

     1. Revised Deferred  Compensation  Agreement between Bankshares and Kenneth
T. Murphy.

     The following documents were filed with the Form 10-K Annual Report for the fiscal year ended December 31, 1996.

     1. Executive Recognition Plan

     2. Executive Recognition Agreement
     Listed below are the exhibits filed with this report.

     1. Subsidiaries of Registrant

                                            SUBSIDIARIES OF REGISTRANT



                                                       Place of        Percentage of Voting
Name of Subsidiary                                   Organization        Securities Owned
------------------                                   ------------      --------------------
First Financial Bankshares of                           Delaware              100%
Delaware, Inc

First Financial Investments, Inc.                       Texas                 100%

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

First National Bank, Sweetwater                         Texas                 100%*
Sweetwater, Texas

Eastland National Bank                                  Texas                 100%*
Eastland, Texas

First National Bank in Cleburne                         Texas                 100%*
Cleburne, Texas

Stephenville Bank & Trust Co.                           Texas                 100%*
Stephenville, Texas

San Angelo National Bank                                Texas                 100%*
San Angelo, Texas

Weatherford National Bank                               Texas                 100%*
Weatherford, Texas

Texas National Bank                                     Texas                 100%*
Southlake, Texas

*  By First Financial Bankshares of
    Delaware, Inc.




All subsidiaries (other than First Financial Investments, Inc. which, as of December 31, 1997, had not yet been formally organized) are included in the consolidated financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
(Registrant)

By:/S/ KENNETH T. MURPHY                  By:/S/ CURTIS R. HARVEY

       KENNETH T. MURPHY, Chairman               CURTIS R. HARVEY, Executive
       of the Board, President,                  Vice President, Chief Financial
       Chief Executive Officer and Director      Officer, Controller and Chief
                                                 Accounting Officer
Date:    March 12 , 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                         TITLE                  DATE


-----------------------                     Director          March    , 1998
Joseph E. Canon


/S/ MAC A. COALSON                          Director          March 12 , 1998
-----------------------                                            ----
Mac A. Coalson


/S/ F. SCOTT DUESER                         Director          March 17 , 1998
-----------------------                                            ----
F. Scott Dueser


/S/ PATRICK N. GERALD                       Director          March 17 , 1998
-----------------------                                            ----
Patrick N. Gerald


-----------------------                     Director          March    , 1998
Robert E. Hitt


/S/ RAYMOND A. MCDANIEL, JR.                Director          March 17 , 1998
----------------------------                                       ----
Raymond A. McDaniel, Jr.


/S/ BYNUM MIERS                             Director          March 17 , 1998
-----------------------                                            ----
Bynum Miers


-----------------------                     Director          March    , 1998
Dian Graves Owen


/S/ JAMES M. PARKER                         Director          March 17 , 1998
-----------------------                                            ----
James M. Parker


/S/ JACK D. RAMSEY, M.D.                    Director          March 17 , 1998
------------------------                                           ----
Jack D. Ramsey, M.D.


/S/ CRAIG SMITH                             Director          March 17 , 1998
-----------------------                                            ----
Craig Smith


/S/ H. T. WILSON                            Director          March 11 , 1998
-----------------------                                            ----
H.T. Wilson


/S/ WALTER F. WORTHINGTON                   Director          March 12 , 1998
-------------------------                                          ----
Walter F. Worthington