Form 10-Q
period 1998-03-31
FIRST FINANCIAL BANKSHARES INC
filed 1998-05-13
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                     Commission File Number
   March 31, 1998                                                  0-7674


                        FIRST FINANCIAL BANKSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)


       Texas                                                      75-0944023
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

400 Pine Street, Abilene, Texas                                     79601
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

         There were 8,662,462 shares of common stock outstanding as of May 5, 1998.

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

                                     PART I


                              FINANCIAL INFORMATION


Item 1.   Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 1998, December 31, 1997, and March 31, 1997, and the consolidated statement of earnings, the consolidated statement of changes in shareholders' equity, and the consolidated statement of cash flows for the three months ended March 31, 1998 and 1997, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                                                                       March 31,
                                                               1998                1997              December 31,
                                                           (Unaudited)         (Unaudited)               1997
                                                         --------------       --------------        --------------
ASSETS
  Cash and due from banks                               $    76,614,086      $    68,928,254       $    88,795,827
  Interest-bearing deposits in banks                            203,722              888,538               398,671
  Federal funds sold                                         72,072,170           51,066,013           114,485,839
  Investment securities:
      Securities held to maturity
        (market value of $438,956,376 and
        $476,233,788 at March 31, 1998 and 1997,
        and $414,160,027 at December 31, 1997)              436,284,683          476,906,262           411,857,644
      Securities available for sale, at
        market value                                        155,909,377           60,798,833           170,697,516
                                                         --------------       --------------        --------------

              Total investment securities                   592,194,060          537,705,095           582,555,160

  Loans                                                     733,075,686          604,658,799           716,792,426
      Less:   Allowance for loan losses                       9,921,476            9,715,947            10,288,200
              Unearned discount                               7,201,580            7,551,167             7,853,724
                                                         --------------       --------------        --------------

      Net loans                                             715,952,630          587,391,685           698,650,502

  Bank premises and equipment-net                            41,507,344           38,434,228            41,501,074
  Goodwill                                                   22,652,589            5,659,397            23,054,329
  Other assets                                               23,633,473           21,211,437            24,067,522
                                                         --------------       --------------        --------------

TOTAL ASSETS                                            $ 1,544,830,074      $ 1,311,284,647       $ 1,573,508,924
                                                         ==============       ==============        ==============

LIABILITIES
  Noninterest-bearing deposits                          $   296,224,030      $   241,645,804       $   311,318,296
  Interest-bearing demand deposits                          401,206,811          319,497,588           399,745,364
  Interest-bearing time deposits                            680,182,870          598,629,532           701,660,161
                                                         --------------       --------------        --------------

      Total deposits                                      1,377,613,711        1,159,772,924         1,412,723,821

  Dividends payable                                           2,164,244            1,883,736             2,162,899
  Other short-term borrowings                                 2,590,000              100,000             4,770,000
  Other liabilities                                          10,966,859           11,176,564             5,625,741
                                                         --------------       --------------        --------------

      Total liabilities                                   1,393,334,814        1,172,933,224         1,425,282,461
                                                         --------------       --------------        --------------

SHAREHOLDERS' EQUITY
  Capital stock-$10 par value;
     20,000,000 shares authorized                            86,569,770           69,440,720            86,515,950
  Capital surplus                                            36,346,906           36,350,286            36,350,673
  Retained earnings                                          28,213,490           33,025,844            24,996,973
  Unrealized gain (loss) on investment
     securities available for sale                              365,094             (465,427)              362,867
                                                         --------------       --------------        --------------

      Total shareholders' equity                            151,495,260          138,351,423           148,226,463
                                                         --------------       --------------        --------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                   $ 1,544,830,074      $ 1,311,284,647       $ 1,573,508,924
                                                         ==============       ==============        ==============

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS - (UNAUDITED)


                                                                                      Three Months Ended
                                                                                            March 31,
                                                                               --------------------------------
                                                                                  1998                  1997
                                                                               -----------          -----------
INTEREST INCOME
  Loans, including fees                                                       $ 16,400,555         $ 13,905,156
  Investment income-taxable                                                      8,294,690            7,484,059
  Investment income-tax exempt                                                     551,980              385,358
  Interest on interest-bearing deposits                                              5,006               12,845
  Interest on federal funds sold and other                                       1,139,776              720,511
                                                                               -----------          -----------
         Total interest income                                                  26,392,007           22,507,929

INTEREST EXPENSE
  Interest-bearing deposits                                                     11,074,982            9,038,106
  Short-term borrowings                                                             81,417                1,089
                                                                               -----------          -----------
         Total interest expense                                                 11,156,399            9,039,195
                                                                               -----------          -----------

NET INTEREST INCOME                                                             15,235,608           13,468,734
  Provision for loan losses                                                        151,500              243,000
                                                                               -----------          -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                     15,084,108           13,225,734

NONINTEREST INCOME
  Trust fees                                                                     1,202,823              966,070
  Service fees on deposit accounts                                               2,553,683            2,273,134
  Other                                                                          1,410,731            1,182,904
                                                                               -----------          -----------
         Total noninterest income                                                5,167,237            4,422,108

NONINTEREST EXPENSE
  Salaries and employee benefits                                                 6,268,522            5,339,981
  Net occupancy and equipment expenses                                             937,794              869,260
  Equipment expense                                                                944,601              780,465
  Goodwill amortization                                                            401,742              101,690
  Other                                                                          3,650,077            3,207,947
                                                                               -----------          -----------
         Total noninterest expense                                              12,202,736           10,299,343
                                                                               -----------          -----------

EARNINGS BEFORE INCOME TAXES                                                     8,048,609            7,348,499
  Provision for income tax                                                       2,667,848            2,461,448
                                                                               -----------          -----------

NET EARNINGS                                                                  $  5,380,761         $  4,887,051
                                                                               ===========          ===========

BASIC EARNINGS PER SHARE (1)                                                  $       0.62         $       0.57

EARNINGS PER SHARE, ASSUMING DILUTION (1)                                     $       0.62         $       0.57

DIVIDENDS PER SHARE (2)                                                       $       0.25         $       0.22



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



                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY


                                                                                      Unrealized
                                                                                      Gain (Loss)
                                                                                    On Investment      Total
                                                                                      Securities       Share-
                                  Capital Stock          Capital        Retained       Available       holders'
                             Shares        Amount        Surplus        Earnings       for Sale        Equity
                           -----------   -----------   -----------     -----------    ----------     ------------
Balances at
   December 31, 1996         6,718,886  $ 67,188,860  $ 36,874,707    $ 27,363,902   $  (266,623)   $ 131,160,846

Adjustments for pooling
   of interests                216,442     2,164,420      (521,224)      2,658,712        (4,283)       4,297,625
                           -----------   -----------   -----------     -----------    ----------     ------------

Balances at
   January 1, 1997           6,935,328    69,353,280    36,353,483      30,022,614      (270,906)     135,458,471

Net earnings                      -             -             -         20,063,105          -          20,063,105

Stock issuances                 34,873       348,730        (2,810)           -             -             345,920

Cash dividends declared           -             -             -         (8,274,806)         -          (8,274,806)

Stock split effected in the
   form of a dividend        1,681,394    16,813,940          -        (16,813,940)         -                -

Change in unrealized
   gain (loss)                    -             -             -               -          633,773          633,773
                           -----------   -----------   -----------     -----------    ----------     ------------

Balances at
   December 31, 1997         8,651,595    86,515,950    36,350,673      24,996,973       362,867      148,226,463

Net earnings                      -             -             -          5,380,761          -           5,380,761

Stock issuances                  5,382        53,820        (3,767)           -             -              50,053

Cash dividends declared           -             -             -         (2,164,244)         -          (2,164,244)

Change in unrealized
   gain (loss)                    -             -             -               -            2,227            2,227
                           -----------   -----------   -----------     -----------    ----------     ------------

Balances at March 31,
   1998 (unaudited)          8,656,977  $ 86,569,770  $ 36,346,906    $ 28,213,490   $   365,094    $ 151,495,260
                           ===========   ===========   ===========     ===========    ==========     ============


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (UNAUDITED)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                    1998             1997
                                                                               --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                             $     5,380,761    $   4,887,051
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization                                              1,440,505          985,758
         Provision for loan losses                                                    151,500          243,000
         Premium amortization, net of discount accretion                              386,817          521,274
         (Gain) loss on sale of assets                                               (212,470)           1,079
         Deferred federal income tax benefit                                         (400,639)          (8,083)
         Decrease (increase) in other assets                                          694,882          (38,552)
         Increase in other liabilities                                              5,341,118        3,867,067
                                                                               --------------     ------------
              Total adjustments                                                     7,401,713        5,571,543
                                                                               --------------     ------------
         Net cash provided by operating activities                                 12,782,474       10,458,594
                                                                               --------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest-bearing deposits in banks                               194,949           99,956
     Proceeds from sale of securities available for sale                            2,482,066          179,403
     Proceeds from maturity of securities available for sale                       87,989,184        1,195,464
     Proceeds from maturity of securities held to maturity                         48,265,511       49,755,867
     Purchase of securities available for sale                                    (73,040,639)     (13,544,392)
     Purchase of securities held to maturity                                      (75,716,578)     (54,064,035)
     Net increase in loans                                                        (17,466,129)       1,617,975
     Capital expenditures                                                          (1,070,896)      (2,132,038)
     Proceeds from sale of assets                                                     387,604          104,370
                                                                               --------------     ------------
         Net cash used in investing activities                                    (27,974,926)     (16,787,430)
                                                                               --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-bearing deposits                                 (15,094,266)     (21,189,258)
     Net increase (decrease) in interest-bearing deposits                         (20,015,844)      12,514,774
     Net decrease in other short-term borrowings                                   (2,180,000)         -
     Proceeds from stock issuances                                                     50,053           84,243
     Dividends paid                                                                (2,162,899)      (1,881,288)
                                                                               --------------     ------------
         Net cash used in financing activities                                    (39,402,956)     (10,471,529)
                                                                               --------------     ------------

     Net decrease in cash and cash equivalents                                    (54,595,410)     (16,800,365)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    203,281,666      136,794,632
                                                                               --------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   148,686,256    $ 119,994,267
                                                                               ==============     ============

SUPPLEMENTAL INFORMATION ON CASH FLOWS
   AND NONCASH TRANSACTIONS
     Interest paid                                                            $    10,743,327    $   8,985,677
     Federal income tax paid                                                          200,000        4,888,040
     Assets acquired through foreclosure                                               12,500            9,501
     Change in unrealized gain (loss) on investment securities
          available for sale                                                            3,426         (292,974)



                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1.  Basis of Presentation

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.


2.  Effect of Adoption of Accounting Standard

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income," on January 1, 1998. The statement applies to fiscal years beginning after December 15, 1997. The statement requires that comprehensive income be reported in the basic financial statements. Comprehensive income refers to the change in equity during a period from transactions and events other than investments by and distributions to owners. For example, under current accounting literature, comprehensive income would include net income plus unrealized gains and losses on investments in available for sale securities. Comprehensive income for the three months ended March 31, 1998 amounted to $5,382,988. If the statement had been implemented in the three months ended March 31, 1997, comprehensive income for that period would have amounted to $4,692,530.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results
-----------------

Net income for the first quarter 1998 totaled $5.4 million, an increase of 10.1% over the $4.9 million earned in the first quarter last year. Higher net interest income and fee income were the primary factors contributing to the improved earnings. On a per share basis, earnings amounted to $ .62 per share as compared to $ .57 per share in 1997. Return on average assets and return on average equity amounted to 1.42% and 14.69%, respectively. For the same period in 1997, the Company reported return on average assets of 1.53% and return on average equity of 14.58%.

Net interest income for the first quarter 1998 was $1.8 million above the same period last year and was due primarily to loan growth. The net interest margin for the first quarter was 4.50%, down from 4.65% for the first quarter 1997. The provision for loan losses in the first quarter amounted to $152 thousand as compared to $243 thousand for the same period in 1997.

Total noninterest income for the first quarter amounted to $5.2 million, up from $4.4 million for the first quarter 1997. Trust fees increased $237 thousand, or 24.5%, and resulted from growth in Trust assets. Deposit service fees increased $281 thousand, or 12.3%, and reflects an increase in the number of accounts and account activity. Other noninterest income for 1998 included a $211 thousand gain on the sale of foreclosed assets as compared to a $2 thousand gain in 1997.

Noninterest expense for the first quarter 1998 amounted to $12.2 million, an increase of $1.9 million, or 18.5% over the same period last year. Salaries and employee benefits were $928 thousand, or 17.4% above the first quarter 1997 amount. Higher advertising and business development expense, communication expense, and correspondent bank service charges were factors in the 1998 increase in miscellaneous other expense. Excluding the effect of the Company's purchase acquisition completed in September 1997, total noninterest expense increased approximately $600 thousand, or 5.8%. The Company's key indicator of operating efficiency, noninterest expense as a percent of net interest income and noninterest income, was 59.70% for the first quarter as compared to 57.01% for the first quarter in 1997.

Balance Sheet Review
--------------------

Total assets at March 31, 1998, amounted to $1.545 billion as compared to $1.574 billion at December 31, 1997, and $1.311 billion at March 31, 1997. Approximately $155 million of growth in assets over March 31, 1997, resulted from an acquisition finalized in September 1997. The March 31, 1998, decline in total assets from the year-end 1997 balance reflects a seasonal decrease in total deposits. The balance sheets presented reflect normal recurring adjustments and accruals.

Loans at March 31, 1998, net of unearned discount, totaled $726 million as compared to $709 million at year-end 1997 and $595 million at March 31, 1997. The previously mentioned 1997 acquisition accounted for approximately $60 million in growth over the March 31, 1997, balance.

Investment securities at March 31, 1998, totaled $592 million as compared to $583 million at year-end 1997 and $538 million at March 31, 1997. The net unrealized gain in the investment portfolio at March 31, 1998, amounted to $3.2 million as compared to a $2.9 million gain at December 31, 1997. With an overall yield of 6.23%, the investment portfolio continues to provide a positive contribution to the Company's earnings. Approximately $178 million, or 30%, of the portfolio matures within one year which protects the Company from signficant interest rate risk should interest rates move up. At March 31, 1998, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment securities at March 31, 1998, included structured notes with an amortized cost of $11.5 million and an approximate market value of $11.4 million. Total deposits at March 31, 1998, amounted to $1.378 billion as compared to $1.413 billion at year-end 1997 and $1.160 billion at March 31, 1997. The decrease from December 31, 1997, is considered seasonal and not indicative of a downward trend in total deposits. The 1997 acquisition accounted for approximately $155 million in total deposit growth from March 31, 1997.

Nonperforming assets at March 31, 1998, totaled $3.8 million, or .53% of loans and foreclosed assets, and were down $1.0 million from the December 31, 1997, amount. At March 31, 1998, the allowance for loan losses amounted to 258.3% of nonperforming assets. Management is not aware of any material classified credit not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 7 of this report. At March 31, 1998, the balance sheet reflects adequate liquidity, and the parent company had $7.5 million available under its $10 million line of credit. Total equity capital amounted to $151.5 million at March 31, 1998, which was up from $148.2 million at year-end 1997 and $138.4 million at March 31, 1997. The Company's risk-based capital and leverage ratios at March 31, 1998, were 16.25% and 8.50%, respectively. The first quarter cash dividend of $ .25 per share totaled $2.2 million and represented 40.2% of earnings. On April 28, 1998, the Company declared a $ .275 per share cash dividend which is payable July 1, 1998.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. Each subsidiary bank has an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. Since year-end 1997, there has been no material change in interest rates or the Company's interest rate risk.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             FIRST FINANCIAL BANKSHARES, INC.


Date: 5-11-98                              By:/S/ CURTIS R. HARVEY
      -------                                 --------------------
                                              Curtis R. Harvey
                                              Executive Vice President and Chief
                                              Financial Officer




Date:  5-11-98                             By:/S/  SANDY LESTER
       -------                                -----------------
                                              Sandy Lester
                                              Secretary-Treasurer