Form 10-Q
period 1998-06-30
FIRST FINANCIAL BANKSHARES INC
filed 1998-08-12
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                     Commission File Number
     June 30, 1998                                                0-7674


                        FIRST FINANCIAL BANKSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Texas                                                75-0944023
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)


400 Pine Street, Abilene, Texas                                    79601
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

         There were 8,663,243 shares of common stock outstanding as of August 3, 1998.

                                TABLE OF CONTENTS

                                     PART I


                              FINANCIAL INFORMATION

    Item                                                                   Page




      1.     Consolidated Financial Statements and Notes to
               Consolidated Financial Statements                            4


      2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11


             Signatures                                                    13

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 1998 and 1997, and December 31, 1997, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 1998 and 1997, and the changes in shareholders' equity for the year ended December 31, 1997 and six months ended June 30, 1998, and the cash flows for the six months ended June 30, 1998 and 1997, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                       June 30,
                                                                          ---------------------------------
                                                                               1998              1997           December 31,
                                                                            (Unaudited)       (Unaudited)           1997
                                                                          ---------------   ---------------    ---------------
ASSETS
   Cash and due from banks ............................................   $    75,617,522   $    73,704,757    $    88,795,827
   Interest-bearing deposits in banks .................................           203,784           498,570            398,671
   Federal funds sold .................................................        91,116,729        41,806,275        114,485,839
   Investment securities:
       Securities held to maturity (approximate market value
        of $389,840,873 and $473,314,208 at June 30, 1998
        and 1997, and $414,160,027 at December 31, 1997) ..............       387,331,051       483,038,330        411,857,644
       Securities available for sale, at approximate market value .....       176,900,304        60,798,833        170,697,516
                                                                          ---------------    --------------    ---------------
                                            Total investment securities       564,231,355       543,837,163        582,555,160

   Loans ..............................................................       734,817,728       615,716,780        716,792,426
        Less: Allowance for loan losses  ..............................         9,487,698         9,535,716         10,288,200
              Unearned discount                                                 6,610,286         8,290,767          7,853,724
                                                                          ---------------    --------------    ---------------
       Net loans ......................................................       718,719,744       597,890,297        698,650,502

   Bank premises and equipment - net ..................................        41,125,202        37,789,005         41,501,074
   Goodwill ...........................................................        22,250,847         5,557,708         23,054,329
   Other assets .......................................................        23,852,128        21,961,655         24,067,522
                                                                          ---------------    --------------    ---------------

TOTAL ASSETS ..........................................................   $ 1,537,117,311   $ 1,323,045,430    $ 1,573,508,924
                                                                          ===============    ==============    ===============

LIABILITIES
   Noninterest-bearing deposits .......................................   $   307,054,570   $   244,437,303    $   311,318,296
   Interest-bearing demand deposits ...................................       391,758,810       324,217,003        399,745,364
   Interest-bearing time deposits .....................................       670,981,744       602,476,386        701,660,161
                                                                          ---------------    --------------    ---------------
       Total deposits .................................................     1,369,795,124     1,171,130,692      1,412,723,821

   Dividends payable ..................................................         2,382,342         2,103,784          2,162,899
   Other short-term borrowings ........................................         1,120,000           100,000          4,700,000
   Other liabilities ..................................................         8,893,544         7,979,496          5,695,741
                                                                          ---------------    --------------    ---------------

       Total liabilities ..............................................     1,382,191,010     1,181,313,972      1,425,282,461
                                                                          ---------------    --------------    ---------------

SHAREHOLDERS' EQUITY
   Capital stock - $10 par value;
     20,000,000 shares authorized .....................................        86,630,480        86,315,780         86,515,950
   Capital surplus ....................................................        36,355,759        36,330,534         36,350,673
   Retained earnings ..................................................        31,440,452        19,137,660         24,996,973
   Unrealized gain (loss) on investment securities available for sale .           499,610           (52,516)           362,867
                                                                          ---------------    --------------    ---------------

       Total shareholders' equity .....................................       154,926,301       141,731,458        148,226,463
                                                                          ---------------    --------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................   $ 1,537,117,311   $ 1,323,045,430    $ 1,573,508,924
                                                                          ===============   ===============    ===============


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS - (UNAUDITED)


                                                               Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                             -------------------------   -------------------------
                                                                1998          1997          1998          1997
                                                             -----------   -----------   -----------   -----------
INTEREST INCOME
   Loans, including fees .................................   $16,884,847   $14,350,970   $33,285,403   $28,256,126
   Investment income - taxable ...........................     8,030,444     7,802,425    16,325,132    15,286,485
   Investment income - tax exempt ........................       691,119       407,033     1,243,100       792,390
   Interest on interest bearing deposits .................         2,913        11,989         7,919        26,278
   Interest on federal funds sold and other ..............       990,827       559,908     2,130,600     1,278,975
                                                             -----------   -----------   -----------   -----------
      Total interest income ..............................    26,600,150    23,132,325    52,992,154    45,640,254

INTEREST EXPENSE
   Interest-bearing deposits .............................    10,965,866     9,335,469    22,040,846    18,373,574
   Short-term borrowings .................................        45,281         3,817       126,698         4,905
                                                             -----------   -----------   -----------   -----------
      Total interest expense .............................    11,011,147     9,339,286    22,167,544    18,378,479
                                                             -----------   -----------   -----------   -----------

NET INTEREST INCOME ......................................    15,589,003    13,793,039    30,824,610    27,261,775
   Provision for loan losses .............................       268,000       190,500       419,500       433,500
                                                             -----------   -----------   -----------   -----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES .............................    15,321,003    13,602,539    30,405,110    26,828,275

NONINTEREST INCOME
   Trust fees ............................................     1,199,306       986,803     2,402,129     1,952,873
   Service fees on deposit accounts ......................     2,739,346     2,528,924     5,293,843     4,802,059
   Other .................................................     1,249,029     1,065,001     2,659,760     2,248,033
                                                             -----------   -----------   -----------   -----------
      Total noninterest income ...........................     5,187,681     4,580,728    10,355,732     9,002,965

NONINTEREST EXPENSE
   Salaries and employee benefits ........................     6,306,839     5,494,844    12,575,363    10,834,826
   Net occupancy and equipment expenses ..................       992,704       874,849     1,930,502     1,744,111
   Equipment expense .....................................       969,867       845,520     1,914,466     1,626,284
   Goodwill amortization .................................       401,741       101,689       803,482       200,626
   Other .................................................     3,520,568     3,277,746     7,171,455     6,488,266
                                                             -----------   -----------   -----------   -----------
      Total noninterest expense ..........................    12,191,719    10,594,648    24,395,268    20,894,113
                                                             -----------   -----------   -----------   -----------

EARNINGS BEFORE INCOME TAXES .............................     8,316,965     7,588,619    16,365,574    14,937,127
   Provision for income taxes ............................     2,707,661     2,540,043     5,375,509     5,001,491
                                                             -----------   -----------   -----------   -----------

NET EARNINGS .............................................   $ 5,609,304   $ 5,048,576   $10,990,065   $ 9,935,636
                                                             ===========   ===========   ===========   ===========

BASIC EARNINGS PER SHARE .................................   $      0.65   $      0.59   $      1.27   $      1.16

EARNINGS PER SHARE, ASSUMING DILUTION ....................   $      0.64   $      0.58   $      1.26   $      1.15

DIVIDENDS PER SHARE ......................................   $     0.275   $      0.25   $     0.525   $      0.47


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)



                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                     June 30,
                                                                    -------------------------   -------------------------
                                                                       1998           1997         1998           1997
                                                                    -----------   -----------   -----------   -----------

NET EARNINGS ....................................................   $ 5,609,304   $ 5,048,576   $10,990,065   $ 9,935,636

   Change in unrealized gain (loss) on investment
     securities available for sale, before tax                          208,782       635,248       211,954       335,985

   Less: reclassification adjustment for gains on
     investment securities included in net earnings                       1,834          --           1,580          --
                                                                    -----------   -----------   -----------   -----------

OTHER COMPREHENSIVE
   EARNINGS, BEFORE TAX .........................................     5,816,252     5,683,824    11,200,439    10,271,621

   Income tax expense related to items
     included in other comprehensive earnings                            72,432       222,337        73,631       117,595
                                                                    -----------   -----------   -----------   -----------


COMPREHENSIVE EARNINGS ..........................................   $ 5,743,820   $ 5,461,487   $11,126,808   $10,154,026
                                                                    ===========   ===========   ===========   ===========



See notes to consolidated financial statements.



                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                        Unrealized
                                                                                                       Gain (Loss)
                                                                                                       On Investment
                                             Capital Stock                                              Securities         Total
                                     ---------------------------        Capital         Retained        Available      Shareholders'
                                         Shares         Amount          Surplus         Earnings         For Sale         Equity
                                     ------------   ------------    ------------    --------------   -------------    -------------
Balances at December 31, 1996           6,718,886  $  67,188,860   $  36,874,707   $    27,363,902  $     (266,623) $   131,160,846

  Adjustments for pooling of interests    216,442      2,164,420        (521,224)        2,658,712          (4,283)       4,297,625
                                     ------------   ------------    ------------    --------------   -------------    -------------

Balances at January 1, 1997             6,935,328     69,353,280      36,353,483        30,022,614        (270,906)     135,458,471

             Net earnings                       -              -               -        20,063,105               -       20,063,105

          Stock issuances                  34,873        348,730          (2,810)                -               -          345,920

     Cash dividends declared                    -              -               -        (8,274,806)              -       (8,274,806)

     Stock split effected in
     the form of a dividend             1,681,394     16,813,940               -       (16,813,940)              -                -

     Change in unrealized gain (loss)           -              -               -                 -         633,773          633,773
                                     ------------   ------------    ------------    --------------   -------------    -------------

Balances at December 31, 1997           8,651,595     86,515,950      36,350,673        24,996,973         362,867      148,226,463

             Net earnings                       -              -               -        10,990,065               -       10,990,065

          Stock issuances                  11,453        114,530           5,086                 -               -          119,616

     Cash dividends declared                    -              -               -        (4,546,586)              -       (4,546,586)

     Change in unrealized gain (loss)           -              -               -                 -         136,743          136,743
                                     ------------   ------------    ------------    --------------   -------------    -------------


Balances at June 30,1998  (unaudited)   8,663,048  $  86,630,480   $  36,355,759   $    31,440,452  $      499,610  $   154,926,301
                                     ============   ============    ============    ==============   =============    =============



See notes to consolidated financial statements.

                                       -7-

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (UNAUDITED)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                    ------------------------------
                                                                                         1998             1997
                                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings ...............................................................   $  10,990,065    $   9,935,277
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation and amortization ..........................................       2,941,189        2,010,018
         Provision for loan losses ..............................................         419,500          433,500
         Premium amortization, net of discount accretion ........................       1,116,956          632,831
         (Gain) loss on sale of assets ..........................................          (1,643)          40,171
         Deferred federal income tax benefit ....................................        (365,207)         (95,456)
         Decrease (increase) in other assets ....................................         387,567         (510,729)
         Increase in other liabilities ..........................................       3,197,803          666,327
                                                                                    -------------    -------------
            Total adjustments                                                           7,696,165        3,176,662
                                                                                    -------------    -------------
         Net cash provided by operating activities ..............................      18,686,230       13,111,939

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest-bearing deposits in banks .........................         194,887          489,924
     Proceeds from sale of securities available for sale ........................       3,141,319        3,821,309
     Proceeds from maturity of securities available for sale ....................      89,731,569        1,228,691
     Proceeds from maturity of securities held to maturity ......................     121,032,394       91,862,415
     Purchase of securities available for sale ..................................     (97,362,339)     (23,395,771)
     Purchase of securities held to maturity ....................................     (99,127,300)     (95,624,056)
     Net increase in loans ......................................................     (20,520,742)      (8,927,571)
     Capital expenditures .......................................................      (1,787,696)      (2,801,006)
     Proceeds from sale of assets ...............................................         180,487          103,424
                                                                                    -------------    -------------
         Net cash used in investing activities ..................................      (4,517,421)     (33,242,641)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-bearing deposits ...............................      (4,263,726)     (18,604,859)
     Net (decrease) increase in interest-bearing deposits .......................     (38,664,971)      21,079,043
     Net decrease in other short-term borrowings ................................      (3,580,000)            --
     Proceeds from stock issuances ..............................................         119,616          157,072
     Dividends paid .............................................................      (4,327,143)      (3,784,154)
                                                                                    -------------    -------------
         Net cash used in financing activities ..................................     (50,716,224)      (1,152,898)
                                                                                    -------------    -------------

     Net decrease in cash and cash equivalents ..................................     (36,547,415)     (21,283,600)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................................     203,281,666      136,794,632
                                                                                    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................   $ 166,734,251    $ 115,511,032
                                                                                    =============    =============


SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid ..............................................................   $  21,802,909    $  18,178,129
     Federal income tax paid ....................................................       5,341,163        5,251,483
     Assets acquired through foreclosure ........................................          32,000           40,585


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted FAS 130 on January 1, 1998.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The statement is effective for years beginning after December 15, 1999, with early application encouraged. The adoption of the statement will not have a significant impact on the Company. The Company plans to adopt FAS 133 on January 1, 2000 or earlier.

Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the quarters and six-month periods ended June 30, 1998 and 1997, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended June 30, 1998 and 1997, was 8,661,632 and 8,627,445 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the six-month periods ended June 30, 1998 and 1997, was 8,658,211 and 8,623,211 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended June 30, 1998 and 1997, was 8,714,134 and 8,698,362 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the six-month periods ended June 30, 1998 and 1997, was 8,710,217 and 8,674,128 shares, respectively.

Note 3 - Proposed Acquisition

On July 27, 1998, First Financial Bankshares, Inc. (the "Company") executed a Letter of Intent with Cleburne State Bank ("CSB") to acquire all of the issued and outstanding shares of the common stock of CSB. The proposed acquisition is subject to negotiation, preparation and approval of a definitive written Stock Exchange Agreement between the Company and CSB. Acquisition of CSB by the Company is additionally subject to the approval by the Board of Governors of the Federal Reserve System and other federal and state regulatory authorities. Following execution of a definitive Stock Exchange Agreement and approval by appropriate regulatory authorities, it is anticipated that the Company would, pursuant to a Prospectus and upon or following the effective date of a Registration Statement to be filed with the Securities and Exchange Commission, offer to exchange 1.75 shares of its common stock for each outstanding share of CSB common stock. Completion of the anticipated transaction could reasonably be expected prior to year end, and thereafter it is anticipated that CSB would merge into the Company's affiliate, First National Bank in Cleburne.

CSB is a state chartered banking association chartered in 1980. CSB has total assets of $83,000,000 and deposits of $76,000,000, and operates two full service locations, one in Cleburne, Texas and a branch in nearby Alvarado, Texas. The Company's affiliated bank in Cleburne, Texas, First National Bank in Cleburne, has total assets of $100,000,000 and operates locations in Cleburne, Texas and Burleson, Texas.

Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Operating Results

For the six months ended June 30, 1998, the Company's net income amounted to $10.99 million, or $1.27 per basic share, compared to $9.94 million, or $1.16 per basic share, earned in the first half of 1997. Net income for the second quarter 1998 totaled $5.61 million, or $ .65 per basic share. In the second quarter 1997, the Company reported net income of $5.05 million, or $ .59 per basic share. Earnings for the second quarter and first six months of 1998 represent increases of 11.1% and 10.6%, respectively. Return on average assets and return on average equity for the six months ended June 30, 1998, amounted to 1.45% and 14.75%, respectively. The Company's return on average assets and return on average equity for the same period last year amounted to 1.54% and 14.74%, respectively.

Net interest income for the six months ended June 30, 1998, was $3.53 million above 1997 and resulted primarily from loan growth. The net interest margin for the first six months of 1998 was 4.55% as compared to 4.65% for the same period last year. Higher average rates on interest bearing liabilities were the main factor in the lower net interest margin.

Noninterest income for the six months ended June 30, 1998, amounted to $10.36 million as compared to $9.0 million for the same period last year. Trust fees and deposit accounts acquired through a purchase acquisition completed in September contributed to increases in Trust fees and deposit services of $449 thousand and $492 thousand, respectively. For the six months ended June 30, 1998, real estate mortgage fees and gain on sale of foreclosed assets increased $243 thousand and $208 thousand, respectively, over the 1997 amounts and were primary factors contributing to the improvement in other noninterest income.

Noninterest expense for the first six months of 1998 totaled $24.40 million, an increase of $3.50 million over the same period last year. Higher employee costs and goodwill amortization were primary factors contributing to the increase. Communication expense, professional service fees, and correspondent bank service charges were factors in the higher level of other noninterest expense which increased $683 thousand from the 1997 first six months total. Excluding the effect of the Company's purchase acquisition completed in September 1997, total noninterest expense increased approximately $1.4 million, or 6.8%. The Company's key indicator of operating efficiency, noninterest expense as a percent of net interest income and noninterest income, for the first six months of 1998 was 58.79% as compared to 56.95% for the same period in 1997.

Balance Sheet Review

Total assets at June 30, 1998, amounted to $1.537 billion as compared to $1.574 billion at December 31, 1997, and $1.323 billion at June 30, 1997. Approximately $155 million of growth in assets over June 30, 1997, resulted from an acquisition finalized in September 1997. The June 30, 1998, decline in total assets from the year-end 1997 balance reflects a seasonal decrease in total deposits. The balance sheets presented reflect normal recurring adjustments and accruals.

Loans at June 30, 1998, totaled $728 million as compared to $709 million at year-end 1997 and $607 million at June 30, 1997. The previously mentioned 1997 acquisition accounted for approximately $60 million in growth over the June 30, 1997, balance.

Investment securities at June 30, 1998, totaled $564 million as compared to $583 million at year-end 1997 and $544 million at June 30, 1997. The net unrealized gain in the investment portfolio at June 30, 1998, amounted to $3.3 million as compared to a $2.9 million unrealized gain at December 31, 1997. With an overall yield of 6.20%, the investment portfolio continues to provide a positive contribution to the Company's earnings. Approximately $234 million, or 41%, of the portfolio matures within two years which protects the Company from signficant interest rate risk should interest rates move up. At June 30, 1998, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment securities at June 30, 1998, included structured notes with an amortized cost of $7.02 million and an approximate market value of $6.95 million. Total deposits at June 30, 1998, amounted to $1.370 billion as compared to $1.413 billion at year-end 1997 and $1.171 billion at June 30, 1997. The decrease from December 31, 1997, is considered temporary and not indicative of a downward trend in total deposits. The 1997 acquisition accounted for approximately $155 million in total deposit growth from June 30, 1997.

Nonperforming assets at June 30, 1998, totaled $3.9 million, or .53% of loans and foreclosed assets, and were down $900 thousand from the December 31, 1997, amount. At June 30, 1998, the allowance for loan losses amounted to 244.2% of nonperforming assets. Management is not aware of any material classified credit not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate. During 1998, the markets in which the subsidiary banks operate have experienced a lack of rainfall. Management continues to assess the impact this may have to its agricultural lending and, if required, will provide adjustments to the allowance when the impact is known.

Liquidity and Capital

The Company's consolidated statements of cash flows are presented on page 7 of this report. At June 30, 1998, the balance sheet reflects adequate liquidity, and the parent company had $9 million available under its $10 million line of credit. Total equity capital amounted to $154.9 million at June 30, 1998, which was up from $148.2 million at year-end 1997 and $141.7 million at June 30, 1997. The Company's risk-based capital and leverage ratios at June 30, 1998, were 16.21% and 8.76%, respectively. The second quarter cash dividend of $ .275 per share totaled $2.4 million and represented 42.5% of earnings. On July 28, 1998, the Company declared a $ .275 per share cash dividend which is payable October 1, 1998.

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






                                            FIRST FINANCIAL BANKSHARES, INC.


Date  August 12, 1998                       By:/S/CURTIS R. HARVEY
------------------------                       ----------------------------
                                               Curtis R. Harvey
                                               Executive Vice President and
                                               Chief Financial Officer




Date  August 12, 1998                       By:/S/SANDY LESTER
------------------------                       ----------------------------
                                               Sandy Lester
                                               Secretary-Treasurer