Form 10-Q
period 1998-09-30
FIRST FINANCIAL BANKSHARES INC
filed 1998-11-12
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                    Commission File Number
  September 30, 1998                                            0-7674
---------------------                                     --------------------


                        FIRST FINANCIAL BANKSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)


      Texas                                                   75-0944023
---------------                                         ----------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                           Identification No.)


400 Pine Street, Abilene, Texas                                  79601
-------------------------------                         ----------------------
(Address of Executive Offices)                                (Zip Code)

                  Registrant's Telephone Number (915) 627-7155

           Securities Registered Pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------

                    Common Stock, Par Value $10.00 Per Share
                    ----------------------------------------
                                (Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                              --- ---

         There were 8,667,173 shares of common stock outstanding as of November 10, 1998.

                                TABLE OF CONTENTS

                                     PART I


                              FINANCIAL INFORMATION

    Item                                                            Page




      1.     Consolidated Financial Statements and Notes
              to Consolidated Financial Statements                    4


      2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     11


             Signatures                                              15

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 1998 and 1997, and December 31, 1997, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 1998 and 1997, and the changes in shareholders' equity for the year ended December 31, 1997 and nine months ended September 30, 1998, and the cash flows for the nine months ended September 30, 1998 and 1997, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                 September 30,
                                                                     -------------------------------------
                                                                           1998                  1997               December 31,
                                                                       (Unaudited)            (Unaudited)               1997
                                                                     --------------         --------------         --------------
ASSETS
    Cash and due from banks                                         $    69,624,356        $    77,919,838        $    88,795,827
    Interest-bearing deposits in banks                                      203,837                498,620                398,671
    Federal funds sold                                                   63,426,882            114,811,597            114,485,839
    Investment securities:
       Securities held to maturity (approximate market value
       of $370,418,770 and $437,147,519, at September 30, 1998
       and 1997, and $414,160,027 at December 31, 1997)                 364,923,235            433,326,026            411,857,644
       Securities available for sale, at approximate market value       192,055,857            138,918,365            170,697,516
                                                                     --------------         --------------         --------------
              Total investment securities                               556,979,092            572,244,391            582,555,160

    Loans                                                               763,888,458            682,466,812            716,792,426
        Less: Allowance for loan losses                                   9,124,252             10,653,376             10,288,200
              Unearned discount                                           6,051,725              8,267,204              7,853,724
                                                                     --------------         --------------         --------------
        Net loans                                                       748,712,481            663,546,232            698,650,502

    Bank premises and equipment - net                                    41,658,253             41,766,457             41,501,074
    Goodwill                                                             21,897,272             23,456,019             23,054,329
    Other assets                                                         23,916,310             22,292,727             24,067,522
                                                                     --------------         --------------         --------------

TOTAL ASSETS                                                        $ 1,526,418,483        $ 1,516,535,881        $ 1,573,508,924
                                                                     ==============         ==============         ==============

LIABILITIES
    Noninterest-bearing deposits                                    $   287,856,512        $   282,064,874        $   311,318,296
    Interest-bearing demand deposits                                    380,987,726            370,677,702            399,745,364
    Interest-bearing time deposits                                      684,954,936            701,084,838            701,660,161
                                                                     --------------         --------------         --------------
       Total deposits                                                 1,353,799,174          1,353,827,414          1,412,723,821

    Dividends payable                                                     2,382,828              2,105,210              2,162,899
    Other short-term borrowings                                             150,000              6,305,000              4,770,000
    Other liabilities                                                    10,187,164              9,233,943              5,625,741
                                                                     --------------         --------------         --------------

       Total liabilities                                              1,366,519,166          1,371,471,567          1,425,282,461
                                                                     --------------         --------------         --------------

SHAREHOLDERS' EQUITY
    Capital stock - $10 par value;
       20,000,000 shares authorized                                      86,648,300             86,372,810             86,515,950
    Capital surplus                                                      36,362,237             36,319,537             36,350,673
    Retained earnings                                                    34,707,633             22,143,724             24,996,973
    Unrealized gain (loss) on investment securities
       available for sale                                                 2,181,147                228,243                362,867
                                                                     --------------         --------------         --------------

       Total shareholders' equity                                       159,899,317            145,064,314            148,226,463
                                                                     --------------         --------------         --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 1,526,418,483        $ 1,516,535,881        $ 1,573,508,924
                                                                     ==============         ==============         ==============


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                     -------------------------   -------------------------
                                                                         1998         1997          1998           1997
                                                                     -----------   -----------   -----------   -----------
INTEREST INCOME
    Loans, including fees ........................................   $17,345,562   $14,660,816   $50,630,964   $42,916,941
    Investment income - taxable ..................................     7,516,193     7,756,797    23,841,324    23,043,280
    Investment income - tax exempt ...............................       825,637       435,201     2,068,735     1,227,594
    Interest on interest bearing deposits ........................         2,964         7,679        10,882        33,958
    Interest on federal funds sold and other .....................     1,032,339       910,639     3,162,942     2,189,615
                                                                     -----------   -----------   -----------   -----------
    Total interest income ........................................    26,722,695    23,771,132    79,714,847    69,411,388

INTEREST EXPENSE
    Interest-bearing deposits ....................................    11,019,675     9,739,254    33,060,521    28,112,830
    Short-term borrowings ........................................        23,591         7,095       150,287        12,000
                                                                     -----------   -----------   -----------   -----------
    Total interest expense .......................................    11,043,266     9,746,349    33,210,808    28,124,830
                                                                     -----------   -----------   -----------   -----------

NET INTEREST INCOME ..............................................    15,679,429    14,024,783    46,504,039    41,286,558
    Provision for loan losses ....................................       245,000       252,500       664,500       686,000
                                                                     -----------   -----------   -----------   -----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES ....................................    15,434,429    13,772,283    45,839,539    40,600,558

NONINTEREST INCOME
    Trust fees ...................................................     1,176,347       988,318     3,578,476     2,941,191
    Service fees on deposit accounts .............................     2,852,716     2,561,722     8,162,935     7,363,782
    Other ........................................................     1,359,608     1,270,694     4,010,569     3,518,882
                                                                     -----------   -----------   -----------   -----------
      Total noninterest income                                         5,388,671     4,820,734    15,751,980    13,823,855

NONINTEREST EXPENSE
    Salaries and employee benefits ...............................     6,407,312     5,611,710    18,982,674    16,446,536
    Net occupancy and equipment expenses .........................     1,016,230       921,394     2,946,729     2,665,503
    Equipment expense ............................................       996,052       954,809     2,910,518     2,581,095
    Goodwill amortization ........................................       402,053       101,691     1,205,536       300,941
    Other ........................................................     3,684,735     3,361,691    10,863,770     9,851,485
                                                                     -----------   -----------   -----------   -----------
      Total noninterest expense                                       12,506,382    10,951,295    36,909,227    31,845,560
                                                                     -----------   -----------   -----------   -----------

EARNINGS BEFORE INCOME TAXES .....................................     8,316,718     7,641,722    24,682,292    22,578,853
    Provision for income taxes ...................................     2,666,708     2,530,439     8,042,220     7,531,930
                                                                     -----------   -----------   -----------   -----------

NET EARNINGS .....................................................   $ 5,650,010   $ 5,111,283   $16,640,072   $15,046,923
                                                                     ===========   ===========   ===========   ===========


BASIC EARNINGS PER SHARE .........................................   $      0.59   $      0.54   $      1.75   $      1.59

EARNINGS PER SHARE, ASSUMING DILUTION ............................   $      0.59   $      0.54   $      1.74   $      1.58

DIVIDENDS PER SHARE ..............................................   $      0.25   $      0.23   $      0.73   $      0.65


See notes to consolidated financial statements.

                                       -5-

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,
                                                                     ----------------------------   ----------------------------
                                                                         1998            1997           1998            1997
                                                                     ------------    ------------   ------------    ------------

NET EARNINGS .....................................................   $  5,650,010    $  5,111,283   $ 16,640,072    $ 15,046,923

    Other items of comprenshive earnings:

       Change in unrealized gain on investment
         securities available for sale, before tax                      2,594,843         415,660      2,801,286         754,393

       Reclassification adjustment for realized (gains) losses
         on investment securities included in net earnings                 (5,511)          2,748         (3,932)         (1,867)
                                                                     ------------    ------------   ------------    ------------

            Total other items of comprehensive earnings                 2,589,332         418,408      2,797,354         752,526
                                                                     ------------    ------------   ------------    ------------

OTHER COMPREHENSIVE
    EARNINGS, BEFORE TAX .........................................      8,239,342       5,529,691     19,437,426      15,799,449

       Income tax expense related to other
         items of comprehensive earnings                                  906,266         146,443        979,074         263,384
                                                                     ------------    ------------   ------------    ------------


COMPREHENSIVE EARNINGS ...........................................   $  7,333,076    $  5,383,248   $ 18,458,352    $ 15,536,065
                                                                     ============    ============   ============    ============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                       Unrealized
                                                                                                       Gain (Loss)
                                                                                                      On Investment
                                                     Capital Stock                                      Securities      Total
                                                ------------------------     Capital       Retained     Available    Shareholders'
                                                 Shares        Amount        Surplus       Earnings      For Sale       Equity
                                                ---------   ------------  ------------   ------------  -----------  --------------
Balances at December 31, 1996                   6,718,886   $ 67,188,860  $ 36,874,707   $ 27,363,902  $  (266,623) $  131,160,846

     Adjustments for pooling of interests         216,442      2,164,420      (521,224)     2,658,712       (4,283)      4,297,625
                                                ---------   ------------  ------------   ------------  -----------  --------------

Balances at January 1, 1997                     6,935,328     69,353,280    36,353,483     30,022,614     (270,906)    135,458,471

     Net earnings                                       -              -             -     20,063,105            -      20,063,105

     Stock issuances                               34,873        348,730        (2,810)             -            -         345,920

     Cash dividends declared                            -              -             -     (8,274,806)           -      (8,274,806)

     Stock split effected in
      the form of a dividend                    1,681,394     16,813,940             -    (16,813,940)           -               -

     Change in unrealized gain (loss)                   -              -             -              -      633,773         633,773
                                                ---------   ------------  ------------   ------------  -----------  --------------

Balances at December 31, 1997                   8,651,595     86,515,950    36,350,673     24,996,973      362,867     148,226,463

     Net earnings                                       -              -             -     16,640,072            -      16,640,072

     Stock issuances                               13,235        132,350        11,564              -            -         143,914

     Cash dividends declared                            -              -             -     (6,929,412)           -      (6,929,412)

     Change in unrealized gain                          -              -             -              -    1,818,280       1,818,280
                                                ---------   ------------  ------------   ------------  -----------  --------------


Balances at September 30,1998  (unaudited)      8,664,830   $ 86,648,300  $ 36,362,237   $ 34,707,633  $ 2,181,147  $  159,899,317
                                                =========   ============  ============   ============  ===========  ==============

See notes to consolidated financial statements.



                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                    ------------------------------
                                                                                                         1998             1997
                                                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings ...............................................................................   $  16,640,072    $  15,046,923
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation and amortization ..........................................................       4,378,779        3,079,008
         Provision for loan losses ..............................................................         664,500          686,000
         Premium amortization, net of discount accretion ........................................       1,527,734          721,844
         Gain on sale of assets .................................................................          (1,279)          (8,487)
         Deferred federal income tax benefit ....................................................        (233,020)        (203,518)
         Increase in other assets ...............................................................      (1,057,949)        (262,110)
         Increase in other liabilities ..........................................................       4,561,423        1,755,826
                                                                                                    -------------    -------------
            Total adjustments                                                                           9,840,188        5,768,563
                                                                                                    -------------    -------------
         Net cash provided by operating activities ..............................................      26,480,260       20,815,486

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest-bearing deposits in banks .........................................         194,834          489,874
     Cash and cash equivalents received through purchase
     of assets and liabilities, net of cash paid ................................................            --         70,702,534
     Proceeds from sale of securities available for sale ........................................       4,064,365        8,568,116
     Proceeds from maturity of securities available for sale ....................................      95,916,498        4,647,185
     Proceeds from maturity of securities held to maturity ......................................     162,119,691      169,975,814
     Purchase of securities available for sale ..................................................    (116,219,621)     (97,157,778)
     Purchase of securities held to maturity ....................................................    (119,031,313)    (136,216,613)
     Net increase in loans ......................................................................     (50,748,079)     (12,645,088)
     Capital expenditures .......................................................................      (3,404,762)      (3,880,468)
     Proceeds from sale of assets ...............................................................         507,915          325,418
                                                                                                    -------------    -------------
         Net cash used in investing activities ..................................................     (26,600,472)       4,808,994

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-bearing deposits ...............................................     (23,461,784)     (17,722,275)
     Net (decrease) increase in interest-bearing deposits .......................................     (35,462,863)      47,629,419
     Net (decrease) increase in other short-term borrowings .....................................      (4,620,000)       6,090,000
     Proceeds from stock issuances ..............................................................         143,914          203,117
     Dividends paid .............................................................................      (6,709,483)      (5,887,938)
                                                                                                    -------------    -------------
         Net cash used in financing activities ..................................................     (70,110,216)      30,312,323
                                                                                                    -------------    -------------

     Net (decrease) increasein cash and cash equivalents ........................................     (70,230,428)      55,936,803

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................................................     203,281,666      136,794,632
                                                                                                    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................................   $ 133,051,238    $ 192,731,435
                                                                                                    =============    =============

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid ..............................................................................   $  33,038,532    $  27,779,907
     Federal income tax paid ....................................................................       8,269,043        7,808,774
     Assets acquired through foreclosure ........................................................          21,600           40,585
     Change in unrealized gain on investment securities available for sale ......................       2,801,286          762,533

     The Company  purchased  certain assets and liabilities  from the San Angelo branch  of Texas  Commerce  Bank for cash,  along  with  assumption  of certain liabilities (primarily deposits)
           Fair value of assets acquired (other than cash).......................................            --         85,044,234
           Liabilities assumed...................................................................            --        155,746,768
           Cash acquired.........................................................................            --         70,702,534


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

Note 2 - Earnings Per Share

    Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the quarters and nine-month periods ended September 30, 1998 and 1997, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended September 30, 1998 and 1997, was 9,529,879 and 9,498,368 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the nine-month periods ended September 30, 1998 and 1997, was 9,526,003 and 9,489,857 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended September 30, 1998 and 1997, was 9,584,385 and 9,565,782 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the nine-month periods ended September 30, 1998 and 1997, was 9,585,314 and 9,554,701 shares, respectively.

     The Company's per share financial information has been adjusted to reflect the 10 percent stock dividend declared on October 27, 1998, payable on December 1, 1998, to shareholders of record on November 16, 1998.

Note 3 - Pending Acquisition

    On September 4, 1998, First Financial Bankshares, Inc. (the "Company") executed a Stock Exchange Agreement with Cleburne State Bank ("CSB") to acquire all of the issued and outstanding shares of the common stock of CSB. The Board of Governors of the Federal Reserve System approved the proposed acquisition on October 21, 1998.

     The Registration Statement filed with the Securities and Exchange Commission became effective November 6, 1998 and a Prospectus was mailed to CSB shareholders offering 2.1073 shares of the Company's stock for each share of CSB stock. The Company plans to account for the CSB acquisition as an immaterial pooling-of-interests. It is anticipated that the transaction will be completed in December 1998. It is also anticipated that CSB will be merged into the Company's subsidiary bank, First National Bank in Cleburne during the first quarter of 1999.

    CSB is a state chartered banking association chartered in 1980. CSB has total assets of $84,000,000 and deposits of $76,000,000, and operates two full service locations, one in Cleburne, Texas and a branch in nearby Alvarado, Texas. The Company's subsidiary bank in Cleburne, Texas, First National Bank in Cleburne, has total assets of $103,000,000 and operates locations in Cleburne, Texas and Burleson, Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results
-----------------

For the nine months ended September 30, 1998, the Company's net income amounted to $16.6 million, or $1.75 per basic share. For the same period last year, net income amounted to $15.0 million, or $1.59 per basic share. Net income for the third quarter 1998 totaled $5.6 million, or $0.59 per basic share, as compared to $5.1 million, or $0.54 per basic share, earned in the third quarter of 1997. Per share amounts for all periods have been adjusted to reflect the 10 percent dividend declared on October 27,1998, payable on December 1,1998 to shareholders of record on November 16, 1998. Return on average assets and return on average equity for the nine months ended September 30,1998, amounted to 1.45 percent and
14.65 percent, respectively. The Company's return on average assets and return on average equity for the same period last year amounted to 1.54 percent and
14.50 percent, respectively.

Net interest income for the nine months ended September 30, 1998, amounted to $46.5 million, up $5.2 million from the same period last year. Net interest income for the third quarter amounted to $15.7 million, an increase of $1.7 million over the third quarter of 1997. The improvement in net interest income resulted primarily from growth in average loans. The net interest margin of 4.54 percent through September 30, 1998, represents a decrease from 4.63 percent for the same period last year and is attributable to higher rates on interest-bearing liabilities during 1998. For the nine months ended September 30, 1998, the provision for loan losses amounted to $665 thousand as compared to $686 thousand for the same period in 1997. For the third quarter, the provision for loan losses was $245 thousand, as compared to $253 thousand in the third quarter of 1997.

Total noninterest income for the nine months ended September 30, 1998, amounted to $15.7 million as compared to the prior year total of $13.8 million. Through September 30, 1998, trust fees and service fees on deposit accounts were up $637 thousand and $799 thousand, respectively. Trust accounts and deposit accounts added through a purchase transaction in September 1997 contributed to these increases. Through the third quarter of 1998, real estate mortgage fees and ATM fees were up $319 thousand and $225 thousand, respectively, from the prior year amounts and were the primary factors contributing to the improvement in other noninterest income. For the third quarter 1998, total noninterest income was up $567 thousand over the same quarter last year and resulted primarily from higher trust fees and service fees on deposit accounts.

Noninterest expense for the first nine months of 1998 totaled $36.9 million, an increase of $5.1 million over the same period last year. Higher employee costs and goodwill amortization were the primary factors contributing to the increase. Communication expense, professional service fees, and correspondent bank service charges were factors in the higher level of other noninterest expense which increased $1.0 million from the 1997 nine months total. Excluding the effect of the Company's purchase acquisition completed in September 1997, total noninterest expense increased approximately $2.1 million, or 6.6 percent. The Company's key indicator of operating efficiency, noninterest expense as a percent of net interest income and noninterest income, for the year-to-date through September 1998 was 58.66 percent as compared to 58.79 percent for the same period in 1997. For the third quarter of 1998, noninterest expense amounted to $12.5 million, an increase of $1.6 million from the same period last year and resulted primarily from increased employee costs and goodwill amortization.

Balance Sheet Review
--------------------

Total assets at September 30, 1998, amounted to $1.526 billion as compared to $1.574 billion at December 31, 1997, and $1.517 billion at September 30, 1997. The September 30, 1998, decline in total assets from the year-end 1997 balance reflects a seasonal decrease in total deposits. The balance sheets presented reflect normal recurring adjustments and accruals.

Loans at September 30, 1998, totaled $758 million as compared to $709 million at year-end 1997 and $674 million at September 30, 1997. Investment securities at September 30, 1998, totaled $557 million as compared to $583 million at year-end 1997 and $572 million at September 30, 1997. The net unrealized gain in the investment portfolio at September 30, 1998, amounted to $8.9 million as compared to a $2.9 million unrealized gain at December 31, 1997. Approximately $220 million, or 40 percent, of the portfolio matures within two years which protects the Company from significant interest rate risk should interest rates move up. The investment portfolio has an overall yield of 6.15 percent and at September
30, 1998, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment securities at September 30, 1998, included structured notes with an amortized cost of $7.0 million and an approximate market value of $6.9 million. Total deposits at September 30, 1998, amounted to $1.367 billion as compared to $1.413 billion at year-end 1997 and $1.354 billion at September 30, 1997.

Nonperforming assets at September 30, 1998, totaled $3.4 million, or .45 percent of loans and foreclosed assets, and were down $1.4 million from the December 31, 1997, amount. At September 30, 1998, the allowance for loan losses amounted to
267.5 percent of nonperforming assets. Management is not aware of any material classified credit not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate. During 1998, the markets in which the subsidiary banks operate have experienced a lack of rainfall. Management continues to assess the impact this may have to its agricultural lending and, as required, will provide adjustments to the allowance for loan losses.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 8 of this report. At September 30, 1998, the parent company had no debt outstanding under its $18 million line of credit with an unaffiliated financial institution. Total equity capital amounted to $159.9 million at September 30, 1998, which was up from $148.2 million at year-end 1997 and $145.1 million at September 30, 1997. The Company's risk-based capital and leverage ratios at September 30, 1998, were 16.32 percent and 9.01 percent, respectively. The third quarter cash dividend of $0.25 per share totaled $2.4 million and represented 42.2 percent of third quarter earnings. On October 27, 1998, the Company declared a 10 percent stock dividend payable December 1, 1998, and a $0.275 per share cash dividend payable January 2, 1999.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. Each subsidiary bank has an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. Since year-end 1997, there has been no material change in the Company's interest rate risk.

Year 2000 Issue
---------------

The Year 2000 issue is a programming issue that may affect many electronic processing systems. Until relatively recently, in order to minimize the length of data fields, most date-sensitive programs eliminated the first two digits of the year. This issue could affect information technology ("IT") systems and date-sensitive embedded technology that controls certain systems (such as telecommunications systems, security systems, etc.) leaving them unable to properly recognize or distinguish dates in the twentieth and twenty-first centuries and thereafter. For example, date-sensitive calculations may treat "00" as the year 1900 rather than the year 2000. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

The Company has completed its initial Year 2000 compliance assessment of its core IT systems, which include loan, deposit and check processing systems. These core IT systems are licensed from third parties, and these third parties have warranted to the Company that their system is Year 2000 compliant. The Company anticipates performing and completing compliance testing of these core IT systems during the quarter ended December 31, 1998. There can be no assurance, however, that these core IT systems will be Year 2000 compliant by December 31, 1999. If any of these core IT systems are not Year 2000 compliant by December 31, 1999, then the Year 2000 issue will have a material adverse effect on the operations, financial condition and results of operations of the Company.

The Company has also completed its initial Year 2000 compliance assessment of its other IT systems, which includes automatic teller machine software systems. These other IT systems are also licensed from third parties. These third parties have either assured the Company that their system is Year 2000 compliant or identified necessary system upgrades to make their system Year 2000 compliant. The Company anticipates receiving the necessary systems upgrades and completing Year 2000 compliance testing of these other IT systems by March 31, 1999. There can be no assurance that these other IT systems will be Year 2000 compliant by December 31, 1999. If any of these other IT systems are not Year 2000 compliant by December 31, 1999, then the Year 2000 issue could have a material adverse effect on the operations, financial condition and results of operations of the Company.

The Year 2000 issue may also affect the Company's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The Company does not believe that the cost to modify or replace such technology to make it Year 2000 compliant will be material. But, if such modifications or replacements, if required, are not made, the Year 2000 issue could have a material adverse effect on the operations, financial condition and results of operations of the Company.

Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses and other entities that provide data to, or receive data from, the Company or any of its subsidiaries, or whose financial condition or operations are important to the Company or any of its subsidiaries, such as bank regulatory agencies, the Federal Reserve banking system, and significant suppliers and customers. The Company is initiating communications with significant customers and vendors to evaluate the risk of their failure to be Year 2000 compliant and the extent to which the Company may be vulnerable to such failure. There can be no assurance that the systems of these third parties will be Year 2000 compliant by December 31, 1999, or that the failure of these third parties to be Year 2000 compliant will not have a material adverse effect on the operations, financial condition and results of operation of the Company.

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Company's consolidated operating results. The Company estimates incurring costs of $200,000 for Year 2000 compliance testing and its communications program, which will be recorded as noninterest expense. The Company also estimates the cost of system upgrades to be approximately $800,000, which will be capitalized and amortized over future periods. The Company intends to fund these costs with cash from operations.

The Company believes that the most significant Year 2000 issue risks relate to third parties' failures to be Year 2000 compliant. But, because the Company's assessment of and solution implementation for the Year 2000 issue is still in process, the Company has not yet developed contingency plans for these risks and the risk of the Company's failure to be Year 2000 compliant. Management intends to complete contingency plans for the Year 2000 issue by December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         FIRST FINANCIAL BANKSHARES, INC.


Date November 12, 1998                   By:/S/CURTIS R. HARVEY
     -----------------                      -----------------------------------
                                            Curtis R. Harvey
                                            Executive Vice President and
                                            Chief Financial Officer




Date November 12, 1998                   By:/S/SANDY LESTER
     -----------------                      -----------------------------------
                                            Sandy Lester
                                            Secretary-Treasurer