Form 10-K
period 1998-12-31
FIRST FINANCIAL BANKSHARES INC
filed 1999-03-29
CIK 36029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                          Commission file number 0-7674
                        First Financial Bankshares, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                Texas                                          75-0944023
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

             400 Pine Street
             Abilene, Texas                                       79601
     (Address of Principal Executive Offices)                  (Zip Code)

     Registrant's telephone number, including area code:     (915) 627-7155

Securities registered pursuant to Section 12(b) of the Act:

             Title of Class                 Name of Exchange on Which Registered
             --------------                 ------------------------------------
                  None                                       N/A
Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $10.00 per share
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 5, 1999, the aggregate market value of voting stock held by non-affiliates was $279,250,016.

     As of March 5, 1999, there were 9,953,683 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

     The Proxy Statement for the 1999 Annual Meeting is incorporated into Part III of this Form 10-K by reference.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

FORWARD-LOOKINGSTATEMENTS......................................................1


PART I

   ITEM 1.     BUSINESS........................................................1
   ITEM 2.     PROPERTIES.....................................................10
   ITEM 3.     LEGAL PROCEEDINGS..............................................10
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............10

PART II

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS........................................................10
   ITEM 6.     SELECTED FINANCIAL DATA........................................11
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS......................................12
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....22
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................22
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.......................................23

PART III

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............24
   ITEM 11.    EXECUTIVE COMPENSATION.........................................24
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................24
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................24

PART IV

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.......................................................24

SIGNATURES

                           FORWARD-LOOKING STATEMENTS


     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to First Financial Bankshares, Inc. ("Bankshares" or the "Company") or its management, identify forward-looking statements. These forward-looking statements are based on information currently available to Bankshares' management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to general economic conditions, actions taken by the Federal Reserve Board (as defined below), legislative and regulatory actions and reforms, competition and other factors described in "PART II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements reflect the current views of Bankshares' management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of Bankshares. All subsequent written and oral forward-looking statements attributable to Bankshares or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

                                     PART I

ITEM 1.       BUSINESS

General
-------

     First Financial Bankshares, Inc., a Texas corporation, is a multibank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"). As such, Bankshares is supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Bankshares was formed in
1956 under the original name F & M Operating Company. By virtue of a series of reorganizations, mergers, and acquisitions since 1956, Bankshares now owns, through its wholly-owned Delaware subsidiary, First Financial Bankshares of Delaware, Inc., nine banks organized and located in Texas. These nine banks are First National Bank of Abilene, Abilene, Texas; Hereford State Bank, Hereford, Texas; First National Bank, Sweetwater, Texas; Eastland National Bank, Eastland, Texas; The First National Bank in Cleburne, Cleburne, Texas; Stephenville Bank and Trust Co., Stephenville, Texas; San Angelo National Bank, San Angelo, Texas; Weatherford National Bank, Weatherford, Texas; and Texas National Bank, Southlake, Texas (collectively, the "First Financial Banks").

     Bankshares' service centers are located primarily in North Central and West Texas. Considering the branches and locations of all First Financial Banks, as of December 31, 1998, Bankshares had 26 financial centers across Texas, with six locations in Abilene, four locations in Cleburne, two locations in Stephenville, two locations in San Angelo, three locations in Weatherford, and one location each in Hereford, Sweetwater, Eastland, Southlake, Alvarado, Burleson, Trophy Club, and Roby.

First Financial Bankshares, Inc.
--------------------------------

     Bankshares provides management and technical resources and policy direction to the First Financial Banks, which enables them to improve or expand their banking services while continuing their local activity and identity. Each of the First Financial Banks operates under the day-to-day management of its board of directors and officers, with substantial authority in making decisions concerning their own investments, loan policies, interest rates, and service charges. Bankshares provides resources and policy direction in, among other things, the following areas: (i) asset and liability management; (ii) accounting, budgeting, planning and insurance; (iii) capitalization; and (iv) regulatory compliance. In particular, Bankshares assists its banks with, among other things, decisions concerning major capital expenditures, employee fringe benefits, including pension plans and group insurance, dividend policies, and appointment of officers and directors and their compensation. Bankshares also performs, through corporate staff groups or by outsourcing to third parties, internal audits and loan reviews of its banks. Bankshares, through First National Bank of Abilene, provides advice to and specialized services for its banks related to lending, investing, purchasing, advertising, public relations, and computer services.

Services Offered by the First Financial Banks
---------------------------------------------

     Each of the First Financial Banks is a separate entity that operates under the day-to-day management of its own board of directors and officers. Each First Financial Bank provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans (including credit card services), automated teller machines, drive-in and night deposit services, safe deposit facilities, transmitting funds, and performing other customary commercial banking services. The First Financial Banks also administer pension plans, profit sharing plans and other employee benefit plans, act as stock transfer agents or stock registrars for corporations, and provide paying agent services. First National Bank of Abilene, First National Bank, Sweetwater, Stephenville Bank and Trust Co. and San Angelo National Bank have active trust departments. The trust departments offer a complete range of services to individuals, associations, and corporations. These services include administering estates, testamentary trusts, various types of living trusts, and agency accounts. In addition, First National Bank of Abilene, First National Bank in Cleburne, and San Angelo National Bank provide securities brokerage services through arrangements with various third parties.

Recent Developments
-------------------

     In December 1998, pursuant to a Stock Exchange Agreement and Plan of Reorganization, dated as of September 4, 1998, between Bankshares and Cleburne State Bank ("Cleburne"), as amended, Bankshares acquired Cleburne by exchanging 411,683 shares of its common stock for 99.3% of the outstanding shares of Cleburne common stock. Each Cleburne shareholder received 2.1073 shares of Bankshares common stock for each share of Cleburne common stock owned and cash in lieu of fractional shares. The total consideration paid by Bankshares for the Cleburne common stock tendered in exchange for Bankshares' common stock was $14,823,000, including the cash paid in lieu of fractional shares of Bankshares' stock. Cleburne operates two full-service locations, one in Cleburne, Texas, and one in nearby Alvarado, Texas, which locations are within 25 miles of Fort Worth, Texas, and should be considered part of the Fort Worth banking market. Cleburne provides a full range of both commercial and consumer banking services, including loans, checking accounts, savings programs, safe deposit facilities, access to automated teller machines, and credit card programs. Cleburne does not offer trust services. As of November 30, 1998, Cleburne had assets totaling $85,700,000 and shareholders' equity of $7,278,000. On March 5, 1999, Bankshares merged Cleburne with and into The First National Bank in Cleburne, a subsidiary bank of Bankshares, in accordance with applicable law.

Competition
-----------

     Commercial banking in Texas is highly competitive, and Bankshares, holding less than 1% of deposits, represents only a minor segment of the industry. To succeed in this industry, Management believes that banks must have the capability to compete in the areas of (i) interest rates paid or charged; (ii) scope of services offered, and (iii) prices charged for such services. The First Financial Banks compete in their respective service areas against highly competitive banks, savings and loan associations, small loan companies, credit unions, and brokerage firms, all of which are engaged in providing financial products and services and some of which are larger than the First Financial Banks in terms of capital, resources and personnel.

     Bankshares' business does not depend on any single customer or any few customers, the loss of any one of which would have a materially adverse effect upon the business of Bankshares. Customers of Bankshares and its banks include their officers and directors, as well as other entities with which they are affiliated. Bankshares and its banks may make loans to officers and directors, and entities with which they are affiliated, in the ordinary course of business. Bankshares and its banks make such loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans to directors, officers and their affiliates are also subject to certain restrictions under federal and state banking laws.

Employees
---------

     Bankshares and its banks employed approximately 730 full-time equivalent employees at March 1, 1999. Management believes that its employee relations have been and will continue to be good.

Supervision and Regulation
--------------------------

     Both federal and state laws extensively regulate bank holding companies and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation (the "FDIC"), although shareholders are also benefited. The following information describes particular laws and regulatory provisions relating to bank holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on the business of Bankshares and its banks.

     Bank Holding Companies

     Because Bankshares is a bank holding company, it is subject to regulation under the BHCA and its examination and reporting requirements. The BHCA provides that bank holding companies may not:

     (1) engage in any activities other than banking, managing and controlling banks, furnishing services to a bank that it owns and controls, or engaging in certain activities closely related to banking. Examples of activities that the Federal Reserve Board has determined to be closely related to banking, or to managing or controlling banks, include: (i) the making or acquiring of loans or other extensions of credit; (ii) servicing of loans; (iii) performing certain trust functions; (iv) acting or serving as an investment or financial advisor;
(v) providing certain securities brokerage services as agent for customers;  and
(vi) providing bookkeeping and data processing services for a bank holding company and its subsidiaries; or

     (2) (subject to certain limited exceptions) directly or indirectly acquire the ownership or control of more than five percent (5%) of any class of voting shares or assets of any company, including a bank, without the prior written approval of the Federal Reserve Board.

     The BHCA  provides  that the  Federal  Reserve  Board shall not approve any acquisition, merger or consolidation that may (i) substantially lessen competition in the banking industry, (ii) create a monopoly in any section of the country, or (iii) be a restraint of trade. However, the Federal Reserve Board may approve such a transaction if the convenience and needs of the community clearly outweigh any anti-competitive effects. Specifically, the Federal Reserve Board would consider, among other factors, the expected benefits to the public (greater convenience, increased competition, greater efficiency, etc.) against the risks of possible adverse effects (undue concentration of resources, decreased or unfair competition, conflicts of interest, unsound banking practices, etc.). Also, see "--Supervision and Regulation--Capital" for discussion of capital requirements of bank holding companies and "--Bankshares' Support of the First Financial Banks" for discussion of support requirements of bank holding companies.

     Banks

     Federal and state laws and regulations that govern banks have the effect of, among other things, regulating the scope of business, investments, cash reserves, the purpose and nature of loans, the maximum interest rate chargeable on loans, the amount of dividends declared, and required capitalization ratios.

     National Banking Associations. Banks that are organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency (the "OCC"). The OCC supervises, regulates and regularly examines the First National Bank of Abilene, First National Bank, Sweetwater, The First National Bank in Cleburne, Eastland National Bank, San Angelo National Bank, Weatherford National Bank and Texas National Bank, all of which were chartered under the National Bank Act. The OCC's supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act (i) requires each national banking association to maintain reserves against deposits, (ii) restricts the nature and amount of loans that may be made and the interest that may be charged, and (iii) restricts investments and other activities.

     State Banks. Banks that are organized as state banks under the Texas Finance Code (formerly the Texas Banking Code) are subject to regulation and examination by the Banking Commissioner of the State of Texas (the
"Commissioner"). The Commissioner regulates and supervises, and the Texas Banking Department regularly examines, Hereford State Bank and Stephenville Bank and Trust Co., which were chartered under the Texas Banking Code. The Commissioner's supervision and regulation of banks is primarily designed to protect the interests of depositors. The Texas Finance Code (i) requires each state bank to maintain reserves against deposits, (ii) restricts the nature and amount of loans that may be made and the interest that may be charged, and (iii) restricts investments and other activities.

     See "--Supervision and Regulation--Payment of Dividends" for discussion of restrictions on a bank's ability to pay dividends and "--Supervision and Regulation--Capital" for discussion of capital requirements of banks.

     Deposit Insurance

     Each First Financial Bank is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions and that does not exceed $100,000 per account. The First

Financial Banks must pay assessments to the FDIC under a risk-based assessment system for federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U.S. Treasury, the Federal Financing Bank and the Bank Insurance Fund member banks. As of December 31, 1998, the assessment rate for each of the First Financial Banks is at the lowest level risk-based premium available.

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (the "FIRREA"), an FDIC-insured depository institution can be held liable for any losses incurred by the FDIC in connection with (i) the "default" of one of its FDIC-insured subsidiaries or (ii) any assistance provided by the FDIC to one of its FDIC-insured subsidiaries "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

     The Federal Deposit Insurance Act (the "FDIA") requires that the FDIC review (i) any merger or consolidation by or with an insured bank, or (ii) any establishment of branches by an insured bank. The FDIC is also empowered to regulate interest rates paid by insured banks. Approval of the FDIC is also required before an insured bank retires any part of its common or preferred stock, or any capital notes or debentures. Insured banks that are also members of the Federal Reserve System, however, are regulated with respect to the foregoing matters by the Federal Reserve System.

     Payment of Dividends

     Bankshares is a legal entity separate and distinct from its banking and other subsidiaries. Bankshares receives most of its revenues from dividends paid to it by its Delaware holding company subsidiary. Similarly, the Delaware holding company subsidiary receives dividends from its bank subsidiaries. Described below are some of the laws and regulations that apply when the subsidiary banks and Bankshares pay dividends.

     Each state bank that is a member of the Federal Reserve System and each national banking association is required by federal law to obtain the prior approval of the Federal Reserve Board and the OCC, respectively, to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

     The First Financial Banks paid aggregate dividends of approximately $15.5 million in 1998 and approximately $16.3 million in 1997. Under the dividend restrictions discussed above, as of December 31, 1998, the First Financial Banks, without obtaining governmental approvals, could have declared in the aggregate additional dividends of approximately $13.8 million from retained net profits.

     To pay dividends, Bankshares and its banks also must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the OCC have each indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     Affiliate Transactions

     The Federal Reserve Act and the FDIA restrict the extent to which Bankshares can borrow or otherwise obtain credit from, or engage in certain other transactions with, its depository subsidiaries. These laws regulate "covered transactions" between insured depository institutions and their subsidiaries, on the one hand, and their nondepository affiliates, on the other hand. "Covered transactions" include a loan or extension of credit to a nondepository affiliate, a purchase of securities issued by such an affiliate, a purchase of assets from such an affiliate (unless otherwise exempted by the

Federal Reserve Board), an acceptance of securities issued by such an affiliate as collateral for a loan, and an issuance of a guarantee, acceptance, or letter of credit for the benefit of such an affiliate. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of "covered transactions" cannot exceed ten percent (10%) of the capital stock and the surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of "covered transactions" cannot exceed twenty percent (20%) of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute "covered transactions" must be collateralized in prescribed amounts. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Capital

     Bank Holding Companies. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The ratio of total capital ("Total Capital") to risk weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) must be a minimum of eight percent (8%). At least half of the Total Capital is to be composed of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder of Total Capital may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Bank holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent (3%). Bank holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent (3%) plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised Bankshares of any specific minimum leverage ratio applicable to it. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill, core deposit intangibles and purchased mortgage servicing rights). As of December 31, 1998, the capital ratios for Bankshares were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 16.03%; (2) Total Capital to Risk-Weighted Assets Ratio, 17.01%; and (3) Tier 1 Capital Leverage Ratio, 9.02%.

     Banks. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") established five capital tiers with respect to depository institutions: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (i) risk-based capital measures, (ii) a leverage ratio capital measure and (iii) certain other factors. Regulations establishing the specific capital tiers provide that a "well-capitalized" institution will have a total risk-based capital ratio of ten percent (10%) or greater, a Tier 1 risk-based capital ratio of six percent (6%) or greater, and a Tier 1 leverage ratio of five percent (5%) or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be "adequately capitalized", it will have a total risk-based capital ratio of eight percent (8%) or greater, a Tier 1 risk-based capital ratio of four percent (4%) or greater, and a Tier 1 leverage ratio of four percent (4%) or greater (in some cases three percent (3%)). For an institution to be "undercapitalized," it will have a total risk-based capital ratio that is less than eight percent (8%), a Tier 1 risk-based capital ratio less than four percent (4%) or a Tier 1 leverage ratio less than four percent (4%) (or a leverage ratio less than three percent (3%) if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be "significantly undercapitalized," it will have a total risk-based capital ratio less than six percent (6%), a Tier 1 risk-based capital ratio less than three percent (3%), or a Tier 1 leverage ratio less than three percent (3%). For an institution to be "critically undercapitalized," it will have a ratio of tangible equity to total assets equal to or less than two percent (2%). The FDICIA requires federal banking agencies to take "prompt corrective action" against depository institutions that do not meet minimum capital requirements. Under current regulations, the First Financial Banks were "well capitalized" as of December 31, 1998.

     The FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized." An "undercapitalized" institution must develop a capital restoration plan and its parent holding company must guarantee that institution's compliance with such plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent (5%) of the institution's assets at the time it became "undercapitalized" or the amount  needed  to bring  the  institution  into  compliance  with  all  capital standards. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. If a depository institution fails to submit an acceptable capital restoration plan, it shall be treated as if it is significantly undercapitalized. "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. Finally, the FDICIA requires the various regulatory agencies to set forth certain standards that do not relate to capital. Such standards relate to the safety and soundness of operations and management and to asset quality and executive compensation, and permit regulatory action against a financial institution that does not meet such standards.

     If an insured bank fails to meet its capital guidelines, it may be subject to a variety of other enforcement remedies, including a prohibition on the taking of brokered deposits and the termination of deposit insurance by the FDIC. Bank regulators continue to indicate their desire to raise capital requirements beyond their current levels.

     In addition to the FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Texas Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank's business, its total revenue, and the bank's total assets. As of December 31, 1998, all Texas-chartered banks owned by Bankshares exceeded the minimum ratios applied to them.

     Bankshares' Support of the First Financial Banks

     Under Federal Reserve Board policy, Bankshares is expected to commit resources to support each of its subsidiary banks. This support may be required at times when, absent such Federal Reserve Board policy, Bankshares would not otherwise be required to provide it. In addition, any loans by Bankshares to its banks would be subordinate in right of payment to deposits and to certain other indebtedness of its banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and be subject to a priority of payment.

     Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require the bank's shareholders to pay the deficiency on a pro-rata basis. If any shareholder refuses to pay the pro-rata assessment after three months notice, then the bank's board of directors must sell an appropriate amount of such shareholder's stock at a public auction to make up the deficiency. To the extent necessary, if a deficiency in capital still exist and the bank refuses to go into liquidation, then a receiver may be appointed to wind up the bank's affairs.

     Interstate Banking and Branching Act

     Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company is able to acquire banks in states other than its home state. Prior to September 29, 1995, federal law provided that the Federal Reserve Board could only approve interstate acquisitions by bank holding companies that were specifically authorized by the laws of the state in which the bank whose shares were to be acquired was located.

     The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under this act, each state had the opportunity to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, pursuant to this act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit it to do so. Although Texas has adopted legislation to "opt out" of the interstate branching provisions, which legislation expires on September 2, 1999, recent judicial decisions have invalidated this "opt-out" legislation. Both the OCC and the Texas Banking Department are presently accepting applications for interstate merger and branching transactions. The Texas Banking Department intends to submit proposed legislation that would codify the judicial authority for interstate merger and branching transactions to the Texas legislature during the 1999 legislative session.

     Community Reinvestment Act of 1977

     The Community Reinvestment Act of 1977 (the "CRA") subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The First Financial Banks have taken significant actions to comply with the CRA, and each has received at least a "satisfactory" commendation in its most recent review by federal regulators with respect to its compliance with the CRA. Both the United States Congress and the banking regulatory authorities have proposed substantial changes to the CRA and fair lending laws, rules and regulations, and there can be no certainty as to the effect, if any, that any such changes would have on the First Financial Banks.

     Monetary Policy

     Banks are affected by the credit policies of other monetary authorities, including the Federal Reserve Board, that affect the national supply of credit. The Federal Reserve Board regulates the supply of credit in order to influence general economic conditions, primarily through open market operations in United States government obligations, varying the discount rate on financial
institution   borrowings,   varying  reserve   requirements   against  financial
institution   deposits,   and  restricting   certain   borrowings  by  financial
institutions and their subsidiaries. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

     Pending and Proposed Legislation

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or bills being enacted and the impact they might have on Bankshares and its banks cannot be determined at this time.

Statistical Disclosure

     The following tables provide information required by the Exchange Act Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" that has not been included in "PART II, Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Composition of Loans (in thousands):

                                                                             December 31,
                                                   ----------------------------------------------------------------
                                                      1998          1997         1996         1995         1994
                                                   -----------  -----------  -----------  -----------   -----------

         Commercial, financial and agricultural..  $   278,647  $   286,630  $   240,271  $   219,792   $   183,929
         Real estate - construction..............       36,721       34,100       22,887       20,206        13,615
         Real estate - mortgage..................      198,447      177,658      152,350      131,801       141,227
         Consumer................................      265,729      245,068      189,307      164,231       135,709
                                                   -----------  -----------  -----------  -----------   -----------
                                                   $   779,544  $   743,456  $   604,815  $   536,030   $   474,480
                                                   ===========  ===========  ===========  ===========   ===========


     Loan Concentrations

     Other than the classifications shown above, Bankshares had no loans outstanding at December 31, 1998 that represented more than 10% of total loans.

     Maturity Distribution and Interest Sensitivity of Loans at December 31, 1998 (in thousands):

     The following table summarize maturity and yield information for the commercial, financial, and agricultural and real estate construction portion of the loan portfolio as of December 31, 1998:

                                                                   After One
                                                                     Year
                                                 One Year           Through        After Five
                                                  or less         Five years          Years            Total
                                                -----------     ------------       -----------      -----------
     Commercial, financial, and agricultural... $   180,693     $     82,106       $    15,848      $   278,647
     Real estate-- construction................      28,387            8,334                --           36,721
                                                -----------     ------------       -----------      -----------
                                                $   209,080     $     90,440       $    15,848      $   315,368
                                                ===========     ============       ===========      ===========


                                                                  Maturities
                                                                After One Year
     Loans with fixed interest rates..........................  $     57,854
     Loans with floating or adjustable interest rates.........        48,434
                                                                ------------
                                                                $    106,288

     Potential Problem Loans

     Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans that are deemed to be potential problems. Potential problem loans are those loans that are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $399 thousand as of December 31, 1998.

     Composition of Investment Securities (in thousands):


                                             December 31, 1998       December 31, 1997       December 31, 1996
                                          ----------------------  ----------------------  ----------------------
                                            Amortized    Market     Amortized    Market     Amortized    Market
                                              Cost        Value       Cost        Value       Cost        Value
                                          -----------  ---------  -----------   --------  -----------   --------
Held-to-maturity at amortized cost
----------------------------------
U.S. Treasury obligations and
   obligations of U.S. government
   corporations and agencies............  $   293,400  $ 297,080   $  330,674   $332,389  $   373,072   $373,793
Obligations of states and political
   subdivisions.........................       66,764     67,731       34,456     34,796       25,798     25,825
Mortgage-backed securities..............       44,634     44,894       59,809     59,995       77,089     76,573
Other securities........................        9,505      9,547       10,958     11,189       14,096     14,146
                                          -----------  ---------  -----------   --------  -----------   --------
         Total..........................  $   414,303  $ 419,252  $   435,897   $438,369  $   490,055   $490,337
                                          ===========  =========  ===========   ========  ===========   ========

Available-for-sale
------------------
U.S. Treasury obligations and
   obligations of U.S. government
   corporations and agencies............  $   104,256  $ 105,368  $   141,531   $141,784  $    16,286   $ 16,249
Obligations of states and political
   subdivisions.........................       33,255     33,863        8,168      8,408        1,300      1,292
Mortgage-backed securities..............       42,579     42,795       27,036     27,164       32,092     31,910
Other securities........................       29,143     29,562        2,767      2,766        1,752      1,752
                                          -----------  ---------  -----------   --------  -----------   --------
         Total..........................  $   209,233  $ 211,588  $   179,502   $180,122  $    51,430   $ 51,203
                                          ===========  =========  ===========   ========  ===========   ========


   Analysis of the Allowance for Loan Losses (in thousands, except percentages):



                                                   1998         1997           1996          1995         1994
                                                ----------   ----------    ----------    ----------    ---------
Balance at January 1,........................   $   10,632   $    9,797    $    9,650    $    9,769    $  10,132
Allowance established from
   purchase acquisition......................           --        1,444           800            83           --
                                                ----------   ----------    ----------    ----------    ---------
                                                    10,632       11,241        10,450         9,852       10,132

Charge-offs:
   Commercial, financial and agricultural....        1,267          836         1,214           442        1,157
   Consumer..................................        2,786        2,127         1,476           730          627
   All other.................................          106          164            74            20           28
                                                ----------   ----------    ----------    ----------    ---------
Total loans charged off......................        4,159        3,127         2,764         1,192        1,812

Recoveries:
   Commercial, financial and agricultural....          532          726           389           393        1,954
   Consumer..................................          811          643           380           325          295
   All other.................................           32           35           142           103           82
                                                ----------   ----------    ----------    ----------    ---------
Total recoveries.............................        1,375        1,404           911           821        2,331
                                                ----------   ----------    ----------    ----------    ---------

Net (recoveries)/charge-offs.................        2,784        1,723         1,853           371         (519)
Provision/(credit) for loan losses...........        1,140        1,114         1,200           169         (882)
                                                ----------   ----------    ----------    ----------    ---------
Balance at December 31,......................   $    8,988   $   10,632    $    9,797    $    9,650    $   9,769
                                                ==========   ==========    ==========    ==========    =========

Loans at year-end............................   $  779,544   $  743,456    $  604,815    $  536,030    $ 474,480
Average loans................................      770,183      657,325       575,658       493,831      457,461

Net charge-offs/(recoveries)/average loans...        0.36%        0.26%          0.32%         0.08%       (0.11)%
Average for loan losses/year-end loans.......        1.15         1.43           1.62          1.80         2.06
Allowance for loan losses/nonperforming
   loans.....................................      322.84       255.58         288.57        451.36       408.57



     Allocation of Allowance for Loan Losses (in thousands):



                                                1998           1997           1996          1995          1994
                                            -----------     -----------   -----------   -----------    -----------
                                             Allocation     Allocation     Allocation    Allocation    Allocation
                                               Amount         Amount         Amount        Amount        Amount
                                            -----------     -----------   -----------   -----------    -----------
Commercial, financial and agricultural.....  $   3,212       $   4,099     $   3,892     $   3,957      $  3,786
Real estate - construction.................        423             488           370           364           280
Real estate - mortgage.....................      2,288           2,541         2,468         2,373         2,907
Consumer...................................      3,064           3,504         3,067         2,956         2,795
                                             ---------       ---------     ---------     ---------      --------
     Total.................................  $   8,988       $  10,632     $   9,797     $   9,650      $  9,768
                                             =========       =========     =========     =========      ========



     Percent of Total Loans


                                                   1998         1997           1996          1995         1994
                                                ----------   ----------    ----------    ----------    ---------
Commercial, financial and agricultural....         35.74%       38.55%         39.73%        41.00%       38.76%
Real estate - construction................          4.71         4.59           3.78          3.77         2.87
Real estate - mortgage....................         25.46        23.90          25.19         24.59        29.76
Consumer..................................         34.09        32.96          31.30         30.64        28.61



Available Information
---------------------

         Bankshares files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document Bankshares files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Bankshares' SEC filings are also available to the public at the SEC's web site at http://www.sec.gov.

ITEM 2.       PROPERTIES

     The principal office of Bankshares is located in the First National Bank Building at 400 Pine Street in downtown Abilene, Texas. Bankshares leases approximately 2,300 square feet from First National Bank of Abilene, which owns the building, pursuant to a lease agreement that expires December 31, 1999. The First Financial Banks collectively own 30 banking facilities, some of which are detached drive-ins, and leases four banking facilities. In 1999, Bankshares intends to (i) make permanent improvements to an existing banking facility, (ii) construct a new banking facility to replace a smaller, leased one, (iii) sell an existing banking facility that is located near a facility acquired by Bankshares in 1998, (iv) sell a banking facility acquired in 1998 that is located near an existing banking facility, and (v) lease a new banking facility as a grocery store branch. Bankshares anticipates that the net cost of these facility projects will be funded with cash from operations and is not expected to be material to Bankshares' future consolidated results of operations. Management considers all of its existing locations to be quality facilities and well suited for conducting the business of banking. Bankshares believes that its existing facilities, along with its planned facilities for 1999, are adequate to meet its and the First Financial Banks' requirements for the foreseeable future.

ITEM 3.       LEGAL PROCEEDINGS

     Bankshares and its banks are parties to a number of lawsuits arising in the ordinary course of its banking business. However, there are no material pending legal proceedings to which Bankshares, the First Financial Banks or Bankshares' other direct and indirect subsidiaries, or any of their properties, are subject. Other than regular, routine examinations by state and federal banking authorities, there are no proceedings pending or known to be contemplated by any governmental authorities.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of Bankshares during the fourth quarter of Bankshares' fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Bankshares' common stock, par value $10.00 per share, is traded on the Nasdaq National Market under the trading symbol FFIN. See "Item 8--Financial Statements and Supplementary Data--Quarterly Financial Data" for the high, low and closing sales prices as reported by the Nasdaq National Market for Bankshares' common stock for the periods indicated. As of March 5, 1999, Bankshares had 1,762 shareholders of record.

     See "Item 8--Financial Statements and Supplementary Data--Quarterly Financial Data" for the frequency and amount of cash dividends paid by Bankshares. Also, see "PART I--Item 1--Business--Regulation and Supervision" for restrictions on Bankshares' present or future ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data of Bankshares presented below as of December 31, 1998, 1997, 1996, 1995 and 1994, and for the years ended December 31, 1998,
1997, 1996, 1995 and 1994 have been derived from the audited consolidated financial statements of Bankshares. The selected financial data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and Bankshares' consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. The amounts related to shares of Bankshares' common stock have been adjusted to give effect to all stock dividends and stock splits.


                                                                     Year Ended December 31,
                                          -------------------------------------------------------------------------
                                              1998           1997           1996            1995           1994
                                          -----------     -----------    -----------    -----------     -----------
                                                            (in thousands, except per share data)
Summary Income Statement Information:
   Interest income                        $   111,868     $   101,474    $    89,164    $    79,165     $    68,545
   Interest expense                            46,292          41,735         35,699         31,252          23,810
                                          -----------     -----------    -----------    -----------     -----------
   Net interest income                         65,576          59,739         53,465         47,913          44,735
   Provision (credit) for loan losses           1,140           1,114          1,200            168            (882)
   Noninterest income                          22,351          19,486         16,491         15,686          12,913
   Noninterest expense                         52,422          46,522         39,829         36,460          36,611
                                          -----------     -----------    -----------    -----------     -----------
   Earnings before income taxes                34,365          31,589         28,927         26,971          21,919
   Provision for income taxes                  11,111          10,563          9,884          9,106           7,203
                                          -----------     -----------    -----------    -----------     -----------
   Net earnings (1)                       $    23,254     $    21,026    $    19,043    $    17,865     $    14,716
                                          ===========     ===========    ===========    ===========     ===========

Per Share Data:
   Net earnings per share                 $      2.34     $      2.12    $      1.98    $      1.87     $      1.54
   Net earnings per share,
    assuming dilution                            2.33            2.11           1.97           1.84            1.54
   Cash dividends declared                       1.00            0.88           0.79           0.71            0.64
   Book value at period-end                     17.03           15.56          14.20          13.06           11.83

Earnings performance ratios:
   Return on average assets                      1.44%           1.46%          1.51%          1.46%           1.32%
   Return on average equity                     14.51           14.37          14.72          13.91           13.49

Summary Balance Sheet Data (Period-end):
   Investment securities                  $   625,891     $   616,018    $   541,451    $   508,769     $   517,457
   Loans                                      779,544         743,456        604,815        536,030         472,411
   Total assets                             1,686,647       1,657,044      1,332,645      1,190,769       1,129,054
   Deposits                                 1,504,856       1,488,709      1,185,440      1,055,961       1,006,913
   Total liabilities                        1,517,198       1,502,583      1,196,236      1,066,392       1,015,993
   Total shareholders' equity                 169,449         154,461        136,409        124,377         113,061

Asset quality ratios:
   Allowance for loan losses/
    period-end loans                             1.15%           1.43%          1.62%          1.80%           2.07%
   Nonperforming assets/period-end
     loans plus foreclosed assets                0.41            0.68           0.69           0.53            0.72
   Net (recoveries) charge offs/
    average loans                                0.36            0.26           0.32           0.08           (0.11)

Capital ratios:
   Leverage ratio (2)                            9.02%           8.28%         10.27%         10.65%          10.11%
   Tier 1 risk-based capital (3)                16.03           14.76          18.73          19.20           19.95
   Total risk-based capital (4)                 17.01           15.95          19.95          20.42           21.56
   Dividend payout ratio                        41.66           41.24          40.32          35.63           34.04
--------------------------------
(1)  Net  earnings  for the year  ended  December  31,  1995  includes  $1.3 million, or $0.14 per share, in nonrecurring gains from sale of assets.
(2)  Calculated  by  dividing,  at  period-end,   shareholders'  equity  (before
     unrealized loss on securities available for sale) less intangible assets by fourth quarter average assets less intangible assets.
(3)  Calculated  by  dividing,  at  period-end,   shareholders'  equity  (before
     unrealized loss on securities available for sale) less intangible assets by risk-adjusted assets.
(4)  Calculated  by  dividing,  at  period-end,   shareholders'  equity  (before
     unrealized loss on securities  available for sale) less  intangible  assets plus  allowance  for loan  losses to the extent  allowed  under  regulatory guidelines by risk-adjusted assets.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Management's discussion and analysis of the major elements of the Company's consolidated balance sheets as of December 31, 1998 and 1997, and statements of earnings for the years 1996 through 1998 should be reviewed in conjunction with the consolidated financial statements, accompanying notes, and selected financial data of the Company presented elsewhere in this Report. All amounts and prices related to the Company's common stock have been adjusted to give effect to all stock splits and stock dividends.

Acquisitions

     Acquisition of Cleburne State Bank. On December 16, 1998, the Company acquired Cleburne State Bank (the "Cleburne Acquisition") by issuing 411,683 shares of the Company's common stock in exchange for 99.3% of the outstanding shares of common stock of Cleburne State Bank. This transaction was accounted for as a pooling-of-interests, and accordingly, the Company's consolidated financial data for prior periods has been restated. On March 5, 1999, Cleburne State Bank was merged into its affiliate, The First National Bank in Cleburne.

     Acquisition of Southlake Bancshares, Inc. On November 24, 1997, the Company acquired Southlake Bancshares, Inc. and its subsidiary, Texas National Bank, (the "Southlake Acquisition") by issuing 216,442 shares of the Company's common stock in exchange for all of the outstanding shares of common stock of Southlake Bancshares, Inc. This transaction was accounted for as a pooling-of-interests but due to immateriality, the Company's consolidated financial data prior to 1997 was not restated.

     Texas Commerce Bank-San Angelo. On September 25, 1997, the Company, through a bank subsidiary, acquired certain assets of Texas Commerce Bank-San Angelo (the "TCB-San Angelo Acquisition") for $16.8 million in cash and the assumption of certain liabilities (primarily deposits). The transaction was accounted for as a purchase, and accordingly, the results of operations were consolidated with those of the Company from the date of acquisition. As a result, in 1997, the Company recorded only three months of operations associated with these assets and liabilities, whereas in 1998, the Company recorded twelve months of operations. Effective January 1, 1998, and in connection with the TCB-San Angelo Acquisition, all of the outstanding stock of Texas Commerce-San Angelo Trust Company was transferred to the bank subsidiary. Texas Commerce-San Angelo Trust Company was subsequently merged into the bank subsidiary which as of December 31, 1998, had trust assets of $95.8 million under management.

Results of Operations

     Performance Summary. Net earnings for 1998 were $23.3 million, an increase of $2.3 million, or 10.6%, over net earnings for 1997 of $21.0 million. Net earnings for 1996 were $19.0 million. The increase in net earnings for both 1998 and 1997 was primarily attributable to an increase in net interest income resulting primarily from the growth in average earning assets and an increase in noninterest income resulting primarily from increases in service fees on deposit accounts and trust fees.

     On a per share basis, net earnings were $2.34 for 1998 as compared to $2.12 for 1997 and $1.98 for 1996. Return on average assets was 1.44% for 1998 as compared to 1.46% for 1997 and 1.51% for 1996. Return on average equity was 14.51% for 1998 as compared to 14.37% for 1997 and 14.72% for 1996.

     Net Interest Income. Net interest income is the difference between interest income on earning assets and the interest expense on liabilities incurred to fund those assets. The Company's earning assets consist primarily of loans and securities. The Company's liabilities to fund those assets consist primarily of interest-bearing deposits. Net interest income was $67.0 million in 1998 as compared to $60.5 million in 1997 and $53.9 million in 1996. These increases were primarily due to growth in the volume of earning assets. Average earning assets were $1.470 billion in 1998, an increase of $162.0 million, or 12.4%, as compared to $1.308 billion in 1997, which was $154.1 million, or 13.3%, higher than 1996. The 1998 increase is due primarily to the TCB-San Angelo Acquisition which accounted for approximately $112.0 million of such increase. For 1997, the TCB-San Angelo and Southlake Acquisitions accounted for approximately $70.0 million of the growth in earning assets. Table 1 allocates the increases in tax-equivalent net interest income for 1998 and 1997 between the amount of increase attributable to volume and rate.

     Table 1 -- Changes in Interest Income and Interest Expense (in thousands):


                                             1998 Compared to 1997                   1997 Compared to 1996
                                      -----------------------------------    -----------------------------------

                                      Change Attributable to       Total     Change Attributable to       Total
                                      ----------------------                 ----------------------
                                       Volume        Rate         Change       Volume        Rate        Change
                                      ---------    ---------    ---------    ---------    ---------     --------
Short-term investments............... $     822    $     (98)   $     724    $   1,633    $      30     $  1,663
Taxable investment securities........       238         (203)          35        1,646        1,044        2,690
Tax-exempt investment securities (1).     1,962           56        2,018          947          (15)         932
Loans (1)............................    10,756       (2,438)       8,318        7,852         (552)       7,300
                                      ---------    ---------    ---------    ---------    ---------     --------
   Interest income...................    13,778       (2,683)      11,095       12,078          507       12,585
                                      ---------    ---------    ---------    ---------    ---------     --------

Interest-bearing deposits............     4,967         (447)       4,520        4,738        1,220        5,958
Short-term borrowings................        41           (1)          40          (36)         118           82
Long-term debt.......................        (3)          --           (3)          (3)          --           (3)
                                      ---------    ---------    ---------    ---------    ---------     --------
   Interest expense..................     5,005         (448)       4,557        4,699        1,338        6,037
                                      ---------    ---------    ---------    ---------    ---------     --------
   Net interest income............... $   8,773    $  (2,235)   $   6,538    $   7,379    $    (831)    $  6,548
                                      =========    =========    =========    =========    =========     ========

(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.


     The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, amounted to 4.56% in 1998 as compared to 4.62% in 1997 and 4.67% in 1996. The Company's rates on earning assets and interest-bearing liabilities are influenced by national market trends and competitive pressures in local markets. During 1998, when national market interest rates declined, the Company's yield on earning assets decreased more than the rate on interest-bearing liabilities, which resulted in a lower net interest margin as compared to 1997. The yield on loans for 1998 dropped 32 basis points as compared to 1997, which was the primary factor contributing to a lower net interest margin.

     Table 2 -- Average Balances and Average Yields and Rates (in thousands, except percentages):


                                        1998                           1997                      1996
                            --------------------------- ----------------------------- ---------------------------
                             Average    Income/  Yield/    Average    Income/   Yield/  Average   Income/  Yield/
                             Balance    Expense   Rate     Balance    Expense   Rate    Balance   Expense  Rate
                            ----------  --------  ----- ----------   -------    ----- ---------- --------   -----
Assets
   Short-term investments.. $   85,247  $  4,543  5.33% $   70,136   $ 3,819    5.45% $   39,898 $  2,156   5.40%
   Taxable investment
    securities.............    547,438    33,383  6.10     543,561    33,348    6.14     515,858   30,658   5.94
   Tax-exempt
     investment securities(1)   67,068     4,426  6.60      36,954     2,408    6.52      22,509    1,476   6.56
   Loans (1)(2)............    770,183    70,963  9.21     657,325    62,645    9.53     575,658   55,345   9.61
                            ----------  --------        ----------   -------          ---------- --------
     Total earning assets..  1,469,936   113,315  7.71   1,307,976   102,220    7.82   1,153,923   89,635   7.77
   Cash and due from banks.     72,608                      69,185                        59,699
   Bank premises and equipment  43,524                      41,264                        36,155
   Other assets............     21,720                      21,564                        18,831
   Goodwill, net...........     22,466                      10,315                         5,624
   Allowance for loan losses    (9,912)                    (10,211)                      (10,488)
                            ----------                  ----------                    ----------
     Total assets.......... $1,620,342                  $1,440,093                    $1,263,744
                            ==========                  ==========                    ==========
Liabilities and
   Shareholders' Equity
   Interest-bearing
    deposits              $  1,138,858  $ 46,134  4.05% $1,017,412   $41,614    4.09% $  898,077 $ 35,656   3.97%
   Short-term borrowings...      2,338       158  6.76       1,742       118    6.77         285       36  12.63
   Long-term debt..........         --        --                33         3    8.58          70        6   8.57
                            ----------  --------        ----------   -------          ---------- --------
     Total interest-
     bearing liabilities...  1,141,196    46,292  4.06   1,019,187    41,735    4.09     898,432   35,698   3.97
                                        --------                     -------                     --------
   Noninterest-bearing
    deposits                   306,743                     262,554                       224,896
   Other liabilities.......     12,108                      12,028                        11,059
                            ----------                  ----------                    ----------
     Total liabilities.....  1,460,047                   1,293,769                     1,134,387
Shareholders' equity.......    160,295                     146,324                       129,357
                            ----------                  ----------                    ----------
   Total liabilities and
   Shareholders' equity.... $1,620,342                  $1,440,093                    $1,263,744
                            ==========                  ==========                    ==========
Net interest income........             $ 67,023                     $60,485                     $ 53,937
                                        ========                     =======                     ========
Rate Analysis:
   Interest income/earning assets                 7.71%                         7.82%                       7.77%
   Interest expense/earning assets                3.15                          3.20                        3.10
                                                  ----                          ----                        ----
     Net yield on earning assets                  4.56%                         4.62%                       4.67%
                                                  ====                          ====                        ====

(1) Computed on a tax-equivalent  basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans.


     Noninterest Income. Noninterest income for 1998 was $22.4 million, an increase of $2.9 million, or 14.7%, as compared to 1997. This increase was primarily a result of (i) an increase in trust fees of $761 thousand due primarily to the January 1998 addition of the Texas Commerce-San Angelo Trust Company, which earned $600 thousand in gross fees during 1998; (ii) an increase in service fees on deposit accounts of $1.2 million, which reflects growth in the number of accounts and the volume of transactions processed; and (iii) an increase in real estate mortgage fees of $555 thousand, or 69.1%, which resulted from a significant increase in the volume of loan originations and loan refinancings processed and placed in the secondary market. Table 3 provides comparisons for other categories of noninterest income.

     Total noninterest income for 1997 was $19.5 million, an increase of $3.0 million, or 18.2%, as compared to 1996. This increase was primarily a result of
(i) an increase in trust fees of $436 thousand due primarily to an increase of $85.0 million, or 14.0% increase in trust assets during 1997; (ii) an increase in service fees on deposit accounts of $2.0 million, which reflects growth in the number of accounts and the volume of transactions processed; and (iii) an increase in ATM fees of $261 thousand due primarily to an increase in the number of cardholders and the volume of transactions processed.

     Table 3 -- Noninterest Income (in thousands):


                                                           Increase                       Increase
                                              1998        (Decrease)         1997        (Decrease)        1996
                                          -----------     -----------    -----------    -----------     -----------
Trust fees..............................  $     4,749     $       761    $     3,988    $       436     $     3,552
Service fees on deposit accounts........       11,838           1,187         10,651          1,976           8,675
Real estate mortgage fees...............        1,358             555            803            235             568
Net securities gains (losses)...........           42              42             --            (15)             15
Other:
   ATM fees.............................        1,034             295            739            261             478
   Mastercard fees......................          872               3            869             95             774
   Miscellaneous income.................          840             (41)           881            (45)            926
   Safe deposit rental fees.............          391              40            351             84             267
   Exchange fees........................          381              29            352             12             340
   Credit life fees.....................          250             (95)           345             84             261
   Gain on sale of repossessed assets...          235             196             39            (99)            138
   Brokerage commissions................          213             (50)           263             62             201
   Interest on loan recoveries..........          148             (57)           205            (91)            296
                                          -----------     -----------    -----------    -----------     -----------
     Total other........................        4,364             320          4,044            363           3,681
                                          -----------     -----------    -----------    -----------     -----------
   Total Noninterest Income.............  $    22,351     $     2,865    $    19,486    $     2,995     $    16,491
                                          ===========     ===========    ===========    ===========     ===========



     Noninterest Expense. Total noninterest expense for 1998 was $52.4 million, an increase of $5.9 million, or 12.7%, as compared to 1997. An important measure in determining whether a banking company effectively managed noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. The Company's efficiency ratios were 58.65% for 1998, 58.17% for 1997, and 56.55% for 1996. Management believes that the ratio of 58.65% for 1998 compared favorably to the Federal Reserve Bank peer group ratio of 59.59%.

     Salaries and employee benefits for 1998 totaled $26.7 million, an increase of $2.9 million, or 12.2%, as compared to 1997. The TCB-San Angelo Acquisition accounted for approximately $1.3 million of this increase. Net occupancy and equipment expense in the aggregate for 1998 increased by $800 thousand as compared to 1997. Approximately $300 thousand of this increase for 1998 related to facilities and equipment added as a result of the TCB-San Angelo Acquisition. Goodwill amortization, a noncash expense, was $1.6 million for 1998, an increase of $907 thousand as compared to 1997, and also resulted primarily from the TCB-San Angelo Acquisition. Audit and accounting fees for 1998 increased by $277 thousand and resulted primarily from the Company's outsourcing of internal audit during 1998 which was offset by a greater amount through decreases in other noninterest expenses, primarily salaries and travel. The Company outsourced internal audit to reduce expense and improve effectiveness of the internal audit function.

     Total noninterest expense for 1997 was $46.5 million, an increase of $6.7 million, or 16.8%, as compared to 1996. Salaries and employee benefits totaled $23.8 million, an increase of $2.8 million as compared to 1996. The TCB-San Angelo and Southlake Acquisitions accounted for approximately $1.4 million of this increase. Net occupancy and equipment expense in the aggregate for 1997 increased by $1.0 million. Approximately $470 thousand of the increase related to such acquisitions, which contributed to higher depreciation, maintenance and property tax expense when compared to 1996. Goodwill amortization expense increased by $300 thousand as a result of the TCB-San Angelo Acquisition.

     Table 4 -- Noninterest Expense (in thousands):


                                                           Increase                       Increase
                                              1998        (Decrease)        1997         (Decrease)         1996
                                          -----------     -----------    -----------    -----------     -----------
Salaries................................  $    20,732     $     2,189    $    18,543    $     2,304     $    16,239
Medical and other benefits..............        2,354             348          2,006            261           1,745
Profit sharing..........................        2,027             203          1,824            109           1,715
Payroll taxes...........................        1,566             167          1,399            167           1,232
                                          -----------     -----------    -----------    -----------     -----------
   Total salaries and employee
     benefits...........................       26,679           2,907         23,772          2,841          20,931

Net occupancy expense ..................        4,185             387          3,798            395           3,403
Equipment expense.......................        4,091             413          3,678            632           3,046
Goodwill amortization...................        1,655             907            748            300             448

Other:
   Data processing and operation fees...        1,149            (164)         1,313            389             924
   Postage..............................        1,141              51          1,090            133             957
   Printing, stationery and supplies....        1,102             (63)         1,165             53           1,112
   Advertising..........................        1,093              (5)         1,098            226             872
   Correspondent bank service charges...        1,092             104            988             86             902
   ATM expense..........................          823             110            713            154             559
   Credit card fees.....................          753              15            738             88             650
   Telephone............................          721              78            643            219             424
   Public relations and business
     development........................          596              57            539             56             483
   Directors' fees......................          510             (70)           580            126             454
   Audit and accounting fees............          660             277            383             77             306
   Legal fees...........................          497              97            400            121             279
   Other professional and service fees..          462              99            363             75             288
   Regulatory exam fees.................          410              47            363           (103)            466
   Franchise tax........................          404              40            364             85             279
   Other miscellaneous..................        4,399             613          3,786            740           3,046
                                          -----------     -----------    -----------    -----------     -----------
     Total other........................       15,812           1,286         14,526          2,525          12,001
                                          -----------     -----------    -----------    -----------     -----------
Total Noninterest Expense...............  $    52,422     $     5,900    $    46,522    $     6,693     $    39,829
                                          ===========     ===========    ===========    ===========     ===========



     Income Taxes. Income tax expense was $11.1 million for 1998 as compared to $10.6 million for 1997 and $9.9 million for 1996. The Company's effective tax rates on pretax income were 32.3%, 33.4% and 34.2%, respectively, for the years 1998, 1997 and 1996. The decreases for 1998 and 1997 were due to higher levels of nontaxable interest income resulting from increased volumes of tax-exempt securities.

     At December 31, 1998 and 1997, the Company had deferred tax assets of $669 thousand and $1.2 million, respectively. Management believes that it is more likely than not that the deferred tax assets, net of the recorded valuation allowance, will be realized in the future because of the recent history of taxable income generated by the Company and the subsidiary bank to which the net operating loss carryforward relates. On a consolidated basis, taxable income for the Company was approximately $32.2 million, $28.8 million, and $26.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The use of the net operating loss carryforward is conditioned upon taxable income generated by the subsidiary bank which originally incurred operating losses. The net operating loss carryforward was acquired in the purchase of the stock of the subsidiary bank, and under applicable Internal Revenue Service regulations regarding change of control, its usage is limited to a predetermined amount in each future period. The net operating loss carryforward approximates $1.1 million at December 31, 1998, with a usage limitation of $340 thousand per year. The net operating loss carryforward expires in the years 2001 through 2005. Taxable income generated by the subsidiary bank before the net operating loss carryforward was approximately $1.9 million, $1.6 million, and $1.9 million in the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company established a valuation allowance for the net operating loss carryforward because full utilization of this carryforward depends on future taxable income in years when the Company is unable to determine that it is more likely than not that taxable income of the subsidiary bank will be available.

Balance Sheet Review

     Loans. The loan portfolio is comprised of loans made to businesses, individuals, and farm and ranch operations located in the primary trade areas served by the Company's subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in fixed rate mortgage loans. As of December 31, 1998, total loans were $779.5 million, an increase of $36.1 million, or 4.9%, as compared to December 31, 1997. Real estate loans and consumer loans as of December 31, 1998, increased $23.4 million and $20.7 million, respectively, as compared to December 31, 1997. Commercial, financial and agricultural loans as of December 31, 1998, were $278.6 million, a decrease of $7.9 million as compared to December 31, 1997. A $7.6 million reduction in agricultural loans, which was due primarily to unfavorable weather conditions and lower cattle prices, was a primary factor in this decrease. Loans averaged $770.2 million during 1998, an increase of $112.8 million. Approximately $67.8 million of the increase was internally generated and $45.0 million resulted from the TCB-San Angelo Acquisition.

     Table 5 -- Composition of Loans (in thousands, except percentages):



                                                                  December 31, 1998         December 31, 1997
                                                                ---------------------     ---------------------
                                                                  Amount    % of Total      Amount    % of Total
                                                                ----------   --------     ----------    -------
Commercial, financial and agricultural........................  $  278,647      35.74%    $  286,630      38.55%
Real estate - construction....................................      36,721       4.71         34,100       4.59
Real estate - mortgage........................................     198,447      25.46        177,658      23.90
Consumer......................................................     265,729      34.09        245,068      32.96
                                                                ----------   --------     ----------    -------
                                                                $  779,544     100.00%    $  743,456     100.00%
                                                                ==========   ========     ==========    =======



     Asset Quality. Loan portfolios of each of the subsidiary banks are subject to periodic reviews by the Company's centralized independent loan review group as well as periodic examinations by State and Federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of Management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which consist of nonperforming loans and foreclosed assets, were $3.2 million at December 31, 1998, as compared to $5.1 million at December 31, 1997. As a percent of loans and foreclosed assets, nonperforming assets were 0.41% at December 31, 1998, as compared to 0.68% at December 31, 1997. Management was not aware of any material classified credit not properly disclosed as nonperforming at December 31, 1998.

     Table 6 -- Nonperforming Assets (in thousands, except percentages):


                                                                      At December 31,
                                          -------------------------------------------------------------------------
                                              1998           1997           1996            1995           1994
                                          -----------     -----------    -----------    -----------     -----------
Nonaccrual loans........................  $     2,717     $     3,668    $     2,906    $     1,589     $     1,893
Loans past due 90 days or more..........           67             134            116            181             101
Restructured loans......................           --             358            373            368             397
                                          -----------     -----------    -----------    -----------     -----------
     Nonperforming loans................        2,784           4,160          3,395          2,138           2,391
Foreclosed assets.......................          385             936            806            708           1,040
                                          -----------     -----------    -----------    -----------     -----------
     Total nonperforming assets.........  $     3,169     $     5,096    $     4,201    $     2,846     $     3,431
                                          ===========     ===========    ===========    ===========     ===========
As a % of loans and
     foreclosed assets..................         0.41%          0.68%           0.69%          0.53%          0.72%



     Provision and Allowance for Loan Losses. The allowance for loan losses is the amount deemed by Management as of a specific date to be adequate to provide for possible losses on loans that may become uncollectible. Management determines the allowance and the required provision expense by reviewing general loss experiences and the performances of specific credits. The provision for loan losses was $1.1 million for 1998 and 1997 as compared to $1.2 million for 1996. As a percent of average loans, net loan charge-offs were .36% during 1998 as compared to .26% during 1997. This increase was primarily due to the Company experiencing increased net loan losses from consumer loans, which to a large extent related to indirect automobile loans. As a consequence, the Company's subsidiary banks active in indirect automobile lending took steps to upgrade the credit quality of the indirect automobile loan portfolios. The allowance for loan losses as a percent of loans was 1.15% as of December 31, 1998, as compared to 1.43% as of December 31, 1997. Management anticipates that the ratio of allowance for loan losses to loans will remain above 1% in future periods. A key indicator of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans, which consist of nonaccrual loans, loans past due 90 days, and restructured loans. As of December 31, 1998, the ratio was 322.84% as compared to 255.58% at December 31, 1997.

     Table 7 -- Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):


                                                        1998         1997         1996         1995         1994
                                                     ---------    ---------     --------     --------     ---------
Balance at January 1,............................... $  10,632    $   9,797     $  9,650     $  9,769     $  10,132
Allowance established from purchase acquisition.....        --        1,444          800           83            --
                                                     ---------    ---------     --------     --------     ---------
                                                        10,632       11,241       10,450        9,852        10,132

Loans charged off...................................     4,159        3,127        2,764        1,192         1,812
Loans recovered.....................................     1,375        1,404          911          821         2,331
                                                     ---------    ---------     --------     --------     ---------
Net (recoveries) charge-offs........................     2,784        1,723        1,853          371          (519)
Provision (credit) for loan losses..................     1,140        1,114        1,200          169          (882)
                                                     ---------    ---------     --------     --------     ---------
Balance at December 31,............................. $   8,988    $  10,632     $  9,797     $  9,650     $   9,769
                                                     =========    =========     ========     ========     =========

Loans at year-end................................... $ 779,544    $ 743,456     $604,815     $536,030     $ 474,480
Average loans.......................................   770,183      657,325      575,658      493,831       457,461

Net charge offs (recoveries)/average loans..........      0.36%        0.26%        0.32%        0.08%        (0.11)%
Allowance for loan losses/year-end loans............      1.15         1.43         1.62         1.80          2.06
Allowance for loan losses/nonperforming assets......    322.84       255.58       288.57       451.36        408.57



     Investment Securities. The investment securities portfolio was $625.9 million as of December 31, 1998, as compared to $616.0 million for December 31, 1997. At December 31, 1998, securities with an amortized cost of $414.3 million were classified as securities held-to-maturity and securities with a market value of $211.6 million were classified as securities available-for-sale. The investment securities portfolio as of December 31, 1998, was comprised primarily of U. S. Treasury and U. S. Government corporations and agencies securities with relative short maturities and had an average yield of 6.14%. The Company did not hold any collateralized mortgage obligations that entail higher risks than standard mortgage-backed securities. As of December 31, 1998, total investment securities included structured notes with an amortized cost of $7.0 million and an approximate market value of $6.9 million. See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 1998 and 1997.

     Table 8 -- Maturities and Yields of Investment Securities Held December 31, 1998 (in thousands, except percentages):


                                                                      Maturing
                             --------------------------------------------------------------------------------------------
                                                 After One Year    After Five Years
                                One Year             Through            Through             After
                                 or Less           Five Years          Ten Years          Ten Years           Total
                             ----------------   ----------------   ----------------   ----------------   ----------------
Held-to-Maturity:             Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield
----------------             --------    ----   --------    ----   --------    ----   --------    ----   --------    ----
U.S. Treasury obligations    $ 18,327    5.99%  $  9,081    6.25%  $     --      --%  $     --      --%  $ 27,408    6.08%
Obligations of U.S. ......
   Government corporations
   and agencies ..........     58,679    6.08    197,813    5.91      9,500    6.05         --      --    265,992    5.95
Obligations of states and
   political subdivisions       5,292    6.44     49,117    6.37     11,371    7.16        984    8.14     66,764    6.54
Other securities .........      4,317    5.97      5,167    5.41         21    8.05         --      --      9,505    5.67
Mortgage-backed securities      2,904    5.88     22,388    5.97      5,805    5.97     13,537    6.60     44,634    6.15
                             --------    ----   --------    ----   --------    ----   --------    ----   --------    ----
   Total .................   $ 89,519    6.07%  $283,566    5.99%  $ 26,697    6.51%  $ 14,521    6.70%  $414,303    6.07%
                             ========    ====   ========    ====   ========    ====   ========    ====   ========    ====



                                                                      Maturing
                             --------------------------------------------------------------------------------------------
                                                 After One Year    After Five Years
                                One Year             Through            Through             After
                                 or Less           Five Years          Ten Years          Ten Years           Total
                             ----------------   ----------------   ----------------   ----------------   ----------------
Available-for-Sale:           Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield
----------------             --------    ----   --------    ----   --------    ----   --------    ----   --------    ----
U.S. Treasury obligations    $  6,289    6.16%  $  3,654    6.39%  $     --      --%  $     --      --%  $  9,943    6.25%
Obligations of U.S.
   Government corporations
   and agencies..........      23,184    6.00     44,982    6.19     25,135    6.15      2,124    5.83     95,425    6.13
Obligations of states and
   political subdivisions          --      --      4,191    6.15      1,682    6.78     27,990    7.44     33,863    7.25
Other securities.........          --      --     24,772    5.39         --      --      4,790    5.82     29,562    5.46
Mortgage-backed securities        822    4.83     14,412    5.91     26,854    6.21        707    7.13     42,795    6.10
                             --------    ----   --------    ----   --------    ----   --------    ----   --------    ----
   Total.................    $ 30,295    6.00%  $ 92,011    6.08%  $ 53,671    6.19%  $ 35,611    7.21%  $211,588    6.28%
                             ========    ====   ========    ====   ========    ====   ========    ====   ========    ====



                                                                      Maturing
                             --------------------------------------------------------------------------------------------
                                                 After One Year    After Five Years
                                One Year             Through            Through             After
                                 or Less           Five Years          Ten Years          Ten Years           Total
                             ----------------   ----------------   ----------------   ----------------   ----------------
Total Investment Securities:  Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield
---------------------------  --------    ----   --------    ----   --------    ----   --------    ----   --------    ----
U.S. Treasury obligations    $ 24,616    6.03%  $ 12,735    6.29%  $     --      --%  $     --      --%  $ 37,351    6.12%
Obligations of U.S.
   Government corporations
   and agencies..........      81,863    6.06    242,795    5.96     34,635    6.12      2,124    5.83    361,417    6.00
Obligations of states and
   political subdivisions       5,292    6.44     53,308    6.35     13,053    7.11     28,974    7.47    100,627    6.78
Other securities.........       4,317    5.97     29,939    5.39         21    8.05      4,790    5.82     39,067    5.51
Mortgage-backed securities      3,726    5.65     36,800    5.94     32,659    6.17     14,244    6.62     87,429    6.13
                             --------    ----   --------    ----   --------    ----   --------    ----   --------    ----
   Total.................    $119,814    6.05%  $375,577    6.01%  $ 80,368    6.29%  $ 50,132    7.05%  $625,891    6.14%
                             ========    ====   ========    ====   ========    ====   ========    ====   ========    ====


     Deposits. Deposits held by subsidiary banks represent the Company's primary source of funding. Total deposits were $1.505 billion as of December 31, 1998, as compared to $1.489 billion as of December 31, 1997. Total deposits averaged $1.456 billion during 1998, an increase of $165.6 million over the average for 1997. The TCB-San Angelo Acquisition accounted for approximately $114.0 million of the increase. Table 9 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100 thousand or more.

     Table 9 -- Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):



                                               1998                       1997                        1996
                                       -------------------         -------------------        -------------------
                                         Average     Average         Average     Average        Average     Average
                                         Balance      Rate           Balance      Rate          Balance      Rate
                                       ----------     ----         ----------     ----        ----------     ----
Noninterest-bearing deposits........   $  306,743       --         $  262,554       --        $  224,896       --
Interest-bearing deposits
   Interest-bearing checking........      173,051     2.01%           212,845     2.04%          201,958     2.05%
   Savings and money market accounts      418,427     3.23            306,503     3.65           242,415     3.32
   Time deposits under $100,000.....      390,791     5.23            359,960     5.25           331,534     5.15
   Time deposits of $100,000 or more      156,589     5.56            138,104     5.22           122,170     5.24
                                       ----------     ----         ----------     ----        ----------     ----
   Total interest-bearing deposits..    1,138,858     4.05%         1,017,412     4.09%          898,077     3.97%
                                       ----------                  ----------                 ----------
Total average deposits..............   $1,445,601                  $1,279,966                 $1,122,973
                                       ==========                  ==========                 ==========



                                                           December 31, 1998
                                                           -----------------
Three months or less........................................  $   61,305
Over three through six months...............................      37,093
Over six through twelve months..............................      47,853
Over twelve months..........................................      16,521
                                                              ----------
     Total time deposits of $100,000 or more................  $  162,772
                                                              ==========

     Capital. Total shareholders' equity was $169.4 million, or 10.05% of total assets, at December 31, 1998, as compared to $154.4 million, or 9.32% of total assets, at December 31, 1997. During 1998, total shareholders' equity averaged $160.3 million, or 9.89% of average assets, as compared to $146.3 million, or 10.16% of average assets, during 1997.

     Banking system regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders' equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of December 31, 1998, the Company's total risk-based and leverage ratios were 17.01% and 9.02%, respectively, as compared to total risk-based and leverage ratios of 15.95% and 8.28% as of December 31, 1997. In 1998, the Company experienced a higher rate of growth in tangible equity capital (11.2%) than assets (1.9%) and reduced short-term debt by $6.7 million, which resulted in higher capital ratios as of December 31, 1998, as compared to December 31, 1997.

     Interest Rate Risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk.

     Each subsidiary bank has an asset/liability committee that monitors interest rate risk and compliance with investment policies. Each subsidiary bank tracks interest rate risk by, among other things, interest-sensitivity gap and simulation analysis. Table 10 sets forth the interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1998, and sets forth the repricing dates of the Company's consolidated interest-earning assets and interest-bearing liabilities as of that date, as well as the Company's consolidated interest rate sensitivity gap percentages for the periods presented. The table is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment. These assumptions are estimates made by Management. Assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company's consolidated net interest income.

     Table  10  --  Interest   Sensitivity   Analysis  (in   thousands,   except
percentages):

                                                                                                            December 31,
                                                                                                                1998
                                                                                                             Estimated
                              1999      2000       2001       2002       2003      Beyond       Total        Fair Value
                           ----------  --------   --------   --------   --------   --------    ----------     ----------
Loans
   Fixed rate loans......  $  191,670  $ 52,061   $ 71,987   $ 81,039   $ 80,301   $ 50,075    $  527,133     $  532,633
     Average interest rate       9.24%    10.10%      9.84%      9.34%      9.34%      8.54%         9.37%
   Adjustable rate loans.     252,411        --         --         --         --         --       252,411        252,411
     Average interest rate       8.49        --         --         --         --         --          8.49
Investment securities
   Fixed rate securities.     114,876    89,249    101,806     97,083     74,742    124,308       602,064        607,185
     Average interest rate       6.08      6.13       5.97       6.06       5.87       6.56          6.14
   Adjustable rate
    securities                 23,577       250         --         --         --         --        23,827         23,655
     Average interest rate       5.74      4.30         --         --         --         --          5.72
Other earning assets
   Adjustable rate other.     116,295        --         --         --         --         --       116,295        116,295
     Average interest rate       4.66        --         --         --         --         --          4.66
                           ----------  --------   --------   --------   --------   --------    ----------     ----------
Total interest sensitive
 assets                    $  698,829  $141,560   $173,793   $178,122   $155,043   $174,383    $1,521,730     $1,532,179
     Average interest rate       6.80%     7.44%      7.47%      7.35%      7.54%      7.05%         7.11%

Deposits
   Fixed rate deposits...  $  441,076  $ 51,170   $ 11,436   $  8,114   $  7,020   $    223    $  519,039     $  521,803
     Average interest rate       5.05%     5.79%      5.48%      5.77%      5.42%      4.40%         5.14%
   Adjustable rate deposits   651,098        --         --         --         --         --       651,098        651,098
     Average interest rate       2.68        --         --         --         --         --          2.68
Other interest-bearing
   liabilities
   Adjustable rate other.         517        --         --         --         --         --           517           517
     Average interest rate       4.44        --         --         --         --         --          4.44
                           ----------  --------   --------   --------   --------   --------    ----------     ----------
Total interest sensitive
 liabilities               $1,092,691  $ 51,170   $ 11,436   $  8,114   $  7,020   $    223    $1,170,654     $1,173,418
     Average interest rate       3.64%     5.79%      5.48%      5.77%      5.42%      4.40%        3.78%

Interest sensitivity gap.  $ (393,862) $ 90,390   $162,357   $170,008   $148,023   $174,160    $ 351,076      $  358,761
Cumulative interest
 sensitivity gap..........   (393,862) (303,472)  (141,115)    28,893    176,916    351,076
Ratio of interest sensitive
 assets to interest
 sensitive liabilities          63.95        --         --         --         --         --
Cumulative ratio of
 interest sensitive assets
 to interest sensitive
 liabilities.............       63.95     73.47      87.79     102.48     115.12     129.99
Cumulative interest
 sensitivity gap as a
 percent of earning
 assets..................      (25.88)%  (19.94)%    (9.27)%     1.90%     11.63%     23.07%



     As of December 31, 1997, the Company's 1998 interest-sensitivity gap was $323.8 million and its 1998 ratio of interest sensitive assets to interest sensitive liabilities was 69.73%.

     Management estimates that, as of December 31, 1998 and December 31, 1997, an upward shift of interest rates by 200 basis points would result in an increase of projected net interest income of 6.1% and 4.2%, respectively, and a downward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 4.2% and 5.4%, respectively. These are good faith estimates and assume that the composition of the Company's interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. In Management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Management believes that it is unlikely that such changes would occur in a short time period. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, the Company's future results would, in Management's belief, be different from the foregoing estimates, and such results could be material.

     Liquidity. Liquidity is the ability of the Company to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Asset liquidity is provided by cash and assets, which are readily marketable or which will mature in the near future. Liquid assets include cash, Federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell Federal funds to subsidiary banks of the Company. Given the strong core deposit base and relatively low loan deposit ratios maintained at the subsidiary banks, Management considers the current liquidity position to be adequate to meet short-term liquidity needs.

     Parent Company Funding. The Company's ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on
Company-only earnings, cash reserves and funds derived from its subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. The Company anticipates that its recurring cash sources will continue to include dividends and management fees from subsidiary banks. At December 31, 1998, approximately $13.8 million was available for the payment of intercompany dividends by the subsidiary banks without the prior approval of regulatory agencies. Also at December 31, 1998, the Company had $18.0 million available under a line of credit with an unaffiliated financial institution.

     Dividends. The Company's long-term dividend policy is to pay cash dividends to its shareholders of between 40% and 45% of its net earnings while maintaining adequate capital to support growth. The dividend payout ratios have amounted to 41.7%, 41.2% and 40.3% of net earnings, respectively, in 1998, 1997 and 1996. On December 1, 1998, the Company paid a stock dividend of one share of its common stock for every ten shares of its common stock outstanding to shareholders of record as of the close of business on November 16, 1998, which will result in a 10% increase in the Company's current quarterly dividend.

Year 2000

     The Year 2000 issue is a programming issue that may affect many electronic processing systems. Until recently, in order to minimize the length of data fields, most date-sensitive programs eliminated the first two digits of the year. This issue could affect information technology ("IT") systems and date-sensitive embedded technology that controls certain systems (such as telecommunications systems, security systems, etc.) leaving them unable to properly recognize or distinguish dates in the twentieth and twenty-first centuries and thereafter. For example, date-sensitive calculations may treat "00" as the year 1900 rather than the year 2000. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

     The Company has completed its initial Year 2000 compliance assessment of its core IT systems, which include loan, deposit and check processing systems. These core IT systems are licensed from third parties, and these third parties have warranted to the Company that their system is Year 2000 compliant. The Company completed compliance testing of these core IT systems during the quarter ended December 31, 1998. The Company believes that the results of its tests were successful and that these results showed that these core IT systems are Year 2000 compliant. These results were reviewed and confirmed by an independent third party that is competent in Year 2000 compliance testing hired by the Company. The Company believes that, based on these results and the warranties provided by the third parties that licensed these core IT systems to the Company, these core IT systems are Year 2000 compliant.

     The Company has also completed its initial Year 2000 compliance assessment of its other IT systems, which includes automatic teller machine software systems. These other IT systems are also licensed from third parties. These third parties have either assured the Company that their system is Year 2000 compliant or identified necessary system upgrades to make their system Year 2000 compliant. The Company currently anticipates receiving the necessary systems upgrades and completing Year 2000 compliance testing of these other IT systems by June 30, 1999. There can be no assurance that these other IT systems will be Year 2000 compliant by December 31, 1999. If any of these other IT systems are not Year 2000 compliant by December 31, 1999, then the Year 2000 issue could have a material adverse effect on the operations, financial condition and results of operations of the Company.

     The Year 2000 issue may also affect the Company's date-sensitive embedded technology which controls systems such as the telecommunications systems, security systems, etc. The Company does not believe that the cost to modify or replace such technology to make it Year 2000 compliant will be material. But, if such modifications or replacements, if required, are not made, the Year 2000 issue could have a material adverse effect on the operations, financial condition and results of operations of the Company.

     Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses and other entities that provide data to, or receive data from, the Company or any of its subsidiaries, or whose financial condition or operations are important to the Company or any of its subsidiaries, such as bank regulatory agencies, the Federal Reserve banking system, and significant suppliers and customers. The Company is in communication with significant customers and vendors to evaluate the risk of their failure to be Year 2000 compliant and the extent to which the Company may be vulnerable to such failure. There can be no assurance that the systems of these third parties will be Year 2000 compliant by December 31, 1999, or that the failure of these third parties to be Year 2000 compliant will not have a material adverse effect on the operations, financial condition and results of operations of the Company.

     The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Company's consolidated operating results. The Company estimates the cost of testing, communication programs, and other related items to be $210 thousand, with $180 thousand having been incurred and recorded as noninterest expense during 1998. The Company also estimates the total cost of system upgrades to make certain systems Year 2000 compliant to be approximately $1.0 million, $800 thousand of which has been incurred through December 31, 1998, and which will be capitalized and amortized over future periods. All of these costs have been and will continue to be funded with cash from operations.

     Although the Company believes that its core IT systems are Year 2000 compliant, it has not developed a reasonably likely worst case Year 2000 scenario because testing of the Company's other IT systems has not yet been completed, the Company has not yet identified all embedded technology that needs modification and replacement, and the Company has not received assurances from all of its significant customers and vendors regarding their Year 2000 compliance. The Company has, however, developed some contingency plans for Year 2000 noncompliance. As a matter of course, the Company will compile hard copy of data on its core IT systems as of December 31, 1999. If any of the Company's core IT systems or other IT systems fail because they are not Year 2000 compliant, the Company (including its subsidiary banks) intends to revert to a manual system of tracking and accounting for the data that was formerly tracked or accounted for by such system. The Company will manually recreate a history of the subject data (e.g., a customer's deposit, checking or loan history, an investment portfolio history, or a financial accounting history) from the present back to a point in time when the Company believes it has reasonably reliable and supportable subject data, which should be December 31, 1999. Then, the Company will manually track and record such subject data until the related IT system becomes Year 2000 compliant and is reasonably tested for such compliance. At that point, the Company will transfer the manually-tracked subject data to such system and continue tracking on such system. In addition, if any of the telecommunications systems between the Company and its subsidiary banks fail because they are not Year 2000 compliant, the Company and its subsidiary banks will manually print and timely physically deliver the data normally transferred through its telecommunications systems. Finally, the Company will shut down all automatic teller machines if any of the IT systems associated therewith fail due to Year 2000 noncompliance. The Company's plans are not comprehensive and do not address all Year 2000 contingencies, including contingencies for Year 2000 noncompliance by the Company's embedded technology or the systems of governmental agencies, significant customers or significant vendors. Also, there can be no assurance that the Company's contingency plans will prevent the Company from suffering a material adverse effect on its operations, financial condition or results of operations if any of its core IT systems, other IT systems or embedded technology or any systems of a governmental agency, a significant customer or significant vendor prove not to be Year 2000 compliant.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management considers interest rate risk to be a significant market risk for Bankshares. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk.



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Bankshares appear beginning on page F-1.

Quarterly Results of Operations

     The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 1998 and 1997. This information is derived from unaudited consolidated financial statements that include, in Bankshares' opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the consolidated financial statements of Bankshares and notes thereto included elsewhere in this Form 10-K. The amounts related to Bankshares' common stock have been adjusted to give effect to all stock dividends and stock splits.


                                                                                      1998
                                                                ------------------------------------------------
                                                                    4th          3rd          2nd          1st
                                                                ---------    ---------    ---------     --------
Summary Income Statement Information:
   Interest income                                              $  27,748    $  28,187    $  28,080     $ 27,853
   Interest expense                                                11,289       11,625       11,620       11,758
                                                                ---------    ---------    ---------     --------
   Net interest income                                             16,459       16,562       16,460       16,095
   Provision for loan losses                                          445          260          284          151
                                                                ---------    ---------    ---------     --------
   Net interest income after provision for loan losses             16,014       16,302       16,176       15,944
   Noninterest income                                               5,646        5,756        5,493        5,456
   Noninterest expense                                             13,176       13,315       12,952       12,979
                                                                ---------    ---------    ---------     --------
   Earnings before income taxes                                     8,484        8,743        8,717        8,421
   Provision for income taxes                                       2,661        2,812        2,843        2,795
                                                                ---------    ---------    ---------     --------
   Net earnings                                                 $   5,823    $   5,931    $   5,874     $  5,626
                                                                =========    =========    =========     ========

Per Share Data:
   Net earnings per share                                       $    0.58    $    0.60    $    0.59     $   0.57
   Net earnings per share, assuming dilution                         0.58         0.60         0.58         0.57
   Cash dividends declared                                           0.275        0.250        0.250        0.227
   Book value at period-end                                         17.03        16.79        16.26        15.90

Common stock sales price:
   High                                                         $   37.00    $   40.00    $   38.58     $  39.55
   Low                                                              30.91        31.59        35.57        35.23
   Close                                                            35.00        32.39        36.08        36.59

                                                                                      1997
                                                                ------------------------------------------------
                                                                    4th          3rd          2nd          1st
                                                                ---------    ---------    ---------     --------
Summary Income Statement Information:
   Interest income                                              $  27,881    $  25,223    $  24,539     $ 23,831
   Interest expense                                                11,930       10,337        9,900        9,568
                                                                ---------    ---------    ---------     --------
   Net interest income                                             15,951       14,886       14,639       14,263
   Provision for loan losses                                          428          252          191          243
                                                                ---------    ---------    ---------     --------
   Net interest income after provision for loan losses             15,523       14,634       14,448       14,020
   Noninterest income                                               5,084        5,030        4,775        4,597
   Noninterest expense                                             12,653       11,646       11,297       10,926
                                                                ---------    ---------    ---------     --------
   Earnings before income taxes                                     7,954        8,018        7,926        7,691
   Provision for income taxes                                       2,671        2,654        2,660        2,578
                                                                ---------    ---------    ---------     --------
   Net earnings                                                 $   5,283    $   5,364    $   5,266     $  5,113
                                                                =========    =========    =========     ========

Per Share Data:
   Net earnings per share                                       $    0.53    $    0.54    $    0.53     $   0.52
   Net earnings per share, assuming dilution                         0.53         0.54         0.52         0.52
   Cash dividends declared                                           0.227        0.227        0.227        0.200
   Book value at period-end                                         15.56        15.27        14.91        14.32

Common stock sales price:
   High                                                         $   41.36    $   41.36    $   35.91     $  29.55
   Low                                                              35.00        32.73        26.59        27.45
   Close                                                            38.98        41.36        35.23        28.41



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Arthur Andersen LLP has served as Bankshares' independent accountants since 1990. There have been no disagreements between management of Bankshares and its current independent accountants relating to accounting practices and procedures or financial disclosure.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from Bankshares' Proxy Statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") under the captions "Proposal 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the 1999 Proxy Statement under the caption "Management."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is hereby incorporated by reference from the 1999 Proxy Statement under the captions "Proposal 1 -- Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by Item 13 is hereby  incorporated  by reference
from  the  1999  Proxy  Statement   under  the  caption   "Interest  in  Certain
Transactions."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   The following documents are filed as part of this report:

     (1) Financial Statements

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Earnings for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Comprehensive Earnings for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 Notes to the Consolidated Financial Statements

     (2) Financial Statement Schedules

         None.

         Schedules not listed above have been omitted because they are not required, are not applicable or have been included in the consolidated financial statements of Bankshares.

     (3) Exhibits

         The  information  required  by this Item  14(a)(3)  is set forth in the
         Exhibit Index immediately following Bankshares' financial statements. The exhibits listed herein will be furnished upon written request to Curtis R. Harvey, Executive Vice President and Chief Financial Officer, First Financial Bankshares, Inc., 400 Pine Street, Abilene, Texas 79601, and payment of a reasonable fee that will be limited to Bankshares' reasonable expense in furnishing such exhibits.

B. The following reports were filed on Form 8-K during the three months ended December 31, 1998 and from December 31, 1998 to the date of this Form 10-K.

  Date of Report                             Description
-----------------     ----------------------------------------------------------
December 17, 1998     On December 16, 1998, Bankshares consummated  the exchange offer (the "Exchange Offer") made to the shareholders of Cleburne State Bank ("Cleburne"). Pursuant to the terms of a Stock Exchange Agreement and Plan of Reorganization, dated September 4, 1998, between Bankshares and Cleburne, as amended, and as set forth in the prospectus delivered to shareholders of Cleburne, Bankshares offered to exchange 2.1073 shares of Bankshares common stock for each share of Cleburne common stock, and pay cash in lieu of fractional shares thereof. The Bankshares common stock to be issued pursuant to the Exchange Offer was registered with the Securities and Exchange Commission. Following
                      December 9, 1998, the transfer agent notified Bankshares that 99.3% of the outstanding Cleburne common stock was delivered for exchange. On December 16, 1998, upon satisfaction of all remaining conditions to consummation of the Exchange Offer, Bankshares instructed its transfer agent to deliver stock certificates representing
                      Bankshares common stock to Cleburne shareholders who had tendered shares therefor.

January 31, 1999      To comply  with ASR No. 135 as  interpreted  by Staff
                      Accounting  Bulletin  No. 65, for the month ended  January
                      31, 1999, Bankshares reported consolidated total revenues of approximately $7.7 million, consolidated net earnings of approximately $2.2 million and earnings per share of $0.22.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST FINANCIAL BANKSHARES, INC.



Date:    March 19, 1999              By: /s/KENNETH T. MURPHY
                                           --------------------
                                            KENNETH T. MURPHY
                                            Chairman of the Board, President,
                                            Chief Executive Officer and Director

     The undersigned directors and officers of First Financial Bankshares, Inc. hereby constitute and appoint Curtis R. Harvey, with full power to act and with full power of substitution and resubstitution, our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and hereby ratify and confirm all that such attorney-in-fact or his substitute shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                            TITLE                                           DATE
----                                            -----                                           ----

/S/KENNETH T. MURPHY                            Chairman of the Board, President, Chief         March 19, 1999
------------------------------------
Kenneth T. Murphy                               Executive Officer and Director


/S/CURTIS R. HARVEY                             Executive Vice President, Chief Financial       March 19, 1999
------------------------------------
Curtis R. Harvey                                Officer, Controller and Chief Accounting
                                                Officer

/S/JOSEPH E. CANON                              Director                                        March 19, 1999
------------------------------------
Joseph E. Canon


/S/MAC A. COALSON                               Director                                        March 19, 1999
------------------------------------
Mac A. Coalson


/S/DAVID COPELAND                               Director                                        March 19, 1999
------------------------------------
David Copeland


/S/F. SCOTT DUESER                              Director                                        March 19, 1999
------------------------------------
F. Scott Dueser
                                                Director                                        March ___, 1999
------------------------------------
Kade L. Matthews


/S/RAYMOND A. MCDANIEL, JR.                     Director                                        March 19, 1999
------------------------------------
Raymond A. McDaniel, Jr.


/S/BYNUM MIERS                                  Director                                        March 19, 1999
------------------------------------
Bynum Miers

                                                Director                                        March ___, 1999
------------------------------------
Dian Graves Owen


/S/JAMES M. PARKER                              Director                                        March 19, 1999
------------------------------------
James M. Parker


/S/JACK D. RAMSEY                               Director                                        March 19, 1999
------------------------------------
Jack D. Ramsey

                                                Director                                        March ___, 1999
------------------------------------
Craig Smith


/S/F. L. STEPHENS                               Director                                        March 19, 1999
------------------------------------
F. L. Stephens


/S/H. T. WILSON                                 Director                                        March 19, 1999
------------------------------------
H. T. Wilson


/S/WALTER F. WORTHINGTON                        Director                                        March 19, 1999
------------------------------------
Walter F. Worthington


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
FIRST FINANCIAL BANKSHARES, INC. CONSOLIDATED FINANCIAL STATEMENTS

Management's Report on Responsibility for the Financial Statements.........  F-2
Report of Independent Public Accountants...................................  F-2
Consolidated Financial Statements:
      Consolidated Balance Sheets..........................................  F-3
      Consolidated Statements of Earnings..................................  F-4
      Consolidated Statements of Comprehensive Earnings....................  F-5
      Consolidated Statements of Shareholders' Equity......................  F-6
      Consolidated Statements of Cash Flows................................  F-7
      Notes to Consolidated Financial Statements............................ F-8

       MANAGEMENT'S REPORT ON RESPONSIBILITY FOR THE FINANCIAL STATEMENTS


     The Management of First Financial Bankshares, Inc. is responsible for the preparation, integrity, and fair presentation of its annual financial statements as of December 31, 1998 and 1997, and for the three years in the period ended December 31, 1998. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by Management. Management has also prepared the other information included herein and is responsible for its accuracy and consistency with the financial statements.


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






Kenneth T. Murphy                                    Curtis R. Harvey
Chairman of the Board, President                     Executive Vice President
and Chief Executive Officer                          and Chief Financial Officer


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of First Financial Bankshares, Inc.:

     We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bankshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





Dallas, Texas,                                       Arthur Andersen LLP
January 13, 1999

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------

             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1998 AND 1997
             -------------------------------------------------------



                            ASSETS                                      1998             1997
                            ------                                 --------------   --------------
CASH AND DUE FROM BANKS ........................................   $   84,237,577   $   94,543,508

FEDERAL FUNDS SOLD .............................................      116,091,417      121,220,839
                                                                   --------------   --------------

                  Total cash and cash equivalents ..............      200,328,994      215,764,347

INTEREST-BEARING DEPOSITS IN BANKS .............................          203,911          398,671

INVESTMENT IN SECURITIES:
    Securities held-to-maturity (market value of $419,252,100 in
        1998 and $438,368,614 in 1997) .........................      414,302,781      435,896,533
    Securities available-for-sale, at market value .............      211,588,088      180,121,914

LOANS ..........................................................      779,544,287      743,455,772

    Less- Allowance for loan losses ............................        8,988,320       10,632,441
                                                                   --------------   --------------

                  Net loans ....................................      770,555,967      732,823,331

BANK PREMISES AND EQUIPMENT, net ...............................       42,927,162       43,918,953

GOODWILL, net ..................................................       21,798,277       23,381,496

OTHER ASSETS ...................................................       24,941,695       24,738,409
                                                                   --------------   --------------

                  Total assets .................................   $1,686,646,875   $1,657,043,654
                                                                   ==============   ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

NONINTEREST-BEARING DEPOSITS ...................................   $  334,719,132   $  324,160,130

INTEREST-BEARING DEPOSITS ......................................    1,170,136,708    1,164,548,598
                                                                   --------------   --------------

                  Total deposits ...............................    1,504,855,840    1,488,708,728

DIVIDENDS PAYABLE ..............................................        2,736,689        2,162,899

NOTE PAYABLE ...................................................             --          4,700,000

OTHER LIABILITIES ..............................................        9,605,088        7,010,821
                                                                   --------------   --------------

                  Total liabilities ............................    1,517,197,617    1,502,582,448
                                                                   --------------   --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, $10 par value; authorized 20,000,000 shares;
    issued  and outstanding 9,952,683 and 9,025,852 shares
        in 1998 and 1997, respectively .........................       99,526,830       90,258,520
    Capital surplus ............................................       60,375,373       36,595,698
    Retained earnings ..........................................        8,015,303       27,203,391
    Unrealized gain on investment in securities
        available-for-sale, net ................................        1,531,752          403,597
                                                                   --------------   --------------

                  Total shareholders' equity ...................      169,449,258      154,461,206
                                                                   --------------   --------------

                  Total liabilities and shareholders' equity ...   $1,686,646,875   $1,657,043,654
                                                                   ==============   ==============

   The accompanying notes are an integral part of these consolidated statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
              -----------------------------------------------------



                                                                1998            1997              1996
                                                            -------------   -------------    -------------
INTEREST INCOME:
    Interest and fees on loans ..........................   $  70,882,942   $  62,608,256    $  55,344,409
    Interest on investment in securities-
        Taxable .........................................      33,382,559      33,347,596       30,657,617
        Exempt from federal income tax ..................       3,058,861       1,699,442        1,005,713
    Interest on federal funds sold and interest-bearing
        deposits in banks ...............................       4,543,295       3,818,744        2,155,896
                                                             -------------   -------------    -------------

                                                              111,867,657     101,474,038       89,163,635
                                                            -------------   -------------    -------------

INTEREST EXPENSE:
    Interest on time deposits ...........................      46,133,721      41,613,665       35,656,520
    Other ...............................................         158,669         121,249           42,206
                                                            -------------   -------------    -------------

                                                               46,292,390      41,734,914       35,698,726
                                                            -------------   -------------    -------------

                  Net interest income ...................      65,575,267      59,739,124       53,464,909

PROVISION FOR LOAN LOSSES ...............................       1,139,500       1,114,000        1,200,000
                                                            -------------   -------------    -------------

                  Net interest income after provision for
                    loan losses .........................      64,435,767      58,625,124       52,264,909
                                                            -------------   -------------    -------------

NONINTEREST INCOME:
    Trust fees ..........................................       4,748,751       3,988,309        3,552,331
    Service fees on deposit accounts ....................      11,838,173      10,651,395        8,674,559
    Real estate mortgage fees ...........................       1,358,271         803,310          567,709
    Net gain (loss) on securities transactions ..........          42,230            (381)          15,496
    Other ...............................................       4,363,717       4,043,180        3,680,828
                                                            -------------   -------------    -------------

                                                               22,351,142      19,485,813       16,490,923
                                                            -------------   -------------    -------------
NONINTEREST EXPENSE:
    Salaries and employee benefits ......................      26,678,822      23,772,176       20,930,531
    Net occupancy expense ...............................       4,185,224       3,798,148        3,403,466
    Equipment expense ...................................       4,090,955       3,677,620        3,046,507
    Goodwill amortization ...............................       1,654,682         747,731          447,731
    Other expenses ......................................      15,812,342      14,526,064       12,000,819
                                                            -------------   -------------    -------------

                                                               52,422,025      46,521,739       39,829,054
                                                            -------------   -------------    -------------

EARNINGS BEFORE INCOME TAXES ............................      34,364,884      31,589,198       28,926,778

INCOME TAX EXPENSE ......................................      11,110,945      10,562,739        9,884,066
                                                            -------------   -------------    -------------

NET EARNINGS ............................................   $  23,253,939   $  21,026,459    $  19,042,712
                                                            =============   =============    =============

NET EARNINGS PER SHARE ..................................   $        2.34   $        2.12    $        1.98
                                                            =============   =============    =============

NET EARNINGS PER SHARE, ASSUMING DILUTION ...............   $        2.33   $        2.11    $        1.97
                                                            =============   =============    =============


   The accompanying notes are an integral part of these consolidated statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                -------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
              -----------------------------------------------------



                                                                               1998           1997            1996
                                                                           ------------    ------------   ------------
NET EARNINGS ...........................................................   $ 23,253,939    $ 21,026,459   $ 19,042,712

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
    Change in unrealized gain (loss) on investment in securities
        available-for-sale, before tax .................................      1,777,853       1,009,314       (223,993)
    Reclassification adjustment for realized (gains) losses on
        investment in securities included in net earnings, before tax ..        (42,230)            381        (15,496)
                                                                           ------------    ------------   ------------

                  Total other items of comprehensive earnings ..........      1,735,623       1,009,695       (208,497)
                                                                           ------------    ------------   ------------

COMPREHENSIVE EARNINGS, BEFORE INCOME TAXES ............................     24,989,562      22,036,154     18,834,215

    Income tax expense (benefit) related to other items of comprehensive
        earnings .......................................................        607,468         353,393        (72,974)
                                                                           ------------    ------------   ------------

COMPREHENSIVE EARNINGS .................................................   $ 24,382,094    $ 21,682,761   $ 18,907,189
                                                                           ============    ============   ============


   The accompanying notes are an integral part of these consolidated statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
              -----------------------------------------------------

                                                                                             Unrealized Gain
                                                                                                (Loss) on
                                                                                                Investment
                                            Common Stock                                       in Securities     Total
                                            ------------          Capital       Retained        Available     Shareholders'
                                       Shares        Amount       Surplus       Earnings      For Sale, Net      Equity
                                    ---------     -----------   -----------    -----------      ----------    ------------
BALANCE, December 31, 1995          5,713,450     $57,134,500   $37,115,629    $30,240,041      $ (112,899)   $124,377,271

   Net earnings                            --              --            --     19,042,712              --      19,042,712
   Stock issuances                     42,791         427,910         4,103             --              --         432,013
   Cash dividends declared,
    $0.79 per share                        --              --            --     (7,306,767)             --      (7,306,767)
   Stock split-up, effected in
    the form of a 25% dividend      1,336,902      13,369,020            --    (13,369,020)             --              --
   Change in unrealized gain
   (loss) on investment in
   securities available-for-
   sale, net                               --              --            --             --        (135,523)       (135,523)
                                    ---------     -----------   -----------    -----------      ----------    ------------

BALANCE, December 31, 1996          7,093,143      70,931,430    37,119,732     28,606,966        (248,422)    136,409,706

   Business combination by
     immaterial pooling-of-
     interests                        216,442       2,164,420      (521,224)     2,658,712          (4,283)      4,297,625
   Net earnings                            --              --            --     21,026,459              --      21,026,459
   Stock issuances                     34,873         348,730        (2,810)            --              --         345,920
   Cash dividends declared,
    $0.88 per share                        --              --            --     (8,274,806)             --      (8,274,806)
   Stock split-up, effected
    in the form of a 25% dividend   1,681,394      16,813,940            --    (16,813,940)             --              --
   Change in unrealized gain
   (loss) on investment in
   securities available-for-
   sale, net                               --              --            --             --         656,302         656,302
                                    ---------     -----------   -----------    -----------      ----------    ------------

BALANCE, December 31, 1997          9,025,852      90,258,520    36,595,698     27,203,391         403,597     154,461,206

   Net earnings                            --              --            --     23,253,939              --      23,253,939
   Cash dividends declared,
    $1.00 per share                        --              --            --     (9,687,469)             --      (9,687,469)
   Stock issuances                     23,257         232,570        60,857             --              --         293,427
   Stock dividend, 10%                903,574       9,035,740    23,718,818    (32,754,558)             --              --
   Change in unrealized gain
    (loss) on investment in
    securities available-for-
    sale, net                              --              --            --             --       1,128,155       1,128,155
                                    ---------     -----------   -----------    -----------      ----------    ------------

BALANCE, December 31, 1998          9,952,683     $99,526,830   $60,375,373    $ 8,015,303      $1,531,752    $169,449,258
                                    =========     ===========   ===========    ===========      ==========    ============

   The accompanying notes are an integral part of these consolidated statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
              -----------------------------------------------------


                                                                   1998                  1997              1996
                                                               -------------         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ............................................   $  23,253,939         $  21,026,459    $  19,042,712
   Adjustments to reconcile net earnings to net cash
     provided by operating activities-
       Depreciation and amortization .......................       6,157,299             5,006,176        4,022,819
       Provision for loan losses ...........................       1,139,500             1,114,000        1,200,000
       Premium amortization, net of discount accretion .....       2,320,788               998,159        2,377,741
       Gain on sale of assets ..............................         (39,576)              (38,723)        (128,347)
       Deferred federal income tax (benefit) expense .......        (110,993)             (144,067)         269,834
       (Increase) decrease in other assets .................      (1,109,754)           (2,077,395)         674,866
       Increase (decrease) in other liabilities ............       4,049,267            (3,816,030)        (403,041)
                                                               -------------         -------------    -------------

                  Total adjustments ........................      12,406,531             1,042,120        8,013,872
                                                               -------------         -------------    -------------

                  Net cash provided by operating activities       35,660,470            22,068,579       27,056,584
                                                               -------------         -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in interest-bearing deposits in banks ......         194,760               589,823        1,278,531
   Cash and cash equivalents received through purchase of
     assets and liabilities, net of cash paid ..............            --              70,702,534             --
   Acquisitions, net of cash and cash equivalents received .            --              10,436,740       (4,554,417)
   Proceeds from sales of securities available-for-sale ....      23,910,732            10,325,207          498,500
   Proceeds from maturities of securities available-for-sale     103,760,577           124,360,581        6,577,238
   Proceeds from maturities of securities held-to-maturity .     218,953,525           234,268,378      185,989,754
   Purchase of securities available-for-sale ...............    (143,739,172)         (266,783,072)     (23,521,786)
   Purchase of securities held-to-maturity .................    (213,301,021)         (160,323,001)
   Net increase in loans ...................................     (38,950,855)          (50,559,186)     (33,792,784)
   Capital expenditures ....................................      (4,267,677)           (5,215,797)      (4,824,220)
   Proceeds from sale of other assets ......................       1,171,448               405,476          779,764
                                                               -------------         -------------    -------------
                  Net cash used in investing activities ....     (52,267,683)          (38,101,410)     (31,892,421)
                                                               -------------         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing deposits ............      10,559,002            10,638,143       13,629,435
   Net increase in interest-bearing deposits ...............       5,588,110            90,416,339       31,655,307
   Net (decrease) increase in other short-term borrowings ..      (6,155,000)            6,090,000         (487,938)
   Proceeds of stock issuances .............................         293,427               345,920          432,013
   Dividends paid ..........................................      (9,113,679)           (7,993,195)      (6,980,052)
                                                               -------------         -------------    -------------

                  Net cash provided by financing activities        1,171,860            99,497,207       38,248,765
                                                               -------------         -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......     (15,435,353)           83,464,376       33,412,928

CASH AND CASH EQUIVALENTS, beginning of year ...............     215,764,347           132,299,971       98,887,043
                                                               -------------         -------------    -------------

CASH AND CASH EQUIVALENTS, end of year .....................   $ 200,328,994         $ 215,764,347    $ 132,299,971
                                                               =============         =============    =============

   The accompanying notes are an integral part of these consolidated statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        DECEMBER 31, 1998, 1997, AND 1996
                        ---------------------------------



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Nature of Operations
--------------------

     First Financial Bankshares, Inc. (a Texas corporation) ("Bankshares") is a multi-bank holding company which owns (through its wholly owned Delaware subsidiary) all of the capital stock of ten banks located in Texas as of December 31, 1998. Those subsidiary banks are First National Bank of Abilene; Hereford State Bank; First National Bank, Sweetwater; Eastland National Bank; The First National Bank in Cleburne; Stephenville Bank & Trust Co.; San Angelo National Bank; Weatherford National Bank; Texas National Bank, Southlake; and Cleburne State Bank. Each subsidiary bank's primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located.


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


Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

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


Consolidation
-------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.


Investment In Securities
------------------------

     Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on their intent. Securities classified as held-to-maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities classified as available-for-sale are recorded at fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported in a separate component of shareholders' equity. Securities classified as trading are recorded at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 1998, 1997, or 1996.

Loans and Allowance for Loan Losses
-----------------------------------

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


     The Company's policy requires measurement of an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price. At December 31, 1998 and 1997, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.


Bank Premises and Equipment
---------------------------

     Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the respective lease or the estimated useful lives of the improvements, whichever is shorter.


Excess of Cost Over Fair Value of Tangible Assets Acquired (Goodwill)
---------------------------------------------------------------------

     Goodwill, relating to acquisitions of certain subsidiary banks, is being amortized by the straight-line method over periods of 15 and 40 years.


Accounting Standards Adopted
----------------------------

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company's only component of comprehensive income is the unrealized holding gains or losses on available-for-sale securities. The Company has elected to report their comprehensive earnings in a separate financial statement, which displays the calculation of these earnings for each of the three years in the period ending December 31, 1998.


     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") was issued. The statement changes standards for the way public companies identify and report operating segments in interim and annual financial statements. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has determined that it operates one line of business (community banking) located in a single geographic area (Texas). Therefore, SFAS 131 has no effect on the Company's financial statements.

     The Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" as of January 1, 1998. This statement establishes standards for reporting and display of pension and other postretirement benefits in financial statements for fiscal years beginning after December 15, 1997. The Company has restated its 1997 disclosures in order to display information comparable to 1998. See Note 12.


Recent Accounting Standard
--------------------------

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company plans to adopt SFAS 133 on January 1, 2000 and does not expect the adoption of the statement to have a significant impact on the accompanying financial statements.


Per Share Data
--------------

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, net earnings per share ("EPS") are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The Company calculates dilutive EPS assuming all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the period. The following table reconciles the computation of net EPS to dilutive EPS:


                                                     Net                     Per Share
                                                   Earnings      Shares       Amount
                                                 -----------   -----------   --------
For the year ended December 31, 1998:
     Net earnings per share ..................   $23,253,939     9,939,910   $   2.34
                                                                             ========
     Effect of stock options .................            --        56,277
                                                 -----------   -----------
     Net earnings per share, assuming dilution   $23,253,939     9,996,187   $   2.33
                                                 ===========   ===========   ========

For the year ended December 31, 1997:
     Net earnings per share ..................   $21,026,459     9,905,482   $   2.12
                                                                             ========
     Effect of stock options .................            --        66,339
                                                 -----------   -----------
     Net earnings per share, assuming dilution   $21,026,459     9,971,821   $   2.11
                                                 ===========   ===========   ========

For the year ended December 31, 1996:
     Net earnings per share ..................   $19,042,712     9,614,306   $   1.98
                                                                             ========
     Effect of stock options .................            --        60,277
                                                 -----------   -----------
     Net earnings per share, assuming dilution   $19,042,712     9,674,583   $   1.97
                                                 ===========   ===========   ========


Earnings and dividends per share have been retroactively adjusted for the effect of stock dividends and splits.

Reclassifications
-----------------

     Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.


Statement of Cash Flows
-----------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.


Accounting for Income Taxes
---------------------------

     The Company's provision for income taxes is generally based on income before taxes adjusted for permanent differences between financial reporting and taxable income. Deferred income taxes are provided for temporary differences between financial reporting and taxable income.


2.   CASH AND INVESTMENT IN SECURITIES:
     ----------------------------------

     Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. During 1998 and 1997, such average balances totaled approximately $7,374,000 and $14,170,000, respectively.


     The amortized cost, estimated market values, and gross unrealized gains and losses of the Company's investment in securities as of December 31, 1998 and 1997, are as follows:


                                                                          December 31, 1998
                                                 ------------------------------------------------------------------
                                                                      Gross             Gross
                                                  Amortized        Unrealized        Unrealized         Estimated
                                                  Cost Basis      Holding Gains    Holding Losses       Fair Value
                                                 ------------       ----------         ---------       ------------

Securities held-to-maturity:
     U.S. Treasury securities and
        obligations  of  U.S.  government
        corporations  and agencies               $293,400,457       $3,839,931         $(160,574)      $297,079,814

     Obligations of states and
        political subdivisions                     66,764,133        1,005,216           (37,883)        67,731,466

     Corporate bonds                                9,479,912           46,087            (5,345)         9,520,654

     Mortgage-backed securities                    44,633,072          303,585           (42,455)        44,894,202

     Other securities                                  25,207              757           -                   25,964
                                                 ------------       ----------         ---------       ------------
     Total investment in debt
         securities held-to-maturity             $414,302,781       $5,195,576         $(246,257)      $419,252,100
                                                 ============       ==========         =========       ============



                                                                          December 31, 1998
                                                 ------------------------------------------------------------------
                                                                      Gross             Gross
                                                  Amortized        Unrealized        Unrealized         Estimated
                                                  Cost Basis      Holding Gains    Holding Losses       Fair Value
                                                 ------------       ----------         ---------       ------------
Securities available-for-sale:
     U.S. Treasury securities and
         obligations of U.S.
         government corporations and agencies    $104,255,679       $1,205,568        $  (93,564)      $105,367,683

     Obligations of states and
        political subdivisions                     33,255,223          685,446           (77,496)        33,863,173

     Corporate bonds                               25,984,410          433,116           (14,499)        26,403,027

     Mortgage-backed securities                    42,579,364          285,231           (69,191)        42,795,404
                                                 ------------       ----------         ---------       ------------

     Total investment in debt
         securities available-for-
         sale                                     206,074,676        2,609,361          (254,750)       208,429,287

     Other securities                               3,158,801         -                  -                3,158,801
                                                 ------------       ----------         ---------       ------------

     Total investment in securities
         available-for-sale                      $209,233,477       $2,609,361         $(254,750)      $211,588,088
                                                 ============       ==========         =========       ============


                                                                          December 31, 1997
                                                 ------------------------------------------------------------------
                                                                      Gross             Gross
                                                  Amortized        Unrealized        Unrealized         Estimated
                                                  Cost Basis      Holding Gains    Holding Losses       Fair Value
                                                 ------------       ----------         ---------       ------------
Securities held-to-maturity:
     U.S. Treasury securities and
        obligations  of  U.S.  government
        corporations  and agencies               $330,673,666       $2,123,552         $(407,968)      $332,389,250

     Obligations of states and
        political subdivisions                     34,456,155          525,072            (5,326)        34,975,901

     Corporate bonds                                9,967,597           51,946            (4,073)        10,015,470

     Mortgage-backed securities                    59,808,591          347,867          (161,151)        59,995,307

     Other securities                                 990,524            2,162           -                  992,686
                                                 ------------       ----------         ---------       ------------

     Total investment in debt
         securities held-to-maturity             $435,896,533       $3,050,599         $(578,518)      $438,368,614
                                                 ============       ==========         =========       ============



                                                                          December 31, 1997
                                                 ------------------------------------------------------------------
                                                                      Gross             Gross
                                                  Amortized        Unrealized        Unrealized         Estimated
                                                  Cost Basis      Holding Gains    Holding Losses       Fair Value
                                                 ------------       ----------         ---------       ------------
Securities available-for-sale:
     U.S. Treasury securities and
         obligations of U.S.
         government corporations and agencies    $141,530,895       $  526,529         $(273,569)      $141,783,855

     Obligations of states and
        political subdivisions                      8,168,069          242,438            (2,716)         8,407,791

     Mortgage-backed securities                    27,036,217          186,018           (58,715)        27,163,520
                                                 ------------       ----------         ---------       ------------

     Total investment in debt
         securities available-for-
         sale                                     176,735,181          954,985          (335,000)       177,355,166

     Other securities                               2,766,756          -                      (8)         2,766,748
                                                 ------------       ----------         ---------       ------------

     Total investment in securities
         available-for-sale                      $179,501,937       $  954,985         $(335,008)      $180,121,914
                                                 ============       ==========         =========       ============



     The Company invests in securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and asset-backed securities. The expected maturities of these securities at December 31, 1998, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 1998 and 1997, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment in debt securities at December 31, 1998 and 1997, included structured notes with an amortized cost basis of $7,014,000 and $11,726,000, respectively, and an estimated fair value of $6,971,000 and $11,555,000, respectively.



     The   amortized   cost  and  estimated   fair  value  of  debt   securities
held-to-maturity at December 31, 1998, by contractual and expected maturity, are shown below.


                                                                                     Amortized         Estimated
                                                                                     Cost Basis        Fair Value
                                                                                    ------------      ------------
              Due within one year                                                   $ 89,519,281      $ 89,919,775
              Due after one year through five years                                  283,566,259       287,618,411
              Due after five years through ten years                                  26,696,519        27,049,816
              Due after ten years                                                     14,520,722        14,664,098
                                                                                    ------------      ------------

                   Total debt securities held-to-maturity                           $414,302,781      $419,252,100
                                                                                    ============      ============


     The   amortized   cost  and  estimated   fair  value  of  debt   securities
available-for-sale at December 31, 1998, by contractual and expected maturity, are shown below.

                                                                                     Amortized         Estimated
                                                                                    Cost Basis        Fair Value
                                                                                    ------------      ------------
              Due within one year                                                   $ 30,157,179      $ 30,294,885
              Due after one year through five years                                   91,329,621        92,011,184
              Due after five years through ten years                                  51,808,229        53,671,596
              Due after ten years                                                     32,779,647        32,451,622
                                                                                    ------------      ------------

                   Total debt securities available-for-sale                         $206,074,676      $208,429,287
                                                                                    ============      ============



     Securities, carried at approximately $164,215,000 and $149,921,000 at December 31, 1998 and 1997, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.


     During 1998 and 1997, sales of investments in securities that were classified as available-for-sale totaled $23,910,732 and $10,325,207, respectively. Gross realized gains from the 1998, 1997, and 1996 sales were $44,064, $4,642, and $18,200, respectively. Gross realized losses for the 1998, 1997, and 1996 sales were $1,834, $5,023, and $2,704, respectively. Specific identification was used to determine cost in computing the realized gains and losses.


3.   LOANS AND ALLOWANCE FOR LOAN LOSSES:
     ------------------------------------

     Major classifications of loans are as follows:


                                                                                            December 31,
                                                                                    ------------------------------
                                                                                       1998                1997
                                                                                    ------------      ------------
         Commercial, financial, and agricultural                                    $278,647,355      $286,630,083
         Real estate - construction                                                   36,721,221        34,100,461
         Real estate - mortgage                                                      198,446,750       177,657,901
         Consumer                                                                    272,100,492       253,603,206
                                                                                    ------------      ------------

                                                                                     785,915,818       751,991,651

         Unearned income                                                              (6,371,531)       (8,535,879)
                                                                                    ------------      ------------

                  Total loans                                                       $779,544,287      $743,455,772
                                                                                    ============      ============



     The Company's recorded investment in impaired loans and the related valuation allowance are as follows:


                                                                December 31, 1998           December 31, 1997
                                                             ------------------------     ------------------------
                                                             Recorded       Valuation      Recorded      Valuation
                                                            Investment      Allowance     Investment     Allowance
                                                             ----------      --------     ----------    ----------

     Impaired loans-
         Valuation allowance required                        $2,866,000      $586,862     $4,451,190    $1,249,893
         No valuation allowance required                           -             -              -             -
                                                             ----------      --------     ----------    ----------

          Total at end of year                               $2,866,000      $586,862     $4,451,190    $1,249,893
                                                             ==========      ========     ==========    ==========


     The average recorded investment in impaired loans for the years ended December 31, 1998 and 1997, was approximately $3,659,000 and $3,948,000, respectively. The Company had approximately $3,169,000 and $5,096,000 in nonperforming assets at December 31, 1998 and 1997, respectively, of which approximately $2,784,000 and $4,160,000 represented recorded investments in impaired loans.


     Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of $135,000 and $230,000 during the years ended December 31, 1998 and 1997, respectively, of which $17,000 and $63,000 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 1998 and 1997, respectively, such income would have approximated $400,000 and $439,000.


     The allowance for loan losses as of December 31, 1998 and 1997, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio which are identified below:


                                                                                            December 31,
                                                                                    ----------------------------
                                                                                       1998              1997
                                                                                    -----------      -----------
     Allowance for loan losses provided for-
         Loans specifically evaluated as impaired                                   $   586,862      $ 1,249,893
         Unidentified impaired loans                                                  8,401,458        9,382,548
                                                                                    -----------      -----------

         Total allowance for loan losses                                            $ 8,988,320      $10,632,441
                                                                                    ===========      ===========


     The allowance for loan losses is maintained at a level considered adequate to provide for estimated probable incurred losses. The allowance is reviewed periodically, and as losses are incurred and the amounts become estimable, they are charged to operations in the periods that they become known.


     Changes in the allowance for loan losses are summarized as follows:


                                                                      1998              1997               1996
                                                                  ------------       -----------        ----------
         Balance at beginning of year                              $10,632,441      $  9,797,543        $9,649,357
             Add:
                 Allowance of acquired banks                           -               1,443,685           800,432
                 Provision for loan losses                           1,139,500         1,114,000         1,200,000
                 Loan recoveries                                     1,375,048         1,403,876           911,692

             Deduct:
                 Loan charge-offs                                   (4,158,669)       (3,126,663)       (2,763,938)
                                                                  ------------       -----------        ----------

         Balance at end of year                                   $  8,988,320       $10,632,441        $9,797,543
                                                                  ============       ===========        ==========



4.   BANK PREMISES AND EQUIPMENT:
     ----------------------------

     The following is a summary of bank premises and equipment:


                                                                                            December 31,
                                                                                    ------------------------------
                                                                                       1998              1997
                                                                                    ------------      ------------
         Land                                                                       $  8,031,111      $  7,861,478
         Buildings                                                                    43,628,814        43,518,979
         Furniture and equipment                                                      26,677,460        25,401,398
         Leasehold improvements                                                        6,523,911         5,618,689
                                                                                    ------------      ------------

                                                                                      84,861,296        82,400,544

         Accumulated depreciation and amortization                                   (41,934,134)      (38,481,591)
                                                                                    ------------      ------------

                                                                                    $ 42,927,162      $ 43,918,953



5.   TIME DEPOSITS:
     --------------

     Time deposits of $100,000 or more totaled approximately $162,772,000 and $155,553,000 at December 31, 1998 and 1997, respectively. Interest expense on these deposits was approximately $8,705,000, $8,322,000, and $7,268,000 during 1998, 1997, and 1996, respectively.


6.   NOTE PAYABLE:
     -------------

     Bankshares has a line of credit with a non-affiliated bank under which it can borrow up to $18,000,000. The line of credit is unsecured and matures on June 30, 1999. Bankshares paid no fee to secure the unused line of credit and, accordingly, did not estimate a fair value of the unused line of credit at December 31, 1998 and 1997. In September 1997, Bankshares borrowed $6,200,000 under the line of credit at the London Interbank Offering Rate plus 1.0% (6.8% at December 31, 1997). Interest was payable quarterly beginning December 31, 1997, with principal due in twenty quarterly installments beginning September 30, 1998. Bankshares repaid all borrowings under the line of credit in September 1998.


7.   INCOME TAXES:
     -------------

     The Company files a consolidated federal income tax return. Income tax expense (benefit) is comprised of the following:


                                                                               Year Ended December 31,
                                                                   -----------------------------------------------
                                                                      1998              1997               1996
                                                                   -----------       -----------        ----------
         Current federal income tax                                $11,221,938       $10,706,806        $9,614,232
         Deferred federal income tax                                  (110,993)         (144,067)          269,834
                                                                   -----------       -----------        ----------

                  Income tax expense                               $11,110,945       $10,562,739        $9,884,066
                                                                   ===========       ===========        ==========



     The provision for income tax expense (benefit), as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:


                                                                           As a Percent of Pretax Earnings
                                                                      ---------------------------------------
                                                                      1998            1997               1996
                                                                      ----            ----               ----
         Statutory federal income tax rate                            35.0%           35.0%              35.0%
         Reductions in tax rate resulting from
             interest income exempt from
             federal income tax                                       (3.1)           (1.9)              (1.3)
         Other                                                         0.4             0.3                0.5
                                                                      ----            ----               ----
         Effective income tax rate                                    32.3%           33.4%              34.2%
                                                                      ====            ====               ====



     The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 1998 and 1997, are as follows:


                                                                                      1998                 1997
                                                                                   -----------          ----------
     Deferred Tax Assets-
         Tax basis of loans in excess of financial statement basis                 $ 2,624,001          $2,869,675
         Benefits of a subsidiary bank net operating loss
             carryforward                                                              368,511             487,116
         Recognized for financial reporting purposes but not
             for tax purposes-
                 Deferred compensation                                                 404,310             431,273
         Write-downs and adjustments to other
             real estate owned and repossessed assets                                  200,669             167,508
         Other deferred tax assets                                                     341,436             372,122
                                                                                   -----------          ----------

                           Total deferred tax assets                                 3,938,927           4,327,694



         Deferred Tax Liabilities-
         Financial statement basis of fixed assets in excess of
             tax basis                                                               1,557,765           1,824,059
         Recognized for financial reporting purposes but not
             for tax purposes-
                 Accretion on investments                                              207,828             316,976
                 Pension plan contribution                                             535,436             528,526
                 Net unrealized gain on investment in securities
                      available-for-sale                                               819,209             216,369
         Other deferred tax liabilities                                                115,224             203,669
                                                                                   -----------          ----------

                           Total deferred tax liabilities                            3,235,462           3,089,599

         Valuation allowance                                                           (34,094)            (76,877)
                                                                                   -----------          ----------

                      Net deferred tax asset                                       $   669,371          $1,161,218
                                                                                   ===========          ==========

     At December 31, 1998, The First National Bank in Cleburne ("Cleburne"), a subsidiary bank, had a net operating loss carryforward for federal income tax purposes of approximately $1,053,000. In its consolidated return, subject to certain yearly limitations, the Company can utilize Cleburne's pre-acquisition net operating loss carryforward to offset future consolidated taxable income only to the extent Cleburne has future taxable income. If not used, the net operating loss carryforward expires as follows: $128,000 in 2001, $560,000 in 2002, and $365,000 in 2005.


     The valuation  allowance was  established  to recognize the  uncertainty of
realization   of  the  benefit   related  to  Cleburne's   net  operating   loss
carryforward. The following summarizes the changes in the allowance account:


                                                                                       1998               1997
                                                                                     ---------         ---------
         Valuation allowance at beginning of period                                  $  76,877          $137,232
         Reduction in valuation allowance based on
             current period utilization of net operating
             loss carryforward                                                         (42,783)          (60,355)
                                                                                     ---------         ---------
         Valuation allowance at end of period                                        $  34,094         $  76,877
                                                                                     =========         =========



8.   FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

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


     Estimated fair values have been determined by the Company using the best available data, as generally provided in the Company's Regulatory Reports, and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1998 and 1997, were as follows:


         o Financial instruments actively traded in a secondary market have been valued using quoted available market prices.


                                                           Estimated                          Recorded
                                                             Fair                               Book
                                                             Value                             Balance
                                                ------------------------------     -------------------------------
                                                     1998              1997              1998              1997
                                                -------------    -------------     -------------     -------------
         Cash and due from banks                $  84,237,577    $  94,543,508     $  84,237,577     $  94,543,508
         Federal funds sold                       116,091,417      121,220,839       116,091,417       121,220,839
         Interest-bearing deposits in banks           203,911          398,671           203,911           398,671
         Investment in securities                 630,840,188      618,490,528       625,890,869       616,018,447



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


                                                          Estimated                          Recorded
                                                             Fair                               Book
                                                             Value                             Balance
                                                 -----------------------------     -------------------------------
                                                     1998              1997              1998              1997
                                                 ------------     ------------      ------------      ------------
         Deposits with stated maturities         $536,329,398     $529,674,980      $533,565,174      $529,025,182
         Deposits with no stated maturities       971,290,666      959,683,546       971,290,666       959,683,546
         Net loans                                776,056,313      734,487,013       770,555,967       732,823,332
         Note payable                                 -              4,700,000           -               4,700,000



     Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.


     The Company's remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required nor has the Company estimated its value. There is no material difference between the notional amount and the estimated fair value of off-balance-sheet unfunded loan commitments which total approximately $195,719,000 and $167,953,000 at December 31, 1998 and 1997, respectively, and are generally priced at market at the time of funding. Letters of credit discussed in Note 10 have an estimated fair value based on fees currently charged for similar agreements. At December 31, 1998 and 1997, fees related to the unexpired term of the letters of credit are not significant.


     Reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.


9.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     The Company is engaged in legal actions arising from the normal course of business. In management's opinion, the Company has adequate legal defenses with respect to these actions, and the resolution of these matters should have no material adverse effects upon the results of operations or financial condition of the Company.


     The Company is a lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,436,000, $1,341,000, and $1,262,000 for the years ended December 31, 1998,
1997, and 1996, respectively.


10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:
     --------------------------------------------------

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


                                                                  Contract or
                                                                 Notional Amount
         Financial instruments whose contract amounts
             represent credit risk-
                Commitments to extend credit                       $195,719,000
                Standby letters of credit                             5,538,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.


     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The average collateral value held on letters of credit exceeds the contract amount.


11.  CONCENTRATION OF CREDIT RISK:
     -----------------------------

     The Company grants commercial, retail, agriculture, and residential loans to customers primarily in North Central and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the local economic sector.


12.  PENSION AND PROFIT SHARING PLANS:
     ---------------------------------

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

     The following table provides a reconciliation of the plan's benefit obligations and fair value of plan assets over the two-year period ending December 31, 1998, and a statement of the funded status as of December 31, 1998 and 1997:


                                                                                         1998              1997
                                                                                      ----------        ----------
         Reconciliation of benefit obligations:
             Benefit obligation at January 1                                        $  8,279,256        $7,292,311
             Service cost - benefits earned during the period                            690,383           636,371
             Interest cost on projected benefit obligation                               637,149           560,262
             Plan amendment for retirees                                                 283,779           -
             Actuarial loss                                                            1,007,861           170,991
             Benefits paid                                                              (522,217)         (380,679)
                                                                                      ----------        ----------

             Benefit obligation at December 31                                        10,376,211         8,279,256
                                                                                      ----------        ----------

         Reconciliation of fair value of plan assets:
             Fair value of plan assets at January 1                                    9,583,507         8,302,751
             Actual return on plan assets                                                338,264         1,359,401
             Employer contributions                                                      581,493           302,034
             Benefits paid                                                              (522,217)         (380,679)
                                                                                      ----------        ----------

             Fair value of plan at December 31                                         9,981,047         9,583,507
                                                                                      ----------        ----------

         Funded status:
             Funded status at December 31                                               (395,164)        1,304,251
             Unrecognized loss from past experience different
                  than that assumed and effects of changes in
                  assumptions                                                          1,645,964           109,065
             Unrecognized prior-service cost                                             265,818              -
                                                                                      ----------        ----------

         Net amount recognized (prepaid pension cost included
             in other assets)                                                         $1,516,618        $1,413,316
                                                                                      ==========        ==========



     Net periodic pension cost for the years ended December 31, 1998, 1997, and 1996, included the following components:


                                                                               Year Ended December 31,
                                                                     ---------------------------------------------
                                                                        1998             1997               1996
                                                                     ---------       -----------          --------
         Service cost - benefits earned during the period            $ 690,383       $   636,371          $622,939
         Interest cost on projected benefit obligation                 637,149           560,262           491,279
         Expected return on plan assets                               (867,303)         (730,486)         (663,770)
         Amortization of transition asset                                 -             (131,387)         (142,204)
         Amortization of prior-service cost                             17,961              -                 -
                                                                     ---------       -----------          --------

         Net periodic pension cost                                   $ 478,190       $   334,760          $308,244
                                                                     =========       ===========          ========


     The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:


                                                                            1998            1997          1996
                                                                            ----            ----          ----
         Weighted average discount rate                                     6.75%           7.5%          7.5%
         Rate of increase in future compensation levels                      4%              4%            4%
         Expected long-term rate of return on assets                        8.5%            8.5%          8.5%



     As of December 31, 1998 and 1997, the fair value of the plan's assets included Company stock valued at $345,000 and $384,000, respectively.


     The Company's pension plan was amended as of February 1, 1998, to increase benefit payments to retired participants. The effect of the amendment was to increase the pension benefit obligation by $283,779. The prior-service costs related to the amendment are amortized on a straight-line basis over the average remaining service period of the active participants.


     The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company's contributions over a seven-year period. Costs related to the Company's defined contribution plan totaled $2,027,220, $1,823,770, and $1,719,884, in 1998, 1997, and 1996, respectively.


13.  DIVIDENDS FROM SUBSIDIARIES:
     ----------------------------

     At December 31, 1998, approximately $13,800,000 was available for the declaration of dividends by the Company's subsidiary banks without the prior approval of regulatory agencies.


14.  REGULATORY MATTERS:
     -------------------

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


     Quantitative measures established by regulation to ensure capital adequacy require Bankshares and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined), to average assets (as defined). Management believes as of December 31, 1998 and 1997, that Bankshares and each of its subsidiaries meet all capital adequacy requirements to which they are subject.


     As of December 31, 1998 and 1997, the most recent notification from each respective subsidiaries' primary regulator categorized each of Bankshares' subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that Management believes have changed the institutions' category. Bankshares' and its significant subsidiaries' actual capital amounts and ratios are presented in the table below:

                                                                                                  To Be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
                                                Actual             Adequacy Purposes:         Action Provisions:
                                      ----------------------    ----------------------     -----------------------
                                         Amount          Ratio       Amount      Ratio         Amount        Ratio
                                      -------------      ---    --------------   -----     --------------   ------
As of December 31, 1998:
    Total Capital
    (to Risk-Weighted Assets):
      Consolidated                    $ 155,108,000      17%    =>$ 72,945,000   => 8%           N/A         N/A
      First National Bank of Abilene  $  55,164,000      16%    =>$ 26,864,000   => 8%     =>$ 33,580,000   => 10%
      San Angelo National Bank        $  24,291,000      17%    =>$ 11,680,000   => 8%     =>$ 14,599,000   => 10%
      Weatherford National Bank       $  15,667,000      18%    =>$  7,083,000   => 8%     =>$  8,853,000   => 10%

    Tier I Capital
    (to Risk-Weighted Assets):
      Consolidated                    $ 146,119,000      16%    =>$ 36,472,000   => 4%           N/A         N/A
      First National Bank of Abilene  $  51,952,000      15%    =>$ 13,432,000   => 4%     =>$ 20,148,000   => 6%
      San Angelo National Bank        $  23,018,000      16%    =>$  5,840,000   => 4%     =>$  8,760,000   => 6%
      Weatherford National Bank       $  14,844,000      17%    =>$  3,541,000   => 4%     =>$  5,312,000   => 6%

    Tier I Capital
    (to Average Assets):
      Consolidated                    $ 146,119,000       9%    =>$ 48,585,000   => 3%           N/A         N/A
      First National Bank of Abilene  $  51,952,000       9%    =>$ 17,764,000   => 3%     =>$ 29,606,000   => 5%
      San Angelo National Bank        $  23,018,000       9%    =>$  8,046,000   => 3%     =>$ 13,410,000   => 5%
      Weatherford National Bank       $  14,844,000       9%    =>$  5,019,000   => 3%     =>$  8,364,000   => 5%

As of December 31, 1997:
    Total Capital
    (to Risk-Weighted Assets):
      Consolidated                    $ 141,332,000      16%    =>$ 70,845,000   => 8%           N/A         N/A
      First National Bank of Abilene  $  53,559,000      16%    =>$ 26,999,000   => 8%     =>$ 33,749,000   => 10%
      San Angelo National Bank        $  20,746,000      16%    =>$ 10,651,000   => 8%     =>$ 13,314,000   => 10%
      Weatherford National Bank       $  15,026,000      18%    =>$  6,572,000   => 8%     =>$  8,214,000   => 10%

    Tier I Capital
    (to Risk-Weighted Assets):
      Consolidated                    $ 131,044,000      15%    =>$ 35,422,000   => 4%           N/A         N/A
      First National Bank of Abilene  $  49,341,000      15%    =>$ 13,500,000   => 4%     =>$ 20,249,000   => 6%
      San Angelo National Bank        $  19,081,000      14%    =>$  5,326,000   => 4%     =>$  7,988,000   => 6%
      Weatherford National Bank       $  14,221,000      17%    =>$  3,286,000   => 4%     =>$  4,929,000   => 6%

    Tier I Capital
    (to Average Assets):
      Consolidated                    $ 131,044,000       8%    =>$ 47,291,000   => 3%           N/A         N/A
      First National Bank of Abilene  $  49,341,000       8%    =>$ 17,473,000   => 3%     =>$ 29,121,000   => 5%
      San Angelo National Bank        $  19,081,000       7%    =>$  7,871,000   => 3%     =>$ 13,118,000   => 5%
      Weatherford National Bank       $  14,221,000       9%    =>$  4,675,000   => 3%     =>$  7,791,000   => 5%


15.  LOANS TO RELATED PARTIES:
     -------------------------

     An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the years ended December 31, 1998 and 1997, (determined as of each respective year-end) follows:


                                                   Balance at                                           Balance at
                                                   Beginning         Additional                             End
                                                   of Period           Loans           Payments          of Period
                                                   -----------       -----------      -----------       -----------
         Year ended December 31, 1998              $40,965,711       $49,520,091      $41,962,879       $48,522,922
                                                   ===========       ===========      ===========       ===========

         Year ended December 31, 1997              $50,471,511       $79,857,332      $84,313,597       $46,015,246
                                                   ===========       ===========      ===========       ===========



     In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.


16.  STOCK OPTION PLAN:
     ------------------

     The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 1998, the Company had allocated 317,757 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the years ended December 31, 1998, 1997, and 1996, is presented in the table and narrative below:


                                                 1998                      1997                     1996
                                          -------------------       -------------------      -------------------
                                                      Wtd. Avg.                 Wtd. Avg.               Wtd. Avg.
                                          Shares      Ex. Price     Shares      Ex. Price    Shares     Ex. Price
                                          -------      ------       -------      ------      -------      ------
    Outstanding, beginning of year        124,739      $16.79       165,810      $14.44      231,410      $12.44
    Granted                                45,430       36.59         4,813       28.36         -            -
    Exercised                             (24,830)      11.81       (40,848)       8.46      (62,508)       7.35
    Canceled                               (8,631)      24.89        (5,036)      17.90       (3,092)      16.28
                                          -------      ------       -------      ------      -------      ------

    Outstanding, end of year              136,708      $23.76       124,739      $16.79      165,810      $14.44
                                          =======      ======       =======      ======      =======      ======

    Exercisable at end of year             54,435      $15.77        45,064      $12.51       44,846      $ 8.68
                                          =======      ======       =======      ======      =======      ======

    Weighted average fair value of
        options granted at date of issue        $10.92                     $10.84                 $  -
                                                ======                     ======                 ========




     The options outstanding at December 31, 1998, have exercise prices between $8.45 and $36.59 with a weighted average exercise price of $23.76 and a weighted average remaining contractual life of 7 years. Stock options have been adjusted retroactively for the effects of stock dividends and splits.


     The Company accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by immaterial amounts on a pro forma basis for the years ended December 31, 1998 and 1997. The fair value of the options granted in 1998 and 1997 was estimated using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 5.86%; expected dividend yield of 2.48%; expected life of 5.0 years; and expected volatility of 27.81% for the 1998 grant and 29.49% for the 1997 grant.


17.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:
     -------------------------------------------------

Condensed Balance Sheets-December 31, 1998 and 1997
---------------------------------------------------


                                 ASSETS                                                1998              1997
                                 ------                                             ------------      ------------
      Cash in subsidiary bank                                                       $    638,625      $  1,116,419
      Interest-bearing deposits in banks                                               4,958,496         3,700,876
                                                                                    ------------      ------------

               Total cash and cash equivalents                                         5,597,121         4,817,295

      Investment in subsidiaries, at equity                                          165,903,291       156,058,637
      Goodwill, net                                                                      890,103           894,715
      Other assets                                                                       950,244           590,487
                                                                                    ------------      ------------

               Total assets                                                         $173,340,759      $162,361,134
                                                                                    ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

      Total liabilities                                                             $  3,891,501      $  7,899,928
      Shareholders' equity-
         Common stock                                                                 99,526,830        90,258,520
         Capital surplus                                                              60,375,373        36,595,698
         Retained earnings                                                             8,015,303        27,203,391
         Unrealized gain on investment in securities available-for-sale, net           1,531,752           403,597
                                                                                    ------------      ------------

               Total shareholders' equity                                            169,449,258       154,461,206
                                                                                    ------------      ------------

      Total liabilities and shareholders' equity                                    $173,340,759      $162,361,134
                                                                                    ============      ============



Condensed Statements of Earnings-
  For the Years Ended December 31, 1998, 1997, and 1996



                                                                      1998              1997              1996
                                                                   -----------       -----------       -----------
      Income-
         Cash dividends from subsidiary banks                      $15,500,000       $16,350,000       $19,000,000
         Excess of earnings over dividends of subsidiary banks       8,716,499         5,083,830           563,347
         Other income                                                  640,633         1,377,445           975,944
                                                                   -----------       -----------       -----------

                                                                    24,857,132        22,811,275        20,539,291
                                                                   -----------       -----------       -----------
      Expenses-
         Salaries and employee benefits                              1,002,919         1,220,436         1,118,226
         Other operating expenses                                    1,098,817           753,649           625,030
                                                                   -----------       -----------       -----------

                                                                     2,101,736         1,974,085         1,743,256
                                                                   -----------       -----------       -----------

      Earnings before income taxes                                  22,755,396        20,837,190        18,796,035

      Income tax benefit                                               498,543           189,269           246,677
                                                                   -----------       -----------       -----------

      Net earnings                                                 $23,253,939       $21,026,459       $19,042,712
                                                                   ===========       ===========       ===========



Condensed Statements of Cash Flows-
  For the Years Ended December 31, 1998, 1997, and 1996



                                                                      1998             1997              1996
                                                                  ------------      ------------     -------------
      Cash flows from operating activities-
        Net earnings                                               $23,253,939       $21,026,459       $19,042,712
        Adjustments to reconcile net earnings to net
         cash provided by operating activities-
           Excess of earnings over
               dividends of subsidiary banks                        (8,716,499)       (5,083,830)         (563,347)
           Depreciation                                                 31,269            38,802            42,130
           Discount accretion, net of premium
               amortization                                            (15,117)         (730,260)         (381,799)
           Amortization of goodwill                                     53,090            46,135            46,135
           (Increase) decrease in other assets                        (390,985)         (204,916)          169,028
           Increase (decrease) in liabilities                          117,783           237,572          (138,267)
                                                                  ------------      ------------     -------------

                  Net cash provided by operating
                      activities                                    14,333,480        15,329,962        18,216,592
                                                                  ------------      ------------     -------------

      Cash flows from investing activities-
        Capital expenditures                                           (48,519)          (54,638)          (19,031)
        Capital contribution to subsidiary                             -             (28,000,000)          -
        Cash payment for stock in acquisition                          -                 -             (13,097,678)
        Cash acquired in acquisition                                   -                 316,500           -
        Proceeds from maturities of securities                       1,510,000        74,088,129        37,450,000
        Purchases of securities                                     (1,494,883)      (54,711,342)      (35,893,703)
                                                                  ------------      ------------     -------------

                  Net cash used in investing activities                (33,402)       (8,361,351)      (11,560,412)
                                                                  ------------      ------------     -------------

      Cash flows from financing activities-
        Proceeds of stock issuances                                    293,427           345,920           432,013
        Proceeds from debt                                             -               6,200,000           -
        Repayments of debt                                          (4,700,000)       (1,500,000)          -
        Cash dividends paid                                         (9,113,679)       (7,993,195)       (6,980,052)
                                                                  ------------      ------------     -------------

                      Net cash used in financing activities        (13,520,252)       (2,947,275)       (6,548,039)
                                                                  ------------      ------------     -------------

      Net increase in cash and cash equivalents                        779,826         4,021,336           108,141

      Cash and cash equivalents at beginning of
        the year                                                     4,817,295           795,959           687,818
                                                                  ------------      ------------     -------------

      Cash and cash equivalents at end of the year                $  5,597,121      $  4,817,295     $     795,959
                                                                  ============      ============     =============



18.  BUSINESS COMBINATIONS:
     ----------------------

     In December 1998, the Company exchanged 411,683 shares of its common stock for substantially all of the outstanding shares of Cleburne State Bank ("Cleburne State"). The Cleburne State shareholders received 2.1073 shares of the Company's common stock for each share of Cleburne State common stock owned. The accompanying consolidated financial statements of the Company give effect to this business combination which has been accounted for as a pooling-of-interests. Accordingly, the accounts of Cleburne State have been combined with those of the Company to reflect the results of these companies on a combined basis for all periods presented. Certain reclassifications of the historical results of these companies have been made to conform with the current presentation.

     The Company's consolidated financial data for the years ended December 31, 1998, 1997 and 1996, have been restated as follows:


                                                                                       Cleburne
                                                                        Company         State            Combined
                                                                     -----------      ----------        -----------
       Year ended December 31, 1998
         Net interest income                                         $62,005,218      $3,570,049        $65,575,267
         Net earnings                                                 22,169,886       1,084,053         23,253,939

       Year ended December 31, 1997
         Net interest income                                          56,423,615       3,315,509         59,739,124
         Net earnings                                                 20,063,105         963,354         21,026,459

       Year ended December 31, 1996
         Net interest income                                          50,444,995       3,019,914         53,464,909
         Net earnings                                                 18,122,251         920,461         19,042,712



     In November 1997, the Company exchanged 216,442 shares of its common stock for all the outstanding shares of Southlake Bancshares, Inc. ("Southlake") and its wholly-owned subsidiary, Texas National Bank. The Southlake shareholders received 0.894 shares of the Company's common stock for each share of Southlake common stock owned. The consolidated financial statements of the Company for 1997 give effect to the merger which was accounted for as a pooling-of-interests. Due to immateriality, the transaction was recorded as an adjustment to shareholders' equity as of January 1, 1997, without restating balance sheets or statements of earnings for years prior to 1997.


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


     In January 1996, the Company exchanged 323,002 shares of its common stock for all of the outstanding shares of Weatherford National Bancshares, Inc. ("Weatherford") and its wholly owned subsidiary, Weatherford National Bank. The Weatherford shareholders received 1.5 shares of the Company's common stock for each share of Weatherford common stock owned. This business combination was accounted for as a pooling-of-interests. Accordingly, the accounts of Weatherford have been combined with those of the Company to reflect the results of these companies on a combined basis.

19.  CASH FLOW INFORMATION:
     ----------------------

     Supplemental information on cash flows and noncash transactions is as follows:


                                                                               Year Ended December 31,
                                                                   ---------------------------------------------
                                                                      1998              1997             1996
                                                                   -----------       -----------     -----------
     Supplemental cash flow information-
       Interest paid                                               $46,486,952       $40,902,991     $35,857,398
       Federal income taxes paid                                    11,259,747        10,319,430       9,397,024

     Schedule of noncash investing and financing activities-
       Debt assumed in acquisition                                     -               5,600,000       5,555,017
       Assets acquired through foreclosure                              78,720            40,585          77,631

     Purchase business combinations-
       Assets acquired                                                 -              85,044,000      98,200,000
       Liabilities assumed                                             -             155,747,000      90,700,000
       Cash paid for stock                                             -                 -             7,500,000



                                  EXHIBIT INDEX

Item 601
Regulation S-K
Exhibit Reference
Number                                      Description
------             -------------------------------------------------------------
2.1          --    Stock Exchange Agreement and Plan of Reorganization, dated as of September 4, 1998, between First Financial  Bankshares,
                   Inc. and Cleburne State Bank  (incorporated by reference from
                   Exhibit 2.1 of the  Registrant's  Form S-4, filed on October
                   2, 1998 (Reg. No. 333-65235)).

2.2          --    Amendment No. 1 to Stock Exchange Agreement and Plan of
                   Reorganization,  dated as of October 30, 1998, between First
                   Financial Bankshares, Inc. and Cleburne State Bank
                   (incorporated by reference from Exhibit 2.2 of the
                   Registrant's  Amendment No. 1 to Form S-4, filed on November
                   3, 1998 (Reg. No. 333-65235)).
2.3          --    Stock Exchange  Agreement and Plan of  Reorganization,  dated as of August 18, 1997, between First  Financial  Bankshares,
                   Inc.,  Southlake  Bancshares,  Inc. and Texas   National Bank
                   (incorporated by reference from Exhibit 2.1 of the
                   Registrant's  Form S-4, filed on October 1, 1997
                   (Reg. No. 333-36919)).
2.4          --    Purchase and  Assumption  Agreement,  dated May 27, 1997,  by and between Southwest Bank of San Angelo  and Texas  Commerce
                   Bank-- San  Angelo,  National  Association (incorporated by reference from Exhibit 2.2 of the  Registrant's  Form S-4, filed on October 1, 1997 (Reg. No. 333-36919)).
3.1          --    Articles  of  Incorporation,   and  all  amendments  thereto,
                   of  the  Registrant(incorporated  by reference from Exhibit 1 of the  Registrant's  Amendment  No. 2 to Form 8-A filed on
                   Form 8-A/A No. 2 on November 21, 1995).
3.2          --    Amended  and  Restated  Bylaws, and  all amendments  thereto, of  the  Registrant (incorporated  by reference  from Exhibit
                   2 of the  Registrant's  Amendment No. 1 to Form 8-A filed on
                   Form 8-A/A No. 1 on January 7, 1994).
4.1          --    Specimen  certificate of First  Financial  Common Stock
                   (incorporated by reference from Exhibit 3 of the Registrant's
                   Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on
                   January 7, 1994).
10.1         --    Deferred  Compensation  Agreement,  dated October 28, 1992, between  Bankshares and Kenneth T. Murphy  (incorporated  by reference  from  Exhibit 4 of the  Registrant's Form 10-K
                   Annual Report for the fiscal year ended December 31, 1992).
10.2         --    Revised  Deferred  Compensation  Agreement,   dated  December
                   28,  1995,  between Bankshares  and Kenneth T. Murphy
                   (incorporated by reference from Exhibit 2 of the Registrant's
                   Form 10-K Annual Report for the fiscal year ended December
                   31, 1995).
10.3         --    Executive  Recognition  Plan  (incorporated  by  reference from  Exhibit  2 of  the Registrant's Form 10-K Annual Report
                   for the fiscal year ended December 31, 1996).
10.4         --    Form of Executive  Recognition  Agreement  (incorporated by reference from Exhibit 3 of the  Registrant's  Form 10-K
                   Annual Report for the fiscal year ended December 31, 1996).
10.5         --    1992 Incentive Stock Option Plan.
21.1         --    Subsidiaries of the Registrant.
24.1         --    Power of  Attorney  (included  on  signature  page of this
                   Form 10-K).

Item 601
Regulation S-K
Exhibit Reference
Number                                      Description
------             -------------------------------------------------------------
27.1         --    Financial Data Schedule (included  in SEC-filed  copy only.)

                                                                    EXHIBIT 10.5

                        1992 INCENTIVE STOCK OPTION PLAN

                              FOR KEY EMPLOYEES OF

                        FIRST FINANCIAL BANKSHARES, INC.

                              AND ITS SUBSIDIARIES

                        FIRST FINANCIAL BANKSHARES, INC.

                        1992 INCENTIVE STOCK OPTION PLAN

1.       Purpose.

         The purpose of the Plan is to attract and retain employees to First Financial Bankshares, Inc., a Texas corporation (the "Corporation"), and to its Subsidiaries (hereafter defined) and to provide such persons and employees of the Corporation and its Subsidiaries with a proprietary interest in the Corporation through the granting of Stock Options and related Stock Appreciation Rights that will

(a)      increase the interest of the employees in the Corporation's welfare;

(b) furnish an incentive to the employees to continue their services for the Corporation; and

(c) provide a means through which the Corporation may attract able persons to enter its employ.

2.       Definitions.

         For the purpose of this Plan, unless the context requires otherwise, the following terms shall have the meanings indicated:

(a)  "Board" means the board of directors of the Corporation.

(b)  "Change in Control"  means the  occurrence of any of the following  events:
     (i) there shall be consummated (x) any consolidation or merger of the Corporation in which the Corporation is not the continuing or surviving corporation or pursuant to which shares of the Corporation's Common Stock would be converted into cash, securities or other property, other than a merger of the Corporation in which the holders of the Corporation's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (excluding transfer by way of pledge or hypothecation), in one transaction or a series of related transactions, of all, or substantially all, of the assets of the Corporation, (ii) the stockholders of the Corporation approve any plan or proposal for the liquidation or dissolution of the Corporation, (iii) any "person" (as such term is defined in Section 3(a)(9) or Section 13(d)(3) under the 1934 Act or any "group" (as such term is used in Rule 13d-5 promulgated under the 1934 Act), other than the Corporation or any successor of the Corporation or any Subsidiary of the Corporation or any employee benefit plan of the Corporation or any Subsidiary (including such plan's trustee), becomes a beneficial owner for purposes of Rule 13d-3 promulgated under the 1934 Act, directly or indirectly, of securities of the Corporation representing 50.1% or more of the Corporation's then outstanding securities having the right to vote in the election of directors, or (iv) during any period of two consecutive years, individuals who, at the beginning of such period constituted the entire Board, cease for any reason (other than death) to constitute a majority of the directors, unless the election, or the nomination for election, by the Corporation's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

(c)  "Code" means the Internal Revenue Code of 1986, as amended.

(d) "Common Stock" means the common stock which the Corporation is currently authorized to issue or may in the future be authorized to issue.

(e)  "Corporation" means First Financial Bankshares, Inc., a Texas corporation.

(f) "Date of Grant" means the effective date on which a Stock Option or related Stock Appreciation Right is awarded to an employee or director as set forth in the stock option agreement.

(g)  "1934 Act" means the Securities Exchange Act of 1934, as amended.

(h) "Option Period" means the period during which a Stock Option or related Stock Appreciation Right may be exercised.

(i) "Participant" means any employee or director of the Corporation or a Subsidiary who is, or who is proposed to be, a recipient of a Stock Option or related Stock Appreciation Right.

(j)  "Plan" means this Incentive Stock Option Plan as amended from time to time.

(k) "Stock Appreciation Right" means a right to receive cash equal to the excess fair market value of the Common Stock granted to a Participant under this Plan.

(l) "Stock Option" means an option to purchase Common Stock of the Corporation granted to a Participant under this Plan and which is intended to qualify as an incentive stock option under Section 422 of the Code.

(m) "Subsidiary" means any corporation in an unbroken chain of corporations beginning with the Corporation if, at the time of the granting of the Stock Option or related Stock Appreciation Right, each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain, and "Subsidiaries" means more than one of any such corporations.

3.       Administration.

         Subject to the terms of this Paragraph 3, the Plan shall be administered by the Stock Option Committee (the "Committee") of the Board which shall consist of at least three members. Any member of the Committee may be removed at any time, with or without cause, by resolution of the Board. Any vacancy occurring in the membership of the Committee may be filled by appointment by the Board. Each member of the Committee, at the time of his appointment to the Committee and while he is a member thereof, must be "disinterested," as defined in Rule 16b-3 promulgated under the 1934 Act or any predecessor provision thereto, as applicable.

         The Committee shall select one of its members to act as its Chairman, and shall make such rules and regulations for its operation as it deems appropriate. A majority of the Committee shall constitute a quorum and the act of a majority of the members of the Committee present at a meeting at which a quorum is present shall be the act of the Committee. Subject to the terms hereof, the Committee shall designate from time to time the key employees to whom Stock Options or Stock Appreciation Rights will be granted, interpret the Plan, prescribe, amend and rescind any rules and regulations necessary or appropriate for the administration of the Plan, and make such other determinations and, subject to the terms of the Plan, take such other action as it deems necessary or advisable. In this regard, the Committee shall consider and give appropriate weight to input from representatives of management of the Corporation regarding the contributions or potential contributions to the Corporation of certain of the employees or potential employees of the Corporation. Except as provided below, any interpretation, determination or other action made or taken by the Committee shall be final, binding and conclusive on all interested parties, including the Corporation and all Participants.

4.       Eligibility.

         Any employee of the Corporation or its Subsidiaries whose judgment, initiative and efforts contributed or may be expected to contribute to a successful performance of the Corporation is eligible to participate in the Plan. Non-employee directors shall not be eligible to receive Stock Options under the Plan.

5.       Shares Subject to Plan.

         The Board may not grant Stock Options or related Stock Appreciation Rights under the Plan for more than 100,000 shares of Common Stock of the Corporation (as may be adjusted in accordance with Section 22 hereof). Shares to be optioned and sold may be made available from either authorized but unissued Common Stock or Common Stock held by the Corporation in its treasury. Shares that by reason of the expiration of a Stock Option or otherwise are no longer subject to purchase pursuant to a Stock Option granted under the Plan may be reoffered under the Plan.

6.       Stock Ownership Limitation for Options.

         No Stock Option may be granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Corporation or its Subsidiaries. This limitation will not apply if the Stock Option price is at least 110% of the fair market value of the Common Stock on the Date of Grant and such Stock Option by its terms is not exercisable after the expiration of five
(5) years from the Date of Grant.

7.       Limitation on Exercises and Grants of Options.

         To the extent required by the Code, the exercise of Stock Options granted under the Plan shall be subject to the $100,000 calendar-year limit set forth in Section 422(d) of the Code.

         The aggregate fair market value (determined as of the Date of Grant) of the stock for which any Participant may be granted Stock Options in any calendar year under the Plan shall not exceed the sum of (i) $100,000, plus (ii) any "unused limit carryover" (as defined in Section 422A(c)(4) of the Code, as it provided prior to its being repealed in Section 321(a) of Public Law 99-514) to such year.

8.       Allotment of Shares.

         The Committee shall determine the number of shares of Common Stock to be offered from time to time by grant of Stock Options or Stock Appreciation Rights to Participants under the Plan. The grant of a Stock Option or Stock Appreciation Right to a Participant shall not be deemed either to entitle the Participant to, or to disqualify the Participant from, participation in any other grant of Stock Options or Stock Appreciation Rights under the Plan.

9.       Grant of Options and Stock Appreciation Rights.

         The grant of Stock Options or related Stock Appreciation Rights shall be evidenced by stock option agreements setting forth such terms and provisions as are approved by the Committee, but not inconsistent with the Plan, including provisions that may be necessary to assure that the Stock Option is an incentive stock option under the Code. The Corporation shall execute stock option agreements with the Participants after approval of the issuance of Stock Options or Stock Appreciation Rights. The Plan shall be submitted to the Corporation's stockholders for approval; however, the Board may grant Stock Options or Stock Appreciation Rights under the Plan prior to the time of stockholder approval.

10.      Option Price.

         The option price for each Stock Option shall not be less than 100% of the fair market value per share of the Common Stock on the Date of Grant. The Committee shall determine the fair market value of the Common Stock on the Date of Grant and shall set forth the determination in its minutes, using any reasonable valuation method.

11.      Option Period for Options and Stock Appreciation Rights.

         The Option Period for each Stock Option and Stock Appreciation Right will begin and terminate on the dates specified by the Committee, but may not terminate later than ten years from the Date of Grant. No Stock Option or Stock Appreciation Right granted under the Plan may be exercised at any time after its term. The Committee may provide for exercise of Stock Options or Stock Appreciation Rights immediately or in installments and upon such other terms, conditions and restrictions as it may determine, including granting the Corporation the right to repurchase shares issued upon exercise of options.

12.      Payment of Option Price.

         Full payment for shares purchased upon exercise of a Stock Option shall be made in cash, or at the option of the Committee by the Participant's delivery to the Corporation of previously-acquired shares of Common Stock which have a fair market value equal to the option price, or in any combination of cash and shares of Common Stock having an aggregate fair market value equal to the option price. In the event the Committee determines to permit a Participant to purchase shares pursuant to the exercise of an option hereunder with previously-acquired shares, the Committee may permit the Participant to use shares which he either purchased in the open market or acquired upon the exercise of options under the Plan or any other stock option plan of the Company, including options for which the purchase price was paid, in full or in part, with previously-acquired shares.

         No shares may be issued until full payment of the purchase price therefor has been made, and a Participant will have none of the rights of a stockholder until shares are issued to him.

13.      Exercise of Option and Stock Appreciation Rights.

         Each Stock Option and any Stock Appreciation Right granted under the Plan may be exercised during the Option Period, at such times and in such amounts, in accordance with the terms and conditions and subject to such restrictions as are set forth in the applicable stock option agreements; except that no Stock Option or Stock Appreciation Right granted hereunder to a Participant shall be exercisable while there is outstanding any Stock Option or Stock Appreciation Right previously granted to a Participant. Except as provided in paragraph 16 below, no Stock Option or Stock Appreciation Right may be exercised at any time unless the Participant is employed by the Corporation or a Subsidiary and has continuously remained an employee at all times since the Date of Grant. If the Committee imposes conditions upon exercise, then subsequent to the Date of Grant the Committee may, also in its sole discretion, accelerate the date on which all or any portion of the Stock Options or related Stock Appreciation Rights may be exercised. In no event may a Stock Option be exercised or shares be issued pursuant to an option if any necessary listing of the shares on a stock exchange or any registration under state or federal securities laws required under the circumstances has not been accomplished.

14.      Stock Appreciation Rights.

         Any Stock Option granted under the Plan may, in the discretion of the Committee, include a Stock Appreciation Right. Each Stock Appreciation Right shall be related to a specific Stock Option granted under the Plan, shall be granted concurrently with the Stock Option to which it relates and shall not be exercisable to any greater extent than the related Stock Option is exercisable.

         A Stock Appreciation Right shall entitle the Participant at his election to surrender to the Corporation the Stock Option, or portion thereof, as the Participant shall choose, and to receive from the Corporation in exchange therefor cash in an amount equal to the excess (if any) of the fair market value (as of the date of the exercise of the Stock Appreciation Right) of one share over the purchase price per share specified in such Stock Option, multiplied by the total number of shares called for by the Stock Option, or portion thereof, which is so surrendered. In the discretion of the Committee, the Corporation shall be entitled to elect instead to settle its obligation arising out of the exercise of a Stock Appreciation Right, by the distribution of that number of shares of Common Stock having an aggregate fair market value (as of the date of the exercise of the Stock Appreciation Right) equal to the amount of cash it would otherwise be obligated to pay, with a cash settlement to be made for any fractional share interests, or the Corporation may elect to settle such obligations in part with stock and in part with cash.

         The right of Participant to exercise a Stock Appreciation Right shall be canceled if and to the extent the related Stock Option is exercised. The right of a Participant to exercise a Stock Option shall be canceled if and to the extent that shares covered by such Stock Option are used to calculate cash or shares received upon exercise of a related Stock Appreciation Right.

         The fair market value of Common Stock on the date of exercise of a Stock Appreciation Right shall be determined as of such exercise date in the same manner as the fair market value of Common Stock on the Date of Grant of Stock is determined for purposes of paragraph 10 hereof.

15.      Agreement to Serve.

         Each Participant granted a Stock Option hereunder shall, as one of the terms of the grant, as reflected in the stock option agreement, agree that he will remain in the service of the Corporation or of one of its Subsidiaries for a period of at least two years from the Date of Grant. Such service shall (subject to the provisions of paragraph 16 hereof and to the terms of any contract between the Corporation or any such Subsidiary and such employee) be at the pleasure of the Board and at such compensation as the Board or any committee thereof shall determine from time to time. Any termination of such Participant's service during such period that is either (i) by the Corporation or such Subsidiary for cause, or (ii) voluntary on the part of the individual and without the written consent of the Corporation or such Subsidiary shall be deemed a violation by the Participant of such agreement. In the event of such violation, any Stock Option or Stock Appreciation Rights held by the Participant under the Plan, to the extent not theretofore exercised, shall terminate. Retirement at the normal retirement date as prescribed from time to time by the Corporation or such Subsidiary shall be deemed to be a termination of employment with consent.

16.      Termination of Employment of Service.

         In the event a Participant shall cease to be employed by the Corporation or a Subsidiary, for any reason other than death, disability or retirement, such Participant's Stock Options or related Stock Appreciation Rights may be exercised by the Participant for a period of three (3) months after the Participant's termination of employment or service, as the case may be, or until expiration of the applicable Option Period (if sooner) to the extent of the shares with respect to which such Stock Options or related Stock Appreciation Rights could have been exercised by the Participant on the date of termination, and thereafter to the extent not so exercised, such Stock Options or related Stock Appreciation Rights shall terminate. In addition, a Participant's Stock Options or related Stock Appreciation Rights may be exercised as follows in the event of such Participant's death, disability or retirement:

        (a) Death. In the event of death while employed, all Stock Options or related Stock Appreciation Rights outstanding shall be exercisable for a period of twelve (12) months after the Participant's death or until expiration of the applicable Option Period (if sooner) to the extent of the shares with respect to which the Stock Option or related Stock Appreciation Rights could have been exercised by the

                  Participant on the date of the Participant's death, and such Stock Option or related Stock Appreciation Rights may only be exercised by the personal representative of the Participant's estate, or by the person who acquired the right to exercise the Stock Option or related Stock Appreciation Rights by bequest or inheritance or by reason of the Participant's death; and

        (b) Disability or Retirement. In the event of termination of employment or service as the result of retirement or disability (as defined in Section 22(e) of the Code), all Stock Options or related Stock Appreciation Rights outstanding shall be exercisable by the Participant or his guardian for a period of twelve (12) months after such termination or until expiration of the applicable Option Period (if sooner) to the extent of the shares with respect to which the Stock Option or related Stock Appreciation Rights could have been exercised by the Participant on the date of such termination.

17.      Disqualifying Disposition.

         If stock acquired upon exercise of a Stock Option is disposed of by a Participant prior to the expiration of either two years from the Date of Grant of such option or one year from the transfer of shares to the Participant pursuant to the exercise of such option, or in any other disqualifying disposition within the meaning of Section 422 of the Code, such Participant shall notify the Corporation in writing of the date and terms of such disposition. A disqualifying disposition by a Participant shall not affect the status of any other option granted under the Plan as an incentive stock option within the meaning of the Section 422 of the Code.

18.      Non-Assignability.

         A Stock Option or a related Stock Appreciation Right granted to a Participant may not be transferred or assigned, other than (i) by will or the laws of descent and distribution or (ii) pursuant to the terms of a qualified domestic relations order (as defined in Section 411(a)(13) of the Code or Section 206(d)(3) of the Employee Retirement Income Security Act of 1974, as amended) provided that in the case of a Stock Option, such transfer or assignment may occur only to the extent it will not result in disqualifying such option as an incentive stock option under Section 422 of the Code, or any other successor provision. Subject to the foregoing, during a Participant's lifetime, Stock Options granted to a Participant may be exercised only by the Participant or, subject to the terms hereof, by the Participant's guardian or legal representative.

19.      Amendment or Discontinuance.

         The Board may, without the consent of the Participants, alter, amend, revise, suspend or discontinue the Plan without obtaining approval of the Corporation's shareholders, provide such action shall not (i) materially increase the benefits accruing to Participants under the Plan, (ii) materially increase the number of securities which may be issued under the Plan, or (iii) materially modify the requirements as to eligibility for Participation in the Plan. Subject to the foregoing limitations, the Board may amend the Plan or modify the agreements evidencing same in order to comply with any exemption from the operation of Section 16(b) of the 1934 Act.

20. Effect of the Plan.

         Neither the adoption of this Plan nor any action of the Board or the Committee shall be deemed to give any officer or employee any right to be granted a Stock Option to purchase Common Stock of the Corporation or any other rights except as may be evidenced by a stock option agreement, or any amendment thereto, duly authorized by the Board and executed on behalf of the Corporation and then only to the extent and upon the terms and conditions expressly set forth therein.

21.      Term.

         Unless sooner terminated by action of the Board, the Plan will terminate on January 28, 2002, but Stock Options and Stock Appreciation Rights granted before that date will continue to be effective in accordance with their terms and conditions.

22.      Recapitalization, Merger and Consolidation.

        (a) The existence of this Plan and Stock Options and Stock Appreciation Rights granted hereunder shall not affect in any way the right or power of the Corporation or its stockholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the Corporation's capital structure or its business, or any merger or consolidation of the Corporation, or any issue of bonds, debentures, preferred or preference stocks ranking prior to or otherwise affecting the Common Stock or the rights thereof (or any rights, options or warrants to purchase same), or the dissolution or liquidation of the Corporation, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise.

        (b) The number of shares of Common Stock available under the Plan described in Section 5, the number of shares of Common Stock that may be purchased pursuant to Stock Options granted under the Plan, and the consideration payable per share upon exercise may be proportionately adjusted by the Board, in its sole discretion, for any increase or decrease in the number of issued shares of Common Stock resulting from a subdivision or consolidation of shares or other capital adjustment, or the payment of a stock dividend or other increase or decease in such shares, effected without receipt of consideration by the Corporation; provided, however, that any fractional shares resulting from any such adjustment shall be eliminated for the purposes of such adjustment.

        (c) Subject to any required action by the stockholders, if the Corporation shall be the surviving or resulting corporation in any merger or consolidation, any Stock Option and related Stock Appreciation Rights granted hereunder shall pertain to and apply to the securities or rights (including cash, property or assets) to which a holder of the number of shares of Common Stock subject to the Stock Option and related Stock Appreciation Rights would have been entitled.

        (d) In the event of any merger or consolidation pursuant to which the Corporation is not the surviving or resulting corporation, there shall be substituted for each share of

                  Common Stock subject to the unexercised portions of such outstanding Stock Options and related Stock Appreciation Rights, that number of shares of each class of stock or other securities or that amount of cash, property or assets of the surviving or consolidated company which were distributed or distributable to the stockholder of the Corporation in respect to each share of Common Stock held by them, such outstanding Stock Options and related Stock Appreciation Rights to be thereafter exercisable for such stock securities, cash or property in accordance with their terms. Notwithstanding the foregoing, however, all such Stock Options and related Stock Appreciation Rights may be canceled by the Corporation as of the effective date of any such reorganization, merger or consolidation or of any dissolution or liquidation of the
                  Corporation by   giving notice to each holder thereof or his
                  personal representative of its intention to do so and by permitting the purchase during the thirty (30) day period next preceding such effective date of all of the shares subject to such outstanding Stock Options and related Stock Appreciation Rights.

(e)               In  the   event   that   either   sufficient   shares  of  the
                  Corporation's  Common  Stock  are  purchased,  or any  tender, exchange or similar offer is commenced which would, if successful (i) result in any of the events described in subsections 22(c) and (d), (ii) materially alter the structure or business of the Corporation, or (iii) result in a Change in Control of the Corporation, then, notwithstanding any other provision in the Plan to the contrary, all unmatured installments of Stock Options and related Stock Appreciation Rights outstanding shall thereupon automatically be accelerated and exercisable in full. The determination of the Board that any of the foregoing conditions has been met shall be binding and conclusive on all parties.

(f) Except as hereinbefore expressly provided, the issue by the Corporation of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Corporation convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to Stock Options or Stock Appreciation Rights granted pursuant to this Plan.

(g) Upon the occurrence of each event requiring an adjustment of the exercise price or the number of shares purchasable pursuant to Stock Options or Stock Appreciation Rights granted pursuant to the terms of this Plan, the Corporation shall mail forthwith to each Participant a copy of its computation of such adjustment.

23.      Liquidation or Dissolution.

         In case the Corporation shall, at any time while any Stock Option or Stock Appreciation Rights under this Plan shall be in force and remain unexpired, (i) sell all or substantially all its property, or (ii) dissolve, liquidate, or wind up its affairs, then each Participant may thereafter receive upon exercise hereof (in lieu of each share of Common Stock of the Corporation which such Participant would have been entitled to receive) the same kind and amount of any securities or assets as may be issuable, distributable or payable upon any such sale, dissolution, liquidation, or winding up with respect to each share of Common Stock of the Corporation. If the Corporation shall, at any time prior to the expiration of any Stock Option, make any partial distribution of its assets, in the nature of a partial liquidation, whether payable in cash or in kind (but excluding the distribution of a cash dividend payable out of earned surplus and designated as such) then in such event the exercise prices then in effect with respect to each Stock Option shall be reduced, on the payment date of such distribution, in proportion to the percentage reduction in the tangible book value of the shares of the Corporation's Common Stock (determined in accordance with generally accepted accounting principles) resulting by reason of such distribution.

24. Options in Substitution for Stock Options Granted by Other Corporations.

         Stock Options and related Stock Appreciation Rights may be granted under the Plan from time to time in substitution for such options held by employees of a corporation who become or are about to become employees of the Corporation or a Subsidiary as the result of a merger or consolidation of the employing corporation with the Corporation or a Subsidiary or the acquisition by either of the foregoing of stock of the employing corporation as the result of which it becomes a Subsidiary. The terms and conditions of the subsided Stock Options and related Stock Appreciation Rights so granted may vary from the terms and conditions set forth in this Plan to such extent as the Board at the time of grant may deem appropriate to conform, in whole or in part, to the provisions of the options in substitution for which they are granted.

25.      Investment Intent.

         The Corporation may require that there be presented to and filed with it by any Participant under the Plan, such evidence as it may deem necessary to establish that the Stock Options granted or the shares of Common Stock to be purchased or transferred are being acquired for investment and not with a view to their distribution.

26.      No Right to Continue Employment.

         Nothing in the Plan or the grant of any Stock Option and related Stock Appreciation Rights confers upon any employee the right to continue in the employ of the Corporation or interferes with or restricts in any way the right of the Corporation to discharge any employee at any time (subject to any contract rights of such employee).

27.      Indemnification of Board and Committee.

         No member of the Board of the Committee, nor any officer or employee of the Corporation acting on behalf of the Board or the Committee, shall be personally liable for any action, determination or interpretation taken or made in good faith with respect to the Plan, and all members of the Board or the Committee and each and any officer or employee of the Corporation acting on their behalf shall, to the extent permitted by law, be fully indemnified and protected by the Corporation in respect of any such action, determination or interpretation.

28.      Tax and 1934 Act Requirements.

         The employee receiving shares issued upon the grant or exercise of any Stock Option or Stock Appreciation Right shall be required to pay the Corporation the amount of any taxes which the Corporation is required to withhold with respect to such shares of Common Stock. Such payments shall be required to be made prior to or concurrent with the cash payment or delivery of any certificate representing such shares of Common Stock. Such payments shall be required to be made prior to or concurrent with the cash payment or delivery of any certificate representing such shares of Common Stock. Such payment may be made in cash, by check, or through the delivery of shares of Common Stock which the employee owns or is entitled to receive after payment of the purchase price (which may be effected by the actual delivery of shares of Common Stock by the exercising employee or by the Corporation withholding a number of shares to be issued upon the exercise of the Stock Option), which shares have an aggregate fair market value equal to the required withholding payment, or any combination thereof. If an exercising Participant who is an officer, director or 10% shareholder of the Corporation (as determined by reference to Section 16(b) under the 1934 Act and the rules promulgated thereunder) elects to have withheld shares of Common Stock in an amount necessary to pay any such taxes, all applicable provisions of Rule 16b-3 promulgated under Section 16(b) of the 1934 Act necessary to exempt such withholding of shares from the operation of Section 16(b) of the 1934 Act as a "purchase" or "sale" thereunder shall first be satisfied.

29.      Government Regulations.

         Notwithstanding any of the provisions hereof, or of any written agreements evidencing Stock Options or Stock Appreciation Rights granted hereunder, the obligation of the Corporation to sell and deliver shares shall be subject to all applicable laws, rules and regulations and to such approvals by any government agencies or national securities exchanges as may be required. The employee shall agree not to exercise any Stock Option or Stock Appreciation Right, and the Corporation shall not be obligated to issue any shares, if the exercise thereof or if the issuance of shares shall constitute a violation by the employee or the Corporation of any provision of any law or regulation of any governmental authority.

                                                                    EXHIBIT 21.1

                           SUBSIDIARIES OF REGISTRANT

                                        Place of            Percentage of Voting
Name of Subsidiary                    Organization            Securities Owned
------------------                    ------------            ----------------


First Financial Bankshares of           Delaware                    100%
Delaware, Inc.

First Financial Investments, Inc.       Texas                       100%

First National Bank of Abilene          Texas                       100%*
Abilene Texas

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

San Angelo National Bank                Texas                       100%*
San Angelo, Texas

Weatherford National Bank               Texas                       100%*
Weatherford, Texas

Texas National Bank                     Texas                       100%*
Southlake, Texas



*    By First Financial Bankshares of Delaware, Inc.



     All subsidiaries (other than First Financial Investments, Inc. which, as of December 31, 1998, had not yet been formally organized) are included in the consolidated financial statements.