Form 10-Q
period 1999-03-31
FIRST FINANCIAL BANKSHARES INC
filed 1999-05-13
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                     Commission File Number
  March 31, 1999                                                   0-7674
  --------------                                                   ------


                        FIRST FINANCIAL BANKSHARES, INC.
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)


      Texas                                                   75-0944023
  ------------                                             ---------------
(State of Incorporation)                                   (I.R.S. Employer
                                                            Identification No.)


400 Pine Street, Abilene, Texas                                  79601
-------------------------------                            ----------------
(Address of Executive Offices)                                 (Zip Code)

                  Registrant's Telephone Number (915) 627-7155
                                                --------------

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

         There were 9,956,854 shares of common stock outstanding as of May 10, 1999.

                                TABLE OF CONTENTS

                                     PART I


                              FINANCIAL INFORMATION

Item                                                                     Page
----                                                                     ----




 1.     Consolidated Financial Statements and Notes to
         Consolidated Financial Statements                                 4


 2.     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10


        Signatures                                                        13

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 1999 and 1998, and December 31, 1998, and the consolidated statements of earnings and comprehensive earnings for the three months ended March 31, 1999 and 1998, and the changes in shareholders' equity for the year ended December 31, 1998 and three months ended March 31, 1999, and the cash flows for the three months ended March 31, 1999 and 1998, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                   March 31,
                                                                        -------------------------------
                                                                             1999             1998         December 31,
                                                                         (Unaudited)      (Unaudited)          1998
                                                                        --------------   --------------   --------------
ASSETS
 Cash and due from banks ............................................   $   78,390,448   $   80,389,114   $   84,237,577
 Interest-bearing deposits in banks .................................          203,955          203,772          203,911
 Federal funds sold .................................................      111,440,795       82,887,170      116,091,417
 Investment in securities:
     Securities held to maturity (approximate market value
     of $426,154,334 and $463,138,153 at March 31, 1999
     and 1998, and $419,252,100 at December 31, 1998) ...............      423,842,816      461,456,459      414,302,781
     Securities available for sale, at approximate market value .....      210,561,841      166,252,799      211,588,088
                                                                        --------------   --------------   --------------
            Total investment in securities                                 634,404,657      627,709,258      625,890,869

 Loans ..............................................................      778,313,633      767,003,326      785,915,818
      Less: Allowance for loan losses................................        8,994,091       10,222,825        8,988,320
            Unearned discount........................................        5,017,322        7,201,580        6,371,531
                                                                        --------------   --------------   --------------
      Net loans .....................................................      764,302,220      749,578,921      770,555,967

 Bank premises and equipment - net ..................................       41,653,243       43,912,930       42,927,162
 Goodwill ...........................................................       21,531,458       22,991,121       21,798,277
 Other assets .......................................................       25,182,222       24,213,756       24,941,695
                                                                        --------------   --------------   --------------

TOTAL ASSETS ........................................................   $1,677,108,998   $1,631,886,042   $1,686,646,875
                                                                        ==============   ==============   ==============

LIABILITIES
 Noninterest-bearing deposits .......................................   $  315,340,653   $  309,376,989   $  334,719,132
 Interest-bearing demand deposits ...................................      432,024,999      435,335,559      451,811,746
 Interest-bearing time deposits .....................................      742,177,966      712,041,304      718,324,962
                                                                        --------------   --------------   --------------
     Total deposits .................................................    1,489,543,618    1,456,753,852    1,504,855,840

 Dividends payable ..................................................        2,737,950        2,164,244        2,736,689
 Other short-term borrowings ........................................          304,629        6,305,000          516,958
 Other liabilities ..................................................       12,349,896        8,687,494        9,088,130
                                                                        --------------   --------------   --------------

     Total liabilities ..............................................    1,504,936,093    1,473,910,590    1,517,197,617
                                                                        --------------   --------------   --------------

SHAREHOLDERS' EQUITY
 Capital stock - $10 par value;
 20,000,000 shares authorized .......................................       99,561,830       90,312,170       99,526,830
 Capital surplus ....................................................       60,395,373       36,346,906       60,375,373
 Retained earnings ..................................................       11,403,896       30,910,818        8,015,303
 Unrealized gain on investment securities available for sale ........          811,806          405,558        1,531,752
                                                                        --------------   --------------   --------------

     Total shareholders' equity .....................................      172,172,905      157,975,452      169,449,258
                                                                        --------------   --------------   --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................   $1,677,108,998   $1,631,886,042   $1,686,646,875
                                                                        ==============   ==============   ==============

   See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                                 Three Months Ended
                                                                      March 31,
                                                              -------------------------
                                                                  1999          1998
                                                              -----------   -----------
INTEREST INCOME
    Loans, including fees .................................   $16,916,130   $17,223,548
    Investment income - taxable ...........................     7,909,394     8,837,843
    Investment income - tax exempt ........................     1,107,038       551,980
    Interest on interest bearing deposits .................         2,817         5,006
    Interest on federal funds sold and other ..............     1,093,907     1,235,335
                                                              -----------   -----------
      Total interest income ...............................    27,029,286    27,853,712

INTEREST EXPENSE
    Interest-bearing deposits .............................    10,741,005    11,676,819
    Short-term borrowings .................................         5,499        81,417
                                                              -----------   -----------
      Total interest expense ..............................    10,746,504    11,758,236
                                                              -----------   -----------

NET INTEREST INCOME .......................................    16,282,782    16,095,476
    Provision for loan losses .............................       470,000       151,500
                                                              -----------   -----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES .............................    15,812,782    15,943,976

NONINTEREST INCOME
    Trust fees ............................................     1,238,295     1,202,823
    Service fees on deposit accounts ......................     3,123,369     2,701,573
    Real estate mortgage fees .............................       365,057       296,895
    Net gain on securities transactions ...................         4,797
    Other .................................................     1,333,783     1,189,116
                                                              -----------   -----------
      Total noninterest income ............................     6,060,504     5,395,204

NONINTEREST EXPENSE
    Salaries and employee benefits ........................     6,752,768     6,625,013
    Net occupancy and equipment expenses ..................       987,911       998,250
    Equipment expense .....................................     1,006,959       985,899
    Goodwill amortization .................................       412,376       413,361
    Other .................................................     3,807,853     3,895,549
                                                              -----------   -----------
      Total noninterest expense ...........................    12,967,867    12,918,072
                                                              -----------   -----------

EARNINGS BEFORE INCOME TAXES                                    8,905,419     8,421,108
    Provision for income taxes ............................     2,778,875     2,794,632
                                                              -----------   -----------

NET EARNINGS ..............................................   $ 6,126,544   $ 5,626,476
                                                              ===========   ===========


BASIC EARNINGS PER SHARE ..................................   $      0.62   $      0.57

EARNINGS PER SHARE, ASSUMING DILUTION .....................   $      0.62   $      0.57

DIVIDENDS PER SHARE .......................................   $     0.275   $     0.227


See notes to consolidated financial statements.



                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                                        Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                         1999          1998
                                                                     -----------    -----------

NET EARNINGS .....................................................   $ 6,126,544    $ 5,626,476

 OTHER ITEMS OF COMPREHENSIVE EARNINGS

       Change in unrealized gain on investment in
         securities available for sale, before tax ...............    (1,107,609)         7,814

       Reclassification adjustment for realized gains
         on investment in securities included in net earnings ....          --           (4,797)
                                                                     -----------    -----------

             Total other items of comprehensive earnings .........    (1,107,609)         3,017
                                                                     -----------    -----------

 OTHER COMPREHENSIVE EARNINGS, BEFORE TAX ........................     5,018,935      5,629,493

       Income tax (benefit) expense related to
         other items of comprehensive earnings ...................      (387,663)         1,056
                                                                     -----------    -----------

COMPREHENSIVE EARNINGS ...........................................   $ 5,406,598    $ 5,628,437
                                                                     ===========    ===========


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                                   Unrealized
                                                                                                    Gain on
                                                                                                  Investment in
                                        Capital Stock                                              Securities          Total
                                 ---------------------------       Capital          Retained        Available       Shareholders'
                                   Shares         Amount           Surplus          Earnings         For Sale          Equity
                                 ---------    --------------   --------------    --------------   -------------   ----------------
Balances at December 31, 1997    9,025,852   $    90,258,520  $    36,595,698   $    27,203,391  $      403,597  $     154,461,206

    Net earnings                         -                 -                -        23,253,939               -         23,253,939

    Stock issuances                 23,257           232,570           60,857                 -               -            293,427

    Cash dividends declared              -                 -                -        (9,687,469)              -         (9,687,469)

    Stock dividend, 10%            903,574         9,035,740       23,718,818       (32,754,558)              -

    Change in unrealized gain,net        -                 -                -                 -       1,128,155          1,128,155
                                 ---------    --------------   --------------    --------------   -------------   ----------------

Balances at December 31, 1998    9,952,683        99,526,830       60,375,373         8,015,303       1,531,752        169,449,258

    Net earnings                         -                 -                -         6,126,544               -          6,126,544

    Stock issuances                  3,500            35,000           20,000                 -               -             55,000

    Cash dividends declared              -                 -                -        (2,737,951)              -         (2,737,951)

    Change in unrealized gain,net        -                 -                -                 -        (719,946)          (719,946)
                                 ---------    --------------   --------------    --------------   -------------   ----------------

Balances at March 31,1999
  (unaudited)                    9,956,183   $    99,561,830  $    60,395,373   $    11,403,896  $      811,806  $     172,172,905
                                 =========    ==============   ==============    ==============   =============   ================


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                                 ------------------------------
                                                                                                      1999             1998
                                                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings ............................................................................   $   6,126,544    $   5,626,476
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
         Depreciation and amortization .......................................................       1,394,625        1,494,248
         Provision for loan losses ...........................................................         470,000          151,500
         Premium amortization, net of discount accretion .....................................         696,057          386,817
         Gain on sale of  assets .............................................................        (155,269)        (212,470)
         Deferred federal income tax expense (benefit) .......................................         170,465         (400,639)
         Decrease in other assets ............................................................         294,635          774,071
         Increase in other liabilities .......................................................       3,261,766        5,459,182
                                                                                                 -------------    -------------
             Total adjustments                                                                       6,132,279        7,652,709
                                                                                                 -------------    -------------
         Net cash provided by operating activities ...........................................      12,258,823       13,279,185

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest-bearing deposits in banks ...........................             (44)         194,949
     Proceeds from sale of securities available for sale .....................................       3,485,999        4,910,628
     Proceeds from maturity of securities available for sale .................................      11,812,106       88,508,307
     Proceeds from maturity of securities held to maturity ...................................      42,015,175       49,765,511
     Purchase of securities available for sale ...............................................     (13,795,943)     (77,540,639)
     Purchase of securities held to maturity .................................................     (53,834,791)     (77,716,578)
     Net decrease (increase) in loans ........................................................       5,619,052      (16,919,590)
     Capital expenditures ....................................................................        (688,887)      (1,112,346)
     Proceeds from sale of assets ............................................................         837,000          387,604
                                                                                                 -------------    -------------
         Net cash used in investing activities ...............................................      (4,550,333)     (29,522,154)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-bearing deposits ............................................     (19,378,479)     (14,783,141)
     Net increase (decrease) in interest-bearing deposits ....................................       4,066,257      (17,171,735)
     Net decrease in other short-term borrowings .............................................        (212,329)      (2,180,000)
     Proceeds from stock issuances ...........................................................          55,000           50,053
     Dividends paid ..........................................................................      (2,736,690)      (2,162,899)
                                                                                                 -------------    -------------
         Net cash used in financing activities ...............................................     (18,206,241)     (36,247,722)
                                                                                                 -------------    -------------

     Net decrease in cash and cash equivalents ...............................................     (10,497,751)     (52,490,691)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............................................     200,328,994      215,766,975
                                                                                                 -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................................   $ 189,831,243    $ 163,276,284
                                                                                                 =============    =============


SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid ...........................................................................   $  11,053,473    $  11,345,164
     Federal income tax paid .................................................................         530,000          200,000
     Assets acquired through foreclosure .....................................................         192,815           12,500


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

    In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operation. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. The Company has procedures to monitor market risk and has determined that no material changes in market risk have occurred since December 31, 1998.

Note 2 - Earnings Per Share

    Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the quarters ended March 31, 1999 and 1998, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended March 31, 1999 and 1998, was 9,953,794 and 9,932,584 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended March 31, 1999 and 1998, was 9,996,399 and 9,993,897 shares, respectively.

    The Company's per share financial information has been adjusted to reflect the 10 percent stock dividend declared on October 27, 1998, payable on December 1, 1998 to shareholders of record on November 16, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results
-----------------

Net income for the first quarter 1999 totaled $6.1 million, an increase of $500 thousand, or 8.9% over earnings of $5.6 million for the same period last year. Higher net interest income and noninterest income were the primary factors contributing to the improved earnings. On a basic per share basis, earnings amounted to $0.62 per share as compared to $0.57 per share for 1998. Return on average assets and return on average equity for the first quarter amounted to 1.49% and 14.78%, respectively. For the same period in 1998, return on average assets and return on average equity amounted to 1.41% and 14.70%, respectively.

Tax-equivalent net interest income for the first quarter 1999 amounted to $16.8 million as compared to $16.2 million for the same period last year. The improvement resulted primarily from an increase in average earning assets which for the first quarter 1999 were $42 million higher than the same period last year. For the first three months of 1999 the net interest yield was 4.53% as compared to 4.50% for the same period last year.

The provision for loan losses for the first quarter 1999 totaled $470 thousand as compared to $152 thousand for the first quarter last year. Net charge offs for the first quarter totaled $464 thousand which, on an annualized basis, amounted to 0.24% of average loans as compared to 0.36% for the full year of 1998. At March 31, 1999, the allowance for loan losses amounted to 280.93% of nonperforming loans and 1.16% of total loans, which was considered by Management to be adequate.

Total noninterest income for the first quarter was $6.1 million, an increase of $665 thousand, or 12.3%, over the same period last year. Service fees on deposit accounts were up $422 thousand, or 15.6%, and were the primary factor for the overall improvement in noninterest income. The increase in deposit service fees resulted from increased transaction volume and selected product price increases in certain banking markets.

Noninterest expense for the first quarter 1999 amounted to $12.9 million which was $50 thousand above the same period last year. Salaries and employee benefits expense were up $128 thousand and all other noninterest expenses in total were down $78 thousand from the same period in 1998. The Company's key indicator of operating efficiency, noninterest expense as a percent of net interest income and noninterest income, was 56.69% for the first quarter as compared to 59.70% for the first quarter in 1998.

Balance Sheet Review
--------------------

Total assets at March 31, 1999, amounted to $1.677 billion as compared to $1.687 billion at December 31, 1998, and $1.632 billion at March 31, 1998. The March 31, 1999, decline in total assets from the year-end 1998 balance reflects a seasonal decrease in total deposits. The balance sheets presented reflect normal recurring adjustments and accruals.

Loans at March 31, 1999, net of unearned discount, totaled $773 million as compared to $780 million at year-end 1998 and $760 million at March 31, 1998. The decrease in loans since year-end 1998 resulted primarily from a $9.0 million reduction in commercial, financial and agricultural loans. Investment securities at March 31, 1999, totaled $634 million as compared to $626 million at year-end 1998 and $628 million at March 31, 1998. The net unrealized gain in the investment portfolio at March 31, 1999, amounted to $3.5 million. With an overall yield of 6.02%, the investment portfolio continues to provide a positive contribution to the Company's earnings. At March 31, 1999, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment securities at March 31, 1999, included structured notes with an amortized cost of $7.0 million and an approximate market value of $6.9 million. Total deposits at March 31, 1999, amounted to $1.490 billion as compared to $1.505 billion at year-end 1998 and $1.457 billion at March 31, 1998. The decrease from December 31, 1998, is considered seasonal and not indicative of a downward trend in total deposits.

Nonperforming assets at March 31, 1999, totaled $3.8 million as compared to $3.2 million at December 31, 1998. The increase resulted primarily from a $440 thousand increase in nonaccrual loans. At 0.50% of loans plus foreclosed assets, Management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 8 of this report. At March 31, 1999, the parent company had no debt outstanding under its $18 million line of credit with an unaffiliated financial institution. Total equity capital amounted to $172.2 million at March 31, 1999, which was up from $169.4 million at year-end 1998 and $158.0 million at March 31, 1998. The Company's risk-based capital and leverage ratios at March 31, 1999, were 16.67% and 9.11%, respectively. The first quarter 1999 cash dividend of $0.275 per share totaled $2.7 million and represented 44.7% of first quarter earnings. On April 27, 1999, the Company declared a $0.275 per share cash dividend payable July 1, 1999.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. Each subsidiary bank has an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk.
Since year-end 1998, there has been no material change in the Company's interest rate risk.

Year 2000
---------

The Company completed compliance testing of its core IT systems during the quarter ended December 31, 1998. The Company believes that the results of its tests were successful and that these results showed that these core IT systems are Year 2000 compliant. These results were reviewed and confirmed by an independent third party that is competent in Year 2000 compliance testing and hired by the Company. The Company believes that, based on these results and the warranties provided by the third parties that licensed these core IT systems to the Company, these core IT systems are Year 2000 compliant. The Company has completed its Year 2000 compliance assessment of its other IT systems, which includes automatic teller machine software systems. These other IT systems are also licensed from third parties. These third parties have either assured the Company that their system is Year 2000 compliant or identified necessary system upgrades to make their system Year 2000 compliant. The Company currently anticipates receiving the necessary systems upgrades and completing Year 2000 compliance testing of these other IT systems by June 30, 1999. The cost of IT systems testing and upgrades is not considered to be material to the Company's consolidated operating results. All of the costs have been and will continue to be funded with cash from operations. The Year 2000 issue may also affect the Company's date-sensitive embedded technology which controls systems such as the telecommunication systems, security systems, etc. The Company does not believe that the cost to modify or replace such technology to make it Year 2000 compliant will be material. But, if such modifications or replacements, if required, are not made, the Year 2000 issue could have a material adverse effect on the operations, financial condition and results of operations of the Company.

Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses and other entities that provide data to, or receive data from, the Company or any of its subsidiaries, or whose financial condition or operations are important to the Company or any of its subsidiaries, such as bank regulatory agencies, the Federal Reserve banking system and significant suppliers and customers. The Company is in communication with significant customers and vendors to evaluate the risk of their failure to be Year 2000 compliant and the extent to which the Company may be vulnerable to such failure.

The Company has developed some contingency plans for Year 2000 noncompliance. The Company's plans are not comprehensive and do not address all Year 2000 contingencies, including contingencies for Year 2000 noncompliance by the Company's embedded technology or the systems of governmental agencies, significant customers or significant vendors. Also, there can be no assurance that the Company's contingency plans will prevent the Company from suffering a material adverse effect on its operations, financial condition or results of operations if any of its core IT systems, other IT systems or embedded technology or any systems of a governmental agency, a significant customer or significant vendor prove not to be Year 2000 compliant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         FIRST FINANCIAL BANKSHARES, INC.


Date: May 13, 1999                       By:/S/CURTIS R. HARVEY
      ------------                          ----------------------------------
                                            Curtis R. Harvey
                                            Executive Vice President and
                                            Chief Financial Officer




Date: May 13, 1999                       By:/S/SANDY LESTER
      ------------                          ----------------------------------
                                            Sandy Lester
                                            Secretary-Treasurer