Form 10-Q
period 1999-06-30
FIRST FINANCIAL BANKSHARES INC
filed 1999-08-10
CIK 36029

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                    Commission File Number
  June 30, 1999                                                 0-7674
  -------------                                                 ------


                        FIRST FINANCIAL BANKSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)


       Texas                                                  75-0944023
       -----                                                  ----------
(State of Incorporation)                                   (I.R.S. Employer
                                                           Identification No.)


400 Pine Street, Abilene, Texas                                 79601
-------------------------------                                 -----
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

         There were 9,963,054 shares of common stock outstanding as of July 26, 1999.

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

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 1999 and 1998, and December 31, 1998, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 1999 and 1998, and the changes in shareholders' equity for the year ended December 31, 1998 and six months ended June 30, 1999, and the cash flows for the six months ended June 30, 1999 and 1998, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,
                                                                     ----------------------------------------
                                                                            1999                  1998              December 31,
                                                                         (Unaudited)          (Unaudited)               1998
                                                                     ------------------   -------------------  -------------------
   ASSETS
    Cash and due from banks                                          $       73,661,442   $        79,719,074  $        84,237,577
    Interest-bearing deposits in banks                                          204,001               203,784              203,911
    Federal funds sold                                                       95,170,912            96,861,729          116,091,417
    Investment securities:
        Securities held to maturity (approximate market value
         of $426,988,041 and $414,057,321 at June 30, 1999
         and 1998, and $419,252,100 at December 31, 1998)                   431,001,752           411,220,790          414,302,781
        Securities available for sale, at approximate market value          215,378,018           191,263,332          211,588,088
                                                                     ------------------   -------------------  -------------------
                             Total investment securities                    646,379,770           602,484,122          625,890,869

    Loans                                                                   769,581,429           760,853,537          779,544,287
                     Less:   Allowance for loan losses                        9,221,191             9,817,042            8,988,320
                                                                     ------------------   -------------------  -------------------
    Net loans                                                               760,360,238           751,036,495          770,555,967

    Bank premises and equipment - net                                        41,515,926            43,479,304           42,927,162
    Goodwill                                                                 20,977,354            22,562,680           21,798,277
    Other assets                                                             26,224,021            24,584,607           24,941,695
                                                                     ------------------   -------------------  -------------------

   TOTAL ASSETS                                                      $    1,664,493,664   $     1,620,931,795  $     1,686,646,875
                                                                     ==================   ===================  ===================

   LIABILITIES
    Noninterest-bearing deposits                                     $      317,357,809   $       319,933,690  $       334,719,132
    Interest-bearing demand deposits                                        424,195,313           422,508,865          451,811,746
    Interest-bearing time deposits                                          734,429,230           703,068,372          718,324,962
                                                                     ------------------   -------------------  -------------------
        Total deposits                                                    1,475,982,352         1,445,510,927        1,504,855,840

    Dividends payable                                                         2,739,548             2,382,342            2,736,689
    Other short-term borrowings                                               4,607,868             1,120,000              516,958
    Other liabilities                                                         7,868,599            10,250,526            9,088,130
                                                                     ------------------   -------------------  -------------------

        Total liabilities                                                 1,491,198,367         1,459,263,795        1,517,197,617
                                                                     ------------------   -------------------  -------------------

   SHAREHOLDERS' EQUITY
    Capital stock - $10 par value;
     20,000,000 shares authorized                                            99,619,810            90,372,880           99,526,830
    Capital surplus                                                          60,411,109            36,355,759           60,375,373
    Retained earnings                                                        15,136,712            34,401,866            8,015,303
    Unrealized gain (loss) on investment securities
      available for sale                                                     (1,872,334)              537,495            1,531,752
                                                                     ------------------   -------------------  -------------------

        Total shareholders' equity                                          173,295,297           161,668,000          169,449,258
                                                                     ------------------   -------------------  -------------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $    1,664,493,664   $     1,620,931,795  $     1,686,646,875
                                                                     ==================   ===================  ===================


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                              June 30,
                                                       ------------------------------------- -------------------------------------
                                                              1999               1998               1999                1998
                                                       -----------------  ------------------ ------------------  -----------------
INTEREST INCOME
    Loans, including fees                              $      16,755,126  $       17,684,612 $       33,671,257  $      34,908,161
    Investment income - taxable                                7,969,941           8,603,295         15,879,335         17,441,136
    Investment income - tax exempt                             1,135,561             691,119          2,242,598          1,243,100
    Interest on interest bearing deposits                          2,851               2,913              5,669              7,919
    Interest on federal funds sold and other                   1,275,462           1,088,602          2,369,368          2,323,934
                                                       -----------------  ------------------ ------------------  -----------------
    Total interest income                                     27,138,941          28,070,541         54,168,227         55,924,250

INTEREST EXPENSE
    Interest-bearing deposits                                 10,602,452          11,573,648         21,343,459         23,250,465
    Short-term borrowings                                         32,722              45,281             38,221            126,698
                                                       -----------------  ------------------ ------------------  -----------------
    Total interest expense                                    10,635,174          11,618,929         21,381,680         23,377,163
                                                       -----------------  ------------------ ------------------  -----------------

NET INTEREST INCOME                                           16,503,767          16,451,612         32,786,547         32,547,087
    Provision for loan losses                                    308,000             283,000            778,000            434,500
                                                       -----------------  ------------------ ------------------  -----------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                 16,195,767          16,168,612         32,008,547         32,112,587

NONINTEREST INCOME
    Trust fees                                                 1,262,114           1,199,306          2,500,409          2,402,129
    Service fees on deposit accounts                           3,287,215           2,915,915          6,410,584          5,618,302
    Real estate mortgage fees                                    346,666             323,508            711,723            620,404
    Net gain on securities transactions                                -                 254                  -              5,051
    Other                                                      1,281,536             998,450          2,740,278          2,187,565
                                                       -----------------  ------------------ ------------------  -----------------
                           Total noninterest income            6,177,531           5,437,433         12,362,994         10,833,451
NONINTEREST EXPENSE

    Salaries and employee benefits                             6,763,138           6,661,772         13,515,907         13,286,787
    Net occupancy                                                962,040           1,053,973          1,949,951          2,052,587
    Equipment expense                                          1,026,816           1,008,732          2,035,044          1,994,629
    Goodwill amortization                                        408,546             413,361            820,922            826,720
    Other                                                      3,798,224           3,750,985          7,729,768          7,646,985
                                                       -----------------  ------------------ ------------------  -----------------
                           Total noninterest expense          12,958,764          12,888,823         26,051,592         25,807,708
                                                       -----------------  ------------------ ------------------  -----------------

EARNINGS BEFORE INCOME TAXES                                   9,414,534           8,717,222         18,319,949         17,138,330
    Provision for income taxes                                 2,942,162           2,843,832          5,721,037          5,638,464
                                                       -----------------  ------------------ ------------------  -----------------

NET EARNINGS                                           $       6,472,372  $        5,873,390 $       12,598,912  $      11,499,866
                                                       =================  ================== ==================  =================


BASIC EARNINGS PER SHARE                               $            0.65   $            0.59  $            1.27  $            1.16

EARNINGS PER SHARE, ASSUMING DILUTION                  $            0.65   $            0.59  $            1.26  $            1.15

DIVIDENDS PER SHARE                                    $           0.275   $            0.25  $            0.55  $            0.48



See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                                   Three Months Ended                    Six Months Ended
                                                                      June 30,                              June 30,
                                                        ------------------------------------- -------------------------------------
                                                               1999               1998               1999                1998
                                                        -----------------  ------------------ ------------------  -----------------

NET EARNINGS                                            $       6,472,372  $        5,873,390 $       12,598,912  $      11,499,866

    OTHER ITEMS OF COMPREHENSIVE EARNINGS

       Change in unrealized gain (loss) on investment
         securities available for sale, before tax             (2,684,140)            131,937         (5,237,055)           133,898

       Reclassification adjustment for realized gains
         on investment securities included
         in net earnings                                                -                (254)                 -             (5,051)
                                                        -----------------  ------------------ ------------------  -----------------

           Total other items of comprehensive earnings         (2,684,140)            131,683         (5,237,055)           128,847
                                                        -----------------  ------------------ ------------------  -----------------

OTHER COMPREHENSIVE EARNINGS, BEFORE TAX                        3,788,232           6,005,073          7,361,857         11,628,713

       Income tax (benefit) expense related to
         other items of comprehensive earnings                   (939,449)             46,089         (1,832,969)            45,096
                                                        -----------------  ------------------ ------------------  -----------------


COMPREHENSIVE EARNINGS                                  $       4,727,681  $        5,958,984 $        9,194,826  $      11,583,617
                                                        =================  ================== ==================  =================



See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                                  Unrealized
                                                                                                Gain (Loss) on
                                                                                                  Investment
                                                                                                  Securities            Total
                                   Capital Stock                Capital          Retained          Available        Shareholders'
                              ---------------------------
                                Shares         Amount           Surplus           Earnings          For Sale           Equity
                              ---------    --------------   --------------    ----------------   --------------    ----------------

Balances at
 December 31, 1997            9,025,852    $   90,258,520   $   36,595,698    $     27,203,391   $      403,597    $    154,461,206

 Net earnings                         -                 -                -          23,253,939                -          23,253,939

 Stock issuances                 23,257           232,570           60,857                   -                -             293,427

 Cash dividends declared              -                 -                -          (9,687,469)               -          (9,687,469)

 Stock dividend, 10%            903,574         9,035,740       23,718,818         (32,754,558)               -                   -

 Change in unrealized
  gain (loss)                         -                 -                -                   -        1,128,155           1,128,155
                              ---------    --------------   --------------    ----------------   --------------    ----------------

Balances at
 December 31, 1998            9,952,683        99,526,830       60,375,373           8,015,303        1,531,752         169,449,258

 Net earnings                         -                 -                -          12,598,912                -          12,598,912

 Stock issuances                  9,298            92,980           35,736                   -                -             128,716

 Cash dividends declared              -                 -                -          (5,477,503)               -          (5,477,503)

 Change in unrealized
  gain (loss)                         -                 -                -                   -       (3,404,086)         (3,404,086)
                              ---------    --------------   --------------    ----------------   --------------    ----------------


Balances at
 June 30,1999 (unaudited)     9,961,981    $   99,619,810   $   60,411,109    $     15,136,712   $   (1,872,334)   $    173,295,297
                              =========    ==============   ==============    ================   ==============    ================


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                        Six Months Ended
                                                                             June 30,
                                                                  ---------------------------------
                                                                      1999               1998
                                                                  --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                 $   12,598,912     $   11,499,866
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation and amortization                                 2,983,454          3,006,932
         Provision for loan losses                                       778,000            434,500
         Premium amortization, net of discount accretion               1,359,308          1,268,470
         Gain on sale of  assets                                        (227,009)            (1,643)
         Deferred federal income tax expense (benefit)                    71,289           (366,547)
         Decrease in other assets                                        853,598            292,314
         (Decrease) increase in other liabilities                     (1,219,531)         3,273,543
                                                                  --------------     --------------
                            Total adjustments                          4,599,108          7,907,569
                                                                  --------------     --------------
         Net cash provided by operating activities                    17,198,020         19,407,435

CASH FLOWS FROM INVESTING ACTIVITIES
     Net(increase) decrease in interest-bearing deposits in banks            (90)           194,887
     Proceeds from sale of securities available for sale                       -          3,141,319
     Proceeds from maturity of securities available for sale          23,183,580         92,725,401
     Proceeds from maturity of securities held to maturity            67,025,072        125,812,883
     Purchase of securities available for sale                       (32,696,733)      (105,498,247)
     Purchase of securities held to maturity                         (84,597,183)      (103,647,784)
     Net decrease (increase) in loans                                  9,262,515        (18,679,663)
     Capital expenditures                                             (1,690,550)        (1,837,561)
     Proceeds from sale of assets                                        947,235            180,487
                                                                  --------------     --------------
         Net cash used in investing activities                       (18,566,154)        (7,608,278)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-bearing deposits                    (17,361,323)        (4,226,441)
     Net decrease in interest-bearing deposits                       (11,512,165)       (38,971,361)
     Net increase (decrease) in other short-term borrowings            4,090,910         (3,580,000)
     Proceeds from stock issuances                                       128,716            119,616
     Dividends paid                                                   (5,474,644)        (4,327,143)
                                                                  --------------     --------------
         Net cash used in financing activities                       (30,128,506)       (50,985,329)
                                                                  --------------     --------------

     Net decrease in cash and cash equivalents                       (31,496,640)       (39,186,172)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       200,328,994        215,766,975
                                                                  --------------     --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  168,832,354     $  176,580,803
                                                                  ==============     ==============


SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid                                                $   21,785,532     $   22,979,865
     Federal income tax paid                                           6,085,614          5,586,163
     Assets acquired through foreclosure                                 260,421             32,000



See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

    In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operation. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999. The Company has procedures to monitor market risk and has determined that no material changes in market risk have occurred since December 31, 1998.

Note 2 - Earnings Per Share

    Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the quarters and six-month periods ended June 30, 1999 and 1998, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended June 30, 1999 and 1998, was 9,958,492 and 9,939,463 shares, respectively.
    The weighted average common shares outstanding used in computing basic earnings per share for the six-month periods ended June 30, 1999 and 1998, was 9,956,156 and 9,936,042 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended June 30, 1999 and 1998, was 9,997,221 and 9,997,230 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the six-month periods ended June 30, 1999 and 1998, was 9,998,669 and 9,992,921 shares, respectively.

    The Company's per share financial information has been adjusted to reflect the 10 percent stock dividend declared on October 27, 1998, payable on December 1, 1998 to shareholders of record on November 16, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results
-----------------

For the six months ended June 30, 1999, the Company's net income amounted to $12.6 million, or $1.27 per basic share. For the same period last year, net income amounted to $11.5 million, or $1.16 per basic share. Net income for the second quarter 1999 totaled $6.5 million, or $0.65 per basic share, as compared to $5.9 million, or $0.59 per basic share, earned in the second quarter of 1998. Return on average assets and return on average equity for the six months ended June 30, 1999, amounted to 1.53 percent and 14.85 percent, respectively. The Company's return on average assets and return on average equity for the same period last year amounted to 1.44 percent and 14.75 percent, respectively.

Net interest income on a tax-equivalent basis for the six months ended June 30, 1999, amounted to $33.9 million, up $1.0 million from the same period last year. Net interest income on a tax-equivalent basis for the second quarter of 1999 amounted to $17.1 million, an increase of $600 thousand over the second quarter of 1998. The improvement in net interest income resulted primarily from growth in average investment securities. The net interest margin was 4.52 percent through June 30, 1999, as compared to 4.54 percent for the same period last year. For the six months ended June 30, 1999, the provision for loan losses amounted to $778 thousand as compared to $435 thousand for the same period in 1998. For the second quarter of 1999, the provision for loan losses was $308 thousand, as compared to $283 thousand in the second quarter of 1998.

Total noninterest income for the six months ended June 30, 1999, amounted to $12.4 million as compared to $10.8 million for the same period last year. Deposit service fees, sale of bank premises and Pulse fees were up $793 thousand, $217 thousand and $145 thousand, respectively, and were the primary factors contributing to the increase over the prior year. Noninterest income for the second quarter of 1999 totaled $6.2 million as compared to $5.4 million for the same period last year. Deposit service fees and miscellaneous recoveries were up $371 thousand and $166 thousand, respectively, and were the primary factors contributing to the increase over the same period last year.

Noninterest expense for the first six months ended June 30, 1999, amounted to $26.1 million which was $244 thousand, or .09 percent above the 1998 first six months total of $25.8 million. Noninterest expense for the second quarter of 1999 amounted to $13.0 million, up slightly from the $12.9 million total in the second quarter last year. The Company's efficiency ratio was 56.36 percent for the first six months of 1999, down from 58.79 percent for the same period last year.

Balance Sheet Review
--------------------

Total assets at June 30, 1999, amounted to $1.664 billion as compared to $1.687 billion at December 31, 1998, and $1.621 billion at June 30, 1998. The June 30, 1999, decline in total assets from the year-end 1998 balance reflects lower loan demand and a seasonal decrease in total deposits. The balance sheets presented reflect normal recurring adjustments and accruals.

Loans at June 30, 1999, totaled $770 million as compared to $780 million at year-end 1998 and $761 million at June 30, 1998. Investment securities at June 30, 1999, totaled $646 million as compared to $626 million at year-end 1998 and $602 million at June 30, 1998. The net unrealized loss in the investment portfolio at June 30, 1999, amounted to $6.9 million. At June 30, 1999, the investment portfolio reflected an overall yield of 6.00 percent. Approximately $210 million, or 32 percent, of the portfolio matures within two years which protects the Company from signficant interest rate risk should interest rates move up. At June 30, 1999, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment securities at June 30, 1999, included structured notes with an amortized cost of $7.0 million and an approximate market value of $6.9 million. Total deposits at June 30, 1999, amounted to $1.476 billion as compared to $1.505 billion at year-end 1998 and $1.446 billion at June 30, 1998. The decrease from December 31, 1998, is considered temporary and not indicative of a long-term downward trend in total deposits.

Nonperforming assets at June 30, 1999, totaled $2.9 million, or .37 percent of loans and foreclosed assets, and were down $300 thousand from the December 31, 1998, amount. At June 30, 1999, the allowance for loan losses amounted to 397.1 percent of nonperforming loans. Management is not aware of any material classified credit not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 8 of this report. At June 30, 1999, the parent company had no debt outstanding under its $18 million line of credit with an unaffiliated financial institution. Total equity capital amounted to $173.3 million at June 30, 1999, which was up from $169.4 million at year-end 1998 and $161.7 million at June 30, 1998. The Company's risk-based capital and leverage ratios at June 30, 1999, were 17.02 percent and 9.35 percent, respectively. The second quarter 1999 cash dividend of $0.275 per share totaled $2.7 million and represented 42.3 percent of second quarter earnings. On July 27, 1999, the Company declared a $0.275 per share cash dividend payable October 1, 1999.

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

Year 2000
---------

The Company completed compliance testing of its core IT systems during the quarter ended December 31, 1998. The Company believes that the results of its tests were successful and that these results showed that these core IT systems are Year 2000 compliant. These results were reviewed and confirmed by an independent third party that is competent in Year 2000 compliance testing and hired by the Company. The Company believes that, based on these results and the warranties provided by the third parties that licensed these core IT systems to the Company, these core IT systems are Year 2000 compliant. The Company has also completed its Year 2000 compliance assessment of its other IT systems, which includes automatic teller machine software systems. These other IT systems are also licensed from third parties and these third parties have assured the Company that their systems are Year 2000 compliant.

The Company has developed contingency plans for Year 2000 noncompliance. However, there can be no assurance that the Company's contingency plans will prevent the Company from suffering a material adverse effect on its operations, financial condition or results of operations if any of its core IT systems, other IT systems or embedded technology or any systems of a governmental agency, a significant customer or significant vendor prove not to be Year 2000 compliant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               FIRST FINANCIAL BANKSHARES, INC.


Date: August 10, 1999                          By:/S/CURTIS R. HARVEY
      ---------------                             --------------------------
                                                  Curtis R. Harvey
                                                  Executive Vice President and
                                                  Chief Financial Officer




Date: August 10, 1999                          By:/S/SANDY LESTER
      ---------------                             --------------------------
                                                  Sandy Lester
                                                  Secretary-Treasurer