Form 10-Q
period 1999-09-30
FIRST FINANCIAL BANKSHARES INC
filed 1999-11-09
CIK 36029

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999
                                              ------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from             to

Commission file number 0-7674
                       ------

                        FIRST FINANCIAL BANKSHARES, INC.
                        --------------------------------
             (Exact name of registrant as Specified in its charter)

                   Texas                                        75-0944023
                   -----                                        ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
                or organization)                            Identification No.)

                      400 Pine Street, Abilene, Texas 79601
                      -------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (915)627-7155
                                  -------------
              (Registrant's telephone number, including area code)

                                   NO CHANGE
                                   ---------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X . No   .
                                             ---    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1999.

            Class                            Number of Shares Outstanding
            -----                            ----------------------------
Common Stock, Par Value $10.00 Per Share               9,967,188

                                TABLE OF CONTENTS

                                     PART I


                              FINANCIAL INFORMATION

    Item                                                                   Page
    ----                                                                   ----




      1.     Consolidated Financial Statements and Notes to Consolidated
             Financial Statements                                            3


      2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10


      3.     Quantitative and Qualitative Disclosures About Market Risk     13


             Signatures                                                     14

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 1999 and 1998, and December 31, 1998, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 1999 and 1998, and the changes in shareholders' equity for the year ended December 31, 1998 and nine months ended September 30, 1999, and the cash flows for the nine months ended September 30, 1999 and 1998, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,
                                                                            --------------------------------
                                                                                1999               1998          December 31,
                                                                             (Unaudited)        (Unaudited)          1998
                                                                            -------------      -------------     -------------
ASSETS
    Cash and due from banks ...........................................   $    82,204,955    $    73,524,268   $    84,237,577
    Interest-bearing deposits in banks ................................           104,034            203,837           203,911
    Federal funds sold ................................................        70,311,142         68,191,882       116,091,417
    Investment securities:
       Securities held to maturity (approximate market value
       of $425,846,817 and $390,864,554 at September 30, 1999
       and 1998, and $419,252,100 at December 31, 1998) ...............       429,931,069        404,646,164       414,302,781
       Securities available for sale, at approximate market value .....       227,879,695        191,263,332       211,588,088
                                                                            -------------      -------------     -------------
                                            Total investment securities       657,810,764        595,909,496       625,890,869

    Loans .............................................................       796,606,220        790,052,176       779,544,287
        Less: Allowance for loan losses ...............................         8,875,789          9,454,696         8,988,320
                                                                            -------------      -------------     -------------
    Net loans .........................................................       787,730,431        780,597,480       770,555,967

    Bank premises and equipment - net .................................        41,227,336         43,967,082        42,927,162
    Goodwill, net .....................................................        20,567,013         22,201,438        21,798,277
    Other assets ......................................................        27,519,366         24,557,166        24,941,695
                                                                            -------------      -------------     -------------

TOTAL ASSETS ..........................................................   $ 1,687,475,041    $ 1,609,152,649   $ 1,686,646,875
                                                                            =============      =============     =============

LIABILITIES
    Noninterest-bearing deposits ......................................   $   311,522,602    $   300,697,462   $   334,719,132
    Interest-bearing demand deposits ..................................       425,657,538        410,618,635       451,811,746
    Interest-bearing time deposits ....................................       746,453,130        717,030,651       718,324,962
                                                                            -------------      -------------     -------------
       Total deposits .................................................     1,483,633,270      1,428,346,748     1,504,855,840

    Dividends payable .................................................         2,740,791          2,382,828         2,736,689
    Securities sold under agreements to repurchase ....................        11,149,531               --                --
    Other short-term borrowings .......................................         3,150,000            150,000           516,958
    Other liabilities .................................................        10,201,063         11,310,378         9,088,130
                                                                            -------------      -------------     -------------

       Total liabilities ..............................................     1,510,874,655      1,442,189,954     1,517,197,617
                                                                            -------------      -------------     -------------

SHAREHOLDERS' EQUITY
    Capital stock - $10 par value;
    20,000,000 shares authorized ......................................        99,665,010         90,390,700        99,526,830
    Capital surplus ...................................................        60,450,072         36,362,237        60,375,373
    Retained earnings .................................................        18,929,102         37,949,874         8,015,303
    Unrealized gain (loss) on investment securities available for sale         (2,443,798)         2,259,884         1,531,752
                                                                            -------------      -------------     -------------

       Total shareholders' equity .....................................       176,600,386        166,962,695       169,449,258
                                                                            -------------      -------------     -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................   $ 1,687,475,041    $ 1,609,152,649   $ 1,686,646,875
                                                                            =============      =============     =============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)



                                                                                Three Months Ended           Nine Months Ended
                                                                                   September 30,                September 30,
                                                                              -------------------------   -------------------------
                                                                                  1999          1998          1999          1998
                                                                              -----------   -----------   -----------   -----------
INTEREST INCOME
    Loans, including fees .................................................   $17,284,512   $18,140,148   $50,955,770   $53,048,308
    Investment income - taxable ............................... ...........     8,090,321     8,132,156    23,969,656    25,573,291
    Investment income - tax exempt ........................................     1,199,480       825,637     3,442,079     2,068,735
    Interest on interest bearing deposits .................................         2,627         2,964         8,295        10,882
    Interest on federal funds sold and other ..............................     1,115,080     1,094,311     3,484,446     3,418,248
                                                                              -----------   -----------   -----------   -----------
      Total interest income ...............................................    27,692,021    28,195,216    81,860,246    84,119,464

INTEREST EXPENSE
    Interest-bearing deposits .............................................    10,749,505    11,603,022    32,092,964    34,853,487
    Short-term borrowings .................................................        83,393        23,591       121,614       150,287
                                                                              -----------   -----------   -----------   -----------
      Total interest expense ..............................................    10,832,898    11,626,613    32,214,578    35,003,774
                                                                              -----------   -----------   -----------   -----------

NET INTEREST INCOME .......................................................    16,859,123    16,568,603    49,645,668    49,115,690
    Provision for loan losses .............................................       485,833       260,000     1,263,833       694,500
                                                                              -----------   -----------   -----------   -----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES .............................................    16,373,290    16,308,603    48,381,835    48,421,190

NONINTEREST INCOME
    Trust fees ............................................................     1,284,141     1,207,661     3,784,549     3,681,404
    Service fees on deposit accounts ......................................     3,431,179     3,046,372     9,841,763     8,664,964
    Real estate mortgage fees .............................................       306,516       357,072     1,018,238       977,476
    Net gain on securities transactions ...................................          --          36,388          --          41,440
    Other .................................................................     1,083,969     1,036,582     3,622,415     3,159,819
                                                                              -----------   -----------   -----------   -----------
              Total noninterest income.....................................     6,105,805     5,684,075    18,266,965    16,525,103

NONINTEREST EXPENSE
    Salaries and employee benefits ........................................     6,743,269     6,773,421    20,259,176    20,060,207
    Net occupancy and equipment expenses .................. ...............       959,242     1,078,800     2,909,192     3,131,384
    Equipment expense .....................................................     1,040,141     1,035,559     3,075,185     3,030,188
    Goodwill amortization .................................................       410,343       413,672     1,231,265     1,240,081
    Other .................................................................     3,860,527     3,949,355    11,388,463    11,604,251
                                                                              -----------   -----------   -----------   -----------
              Total noninterest expense ...................................    13,013,522    13,250,807    38,863,281    39,066,111
                                                                              -----------   -----------   -----------   -----------

EARNINGS BEFORE INCOME TAXES ..............................................     9,465,573     8,741,871    27,785,519    25,880,182
    Provision for income taxes ............................................     2,932,389     2,811,034     8,653,427     8,449,501
                                                                              -----------   -----------   -----------   -----------

NET EARNINGS ..............................................................   $ 6,533,184   $ 5,930,837   $19,132,093   $17,430,681
                                                                              ===========   ===========   ===========   ===========


BASIC EARNINGS PER SHARE ..................................................   $      0.66   $      0.60   $      1.92   $      1.75

EARNINGS PER SHARE, ASSUMING DILUTION .....................................   $      0.66   $      0.60   $      1.91   $      1.74

DIVIDENDS PER SHARE .......................................................   $     0.275   $     0.275   $     0.825   $     0.727


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)



                                                                          Three Months Ended                Nine Months Ended
                                                                              September 30,                    September 30,
                                                                       ----------------------------    ----------------------------
                                                                           1999            1998            1999            1998
                                                                       ------------    ------------    ------------    ------------

NET EARNINGS .......................................................   $  6,533,184    $  5,930,837    $ 19,132,093    $ 17,430,681

    OTHER ITEMS OF COMPREHENSIVE EARNINGS

       Change in unrealized gain (loss) on investment
           securities available for sale, before tax ...............       (571,464)      1,717,925      (6,116,231)      2,838,794

       Reclassification adjustment for realized gains
           on investment securities included in net earnings .......           --           (36,388)           --           (41,440)
                                                                       ------------    ------------    ------------    ------------

               Total other items of comprehensive earnings .........       (571,464)      1,681,537      (6,116,231)      2,797,354
                                                                       ------------    ------------    ------------    ------------

OTHER COMPREHENSIVE EARNINGS, BEFORE TAX ...........................      5,961,720       7,612,374      13,015,862      20,228,035

       Income tax (benefit) expense related to
           other items of comprehensive earnings ...................       (200,012)        588,538      (2,140,681)        979,074
                                                                       ------------    ------------    ------------    ------------


COMPREHENSIVE EARNINGS .............................................   $  6,161,733    $  7,023,836    $ 15,156,543    $ 19,248,961
                                                                       ============    ============    ============    ============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                      Unrealized
                                                                                                    Gain (Loss) on
                                                                                                       Investment
                                               Capital Stock                                           Securities         Total
                                          -------------------------       Capital        Retained      Available       Shareholders'
                                            Shares        Amount          Surplus        Earnings       For Sale          Equity
                                          ---------    ------------    ------------    ------------   ------------    -------------

Balances at December 31, 1997             9,025,852    $ 90,258,520    $ 36,595,698    $ 27,203,391   $    403,597    $ 154,461,206

  Net earnings                                 -               -               -         23,253,939           -          23,253,939

  Stock issuances                            23,257         232,570          60,857            -              -             293,427

  Cash dividends declared                      -               -               -         (9,687,469)          -          (9,687,469)

  Stock dividend, 10%                       903,574       9,035,740      23,718,818     (32,754,558)          -                -

  Change in unrealized gain (loss)             -               -               -               -         1,128,155        1,128,155
                                          ---------    ------------    ------------    ------------   ------------    -------------

Balances at December 31, 1998             9,952,683      99,526,830      60,375,373       8,015,303      1,531,752      169,449,258

  Net earnings                                 -               -               -         19,132,093           -          19,132,093

  Stock issuances                            13,818         138,180          74,699            -              -             212,879

  Cash dividends declared                      -               -               -         (8,218,294)          -          (8,218,294)

  Change in unrealized gain (loss)             -               -               -               -        (3,975,550)      (3,975,550)
                                          ---------    ------------    ------------    ------------   ------------    -------------


Balances at September 30,1999(unaudited)  9,966,501    $ 99,665,010    $ 60,450,072    $ 18,929,102   $ (2,443,798)   $ 176,600,386
                                          =========    ============    ============    ============   ============    =============


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                 ------------------------------
                                                                                                      1999             1998
                                                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings ............................................................................   $  19,132,093    $  17,430,700
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation and amortization .......................................................       4,474,536        4,554,779
         Provision for loan losses ...........................................................       1,263,833          664,500
         Premium amortization, net of discount accretion .....................................       2,247,844        1,702,734
         Gain on sale of  assets .............................................................        (259,005)          (1,279)
         Deferred federal income tax benefit .................................................        (201,700)        (233,020)
         Decrease (increase) in other assets .................................................         220,541       (1,004,917)
         Increase in other liabilities .......................................................       1,112,933        4,347,350
                                                                                                 -------------    -------------
                                        Total adjustments ....................................       8,858,982       10,030,147
                                                                                                 -------------    -------------
         Net cash provided by operating activities ...........................................      27,991,074       27,460,847

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in interest-bearing deposits in banks ......................................          99,877          194,834
     Proceeds from sale of securities available for sale .....................................            --          4,064,365
     Proceeds from maturity of securities available for sale .................................      31,409,193      100,416,498
     Proceeds from maturity of securities held to maturity ...................................      88,072,762      168,919,691
     Purchase of securities available for sale ...............................................     (54,738,022)    (127,104,153)
     Purchase of securities held to maturity .................................................    (105,027,902)    (125,031,313)
     Net increase in loans ...................................................................     (18,678,881)     (48,460,248)
     Capital expenditures ....................................................................      (2,908,108)      (3,471,712)
     Proceeds from sale of assets ............................................................       1,408,421          507,915
                                                                                                 -------------    -------------
         Net cash used in investing activities ...............................................     (60,362,661)     (29,964,123)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-bearing deposits ............................................     (23,196,530)     (23,462,668)
     Net increase (decrease) in interest-bearing deposits ....................................       1,973,960      (36,899,312)
     Net increase (decrease) in other short-term borrowings ..................................      13,782,573       (4,620,000)
     Proceeds from stock issuances ...........................................................         212,879          143,914
     Dividends paid ..........................................................................      (8,214,192)      (6,709,483)
                                                                                                 -------------    -------------
         Net cash used in financing activities ...............................................     (15,441,310)     (71,547,549)
                                                                                                 -------------    -------------

     Net decrease in cash and cash equivalents ...............................................     (47,812,897)     (74,050,825)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............................................     200,328,994      215,766,975
                                                                                                 -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................................   $ 152,516,097    $ 141,716,150
                                                                                                 =============    =============


SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid ...........................................................................   $  32,700,315    $  34,215,488
     Federal income tax paid .................................................................       9,125,971        8,514,043
     Assets acquired through foreclosure .....................................................         370,791           21,000



See notes to consolidated financial statements.



                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

     In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operation. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

Note 2 - Earnings Per Share

     Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the quarters and nine-month periods ended September 30, 1999 and 1998, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended September 30, 1999 and 1998, were 9,963,747 and 9,941,357 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the nine-month periods ended September 30, 1999 and 1998, were 9,958,714 and 9,937,834 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended September 30, 1999 and 1998, were 10,000,578 and 9,990,908 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the nine-month periods ended September 30, 1999 and 1998, were 10,002,115 and 9,991,753 shares, respectively.

     The Company's per share financial information has been adjusted to reflect the 10 percent stock dividend declared on October 27, 1998, payable on December 1, 1998 to shareholders of record on November 16, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results
-----------------

     For the nine months ended September 30, 1999, the Company's net income amounted to $19.1 million, or $1.92 per basic share. For the same period last year, net income amounted to $17.4 million, or $1.75 per basic share. Net income for the third quarter 1999 totaled $6.5 million, or $0.66 per basic share, as compared to $5.9 million, or $0.60 per basic share, earned in the third quarter of 1998. Return on average assets and return on average equity for the nine months ended September 30, 1999, amounted to
     1.45 percent and 14.39 percent, respectively. The Company's return on average assets and return on average equity for the same period last year amounted to 1.44 percent and 14.65 percent, respectively.

     On a tax-equivalent basis, net interest income totaled $51.3 million for the nine months ended September 30, 1999, and $17.4 million for the third quarter in 1999. These amounts represented increases of $1.5 million and
     $518 thousand, respectively, over the same periods last year. The improvement resulted from higher average earning assets, primarily investment securities. The net interest margin of 4.54 percent through September 30, 1999, was unchanged from the same period last year. For the nine months ended September 30, 1999, the provision for loan losses amounted to $1.3 million as compared to $695 thousand for the same period in 1998. For the third quarter, the provision for loan losses was $486 thousand, as compared to $260 thousand in the third quarter of 1998. The higher provisions in 1999 resulted from the down grading of certain credits and the Company's practice of maintaining the allowance for loan losses at a level considered adequate to provide for estimated probable incurred losses.

     Total noninterest income for the nine months ended September 30, 1999, amounted to $18.3 million as compared to $16.5 million for the same period last year. Deposit service fees, sale of bank premises, and Pulse fees were up $1.2 million, $246 thousand, and $152 thousand, respectively, and were the primary factors contributing to the increase over the prior year. Noninterest income for the third quarter of 1999 totaled $6.1 million as compared to $5.7 million for the same period last year. Deposit service fees were up $400 thousand which was the primary factor contributing to the increase.

     Noninterest expense for the first nine months ended September 30, 1999, amounted to $38.9 million as compared to $39.0 million for the same period last year. Noninterest expense for the third quarter of 1999 amounted to $13.0 million, down $237 thousand from the 1998 third quarter amount. The Company's efficiency ratio for the nine months ended September 30, 1999, showed good improvement by dropping to 55.86 percent from 58.92 percent for the same period last year.

Balance Sheet Review
--------------------

     Total assets at September 30, 1999, totaled $1.687 billion and were virtually unchanged from December 31, 1998. Compared to this time last year, total assets have increased $78.3 million, or 4.9 percent. The balance sheets presented reflect normal recurring adjustments and accruals.

     Loans at September 30, 1999, totaled $797 million as compared to $780 million at December 31, 1998, and $790 million at September 30, 1998. Since year-end 1998, commercial loans, real estate loans, and student loans have increased $15 million, $14 million, and $5 million, respectively. These increases were offset by a $14 million decrease in consumer loans. Investment securities at September 30, 1999, totaled $658 million as compared to $626 million at year-end 1998 and $596 million at September 30, 1998. The net unrealized loss in the investment portfolio at September 30, 1999, amounted to $7.8 million. At September 30, 1999, the investment portfolio reflected an overall yield of 6.07 percent. Approximately $324 million, or 49 percent, of the portfolio matures within three years which protects the Company from significant interest rate risk should interest rates move up. At September 30, 1999, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment securities at September 30, 1999, included structured notes with an amortized cost of $7.0 million and an approximate market value of $6.9 million. Total deposits at September 30, 1999, amounted to $1.484 billion as compared to $1.505 billion at year-end 1998 and $1.428 billion at September 30, 1998. The decrease from December 31, 1998, is considered temporary and not indicative of a long-term downward trend in total deposits.

     Nonperforming assets at September 30, 1999, totaled $2.9 million, or .34 percent of loans and foreclosed assets, and were down $500 thousand from the December 31, 1998, amount. At September 30, 1999, the allowance for loan losses amounted to 331.5 percent of nonperforming assets. Management is not aware of any material classified credit not properly disclosed as nonperforming and considers the allowance for loan losses to be adequate.

Liquidity and Capital
---------------------

     The Company's consolidated statements of cash flows are presented on page 8 of this report. At September 30, 1999, the parent company had no debt outstanding under its $25 million line of credit with an unaffiliated financial institution. Total equity capital amounted to $176.6 million at September 30, 1999, which was up from $169.4 million at year-end 1998 and $166.9 million at September 30, 1998. The Company's risk-based capital and leverage ratios at September 30, 1999, were 17.84 percent and 9.60 percent, respectively. The third quarter 1999 cash dividend of $0.275 per share totaled $2.7 million and represented 42.0 percent of third quarter earnings. On October 26, 1999, the Company declared a $0.30 per share cash dividend payable January 3, 2000.

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

Year 2000
---------

     The Company completed compliance testing of its core IT systems during the quarter ended December 31, 1998. The Company believes that the results of its tests were successful and that these results showed that these core IT systems are Year 2000 compliant. These results were reviewed and confirmed by an independent third party that is competent in Year 2000 compliance testing and hired by the Company. The Company believes that, based on these results and the warranties and assurances provided by the third parties that licensed these core IT systems to the Company, these core IT systems are Year 2000 compliant. The Company has also completed its Year 2000 compliance assessment of its other IT systems, which includes automatic teller machine software systems. These other IT systems are also licensed from third parties and these third parties have assured the Company that their systems are Year 2000 compliant.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

     Management considers interest rate risk to be a significant market risk for Bankshares. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk. The Company has procedures to monitor market risk and has determined that no material changes in market risk have occurred since December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                FIRST FINANCIAL BANKSHARES, INC.


Date: November 9, 1999                          By:/S/CURTIS R. HARVEY
      -----------------                            ----------------------------
                                                   Curtis R. Harvey
                                                   Executive Vice President and
                                                   Chief Financial Officer




Date: November 9, 1999                          By:/S/SANDY LESTER
      -----------------                            ----------------------------
                                                   Sandy Lester
                                                   Secretary-Treasurer