Form 10-K
period 1999-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2000-03-29
CIK 36029

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

                   For the fiscal year ended December 31, 1999
                                       OR
            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2000, the aggregate market value of voting stock held by non-affiliates was $232,108,200.

     As of March 1,2000,there were 9,974,306 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

     The Proxy Statement for the 2000 Annual Meeting is incorporated into Part III of this Form 10-K by reference.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

FORWARD-LOOKING STATEMENTS.....................................................1


PART I

   ITEM 1.     BUSINESS........................................................1
   ITEM 2.     PROPERTIES.....................................................10
   ITEM 3.     LEGAL PROCEEDINGS..............................................10
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............11

PART II

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS........................................................11
   ITEM 6.     SELECTED FINANCIAL DATA........................................12
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS......................................13
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....21
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................22
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.......................................23

PART III

   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........23
   ITEM 11.       EXECUTIVE COMPENSATION......................................23
   ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..................................................23
   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............23

PART IV

   ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K....................................................23

SIGNATURES

                           FORWARD-LOOKING STATEMENTS


     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to general economic conditions, actions taken by the Federal Reserve Board, legislative and regulatory actions and reforms, competition and other factors described in "PART II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

                                     PART I

ITEM 1.       BUSINESS

General
-------

     First Financial Bankshares, Inc., a Texas corporation, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, or BHCA. As such, we are supervised by the Board of Governors of the Federal Reserve System, or Federal Reserve Board. We were formed in 1956 under the original name F & M Operating Company. By virtue of a series of reorganizations, mergers, and acquisitions since 1956, we now own, through our wholly-owned Delaware subsidiary, First Financial Bankshares of Delaware, Inc., nine banks organized and located in Texas. These nine banks are First National Bank of Abilene, Abilene, Texas; Hereford State Bank, Hereford, Texas; First National Bank, Sweetwater, Texas; Eastland National Bank, Eastland, Texas; The First National Bank in Cleburne, Cleburne, Texas; Stephenville Bank and Trust Co., Stephenville, Texas; San Angelo National Bank, San Angelo, Texas; Weatherford National Bank, Weatherford, Texas; and Texas National Bank, Southlake, Texas.

     Our service centers are located primarily in North Central and West Texas. Considering the branches and locations of all our subsidiary banks, as of December 31, 1999, we had 25 financial centers across Texas, with seven locations in Abilene, two locations in Cleburne, two locations in Stephenville, two locations in San Angelo, three locations in Weatherford, and one location each in Hereford, Sweetwater, Eastland, Southlake, Aledo, Alvarado, Burleson, Trophy Club, and Roby.

First Financial Bankshares, Inc.
--------------------------------

     We provide management and technical resources and policy direction to our subsidiary banks, which enables them to improve or expand their banking services while continuing their local activity and identity. Each of our subsidiary banks operates under the day-to-day management of its own board of directors and officers, with substantial authority in making decisions concerning their own investments, loan policies, interest rates, and service charges. We provide resources and policy direction in, among other things, the following areas:

     o        asset and liability management;

     o        accounting, budgeting, planning and insurance;

     o        capitalization; and

     o        regulatory compliance.

     In particular, we assist our subsidiary banks with, among other things, decisions concerning major capital expenditures, employee fringe benefits, including pension plans and group insurance, dividend policies, and appointment of officers and directors and their compensation. We also perform, through corporate staff groups or by outsourcing to third parties, internal audits and loan reviews of our subsidiary banks. Through First National Bank of Abilene, we provide advice and specialized services for our banks related to lending, investing, purchasing, advertising, public relations, and computer services.

Services Offered by Our Subsidiary Banks
----------------------------------------

     Each of our subsidiary banks is a separate entity that operates under the day-to-day management of its own board of directors and officers. Each of our subsidiary banks provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, transmitting funds, and performing other customary commercial banking services. Our subsidiary banks also administer pension plans, profit sharing plans and other employee benefit plans, act as stock transfer agents or stock registrars for corporations, and provide paying agent services. First National Bank of Abilene, First National Bank, Sweetwater, Stephenville Bank and Trust Co. and San Angelo National Bank have active trust departments. The trust departments offer a complete range of services to individuals, associations, and corporations. These services include administering estates, testamentary trusts, various types of living trusts, and agency accounts. In addition, First National Bank of Abilene, First National Bank in Cleburne, and San Angelo National Bank provide securities brokerage services through arrangements with various third parties.

Competition
-----------

     Commercial banking in Texas is highly competitive, and because we hold less than 1% of deposits, we represent only a minor segment of the industry. To succeed in this industry, our management believes that our banks must have the capability to compete in the areas of (1) interest rates paid or charged; (2) scope of services offered; and (3) prices charged for such services. Our subsidiary banks compete in their respective service areas against highly competitive banks, savings and loan associations, small loan companies, credit unions, and brokerage firms, all of which are engaged in providing financial products and services and some of which are larger than our subsidiary banks in terms of capital, resources and personnel.

     Our business does not depend on any single customer or any few customers, the loss of any one of which would have a materially adverse effect upon our business. Our customers include our officers and directors, as well as other entities with which we are affiliated. With our subsidiary banks we may make loans to officers and directors, and entities with which we are affiliated, in the ordinary course of business. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans to directors, officers and their affiliates are also subject to certain restrictions under federal and state banking laws.

Employees
---------

     With  our  subsidiary  banks  we  employed   approximately   720  full-time
equivalent employees at March 1, 2000. Our management believes that our employee relations have been and will continue to be good.

Supervision and Regulation
--------------------------

     Both federal and state laws extensively regulate bank holding companies and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation, or FDIC, although shareholders are also benefited. The following information describes particular laws and regulatory provisions relating to bank holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on our business and the business of our subsidiary banks.

     Bank Holding Companies

     Because we are a bank holding company, we are subject to regulation under the BHCA and its examination and reporting requirements. The BHCA provides that bank holding companies may not:

     (1) engage in any activities other than banking, managing and controlling banks, furnishing services to a bank that it owns and controls, or engaging in certain activities closely related to banking. Examples of activities that the Federal Reserve Board has determined to be closely related to banking, or to managing or controlling banks, include:

     o        the making or acquiring of loans or other extensions of credit;

     o        servicing of loans;

     o        performing certain trust functions;

     o        acting or serving as an investment or financial advisor;

     o providing certain securities brokerage services as agent for customers; and

     o providing bookkeeping and data processing services for a bank holding company and its subsidiaries; or

     (2) (subject to certain limited exceptions) directly or indirectly acquire the ownership or control of more than five percent of any class of voting shares or assets of any company, including a bank, without the prior written approval of the Federal Reserve Board.

     The BHCA provides that the Federal Reserve Board cannot approve any acquisition, merger or consolidation that may

     o        substantially lessen competition in the banking industry,

     o        create a monopoly in any section of the country, or

     o        be a restraint of trade.

However, the Federal Reserve Board may approve such a transaction if the convenience and needs of the community clearly outweigh any anti-competitive effects. Specifically, the Federal Reserve Board would consider, among other factors, the expected benefits to the public (greater convenience, increased competition, greater efficiency, etc.) against the risks of possible adverse effects (undue concentration of resources, decreased or unfair competition, conflicts of interest, unsound banking practices, etc.). Also, see "--Supervision and Regulation--Capital" for discussion of capital requirements of bank holding companies and "--Our Support of Our Subsidiary Banks" for discussion of support requirements of bank holding companies.

     Banks

     Federal and state laws and regulations that govern banks have the effect of, among other things, regulating the scope of business, investments, cash reserves, the purpose and nature of loans, the maximum interest rate chargeable on loans, the amount of dividends declared, and required capitalization ratios.

     National Banking Associations. Banks that are organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency, or OCC. The OCC supervises, regulates and regularly examines the First National Bank of Abilene, First National Bank, Sweetwater, The First National Bank in Cleburne, Eastland National Bank, San Angelo National Bank, Weatherford National Bank and Texas National Bank. The OCC's supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act

     o requires each national banking association to maintain reserves against deposits,

     o restricts the nature and amount of loans that may be made and the interest that may be charged, and

     o        restricts investments and other activities.

     State Banks. Banks that are organized as state banks under Texas law are subject to regulation and examination by the Banking Commissioner of the State of Texas. The Commissioner regulates and supervises, and the Texas Banking Department regularly examines, Hereford State Bank and Stephenville Bank and Trust Co. The Commissioner's supervision and regulation of banks is primarily designed to protect the interests of depositors. Texas law

     o        requires each state bank to maintain reserves against deposits,

     o restricts the nature and amount of loans that may be made and the interest that may be charged, and

     o        restricts investments and other activities.

     See "--Supervision and Regulation--Payment of Dividends" for discussion of restrictions on a bank's ability to pay dividends and "--Supervision and Regulation--Capital" for a discussion of capital requirements of our subsidiary banks.

     Deposit Insurance

     Each of our subsidiary banks is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions and that generally does not exceed $100,000 per depositor. Our subsidiary banks must pay assessments to the FDIC under a risk-based assessment system for federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U.S. Treasury, the Federal Financing Bank and the Bank Insurance Fund member banks. As of December 31, 1999, the assessment rate for each of our subsidiary banks is at the lowest level risk-based premium available.

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, or FIRREA, an FDIC-insured depository institution can be held liable for any losses incurred by the FDIC in connection with (1) the "default" of one of its FDIC-insured subsidiaries or (2) any assistance provided by the FDIC to one of its FDIC-insured subsidiaries "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

     The Federal  Deposit  Insurance  Act, or FDIA requires that the FDIC review
(1) any merger or consolidation by or with an insured bank, or (2) any establishment of branches by an insured bank. The FDIC is also empowered to regulate interest rates paid by insured banks. Approval of the FDIC is also required before an insured bank retires any part of its common or preferred stock, or any capital notes or debentures. Insured banks that are also members of the Federal Reserve System, however, are regulated with respect to the foregoing matters by the Federal Reserve System.

     Payment of Dividends

     We are a legal entity separate and distinct from our banking and other subsidiaries. We receive most of our revenue from dividends paid to us by our Delaware holding company subsidiary. Similarly, the Delaware holding company subsidiary receives dividends from our bank subsidiaries. Described below are some of the laws and regulations that apply when either we or our subsidiary banks pay dividends.

     Each state bank that is a member of the Federal Reserve System and each national banking association is required by federal law to obtain the prior approval of the Federal Reserve Board and the OCC, respectively, to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank's net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

     Our subsidiary banks paid aggregate dividends of approximately $20.6 million in 1999 and approximately $15.5 million in 1998. Under the dividend restrictions discussed above, as of December 31, 1999, our subsidiary banks, without obtaining governmental approvals, could have declared in the aggregate additional dividends of approximately $18.6 million from retained net profits.

     To pay dividends, we and our subsidiary banks must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve Board and the OCC have each indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     Affiliate Transactions

     The Federal Reserve Act and the FDIA restrict the extent to which we can borrow or otherwise obtain credit from, or engage in certain other transactions with, our depository subsidiaries. These laws regulate "covered transactions" between insured depository institutions and their subsidiaries, on the one hand, and their nondepository affiliates, on the other hand. "Covered transactions" include a loan or extension of credit to a nondepository affiliate, a purchase of securities issued by such an affiliate, a purchase of assets from such an affiliate (unless otherwise exempted by the Federal Reserve Board), an acceptance of securities issued by such an affiliate as collateral for a loan, and an issuance of a guarantee, acceptance, or letter of credit for the benefit of such an affiliate. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of "covered transactions" cannot exceed ten percent of the capital stock and the surplus of the insured depository institution; and (2) in the case of all affiliates, the aggregate amount of "covered transactions" cannot exceed twenty percent of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute "covered transactions" must be collateralized in prescribed amounts. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Capital

     Bank Holding Companies. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The ratio of total capital to risk weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) must be a minimum of eight percent. At least half of the total capital is to be composed of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill, which is collectively referred to as Tier 1 Capital. The remainder of total capital may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Bank holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to it. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill, core deposit intangibles and purchased mortgage servicing rights). As of December 31, 1999, the capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 17.19%; (2) Total Capital to Risk-Weighted Assets Ratio, 18.13%; and (3) Tier 1 Capital Leverage Ratio, 9.62%.

     Banks. The Federal Deposit Insurance  Corporation  Improvement Act of 1991,
or FDICIA established five capital tiers with respect to depository institutions: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a "well-capitalized" institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be "adequately capitalized," it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be "undercapitalized," it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be "significantly undercapitalized," it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be "critically undercapitalized," it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take "prompt corrective action" against depository institutions that do not meet minimum capital requirements. Under current regulations, we were "well capitalized" as of December 31, 1999.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized." An "undercapitalized" institution must develop a capital restoration plan and its parent holding company must guarantee that institution's compliance with such plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the institution's assets at the time it became "undercapitalized" or the amount needed to bring the institution into compliance with all capital standards. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. If a depository institution fails to submit an acceptable capital restoration plan, it shall be treated as if it is significantly undercapitalized. "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. Finally, FDICIA requires the various regulatory agencies to set forth certain standards that do not relate to capital. Such standards relate to the safety and soundness of operations and management and to asset quality and executive compensation, and permit regulatory action against a financial institution that does not meet such standards.

     If an insured bank fails to meet its capital guidelines, it may be subject to a variety of other enforcement remedies, including a prohibition on the taking of brokered deposits and the termination of deposit insurance by the FDIC. Bank regulators continue to indicate their desire to raise capital requirements beyond their current levels.

     In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Texas Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank's business, its total revenue, and the bank's total assets. As of December 31, 1999, all of our Texas-chartered banks exceeded the minimum ratios applied to them.

     Our Support of Our Subsidiary Banks

     Under Federal Reserve Board policy, we are expected to commit resources to support each of our subsidiary banks. This support may be required at times when, absent such Federal Reserve Board policy, we would not otherwise be required to provide it. In addition, any loans we make to our subsidiary banks would be subordinate in right of payment to deposits and to other indebtedness of our banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and be subject to a priority of payment.

     Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require the bank's shareholders to pay the deficiency on a pro-rata basis. If any shareholder refuses to pay the pro-rata assessment after three months notice, then the bank's board of directors must sell an appropriate amount of the shareholder's stock at a public auction to make up the deficiency. To the extent necessary, if a deficiency in capital still exist and the bank refuses to go into liquidation, then a receiver may be appointed to wind up the bank's affairs.

     Interstate Banking and Branching Act

     Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or Riegle-Neal Act, a bank holding company is able to acquire banks in states other than its home state. Prior to September 29, 1995, federal law provided that the Federal Reserve Board could only approve interstate acquisitions by bank holding companies that were specifically authorized by the laws of the state in which the bank whose shares were to be acquired was located.

     The Riegle-Neal Act also authorized banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under this act, each state had the opportunity to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, pursuant to this act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit it to do so. Although Texas had adopted legislation to "opt out" of the interstate branching provisions, recent judicial decisions and Texas legislation have superseded this "opt-out" legislation. Accordingly, both the OCC and the Texas Banking Department are presently accepting applications for interstate merger and branching transactions.

     Community Reinvestment Act of 1977

     The Community Reinvestment Act of 1977, or CRA subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. Our subsidiary banks have taken significant actions to comply with the CRA, and each has received at least a "satisfactory" commendation in its most recent review by federal regulators with respect to its compliance with the CRA. Both the United States Congress and the banking regulatory authorities have proposed substantial changes to the CRA and fair lending laws, rules and regulations, and there can be no certainty as to the effect, if any, that any such changes would have on our subsidiary banks.

     Gramm-Leach-Bliley Act

     The Gramm-Leach-Bliley Act, which mostly takes effect on March 12, 2000, dismantles many Depression-era restrictions against affiliation between banking, securities and insurance firms. The act eliminates many of these barriers by providing for a new "financial holding company" that can engage through a bank subsidiary or other non-bank affiliates in a virtually unlimited range of financial activities, so long as certain prudential safeguards are observed. Thus, with the enactment of the Gramm-Leach-Bliley Act, banks, securities firms and insurance companies will find it easier to acquire or affiliate with each other and cross-sell financial products.

     Our management believes that the Gramm-Leach-Bliley Act will increase competition in the market for financial services and products. Insurance companies and securities firms, which before the passage of the act were limited in their ability to acquire deposit-taking institutions, will find it easier to acquire or charter banks. Conversely, banks, which before the passage of the act were limited in their ability to underwrite securities and insurance products, will find it easier to engage in those activities. The act also requires additional safeguards for maintaining confidentiality of consumer financial information. We will continue to analyze the effect of the act on our operations and our competition after it takes effect.

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

     Pending and Proposed Legislation

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or bills being enacted and the impact they might have on us and our subsidiary banks cannot be determined at this time.

Statistical Disclosure
----------------------

     The following tables provide information required by the Exchange Act Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" that has not been included in "PART II, Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Composition of Loans (in thousands):


                                                                             December 31,
                                                   ----------------------------------------------------------------
                                                      1999          1998         1997         1996         1995
                                                   -----------  -----------  -----------  -----------   -----------

         Commercial, financial and agricultural..  $   297,966  $   278,647  $   286,630  $   240,271   $   219,792
         Real estate - construction..............       43,039       36,721       34,100       22,887        20,206
         Real estate - mortgage..................      208,895      198,447      177,658      152,350       131,801
         Consumer................................      247,375      265,729      245,068      189,307       164,231
                                                   -----------  -----------  -----------  -----------   -----------
                                                   $   797,275  $   779,544  $   743,456  $   604,815   $   536,030
                                                   ===========  ===========  ===========  ===========   ===========


     Loan Concentrations

     Other than the classifications shown above, we had no loans outstanding at December 31, 1999 that represented more than 10% of total loans.

     Maturity Distribution and Interest Sensitivity of Loans at December 31, 1999 (in thousands):

     The following tables summarize maturity and yield information for the commercial, financial, and agricultural and real estate construction portion of the loan portfolio as of December 31, 1999:


                                                                   After One
                                                                     Year
                                                 One Year           Through        After Five
                                                  or less         Five years          Years            Total
                                                -----------     ------------       -----------      -----------
     Commercial, financial, and agricultural... $   174,545     $     85,571       $    37,850      $   297,966
     Real estate-- construction................      34,407            8,632                --           43,039
                                                -----------     ------------       -----------      -----------
                                                $   208,952     $     94,203       $    37,850      $   341,005
                                                ===========     ============       ===========      ===========


                                                                  Maturities
                                                                After One Year
                                                                 -----------
     Loans with fixed interest rates..........................  $     71,202
     Loans with floating or adjustable interest rates.........        60,851
                                                                 -----------

                                                                $    132,053
                                                                 ===========
     Potential Problem Loans

     Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans that are deemed to be potential problems. Potential problem loans are those loans that are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $390 thousand as of December 31, 1999.

     Composition of Investment Securities (in thousands):


                                                          December 31, 1999      December 31, 1998         December 31, 1997
                                                       ----------------------   ---------------------   ----------------------
                                                       Amortized   Est. Fair    Amortized  Est. Fair    Amortized    Est. Fair
                                                          Cost        Value       Cost        Value       Cost         Value
                                                       ---------  -----------   --------  -----------   --------   -----------
Held-to-maturity at amortized cost
----------------------------------
U.S. Treasury obligations and obligations of
   U.S. government corporations and agencies           $ 283,736  $   277,681   $293,400  $   297,080   $330,674   $   332,389
Obligations of states and political subdivisions          86,908       85,779     66,764       67,731     34,456        34,796
Mortgage-backed securities                                46,083       45,393     44,634       44,894     59,809        59,995
Other securities                                           5,636        5,554      9,505        9,547     10,958        11,189
                                                       ---------  -----------   --------  -----------   --------   -----------
         Total                                         $ 422,363  $   414,407   $414,303  $   419,252   $435,897   $   438,369
                                                       =========  ===========   ========  ===========   ========   ===========

Available-for-sale
U.S. Treasury obligations and obligations of
   U.S. government corporations and agencies           $ 105,290  $   102,792   $104,256  $   105,368   $141,531   $   141,784
Obligations of states and political subdivisions          50,408       48,200     33,255       33,863      8,168         8,408
Mortgage-backed securities                                41,940       41,158     42,579       42,795     27,036        27,164
Other securities                                          42,513       41,705     29,143       29,562      2,767         2,766
                                                       ---------  -----------   --------  -----------   --------   -----------
         Total                                         $ 240,151  $   233,855   $209,233  $   211,588   $179,502   $   180,122
                                                       =========  ===========   ========  ===========   ========   ===========



   Analysis of the Allowance for Loan Losses (in thousands, except percentages):


                                                   1999         1998           1997          1996         1995
                                                ----------   ----------    ----------    ----------    ---------
Balance at January 1,........................   $    8,988   $   10,632    $    9,797    $    9,650    $   9,769
Allowance established from
   purchase acquisition......................           --           --         1,444           800           83
                                                ----------   ----------    ----------    ----------    ---------
                                                     8,988       10,632        11,241        10,450        9,852

Charge-offs:
   Commercial, financial and agricultural....        1,038        1,267           836         1,214          442
   Consumer..................................        2,747        2,786         2,127         1,476          730
   All other.................................           36          106           164            74           20
                                                ----------   ----------    ----------    ----------    ---------
Total loans charged off......................        3,821        4,159         3,127         2,764        1,192

Recoveries:
   Commercial, financial and agricultural....          632          532           726           389          393
   Consumer..................................          936          811           643           380          325
   All other.................................          172           32            35           142          103
                                                ----------   ----------    ----------    ----------    ---------
Total recoveries.............................        1,740        1,375         1,404           911          821
                                                ----------   ----------    ----------    ----------    ---------

Net charge-offs..............................        2,081        2,784         1,723         1,853          371
Provision for loan losses....................        2,031        1,140         1,114         1,200          169
                                                ----------   ----------    ----------    ----------    ---------
Balance at December 31,......................   $    8,938   $    8,988    $   10,632    $    9,797    $   9,650
                                                ==========   ==========    ==========    ==========    =========

Loans at year-end............................   $  797,275   $  779,544    $  743,456    $  604,815    $ 536,030
Average loans................................      779,283      770,183       657,325       575,658      493,831

Net charge-offs/average loans................         0.27%        0.36%         0.26%         0.32%        0.08%
Average for loan losses/year-end loans.......         1.12         1.15          1.43          1.62         1.80
Allowance for loan losses/nonperforming
   loans.....................................       615.56       322.84        255.58        288.57       451.36


     Allocation of Allowance for Loan Losses (in thousands):


                                                1999           1998           1997          1996          1995
                                             ---------       ---------     ---------     ---------      --------
                                             Allocation     Allocation     Allocation    Allocation    Allocation
                                               Amount         Amount         Amount        Amount        Amount
                                             ---------       ---------     ---------     ---------      --------
Commercial, financial and agricultural.....  $   3,340       $   3,212     $   4,099     $   3,892      $  3,957
Real estate - construction.................        483             423           488           370           364
Real estate - mortgage.....................      2,342           2,288         2,541         2,468         2,373
Consumer...................................      2,773           3,064         3,504         3,067         2,956
                                             ---------       ---------     ---------     ---------      --------
     Total.................................  $   8,938       $   8,988     $  10,632     $   9,797      $  9,650
                                             =========       =========     =========     =========      ========


     Percent of Total Loans:


                                                   1999         1998          1997           1996         1995
                                                ---------     ---------     ---------     ---------      --------
Commercial, financial and agricultural....         37.37%       35.74%         38.55%        39.73%       41.00%
Real estate - construction................          5.40         4.71           4.59          3.78         3.77
Real estate - mortgage....................         26.20        25.46          23.90         25.19        24.59
Consumer..................................         31.03        34.09          32.96         31.30        30.64


Available Information
---------------------

     We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission's web site at http://www.sec.gov. No information from this web page is incorporated by reference herein.

ITEM 2.       PROPERTIES

     Our principal office is located in the First National Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease approximately 2,300 square feet from First National Bank of Abilene, which owns the building, pursuant to a lease agreement that expires December 31, 2004. Our subsidiary banks collectively own 25 banking facilities, some of which are detached drive-ins, and lease four banking facilities. During 1999, we:

     o        made permanent improvements to an existing banking facility,

     o constructed a new banking facility to replace a smaller, leased one,

     o sold an existing banking facility that was located near a facility acquired by us in 1998,

     o sold a banking facility acquired in 1998 that was located near an existing banking facility, and

     o        leased a new banking facility as a grocery store branch.

     These facility projects were funded with cash from operations and will not be material to our future consolidated results of operations. Our management considers all of our existing locations to be quality facilities and well-suited for conducting the business of banking. We believe that our existing facilities are adequate to meet our and our subsidiary banks' requirements for the foreseeable future.

ITEM 3.       LEGAL PROCEEDINGS

     With our subsidiary banks we are parties to a number of lawsuits arising in the ordinary course of its banking business. However, there are no material pending legal proceedings to which we, our subsidiary banks or our other direct and indirect subsidiaries, or any of their properties, are subject. Other than regular, routine examinations by state and federal banking authorities, there are no proceedings pending or known to be contemplated by any governmental authorities.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     Our common stock, par value $10.00 per share, is traded on the The Nasdaq Stock Market under the trading symbol FFIN. See "Item 8--Financial Statements and Supplementary Data--Quarterly Financial Data" for the high, low and closing sales prices as reported by the Nasdaq National Market for our common stock for the periods indicated. As of March 17, 2000, we had 1,706 shareholders of record.

     See "Item 8--Financial Statements and Supplementary Data--Quarterly Financial Data" for the frequency and amount of cash dividends paid by us. Also, see "PART I--Item 1--Business--Regulation and Supervision" for restrictions on our present or future ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below as of December 31, 1999, 1998, 1997, 1996 and 1995, and for the five years ended December 31, 1999, have been derived from the audited consolidated financial statements. The selected financial data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. The amounts related to shares of our common stock have been adjusted to give effect to all stock dividends and stock splits.


                                                                           Year Ended December 31,
                                             ------------------------------------------------------------------------------------
                                                1999                    1998           1997            1996              1995
                                             -----------             ----------     ----------     -----------        -----------
                                                            (in thousands, except per share data)
Summary Income Statement Information:
   Interest income                           $   110,013             $  111,868     $  101,474     $    89,164        $    79,165
   Interest expense                               43,338                 46,292         41,735          35,699             31,252
                                             -----------             ----------     ----------     -----------        -----------
   Net interest income                            66,675                 65,576         59,739          53,465             47,913
   Provision for loan losses                       2,031                  1,140          1,114           1,200                168
   Noninterest income                             24,484                 22,351         19,486          16,491             15,686
   Noninterest expense                            51,934                 52,422         46,522          39,829             36,460
                                             -----------             ----------     ----------     -----------        -----------
   Earnings before income taxes                   37,194                 34,365         31,589          28,927             26,971
   Provision for income taxes                     11,504                 11,111         10,563           9,884              9,106
                                             -----------             ----------     ----------     -----------        -----------
   Net earnings (1)                          $    25,690             $   23,254     $   21,026     $    19,043        $    17,865
                                             ===========             ==========     ==========     ===========        ===========

Per Share Data:
   Net earnings per share                    $      2.58             $     2.34     $     2.12     $      1.98        $     1.87
   Net earnings per share,assuming dilution         2.57                   2.33           2.11            1.97              1.84
   Cash dividends declared                         1.125                   1.00           0.88            0.79              0.71
   Book value at period-end                        17.91                  17.03          15.56           14.20             13.06

Earnings performance ratios:
   Return on average assets                         1.53%                  1.44%          1.46%           1.51%             1.46%
   Return on average equity                        14.84                  14.51          14.37           14.72             13.91

Summary Balance Sheet Data (Period-end):
   Investment securities                     $   656,218             $  625,891     $  616,018     $   541,451        $  508,769
   Loans                                         797,275                779,544        743,456         604,815           536,030
   Total assets                                1,723,369              1,686,647      1,657,044       1,332,645         1,190,769
   Deposits                                    1,524,704              1,504,856      1,488,709       1,185,440         1,055,961
   Total liabilities                           1,544,706              1,517,198      1,502,583       1,196,236         1,066,392
   Total shareholders' equity                    178,663                169,449        154,461         136,409           124,377

Asset quality ratios:
   Allowance for loan losses/period-end loans       1.12%                  1.15%          1.43%           1.62%             1.80%
   Nonperforming assets/period-end
     loans plus foreclosed assets                   0.26                   0.41           0.68            0.69              0.53
   Net charge offs/average loans                    0.27                   0.36           0.26            0.32              0.08

Capital ratios:
   Leverage ratio (2)                               9.62%                  9.02%          8.28%          10.27%            10.65%
   Tier 1 risk-based capital (3)                   17.19                  16.03          14.76           18.73             19.20
   Total risk-based capital (4)                    18.13                  17.01          15.95           19.95             20.42
   Dividend payout ratio                           43.64                  41.66          41.24           40.32             35.63

--------------------------------
(1) Net earnings for the year ended December 31, 1995, includes $1.3 million, or
    $0.14 per share,  in nonrecurring  gains from sale of assets.
(2) Calculated by dividing,  at  period-end,  shareholders'  equity  (before
    unrealized  loss  on securities available for sale) less   intangible assets
    by fourth quarter average assets less intangible assets.
(3) Calculated  by  dividing,  at  period-end,   shareholders'  equity  (before
    unrealized loss on securities available for sale) less intangible assets by risk-adjusted assets.
(4) Calculated  by  dividing,  at  period-end,   shareholders'  equity  (before
    unrealized loss on securities  available for sale) less  intangible  assets plus  allowance  for loan  losses to the extent  allowed  under  regulatory guidelines by risk-adjusted assets.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Management's discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 1999 and 1998, and statements of earnings for the years 1997 through 1999 should be reviewed in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K. All amounts and prices related to our common stock have been adjusted to give effect to all stock splits and stock dividends.

Results of Operations

     Performance Summary. Net earnings for 1999 were $25.7 million, an increase of $2.4 million, or 10.3%, over net earnings for 1998 of $23.3 million. Net earnings for 1997 were $21.0 million. The increase in net earnings for 1999 was primarily attributable to an increase in net interest income resulting primarily from the growth in average earning assets and an increase in noninterest income resulting primarily from an increase in service fees on deposit accounts. The increase in net earnings for 1998 was primarily attributable to an increase in net interest income resulting primarily from the growth in average earning assets and an increase in noninterest income resulting primarily from increases in service fees on deposit accounts and trust fees.

     On a per share basis, net earnings were $2.58 for 1999 as compared to $2.34 for 1998 and $2.12 for 1997. When calculated on a cash basis which excludes the after tax effect of goodwill amortization, our earnings per share amounted to $2.70 for 1999, $2.46 for 1998, and $2.19 for 1997. Return on average assets was 1.53% for 1999 as compared to 1.44% for 1998 and 1.46% for 1997. Return on average equity was 14.84% for 1999 as compared to 14.51% for 1998 and 14.37% for 1997.

     Net Interest Income. Net interest income is the difference between interest income on earning assets and the interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and securities. Our liabilities to fund those assets consist primarily of interest-bearing deposits. Net interest income was $69.0 million in 1999 as compared to $67.0 million in 1998 and $60.5 million in 1997. These increases were primarily due to growth in the volume of earning assets. Average earning assets were $1.519 billion in 1999, as compared to $1.470 billion in 1998, which was $162.0 million, or 12.4%, higher than 1997. The 1999 increase is attributable to higher average investment securities, primarily tax-exempt securities which increased $49.0 million. The 1998 increase is due primarily to an acquisition which accounted for approximately $112.0 million of such increase. Table 1 allocates the increases in tax-equivalent net interest income for 1999 and 1998 between the amount of increase attributable to volume and rate.

     Table 1 -- Changes in Interest Income and Interest Expense (in thousands):


                                             1999 Compared to 1998                   1998 Compared to 1997
                                      -----------------------------------    -----------------------------------
                                      Change Attributable to       Total     Change Attributable to       Total
                                      ----------------------                 ----------------------
                                        Volume        Rate        Change       Volume        Rate        Change
                                      ---------    ---------    ---------    ---------    ---------     --------
Short-term investments............... $     274    $    (341)   $     (67)   $     822    $     (98)    $    724
Taxable investment securities........      (429)        (932)      (1,361)         238         (203)          35
Tax-exempt investment securities (1).     2,773         (157)       2,616        1,962           56        2,018
Loans (1)............................       838       (2,992)      (2,154)      10,756       (2,438)       8,318
                                      ---------    ---------    ---------    ---------    ---------     --------
   Interest income...................     3,456       (4,422)        (966)      13,778       (2,683)      11,095
                                      ---------    ---------    ---------    ---------    ---------     --------

Interest-bearing deposits............     1,338       (4,352)      (3,014)       4,967         (447)       4,520
Short-term borrowings................       154          (95)          59           41           (1)          40
Long-term debt.......................         -            -            -           (3)          --           (3)
                                      ---------    ---------    ---------    ---------    ---------     --------
   Interest expense..................     1,492       (4,447)      (2,955)       5,005         (448)       4,557
                                      ---------    ---------    ---------    ---------    ---------     --------
   Net interest income............... $   1,964    $      25    $   1,989    $   8,773    $  (2,235)    $  6,538
                                      =========    =========    =========    =========    =========     ========

(1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.


     The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, amounted to 4.54% in 1999 which was down slightly from 4.56% reported in 1998. In 1997, the net interest margin amounted to 4.62%. Our rates on earning assets and interest-bearing liabilities are influenced by national market trends and competitive pressures in local markets. As market rates moved up during 1999, our spread between rates earned on earning assets and the rates paid on interest-bearing liabilities improved which allowed the net interest margin to recover some of the decline experienced during 1998. In 1998, when national market interest rates declined, our yield on earning assets decreased more than the rate on interest-bearing liabilities, which resulted in a lower net interest margin as compared to 1997.

     Table 2 -- Average Balances and Average Yields and Rates (in thousands, except percentages):

                                        1999                       1998                       1997
                            --------------------------  --------------------------  --------------------------
                              Average    Income/ Yield/   Average    Income/  Yield/  Average  Income/   Yield/
                              Balance    Expense  Rate    Balance    Expense  Rate    Balance  Expense    Rate
                            ----------  --------  ----  ----------   -------  ----  ---------- --------   ----
Assets
   Short-term investments   $   90,383  $  4,476  4.95% $   85,247   $ 4,543  5.33% $   70,136 $  3,819   5.45%
   Taxable investment
      securities               540,402    32,022  5.93     547,438    33,383  6.10     543,561   33,348   6.14
   Tax-exempt
    investment securities(1)   109,079     7,042  6.46      67,068     4,426  6.60      36,954    2,408   6.52
   Loans (1)(2)                779,283    68,809  8.83     770,183    70,963  9.21     657,325   62,645   9.53
                            ----------  --------        ----------   -------        ---------- --------
     Total earning assets    1,519,147   112,349  7.40   1,469,936   113,315  7.71   1,307,976  102,220   7.82
   Cash and due from banks      80,689                      72,608                      69,185
   Bank premises and
     equipment                  41,285                      43,524                      41,264
   Other assets                 27,478                      21,720                      21,564
   Goodwill, net                21,056                      22,466                      10,315
   Allowance for loan losses    (9,016)                     (9,912)                    (10,211)
                            ----------                  ----------                  ----------
     Total assets           $1,680,639                  $1,620,342                  $1,440,093
                            ==========                  ==========                  ==========
Liabilities and
   Shareholders' Equity
   Interest-bearing
     deposits               $1,171,892  $ 43,120  3.68% $1,138,858   $46,134  4.05% $1,017,412 $ 41,614   4.09%
   Short-term borrowings         4,607       217  4.71       2,338       158  6.76       1,742      118   6.77
   Long-term debt                   --        --                --        --                33        3   8.58
                            ----------  --------        ----------   -------        ---------- --------
     Total interest-
     bearing liabilities     1,176,499    43,337  3.68   1,141,196    46,292  4.06   1,019,187   41,735   4.09
                                        --------                     -------                   --------
   Noninterest-bearing
     deposits                  318,399                     306,743                     262,554
   Other liabilities            12,599                      12,108                      12,028
                            ----------                  ----------                  ----------
     Total liabilities       1,507,497                   1,460,047                   1,293,769
Shareholders' equity           173,142                     160,295                     146,324
                            ----------                  ----------                  ----------
   Total liabilities and
   Shareholders' equity     $1,680,639                  $1,620,342                  $1,440,093
                            ==========                  ==========                  ==========
Net interest income                     $ 69,012                     $67,023                   $ 60,485
                                        ========                     =======                   ========
Rate Analysis:
   Interest income/earning assets                 7.40%                       7.71%                       7.82%
   Interest expense/earning assets                2.85                        3.15                        3.20
                                                  ----                        ----                        ----
     Net yield on earning assets                  4.54%                       4.56%                       4.62%
                                                  ====                        ====                        ====

(1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)  Nonaccrual loans are included in loans.



     Noninterest Income. Noninterest income for 1999 was $24.5 million, an increase of $2.1 million, or 9.5%, as compared to 1998. This increase was primarily a result of (i) an increase in trust fees of $349 thousand due primarily to growth in trust assets; (ii) an increase in service fees on deposit accounts of $1.5 million which reflects growth in the number of accounts and the volume of transactions processed; and (iii) an increase in ATM fees of $207 thousand which resulted from an increase in the number of cardholders and the volume of transactions processed.

     Noninterest income for 1998 was $22.4 million, an increase of $2.9 million, or 14.7%, as compared to 1997. This increase was primarily a result of (i) an increase in trust fees of $761 thousand due primarily to an acquisition which earned $600 thousand in gross fees during 1998; (ii) an increase in service fees on deposit accounts of $1.2 million, which reflects growth in the number of accounts and the volume of transactions processed; and (iii) an increase in real estate mortgage fees of $555 thousand, or 69.1%, which resulted from a significant increase in the volume of loan originations and loan refinancings processed and placed in the secondary market. Table 3 provides comparisons for other categories of noninterest income.

     Table 3 -- Noninterest Income (in thousands):

                                                           Increase                       Increase
                                              1999        (Decrease)        1998         (Decrease)         1997
                                          -----------     -----------    -----------    -----------     -----------
Trust fees..............................  $     5,098     $       349    $     4,749    $       761     $     3,988
Service fees on deposit accounts........       13,322           1,484         11,838          1,187          10,651
Real estate mortgage fees...............        1,291             (67)         1,358            555             803
Net securities gains (losses)...........           --             (42)            42             42              --
Other:
   ATM fees.............................        1,241             207          1,034            295             739
   Mastercard fees......................          809             (63)           872              3             869
   Miscellaneous income.................          997             167            830            (45)            875
   Safe deposit rental fees.............          392               1            391             40             351
   Exchange fees........................          256            (125)           381             29             352
   Credit life fees.....................          284              34            250            (95)            345
   (Loss) Gain on sale of repossessed
      assets............................          (15)           (250)           235            196              39
   Brokerage commissions................          254              41            213            (50)            263
   Gain on sale of premises and
     equipment..........................          258             248             10              4               6
   Interest on loan recoveries..........          297             149            148            (57)            205
                                          -----------     -----------    -----------    -----------     -----------
     Total other........................        4,773             409          4,364            320           4,044
                                          -----------     -----------    -----------    -----------     -----------
   Total Noninterest Income.............  $    24,484     $     2,133    $    22,351    $     2,865     $    19,486
                                          ===========     ===========    ===========    ===========     ===========


     Noninterest Expense. Total noninterest expense for 1999 was $51.9 million, a decrease of $489 thousand as compared to 1998. An important measure in determining whether a banking company effectively managed noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Our efficiency ratios were 55.55% for 1999, 58.65% for 1998, and 58.17% for 1997.

     Salaries and employee benefits totaled $26.9 million, an increase of only $266 thousand as compared to 1998. Net occupancy and equipment expense in aggregate for 1999 decreased by $339 thousand and resulted primarily from lower depreciation and utilities expense. On a combined basis, accounting and legal fees for 1999 decreased $174 thousand as compared to 1998 and resulted primarily from a reduction in merger and acquisition expenses. Other miscellaneous expense totaled $3.7 million for 1999, a decrease of $315 thousand as compared to 1998. Approximately $160 thousand of the decrease resulted from lower expenses related to preparation for Year 2000.

     Salaries and employee benefits for 1998 totaled $26.7 million, an increase of $2.9 million, or 12.2%, as compared to 1997. Approximately $1.3 million of this increase related to an acquisition. Net occupancy and equipment expense in the aggregate for 1998 increased by $800 thousand as compared to 1997. Approximately $300 thousand of this increase for 1998 related to facilities and equipment added through an acquisition. Goodwill amortization, a noncash expense, was $1.6 million for 1998, an increase of $907 thousand as compared to 1997, and also resulted primarily from an acquisition. Audit and accounting fees for 1998 increased by $277 thousand and resulted primarily from our outsourcing of internal audit during 1998 which was offset by a greater amount through decreases in other noninterest expenses, primarily salaries and travel.

     Table 4 -- Noninterest Expense (in thousands):

                                                           Increase                       Increase
                                              1999        (Decrease)        1998         (Decrease)         1997
                                          -----------     -----------    -----------    -----------     -----------
Salaries................................  $    20,885     $       153    $    20,732    $     2,189     $    18,543
Medical and other benefits..............        2,388              34          2,354            348           2,006
Profit sharing..........................        2,111              84          2,027            203           1,824
Payroll taxes...........................        1,561              (5)         1,566            167           1,399
                                          -----------     -----------    -----------    -----------     -----------
   Total salaries and employee
     benefits...........................       26,945             266         26,679          2,907          23,772

Net occupancy expense ..................        3,819            (366)         4,185            387           3,798
Equipment expense.......................        4,118              27          4,091            413           3,678
Goodwill amortization...................        1,641             (14)         1,655            907             748

Other:
   Data processing and operation fees...        1,175              26          1,149           (164)          1,313
   Postage..............................        1,103             (38)         1,141             51           1,090
   Printing, stationery and supplies....        1,178              76          1,102            (63)          1,165
   Advertising..........................        1,041             (52)         1,093             (5)          1,098
   Correspondent bank service charges...        1,243             151          1,092            104             988
   ATM expense..........................          960             137            823            110             713
   Credit card fees.....................          744              (9)           753             15             738
   Telephone............................          670             (51)           721             78             643
   Public relations and business
     development........................          602               6            596             57             539
   Directors' fees......................          461             (49)           510            (70)            580
   Audit and accounting fees............          622             (38)           660            277             383
   Legal fees...........................          361            (136)           497             97             400
   Other professional and service fees..          426             (36)           462             99             363
   Regulatory exam fees.................          385             (25)           410             47             363
   Franchise tax........................          357             (47)           404             40             364
   Software amortization................          386              (2)           388            141             247
   Other miscellaneous..................        3,696            (315)         4,011            472           3,539
                                          -----------     -----------    -----------    -----------     -----------
     Total other........................       15,410            (402)        15,812          1,286          14,526
                                          -----------     -----------    -----------    -----------     -----------
Total Noninterest Expense...............  $    51,933     $      (489)   $    52,422    $     5,900     $    46,522
                                          ===========     ===========    ===========    ===========     ===========


     Income Taxes. Income tax expense was $11.5 million for 1999 as compared to $11.1 million for 1998 and $10.6 million for 1997. Our effective tax rates on pretax income were 30.9%, 32.3% and 33.4%, respectively, for the years 1999, 1998 and 1997. The decreases for 1999 and 1998 were due to higher levels of nontaxable interest income resulting from increased volumes of tax-exempt securities.

Balance Sheet Review

     Loans. The loan portfolio is comprised of loans made to businesses, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in fixed rate mortgage loans. As of December 31, 1999, total loans were $797.3 million, an increase of $17.8 million as compared to December 31, 1998. Commercial loans and real estate loans as of December 31, 1999, increased $19.3 million and $16.7 million, respectively, as compared to December 31, 1998. Consumer loans as of December 31, 1999, were $247.3 million, a decrease of $18.3 million as compared to December 31, 1998. The decrease in consumer loans for 1999 resulted primarily from a $15.5 million reduction in the volume of indirect automobile loans. Loans averaged $779.3 million during 1999, an increase of $9.1 million over the prior year average.

     Table 5 -- Composition of Loans (in thousands, except percentages):

                                                                   December 31, 1999         December 31, 1998
                                                                ---------------------     ---------------------
                                                                  Amount    % of Total      Amount    % of Total
                                                                ----------   --------     ----------    -------
Commercial, financial and agricultural........................  $  297,966      37.37%    $  278,647      35.74%
Real estate - construction....................................      43,039       5.40         36,721       4.71
Real estate - mortgage........................................     208,895      26.20        198,447      25.46
Consumer......................................................     247,375      31.03        265,729      34.09
                                                                ----------   --------     ----------    -------
                                                                $  797,275     100.00%    $  779,544     100.00%
                                                                ==========   ========     ==========    =======


     Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by State and Federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which consist of nonperforming loans and foreclosed assets, were $2.1 million at December 31, 1999, as compared to $3.2 million at December 31, 1998. As a percent of loans and foreclosed assets, nonperforming assets were 0.26% at December 31, 1999, as compared to 0.41% at December 31, 1998. Management was not aware of any material classified credit not properly disclosed as nonperforming at December 31, 1999.

     Table 6 -- Nonperforming Assets (in thousands, except percentages):

                                                                      At December 31,
                                          -------------------------------------------------------------------------
                                              1999            1998           1997           1996           1995
                                          -----------     -----------    -----------    -----------     -----------
Nonaccrual loans........................  $     1,389     $     2,717    $     3,668    $     2,906     $     1,589
Loans past due 90 days or more..........           63              67            134            116             181
Restructured loans......................           --              --            358            373             368
                                          -----------     -----------    -----------    -----------     -----------
     Nonperforming loans................        1,452           2,784          4,160          3,395           2,138
Foreclosed assets.......................          637             385            936            806             708
                                          -----------     -----------    -----------    -----------     -----------
     Total nonperforming assets.........  $     2,089     $     3,169    $     5,096    $     4,201     $     2,846
                                          ===========     ===========    ===========    ===========     ===========
As a % of loans and
     foreclosed assets..................         0.26%           0.41%          0.68%          0.69%           0.53%


     Provision and Allowance for Loan Losses. The allowance for loan losses is the amount deemed by management as of a specific date to be adequate to provide for possible losses on loans that may become uncollectible. Management determines the allowance and the required provision expense by reviewing general loss experiences and the performances of specific credits. The provision for loan losses was $2.0 million for 1999 as compared to $1.1 million for 1998 and 1997. As a percent of average loans, net loan charge-offs were 0.27% during 1999 as compared to 0.36% during 1998. The lower net charge-off ratio for 1999 resulted primarily from a $428 thousand reduction in agricultural related net loan losses. The allowance for loan losses as a percent of loans was 1.12% as of December 31, 1999, as compared to 1.15% as of December 31, 1998. Management anticipates that the ratio of allowance for loan losses to loans will remain above 1% in future periods. A key indicator of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans, which consist of nonaccrual loans, loans past due 90 days, and restructured loans. As of December 31, 1999, the ratio was 615.56% as compared to 322.84% at December 31, 1998.

     Table 7 -- Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

                                                        1999         1998         1997         1996          1995
                                                     ---------    ---------     --------     --------     ---------

Balance at January 1,............................... $   8,988    $  10,632     $  9,797     $  9,650     $   9,769
Allowance established from purchase acquisition.....        --           --        1,444          800            83
                                                     ---------    ---------     --------     --------     ---------
                                                          8,988      10,632       11,241       10,450         9,852

Loans charged off...................................     3,821        4,159        3,127        2,764         1,192
Loans recovered.....................................     1,740        1,375        1,404          911           821
                                                     ---------    ---------     --------     --------     ---------
Net charge-offs.....................................     2,081        2,784        1,723        1,853           371
Provision for loan losses...........................     2,031        1,140        1,114        1,200           169
                                                     ---------    ---------     --------     --------     ---------
Balance at December 31,............................. $   8,938    $   8,988     $ 10,632     $  9,797     $   9,650
                                                     =========    =========     ========     ========     =========

Loans at year-end................................... $ 797,275    $ 779,544     $743,456     $604,815     $ 536,030
Average loans.......................................   779,283      770,183      657,325      575,658       493,831

Net charge offs/average loans.......................      0.27%        0.36%        0.26%        0.32%         0.08%
Allowance for loan losses/year-end loans............      1.12         1.15         1.43         1.62          1.80
Allowance for loan losses/nonperforming assets......    615.55       322.84       255.58       288.57        451.36


     Investment Securities. Investment securities totaled $656.2 million as of December 31, 1999, as compared to $625.9 million at December 31, 1998. At December 31, 1999, securities with an amortized cost of $422.4 million were classified as securities held-to-maturity and securities with a market value of $233.8 million were classified as securities available-for-sale. As compared to December 31, 1998, the portfolio at December 31, 1999, reflected (i) a decrease of $12.3 million in U.S. Treasury and U.S. Government corporations and agencies securities; (ii) an increase of $34.5 million in tax-exempt obligations of states and political subdivisions; and (iii) an $8.1 million increase in other securities, primarily corporate bonds. The overall portfolio yield of 6.15% at the end of 1999 was up slightly from prior year-end yield of 6.14%. We did not hold any collateralized mortgage obligations that entail higher risks than standard mortgage-backed securities. As of December 31, 1999, total investment securities included structured notes with an amortized cost of $7.0 million and an approximate market value of $6.9 million. See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 1999 and 1998.

     Table 8 -- Maturities and Yields of Investment Securities Held December 31, 1999 (in thousands, except percentages):


                                                                      Maturing
                           ----------------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                One Year            Through            Through             After
                                 or Less          Five Years          Ten Years          Ten Years            Total
                           -----------------   -----------------   ---------------    ---------------    ----------------
Held-to-Maturity:           Amount     Yield    Amount     Yield    Amount   Yield     Amount   Yield     Amount    Yield
----------------           --------     ----   ---------    ----   --------   ----    --------   ----    --------    ----
U.S. Treasury obligations  $  7,506     6.20%  $   5,567    5.51%  $     --     --%   $     --     --%   $ 13,073    5.91%
Obligations of U.S.
   Government corporations
   and agencies..........    54,884     5.98     204,077    5.70     11,702   6.59          --     --     270,667    5.80
Obligations of states and
   political subdivisions     8,708     6.25      57,067    6.39     15,365   7.09       5,768   7.81      86,908    6.60
Other securities.........       505     5.89       4,637    5.36        494   6.87          --     --       5,632    5.54
Mortgage-backed securities    5,938     5.53      18,918    6.00     11,249   6.50       9,978   6.77      46,083    6.23
                           --------     ----   ---------    ----   --------   ----    --------   ----    --------    ----
   Total.................  $ 77,541     6.00%  $ 290,266    5.85%  $ 38,810   6.77%   $ 15,746   7.15%   $422,363    6.01%
                           ========     ====   =========    ====   ========   ====    ========   ====    ========    ====


                                                                      Maturing
                           ----------------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                One Year            Through            Through             After
                                 or Less          Five Years          Ten Years          Ten Years            Total
                           -----------------   -----------------   ---------------    ---------------    ----------------
Available-for-Sale:         Amount     Yield    Amount     Yield    Amount   Yield     Amount   Yield     Amount    Yield
------------------         --------     ----   ---------    ----   --------   ----    --------   ----    --------    ----
U.S. Treasury obligations  $    501     6.38%  $   4,294    6.05%  $     --     --%   $     --     --%   $  4,795    6.08%
Obligations of U.S.
   Government corporations
   and agencies..........    10,259     5.84      55,027    6.14     32,711   6.46          --     --      97,997    6.21
Obligations of states and
   political subdivisions       202     6.31       7,533    6.44      3,083   7.09      37,382   7.58      48,200    7.37
Other securities.........     1,000     5.89      37,568    6.15         --     --       3,137   6.00      41,705    6.13
Mortgage-backed securities    1,875     6.48      22,566    5.93     13,617   6.25       3,100   6.92      41,158    6.10
                           --------     ----   ---------    ----   --------   ----    --------   ----    --------    ----
   Total.................  $ 13,837     5.96%  $ 126,988    6.12%  $ 49,411   6.44%   $ 43,619   7.42%   $233,855    6.42%
                           ========     ====   =========    ====   ========   ====    ========   ====    ========    ====


                                                                      Maturing
                           ----------------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                One Year            Through            Through             After
                                 or Less          Five Years          Ten Years          Ten Years            Total
                           -----------------   -----------------   ---------------    ---------------    ----------------
Total Investment
 Securities:                Amount     Yield    Amount     Yield    Amount   Yield     Amount   Yield     Amount    Yield
----------------           --------     ----   ---------    ----   --------   ----    --------   ----    --------    ----
U.S. Treasury obligations  $  8,007     6.21%  $   9,861    5.75%  $     --     --%   $     --     --%   $ 17,868    5.95%
Obligations of U.S.
   Government corporations
   and agencies..........    65,147     5.96     259,104    5.79     44,413   6.49          --     --     368,664    5.91
Obligations of states and
   political subdivisions     8,910     6.25      64,600    6.40     18,448   7.09      43,150   7.61     135,108    6.87
Other securities.........     1,501     5.89      42,205    6.06        494   6.87       3,137   6.00      47,337    6.06
Mortgage-backed securities    7,813     5.76      41,484    5.96     24,866   6.37      13,078   6.81      87,241    6.18
                           --------     ----   ---------    ----   --------   ----    --------   ----    --------    ----
   Total.................  $ 91,378     5.99%  $ 417,254    5.93%  $ 88,221   6.58%   $ 59,365   7.35%   $656,218    6.15%
                           ========     ====   =========    ====   ========   ====    ========   ====    ========    ====


     Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $1.525 billion as of December 31, 1999, as compared to $1.505 billion as of December 31, 1998. Total deposits averaged $1.490 billion during 1999 as compared to $1.456 billion for 1998 which was $165.6 million higher than the average for 1997. An acquisition accounted for approximately $114.0 million of the 1998 increase. Table 9 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100 thousand or more.

     Table 9 -- Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

                                               1999                       1998                        1997
                                       -------------------         -------------------        ------------------
                                         Average     Average         Average    Average         Average    Average
                                         Balance      Rate           Balance     Rate           Balance     Rate
                                       ----------     ----         ----------     ----        ----------    ----
Noninterest-bearing deposits........   $  318,399       --         $  306,743       --        $  262,554      --
Interest-bearing deposits
   Interest-bearing checking........      248,516     1.43%           240,159     2.01%          212,845    2.04%
   Savings and money market accounts      379,075     3.42            351,319     3.23           306,503    3.65
   Time deposits under $100,000.....      378,528     4.88            390,791     5.23           359,960    5.25
   Time deposits of $100,000 or more      165,773     4.91            156,589     5.56           138,104    5.22
                                       ----------     ----         ----------     ----        ----------    ----
   Total interest-bearing deposits..    1,171,892     3.68%         1,138,858     4.05%        1,017,412    4.09%
                                       ----------                  ----------                 ----------
Total average deposits..............   $1,490,291                  $1,445,601                 $1,279,966
                                       ==========                  ==========                 ==========



                                                         December 31, 1999
                                                         -----------------
Three months or less........................................  $   64,966
Over three through six months...............................      36,413
Over six through twelve months..............................      43,045
Over twelve months..........................................      12,913
                                                              ----------
     Total time deposits of $100,000 or more................  $  157,337
                                                              ==========

     Capital. Total shareholders' equity was $178.7 million, or 10.37% of total assets, at December 31, 1999, as compared to $169.4 million, or 10.05% of total assets, at December 31, 1998. During 1999, total shareholders' equity averaged $173.1 million, or 10.30% of average assets, as compared to $160.3 million, or 9.89% of average assets, during 1998.

     Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders' equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of December 31, 1999, our total risk-based and leverage ratios were 18.13% and 9.62%, respectively, as compared to total risk-based and leverage ratios of 17.01% and 9.02% as of December 31, 1998. In 1999, we experienced a higher rate of growth in tangible equity capital (11.3%) than assets (2.2%), which resulted in higher capital ratios as of December 31, 1999, as compared to December 31, 1998.

     Interest Rate Risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. Our exposure to interest rate risk is managed primarily through our strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. We use no off-balance-sheet financial instruments to manage interest rate risk.

     Each of our subsidiary banks has an asset/liability committee that monitors interest rate risk and compliance with investment policies. Each subsidiary bank tracks interest rate risk by, among other things, interest-sensitivity gap and simulation analysis. Table 10 sets forth the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 1999, and sets forth the repricing dates of our consolidated interest-earning assets and interest-bearing liabilities as of that date, as well as our projected consolidated interest rate sensitivity gap percentages for the periods presented. The table is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment. These assumptions are estimates made by management. Assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on our consolidated net interest income.

     Table  10  --  Interest   Sensitivity   Analysis  (in   thousands,   except
percentages):

                                                                                                              December 31,
                                                                                                                  1999
                                                                                                                Estimated
                              2000        2001       2002       2003       2004      Beyond         Total       Fair Value
                           ----------   --------   --------   --------   --------   --------     ----------     ----------
Loans
   Fixed rate loans        $  109,149   $ 53,045   $ 72,183   $ 81,256   $ 71,691   $ 51,608     $  438,932     $  436,632
     Average interest rate       8.91%      9.61%      9.50%      8.66%      8.63       8.40%          8.94%
   Adjustable rate loans      358,343         --         --         --         --         --        358,343        358,343
     Average interest rate       8.60         --         --         --         --         --           8.60
Investment securities
   Fixed rate securities       85,996    100,812    123,983    112,360     79,266    135,405        637,822        629,866
     Average interest rate       6.01       5.90       5.89       5.79       6.20       7.00           6.17
   Adjustable rate
     securities                18,396         --         --         --         --         --         18,396
   18,396
     Average interest rate       5.35         --         --         --         --         --           5.35
Other earning assets
   Adjustable rate other       68,745         --         --         --         --         --         68,745         68,745
     Average interest rate       5.07         --         --         --         --         --           5.07
                           ----------   --------   --------   --------   --------   --------     ----------     ----------
Total interest sensitive
     assets                $  640,629   $153,857   $196,166   $193,616   $150,957   $187,013     $1,522,238     $1,511,982
     Average interest rate       7.28%      7.18%      7.22%      7.00%      7.36%      7.39%          7.25%

Deposits
   Fixed rate deposits     $  439,579   $ 39,449   $ 13,541    $ 8,110   $  4,083   $     15     $  504,777     $  504,058
     Average interest rate       4.95%      5.16%      5.45%      5.36%      5.37%      4.50%          4.99%
   Adjustable rate deposits   679,414         --         --         --         --         --        679,414        679,414
     Average interest rate       2.89         --         --         --         --         --           2.89
Other interest-bearing
   liabilities
   Adjustable rate other        9,748         --         --         --         --         --          9,748          9,748
     Average interest rate       4.39         --         --         --         --         --           4.39
                           ----------   --------   --------   --------   --------   --------     ----------     ----------
Total interest sensitive
     liabilities           $1,128,741   $ 39,449   $ 13,541   $  8,110   $  4,083   $     15     $1,193,939     $1,193,939
     Average interest rate       3.70%      5.16%      5.45%      5.36%      5.37%      4.50%          3.79%

Interest sensitivity gap   $ (488,112)  $114,408   $182,625   $185,506   $146,874   $186,998     $  328,299     $  318,762
Cumulative interest
 sensitivity
   gap                       (488,112)  (373,704)  (191,079)    (5,573)   141,301    328,299
Ratio of interest
 sensitive assets
 to interest sensitive
 liabilities                    56.76         --         --         --         --         --
Cumulative ratio of
 interest sensitive
 assets to interest
 sensitive liabilities          56.76      68.01      83.83      99.53     111.84     127.50
Cumulative interest
 sensitivity gap as a
 percent of earning assets     (32.06)%   (24.55)%   (12.55)%    (0.37)%     9.28%     21.57%


     As of December 31, 1998, our 1999 interest-sensitivity gap was ($393.9) million and its 1999 ratio of interest sensitive assets to interest sensitive liabilities was 63.95%.

     Management estimates that, as of December 31, 1999 and December 31, 1998, an upward shift of interest rates by 200 basis points would result in an increase of projected net interest income of 1.4% and 4.2%, respectively, and a downward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 4.0% and 6.1%, respectively. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Management believes that it is unlikely that such changes would occur in a short time period. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results would, in management's belief, be different from the foregoing estimates, and such results could be material.

     Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Asset liquidity is provided by cash and assets, which are readily marketable or which will mature in the near future. Liquid assets include cash, Federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell Federal funds to our subsidiary banks. Given the strong core deposit base and relatively low loan deposit ratios maintained at the subsidiary banks, management considers the current liquidity position to be adequate to meet short-term liquidity needs.

     Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent soley on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At December 31, 1999, approximately $18.6 million was available for the payment of intercompany dividends by the subsidiary banks without the prior approval of regulatory agencies. Also at December 31, 1999, we had $25.0 million available under a line of credit with an unaffiliated financial institution.

     Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 45% of its net earnings while maintaining adequate capital to support growth. The dividend payout ratios have amounted to 43.6%, 41.7% and 41.2% of net earnings, respectively, in 1999, 1998 and 1997. Given the current strong capital position and projected earnings and asset growth rates, we do not anticipate any change in our current dividend policy.

Year 2000

     We have not experienced any significant information technology, or IT, system problems or disruptions in our normal business operations relating to the Year 2000. The cost of testing, communication programs, and other related items were in line with prior estimates and have been recorded as noninterest expense. In 1999, we decided to install servers and an internal PC network at our lead bank, which increased the cost for system upgrades related to Year 2000 to approximately $1.5 million as compared to an original cost estimate of $1.0 million. The cost of system upgrades, which was funded with cash from operations, has been capitalized and is being amortized over future periods.

     Contingency plans developed in preparation for Year 2000 remain in place should problems develop in the future. Our plans are not comprehensive and do not address all Year 2000 contingencies, including contingencies for Year 2000 noncompliance by our embedded technology or the systems of governmental agencies, significant customers or significant vendors. Also, there can be no assurance that our contingency plans will prevent us from suffering a material adverse effect on operations, financial condition or results of operations if any embedded technology or any systems of a governmental agency, a significant customer or significant vendor prove not to be Year 2000 compliant.



ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our management considers interest rate risk to be a significant market risk for us. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements appear beginning on page F-1.

Quarterly Results of Operations

     The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 1999 and 1998. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The amounts related to our common stock have been adjusted to give effect to all stock dividends and stock splits.

                                                                                      1999
                                                                ------------------------------------------------
                                                                    4th         3rd          2nd          1st
                                                                ---------    ---------    ---------     --------
Summary Income Statement Information:
   Interest income                                              $  28,152    $  27,692    $  27,139     $ 27,029
   Interest expense                                                11,123       10,833       10,635       10,746
                                                                ---------    ---------    ---------     --------
   Net interest income                                             17,029       16,859       16,504       16,283
   Provision for loan losses                                          767          486          308          470
                                                                ---------    ---------    ---------     --------
   Net interest income after provision for loan losses             16,262       16,373       16,196       15,813
   Noninterest income                                               6,173        6,106        6,177        6,061
   Noninterest expense                                             13,027       13,014       12,959       12,968
                                                                ---------    ---------    ---------     --------
   Earnings before income taxes                                     9,408        9,465        9,414        8,906
   Provision for income taxes                                       2,850        2,932        2,942        2,779
                                                                ---------    ---------    ---------     --------
   Net earnings                                                 $   6,558    $   6,533    $   6,472     $  6,127
                                                                =========    =========    =========     ========
Per Share Data:(1)
   Net earnings per share                                       $    0.66    $    0.66    $    0.64     $   0.62
   Net earnings per share, assuming dilution                         0.66         0.66         0.64         0.61
   Cash dividends declared                                           0.30        0.275        0.275        0.275
   Book value at period-end                                         17.91        17.72        17.40        17.29

Common stock sales price:(1)
   High                                                         $   34.44    $   34.77    $   37.00     $  36.13
   Low                                                              29.13        30.00        30.00        31.25
   Close                                                            30.75        33.25        31.75        32.38


                                                                                      1998
                                                                ------------------------------------------------
                                                                    4th         3rd          2nd          1st
                                                                ---------    ---------    ---------     --------
Summary Income Statement Information:
   Interest income                                              $  27,748    $  28,187    $  28,080     $ 27,853
   Interest expense                                                11,289       11,625       11,620       11,758
                                                                ---------    ---------    ---------     --------
   Net interest income                                             16,459       16,562       16,460       16,095
   Provision for loan losses                                          445          260          284          151
                                                                ---------    ---------    ---------     --------
   Net interest income after provision for loan losses             16,014       16,302       16,176       15,944
   Noninterest income                                               5,646        5,756        5,493        5,456
   Noninterest expense                                             13,176       13,315       12,952       12,979
                                                                ---------    ---------    ---------     --------
   Earnings before income taxes                                     8,484        8,743        8,717        8,421
   Provision for income taxes                                       2,661        2,812        2,843        2,795
                                                                ---------    ---------    ---------     --------
   Net earnings                                                 $   5,823    $   5,931    $   5,874     $  5,626
                                                                =========    =========    =========     ========
Per Share Data:(1)
   Net earnings per share                                       $    0.58    $    0.60    $    0.59     $   0.57
   Net earnings per share, assuming dilution                         0.58         0.60         0.58         0.57
   Cash dividends declared                                          0.275        0.250        0.250        0.227
   Book value at period-end                                         17.03        16.79        16.26        15.90

Common stock sales price:(1)
   High                                                         $   37.00    $   40.00    $   38.58     $  39.55
   Low                                                              30.91        31.59        35.57        35.23
   Close                                                            35.00        32.39        36.08        36.59
--------------
(1)    Per share data adjusted for stock splits and stock dividends.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Arthur Andersen LLP has served as our independent accountants since 1990. There have been no disagreements between our management and our current independent accountants relating to accounting practices and procedures or financial disclosure.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2000 annual meeting of shareholders, or our 2000 proxy statement, under the captions "Proposal 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from our 2000 proxy statement under the caption "Management."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from our 2000 proxy statement under the captions "Proposal 1 -- Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by Item 13 is hereby  incorporated  by reference
from  our  2000  proxy  statement   under  the  caption   "Interest  in  Certain
Transactions."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   The following documents are filed as part of this report:

     (1) Financial Statements

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997 Consolidated Statements of Comprehensive Earnings for the years ended December 31, 1999, 1998 and 1997 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 Notes to the Consolidated Financial Statements

     (2) Financial Statement Schedules

         None.

         Schedules not listed above have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

     (3) Exhibits

         The  information  required  by this Item  14(a)(3)  is set forth in the
         Exhibit  Index  immediately  following our  financial  statements.

         The exhibits listed herein will be furnished upon written request to Curtis R. Harvey, Executive Vice President and Chief Financial Officer, First Financial Bankshares, Inc., 400 Pine Street, Abilene,Texas 79601, and payment of a reasonable fee that will be limited to our reasonable expense in furnishing such exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FIRST FINANCIAL BANKSHARES, INC.



Date:    March 13, 2000                        By: /S/ KENNETH T. MURPHY
                                                   ---------------------
                                                   Chairman of the Board,
                                                   President, Chief Executive
                                                   Officer and Director

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


NAME                                            TITLE                                           DATE
----                                            -----                                           ----
/S/ KENNETH T. MURPHY                           Chairman of the Board, President, Chief         March  13, 2000
------------------------------------            Executive Officer and Director
Kenneth T. Murphy

/S/ CURTIS R. HARVEY                            Executive Vice President, Chief Financial       March  13, 2000
------------------------------------            Officer, Controller and Chief Accounting
Curtis R. Harvey                                Officer

/S/ JOSEPH E. CANON                             Director                                        March  21, 2000
------------------------------------
Joseph E. Canon

/S/ MAC A. COALSON                              Director                                        March  16, 2000
------------------------------------
Mac A. Coalson

/S/ DAVID COPELAND                              Director                                        March  21, 2000
------------------------------------
David Copeland

/S/ F. SCOTT DUESER                             Director                                        March  21, 2000
------------------------------------
F. Scott Dueser

                                                Director                                        March  __, 2000
------------------------------------
Kade L. Matthews

/S/RAYMOND A. McDANIEL,JR.                      Director                                        March  21, 2000
------------------------------------
Raymond A. McDaniel, Jr.

/S/ BYNUM MIERS                                 Director                                        March  21, 2000
------------------------------------
Bynum Miers

/S/ DIAN GRAVES STAI                            Director                                        March  21, 2000
------------------------------------
Dian Graves Stai




/S/ JAMES M. PARKER                             Director                                        March  21, 2000
------------------------------------
James M. Parker

/S/ JACK D. RAMSEY                              Director                                        March  21, 2000
------------------------------------
Jack D. Ramsey

                                                Director                                        March  __, 2000
------------------------------------
Craig Smith

                                                Director                                        March  __, 2000
------------------------------------
F. L. Stephens

/S/ WALTER F. WORTHINGTON                       Director                                        March  23, 2000
------------------------------------
Walter F. Worthington


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
FIRST FINANCIAL BANKSHARES, INC. CONSOLIDATED FINANCIAL STATEMENTS

Management's Report on Responsibility for the Financial Statements......... F-2
Report of Independent Public Accountants................................... F-2
Consolidated Financial Statements:
      Consolidated Balance Sheets.......................................... F-3
      Consolidated Statements of Earnings.................................. F-4
      Consolidated Statements of Comprehensive Earnings.................... F-5
      Consolidated Statements of Shareholders' Equity...................... F-6
      Consolidated Statements of Cash Flows................................ F-7
      Notes to Consolidated Financial Statements........................... F-8

       MANAGEMENT'S REPORT ON RESPONSIBILITY FOR THE FINANCIAL STATEMENTS


The Management of First Financial Bankshares, Inc. is responsible for the preparation, integrity, and fair presentation of its annual financial statements as of December 31, 1999 and 1998, and for the three years in the period ended December 31, 1999. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by Management. Management has also prepared the other information included in this Annual Report and is responsible for its accuracy and consistency with the financial statements.

The annual financial statements referred to above have been audited by Arthur Andersen LLP, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the Board of Directors. Management believes that all representations made to Arthur Andersen LLP during the audits were valid and appropriate.


Kenneth T. Murphy Curtis R. Harvey                   Curtis R. Harvey
Chairman of the Board                                Executive Vice President
and Chief Executive Officer                          and Chief Financial Officer


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Financial Bankshares, Inc.:

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bankshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


Dallas, Texas,                                       Arthur Andersen LLP
January 12, 2000

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------

             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1999 AND 1998
             -------------------------------------------------------


                            ASSETS                                                      1999              1998
                            ------                                                --------------    --------------
CASH AND DUE FROM BANKS                                                           $  119,228,650    $   84,237,577

FEDERAL FUNDS SOLD                                                                    68,741,408       116,091,417
                                                                                  --------------    --------------

                  Total cash and cash equivalents                                    187,970,058       200,328,994

INTEREST-BEARING DEPOSITS IN BANKS                                                         4,080           203,911

INVESTMENT IN SECURITIES:
    Securities held-to-maturity (market value of $414,407,070 in
         1999 and $419,252,100 in 1998)                                              422,362,918       414,302,781
    Securities available-for-sale, at market value                                   233,854,837       211,588,088

LOANS                                                                                797,275,325       779,544,287

    Less- Allowance for loan losses                                                    8,937,542         8,988,320
                                                                                  --------------    --------------

                  Net loans                                                          788,337,783       770,555,967

BANK PREMISES AND EQUIPMENT, net                                                      41,536,094        42,927,162

GOODWILL, net                                                                         20,156,671        21,798,277

OTHER ASSETS                                                                          29,146,756        24,941,695
                                                                                  --------------    --------------

                  Total assets                                                    $1,723,369,197    $1,686,646,875
                                                                                  ==============    ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY

NONINTEREST-BEARING DEPOSITS                                                      $  340,513,737    $  334,719,132

INTEREST-BEARING DEPOSITS                                                          1,184,190,709     1,170,136,708
                                                                                  --------------    --------------

                  Total deposits                                                   1,524,704,446     1,504,855,840

DIVIDENDS PAYABLE                                                                      2,992,292         2,736,689

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                         9,637,734           386,958

OTHER LIABILITIES                                                                      7,371,782         9,218,130
                                                                                  --------------    --------------

                  Total liabilities                                                1,544,706,254     1,517,197,617
                                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock,  $10 par  value;  authorized  20,000,000  shares;  issued  and outstanding 9,974,306 and 9,952,683 shares
        in 1999 and 1998, respectively                                                99,743,060        99,526,830
    Capital surplus                                                                   60,517,351        60,375,373
    Retained earnings                                                                 22,495,259         8,015,303
    Unrealized (loss) gain on investment in securities
        available-for-sale, net                                                       (4,092,727)        1,531,752
                                                                                  --------------    --------------

                  Total shareholders' equity                                         178,662,943       169,449,258
                                                                                  --------------    --------------

                  Total liabilities and shareholders' equity                      $1,723,369,197    $1,686,646,875
                                                                                  ==============    ==============



The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------


                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
              -----------------------------------------------------


                                                                              1999           1998          1997
                                                                        --------------  ------------- -------------
INTEREST INCOME:
    Interest and fees on loans                                          $   68,706,710  $  70,882,942 $  62,608,256
    Interest on investment in securities-
        Taxable                                                             32,022,205     33,382,559    33,347,596
        Exempt from federal income tax                                       4,807,845      3,058,861     1,699,442
    Interest on federal funds sold and interest-bearing
        deposits in banks                                                    4,475,866      4,543,295     3,818,744
                                                                        --------------  ------------- -------------

                                                                           110,012,626    111,867,657   101,474,038
                                                                        --------------  ------------- -------------

INTEREST EXPENSE:
    Interest on time deposits                                               43,120,569     46,133,721    41,613,665
    Other                                                                      216,988        158,669       121,249
                                                                        --------------  ------------- -------------

                                                                            43,337,557     46,292,390    41,734,914
                                                                        --------------  ------------- -------------

                  Net interest income                                       66,675,069     65,575,267    59,739,124

PROVISION FOR LOAN LOSSES                                                    2,030,833      1,139,500     1,114,000
                                                                        --------------  ------------- -------------

                  Net interest income after provision for
                    loan losses                                             64,644,236     64,435,767    58,625,124
                                                                        --------------  ------------- -------------

NONINTEREST INCOME:
    Trust department income                                                  5,097,606      4,748,751     3,988,309
    Service fees on deposit accounts                                        13,321,553     11,838,173    10,651,395
    Real estate mortgage fees                                                1,291,282      1,358,271       803,310
    Net gain (loss) on securities transactions                                  -              42,230          (381)
    Other                                                                    4,773,061      4,363,717     4,043,180
                                                                        --------------  ------------- -------------

                                                                            24,483,502     22,351,142    19,485,813
                                                                        --------------  ------------- -------------
NONINTEREST EXPENSE:
    Salaries and employee benefits                                          26,945,492     26,678,822    23,772,176
    Net occupancy expense                                                    3,819,129      4,185,224     3,798,148
    Equipment expense                                                        4,118,272      4,090,955     3,677,620
    Goodwill amortization                                                    1,641,407      1,654,682       747,731
    Other expenses                                                          15,409,051     15,812,342    14,526,064
                                                                        --------------  ------------- -------------

                                                                            51,933,351     52,422,025    46,521,739
                                                                        --------------  ------------- -------------

EARNINGS BEFORE INCOME TAXES                                                37,194,387     34,364,884    31,589,198

INCOME TAX EXPENSE                                                          11,503,846     11,110,945    10,562,739
                                                                        --------------  ------------- -------------

NET EARNINGS                                                            $   25,690,541  $  23,253,939 $  21,026,459
                                                                        ==============  ============= =============

NET EARNINGS PER SHARE (BASIC)                                          $         2.58  $        2.34 $        2.12
                                                                        ==============  ============= =============

NET EARNINGS PER SHARE, ASSUMING DILUTION                               $         2.57  $        2.33 $        2.11
                                                                        ==============  ============= =============



The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                -------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
              -----------------------------------------------------


                                                                              1999          1998           1997
                                                                         ------------   ------------   ------------
NET EARNINGS                                                              $25,690,541    $23,253,939    $21,026,459

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
    Change in unrealized (loss) gain on investment in securities
        available-for-sale, before tax                                     (8,653,045)     1,777,853      1,009,314
    Reclassification adjustment for realized (gains) losses on
        investment in securities included in net earnings, before tax            -           (42,230)           381
                                                                         ------------   ------------   ------------

                  Total other items of comprehensive earnings              (8,653,045)     1,735,623      1,009,695
                                                                         ------------   ------------   ------------

OTHER COMPREHENSIVE EARNINGS, before income taxes                          17,037,496     24,989,562     22,036,154

INCOME TAX (BENEFIT) EXPENSE RELATED TO OTHER ITEMS
    OF COMPREHENSIVE EARNINGS                                              (3,028,566)       607,468        353,393
                                                                         ------------   ------------   ------------

COMPREHENSIVE EARNINGS                                                   $ 20,066,062   $ 24,382,094   $ 21,682,761
                                                                         ============   ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
              -----------------------------------------------------


                                                                                              Unrealized Gain
                                                                                                 (Loss) on
                                                                                                Investment
                                                 Common Stock                                  in Securities      Total
                                            ----------------------     Capital      Retained     Available     Shareholders'
                                              Shares      Amount       Surplus      Earnings    For Sale, Net    Equity
                                            ---------  -----------   -----------   -----------   -----------  ------------
BALANCE, December 31, 1996                  7,093,143  $70,931,430   $37,119,732   $28,606,966     $(248,422) $136,409,706

   Business combination by immaterial
     pooling-of-interests                     216,442    2,164,420      (521,224)    2,658,712        (4,283)    4,297,625
   Net earnings                                  -            -             -       21,026,459          -       21,026,459
   Stock issuances                             34,873      348,730        (2,810)         -             -          345,920
   Cash dividends declared, $0.88 per share      -            -             -       (8,274,806)         -       (8,274,806)
   Stock split-up,effected in the form of a
     25% dividend                           1,681,394   16,813,940          -      (16,813,940)         -             -
   Change in unrealized gain (loss) on
     investment in securities available-
     for-sale, net                               -            -             -             -          656,302       656,302
                                            ---------  -----------   -----------   -----------   -----------  ------------

BALANCE, December 31, 1997                  9,025,852   90,258,520    36,595,698    27,203,391       403,597   154,461,206

   Net earnings                                  -            -             -       23,253,939          -       23,253,939
   Cash dividends declared, $1.00 per share      -            -             -       (9,687,469)         -       (9,687,469)
   Stock issuances                             23,257      232,570        60,857          -             -          293,427
   Stock dividend, 10%                        903,574    9,035,740    23,718,818   (32,754,558)         -             -
   Change in unrealized gain (loss) on
     investment in securities available-
     for-sale, net                               -            -             -             -        1,128,155     1,128,155
                                            ---------  -----------   -----------   -----------   -----------  ------------

BALANCE, December 31, 1998                  9,952,683   99,526,830    60,375,373     8,015,303     1,531,752   169,449,258

   Net earnings                                  -            -             -       25,690,541          -       25,690,541
   Cash dividends declared,$1.125 per share      -            -             -      (11,210,585)         -      (11,210,585)
   Stock issuances                             21,623      216,230       141,978          -             -          358,208
   Change in unrealized gain (loss) on
     investment in securities available-
     for-sale, net                               -            -             -             -       (5,624,479)   (5,624,479)
                                            ---------  -----------   -----------   -----------   -----------  ------------

BALANCE, December 31, 1999                  9,974,306  $99,743,060   $60,517,351   $22,495,259   $(4,092,727) $178,662,943
                                            =========  ===========   ===========   ===========   ===========  ============



The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
              -----------------------------------------------------


                                                                             1999         1998            1997
                                                                        ------------  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                         $ 25,690,541  $ 23,253,939    $ 21,026,459
   Adjustments to reconcile net earnings to net cash
     provided by operating activities-
       Depreciation and amortization                                       6,015,481     6,157,299       5,006,176
       Provision for loan losses                                           2,030,833     1,139,500       1,114,000
       Premium amortization, net of discount accretion                     2,819,747     2,320,788         998,159
       Gain on sale of assets                                               (242,786)      (39,576)        (38,723)
       Deferred federal income tax benefit                                  (189,462)     (110,993)       (144,067)
       Increase in other assets                                             (755,821)   (1,109,754)     (2,077,395)
       (Decrease) increase in other liabilities                           (1,826,348)    4,049,267      (3,816,030)
                                                                        ------------  ------------    ------------

                  Total adjustments                                        7,851,644    12,406,531       1,042,120
                                                                        ------------  ------------    ------------

                  Net cash provided by operating activities               33,542,185    35,660,470      22,068,579
                                                                        ------------  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in interest-bearing deposits in banks                        199,831       194,760         589,823
   Cash and cash equivalents received through purchase of
     assets and liabilities, net of cash paid                                   -             -         70,702,534
   Acquisitions, net of cash and cash equivalents received                      -             -         10,436,740
   Activity in available-for-sale securities-
     Sales                                                                      -       23,910,732      10,325,207
     Maturities                                                           41,136,148   103,760,577     124,360,581
     Purchases                                                           (73,621,717) (143,739,172)   (266,783,072)
   Activity in held-to-maturity securities-
     Maturities                                                          114,528,929   218,953,525     234,268,378
     Purchases                                                          (123,843,038) (213,301,021)   (166,632,094)
   Net increase in loans                                                 (20,100,242)  (38,950,855)    (50,559,186)
   Capital expenditures                                                   (4,136,657)   (4,267,677)     (5,215,797)
   Proceeds from sale of other assets                                      1,453,017     1,171,448         405,476
                                                                        ------------  ------------    ------------

                  Net cash used in investing activities                  (64,383,729)  (52,267,683)    (38,101,410)
                                                                        ------------  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing deposits                            5,794,605    10,559,002      10,638,143
   Net increase in interest-bearing deposits                              14,054,001     5,588,110      90,416,339
   Net increase in securities sold under agreements to repurchase          9,250,776       386,958            -
   Net (decrease) increase in other short-term borrowings                    (20,000)   (6,541,958)      6,090,000
   Proceeds of stock issuances                                               358,208       293,427         345,920
   Dividends paid                                                        (10,954,982)   (9,113,679)     (7,993,195)
                                                                        ------------  ------------    ------------

                  Net cash provided by financing activities               18,482,608     1,171,860      99,497,207
                                                                        ------------  ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (12,358,936)  (15,435,353)     83,464,376

CASH AND CASH EQUIVALENTS, beginning of year                             200,328,994   215,764,347     132,299,971
                                                                        ------------  ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                                  $187,970,058  $200,328,994    $215,764,347
                                                                        ============  ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        DECEMBER 31, 1999, 1998, AND 1997
                        ---------------------------------



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Nature of Operations
--------------------

First Financial Bankshares, Inc. (a Texas corporation) ("Bankshares") is a multi-bank holding company which owns (through its wholly owned Delaware subsidiary) all of the capital stock of nine banks located in Texas as of December 31, 1999. Those subsidiary banks are First National Bank of Abilene; Hereford State Bank; First National Bank, Sweetwater; Eastland National Bank; The First National Bank in Cleburne; Stephenville Bank & Trust Co.; San Angelo National Bank; Weatherford National Bank; and Texas National Bank, Southlake. Each subsidiary bank's primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located.

A summary of significant accounting policies of Bankshares and subsidiaries (collectively, the "Company") applied in the preparation of the accompanying consolidated financial statements follow. The accounting principles followed by the Company and the methods of applying them are in conformity with both generally accepted accounting principles and prevailing practices of the banking industry.

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, deferred income tax assets, and fair value of financial instruments.

Consolidation
-------------

The accompanying consolidated financial statements include the accounts of Bankshares and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Investment In Securities
------------------------

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on their intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported in a separate component of shareholders' equity. Securities classified as trading are recorded at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 1999, 1998, or 1997.

Loans and Allowance for Loan Losses
-----------------------------------

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Unearned income on installment loans is recognized in income over the terms of the loans in decreasing amounts using a method which approximates the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding. Management has elected to expense net loan origination costs, a method which does not materially differ from deferring and amortizing such amounts as an adjustment to yield. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely.

The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based upon management's review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

The Company's policy requires measurement of an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price. At December 31, 1999 and 1998, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.

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

Securities Sold Under Agreements To Repurchase:
-----------------------------------------------

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of the cash received in connection with the transaction. The Company is required to provide additional securities as collateral at 110% of the borrowed value.

Segment Reporting
-----------------

The Company has determined that it operates one line of business (community banking) located in a single geographic area (Texas).

Recent Accounting Standard
--------------------------

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued.
This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133," was issued as an amendment to SFAS 133 which delayed the effective date for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS 133 on January 1, 2001, and does not expect the adoption of the statement to have a significant impact on its financial position or results of operation.

Per Share Data
--------------

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, net earnings per share ("EPS") are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The Company calculates dilutive EPS assuming all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the period. The following table reconciles the computation of basic EPS to dilutive EPS:


                                                                                      Weighted
                                                                      Net              Average        Per Share
                                                                   Earnings            Shares           Amount
                                                                  -----------        ----------       ---------
For the year ended December 31, 1999:
     Net earnings per share, basic                                $25,690,541         9,961,315       $    2.58
                                                                                                      =========
     Effect of stock options                                             -               44,534
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $25,690,541        10,005,849       $    2.57
                                                                  ===========        ==========       =========

For the year ended December 31, 1998:
     Net earnings per share, basic                                $23,253,939         9,939,910       $    2.34
                                                                                                      =========
     Effect of stock options                                             -               56,277
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $23,253,939         9,996,187       $    2.33
                                                                  ===========        ==========       =========

For the year ended December 31, 1997:
     Net earnings per share, basic                                $21,026,459         9,905,482       $    2.12
                                                                                                      =========
     Effect of stock options                                             -               66,339
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $21,026,459         9,971,821       $    2.11
                                                                  ===========        ==========       =========


Earnings and dividends per share have been retroactively adjusted for the effect of stock dividends and splits.

Reclassifications
-----------------

Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

Statements of Cash Flows
------------------------

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


2.   CASH AND INVESTMENT IN SECURITIES:
     ----------------------------------

Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. During 1999 and 1998, such average balances totaled approximately $7,041,000 and $7,374,000, respectively.

The amortized cost, estimated fair values, and gross unrealized holding gains and losses of the Company's investment in securities as of December 31, 1999 and 1998, are as follows:


                                                                          December 31, 1999
                                                 ------------------------------------------------------------------
                                                                      Gross             Gross
                                                  Amortized         Unrealized        Unrealized        Estimated
                                                  Cost Basis       Holding Gains    Holding Losses      Fair Value
                                                 ------------         --------       -----------       ------------
Securities held-to-maturity-
     U.S. Treasury securities and
        Obligations of U.S.
        government corporations and agencies     $283,735,707         $103,589       $(6,158,131)      $277,681,165
     Obligations of state and
        political subdivisions                     86,907,891          122,893        (1,251,539)        85,779,245

     Corporate bonds                                5,142,414             -              (71,575)         5,070,839

     Mortgage-backed securities                    46,082,567           32,859          (722,705)        45,392,721

     Other securities                                 494,339             -              (11,239)           483,100
                                                 ------------         --------       -----------       ------------

     Total investment in debt
         securities held-to-maturity             $422,362,918         $259,341       $(8,215,189)      $414,407,070
                                                 ============         ========       ===========       ============



                                                                          December 31, 1999
                                                 ------------------------------------------------------------------
                                                                       Gross            Gross
                                                  Amortized          Unrealized       Unrealized        Estimated
                                                  Cost Basis        Holding Gains   Holding Losses      Fair Value
                                                 ------------          -------       -----------       ------------
Securities available-for-sale-
     U.S. Treasury securities and
          obligations of U.S.
          government corporations and agencies   $105,290,356          $65,391       $(2,563,368)      $102,792,379

     Obligations of state and
        political subdivisions                     50,407,650            2,727        (2,210,591)        48,199,786

     Corporate bonds                               39,376,949              567          (809,898)        38,567,618

     Mortgage-backed securities                    41,939,488           20,348          (801,683)        41,158,153
                                                 ------------          -------       -----------       ------------

     Total investment in debt
         securities available-for-                237,014,443           89,033        (6,385,540)       230,717,936
         sale

     Other securities                               3,136,901             -                 -             3,136,901
                                                 ------------          -------       -----------       ------------

     Total investment in securities
         available-for-sale                      $240,151,344          $89,033       $(6,385,540)      $233,854,837
                                                 ============          =======       ===========       ============



                                                                         December 31, 1998
                                                 ------------------------------------------------------------------
                                                                      Gross             Gross
                                                  Amortized        Unrealized         Unrealized        Estimated
                                                  Cost Basis      Holding Gains     Holding Losses      Fair Value
                                                 ------------       ----------         ---------       ------------
Securities held-to-maturity-
     U.S. Treasury securities and
        obligations of U.S. government
        corporations and agencies                $293,400,457       $3,839,931         $(160,574)      $297,079,814

     Obligations of state and
        political subdivisions                     66,764,133        1,005,216           (37,883)        67,731,466

     Corporate bonds                                9,479,912           46,087            (5,345)         9,520,654

     Mortgage-backed securities                    44,633,072          303,585           (42,455)        44,894,202

     Other securities                                  25,207              757              -                25,964
                                                 ------------       ----------         ---------       ------------

     Total investment in debt
         securities held-to-maturity             $414,302,781       $5,195,576         $(246,257)      $419,252,100
                                                 ============       ==========         =========       ============



                                                                         December 31, 1998
                                                 ------------------------------------------------------------------
                                                                      Gross             Gross
                                                  Amortized        Unrealized         Unrealized        Estimated
                                                  Cost Basis      Holding Gains     Holding Losses      Fair Value
                                                 ------------       ----------         ---------       ------------
Securities available-for-sale-
     U.S. Treasury securities and
          obligations of U.S.
          government corporations
          and agencies                           $104,255,679       $1,205,568        $  (93,564)      $105,367,683

     Obligations of state and
        political subdivisions                     33,255,223          685,446           (77,496)        33,863,173

     Corporate bonds                               25,984,410          433,116           (14,499)        26,403,027

     Mortgage-backed securities                    42,579,364          285,231           (69,191)        42,795,404
                                                 ------------       ----------         ---------       ------------

     Total investment in debt
         securities available-for-
         sale                                     206,074,676        2,609,361          (254,750)       208,429,287

     Other securities                               3,158,801             -                 -             3,158,801
                                                 ------------       ----------         ---------       ------------

     Total investment in securities
         available-for-sale                      $209,233,477       $2,609,361         $(254,750)      $211,588,088
                                                 ============       ==========         =========       ============


The Company invests in securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and asset-backed securities. The expected maturities of these securities at December 31, 1999, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 1999 and 1998, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment in debt securities at December 31, 1999 and 1998, included structured notes with an amortized cost basis of $7,006,000 and $7,014,000, respectively, and an estimated fair value of $6,942,000 and $6,971,000, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual and expected maturity, are shown below.


                                                         Held-to-Maturity               Available-for-Sale
                                                 -----------------------------      ------------------------------
                                                  Amortized        Estimated         Amortized         Estimated
                                                  Cost Basis       Fair Value        Cost Basis        Fair Value
                                                 ------------     ------------      ------------      ------------
     Due within one year                         $ 87,688,486     $ 87,253,110      $ 25,595,399      $ 25,272,777
     Due after one year through five years        283,558,635      277,149,793       140,195,763       137,191,489
     Due after five years through ten years        42,339,198       41,400,138        36,119,246        34,926,713
     Due after ten years                            8,776,599        8,604,029        35,104,035        33,326,957
                                                 ------------     ------------      ------------      ------------

       Total debt securities                     $422,362,918     $414,407,070      $237,104,443      $230,717,936
                                                 ============     ============      ============      ============


Securities, carried at approximately $211,143,000 and $164,215,000 at December 31, 1999 and 1998, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.

There were no sales of investment securities during the year ended December 31, 1999. During 1998 and 1997, sales of investments in securities that were classified as available-for-sale totaled $23,910,732 and $10,325,207, respectively. Gross realized gains from the 1998 and 1997 sales were $44,064 and $4,642, respectively. Gross realized losses for the 1998 and 1997 sales were $1,834 and $5,023, respectively. Specific identification was used to determine cost in computing the realized gains and losses.


3.   LOANS AND ALLOWANCE FOR LOAN LOSSES:
     ------------------------------------

Major classifications of loans are as follows:

                                                                       December 31,
                                                              ------------------------------
                                                                  1999                1998
                                                              ------------      ------------
         Commercial, financial, and agricultural              $297,966,325      $278,647,355
         Real estate - construction                             43,039,241        36,721,221
         Real estate - mortgage                                208,895,129       198,446,750
         Consumer                                              249,397,767       272,100,492
                                                              ------------      ------------

                                                               799,298,462       785,915,818

         Unearned income                                        (2,023,137)       (6,371,531)
                                                              ------------      ------------

                  Total loans                                 $797,275,325      $779,544,287
                                                              ============      ============


The Company's recorded investment in impaired loans and the related valuation allowance are as follows:

                                                                December 31, 1999           December 31, 1998
                                                            ------------------------      ------------------------
                                                             Recorded       Valuation      Recorded      Valuation
                                                            Investment      Allowance     Investment     Allowance
                                                            ----------      --------      ----------      --------
Impaired loans-
     Valualtion allowance required                          $1,552,000      $548,604      $2,866,000      $586,867
                                                            ==========      ========      ==========      ========


The average recorded investment in impaired loans for the years ended December 31, 1999 and 1998, was approximately $2,589,000 and $3,659,000, respectively. The Company had approximately $2,089,000 and $3,169,000 in nonperforming assets at December 31, 1999 and 1998, respectively, of which approximately $1,416,000 and $2,784,000 represented recorded investments in impaired loans. No additional funds are committed to be advanced in connection with impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $63,000, $135,000 and $230,000 during the years ended December 31, 1999, 1998, and 1997, respectively, of which approximately $23,000, $17,000 and $63,000 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 1999, 1998 and 1997, respectively, such income would have approximated $249,000, $400,000 and $439,000.

The allowance for loan losses as of December 31, 1999 and 1998, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio which are identified below:


                                                                   1999             1998
                                                                ----------       ----------
     Allowance for loan losses provided for-
         Loans specifically evaluated as impaired               $  548,604       $  586,862
         Remaining portfolio                                     8,388,938        8,401,458
                                                                ----------       ----------

         Total allowance for loan losses                        $8,937,542       $8,988,320
                                                                ==========       ==========

Changes in the allowance for loan losses are summarized as follows:


                                                                                    December 31,
                                                                   -----------------------------------------------
                                                                      1999              1998               1997
                                                                   -----------      ------------       -----------
         Balance at beginning of year                              $ 8,988,320      $ 10,632,441       $ 9,797,543
             Add-
                 Allowance of acquired bank                               -                 -            1,443,685
                 Provision for loan losses                           2,030,833         1,139,500         1,114,000
                 Loan recoveries                                     1,739,641         1,375,048         1,403,876

             Deduct-
                 Loan charge-offs                                   (3,821,252)       (4,158,669)       (3,126,663)
                                                                   -----------      ------------       -----------

         Balance at end of year                                    $ 8,937,542      $  8,988,320       $10,632,441
                                                                   ===========      ============       ===========


An  analysis  of  the  changes  in  loans  to  officers,  directors,   principal
shareholders, or associates of such persons for the years ended December 31, 1999 and 1998 (determined as of each respective year-end) follows:

                                                   Balance at                                            Balance at
                                                   Beginning         Additional                             End
                                                   of Period            Loans          Payments          of Period
                                                   -----------       -----------      -----------       -----------
         Year ended December 31, 1999              $49,715,002       $70,731,259      $74,405,640       $46,040,621
                                                   ===========       ===========      ===========       ===========

         Year ended December 31, 1998              $40,965,711       $49,520,091      $41,962,879       $48,522,923
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


4.   BANK PREMISES AND EQUIPMENT:
     ----------------------------

The following is a summary of bank premises and equipment:

                                                                        December 31,
                                                              ------------------------------
                                                                  1999              1998
                                                              ------------      ------------
         Land                                                 $  7,092,511      $  8,031,111
         Buildings                                              44,307,341        43,628,814
         Furniture and equipment                                28,250,768        26,677,460
         Leasehold improvements                                  5,991,659         6,523,911
                                                              ------------      ------------

                                                                85,642,279        84,861,296

         Less- accumulated depreciation and amortization       (44,106,185)      (41,934,134)
                                                              ------------      ------------

                                                              $ 41,536,094      $ 42,927,162
                                                              ============      ============


Depreciation expense for the years ended December 31, 1999, 1998 and 1997 amounted to $3,932,695, $4,196,134 and $3,819,891, respectively.

5.   TIME DEPOSITS:
     --------------

Time deposits of $100,000 or more totaled approximately $157,337,000 and $162,772,000 at December 31, 1999 and 1998, respectively. Interest expense on these deposits was approximately $8,146,000, $8,705,000, and $8,322,000 during 1999, 1998, and 1997, respectively.

At December 31, 1999, the scheduled maturities of time deposits having a term of more than one year are as follows:

         2000                            $39,449,000
         2001                             13,541,000
         2002                              8,110,000
         2003                              4,083,000
         2004                                 15,000
         Thereafter                             -
                                         -----------
                                         $65,198,000


6.   NOTE PAYABLE:
     -------------

Bankshares has a line of credit with a nonaffiliated bank under which it could borrow up to $25,000,000. The line of credit is unsecured and matures on June 30, 2000. Bankshares paid no fee to secure the unused line of credit and, accordingly, did not estimate a fair value of the unused line of credit at December 31, 1999 and 1998. In September 1997, Bankshares borrowed $6,200,000 under the line of credit at the London Interbank Offering Rate plus 1.0% (6.8% at December 31, 1997). Interest was payable quarterly beginning December 31, 1997, with principal due in 20 quarterly installments beginning September 30, 1998. Bankshares repaid all borrowings under the line of credit in September 1998.

7.   INCOME TAXES:
     -------------

The Company files a consolidated federal income tax return. Income tax expense (benefit) is comprised of the following:

                                                                               Year Ended December 31,
                                                                   -----------------------------------------------
                                                                      1999              1998               1997
                                                                   -----------       -----------       -----------
         Current federal income tax                                $11,693,308       $11,221,938       $10,706,806
         Deferred federal income tax benefit                          (189,462)         (110,993)         (144,067)
                                                                   -----------       -----------       -----------

                  Income tax expense                               $11,503,846       $11,110,945       $10,562,739
                                                                   ===========       ===========       ===========


The provision for income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

                                                                           As a Percent of Pretax Earnings
                                                                   -------------------------------------------
                                                                       1999           1998             1997
                                                                   -----------     ----------       ----------
         Statutory federal income tax rate                            35.0%           35.0%            35.0%
         Reductions in tax rate resulting from
             interest income exempt from
             federal income tax                                       (4.5)%          (3.1)%           (1.9)%
         Other                                                         0.4 %           0.4%             0.3%
                                                                      ----            ----             ----
         Effective income tax rate                                    30.9 %          32.3%            33.4%
                                                                      ====            ====             ====


The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows:


                                                                                       1999                1998
                                                                                    ----------          ----------
     Deferred tax assets-
         Tax basis of loans in excess of financial statement basis                  $2,906,556          $2,624,001
         Benefits of a subsidiary bank net operating loss
             carryforward                                                              249,907             368,511
         Recognized for financial reporting purposes but not
             for tax purposes-
                 Deferred compensation                                                 508,669             404,310
         Write-downs and adjustments to other
             real estate owned and repossessed assets                                   39,367             200,669
         Net unrealized loss on investment in securities
             available-for-sale                                                      2,204,609                -
         Other deferred tax assets                                                     348,395             341,436
                                                                                    ----------          ----------

                           Total deferred tax assets                                $6,257,503          $3,938,927


                                                                                       1999                1998
                                                                                    ----------          ----------
         Deferred tax liabilities-
         Financial statement basis of fixed assets in excess of
             tax basis                                                              $1,623,207          $1,557,765
         Recognized for financial reporting purposes but not
             for tax purposes-
                 Accretion on investments                                              190,711             207,828
                 Pension plan contribution                                             545,978             535,436
                 Net unrealized gain on investment in securities
                      available-for-sale                                                  -                819,209
         Other deferred tax liabilities                                                 11,783             115,224
                                                                                    ----------          ----------

                           Total deferred tax liabilities                            2,371,679           3,235,462
                                                                                    ----------          ----------

         Valuation allowance                                                            (3,173)            (34,094)
                                                                                    ----------          ----------

                      Net deferred tax asset                                        $3,882,651          $  669,371
                                                                                    ==========          ==========


At December 31, 1999, the First National Bank in Cleburne ("Cleburne"), a subsidiary bank, had a net operating loss carryforward for federal income tax purposes of approximately $714,000. In its consolidated return, subject to certain yearly limitations, the Company can utilize Cleburne's pre-acquisition net operating loss carryforward to offset future consolidated taxable income only to the extent Cleburne has future taxable income. If not used, the net operating loss carryforward expires as follows: $349,000 in 2002, and $365,000 in 2005.

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

Estimated fair values have been determined by the Company using the best available data, as generally provided in the Company's regulatory reports, and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the recorded book balances. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1999 and 1998, were as follows:

         o Financial instruments actively traded in a secondary market have been valued using quoted available market prices.


                                                           Estimated                          Recorded
                                                             Fair                               Book
                                                             Value                             Balance
                                                 -----------------------------      ------------------------------
                                                     1999              1998              1999              1998
                                                 ------------    -------------      ------------     -------------
         Cash and due from banks                 $119,228,650    $  84,237,577      $119,228,650     $  84,237,577
         Federal funds sold                        68,741,408      116,091,417        68,741,408       116,091,417
         Interest-bearing deposits in banks             4,080          203,911             4,080           203,911
         Investment in securities                 648,261,907      630,840,188       656,217,755       625,890,869
         Securities sold under agreements
             to repurchase                          9,637,734          386,958         9,637,734           386,958


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


                                                           Estimated                          Recorded
                                                             Fair                               Book
                                                             Value                             Balance
                                               -------------------------------    --------------------------------
                                                     1999              1998              1999              1998
                                               --------------     ------------    --------------      ------------
         Deposits with stated maturities       $  511,535,742     $536,329,398    $  512,254,716      $533,565,174
         Deposits with no stated
             maturities                         1,012,449,730      971,290,666     1,012,449,730       971,290,666
         Net loans                                786,036,737      776,056,313       788,337,783       770,555,967


Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

The Company's remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required nor has the Company estimated its value. There is no material difference between the notional amount and the estimated fair value of off-balance-sheet unfunded loan commitments which total approximately $107,993,000 and $195,719,000 at December 31, 1999 and 1998, respectively, and are generally priced at market at the time of funding. Standby letters of credit discussed in Note 10 have an estimated fair value based on fees currently charged for similar agreements. December 31, 1999, 1998, and 1997 fees related to the unexpired term of the standby letters of credit are not significant.

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


9.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

The Company is engaged in legal actions arising from the normal course of business. In management's opinion, the Company has adequate legal defenses with respect to these actions, and the resolution of these matters will have no material adverse effects upon the results of operations or financial condition of the Company.

The Company leases a portion of its bank premises and equipment under operating leases and is a lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,336,000, $1,436,000, and $1,341,000 for the years ended December 31, 1999, 1998, and
1997, respectively. At December 31, 1999, approximate future minimum lease commitments, net of lease receivables, are not significant.

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

                                                                   Contract or
                                                                 Notional Amount
                                                                 ---------------
   Financial instruments whose contract amounts
      represent credit risk-
         Commitments to extend credit                              $107,993,000
         Standby letters of credit                                    4,418,000

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

The following table provides a reconciliation of the plan's benefit obligations and fair value of plan assets over the two-year period ended December 31, 1999, and a statement of the funded status as of December 31, 1999 and 1998:


                                                                                        1999              1998
                                                                                    ------------      ------------
         Reconciliation of benefit obligations-
             Benefit obligation at January 1                                        $ 10,376,211      $  8,279,256
             Service cost - benefits earned during the period                            874,008           690,383
             Interest cost on projected benefit obligation                               725,205           637,149
             Plan amendment for retirees                                                  -                283,779
             Actuarial (gain) loss                                                      (738,685)        1,007,861
             Benefits paid                                                              (442,901)         (522,217)
                                                                                    ------------      ------------

             Benefit obligation at December 31                                        10,793,838        10,376,211
                                                                                    ------------      ------------

         Reconciliation of fair value of plan assets-
             Fair value of plan assets at January 1                                    9,981,047         9,583,507
             Actual return on plan assets                                              1,249,409           338,264
             Employer contributions                                                      907,708           581,493
             Benefits paid                                                              (442,901)         (522,217)
                                                                                    ------------      ------------

             Fair value of plan at December 31                                        11,695,263         9,981,047
                                                                                    ------------      ------------

         Funded status-
             Funded status at December 31                                                901,425          (395,164)
             Unrecognized loss from past experience different
                  than that assumed and effects of changes in
                  assumptions                                                            618,632         1,645,964
             Unrecognized prior-service cost                                             247,857           265,818
                                                                                    ------------      ------------

         Net amount recognized (prepaid pension cost included
             in other assets)                                                       $  1,767,914      $  1,516,618
                                                                                    ============      ============


Net periodic pension cost for the years ended December 31, 1999, 1998, and 1997, included the following components:


                                                                                 Year Ended December 31,
                                                                     ---------------------------------------------
                                                                        1999             1998              1997
                                                                     ---------         ---------       -----------
         Service cost - benefits earned during the period            $ 874,008         $ 690,383       $   636,371
         Interest cost on projected benefit obligation                 725,205           637,149           560,262
         Expected return on plan assets                               (993,649)         (867,303)         (730,486)
         Amortization of transition asset                              -                 -                (131,387)
         Amortization of prior-service cost                             17,961            17,961           -
         Amortization of unrecognized net loss                          32,887           -                 -
                                                                     ---------         ---------       -----------

         Net periodic pension cost                                   $ 656,412         $ 478,190       $   334,760
                                                                     =========         =========       ===========


The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:


                                                                            1999            1998          1997
                                                                            ----            ----          ----
         Weighted average discount rate                                     7.5%            6.75%         7.5%
         Rate of increase in future compensation levels                      4%              4%            4%
         Expected long-term rate of return on assets                        8.5%            8.5%          8.5%


As of December 31, 1999 and 1998, the fair value of the plan's assets included Company stock valued at approximately $303,000 and $345,000, respectively.

The Company's pension plan was amended as of February 1, 1998, to increase benefit payments to retired participants. The effect of the amendment was to increase the pension benefit obligation by $283,779. The prior-service costs related to the amendment are amortized on a straight-line basis over the average remaining service period of the active participants.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company's contributions over a seven-year period. Costs related to the Company's defined contribution plan totaled $2,111,000, $2,027,000, and $1,824,000 in 1999, 1998, and 1997, respectively.


13.  DIVIDENDS FROM SUBSIDIARIES:
     ----------------------------

At  December  31,  1999,   approximately   $18,600,000  was  available  for  the
declaration of dividends by the Company's subsidiary banks without the prior approval of regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined), to average assets (as defined). Management believes as of December 31, 1999 and 1998, that Bankshares and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 1999 and 1998, the most recent notification from each respective subsidiaries' primary regulator categorized each of Bankshares' subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the institutions' category. Bankshares' and its significant subsidiaries' actual capital amounts and ratios are presented in the table below:


                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                      For Capital              Prompt Corrective
                                               Actual              Adequacy Purposes:          Action Provisions:
                                      ----------------------    ----------------------     -------------------------
                                         Amount         Ratio       Amount       Ratio         Amount         Ratio
                                      -------------      ---    --------------   -----     --------------     ------
As of December 31, 1999:
    Total Capital (to Risk-Weighted
      Assets):
      Consolidated                    $ 171,537,000      18%    =>$ 75,680,000   => 8%           N/A             N/A
      First National Bank of Abilene  $  57,611,000      16%    =>$ 28,481,000   => 8%     =>$ 35,602,000     => 10%
      San Angelo National Bank        $  25,675,000      18%    =>$ 11,117,000   => 8%     =>$ 13,896,000     => 10%
      Weatherford National Bank       $  16,786,000      18%    =>$  7,507,000   => 8%     =>$  9,384,000     => 10%

    Tier I Capital (to Risk-Weighted
      Assets):
      Consolidated                    $ 162,599,000      17%    =>$ 37,840,000   => 4%           N/A             N/A
      First National Bank of Abilene  $  54,386,000      15%    =>$ 14,241,000   => 4%     =>$ 21,361,000     =>  6%
      San Angelo National Bank        $  24,440,000      18%    =>$  5,558,000   => 4%     =>$  8,338,000     =>  6%
      Weatherford National Bank       $  15,925,000      17%    =>$  3,754,000   => 4%     =>$  5,630,000     =>  6%

    Tier I Capital (to Average
      Assets):
      Consolidated                    $ 162,599,000      10%    =>$ 50,681,000   => 3%           N/A             N/A
      First National Bank of Abilene  $  54,386,000       9%    =>$ 18,806,000   => 3%     =>$ 31,344,000     =>  5%
      San Angelo National Bank        $  24,440,000       9%    =>$  8,132,000   => 3%     =>$ 13,553,000     =>  5%
      Weatherford National Bank       $  15,925,000       9%    =>$  5,196,000   => 3%     =>$  8,660,000     =>  5%



                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                      For Capital              Prompt Corrective
                                               Actual              Adequacy Purposes:          Action Provisions:
                                      ----------------------    ----------------------     -------------------------
                                         Amount         Ratio       Amount       Ratio         Amount         Ratio
                                      -------------      ---    --------------   -----     --------------     ------
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


15.  STOCK OPTION PLAN:
     ------------------

The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 1999, the Company had allocated 317,757 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the years ended December 31, 1999, 1998, and 1997, is presented in the table and narrative below:


                                                 1999                       1998                    1997
                                          -------------------       -------------------     --------------------
                                                      Wtd. Avg.                 Wtd. Avg.               Wtd. Avg.
                                          Shares      Ex. Price     Shares      Ex. Price    Shares     Ex. Price
                                          -------      ------       -------      ------     --------      ------
    Outstanding, beginning of year        136,708      $23.76       124,739      $16.79      165,810      $14.44
    Granted                                -             -           45,430       36.59        4,813       28.36
    Exercised                             (21,623)      16.57       (24,830)      11.81      (40,848)       8.46
    Canceled                               (4,585)      22.54        (8,631)      24.89       (5,036)      17.90
                                          -------      ------       -------      ------     --------      ------

    Outstanding, end of year              110,500      $25.22       136,708      $23.76      124,739      $16.79
                                          =======      ======       =======      ======      =======      ======

    Exercisable at end of year             48,791      $16.92        54,435      $15.77       45,064      $12.51
                                          =======      ======       =======      ======      =======      ======

    Weighted average fair value of
        options granted at date of issue                                   $10.92                      $10.84
                                                                           ======                      ======


The options outstanding at December 31, 1999, have exercise prices between $8.45 and $36.59 with a weighted average exercise price of $25.22 and a weighted average remaining contractual life of 6 years. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 1999, 1998 and 1997. The fair value of the options granted in 1998 and 1997 was estimated using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 5.86%; expected dividend yield of 2.48%; expected life of 5 years; and expected volatility of 27.81% for the 1998 grant and 29.49% for the 1997 grant.

16.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:
     -------------------------------------------------

Condensed Balance Sheets as of December 31, 1999 and 1998
---------------------------------------------------------


                                 ASSETS                                                1999              1998
                                 ------                                             ------------      ------------
      Cash in subsidiary bank                                                       $    214,168      $    638,625
      Interest-bearing deposits in banks                                              14,117,903         4,958,496
                                                                                    ------------      ------------

               Total cash and cash equivalents                                        14,332,071         5,597,121

      Investment in subsidiaries, at equity                                          166,077,563       165,903,291
      Goodwill, net                                                                      834,527           890,103
      Other assets                                                                     1,213,833           950,244
                                                                                    ------------      ------------

               Total assets                                                         $182,457,994      $173,340,759
                                                                                    ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

      Total liabilities                                                             $  3,795,051      $  3,891,501
      Shareholders' equity-
         Common stock                                                                 99,743,060        99,526,830
         Capital surplus                                                              60,517,351        60,375,373
         Retained earnings                                                            22,495,259         8,015,303
         Unrealized (loss) gain on investment in securities
             available-for-sale, net                                                  (4,092,727)        1,531,752
                                                                                    ------------      ------------

               Total shareholders' equity                                            178,662,943       169,449,258
                                                                                    ------------      ------------

               Total liabilities and shareholders' equity                           $182,457,994      $173,340,759
                                                                                    ============      ============

Condensed Statements of Earnings-
  For the Years Ended December 31, 1999, 1998, and 1997
  -----------------------------------------------------


                                                                      1999             1998              1997
                                                                   -----------       -----------       -----------
      Income-
         Cash dividends from subsidiary banks                      $21,729,622       $15,500,000       $16,350,000
         Excess of earnings over dividends of
             subsidiary banks                                        5,798,751         8,716,499         5,083,830
         Other income                                                  816,430           640,633         1,377,445
                                                                   -----------       -----------       -----------

                                                                    28,344,803        24,857,132        22,811,275
                                                                   -----------       -----------       -----------
      Expenses-
         Salaries and employee benefits                              1,041,660         1,002,919         1,220,436
         Other operating expenses                                    2,415,987         1,098,817           753,649
                                                                   -----------       -----------       -----------

                                                                     3,457,647         2,101,736         1,974,085
                                                                   -----------       -----------       -----------

      Earnings before income taxes                                  24,887,156        22,755,396        20,837,190

      Income tax benefit                                               803,385           498,543           189,269
                                                                   -----------       -----------       -----------

      Net earnings                                                 $25,690,541       $23,253,939       $21,026,459
                                                                   ===========       ===========       ===========


Condensed Statements of Cash Flows-
  For the Years Ended December 31, 1999, 1998, and 1997
  -----------------------------------------------------


                                                                      1999              1998              1997
                                                                   -----------      ------------      ------------
      Cash flows from operating activities-
        Net earnings                                               $25,690,541      $ 23,253,939      $ 21,026,459
        Adjustments to reconcile net earnings to net
         cash provided by operating activities-
           Excess of earnings over
               dividends of subsidiary banks                        (5,798,751)       (8,716,499)       (5,083,830)
           Depreciation                                                 28,566            31,269            38,802
           Discount accretion, net of premium
               amortization                                               -              (15,117)         (730,260)
           Amortization of goodwill                                     55,576            53,090            46,135
           Increase in other assets                                   (296,818)         (390,985)         (204,916)
           (Decrease) increase in liabilities                         (352,053)          117,783           237,572
                                                                   -----------      ------------      ------------

                  Net cash provided by operating
                      activities                                    19,327,061        14,333,480        15,329,962
                                                                   -----------      ------------      ------------

      Cash flows from investing activities-
        Capital expenditures                                             4,663           (48,519)          (54,638)
        Capital contribution to subsidiary                                -                 -          (28,000,000)
        Cash acquired in acquisition                                      -                 -              316,500
        Proceeds from maturities of securities                            -            1,510,000        74,088,129
        Purchases of securities                                           -           (1,494,883)      (54,711,342)
                                                                   -----------      ------------      ------------

                  Net cash provided by (used in)
                        investing activities                             4,663           (33,402)       (8,361,351)
                                                                   -----------      ------------      ------------

      Cash flows from financing activities-
        Proceeds of stock issuances                                    358,208           293,427           345,920
        Proceeds from debt                                                -                 -            6,200,000
        Repayments of debt                                                -           (4,700,000)       (1,500,000)
        Cash dividends paid                                        (10,954,982)       (9,113,679)       (7,993,195)
                                                                   -----------      ------------      ------------

                      Net cash used in financing activities        (10,596,774)      (13,520,252)       (2,947,275)
                                                                   -----------      ------------      ------------

      Net increase in cash and cash equivalents                      8,734,950           779,826         4,021,336

      Cash and cash equivalents, beginning of year                   5,597,121         4,817,295           795,959
                                                                   -----------      ------------      ------------

      Cash and cash equivalents, end of year                       $14,332,071      $  5,597,121      $  4,817,295
                                                                   ===========      ============      ============


17.  BUSINESS COMBINATIONS:
     ----------------------

In December 1998, the Company exchanged 411,683 shares of its common stock for substantially all of the outstanding shares of Cleburne State Bank ("Cleburne State"). The Cleburne State shareholders received 2.1073 shares of the Company's common stock for each share of Cleburne State common stock owned. The accompanying consolidated financial statements of the Company give effect to this business combination which has been accounted for as a pooling-of-interests. Accordingly, the accounts of Cleburne State have been combined with those of the Company to reflect the results of these companies on a combined basis for all periods presented. Certain reclassifications of the historical results of these companies have been made to conform with the 1998 and 1997 presentation. During the first quarter of 1999, Cleburne State Bank was merged into The First National Bank in Cleburne.

The Company's consolidated financial data for the years ended December 31, 1998 and 1997, have been restated as follows:


                                                                            Cleburne
                                                            Company          State            Combined
                                                          -----------      ----------        -----------
       Year ended December 31, 1998-
         Net interest income                              $62,005,218      $3,570,049        $65,575,267
         Net earnings                                      22,169,886       1,084,053         23,253,939

       Year ended December 31, 1997-
         Net interest income                              $56,423,615      $3,315,509        $59,739,124
         Net earnings                                      20,063,105         963,354         21,026,459


In November 1997, the Company exchanged 216,442 shares of its common stock for all the outstanding shares of Southlake Bancshares, Inc. ("Southlake") and its wholly owned subsidiary, Texas National Bank. The Southlake shareholders received 0.894 shares of the Company's common stock for each share of Southlake common stock owned. The consolidated financial statements of the Company for 1997 give effect to the merger, which was accounted for as a pooling-of-interests. Due to immateriality, the transaction was recorded as an adjustment to shareholders' equity as of January 1, 1997.

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

18.  CASH FLOW INFORMATION:
     ----------------------

Supplemental information on cash flows and noncash transactions is as follows:


                                                                               Year Ended December 31,
                                                                   ---------------------------------------------
                                                                      1999              1998             1997
                                                                   -----------       -----------    ------------
     Supplemental cash flow information-
       Interest paid                                               $43,625,728       $46,486,952    $ 40,902,991
       Federal income taxes paid                                    11,750,380        11,259,747      10,319,430

     Schedule of noncash investing and financing activities-
       Debt assumed in acquisition                                        -                 -          5,600,000
       Assets acquired through foreclosure                             417,800            78,720          40,585

     Purchase business combinations-
       Assets acquired                                                    -                 -         85,044,000
       Liabilities assumed                                                -                 -        155,747,000


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

10.5         --    1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998).

*21.1        --    Subsidiaries of the Registrant.

Item 601
Regulation S-K
Exhibit Reference
Number                                      Description
------             -------------------------------------------------------------
24.1         --    Power of  Attorney  (included  on  signature  page of this
                   Form 10-K).

27.1         --    Financial Data Schedule (included  in SEC-filed  copy only.)

---------------
*Filed herewith

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

San Angelo National Bank                Texas                       100%*
San Angelo, Texas

Weatherford National Bank               Texas                       100%*
Weatherford, Texas

Texas National Bank                     Texas                       100%*
Southlake, Texas


*    By First Financial Bankshares of Delaware, Inc.


     All subsidiaries (other than First Financial Investments, Inc. which, as of December 31, 1999, had not yet been formally organized) are included in the consolidated financial statements.