Form 10-Q
period 2000-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2000-05-11
CIK 36029

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from               to

Commission file number 0-7674
                       ------

                        FIRST FINANCIAL BANKSHARES, INC.
                        --------------------------------
             (Exact name of registrant as Specified in its charter)

                Texas                                          75-0944023
---------------------------------------------               -----------------
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
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2000.

             Class                                 Number of Shares Outstanding
             -----                                 ----------------------------
Common Stock, Par Value $10.00 Per Share                     9,974,306

                                TABLE OF CONTENTS

                                     PART I


                              FINANCIAL INFORMATION

    Item                                                                 Page
    ----                                                                 ----



      1.     Consolidated Financial Statements and Notes to
             Consolidated Financial Statements                             3


      2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10


      3.     Quantitative and Qualitative Disclosures About Market Risk   12


             Signatures                                                   13

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 2000 and 1999, and December 31, 1999, and the consolidated statements of earnings, comprehensive earnings and cash flows for the three months ended March 31, 2000 and 1999, and the changes in shareholders' equity for the year ended December 31, 1999 and three months ended March 31, 2000, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               March 31,
                                                                ---------------------------------------
                                                                        2000                 1999             December 31,
                                                                    (Unaudited)          (Unaudited)               1999
                                                                ------------------   ------------------   ------------------
   ASSETS
    Cash and due from banks                                     $       80,391,699   $       78,390,448   $      119,228,650
    Federal funds sold                                                  69,772,210          111,440,795           68,741,408
                                                                ------------------   ------------------   ------------------
        Cash and cash equivalents                                      150,163,909          189,831,243          187,970,058

    Interest-bearing deposits in banks                                     104,136              203,955                4,080
    Investment in securities:
        Securities held-to-maturity (market value of
         $418,381,256 and $426,154,334 at March 31, 2000
         and 1999, respectively, and $414,407,070 at
         December 31, 1999)                                            425,921,492          422,816,569          422,362,918
        Securities available-for-sale, at market value                 244,942,097          211,588,088          233,854,837
                                                                ------------------   ------------------   ------------------
                   Total investment securities                         670,863,589          634,404,657          656,217,755

    Loans                                                              807,751,947          773,296,311          797,275,325
         Less:     Allowance for loan losses                             9,286,278            8,994,091            8,937,542
                                                                ------------------   ------------------   ------------------
    Net loans                                                          798,465,669          764,302,220          788,337,783

    Bank premises and equipment, net                                    41,017,056           41,653,243           41,536,094
    Goodwill, net                                                       19,746,330           21,531,458           20,156,671
    Other assets                                                        28,062,765           25,182,222           29,146,756
                                                                ------------------   ------------------   ------------------

   TOTAL ASSETS                                                 $    1,708,423,454   $    1,677,108,998   $    1,723,369,197
                                                                ==================   ==================   ==================

   LIABILITIES
    Noninterest-bearing deposits                                $      328,121,854   $      315,340,653   $      340,513,737
    Interest-bearing deposits                                        1,171,467,775        1,174,202,965        1,184,190,709
                                                                ------------------   ------------------   ------------------
        Total deposits                                               1,499,589,629        1,489,543,618        1,524,704,446

    Dividends payable                                                    2,992,292            2,737,950            2,992,292
    Securities sold under agreements to repurchase                      13,109,015              219,629            9,637,734
    Other liabilities                                                   10,319,135           12,434,896            7,371,782
                                                                ------------------   ------------------   ------------------

        Total liabilities                                            1,526,010,071        1,504,936,093        1,544,706,254
                                                                ------------------   ------------------   ------------------

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY
    Common stock - $10 par value; authorized
        20,000,000 shares; issued and outstanding 9,974,306
        and 9,956,183 shares at March 31, 2000 and 1999,
        respectively, and 9,974,306 at December 31, 1999                99,743,060           99,561,830           99,743,060
    Capital surplus                                                     60,517,351           60,395,373           60,517,351
    Retained earnings                                                   26,249,480           11,403,896           22,495,259
    Unrealized (loss) gain on investment in securities
      available-for-sale, net                                           (4,096,508)             811,806           (4,092,727)
                                                                ------------------   ------------------   ------------------

        Total shareholders' equity                                     182,413,383          172,172,905          178,662,943
                                                                ------------------   ------------------   ------------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $    1,708,423,454   $    1,677,108,998   $    1,723,369,197
                                                                ==================   ==================   ==================

 See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                                           Three Months Ended
                                                                                March 31,
                                                                 --------------------------------------
                                                                        2000                 1999
                                                                 -----------------    -----------------
INTEREST INCOME
    Interest and fees on loans                                   $      17,648,788    $      16,916,130
    Interest on investment securities:
       Taxable                                                           8,300,400            7,909,394
       Exempt from federal income tax                                    1,409,955            1,107,038
    Interest on federal funds sold and interest-bearing
       deposits in banks                                                   899,720            1,096,724
                                                                 -----------------    -----------------
      Total interest income                                             28,258,863           27,029,286

INTEREST EXPENSE
    Interest-bearing deposits                                           11,129,124           10,741,005
    Other                                                                  154,976                5,499
                                                                 -----------------    -----------------
      Total interest expense                                            11,284,100           10,746,504
                                                                 -----------------    -----------------

NET INTEREST INCOME                                                     16,974,763           16,282,782
    Provision for loan losses                                              740,750              470,000
                                                                 -----------------    -----------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                           16,234,013           15,812,782

NONINTEREST INCOME
    Trust department income                                              1,346,238            1,238,295
    Service fees on deposit accounts                                     3,387,995            3,123,369
    Real estate mortgage fees                                              232,026              365,057
    Other                                                                1,500,194            1,333,783
                                                                 -----------------    -----------------
      Total noninterest income                                           6,466,453            6,060,504

NONINTEREST EXPENSE
    Salaries and employee benefits                                       6,831,209            6,752,768
    Net occupancy expense                                                  874,280              987,911
    Equipment expense                                                    1,013,763            1,006,959
    Goodwill amortization                                                  410,342              412,376
    Other expenses                                                       3,810,185            3,807,853
                                                                 -----------------    -----------------
      Total noninterest expense                                         12,939,779           12,967,867
                                                                 -----------------    -----------------

EARNINGS BEFORE INCOME TAXES                                             9,760,687            8,905,419
    Income tax expense                                                   3,014,174            2,778,875
                                                                 -----------------    -----------------

NET EARNINGS                                                     $       6,746,513    $       6,126,544
                                                                 =================    =================


EARNINGS PER SHARE, BASIC                                        $            0.68    $            0.62

EARNINGS PER SHARE, ASSUMING DILUTION                            $            0.68    $            0.61

DIVIDENDS PER SHARE                                              $            0.30    $           0.275

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                                          Three Months Ended
                                                                                March 31,
                                                                   -----------------------------------
                                                                         2000               1999
                                                                   ---------------     ---------------
NET EARNINGS                                                       $     6,746,513     $     6,126,544

    OTHER ITEMS OF COMPREHENSIVE EARNINGS

       Change in unrealized gain (loss) on investment in
           securities available-for-sale, before income taxes               (5,817)         (1,107,609)
                                                                   ---------------     ---------------

              Total other items of comprehensive earnings                   (5,817)         (1,107,609)
                                                                   ---------------     ---------------

OTHER COMPREHENSIVE EARNINGS, BEFORE INCOME TAXES                        6,740,696           5,018,935

       Income tax benefit related to other
           items of comprehensive earnings                                  (2,036)           (387,663)
                                                                   ---------------     ---------------


COMPREHENSIVE EARNINGS                                             $     6,742,732     $     5,406,598
                                                                   ===============     ===============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                      Unrealized
                                                                                                     Gain (Loss)on
                                                                                                      Investment
                                                Common Stock                                           Securities       Total
                                         ---------------------------      Capital        Retained      Available     Shareholders'
                                           Shares          Amount         Surplus        Earnings     For Sale, Net     Equity
                                         ---------      ------------    ------------   ------------   ------------   -------------

Balances at December 31, 1998            9,952,683      $ 99,526,830    $ 60,375,373   $  8,015,303   $  1,531,752   $ 169,449,258

    Net earnings                                 -                 -               -     25,690,541              -      25,690,541

    Stock issuances                         21,623           216,230         141,978              -              -         358,208

    Cash dividends declared,
      $1.125 per share                           -                 -               -    (11,210,585)             -     (11,210,585)

    Change in unrealized gain (loss)
      on investment securities
      available-for-sale, net                    -                 -               -              -     (5,624,479)     (5,624,479)
                                         ---------      ------------    ------------   ------------   ------------   -------------

Balances at December 31, 1999            9,974,306        99,743,060      60,517,351     22,495,259     (4,092,727)    178,662,943

    Net earnings                                 -                 -               -      6,746,513              -       6,746,513

    Cash dividends declared,
      $.30 per share                             -                 -               -     (2,992,292)             -      (2,992,292)

    Change in unrealized gain (loss)
      on investment securities
      available-for-sale, net                    -                 -               -              -         (3,781)         (3,781)
                                         ---------      ------------    ------------   ------------   ------------   -------------


Balances at March 31, 2000 (unaudited)   9,974,306      $ 99,743,060    $ 60,517,351   $ 26,249,480   $ (4,096,508)  $ 182,413,383
                                         =========      ============    ============   ============   ============   =============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                           Three Months Ended
                                                                                 March 31,
                                                                     --------------------------------
                                                                          2000               1999
                                                                     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                    $   6,746,513      $   6,126,544
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation and amortization                                   1,443,062          1,394,625
         Provision for loan losses                                         740,750            470,000
         Premium amortization, net of discount accretion                   465,778            696,057
         Gain on sale of  assets                                            (7,382)          (155,269)
         Deferred federal income tax expense                                 1,203            170,465
         Decrease in other assets                                        1,271,994            294,635
         Increase in other liabilities                                   2,947,353          3,261,766
                                                                     -------------      -------------
             Total adjustments                                           6,862,758          6,132,279
                                                                     -------------      -------------
       Net cash provided by operating activities                        13,609,271         12,258,823

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest-bearing deposits in banks                   (100,056)               (44)
     Activity in available-for-sale securities
         Sales                                                                   -          3,485,999
         Maturities                                                      2,792,856         11,812,106
         Purchases                                                     (14,103,351)       (13,795,943)
     Activity in held-to-maturity securities
         Maturities                                                     24,495,787         42,015,175
         Purchases                                                     (28,302,721)       (53,834,791)
     Net (increase) decrease in loans                                  (11,109,990)         5,619,052
     Capital expenditures                                                 (518,482)          (688,887)
     Proceeds from sale of assets                                           66,365            837,000
                                                                     -------------      -------------
       Net cash used in investing activities                           (26,779,592)        (4,550,333)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-bearing deposits                      (12,391,883)       (19,378,479)
     Net (decrease) increase in interest-bearing deposits              (12,722,934)         4,066,257
     Net increase in securities sold under agreements to repurchase      3,471,281                  -
     Net decrease in other short-term borrowings                                 -           (212,329)
     Proceeds from stock issuances                                               -             55,000
     Dividends paid                                                     (2,992,292)        (2,736,690)
                                                                     -------------      -------------
       Net cash used in financing activities                           (24,635,828)       (18,206,241)
                                                                     -------------      -------------

     Net decrease in cash and cash equivalents                         (37,806,149)       (10,497,751)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         187,970,058        200,328,994
                                                                     -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 150,163,909      $ 189,831,243
                                                                     =============      =============
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid                                                   $  11,554,123      $  11,053,473
     Federal income tax paid                                                     -            530,000
     Assets acquired through foreclosure                                   241,353            192,815


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

    In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

Note 2 - Earnings Per Share

    Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the quarters ended March 31, 2000 and 1999, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended March 31, 2000 and 1999, were 9,974,306 and 9,953,794 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended March 31, 2000 and 1999, were 10,006,257 and 9,996,399 shares, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results
-----------------

Net income for the first quarter 2000 totaled $6.7 million, an increase of $600 thousand, or 10.1% over earnings of $6.1 million for the same period last year. Higher net interest income and noninterest income were the primary factors contributing to the improved earnings. On a per share basis, earnings amounted to $ .68 per share as compared to $ .62 per share for first quarter 1999. Return on average assets and return on average equity for the first quarter 2000 amounted to 1.60% and 15.18%, respectively. For the same period in 1999, return on average assets and return on average equity amounted to 1.49% and 14.78%, respectively.

Tax-equivalent net interest income for the first quarter 2000 amounted to $17.6 million as compared to $16.8 million for the same period last year. The increase for 2000 was attributable to a $27 million increase in average earning assets and an improved net interest yield which amounted to 4.64% as compared to 4.53% for the first quarter last year.

The provision for loan losses for the first quarter 2000 totaled $741 thousand as compared to $470 thousand for the first quarter last year. Net charge offs for the first quarter totaled $392 thousand which, on an annualized basis, amounted to .20% of average loans as compared to .27% for the full year of 1999. At March 31, 2000, the allowance for loan losses amounted to 485.6% of nonperforming loans and 1.15% of total loans, which was considered by Management to be adequate.

Total noninterest income for the first quarter was $6.5 million, an increase of $406 thousand, or 6.7%, over the same period last year. Service fees on deposit accounts were up $265 thousand, or 8.5%, and were the primary factor for the overall improvement in noninterest income. The increase in deposit service fees resulted primarily from increased transaction volume.

Noninterest expense for the first quarter 2000 amounted to $12.9 million which was $29 thousand below the same period last year. Salaries and employee benefits expense were up $78 thousand, or 1.2%. Net occupancy expense decreased $114 thousand and resulted primarily from lower depreciation and repairs and maintenance expense. The Company's key indicator of operating efficiency, noninterest expense as a percent of net interest income on a tax-equivalent basis and noninterest income, was 53.61% for the first quarter as compared to 56.69% for the first quarter in 1999.

Balance Sheet Review
--------------------

Total assets at March 31, 2000, amounted to $1.708 billion as compared to $1.723 billion at December 31, 1999, and $1.677 billion at March 31, 1999. The March 31, 2000, decline in total assets from the year-end 1999 balance reflects a seasonal decrease in total deposits. The balance sheets presented reflect normal recurring adjustments and accruals.

Loans at March 31, 2000, net of unearned discount, totaled $808 million as compared to $797 million at year-end 1999 and $773 million at March 31, 1999. As compared to year-end 1999 amounts, loans at March 31, 2000, reflect (i) a $7 million decrease in commercial, financial and agricultural loans; (ii) a $13 million increase in real estate loans; and (iii) a $5 million increase in loans to individuals. Investment securities at March 31, 2000, totaled $671 million as compared to $656 million at year-end 1999 and $634 million at March 31, 1999. The net unrealized gain in the investment portfolio at March 31, 2000, amounted to $13.8 million. With an overall yield of 6.26%, the investment portfolio continues to provide a positive contribution to the Company's earnings. At March 31, 2000, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment securities at March 31, 2000, included structured notes with an amortized cost of $2.0 million and an approximate market value of $1.9 million. Total deposits at March 31, 2000, amounted to $1.500 billion as compared to $1.525 billion at year-end 1999 and $1.490 billion at March 31, 1999. The decrease from December 31, 1999, is considered seasonal and not indicative of a downward trend in total deposits.

Nonperforming assets at March 31, 2000, totaled $1.9 million as compared to $2.1 million at December 31, 1999. The decrease resulted primarily from a $288 thousand decrease in nonaccrual loans. At .24% of loans plus foreclosed assets, Management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 8 of this report. At March 31, 2000, the parent company had no debt outstanding under its $25 million line of credit with an unaffiliated financial institution. Total equity capital amounted to $182.4 million at March 31, 2000, which was up from $178.7 million at year-end 1999 and $172.2 million at March 31, 1999. The Company's risk-based capital and leverage ratios at March 31, 2000, were 18.60% and 9.93%, respectively. The first quarter 2000 cash dividend of $0.30 per share totaled $3.0 million and represented 44.4% of first quarter earnings. On April 25, 2000, the Company declared a $0.33 per share cash dividend payable July 1, 2000.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. Each subsidiary bank has an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analyses are among the ways that the subsidiary banks track interest rate risk. Since year-end 1999, there has been no material change in the Company's interest rate risk.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk. The Company has procedures to monitor market risk and has determined that no material changes in market risk have occurred since December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                FIRST FINANCIAL BANKSHARES, INC.


Date: May 11, 2000                              By: /S/CURTIS R. HARVEY
      ------------                                  -------------------
                                                    Curtis R. Harvey
                                                    Executive Vice President and
                                                    Chief Financial Officer




Date: May 11, 2000                              By: /S/SANDY LESTER
      ------------                                  ---------------
                                                    Sandy Lester
                                                    Secretary-Treasurer