Form 10-Q
period 2000-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2000-08-10
CIK 36029

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

         Washington, D.C.  20549

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from          to

Commission file number 0-7674
                       ------

                        FIRST FINANCIAL BANKSHARES, INC.
                        --------------------------------
         (Exact name of registrant as Specified in its charter)

               Texas                                      75-0944023
---------------------------------------------        -------------------
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
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2000.

           Class                                   Number of Shares Outstanding
           -----                                   ----------------------------
Common Stock, Par Value $10.00 Per Share                       9,976,453

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

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 2000 and 1999, and December 31, 1999, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2000 and 1999, and the changes in shareholders' equity for the year ended December 31, 1999 and six months ended June 30, 2000, and the cash flows for the six months ended June 30, 2000 and 1999, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,
                                                                       ----------------------------------
                                                                             2000                              December 31,
                                                                         (Unaudited)           1999                1999
                                                                       ---------------    ---------------    ---------------
ASSETS
    Cash and due from banks                                            $    78,551,793    $    73,661,442    $   119,228,650
    Federal funds sold                                                      30,206,548         95,170,912         68,741,408
                                                                       ---------------    ---------------    ---------------
       Cash and cash equivalents                                           108,758,341        168,832,354        187,970,058

    Interest-bearing deposits in banks                                         104,199            204,001              4,080
    Investment securities:
       Securities held-to-maturity (market value of
       $414,828,996 and $426,988,041 at June 30, 2000
       and 1999, and $414,407,070 at December 31, 1999)                    423,573,107        434,791,682        422,362,918
       Securities available-for-sale, at market value                      248,557,951        211,588,088        233,854,837
                                                                       ---------------    ---------------    ---------------
                  Total investment securities                              672,131,058        646,379,770        656,217,755

    Loans                                                                  812,147,143        769,581,429        797,275,325
        Less:     Allowance for loan                                         9,587,639          9,221,191          8,937,542
                                                                       ---------------    ---------------    ---------------
    Net loans                                                              802,559,504        760,360,238        788,337,783

    Bank premises and equipment, net                                        40,388,723         41,515,926         41,536,094
    Goodwill, net                                                           19,335,988         20,977,354         20,156,671
    Other assets                                                            29,429,903         26,224,021         29,146,756
                                                                       ---------------    ---------------    ---------------

TOTAL ASSETS                                                           $ 1,672,707,716    $ 1,664,493,664    $ 1,723,369,197
                                                                       ===============    ===============    ===============

LIABILITIES
    Noninterest-bearing deposits                                       $   325,657,904    $   317,357,809    $   340,513,737
    Interest-bearing deposits                                            1,134,688,021      1,158,624,543      1,184,190,709
                                                                       ---------------    ---------------    ---------------
       Total deposits                                                    1,460,345,925      1,475,982,352      1,524,704,446

    Dividends payable                                                        3,292,229          2,739,548          2,992,292
    Securities sold under agreements to repurchase                          14,486,306          4,607,868          9,637,734
    Other liabilities                                                        8,399,083          7,868,599          7,371,782
                                                                       ---------------    ---------------    ---------------

       Total liabilities                                                 1,486,523,543      1,491,198,367      1,544,706,254
                                                                       ---------------    ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock - $10 par  value;  authorized
       20,000,000 shares; issued and outstanding 9,976,453
       and 9,961,981 shares at June 30, 2000 and 1999, respectively,
       and 9,974,306 shares at December 31, 1999                            99,764,530         99,619,810         99,743,060
    Capital surplus                                                         60,535,858         60,411,109         60,517,351
    Retained earnings                                                       30,085,817         15,136,712         22,495,259
    Unrealized loss on investment securities available-for-sale, net        (4,202,032)        (1,872,334)        (4,092,727)
                                                                       ---------------    ---------------    ---------------

       Total shareholders' equity                                          186,184,173        173,295,297        178,662,943
                                                                       ---------------    ---------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 1,672,707,716    $ 1,664,493,664    $ 1,723,369,197
                                                                       ===============    ===============    ===============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                                                Three Months Ended          Six Months Ended
                                                                                     June 30,                    June 30,
                                                                            -------------------------   -------------------------
                                                                               2000          1999          2000           1999
                                                                            -----------   -----------   -----------   -----------
INTEREST INCOME
    Interest and fees on loans                                              $18,359,511   $16,755,126   $36,008,300   $33,671,257
    Interest on investment securities:
       Taxable                                                                8,431,214     7,969,941    16,731,616    15,879,335
       Exempt from federal income tax                                         1,421,235     1,135,561     2,831,189     2,242,598
    Interest on federal funds sold and interest-bearing deposits in banks       955,593     1,278,313     1,855,313     2,375,037
                                                                            -----------   -----------   -----------   -----------
      Total interest income                                                  29,167,553    27,138,941    57,426,418    54,168,227

INTEREST EXPENSE
    Interest-bearing deposits                                                11,522,982    10,602,452    22,652,108    21,343,459
    Other                                                                       215,183        32,722       370,158        38,221
                                                                            -----------   -----------   -----------   -----------
      Total interest expense                                                 11,738,165    10,635,174    23,022,266    21,381,680
                                                                            -----------   -----------   -----------   -----------

NET INTEREST INCOME                                                          17,429,388    16,503,767    34,404,152    32,786,547
    Provision for loan losses                                                   419,500       308,000     1,160,250       778,000
                                                                            -----------   -----------   -----------   -----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                                17,009,888    16,195,767    33,243,902    32,008,547

NONINTEREST INCOME
    Trust department income                                                   1,397,284     1,262,114     2,743,522     2,500,409
    Service fees on deposit accounts                                          3,542,862     3,287,215     6,931,232     6,410,584
    Real estate mortgage fees                                                   263,783       346,666       495,809       711,723
    Other                                                                     1,058,504     1,281,536     2,558,335     2,740,278
                                                                            -----------   -----------   -----------   -----------
      Total noninterest income                                                6,262,433     6,177,531    12,728,898    12,362,994

NONINTEREST EXPENSE
    Salaries and employee benefits                                            6,794,304     6,763,138    13,625,513    13,515,907
    Net occupancy expense                                                       895,994       962,040     1,770,271     1,949,951
    Equipment expense                                                         1,059,775     1,026,816     2,073,537     2,044,056
    Goodwill amortization                                                       410,341       408,546       820,683       820,922
    Other expenses                                                            3,763,136     3,798,224     7,573,338     7,720,756
                                                                            -----------   -----------   -----------   -----------
      Total noninterest expense                                              12,923,550    12,958,764    25,863,342    26,051,592
                                                                            -----------   -----------   -----------   -----------

EARNINGS BEFORE INCOME TAXES                                                 10,348,771     9,414,534    20,109,458    18,319,949
    Income tax expense                                                        3,220,204     2,942,162     6,234,379     5,721,037
                                                                            -----------   -----------   -----------   -----------

NET EARNINGS                                                                $ 7,128,567   $ 6,472,372   $13,875,079   $12,598,912
                                                                            ===========   ===========   ===========   ===========


EARNINGS PER SHARE, BASIC                                                   $      0.71   $      0.65   $      1.39   $      1.27

EARNINGS PER SHARE, ASSUMING DILUTION                                       $      0.71   $      0.65   $      1.39   $      1.27

DIVIDENDS PER SHARE                                                         $      0.33   $     0.275   $      0.63   $      0.55


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                                        Three Months Ended              Six Months Ended
                                                                              June 30,                       June 30,
                                                                     --------------------------    ----------------------------
                                                                         2000          1999             2000           1999
                                                                     -----------    -----------    ------------    ------------

NET EARNINGS                                                         $ 7,128,567    $ 6,472,372    $ 13,875,079    $ 12,598,912

 OTHER ITEMS OF COMPREHENSIVE EARNINGS

   Change in unrealized gain (loss) on investment
     securities available-for-sale, before income taxes                 (162,345)    (2,684,140)       (168,162)     (5,237,055)
                                                                     -----------    -----------    ------------    ------------

        Total other items of comprehensive earnings                     (162,345)    (2,684,140)       (168,162)     (5,237,055)
                                                                     -----------    -----------    ------------    ------------

OTHER COMPREHENSIVE EARNINGS, BEFORE INCOME TAXES                      6,966,222      3,788,232      13,706,917       7,361,857

   Income tax benefit related to other
      items of comprehensive earnings                                    (56,821)      (939,449)        (58,857)     (1,832,969)
                                                                     -----------    -----------    ------------    ------------


COMPREHENSIVE EARNINGS                                               $ 7,023,043    $ 4,727,681    $ 13,765,774    $  9,194,826
                                                                     ===========    ===========    ============    ============


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                   Unrealized
                                                                                                 Gain (Loss) on
                                                                                                   Investment
                                              Common Stock                                         Securities         Total
                                          -----------------------     Capital       Retained        Available      Shareholders'
                                            Shares       Amount       Surplus       Earnings       For Sale, Net      Equity
                                          ---------   -----------   -----------    -----------     -----------     ------------
Balances at December 31, 1998             9,952,683   $99,526,830   $60,375,373    $ 8,015,303     $ 1,531,752     $169,449,258

       Net earnings                            --            --            --       25,690,541            --         25,690,541

       Stock issuances                       21,623       216,230       141,978           --              --            358,208

       Cash dividends declared,
         $1.125 per share                      --            --            --      (11,210,585)           --        (11,210,585)

       Change in unrealized gain (loss)
       on investment securities
        available-for-sale, net                --            --            --             --        (5,624,479)      (5,624,479)
                                          ---------   -----------   -----------    -----------     -----------     ------------

Balances at December 31, 1999             9,974,306    99,743,060    60,517,351     22,495,259      (4,092,727)     178,662,943

       Net earnings                            --            --            --       13,875,079            --         13,875,079

       Stock issuances                        2,147        21,470        18,507           --              --             39,977

       Cash dividends declared,
         $.63 per share                        --            --            --       (6,284,521)           --         (6,284,521)

       Change in unrealized gain (loss)
       on investment securities
        available-for-sale, net                --            --            --             --          (109,305)        (109,305)
                                          ---------   -----------   -----------    -----------     -----------     ------------


Balances at June 30, 2000(unaudited)      9,976,453   $99,764,530   $60,535,858    $30,085,817     $(4,202,032)    $186,184,173
                                          =========   ===========   ===========    ===========     ===========     ============


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                 -----------------------------
                                                                                                     2000             1999
                                                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                                $ 13,875,079     $ 12,598,912
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation and amortization                                                              2,881,036        2,983,454
         Provision for loan losses                                                                  1,160,250          778,000
         Premium amortization, net of discount accretion                                              946,028        1,359,308
         Gain on sale of  assets                                                                       (6,083)        (227,009)
         Deferred federal income tax expense                                                           58,024           71,289
         (Increase) decrease in other assets                                                         (211,583)         853,598
         Increase (decrease) in other liabilities                                                   1,027,301       (1,219,531)
                                                                                                 ------------     ------------
             Total adjustments                                                                      5,854,973        4,599,109
                                                                                                 ------------     ------------
       Net cash provided by operating activities                                                   19,730,052       17,198,021

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest-bearing deposits in banks                                              (100,119)             (90)
     Activity in available-for-sale securities
       Maturities                                                                                   5,952,639       23,183,580
       Purchases                                                                                  (20,981,825)     (32,696,733)
     Activity in held-to-maturity securities
       Maturities                                                                                  39,785,258       67,025,072
       Purchases                                                                                  (41,783,566)     (84,597,183)
     Net (increase) decrease in loans                                                             (15,649,135)       9,262,515
     Capital expenditures                                                                            (917,081)      (1,690,550)
     Proceeds from sale of assets                                                                     206,616          947,235
                                                                                                 ------------     ------------
       Net cash used in investing activities                                                      (33,487,213)     (18,566,154)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-bearing deposits                                                 (14,855,833)     (17,361,323)
     Net decrease in interest-bearing deposits                                                    (49,502,688)     (11,512,165)
     Net increase in securities sold under agreements to repurchase                                 4,848,572        4,090,910
     Proceeds from stock issuances                                                                     39,977          128,716
     Dividends paid                                                                                (5,984,584)      (5,474,644)
                                                                                                 ------------     ------------
       Net cash used in financing activities                                                      (65,454,556)     (30,128,506)
                                                                                                 ------------     ------------

     Net decrease in cash and cash equivalents                                                    (79,211,717)     (31,496,640)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    187,970,058      200,328,994
                                                                                                 ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $108,758,341     $168,832,354
                                                                                                 ============     ============
SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid                                                                               $  23,138,254    $ 21,785,532
     Federal income tax paid                                                                         6,702,275       6,085,614
     Assets acquired through foreclosure                                                               267,164         260,421


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

    In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

Note 2 - Earnings Per Share

    Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the quarters ended June 30, 2000 and 1999, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended June 30, 2000 and 1999, were 9,974,683 and 9,956,156 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the six-month periods ended June 30, 2000 and 1999, was 9,974,495 and 9,956,156 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended June 30, 2000 and 1999, were 10,002,002 and 9,997,221 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the six-month periods ended June 30, 2000 and 1999, was 9,998,392 and 9,998,669 shares, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results
-----------------

For the six months ended June 30, 2000, the Company's net income amounted to $13.9 million, or $1.39 per basic share. For the same period last year, net income amounted to $12.6 million, or $1.27 per basic share. Return on average assets and return on average equity for the six months ended June 30, 2000, amounted to 1.65 percent and 15.45 percent, respectively. The Company's return on average assets and return on average equity for the same period last year amounted to 1.53 percent and 14.85 percent, respectively. Net income for the second quarter 2000 totaled $7.1 million, or $0.71 per basic share, as compared to $6.5 million, or $0.65 per basic share, earned in the second quarter of 1999.

Net interest income on a tax-equivalent basis for the six months ended June 30, 2000, amounted to $35.8 million, up $1.9 million from the same period last year. The improvement in net interest income resulted primarily from growth in average loans coupled with an increase in interest rates. For the first six months of 2000, the Company's net interest margin was 4.69 percent as compared to 4.52 percent for the same period in 1999. Net interest income on a tax-equivalent basis for the second quarter of 2000 amounted to $18.1 million, an increase of $1.0 million over the second quarter of 1999.

For the six months ended June 30, 2000, the provision for loan losses amounted to $1.2 million as compared to $778 thousand for the same period last year. Net charge offs for the six months ended June 30, 2000, totaled $510 thousand, which on an annualized basis amounted to .13 percent of average loans as compared to
 .27 percent for the full year of 1999. At June 30, 2000, the allowance for loan losses was 1.18 percent of loans and was considered by Management to be adequate. For the second quarter of 2000, the provision for loan losses was $420 thousand as compared to $308 thousand for the second quarter in 1999.

Total noninterest income for the six months ended June 30, 2000, amounted to $12.7 million as compared to $12.4 million for the same period last year. The increase resulted primarily from a $243 thousand, or 9.7 percent increase in trust fees and a $521 thousand, or 8.1 percent increase in service fees on deposit accounts. The improvement in these areas is attributed to growth in the number of accounts and volume of transactions. For the first half of 2000, real estate mortgage fees amounted to $496 thousand as compared to $712 thousand for the same period last year. The decrease represents a lower volume of new mortgage and refinancing transactions which can be attributable to the increase in interest rates during 2000. Other noninterest income for the six months ended June 30, 2000, totaled $2.6 million as compared to $2.7 million for the same period last year. The decrease is attributable primarily to a $225 thousand gain on sale of bank premises which was recorded in 1999. Noninterest income for the second quarter of 2000 totaled $6.3 million as compared to $6.2 million for the same period last year. For the second quarter, trust fees were up $135 thousand, or 10.7 percent, and service fees on deposit accounts were up $256 thousand, or
7.8 percent, over the second quarter 1999 amounts. Real estate mortgage fees for the second quarter amounted to $264 thousand as compared to $347 thousand for the second quarter in 1999. Other noninterest income totaled $1.1 million for the second quarter of 2000 as compared to $1.3 million for the second quarter of 1999. The decrease resulted primarily from a decrease in miscellaneous recoveries and previously mentioned gain on sale of bank premises which was recorded in the second quarter of 1999.

Noninterest expense for the six months ended June 30, 2000, totaled $25.9 million, $200 thousand below the $26.1 million reported for the same period last year. A modest increase in employee expense coupled with reductions in net occupancy expense, printing and supplies expense, and item processing fees has contributed to the reduced level of noninterest expense through the first half of 2000. The Company's efficiency ratio for the first half of 2000 improved to
53.34 percent from 56.36 percent for the same period last year. Noninterest expense for the second quarter of 2000 totaled $12.9 million, virtually unchanged from the second quarter 1999 amount.

Balance Sheet Review
--------------------

Total assets at June 30, 2000, amounted to $1.673 billion as compared to $1.723 billion at December 31, 1999, and $1.664 billion at June 30, 1999. The decrease in total assets is attributable primarily to lower total deposits at June 30, 2000, as compared to year-end 1999 and at the end of the second quarter last year. The balance sheets presented reflect normal recurring adjustments and accruals.

Investment securities at June 30, 2000, totaled $672 million as compared to $656 million at December 31, 1999. The increase was funded through a reduction in cash and cash equivalents. The net unrealized loss in the portfolio at June 30, 2000, amounted to $15.2 million. With an overall yield of 6.32 percent, the investment portfolio continues to provide a positive contribution to the Company's earnings. At June 30, 2000, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

Loans at June 30, 2000, totaled $812 million as compared to $797 million at year-end 1999. As compared to year-end 1999, loans at June 30, 2000, reflect (i) a $2.0 million increase in commercial loans; (ii) an $8.3 million decrease in agricultural loans; (iii) a $22.5 million increase in real estate loans; and
(iv) due to a $5.4 million reduction in indirect auto loans, consumer loans decreased overall by $1.2 million.

Total deposits at June 30, 2000, totaled $1.460 billion as compared to $1.525 billion at year-end 1999. The ratio of noninterest-bearing deposits to total deposits at June 30, 2000, amounted to 22.3 percent and was unchanged from the year-end 1999 ratio. The ratio of loans to deposits at June 30, 2000, amounted to 55.6 percent, up slightly from 52.3 percent at year-end 1999. The decrease in total deposits since December 31, 1999, reflects the Company's ability to fund loan growth through reduction in cash and cash equivalents and avoid matching highly competitive pricing of interest-bearing deposits.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 8 of this report. At June 30, 2000, the parent company had no debt outstanding under its $25 million line of credit with an unaffiliated financial institution. Total equity capital amounted to $186.2 million at June 30, 2000, which was up from $178.7 million at year-end 1999. The Company's risk-based capital and leverage ratios at June 30, 2000, were 19.08 percent and 10.22 percent, respectively. The second quarter 2000 cash dividend of $0.33 per share totaled $3.3 million and represented 46.2 percent of second quarter earnings. On July 25, 2000, the Company declared a $0.33 per share cash dividend payable October 2, 2000.

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






                                                FIRST FINANCIAL BANKSHARES, INC.


Date: August 10, 2000                           By:/S/CURTIS R. HARVEY
      ---------------                              -------------------
                                                   Curtis R. Harvey
                                                   Executive Vice President and
                                                   Chief Financial Officer




Date: August 10, 2000                           By:/S/SANDY LESTER
      ---------------                              ---------------
                                                   Sandy Lester
                                                   Secretary-Treasurer