Form 10-Q
period 2000-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2000-11-13
CIK 36029

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

Commission file number 0-7674

                        FIRST FINANCIAL BANKSHARES, INC.
                        --------------------------------
             (Exact name of registrant as Specified in its charter)

                Texas                                     75-0944023
------------------------------------------------   ---------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
            or organization)                         Identification No.)

                      400 Pine Street, Abilene, Texas 79601
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (915)627-7155
              (Registrant's telephone number, including area code)

                                    NO CHANGE
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2000.

               Class                         Number of Shares Outstanding
----------------------------------------   ---------------------------------
Common Stock, Par Value $10.00 Per Share             9,873,053

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

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 2000 and 1999, and December 31, 1999, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2000 and 1999, and the changes in shareholders' equity for the year ended December 31, 1999 and nine months ended September 30, 2000, and the cash flows for the nine months ended September 30, 2000 and 1999, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         September 30,
                                                            ----------------------------------------
                                                                   2000                                   December 31,
                                                               (Unaudited)               1999                 1999
                                                            ------------------   -------------------  -------------------
ASSETS
    Cash and due from banks                                 $       75,752,498   $        82,204,955  $       119,228,650
    Federal funds sold                                              28,988,293            70,311,142           68,741,408
                                                            ------------------   -------------------  -------------------
       Cash and cash equivalents                                   104,740,791           152,516,097          187,970,058

    Interest-bearing deposits in banks                                 104,268               104,034                4,080
    Investment securities:
       Securities held-to-maturity (market value of
       $411,316,933 and $425,846,817 at September 30, 2000
       and 1999, and $414,407,070 at December 31, 1999)            415,406,190           446,222,676          422,362,918
       Securities available-for-sale, at market value              256,358,817           211,588,088          233,854,837
                                                            ------------------   -------------------  -------------------
                  Total investment securities                      671,765,007           657,810,764          656,217,755

    Loans                                                          841,836,075           796,606,220          797,275,325
        Less:       Allowance for loan losses                        9,516,300             8,875,789            8,937,542
                                                            ------------------   -------------------  -------------------
    Net loans                                                      832,319,775           787,730,431          788,337,783

    Bank premises and equipment, net                                40,383,912            41,227,336           41,536,094
    Goodwill, net                                                   18,925,646            20,567,013           20,156,671
    Other assets                                                    28,731,925            27,519,366           29,146,756
                                                            ------------------   -------------------  -------------------

TOTAL ASSETS                                                $    1,696,971,324   $     1,687,475,041  $     1,723,369,197
                                                            ==================   ===================  ===================

LIABILITIES
    Noninterest-bearing deposits                            $      326,949,272   $       311,522,602  $       340,513,737
    Interest-bearing deposits                                    1,142,383,096         1,172,110,668        1,184,190,709
                                                            ------------------   -------------------  -------------------
       Total deposits                                            1,469,332,368         1,483,633,270        1,524,704,446

    Dividends payable                                                3,267,050             2,740,791            2,992,292
    Securities sold under agreements to repurchase                  25,831,099            11,149,531            9,637,734
    Other liabilities                                                9,054,014            13,351,063            7,371,782
                                                            ------------------   -------------------  -------------------

       Total liabilities                                         1,507,484,531         1,510,874,655        1,544,706,254
                                                            ------------------   -------------------  -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock - $10 par value; authorized 20,000,000
       shares; 9,977,153 issued and 9,877,653 outstanding
       at September 30, 2000.  9,966,501 and 9,974,306
       shares issued and outstanding at September 30, 1999
       and December 31, 1999, respectively                          99,771,530            99,665,010           99,743,060
    Capital surplus                                                 60,541,892            60,450,072           60,517,351
    Retained earnings                                               34,030,917            18,929,102           22,495,259
    Unrealized loss on investment securities
       available-for-sale, net                                      (1,764,327)           (2,443,798)          (4,092,727)
    Treasury stock, at cost (99,500 shares)                         (3,093,219)                 -                    -
                                                            ------------------   -------------------  -------------------

       Total shareholders' equity                                  189,486,793           176,600,386          178,662,943
                                                            ------------------   -------------------  -------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $    1,696,971,324   $     1,687,475,041  $     1,723,369,197
                                                            ==================   ===================  ===================

See notes to consolidated financial statements.

                                                                    -4-

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                     Three Months Ended                     Nine Months Ended
                                                         September 30,                          September 30,
                                               ----------------------------------     ----------------------------------
                                                     2000                1999               2000               1999
                                               ---------------    ---------------     ---------------    ---------------
INTEREST INCOME
    Interest and fees on loans                 $    19,440,985    $    17,284,513     $    55,449,284    $    50,955,770
    Interest on investment securities:
       Taxable                                       8,457,372          8,090,321          25,188,990         23,969,656
       Exempt from federal income tax                1,451,133          1,199,480           4,282,321          3,442,079
    Interest on federal funds sold and
       interest-bearing deposits in banks              498,866          1,117,707           2,354,856          3,492,741
                                               ---------------    ---------------     ---------------    ---------------
    Total interest income                           29,848,356         27,692,021          87,275,451         81,860,246

INTEREST EXPENSE
    Interest-bearing deposits                       12,187,427         10,749,505          34,839,534         32,092,964
    Other                                              306,330             83,393             677,165            121,614
                                               ---------------    ---------------     ---------------    ---------------
    Total interest expense                          12,493,757         10,832,898          35,516,699         32,214,578
                                               ---------------    ---------------     ---------------    ---------------

NET INTEREST INCOME                                 17,354,599         16,859,123          51,758,752         49,645,668
    Provision for loan losses                          426,000            485,833           1,586,250          1,263,833
                                               ---------------    ---------------     ---------------    ---------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                       16,928,599         16,373,290          50,172,502         48,381,835

NONINTEREST INCOME
    Trust department income                          1,376,699          1,284,141           4,120,221          3,784,549
    Service fees on deposit accounts                 3,561,381          3,431,179          10,492,613          9,841,763
    ATM fees                                           407,815            326,314           1,122,289            903,384
    Real estate mortgage fees                          298,642            306,516             794,452          1,018,238
    Other                                              805,302            757,655           2,649,167          2,719,031
                                               ---------------    ---------------     ---------------    ---------------
    Total noninterest income                         6,449,839          6,105,805          19,178,742         18,266,965

NONINTEREST EXPENSE
    Salaries and employee benefits                   6,718,219          6,743,269          20,343,732         20,259,176
    Net occupancy expense                              903,012            959,242           2,673,285          2,909,192
    Equipment expense                                1,045,528          1,040,141           3,119,065          3,075,185
    Goodwill amortization                              410,341            410,343           1,231,026          1,231,265
    Other expenses                                   3,852,420          3,860,527          11,425,759         11,388,463
                                               ---------------    ---------------     ---------------    ---------------
    Total noninterest expense                       12,929,520         13,013,522          38,792,867         38,863,281
                                               ---------------    ---------------     ---------------    ---------------

EARNINGS BEFORE INCOME TAXES                        10,448,918          9,465,573          30,558,377         27,785,519
    Income tax expense                               3,236,767          2,932,389           9,471,147          8,653,427
                                               ---------------    ---------------     ---------------    ---------------

NET EARNINGS                                   $     7,212,151    $     6,533,184     $    21,087,230    $    19,132,092
                                               ===============    ===============     ===============    ===============


EARNINGS PER SHARE, BASIC                      $          0.73    $          0.66     $          2.12    $          1.92

EARNINGS PER SHARE, ASSUMING DILUTION          $          0.72    $          0.65     $          2.11    $          1.91

DIVIDENDS PER SHARE                            $          0.33    $         0.275     $          0.96    $         0.825


See notes to consolidated financial statements.

                                                                          -5-

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                              Three Months Ended                        Nine Months Ended
                                                                 September 30,                             September 30,
                                                      -----------------------------------        ----------------------------------
                                                            2000               1999                   2000               1999
                                                      ---------------     ---------------        ---------------  -----------------
NET EARNINGS                                          $     7,212,151     $     6,533,184        $    21,087,230  $      19,132,092

OTHER ITEMS OF COMPREHENSIVE EARNINGS

   Change in unrealized gain (loss) on investment
   securities available-for-sale, before income taxes       3,413,992            (571,464)             3,582,154         (6,116,231)
                                                      ---------------     ---------------        ---------------  -----------------

      Total other items of comprehensive earnings           3,413,992            (571,464)             3,582,154         (6,116,231)
                                                      ---------------     ---------------        ---------------  -----------------

OTHER COMPREHENSIVE EARNINGS, BEFORE INCOME TAXES          10,626,143           5,961,720             24,669,384         13,015,861

   Income tax expense (benefit) related to other
   items of comprehensive earnings                          1,194,897            (200,012)             1,253,754         (2,140,681)
                                                      ---------------     ---------------        ---------------  -----------------


COMPREHENSIVE EARNINGS                                $     9,431,246     $     6,161,732        $    23,415,630  $      15,156,542
                                                      ===============     ===============        ===============  =================

See notes to consolidated financial statements.

                                       -6-

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                            Unrealized
                                                                                         Gain (Loss) on
                                                                                            Investment
                                              Common Stock                                  Securities                     Total
                                         ----------------------    Capital      Retained     Available    Treasury     Shareholders'
                                           Shares      Amount      Surplus      Earnings  For Sale, Net Stock, at cost    Equity
                                         ---------   ----------   ----------   ----------    ---------   -----------    -----------
Balances at December 31, 1998            9,952,683 $ 99,526,830 $ 60,375,373 $  8,015,303 $  1,531,752  $          -  $ 169,449,258

     Net earnings                                -            -            -   25,690,541            -             -     25,690,541

     Stock issuances                        21,623      216,230      141,978            -            -             -        358,208

     Cash dividends declared,
        $1.125 per share                         -            -            -  (11,210,585)           -             -    (11,210,585)

     Change in unrealized gain (loss)
        on investment securities
        available-for-sale, net                  -            -            -            -   (5,624,479)            -     (5,624,479)
                                         ---------   ----------   ----------   ----------    ---------   -----------    -----------

Balances at December 31, 1999            9,974,306   99,743,060   60,517,351   22,495,259   (4,092,727)            -    178,662,943

      Net earnings                               -            -            -   21,087,230            -             -     21,087,230

      Stock issuances                        2,847       28,470       24,541            -            -             -         53,011

      Cash dividends declared,
         $.93 per share                          -            -            -   (9,551,572)           -             -     (9,551,572)

      Acquisition of treasury stock              -            -            -            -            -    (3,093,219)    (3,093,219)

      Change in unrealized gain (loss)
         on investment securities
         available-for-sale, net                 -            -            -            -    2,328,400             -      2,328,400
                                         ---------   ----------   ----------   ----------    ---------   -----------    -----------


Balances at September 30,2000
 (unaudited)                             9,977,153 $ 99,771,530 $ 60,541,892 $ 34,030,917 $ (1,764,327) $ (3,093,219) $ 189,486,793
                                         =========   ==========   ==========   ==========    =========   ===========    ===========

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)



                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                      ------------------------------------
                                                                                              2000               1999
                                                                                      -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                     $      21,087,230  $      19,132,093
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
           Depreciation and amortization                                                      4,306,211          4,474,536
           Provision for loan losses                                                          1,586,250          1,263,833
           Premium amortization, net of discount accretion                                    1,344,389          2,247,843
           Gain on sale of  assets                                                               (5,694)          (259,005)
           Deferred federal income tax benefit                                                 (374,435)          (201,700)
           (Increase) decrease in other assets                                                 (484,229)           220,541
           Increase in other liabilities                                                      1,682,232          1,112,933
                                                                                      -----------------  -----------------
               Total adjustments                                                              8,054,724          8,858,981
                                                                                      -----------------  -----------------
         Net cash provided by operating activities                                           29,141,954         27,991,074

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (decrease) increase in interest-bearing deposits in banks                             (100,188)            99,877
     Activity in available-for-sale securities:
         Maturities                                                                           9,602,976         31,409,193
         Purchases                                                                          (28,869,707)       (54,738,022)
     Activity in held-to-maturity securities:
         Maturities                                                                          63,600,687         88,072,762
         Purchases                                                                          (57,643,443)      (105,027,903)
     Net increase in loans                                                                  (45,838,881)       (18,678,881)
     Capital expenditures                                                                    (2,009,332)        (2,908,108)
     Proceeds from sale of assets                                                               382,402          1,408,421
                                                                                      -----------------  -----------------
         Net cash used in investing activities                                              (60,875,486)       (60,362,661)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-bearing deposits                                           (13,564,465)       (23,196,530)
     Net (decrease) increase in interest-bearing deposits                                   (41,807,613)         1,973,960
     Net increase in securities sold under agreements to repurchase                          16,193,365         13,782,573
     Common stock transactions:
         Acquisition of treasury stock                                                       (3,093,219)                 -
         Proceeds from stock issuances                                                           53,011            212,879
     Dividends paid                                                                          (9,276,814)        (8,214,192)
                                                                                      -----------------  -----------------
         Net cash used in financing activities                                              (51,495,735)       (15,441,310)
                                                                                      -----------------  -----------------

     Net decrease in cash and cash equivalents                                              (83,229,267)       (47,812,897)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              187,970,058        200,328,994
                                                                                      -----------------  -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $     104,740,791  $     152,516,097
                                                                                      =================  =================

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid                                                                    $      35,193,198  $      32,700,315
     Federal income tax paid                                                                  9,884,787          9,125,971
     Assets acquired through foreclosure                                                        270,639            370,791


See notes to consolidated financial statements.

                                                                  -8-

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

    In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

Note 2 - Earnings Per Share

    Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the quarters ended September 30, 2000 and 1999, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended September 30, 2000 and 1999, were 9,946,303 and 9,963,747 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the nine-month periods ended September 30, 2000 and 1999, were 9,965,029 and 9,958,714 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended September 30, 2000 and 1999, were 9,971,610 and
    10,000,578 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the nine-month periods ended September 30, 2000 and 1999, were 9,994,068 and 10,002,115 shares, respectively.

Note 3 - Stock Repurchase

    On July 25, 2000, the Company approved a stock repurchase plan, authorizing the repurchase of up to 500,000 shares of the Company's common stock. During the three months ended September 30, 2000, the Company repurchased 99,500 shares of its common stock. The treasury shares were purchased for $3,093,219 which represents an average purchase price of $31.09 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results
-----------------

For the nine months ended September 30, 2000, the Company's net income amounted to $21.1 million, or $2.12 per basic share. For the same period last year, net income amounted to $19.1 million, or $1.92 per basic share. The increase in net income for 2000 resulted primarily from higher net interest income, higher service fees and improved operating efficiency. Return on average assets and return on average equity for the nine months ended September 30, 2000, amounted to 1.67 percent and 15.46 percent, respectively. The Company's return on average assets and return on average equity for the same period last year amounted to
1.53 percent and 14.88 percent, respectively. Net income for the third quarter 2000 totaled $7.2 million, or $0.73 per basic share, as compared to $6.5 million, or $0.66 per basic share, earned in the third quarter of 1999.

Net interest income on a tax-equivalent basis for the nine months ended September 30, 2000, amounted to $53.8 million, up $2.5 million from the same period last year. The improvement in net interest income resulted primarily from growth in average loans. For the first nine months of 2000, the Company's net interest margin was 4.69 percent as compared to 4.54 percent for the same period in 1999. Net interest income on a tax-equivalent basis for the third quarter of 2000 amounted to $18.1 million, an increase of $612 thousand over the third quarter of 1999.

For the nine months ended September 30, 2000, the provision for loan losses amounted to $1.6 million as compared to $1.3 million for the same period last year. Net charge offs for the nine months ended September 30, 2000, totaled $497 thousand, which on an annualized basis amounted to .17 percent of average loans as compared to .27 percent for the full year of 1999. At September 30, 2000, the allowance for loan losses was 1.13 percent of loans and was considered by Management to be adequate. For the third quarter of 2000, the provision for loan losses was $426 thousand as compared to $486 thousand for the third quarter in 1999. Nonperforming assets at September 30, 2000 amounted to $2.4 million, or
 .29 percent of loans and foreclosed assets, as compared to $2.1 million at December 31, 1999 and $2.7 million at September 30, 1999. During the current quarter nonperforming assets increased $800 thousand which was primarily the
result  of  one  agricultural   related  credit  relationship  being  placed  on
nonaccrual status. At September 30, 2000, the allowance for loan losses amounted to 478 percent of nonperforming loans. Management considers total nonperforming assets to be at a manageable level.

Total noninterest income for the nine months ended September 30, 2000, amounted to $19.2 million as compared to $18.3 million for the same period last year. The increase resulted primarily from a $336 thousand, or an 8.9 percent, increase in trust fees and a $651 thousand, or a 6.6 percent, increase in service fees on deposit accounts. The improvement in these areas resulted primarily from growth in the number of accounts and volume of transactions. For the nine months ended September 30, 2000, real estate mortgage fees amounted to $794 thousand as compared to $1.0 million for the same period last year. The decrease represents a decline in the volume of new mortgage and refinancing transactions during 2000. For the nine months ended September 30, 2000, ATM fees amounted to $1.1 million as compared to $903 thousand for the same period last year. The improvement reflects an increase in the volume of automatic teller machine transactions. On a combined basis, all other noninterest income for the nine months ended September 30, 2000, amounted to $2.6 million, slightly below the total reported for the same period last year. Noninterest income for the third quarter 2000 amounted to $6.4 million as compared to $6.1 million reported for the third quarter 1999. For the third quarter 2000, trust fees were up $93 thousand and service fees on deposit accounts were up $130 thousand over the third quarter 1999 amounts. Real estate mortgage fees for the third quarter 2000 amounted to $298 thousand as compared to $307 thousand for the third quarter in 1999. ATM fees for the third quarter 2000 amounted to $408 thousand as compared to $326 thousand for the third quarter 1999. Other noninterest income totaled $805 thousand for the third quarter of 2000 as compared to $757 thousand for the third quarter of 1999.

Noninterest expense for the nine months ended September 30, 2000, totaled $38.8 million as compared to $38.9 million for the same period last year. Year-to-date totals for most noninterest expense categories remain near the prior year amounts. The Company's efficiency ratio for the nine months ended September 30, 2000, improved to 53.14 percent as compared to 55.86 percent for the same period last year. For the third quarter 2000 noninterest expense totaled $12.9 million as compared to $13.0 million for the third quarter last year.

Balance Sheet Review
--------------------

Total assets at September 30, 2000, amounted to $1.697 billion as compared to $1.723 billion at December 31, 1999, and $1.687 billion at September 30, 1999. The decrease in total assets since year-end 1999 is attributable primarily to a reduction in total deposits. The balance sheets presented reflect normal recurring adjustments and accruals.

Investment securities at September 30, 2000, totaled $672 million as compared to $656 million at December 31, 1999. The increase was funded through a reduction in cash and cash equivalents. The net unrealized loss in the portfolio at September 30, 2000, amounted to $6.8 million. With an overall yield of 6.37 percent, the investment portfolio continues to provide a positive contribution to the Company's earnings. At September 30, 2000, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

Loans at September 30, 2000, totaled $842 million as compared to $797 million at year-end 1999. As compared to year-end 1999, loans at September 30, 2000, reflect (i) a $9.4 million increase in commercial loans; (ii) a $2.7 million increase in agricultural loans; (iii) a $35.1 million increase in real estate loans; and (iv) a $2.2 million decrease in consumer loans.

Total  deposits at  September  30,  2000,  totaled  $1.469  billion and were $56 million below the year-end 1999 total of $1.525 billion. Approximately $15 million of the 2000 deposit reduction was retained through repurchase agreement transactions. The ratio of noninterest-bearing deposits at September 30, 2000, amounted to 22.3 percent and was unchanged from the year-end 1999 ratio. The ratio of loans to deposits at September 30, 2000, amounted to 57.3 percent as compared to 52.3 percent at year-end 1999. The Company's loan growth during 2000 has been funded primarily through reduction in cash and cash equivalents which eliminated to some extent the need to increase rates during the current quarter in order to retain interest-bearing deposits.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 8 of this report. At September 30, 2000, the parent company had no debt outstanding under its $25 million line of credit with an unaffiliated financial institution. Total equity capital amounted to $189.5 million at September 30, 2000, which was up from $178.7 million at year-end 1999. The Company's risk-based capital and leverage ratios at September 30, 2000, were 18.93 percent and 10.39 percent, respectively. The third quarter 2000 cash dividend of $0.33 per share totaled $3.3 million and represented 45.3 percent of third quarter earnings. On October 24, 2000, the Company declared a $0.33 per share cash dividend payable January 2, 2001. During the third quarter 2000, the Company implemented a stock buyback plan and as of September 30, 2000, has acquired 99,500 shares at an average cost of $31.09 per share. The program provides for the acquisition of 500,000 shares and expires December 31, 2002.

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





                                                FIRST FINANCIAL BANKSHARES, INC.


Date: November 10, 2000                   By:/S/CURTIS R. HARVEY
      -----------------                      -----------------------------------
                                             Curtis R. Harvey
                                             Executive Vice President and
                                             Chief Financial Officer



Date: November 10, 2000                   By:/S/SANDY LESTER
      -----------------                      -----------------------------------
                                             Sandy Lester
                                             Secretary-Treasurer