Form 10-K
period 2000-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2001-03-29
CIK 36029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

   For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 8, 2001, the aggregate market value of voting stock held by non-affiliates was $276,635,282.

     As of March 8, 2001, there were 9,851,477 shares of Common Stock outstanding.

                       Documents Incorporated by Reference
     Certain information called for by Part III is incorporated by reference to the Proxy Statement for the 2001 Annual Meeting of our shareholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

FORWARD-LOOKING STATEMENTS....................................................1

PART I

     ITEM 1.        BUSINESS..................................................1
     ITEM 2.        PROPERTIES...............................................12
     ITEM 3.        LEGAL PROCEEDINGS........................................13
     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......13

PART II

     ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.....................................13
     ITEM 6.        SELECTED FINANCIAL DATA..................................14
     ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.....................15
     ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                     RISK....................................................23
     ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............24
     ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE.....................25

PART III

     ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......25
     ITEM 11.       EXECUTIVE COMPENSATION...................................25
     ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT..............................................25
     ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........25

PART IV

     ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                     ON FORM 8-K.............................................25

SIGNATURES

                           FORWARD-LOOKING STATEMENTS


     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to general economic conditions, actions taken by the Federal Reserve Board, legislative and regulatory actions and reforms, competition from other financial institutions and financial holding companies, fluctuation in interest rates, changes in the demand for loans, fluctuations in value of collateral and loan reserves and other factors described in "PART II, Item 7 -- Management's Discussion and Analysis of
Financial Condition and Results of Operations." Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.

                                     PART I

ITEM 1.       BUSINESS

General
-------

     First Financial Bankshares, Inc., a Texas corporation, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, or BHCA. As such, we are supervised by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as well as several other state and federal regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. By virtue of a series of reorganizations, mergers, and acquisitions since 1956, we now own, through our wholly-owned Delaware subsidiary, First Financial Bankshares of Delaware, Inc., nine banks organized and located in Texas. These nine banks are First National Bank of Abilene, Abilene, Texas; Hereford State Bank, Hereford, Texas; First National Bank, Sweetwater, Texas; Eastland National Bank, Eastland, Texas; First Financial Bank, National Association, Cleburne, Texas (formerly named The First National Bank in Cleburne); Stephenville Bank and Trust Co., Stephenville, Texas; San Angelo National Bank, San Angelo, Texas; Weatherford National Bank, Weatherford, Texas; and Texas National Bank, Southlake, Texas.

     Our service centers are located primarily in North Central and West Texas. Considering the branches and locations of all our subsidiary banks, as of December 31, 2000, we had 25 financial centers across Texas, with seven locations in Abilene, two locations in Cleburne, two locations in Stephenville, two locations in San Angelo, three locations in Weatherford, and one location each in Hereford, Sweetwater, Eastland, Southlake, Aledo, Alvarado, Burleson, Trophy Club, and Roby.

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

Services Offered by Our Subsidiary Banks
----------------------------------------

     Each of our subsidiary banks is a separate legal entity that operates under the day-to-day management of its own board of directors and officers. Each of our subsidiary banks provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, transmitting funds, and performing other customary commercial banking services. Our subsidiary banks also administer pension plans, profit sharing plans and other employee benefit plans, act as stock transfer agents or stock registrars for corporations, and provide paying agent services. First National Bank of Abilene, First National Bank, Sweetwater, Stephenville Bank and Trust Co. and San Angelo National Bank have active trust departments. The trust departments offer a complete range of services to individuals, associations, and corporations. These services include administering estates, testamentary trusts, various types of living trusts, and agency accounts. In addition, First National Bank of Abilene, First Financial Bank and San Angelo National Bank provide securities brokerage services through arrangements with various third parties.

Competition
-----------

     Commercial banking in Texas is highly competitive, and because we hold less than 1% of the state's deposits, we represent only a minor segment of the industry. To succeed in this industry, our management believes that our banks must have the capability to compete in the areas of (1) interest rates paid or charged; (2) scope of services offered; and (3) prices charged for such services. Our subsidiary banks compete in their respective service areas against highly competitive banks, savings and loan associations, small loan companies, credit unions, and brokerage firms, all of which are engaged in providing financial products and services and some of which are larger than our subsidiary banks in terms of capital, resources and personnel.

     Our business does not depend on any single customer or any few customers, the loss of any one of which would have a materially adverse effect upon our business. Although we have a broad base of customers that are not related to us, our customers also occasionally include our officers and directors, as well as other entities with which we are affiliated. With our subsidiary banks we may make loans to officers and directors, and entities with which we are affiliated, in the ordinary course of business. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans to directors, officers and their affiliates are also subject to certain restrictions under federal and state banking laws.

Employees
---------

     With  our  subsidiary  banks  we  employed   approximately   706  full-time
equivalent employees at March 1, 2001. Our management believes that our employee relations have been and will continue to be good.

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

     Gramm-Leach-Bliley Act

     Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking, as described above. The Gramm-Leach-Bliley Act, which took effect on March 12, 2000, dismantled many Depression-era restrictions against affiliation between banking, securities and insurance firms by permitting bank holding companies to engage in a broader range of financial activities, so long as certain prudential safeguards are observed. Specifically, bank holding companies may elect to become "financial holding companies" that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. Thus, with the enactment of the Gramm-Leach-Bliley Act, banks, securities firms and insurance companies find it easier to acquire or affiliate with each other and cross-sell financial products. The new act permits a single financial services organization to offer a more complete array of financial products and services than historically was permitted.

     The enactment of the Gramm-Leach-Bliley Act was a pivotal point in the history of the financial services industry. Under the new legislation, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

     A bank holding company may become a financial holding company under the new statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

     A financial holding company is essentially a bank holding company with significantly expanded powers. Under the Gramm-Leach-Bliley Act, among the activities that will be deemed "financial in nature" for financial holding companies are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, activities which the Federal Reserve Board determines to be closely related to banking, and certain merchant banking activities.

     In January 2001, the Federal Reserve Board and the Secretary of the Treasury promulgated final regulations governing the scope of permissible merchant banking investments which are those made under Section 4(k)(4)(H) of the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act, which authorizes a financial holding company, directly or indirectly as principal or on behalf of one or more persons, to acquire or control any amount of shares, assets or ownership interests of a company or other entity that is engaged in any activity not otherwise authorized for the financial holding company under
Section 4 of the Bank Holding Company Act. Under the regulation, the types of ownership that may be acquired include shares, assets or ownership interests of a company or other entity including debt or equity securities, warrants, options, partnership interests, trust certificates or other instruments representing an ownership interest in a company or entity whether voting or nonvoting. The merchant banking investments may be made by the financial holding company or any of its subsidiaries, other than a depository institution or subsidiary of a depository institution. Before acquiring or controlling a merchant banking investment, a financial holding company must either be or have a securities affiliate registered under the Securities Exchange Act of 1934 or a qualified insurance affiliate. The regulation places restrictions on the ability of a financial holding company to become involved in the routine management or operation of any of its portfolio companies. The regulation also provides that a financial holding company may own or control shares, assets and ownership interests pursuant to the merchant banking provisions only for such period of time as to enable the sale or disposition on a reasonable basis consistent with the financial viability of the financial holding company's merchant banking investment activities. Special provisions are also included in the regulation governing the investment by a financial holding company in private equity funds.

     The Federal Reserve Board and Secretary of Treasury have also requested public comment on the issue of whether to add the activities of real estate brokerage and real estate management to the list of permissible activities for financial holding companies and financial subsidiaries of national banks. We cannot predict whether the proposal will be adopted or the form any final rule might take.

     The Federal Reserve Board, the OCC, and the FDIC have proposed for comment a rule which would establish special minimum regulatory capital requirements for equity investments in non-financial companies. The proposed capital treatment would apply symmetrically to equity investments of banks and bank holding companies and would apply a series of marginal capital charges on covered equity investments that increase with the level of a banking organization's overall exposure to equity investments relative to the organization's Tier 1 Capital. After withdrawing an earlier proposal, this is the second proposal the agencies have made of this nature and we cannot predict what final form the regulation may take.

     We have not elected to become a financial holding company. We do not believe that the Gramm-Leach-Bliley Act will have a material adverse effect on our operations in this regard in the near term, but we will continue to analyze the effect of the act on our operations and our competition in the coming years. Our management believes that the Gramm-Leach-Bliley Act will in the long term increase competition in the market for financial services and products. Insurance companies and securities firms, which before the passage of the act were limited in their ability to acquire deposit-taking institutions, will find it easier to acquire or charter banks.

     Conversely, banks, which before the passage of the act were limited in their ability to underwrite securities and insurance products, will find it easier to engage in those activities. To the extent the Gramm-Leach-Bliley Act permits banks, securities firms and insurance firms to affiliate, the financial services industry may therefore experience further consolidation. Although to date only a very small number of significant mergers between banks and securities firms or banks and insurance firms have been consummated, in the future an increased amount of consolidation could result in a growing number of large financial institutions that could compete aggressively with us by offering a wider variety of financial services than what we and our subsidiary banks currently offer or intend to offer in the future.

     Banks

     Federal and state laws and regulations that govern banks have the effect of, among other things, regulating the scope of business, investments, cash reserves, the purpose and nature of loans, the maximum interest rate chargeable on loans, the amount of dividends declared, and required capitalization ratios.

     National Banking Associations. Banks that are organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency, or OCC. The OCC supervises, regulates and regularly examines the First National Bank of Abilene, First National Bank, Sweetwater, First Financial Bank, National Association, Eastland National Bank, San Angelo National Bank, Weatherford National Bank and Texas National Bank. The OCC's supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act

o        requires each national banking association to maintain reserves against deposits,

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

     Deposit Insurance

     Each of our subsidiary banks is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions and generally does not exceed $100,000 per depositor. Our subsidiary banks must pay assessments to the FDIC under a risk-based assessment system for federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U.S. Treasury, the Federal Financing Bank and the Bank Insurance Fund member banks. As of December 31, 2000, the assessment rate for each of our subsidiary banks is at the lowest level risk-based premium available.

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

     Our subsidiary banks paid aggregate dividends of approximately $21.0 million in 2000 and approximately $20.6 million in 1999. Under the dividend restrictions discussed above, as of December 31, 2000, our subsidiary banks, without obtaining governmental approvals, could have declared in the aggregate additional dividends of approximately $21.6 million from retained net profits.

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

     Affiliate Transactions

     The Federal Reserve Act and the FDIA restrict the extent to which we can borrow or otherwise obtain credit from, or engage in certain other transactions with, our depository subsidiaries. These laws regulate "covered transactions" between insured depository institutions and their subsidiaries, on the one hand, and their nondepository affiliates, on the other hand. "Covered transactions" include a loan or extension of credit to a nondepository affiliate, a purchase of securities issued by such an affiliate, a purchase of assets from such an affiliate (unless otherwise exempted by the Federal Reserve Board), an acceptance of securities issued by such an affiliate as collateral for a loan, and an issuance of a guarantee, acceptance, or letter of credit for the benefit of such an affiliate. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts:

     (1) in the case of any one such affiliate, the aggregate amount of "covered transactions" cannot exceed ten percent of the capital stock and the surplus of the insured depository institution; and (2) in the case of all affiliates, the aggregate amount of "covered transactions" cannot exceed twenty percent of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute "covered transactions" must be collateralized in prescribed amounts. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Finally, when we and our subsidiary banks conduct transactions internally among us, we are required to do so at arm's length.

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

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Bank holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to it. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill, core deposit intangibles and purchased mortgage servicing rights). As of December 31, 2000, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 17.75%; (2) Total Capital to Risk-Weighted Assets Ratio, 18.74%; and (3) Tier 1 Capital Leverage Ratio, 10.40%.

     Banks. The Federal Deposit Insurance  Corporation  Improvement Act of 1991,
or FDICIA established five capital tiers with respect to depository institutions: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a "well-capitalized" institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be "adequately capitalized," it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be "undercapitalized," it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be "significantly undercapitalized," it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be "critically undercapitalized," it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take "prompt corrective action" against depository institutions that do not meet minimum capital requirements. Under current regulations, we were "well capitalized" as of December 31, 2000.

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

     In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Texas Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank's business, its total revenue, and the bank's total assets. As of December 31, 2000, all of our Texas-chartered banks exceeded the minimum ratios applied to them.

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

     The Riegle-Neal Act also authorized banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under this act, each state had the opportunity to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, pursuant to this act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit it to do so. Although Texas had adopted legislation to "opt out" of the interstate branching provisions, recent judicial decisions and Texas legislation have superseded this "opt-out" legislation. Accordingly, both the OCC and the Texas Banking Department are presently accepting applications for interstate merger and branching transactions, subject to certain limitations on ages of the banks to be acquired and the total amount of deposits within the state a bank holding company may control. Since our primary service area is Texas, these developments are not expected to have any material impact on our growth strategy. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets.

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

     Consumer Laws And Regulations

     We are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate various disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. These and other laws also limit finance charges or other fees or charges earned in our activities. We must comply with the applicable provisions of these consumer protection laws and regulations as part of our ongoing customer relations.

     Technology Risk Management and Consumer Privacy

     State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions. Banks are contracting increasingly with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes expose a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to successfully manage technology-related risks with all other risks to ensure that a bank's risk management is integrated and comprehensive, primarily through identifying, measuring, monitoring and controlling risks associated with the use of technology.

     Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies are required to establish appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. The agencies have published a joint final rule which is effective July 1, 2001. Among other matters, the rule requires each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

     Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a consumer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about consumers to nonaffiliated third parties. In June 2000, the federal banking agencies issued a final rule, effective November 13, 2000, but compliance with which is optional until July 1, 2001.

     Under the rule, all banks must develop initial and annual privacy notices which describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit, or transaction accounts to any nonaffiliated third party for use in marketing.

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

     Pending and Proposed Legislation

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The Gramm-Leach-Bliley Act has especially created an increased level of rule-making and debate on the structure of the United States banking system. The likelihood and timing of any proposals or bills being enacted and the impact they might have on us and our subsidiary banks cannot be determined at this time.

Statistical Disclosure
----------------------

     The following tables provide information required by the Exchange Act Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" that has not been included in "PART II, Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Composition of Loans (in thousands):


                                                                                   December 31,
                                                          ----------------------------------------------------------
                                                             2000        1999         1998        1997        1996
                                                          ---------   ---------    ---------   ---------   ---------
          Commercial, financial and agricultural.....     $ 295,032   $ 297,966    $ 278,647   $ 286,630   $ 240,271
          Real estate-- construction.................        40,610      43,039       36,721      34,100      22,887
          Real estate-- mortgage.....................       290,920     208,895      198,447     177,658     152,350
          Consumer...................................       232,709     247,375      265,729     245,068     189,307
                                                          ---------   ---------    ---------   ---------   ---------
                                                          $ 859,271   $ 797,275    $ 779,544   $ 743,456   $ 604,815
                                                          =========   =========    =========   =========   =========


     Loan Concentrations

     Other than the classifications shown above, we had no loans outstanding at December 31, 2000 that represented more than 10% of total loans.

     Maturity  Distribution  and Interest  Sensitivity  of Loans at December 31,
       2000 (in thousands):

     The following tables summarize maturity and yield information for the commercial, financial, and agricultural and real estate construction portion of the loan portfolio as of December 31, 2000:


                                                                     After One
                                                                        Year
                                                   One Year            Through         After Five
                                                    or less          Five Years           Years            Total
                                                -------------      -------------      -----------      -------------
     Commercial, financial, and agricultural    $     202,912      $      80,680      $    11,440      $     295,032
     Real estate-- construction...........             37,781              2,829               --             40,610
                                                -------------      -------------      -----------      -------------
                                                $     240,693      $      83,509      $    11,440      $     335,642
                                                =============      =============      ===========      =============


                                                                 Maturities
                                                               After One Year
                                                                 -----------
     Loans with fixed interest rates....................         $    62,583
     Loans with floating or adjustable interest rates...              32,366
                                                                 -----------
                                                                 $    94,949


     Potential Problem Loans

     Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans that are deemed to be potential problems. Potential problem loans are those loans that are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $2.0 million as of December 31, 2000.

     Composition of Investment Securities (in thousands):


                                          December 31, 2000           December 31, 1999          December 31, 1998
                                       ------------------------    ------------------------    ----------------------
                                       Amortized     Est. Fair      Amortized     Est. Fair    Amortized    Est. Fair
                                          Cost         Value          Cost          Value        Cost         Value
                                       ----------    ----------    ----------     ---------    ---------    ---------
Held-to-maturity at amortized cost
----------------------------------
U.S. Treasury obligations and
    obligations of U.S. government
    corporations and agencies...       $  251,418    $  251,921    $  283,736     $ 277,681    $ 293,400    $ 297,080
Obligations of states and
    political subdivisions......           82,344        83,067        86,908        85,779       66,764       67,731
Mortgage-backed securities......           53,541        54,006        46,083        45,393       44,634       44,894
Other securities................            4,615         4,597         5,636         5,554        9,505        9,547
                                       ----------    ----------    ----------     ---------    ---------    ---------
    Total.......................       $  391,918    $  393,591    $  422,363     $ 414,407    $ 414,303    $ 419,252
                                       ==========    ==========    ==========     =========    =========    =========

Available-for-sale
------------------
U.S. Treasury obligations and
    obligations of U.S. government
    corporations and agencies...       $  102,872    $  103,322    $  105,290     $ 102,792    $ 104,256    $ 105,368
Obligations of states and
    political subdivisions......           58,544        59,610        50,408        48,200       33,255       33,863
Mortgage-backed securities......           47,963        48,551        41,940        41,158       42,579       42,795
Other securities................           50,463        50,852        42,513        41,705       29,143       29,562
                                       ----------    ----------    ----------     ---------    ---------    ---------
    Total.......................       $  259,842    $  262,335    $  240,151     $ 233,855    $ 209,233    $ 211,588
                                       ==========    ==========    ==========     =========    =========    =========


     Analysis of the Allowance for Loan Losses (in thousands, except percentages):


                                                              2000         1999        1998        1997        1996
                                                           ---------    ---------   ---------   ---------   ---------
Balance at January 1,.................................     $   8,938    $   8,988   $  10,632   $   9,797   $   9,650
Allowance established from purchase acquisitions......            --           --          --       1,444         800
                                                           ---------    ---------   ---------   ---------   ---------
                                                               8,938        8,988      10,632      11,241      10,450
Charge-offs:
  Commercial, financial and agricultural..............           950        1,038       1,267         836       1,214
  Consumer............................................         1,998        2,747       2,786       2,127       1,476
  All other...........................................            45           36         106         164          74
                                                           ---------    ---------   ---------   ---------   ---------
Total loans charged off...............................         2,993        3,821       4,159       3,127       2,764





                                                              2000         1999        1998        1997        1996
                                                           ---------    ---------   ---------   ---------   ---------
Recoveries:
  Commercial, financial and agricultural..............           391          632         532         726         389
  Consumer............................................           855          936         811         643         380
  All other...........................................           299          172          32          35         142
                                                           ---------    ---------   ---------   ---------   ---------
Total recoveries......................................         1,545        1,740       1,375       1,404         911
                                                           ---------    ---------   ---------   ---------   ---------

Net charge-offs.......................................         1,448        2,081       2,784       1,723       1,853
Provision for loan losses.............................         2,398        2,031       1,140       1,114       1,200
                                                           ---------    ---------   ---------   ---------   ---------
Balance at December 31,...............................     $   9,888    $   8,938   $   8,988   $  10,632   $   9,797
                                                           =========    =========   =========   =========   =========

Loans at year-end.....................................     $ 859,271    $ 797,275   $ 779,544   $ 743,456   $ 604,815
Average loans.........................................       817,603      779,283     770,183     657,325     575,658

Net charge-offs/average loans.........................         0.18%        0.27%       0.36%       0.26%       0.32%
Average for loan losses/year-end loans................         1.15         1.12        1.15        1.43        1.62
Allowance for loan losses/nonperforming loans.........       278.85       615.56      322.84      255.58      288.57


     Allocation of Allowance for Loan Losses (in thousands):


                                                      2000         1999          1998          1997          1996
                                                    ---------    ---------    ----------    ----------     ---------
                                                   Allocation   Allocation    Allocation    Allocation    Allocation
                                                     Amount       Amount        Amount        Amount        Amount
                                                    ---------    ---------    ----------    ----------     ---------
Commercial, financial and agricultural........      $   3,394    $   3,340    $    3,213    $    4,099     $   3,892
Real estate-- construction....................            468          483           423           488           370
Real estate-- mortgage........................          3,348        2,342         2,288         2,541         2,468
Consumer......................................          2,678        2,773         3,064         3,504         3,067
                                                    ---------    ---------    ----------    ----------     ---------
    Total.....................................      $   9,888    $   8,938    $    8,988    $   10,632     $   9,797
                                                    =========    =========    ==========    ==========     =========


     Percent of Total Loans:


                                                              2000         1999        1998        1997        1996
                                                            --------     --------    --------    --------    --------
Commercial, financial and agricultural................        34.33%       37.37%      35.74%      38.55%      39.73%
Real estate-- construction............................         4.73         5.40        4.71        4.59        3.78
Real estate-- mortgage................................        33.86        26.20       25.46       23.90       25.19
Consumer..............................................        27.08        31.03       34.09       32.96       31.30


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

ITEM 2.       PROPERTIES

     Our principal office is located in the First National Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease approximately 2,300 square feet from First National Bank of Abilene, which owns the building, under a lease agreement that expires December 31, 2004. Our subsidiary banks collectively own 25 banking facilities, some of which are detached drive-ins, and they also lease four banking facilities. Our management considers all of our existing locations to be quality facilities and well-suited for conducting the business of banking. We believe that our existing facilities are adequate to meet our requirements and our subsidiary banks' requirements for the foreseeable future.

ITEM 3.       LEGAL PROCEEDINGS

     With our subsidiary banks we are parties to a number of lawsuits arising in the ordinary course of our banking business. However, there are no material pending legal proceedings to which we, our subsidiary banks or our other direct and indirect subsidiaries, or any of their properties, are subject. Other than regular, routine examinations by state and federal banking authorities, there are no proceedings pending or known to be contemplated by any governmental authorities.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

     Our common stock, par value $10.00 per share, is traded on the Nasdaq National Market under the trading symbol FFIN. See "Item 8--Financial Statements and Supplementary Data--Quarterly Financial Data" for the high, low and closing sales prices as reported by the Nasdaq National Market for our common stock for the periods indicated. As of March 16, 2001, we had 1,648 shareholders of record.

     See "Item 8--Financial Statements and Supplementary Data--Quarterly Financial Data" for the frequency and amount of cash dividends paid by us. Also, see "PART I--Item 1--Business--Regulation and Supervision" for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

ITEM 6.       SELECTED FINANCIAL DATA

     The selected financial data presented below as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. The amounts related to shares of our common stock have been adjusted to give effect to all stock dividends and stock splits.


                                                                      Year Ended December 31,
                                                --------------------------------------------------------------------
                                                   2000           1999          1998          1997           1996
                                                ----------     ----------    ----------    ----------     ----------
                                                               (in thousands, except per share data)
Summary Income Statement Information:
  Interest income                               $  117,950     $  110,013    $  111,868    $  101,474     $   89,164
  Interest expense                                  48,829         43,338        46,292        41,735         35,699
                                                ----------     ----------    ----------    ----------     ----------
  Net interest income                               69,121         66,675        65,576        59,739         53,465
  Provision for loan losses                          2,398          2,031         1,140         1,114          1,200
  Noninterest income                                25,947         24,484        22,351        19,486         16,491
  Noninterest expense                               51,692         51,934        52,422        46,522         39,829
                                                ----------     ----------    ----------    ----------     ----------
  Earnings before income taxes                      40,978         37,194        34,365        31,589         28,927
  Provision for income taxes                        12,662         11,504        11,111        10,563          9,884
                                                ----------     ----------    ----------    ----------     ----------
  Net earnings                                  $   28,316     $   25,690    $   23,254    $   21,026     $   19,043
                                                ==========     ==========    ==========    ==========     ==========

Per Share Data:
  Net earnings per share                        $     2.85     $     2.58    $    2.34     $     2.12     $     1.98
  Net earnings per share, assuming dilution           2.84           2.57         2.33           2.11           1.97
  Cash dividends declared                             1.29           1.125        1.00           0.88           0.79
  Book value at period-end                           19.90          17.91        17.03          15.56          14.20

Earnings performance ratios:
  Return on average assets                            1.67%          1.53%        1.44%          1.46%          1.51%
  Return on average equity                           15.39          14.84        14.51          14.37          14.72

Summary Balance Sheet Data (Period-end):
  Investment securities                         $  654,253     $  656,218    $  625,891    $  616,018     $  541,451
  Loans                                            859,271        797,275       779,544       743,456        604,815
  Total assets                                   1,753,814      1,723,369     1,686,647     1,657,044      1,332,645
  Deposits                                       1,519,874      1,524,704     1,504,856     1,488,709      1,185,440
  Total liabilities                              1,557,693      1,544,706     1,517,198     1,502,583      1,196,236
  Total shareholders' equity                       196,121        178,663       169,449       154,461        136,409

Asset quality ratios:
  Allowance for loan losses/period-end loans          1.15%          1.12%        1.15%          1.43%          1.62%
  Nonperforming assets/period-end loans plus
     foreclosed assets                                0.48           0.26         0.41           0.68           0.69
  Net charge offs/average loans                       0.18           0.27         0.36           0.26           0.32

Capital ratios:
  Average shareholders' equity/average assets        10.86%         10.30%        9.89%         10.16%         10.24%
  Leverage ratio (1)                                 10.40           9.62         9.02           8.28          10.27
  Tier 1 risk-based capital (2)                      17.75          17.19        16.03          14.76          18.73
  Total risk-based capital (3)                       18.74          18.13        17.01          15.95          19.95
  Dividend payout ratio                              45.23          43.64        41.66          41.24          40.32
--------------------------------

(1) Calculated by dividing, at period-end, shareholders' equity (before unrealized loss on securities available for sale) less intangible assets by fourth quarter average assets less intangible assets.
(2) Calculated by dividing, at period-end, shareholders' equity (before unrealized loss on securities available for sale) less intangible assets by risk-adjusted assets.
(3) Calculated by dividing, at period-end, shareholders' equity (before unrealized loss on securities available for sale) less intangible assets plus allowance for loan losses to the extent allowed under regulatory guidelines by risk-adjusted assets.



ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

Introduction

     Management's discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2000 and 1999, and statements of earnings for the years 1998 through 2000 should be reviewed in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K. All amounts and prices related to our common stock have been adjusted to give effect to all stock splits and stock dividends.

Results of Operations

     Performance Summary. Net earnings for 2000 were $28.3 million, an increase of $2.6 million, or 10.2%, over net earnings for 1999 of $25.7 million. Net earnings for 1998 were $23.3 million. The increase in net earnings for 2000 was primarily attributable to an increase in net interest income resulting primarily from the growth in average earning assets and an increase in noninterest income resulting primarily from increases in service fees on deposit accounts and gain on securities transactions. The increase in net earnings for 1999 was primarily attributable to an increase in net interest income resulting primarily from the growth in average earning assets and an increase in noninterest income resulting primarily from an increase in service fees on deposit accounts.

     On a per share basis, net earnings were $2.85 for 2000 as compared to $2.58 for 1999 and $2.34 for 1998. When calculated on a cash basis which excludes the after tax effect of goodwill amortization, our earnings per share amounted to $2.97 for 2000, $2.70 for 1999, and $2.46 for 1998. Return on average assets was 1.67% for 2000 as compared to 1.53% for 1999 and 1.44% for 1998. Return on average equity was 15.39% for 2000 as compared to 14.84% for 1999 and 14.52% for 1998.

     Net Interest Income. Net interest income is the difference between interest income on earning assets and the interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and securities. Our liabilities to fund those assets consist primarily of interest-bearing deposits. Net interest income was $71.9 million in 2000 as compared to $69.0 million in 1999 and $67.0 million in 1998. These increases were primarily due to growth in the volume of earning assets. Average earning assets were $1.538 billion in 2000, as compared to $1.519 billion in 1999, which were $49.2 million higher than 1998. The 2000 increase is attributable to higher average investment securities, primarily tax-exempt securities, which increased $16.0 million, and higher average loans which increased $38.3 million. These increases were funded primarily from a reduction in average Federal funds sold which decreased $39.8 from the prior year average. The 1999 increase was due primarily to an increase in average tax-exempt investment securities, which were up $49.0 million. Table 1 allocates the increases in tax-equivalent net interest income for 2000 and 1999 between the amount of increase attributable to volume and rate.

     Table 1 -- Changes in Interest Income and Interest Expense (in thousands):


                                               2000 Compared to 1999                    1999 Compared to 1998
                                       --------------------------------------     -----------------------------------
                                        Change Attributable to                    Change Attributable to
                                       ------------------------      Total        ----------------------      Total
                                         Volume         Rate         Change        Volume         Rate        Change
                                       ----------    ----------    ----------     ---------    ---------    ---------
Short-term investments..........       $   (1,974)   $      646    $   (1,328)    $     274    $    (341)   $     (67)
Taxable investment securities...              246         1,289         1,535          (429)        (932)      (1,361)
Tax-exempt investment securities
    (1).........................            1,032           315         1,347         2,773         (157)       2,616
Loans (1).......................            3,384         3,459         6,843           838       (2,992)       2,154
                                       ----------    ----------    ----------     ---------    ---------    ---------
    Interest income.............            2,688         5,709         8,397         3,456       (4,422)        (966)

Interest-bearing deposits.......             (394)        5,012         4,618         1,338       (4,352)      (3,014)
Short-term borrowings...........              613           261           874           154          (95)          59
                                       ----------    ----------    ----------     ---------    ---------    ---------
    Interest expense............              219         5,273         5,492         1,492       (4,447)      (2,955)
                                       ----------    ----------    ----------     ---------    ---------    ---------
    Net interest income.........       $    2,469    $      436    $    2,905     $   1,964    $      25    $   1,989
                                       ==========    ==========    ==========     =========    =========    =========
---------------

(1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.



     The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets is illustrated below in Table 2 for the years 1998 through 2000. In 2000, the net interest margin amounted to 4.68%, which was up from 4.54% reported in 1999. In 1998, the net interest margin amounted to 4.56%. Our improved net interest margin in 2000 resulted primarily from an increase in average loans which were funded through a reduction in lower yielding Federal funds sold. Our 4.54% net interest margin in 1999 was slightly below the prior year but showed improvement toward the end of 1999 as market rates increased.

     Table 2 -- Average Balances and Average Yields and Rates (in thousands, except percentages):


                                            2000                         1999                         1998
                                ---------------------------  ---------------------------  --------------------------
                                  Average   Income/   Yield/   Average   Income/   Yield/  Average   Income/   Yield/
                                  Balance   Expense    Rate    Balance   Expense    Rate   Balance   Expense    Rate
                                ---------- ---------   ----  ---------- ---------   ----  ---------- --------   ----
Assets
  Short-term investments.....   $   50,538 $   3,148   6.23% $   90,383 $   4,476   4.95% $   85,247 $  4,543   5.33%
  Taxable investment securities    544,546    33,557   6.16     540,402    32,022   5.93     547,438   33,383   6.10
  Tax-exempt investment
   securities (1)............      125,072     8,389   6.71     109,079     7,042   6.46      67,068    4,426   6.60
  Loans (1)(2)...............      817,603    75,652   9.25     779,283    68,809   8.83      770,18   70,963   9.21
                                ---------- ---------         ---------- ---------         ---------- --------
   Total earning assets......    1,537,759   120,746   7.85   1,519,147   112,349   7.40   1,469,936  113,315   7.71
  Cash and due from banks....       77,727                       80,689                       72,608
  Bank premises and equipment       40,400                       41,285                       43,524
  Other assets...............       28,212                       27,478                       21,720
  Goodwill, net..............       19,335                       21,056                       22,466
  Allowance for loan losses..       (9,420)                      (9,016)                      (9,912)
                                ----------                   ----------                   ----------
   Total assets..............   $1,694,013                   $1,680,639                   $1,620,342
                                ==========                   ==========                   ==========
Liabilities and Shareholders'
Equity
  Interest-bearing deposits..   $1,161,175 $  47,738   4.11% $1,171,892 $  43,120   3.68% $1,138,858 $ 46,134   4.05%
  Short-term borrowings......       17,621     1,091   6.19       4,607       217   4.71       2,338      158   6.76
                                ---------- ---------         ---------- ---------         ---------- --------
   Total interest-bearing
   liabilities...............    1,178,796    48,829   4.14   1,176,499    43,337   3.68   1,141,196   46,292   4.06
  Noninterest-bearing deposits     317,659                      318,399                      306,743
  Other liabilities..........       13,529                       12,599                       12,108
                                ----------                   ----------                   ----------
   Total liabilities.........    1,509,984                    1,507,497                    1,460,047
Shareholders' equity.........      184,029                      173,142                      160,295
                                ----------                   ----------                   ----------
  Total liabilities and
   shareholders' equity......   $1,694,013                   $1,680,639                   $1,620,342
                                ==========                   ==========                   ==========
Net interest income..........              $  71,917                    $  69,012                    $  67,023
                                           =========                    =========                    =========
Rate Analysis:
  Interest income/earning
  assets.....................                          7.85%                        7.40%                       7.71%
  Interest expense/earning
  assets.....................                          3.18                         2.85                        3.15
                                                       ----                         ----                        ----
   Net yield on earning assets                         4.68%                        4.54%                       4.56%
                                                       ====                         ====                        ====
---------------

(1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)  Nonaccrual loans are included in loans.



     Noninterest Income. Noninterest income for 2000 was $25.9 million, an increase of $1.5 million, or 6.0%, as compared to 1999. This increase was primarily a result of (i) an increase in trust fees of $396 thousand due primarily to continued growth in trust assets; (ii) an increase in service fees on deposit accounts of $752 thousand which reflects growth in the number of accounts and the volume of transactions processed; and (iii) an increase in net gain on securities transactions.

     Noninterest income for 1999 was $24.5 million, an increase of $2.1 million, or 9.5%, as compared to 1998. This increase was primarily a result of (i) an increase in trust fees of $349 thousand due primarily to growth in trust assets;
(ii) an increase in service fees on deposit accounts of $1.5 million, which reflects growth in the number of accounts and the volume of transactions processed; and (iii) an increase in ATM fees of $207 thousand which resulted from an increase in the number of cardholders and the volume of transactions processed. Table 3 provides comparisons for other categories of noninterest income.

     Table 3 -- Noninterest Income (in thousands):

                                                                  Increase                   Increase
                                                      2000       (Decrease)      1999       (Decrease)        1998
                                                   ----------    ----------    ----------   ----------     ----------
Trust fees...................................      $    5,494    $      396    $    5,098   $      349     $    4,749
Service fees on deposit accounts.............          14,074           752        13,322        1,484         11,838
Real estate mortgage fees....................           1,022          (269)        1,291          (67)         1,358
Net securities gains (losses)................             530           530            --          (42)            42
ATM fees.....................................           1,554           313         1,241          207          1,034
  Other:
  Mastercard fees............................             830            21           809          (63)           872
  Miscellaneous income.......................           1,059            62           997          167            830
  Safe deposit rental fees...................             395             3           392            1            391
  Exchange fees..............................             224           (32)          256         (125)           381
  Credit life fees...........................             237           (47)          284           34            250
  Gain (loss) on sale of repossessed assets..               2            17           (15)        (250)           235
  Brokerage commissions......................             252            (2)          254           41            213
  Gain on sale of premises and equipment.....               4          (254)          258          248             10
  Interest on loan recoveries................             270           (27)          297          149            148
                                                   ----------    ----------    ----------   ----------     ----------
     Total other.............................           3,273          (259)        3,532          202          3,330
                                                   ----------    -----------   ----------   ----------     ----------
  Total Noninterest Income...................      $   25,947    $    1,463    $   24,484   $    2,133     $   22,351
                                                   ==========    ==========    ==========   ==========     ==========


     Noninterest Expense. Total noninterest expense for 2000 was $51.7 million, a decrease of $241 thousand as compared to 1999. Noninterest expense for 1999 amounted to a decrease of $489 thousand as compared to 1998. An important measure in determining whether a banking company effectively managed noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Our efficiency ratios were 53.11% for 2000, 55.55% for 1999, and 58.65% for 1998.

     Salaries and employee benefits totaled $27.1 million, an increase of $132 thousand as compared to 1999. Net occupancy and equipment expense in aggregate for 2000 decreased by $193 thousand and resulted primarily from lower building depreciation. Printing, stationery, and supplies expense for 2000 decreased $296 thousand as compared to 1999 and resulted primarily from the initial benefit of our implementation of a companywide procurement program provided through an outside vendor. Credit card fees for 2000 decreased $140 thousand as compared to 1999 and resulted primarily from the termination of our cardholder credit card product. Public relations and business development expense increased $101 thousand as compared to 1999 and reflects our increased emphasis on expanding our customer base. Other professional and service fees increased $105 thousand as compared to 1999 and resulted primarily from a review of our student loan processing area by outside professionals.

     Salaries and employee benefits for 1999 totaled $26.9 million, an increase of $266 thousand as compared to 1998. Net occupancy and equipment expense in the aggregate for 1999 decreased by $339 thousand and resulted primarily from lower depreciation and utilities expense. On a combined basis, accounting and legal fees for 1999 decreased $174 thousand as compared to 1998 and resulted primarily from a reduction in merger and acquisition expenses. Other miscellaneous expense totaled $3.7 million for 1999, a decrease of $315 thousand as compared to 1998. Approximately $160 thousand of this decrease resulted from lower expenses related to preparation for the Year 2000.

     Table 4 -- Noninterest Expense (in thousands):


                                                                  Increase                   Increase
                                                      2000       (Decrease)      1999       (Decrease)        1998
                                                   ----------    ----------    ----------   ----------     ----------
Salaries.....................................      $   20,963    $       78    $   20,885   $      153     $   20,732
Medical and other benefits...................           2,664           276         2,388           34          2,354
Profit sharing...............................           1,874          (237)        2,111           84          2,027
Payroll taxes................................           1,576            15         1,561           (5)         1,566
                                                   ----------    ----------    ----------   ----------     ----------
  Total salaries and employee benefits.......          27,077           132        26,945          266         26,679

Net occupancy expense........................           3,563          (256)        3,819         (366)         4,185
Equipment expense............................           4,181            63         4,118           27          4,091
Goodwill amortization........................           1,641            --         1,641          (14)         1,655

Other:
  Data processing and operation fees.........           1,263            88         1,175           26          1,149
  Postage....................................           1,046           (57)        1,103          (38)         1,141
  Printing, stationery and supplies..........             882          (296)        1,178           76          1,102
  Advertising................................           1,054            13         1,041          (52)         1,093
  Correspondent bank service charges.........           1,262            19         1,243          151          1,092
  ATM expense................................           1,000            40           960          137            823
  Credit card fees...........................             604          (140)          744           (9)           753
  Telephone..................................             754            84           670          (51)           721
  Public relations and business development..             703           101           602            6            596
  Directors' fees............................             453            (8)          461          (49)           510
  Audit and accounting fees..................             666            44           622          (38)           660
  Legal fees.................................             279           (82)          361         (136)           497
  Other professional and service fees........             531           105           426          (36)           462
  Regulatory exam fees.......................             424            39           385          (25)           410
  Franchise tax..............................             261           (96)          357          (47)           404
  Software amortization......................             287           (99)          386           (2)           388
  Other miscellaneous........................           3,761            65         3,696         (315)         4,011
                                                   ----------    ----------    ----------   ----------     ----------
     Total other.............................          15,230          (180)       15,410         (402)        15,812
                                                   ----------    ----------    ----------   ----------     ----------
Total Noninterest Expense....................      $   51,692    $     (241)   $   51,933   $     (489)    $   52,422
                                                   ==========    ==========    ==========   ==========     ==========



     Income Taxes. Income tax expense was $12.7 million for 2000 as compared to $11.5 million for 1999 and $11.1 million for 1998. Our effective tax rates on pretax income were 30.9%, 30.9% and 32.3%, respectively, for the years 2000, 1999 and 1998. The decrease for 1999 was due to higher levels of nontaxable interest income resulting from increased volumes of tax-exempt securities.

Balance Sheet Review

     Loans. The loan portfolio is comprised of loans made to businesses, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in fixed rate mortgage loans. As of December 31, 2000, total loans were $859.3 million, an increase of $62.0 million, or 7.8%, as compared to December 31, 1999. As of December 31, 1999, total loans were $797.2 million, an increase of $17.7 million or 2.3% as compared to December 31, 1998. Real estate loans as of December 31, 2000, increased $79.6 million as compared to December 31, 1999. As of December 31, 1999, real estate loans increased $10 million as compared to December 31, 1998. Commercial loans and consumer loans as of December 31, 2000, decreased $2.9 million and $14.7 million, respectively, as of December 31, 1999. Commercial loans and consumer loans as of December 31, 1999, increased $6.3 million and decreased $18.4 million, respectively, as of December 31, 1998. The decrease in consumer loans for 2000 resulted primarily from a $11.9 million reduction in the volume of indirect automobile loans and a $3.1 million reduction in credit card loans. Loans averaged $817.6 million during 2000, an increase of $38.3 million over the prior year average.

     Table 5 -- Composition of Loans (in thousands, except percentages):


                                         December 31, 2000      December 31, 1999        December 31, 1998
                                        -------------------   --------------------      --------------------
                                                     % of                   % of                      % of
                                         Amount      Total      Amount      Total        Amount       Total
                                        --------     ------   --------      ------      --------      ------
Commercial, financial and
  agricultural....................      $295,032      34.34%  $297,966       37.37%     $278,647       35.74%
Real estate-- construction........        40,610       4.73     43,039        5.40        36,721        4.71
Real estate-- mortgage............       290,920      33.86    208,895       26.20       198,447       25.46
Consumer..........................       232,709      27.08    247,375       31.03       265,729       34.09
                                        --------     ------   --------      ------      --------      ------
                                        $859,271     100.00%  $797,275      100.00%     $779,544      100.00%
                                        ========     ======   ========      ======      ========      ======


     Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which consist of nonperforming loans and foreclosed assets, were $4.1 million at December 31, 2000, as compared to $2.1 million at December 31, 1999 and $3.2 million at December 31, 1998. As a percent of loans and foreclosed assets, nonperforming assets were 0.48% at December 31, 2000, as compared to 0.26% at December 31, 1999 and 0.41% at December 31, 1998. Management considers the level of nonperforming assets to be manageable and is not aware of any material classified credit not properly disclosed as nonperforming at December 31, 2000.

     Table 6 -- Nonperforming Assets (in thousands, except percentages):


                                                                            At December 31,
                                                   -----------------------------------------------------------------
                                                      2000          1999         1998          1997          1996
                                                   ----------    ----------    ---------    ----------     ---------
Nonaccrual loans.............................      $    3,512    $    1,389    $   2,717    $    3,668     $   2,906
Loans past due 90 days or more...............              34            63           67           134           116
Restructured loans...........................              --            --           --           358           373
                                                   ----------    ----------    ---------    ----------     ---------
     Nonperforming loans.....................           3,546         1,452        2,784         4,160         3,395
Foreclosed assets............................             546           637          385           936           806
                                                   ----------    ----------    ---------    ----------     ---------
     Total nonperforming assets..............      $    4,092    $    2,089    $   3,169    $    5,096     $   4,201
                                                   ==========    ==========    =========    ==========     =========
As a % of loans and foreclosed assets........           0.48%        0.26%         0.41%        0.68%          0.69%


     Provision and Allowance for Loan Losses. The allowance for loan losses is the amount deemed by management as of a specific date to be adequate to provide for possible losses on loans that may become uncollectible. Management determines the allowance and the required provision expense by reviewing general loss experiences and the performances of specific credits. The provision for loan losses was $2.4 million for 2000 as compared to $2.0 million for 1999 and $1.1 million for 1998. As a percent of average loans, net loan charge-offs were 0.18% during 2000, 0.27% during 1999 and 0.36% during 1998. The lower net charge-off ratio for 2000 resulted primarily from a $749 thousand reduction in consumer-related loan losses. The allowance for loan losses as a percent of loans was 1.15% as of December 31, 2000, as compared to 1.12% as of December 31, 1999. Management anticipates that the ratio of allowance for loan losses to loans will remain above 1% in future periods. A key indicator of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans, which consist of nonaccrual loans, loans past due 90 days, and restructured loans. This ratio for the past five years is disclosed in the following Table 7.

     Table 7 -- Loan Loss Experience and Allowance for Loan Losses (in
                    thousands, except percentages):


                                                      2000          1999         1998          1997          1996
                                                   ----------    ----------    ---------    ----------     ---------
Balance at January 1,........................      $    8,938    $    8,988    $  10,632    $    9,797     $   9,650
Allowance established from purchase acquisition            --            --           --         1,444           800
                                                   ----------    ----------    ---------    ----------     ---------
                                                        8,938         8,988       10,632        11,241        10,450

Loans charged off............................           2,993         3,821        4,159         3,127         2,764
Loans recovered..............................           1,545         1,740        1,375         1,404           911
                                                   ----------    ----------    ---------    ----------     ---------
Net charge-offs..............................           1,448         2,081        2,784         1,723         1,853
Provision for loan losses....................           2,398         2,031        1,140         1,114         1,200
                                                   ----------    ----------    ---------    ----------     ---------
Balance at December 31,......................      $    9,888    $    8,938    $   8,988    $   10,632     $   9,797
                                                   ==========    ==========    =========    ==========     =========

Loans at year-end............................      $  859,271    $  797,275    $ 779,544    $  743,456     $ 604,815
Average loans................................         817,603       779,283      770,183       657,325       575,658

Net charge offs/average loans................            0.18%         0.27%        0.36%         0.26%         0.32%
Allowance for loan losses/year-end loans.....            1.15          1.12         1.15          1.43          1.62
Allowance for loan losses/nonperforming assets         278.85        615.55       322.84        255.58        288.57


     Investment Securities. Investment securities totaled $654.2 million as of December 31, 2000, as compared to $656.2 million at December 31, 1999. At December 31, 2000, securities with an amortized cost of $391.9 million were classified as securities held-to-maturity and securities with a market value of $262.3 million were classified as securities available-for-sale. As compared to December 31, 1999, the portfolio at December 31, 2000, reflected (i) a decrease of $33.8 million in U.S. Treasury and U.S. Government corporations and agencies securities; (ii) an increase of $6.9 million in tax-exempt obligations of states and political subdivisions; (iii) an $8.1 million increase in other securities, primarily corporate bonds; and (iv) a $16.9 million increase in mortgage-backed securities. The overall portfolio yield of 6.40% at the end of 2000 was up from the prior year-end yield of 6.15%. We did not hold any collateralized mortgage obligations that entail higher risks than standard mortgage-backed securities or structured notes. See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2000 and 1999.

     Table 8 -- Maturities and Yields of Investment Securities Held December 31,
                    2000 (in thousands, except percentages):


                                                                      Maturing
                               ------------------------------------------------------------------------------------
                                                  After One Year  After Five Years
                                   One Year          Through          Through            After
                                   or Less          Five Years        Ten Years         Ten Years          Total
                               --------------    --------------   --------------    --------------   --------------
Held-to-Maturity:               Amount   Yield    Amount   Yield   Amount   Yield   Amount   Yield    Amount   Yield
----------------               -------   ----    --------  ----   -------   ----    -------   ----   --------  ----
U.S. Treasury obligations..    $ 1,509   5.61%   $  4,027  5.46%  $    --     --%   $    --     --%  $  5,536  5.50%
Obligations of U.S.
   Government corporations
     and agencies..........     63,835   5.92     172,122  5.85     6,973   6.97      2,952   7.29    245,882  5.91
Obligations of states and
   political subdivisions..     12,361   6.49      49,539  6.39    10,758   7.24      9,686   8.28     82,344  6.74
Other securities...........      4,615   5.35          --    --        --     --         --     --      4,615  5.35
Mortgage-backed securities.      3,253   5.36      16,514  6.60    26,129   7.11      7,645   6.89     53,541  6.82
                               -------   ----    --------  ----   -------   ----    -------   ----   --------  ----
   Total...................    $85,573   5.94%   $242,202  6.00%  $43,860   7.12%   $20,283   7.61%  $391,918  6.20%
                               =======   ====    ========  ====   =======   ====    =======   ====   ========  ====



                                                                      Maturing
                               ------------------------------------------------------------------------------------
                                                  After One Year  After Five Years
                                   One Year          Through          Through            After
                                   or Less          Five Years        Ten Years         Ten Years          Total
                               --------------    --------------   --------------    --------------   --------------
Available-for-Sale:             Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield   Amount   Yield
------------------             -------   ----    --------  ----   -------   ----    -------   ----   --------  ----
U.S. Treasury obligations..    $ 3,307   5.94%   $  1,014  6.05%  $    --     --%   $    --     --%  $  4,321  6.05%
Obligations of U.S.
   Government corporations
     and agencies..........     15,666   6.06      52,046  6.23    21,129   6.63      8,148   7.19     96,989  6.37
Obligations of states and
   political subdivisions..        200   6.15       8,716  6.38     6,528   7.36     44,167   7.72     59,611  7.48
Other securities...........      7,402   5.81      40,313  6.46        --     --      3,137   6.00     50,852  6.34
Mortgage-backed securities.        842   8.16      28,146  6.92    14,134   6.57      7,440   6.92     50,562  6.84
                               -------   ----    --------  ----   -------   ----    --------  ----   --------  ----
   Total...................    $27,417   6.04%   $130,235  6.46%  $41,791   6.72%   $62,892   7.47%  $262,335  6.70%
                               =======   ====    ========  ====   =======   ====    =======   ====   ========  ====



                                                                      Maturing
                               ------------------------------------------------------------------------------------
                                                  After One Year  After Five Years
                                   One Year          Through          Through            After
                                   or Less          Five Years        Ten Years         Ten Years          Total
                               --------------    --------------   --------------    --------------   --------------
Total Investment Securities:    Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield   Amount   Yield
---------------------------    -------   ----    --------  ----   -------   ----    -------   ----   --------  ----
U.S. Treasury obligations..    $  4,816  5.84%   $  5,041  5.65%  $    --     --%   $    --     --%  $  9,857  5.74%
Obligations of U.S.
   Government corporations
     and agencies..........      79,501  5.94     224,168  5.94    28,102   6.71     11,100   7.22    342,871  6.04
Obligations of states and
   political subdivisions..      12,561  6.48      58,255  6.39    17,286   7.29     53,853   7.82    141,955  7.05
Other securities...........      12,017  5.64      40,313  6.46        --     --      3,137   6.00     55,467  6.26
Mortgage-backed securities.       4,095  5.94      44,660  6.80    40,263   6.92     15,085   6.90    104,103  6.83
                               --------  ----    --------  ----   -------   ----    -------   ----   --------  ----
   Total...................    $112,990  5.97%   $372,437  6.16%  $85,651   6.93%   $83,175   7.51%  $654,253  6.40%
                               ========  ====    ========  ====   =======   ====    =======   ====   ========  ====


     Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $1.520 billion as of December 31, 2000, as compared to $1.525 billion as of December 31, 1999 and $1.505 billion as of December 31, 1998. During 2000, approximately $16.5 million of deposits moved into repurchase agreements and were retained as a source of funding. Table 9 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100 thousand or more.

     Table 9 -- Composition of Average Deposits and Remaining Maturity of Time
                Deposits of $100,000 or More (in thousands, except percentages):


                                                2000                        1999                       1998
                                       ----------------------      -----------------------     --------------------
                                        Average         Average      Average        Average     Average       Average
                                        Balance          Rate        Balance          Rate      Balance        Rate
                                       ----------        ----      ----------         ----     ---------       ----
Noninterest-bearing deposits....       $  317,659          --      $  318,399           --     $ 306,743         --
Interest-bearing deposits
   Interest-bearing checking....          252,281        1.59%        248,516         1.43%      240,159       2.01%
   Savings and money market
     accounts...................          374,396        3.93         379,075         3.42       351,319       3.23
   Time deposits under $100,000.          370,093        5.29         378,528         4.88       390,791       5.23
   Time deposits of $100,000 or
     more.......................          164,405        5.74         165,773         4.91       156,589       5.56
                                       ----------        ----      ----------         ----     ---------       ----
   Total interest-bearing deposits      1,161,175        4.11%      1,171,892         3.68%    1,138,858       4.05%
                                       ----------                  ----------                  ---------
Total average deposits..........       $1,478,834                  $1,490,291                  $1,445,601
                                       ==========                  ==========                  ==========



                                                              December 31, 2000
                                                              -----------------
     Three months or less...............................         $    53,270
     Over three through six months......................              39,590
     Over six through twelve months.....................              51,672
     Over twelve months.................................              20,962
                                                                 -----------
       Total time deposits of $100,000 or more..........         $   165,494
                                                                 ===========

     Capital Resources. Total shareholders' equity was $196.1 million, or 11.18% of total assets, at December 31, 2000, as compared to $178.7 million, or 10.37% of total assets, at December 31, 1999. During 2000, total shareholders' equity averaged $184.0 million, or 10.86% of average assets, as compared to $173.1 million, or 10.30% of average assets, during 1999. Effective July 25, 2000, we implemented a stock buy back program and, through December 31, 2000, purchased 126,100 shares in the open market at an average cost of $31.13 per share.

     Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders' equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of December 31, 2000, our total risk-based and leverage ratios were 18.74% and 10.40%, respectively, as compared to total risk-based and leverage ratios of 18.13% and 9.62% as of December 31, 1999. In 2000, we experienced a higher rate of growth in tangible equity capital (6.4%) than assets (1.8%), which resulted in higher capital ratios as of December 31, 2000, as compared to December 31, 1999.

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

     Each of our subsidiary banks has an asset/liability committee that monitors interest rate risk and compliance with investment policies. Each subsidiary bank tracks interest rate risk by, among other things, interest-sensitivity gap and simulation analysis. Table 10 sets forth the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2000, and sets forth the repricing dates of our consolidated interest-earning assets and interest-bearing liabilities as of that date, as well as our projected consolidated interest rate sensitivity gap percentages for the periods presented. The table is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment. These assumptions are estimates made by management. Assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on our consolidated net interest income.

     Table 10 -- Interest Sensitivity Analysis (in thousands, except percentages):


                                                                                                           December 31,
                                                                                                               2000
                                                                                                            Estimated
                               2001        2002       2003       2004       2005      Beyond      Total     Fair Value
                            ----------   --------   --------   --------   --------   --------   ----------  ----------
Loans
  Fixed rate loans....      $  236,361   $ 55,435   $ 82,804   $ 79,895   $ 68,141   $ 65,803   $  588,439  $  572,664
   Average interest rate          9.33%      9.74%      9.35%      8.46%      9.17%      8.48%        9.14%
  Adjustable rate loans        270,832         --         --         --         --         --      270,832     270,832
   Average interest rate          9.91         --         --         --         --         --         9.91
Investment securities
  Fixed rate securities        118,403    113,617    122,043     85,245     39,828    164,785      643,921     645,593
   Average interest rate          5.86       5.96       5.97       6.31       6.86       7.23         6.37
   Adjustable rate
    securities..........        10,332         --         --         --         --         --       10,332      10,332
   Average interest rate          6.77         --         --         --         --         --         6.77
Other earning assets
  Adjustable rate other         62,334         --         --         --         --         --       62,334      62,334
   Average interest rate          6.47         --         --         --         --         --         6.47
                            ----------   --------   --------   --------   --------   --------   ----------  ----------
Total interest  sensitive
  assets................    $  698,262   $169,052   $204,847   $165,140   $107,969   $230,588   $1,575,858  $1,561,755
   Average interest rate          8.09%      7.20%      7.34%      7.35%      8.32%      7.59%        7.76%

Deposits
  Fixed rate deposits.      $  430,574   $ 55,583   $ 11,192   $  5,316   $  7,768   $     --   $  510,433  $  510,173
   Average interest rate          6.03%      6.18%      5.71%      5.58%      6.35%%       --         4.99%
  Adjustable rate
   deposits.............       673,164         --         --         --         --         --      673,164     673,164
   Average interest rate          3.10         --         --         --         --         --         3.10
Other interest-bearing
  liabilities
  Adjustable rate other         26,164         --         --         --         --         --       26,164      26,164
   Average interest rate          6.25         --         --         --         --         --         6.25
                            ----------   --------   --------   --------   --------   --------   ----------  ----------
Total interest sensitive
  liabilities.........      $1,129,902   $ 55,583   $ 11,192   $  5,316   $  7,768   $     --   $1,209,761  $1,209,501
   Average interest rate          4.29%      6.18%      5.71%      5.58%      6.35%         --        4.41%

Interest sensitivity gap    $ (431,640)  $113,469   $193,655   $159,824   $100,201   $230,588   $  366,097  $  352,254
Cumulative interest
  sensitivity gap.....        (431,640)  (318,171)  (124,516)    35,308    135,509    366,097
Ratio of interest
  sensitive assets to
  interest sensitive
  liabilities.........           61.80         --         --         --         --         --
Cumulative ratio of
  interest sensitive
  assets to interest
  sensitive liabilities          61.80      73.16      89.59     102.94     111.20     130.26
Cumulative interest
  sensitivity gap as a
  percent of earning
  assets..............          (27.39)%   (20.19)%    (7.90)%     2.24%      8.60%     23.23%


     As of December 31, 1999, our 2000 interest-sensitivity gap was ($488.1) million and its 2000 ratio of interest sensitive assets to interest sensitive liabilities was 56.76%.

     Management estimates that, as of December 31, 2000 and December 31, 1999, an upward shift of interest rates by 200 basis points would result in an increase of projected net interest income of 3.4% and 1.4%, respectively, and a downward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 6.1% and 4.0%, respectively. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Management believes that it is unlikely that such changes would occur in a short time period. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results would, in management's belief, be different from the foregoing estimates, and such results could be material.

     Liquidity. Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Asset liquidity is provided by cash and assets, which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Given the strong core deposit base and relatively low loan deposit ratios maintained at the subsidiary banks, management considers the current liquidity position to be adequate to meet short- and long-term liquidity needs.

     Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent solely on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At December 31, 2000, approximately $21.6 million was available for the payment of intercompany dividends by the subsidiary banks without the prior approval of regulatory agencies. Also at December 31, 2000, we had $25.0 million available under a line of credit with an unaffiliated financial institution.

     Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 45% of net earnings while maintaining adequate capital to support growth. The dividend payout ratios have amounted to 45.2%, 43.6% and 41.7% of net earnings, respectively, in 2000, 1999 and 1998. Given the current strong capital position and projected earnings and asset growth rates, we do not anticipate any change in our current dividend policy.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our management considers interest rate risk to be a significant market risk for us. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Balance Sheet Review--Interest Rate Risk" for disclosure regarding this market risk.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements begin on page F-1.

Quarterly Results of Operations

     The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2000 and 1999. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The amounts related to our common stock have been adjusted to give effect to all stock dividends and stock splits.


                                                                                        2000
                                                                 ---------------------------------------------------
                                                                    4th           3rd           2nd           1st
                                                                 ----------    ---------    ----------     ---------
Summary Income Statement Information:
  Interest income                                                $   30,675    $  29,848    $   29,168     $  28,260
  Interest expense                                                   13,312       12,494        11,738        11,285
                                                                 ----------    ---------    ----------     ---------
  Net interest income                                                17,363       17,354        17,430        16,975
  Provision for loan losses                                             812          426           419           741
                                                                 ----------    ---------    ----------     ---------
  Net interest income after provision for loan losses                16,551       16,928        17,011        16,234
  Noninterest income                                                  6,239        6,450         6,262         6,466
  Net gain on securities transactions                                   530           --            --            --
  Noninterest expense                                                12,900       12,929        12,924        12,940
                                                                 ----------    ---------    ----------     ---------
  Earnings before income taxes                                       10,420       10,449        10,349         9,760
  Provision for income taxes                                          3,191        3,237         3,220         3,014
                                                                 ----------    ---------    ----------     ---------
  Net earnings                                                   $    7,229    $   7,212    $    7,129     $   6,746
                                                                 ==========    =========    ==========     =========
Per Share Data:
  Net earnings per share                                         $     0.73    $    0.73    $     0.71     $    0.68
  Net earnings per share, assuming dilution                            0.73         0.72          0.71          0.68
  Cash dividends declared                                              0.33         0.33          0.33          0.30
  Book value at period-end                                            19.90        19.18         18.66         18.29
Common stock sales price:
  High                                                           $    32.13    $   32.63    $    29.25     $   31.00
  Low                                                                 28.50        26.75         23.94         26.25
  Close                                                               31.44        32.06         27.50         26.25



                                                                                        1999
                                                                 ---------------------------------------------------
                                                                    4th           3rd           2nd           1st
                                                                 ----------    ---------    ----------     ---------
Summary Income Statement Information:
  Interest income                                                $   28,152    $  27,692    $   27,139     $  27,029
  Interest expense                                                   11,123       10,833        10,635        10,746
                                                                 ----------    ---------    ----------     ---------
  Net interest income                                                17,029       16,859        16,504        16,283
  Provision for loan losses                                             767          486           308           470
                                                                 ----------    ---------    ----------     ---------
  Net interest income after provision for loan losses                16,262       16,373        16,196        15,813
  Noninterest income                                                  6,173        6,106         6,177         6,061
  Noninterest expense                                                13,027       13,014        12,959        12,968
                                                                 ----------    ---------    ----------     ---------
  Earnings before income taxes                                        9,408        9,465         9,414         8,906
  Provision for income taxes                                          2,850        2,932         2,942         2,779
                                                                 ----------    ---------    ----------     ---------
  Net earnings                                                   $    6,558    $   6,533    $    6,472     $   6,127
                                                                 ==========    =========    ==========     =========
Per Share Data:
  Net earnings per share                                         $     0.66    $    0.66    $     0.64     $    0.62
  Net earnings per share, assuming dilution                            0.66         0.66          0.64          0.61
  Cash dividends declared                                              0.30         0.275         0.275         0.275
  Book value at period-end                                            17.91        17.72         17.40         17.29
Common stock sales price:
  High                                                           $    34.44    $   34.77    $    37.00     $   36.13
  Low                                                                 29.13        30.00         30.00         31.25
  Close                                                               30.75        33.25         31.75         32.38


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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2001 annual meeting of shareholders, or our 2001 proxy statement, under the captions "Proposal 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from our 2001 proxy statement under the caption "Management."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from our 2001 proxy statement under the captions "Proposal 1 -- Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by Item 13 is hereby  incorporated  by reference
from  our  2001  proxy  statement   under  the  caption   "Interest  in  Certain
Transactions."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.       The following documents are filed as part of this report:

         (1)      Financial Statements

                  Report of Independent Public Accountants
                  Management's Report on Responsibility for the Financial
                   Statements
                  Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Earnings for the years ended December 31, 2000, 1999 and 1998
                  Consolidated Statements of Comprehensive Earnings for the
                   years ended December 31, 2000, 1999 and 1998
                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
                  Consolidated Statements of Cash Flows for the years ended
                   December 31, 2000, 1999 and 1998
                  Notes to the Consolidated Financial Statements

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

B.       Reports on Form 8-K.

         We did not file any reports on Form 8-K for the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FIRST FINANCIAL BANKSHARES, INC.


     Date:  March  20 , 2001                    By:  /S/ F. SCOTT DUESER
                  ----                          --------------------------------
                                                     F. SCOTT DUESER
                                                     President, Chief Executive
                                                      Officer and Director

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



                        Name                                          Title                            Date
                        ----                                          -----                            ----

/S/ KENNETH T. MURPHY                                  Chairman of the Board and Director         March 20, 2001
-----------------------------------------------                                                         --
               Kenneth T. Murphy

/S/ CURTIS R. HARVEY                                   Executive Vice President, Chief            March 20, 2001
-----------------------------------------------        Financial Officer, Controller and                --
                Curtis R. Harvey                       Chief Accounting Officer

/S/ F. SCOTT DUESER                                    President, Chief Executive Officer         March 20, 2001
-----------------------------------------------                and Director                             --
                F. Scott Dueser

/S/ JOSEPH E. CANON                                                 Director                      March 20, 2001
-----------------------------------------------                                                         --
                Joseph E. Canon

/S/ MAC A. COALSON                                                  Director                      March 21, 2001
-----------------------------------------------                                                         --
                 Mac A. Coalson




                        Name                                          Title                            Date
                        ----                                          -----                            ----

/S/ DAVID COPELAND                                                  Director                      March 20, 2001
-----------------------------------------------                                                         --
                 David Copeland

                                                                    Director                      March __, 2001
-----------------------------------------------
               Derrell E. Johnson

                                                                    Director                      March __, 2001
-----------------------------------------------
                Kade L. Matthews

/S/ RAYMOND A. MCDANIEL, JR.                                        Director                      March 20, 2001
-----------------------------------------------                                                         --
            Raymond A. McDaniel, Jr.

/S/ BYNUM MIERS                                                     Director                      March 20, 2001
-----------------------------------------------                                                         --
                  Bynum Miers

/S/ JAMES M. PARKER                                                 Director                      March 20, 2001
-----------------------------------------------                                                         --
                James M. Parker

/S/ JACK D. RAMSEY                                                  Director                      March 20, 2001
-----------------------------------------------                                                         --
                 Jack D. Ramsey
                                                                    Director                      March __, 2001
-----------------------------------------------
                  Craig Smith

/S/ DIAN GRAVES STAI                                                Director                      March 20, 2001
-----------------------------------------------                                                         --
                Dian Graves Stai
                                                                    Director                      March __, 2001
-----------------------------------------------
                 F. L. Stephens




                        Name                                          Title                            Date
                        ----                                          -----                            ----
                                                                    Director                      March __, 2001
-----------------------------------------------
             Walter F. Worthington



                                  EXHIBIT INDEX


        Item 601
     Regulation S-K
    Exhibit Reference
         Number                                                       Exhibits
         ------                 -----------------------------------------------------------------------------------

           2.1            --    Stock Exchange Agreement and Plan of Reorganization, dated as of September 4, 1998, between First Financial Bankshares, Inc. and Cleburne State Bank (incorporated by reference from Exhibit 2.1 of the Registrant's Form S-4, filed on October 2, 1998
                                (Reg. No. 333-65235)).
           2.2            --    Amendment No. 1 to Stock Exchange Agreement and Plan of Reorganization, dated as of
                                October 30, 1998, between First Financial Bankshares, Inc. and Cleburne State Bank
                                (incorporated by reference from Exhibit 2.2 of the Registrant's Amendment No. 1 to
                                Form S-4, filed on November 3, 1998 (Reg. No. 333-65235)).
           2.3            --    Stock Exchange Agreement and Plan of Reorganization, dated as of August 18, 1997, between First Financial Bankshares, Inc., Southlake Bancshares, Inc. and Texas
                                National Bank (incorporated by reference from Exhibit 2.1 of the Registrant's Form
                                S-4, filed on October 1, 1997 (Reg. No. 333-36919)).
           2.4            --    Purchase and Assumption Agreement, dated May 27, 1997, by and between Southwest
                                Bank of San Angelo and Texas Commerce Bank-- San Angelo, National Association
                                (incorporated by reference from Exhibit 2.2 of the Registrant's Form S-4, filed on
                                October 1, 1997 (Reg. No. 333-36919)).
           3.1            --    Articles of Incorporation, and all amendments thereto, of the Registrant
                                (incorporated by reference from Exhibit 1 of the Registrant's Amendment No. 2 to
                                Form 8-A filed on Form 8-A/A No. 2 on November 21, 1995).
           3.2            --    Amended and Restated Bylaws, and all amendments thereto, of the Registrant
                                (incorporated by reference from Exhibit 2 of the Registrant's Amendment No. 1 to
                                Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).
           4.1            --    Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A
                                No. 1 on January 7, 1994).
          10.1            --    Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and
                                Kenneth T. Murphy (incorporated by reference from Exhibit 4 of the Registrant's
                                Form 10-K Annual Report for the fiscal year ended December 31, 1992).
          10.2            --    Revised Deferred Compensation Agreement, dated December 28, 1995, between the
                                Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 2 of the
                                Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995).
          10.3            --    Executive Recognition Plan (incorporated by reference from Exhibit 2 of the
                                Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996).
          10.4            --    Form of Executive Recognition Agreement (incorporated by reference from Exhibit 3 of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31,
                                1996).
          10.5            --    1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31,
                                1998).




         *21.1            --    Subsidiaries of the Registrant.
          24.1            --    Power of Attorney (included on signature page of this Form 10-K).

---------------
*Filed herewith


                           SUBSIDIARIES OF REGISTRANT


                                                                                          Percentage of Voting
              Name of Subsidiary                      Place of Organization                 Securities Owned
              ------------------                      ---------------------                 ----------------
First Financial Bankshares of Delaware, Inc.                 Delaware                               100%
First Financial Investments, Inc.                             Texas                                 100%
First National Bank of Abilene*                               Texas                                 100%**
Abilene, Texas
Hereford State Bank                                           Texas                                 100%**
Hereford, Texas
First National Bank, Sweetwater*                              Texas                                 100%**
Sweetwater, Texas
Eastland National Bank*                                       Texas                                 100%**
Eastland, Texas
First Financial Bank, National Association*                   Texas                                 100%**
Cleburne, Texas
Stephenville Bank & Trust Co.                                 Texas                                 100%**
Stephenville, Texas
San Angelo National Bank*                                     Texas                                 100%**
San Angelo, Texas
Weatherford National Bank*                                    Texas                                 100%**
Weatherford, Texas
Texas National Bank*                                          Texas                                 100%**
Southlake, Texas


*Federal charter.
**By First Financial Bankshares of Delaware, Inc.




     All subsidiaries (other than First Financial Investments, Inc. which, as of
December  31,  2000,  had  not  yet  begun   operations)  are  included  in  the
consolidated financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of First Financial Bankshares, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bankshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen  LLP

Dallas, Texas,
January 12, 2001

       MANAGEMENT'S REPORT ON RESPONSIBILITY FOR THE FINANCIAL STATEMENTS



The Management of First Financial Bankshares, Inc. and subsidiaries is responsible for the preparation, integrity, and fair presentation of its annual financial statements as of December 31, 2000 and 1999, and for the three years in the period ended December 31, 2000. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by Management. Management has also prepared the other information included in this Annual Report and is responsible for its accuracy and consistency with the financial statements.

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





Kenneth T. Murphy                                    Curtis R. Harvey
Chairman of the Board, President                     Executive Vice President
and Chief Executive Officer                          and Chief Financial Officer

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------

             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 2000 AND 1999
             -------------------------------------------------------


                                  ASSETS                                             2000                 1999
                                  ------                                         --------------       --------------
CASH AND DUE FROM BANKS                                                          $  100,300,424       $  119,228,650

FEDERAL FUNDS SOLD                                                                   62,230,288           68,741,408
                                                                                 --------------       --------------

                 Total cash and cash equivalents                                    162,530,712          187,970,058

INTEREST-BEARING DEPOSITS IN BANKS                                                      104,338                4,080

INVESTMENT IN SECURITIES:
        Securities held-to-maturity (market value of $393,590,628 in 2000
          and $414,407,070 in 1999)                                                 391,918,076          422,362,918
         Securities available-for-sale, at market value                             262,334,642          233,854,837
                                                                                 --------------       --------------

                 Total investment in securities                                     654,252,718          656,217,755

 LOANS                                                                              859,270,728          797,275,325

         Less- Allowance for loan losses                                              9,887,646            8,937,542
                                                                                 --------------       --------------


                 Net loans                                                          849,383,082          788,337,783

 BANK PREMISES AND EQUIPMENT, net                                                    40,090,733           41,536,094

 GOODWILL, net                                                                       18,515,304           20,156,671

 OTHER ASSETS                                                                        28,937,327           29,146,756
                                                                                 --------------       --------------

                 Total assets                                                    $1,753,814,214       $1,723,369,197
                                                                                 ==============       ==============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

 NONINTEREST-BEARING DEPOSITS                                                    $  336,276,933       $  340,513,737

 INTEREST-BEARING DEPOSITS                                                        1,183,596,767        1,184,190,709
                                                                                 --------------       --------------

                 Total deposits                                                   1,519,873,700        1,524,704,446

 DIVIDENDS PAYABLE                                                                    3,256,540            2,992,292

 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                      26,164,359            9,637,734

 OTHER LIABILITIES                                                                    8,398,727            7,371,782
                                                                                 --------------       --------------

                 Total liabilities                                                1,557,693,326        1,544,706,254
                                                                                 --------------       --------------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
        Common stock, $10 par value; authorized 20,000,000 shares; 9,983,002 shares issued and 9,856,902 outstanding at December 31, 2000;
          9,974,306 shares issued and outstanding at December
          31, 1999                                                                   99,830,020           99,743,060
         Capital surplus                                                             60,592,310           60,517,351
         Retained earnings                                                           38,003,195           22,495,259
         Treasury stock, at cost (126,100 shares)                                    (3,925,069)                  --
         Unrealized gain (loss) on investment in securities
          available-for-sale, net                                                     1,620,432           (4,092,727)
                                                                                 --------------       --------------

                 Total shareholders' equity                                         196,120,888          178,662,943
                                                                                 --------------       --------------

                 Total liabilities and shareholders' equity                      $1,753,814,214       $1,723,369,197
                                                                                 ==============       ==============

The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------


                                                                       2000               1999              1998
                                                                    ------------      ------------       ------------
INTEREST INCOME:
       Interest and fees on loans                                   $ 75,474,661      $ 68,706,710       $ 70,882,942
       Interest on investment in securities-
           Taxable                                                    33,556,796        32,022,205         33,382,559
           Exempt from federal income tax                              5,770,861         4,807,845          3,058,861
        Interest on federal funds sold and interest-bearing
         deposits in banks                                             3,148,277         4,475,866          4,543,295
                                                                    ------------      ------------       ------------

                   Total interest income                             117,950,595       110,012,626        111,867,657
                                                                    ------------      ------------       ------------

INTEREST EXPENSE:
       Interest on time deposits                                      47,737,862        43,120,569         46,133,721
       Other                                                           1,091,180           216,988            158,669
                                                                    ------------      ------------       ------------

                   Total interest expense                             48,829,042        43,337,557         46,292,390
                                                                    ------------      ------------       ------------

                   Net interest income                                69,121,553        66,675,069         65,575,267

PROVISION FOR LOAN LOSSES                                              2,397,750         2,030,833          1,139,500
                                                                    ------------      ------------       ------------

                   Net interest income after provision for
                     loan losses                                      66,723,803        64,644,236         64,435,767
                                                                    ------------      ------------       ------------

NONINTEREST INCOME:
       Trust department income                                         5,494,246         5,097,606          4,748,751
       Service fees on deposit accounts                               14,073,514        13,321,553         11,838,173
       ATM fees                                                        1,554,437         1,241,039          1,033,909
       Real estate mortgage fees                                       1,021,590         1,291,282          1,358,271
       Net gain on securities transactions                               530,097                --             42,230
       Other                                                           3,273,445         3,532,022          3,329,808
                                                                    ------------      ------------       ------------

                   Total noninterest income                           25,947,329        24,483,502         22,351,142
                                                                    ------------      ------------       ------------

NONINTEREST EXPENSE:
       Salaries and employee benefits                                 27,077,436        26,945,492         26,678,822
       Net occupancy expense                                           3,563,289         3,819,129          4,185,224
       Equipment expense                                               4,180,782         4,118,272          4,090,955
       Goodwill amortization                                           1,641,367         1,641,407          1,654,682
       Other expenses                                                 15,229,614        15,409,051         15,812,342
                                                                    ------------      ------------       ------------

                   Total noninterest expense                          51,692,488        51,933,351         52,422,025
                                                                    ------------      ------------       ------------

EARNINGS BEFORE INCOME TAXES                                          40,978,644        37,194,387         34,364,884

INCOME TAX EXPENSE                                                    12,662,597        11,503,846         11,110,945
                                                                    ------------      ------------       ------------

NET EARNINGS                                                        $ 28,316,047      $ 25,690,541       $ 23,253,939
                                                                    ============      ============       ============

NET EARNINGS PER SHARE (BASIC)                                      $       2.85      $       2.58       $       2.34
                                                                    ============      ============       ============

NET EARNINGS PER SHARE, ASSUMING DILUTION                           $       2.84      $       2.57       $       2.33
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


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                -------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------


                                                                      2000               1999              1998
                                                                   ------------      ------------       ------------
NET EARNINGS                                                       $ 28,316,047      $ 25,690,541       $ 23,253,939

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
        Change in unrealized gain (loss) on investment in
         securities available-for-sale, before tax                    8,789,484        (8,653,045)         1,777,853
        Reclassification adjustment for realized gains on
         investment in securities included in net earnings,
         before tax                                                    (530,097)               --            (42,230)
                                                                   ------------      ------------       ------------

           Total other items of comprehensive earnings                8,259,387        (8,653,045)         1,735,623
                                                                   ------------      ------------       ------------

COMPREHENSIVE EARNINGS, before income taxes                          36,575,434        17,037,496         24,989,562

INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER ITEMS OF
  COMPREHENSIVE EARNINGS                                              3,076,320        (3,028,566)           607,468
                                                                   ------------      ------------       ------------

COMPREHENSIVE EARNINGS                                             $ 33,499,114      $ 20,066,062       $ 24,382,094
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


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------


                                                                                               Unrealized
                                                                                                  Gain
                                                                                                (Loss) on
                                                                                                Investment
                                  Common Stock                                      Treasury   in Securities    Total
                               ----------------------     Capital      Retained      Stock,     Available    Shareholders'
                                Shares       Amount       Surplus      Earnings      at cost   For Sale, Net     Equity
                               ---------  -----------   -----------   -----------  -----------  -----------  ------------
BALANCE, December 31, 1997     9,025,852  $90,258,520   $36,595,698   $27,203,391  $        --  $   403,597  $154,461,206

      Net earnings                    --           --            --    23,253,939           --           --    23,253,939
      Cash dividends
        declared,
        $1.00 per share               --           --            --    (9,687,469)          --           --    (9,687,469)
      Stock issuances             23,257      232,570        60,857            --           --           --       293,427
      Stock dividend, 10%        903,574    9,035,740    23,718,818   (32,754,558)          --           --            --
      Change in unrealized
        gain (loss)
        on investment
        in securities
        available-for-
        sale, net                     --           --            --            --           --    1,128,155     1,128,155
                               ---------  -----------   -----------   -----------  -----------  -----------  ------------

BALANCE, December 31, 1998     9,952,683  $99,526,830   $60,375,373   $ 8,015,303  $        --  $ 1,531,752  $169,449,258

      Net earnings                    --           --            --    25,690,541           --           --    25,690,541
      Cash dividends
        declared,
        $1.125 per share              --           --            --   (11,210,585)          --           --   (11,210,585)
      Stock issuances             21,623      216,230       141,978            --           --           --       358,208
      Change in unrealized
        gain (loss)
        on investment
        in securities
        available-for-
        sale, net                     --           --            --            --          --    (5,624,479)   (5,624,479)
                               ---------  -----------   -----------   -----------  -----------  -----------  ------------

BALANCE, December 31, 1999     9,974,306  $99,743,060   $60,517,351   $22,495,259  $        --  $(4,092,727) $178,662,943

      Net earnings                    --           --            --    28,316,047           --           --    28,316,047
      Cash dividends
        declared,
        $1.29 per share               --           --            --   (12,808,111)          --           --   (12,808,111)
      Acquisition of
        treasury stock                --           --            --            --   (3,925,069)          --    (3,925,069)
      Stock issuances              8,696       86,960        74,959            --           --           --       161,919
      Change in unrealized
        gain (loss)
        on investment
        in securities
        available-for-
        sale, net                     --           --            --            --           --    5,713,159     5,713,159
                               ---------  -----------   -----------   -----------  -----------  -----------  ------------

BALANCE, December 31, 2000     9,983,002  $99,830,020   $60,592,310   $38,003,195  $(3,925,069) $ 1,620,432  $196,120,888
                               =========  ===========   ===========   ===========  ===========  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------


                                                                       2000               1999              1998
                                                                   ------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                                $ 28,316,047      $ 25,690,541       $ 23,253,939
        Adjustments to reconcile net earnings to net cash
         provided by operating activities-
            Depreciation and amortization                             5,502,224         6,015,481          6,157,299
            Provision for loan losses                                 2,397,750         2,030,833          1,139,500
            Premium amortization, net of discount accretion           1,359,124         2,819,747          2,320,788
            Gain on sale of assets                                     (540,304)         (242,786)           (39,576)
            Deferred federal income tax benefit                        (304,240)         (189,462)          (110,993)
            Increase in other assets                                 (2,567,832)         (755,821)        (1,109,754)
            Increase (decrease) in other liabilities                  1,026,945        (1,826,348)         4,049,267
                                                                   ------------      ------------       ------------

                 Total adjustments                                    6,873,667         7,851,644         12,406,531
                                                                   ------------      ------------       ------------

                 Net cash provided by operating activities           35,189,714        33,542,185         35,660,470
                                                                   ------------      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net (increase) decrease in interest-bearing deposits
         in banks                                                      (100,258)          199,831            194,760
        Activity in available-for-sale securities-
            Sales                                                       530,097                --         23,910,732
            Maturities                                               21,660,247        41,136,148        103,760,577
            Purchases                                               (41,804,532)      (73,621,717)      (143,739,172)
        Activity in held-to-maturity securities-
            Maturities                                               87,167,939       114,528,929        218,953,525
            Purchases                                               (57,628,266)     (123,843,038)      (213,301,021)
        Net increase in loans                                       (63,728,244)      (20,100,242)       (38,950,855)
        Capital expenditures                                         (2,507,214)       (4,136,657)        (4,267,677)
        Proceeds from sale of other assets                              392,305         1,453,017          1,171,448
                                                                   ------------      ------------       ------------

                 Net cash used in investing activities              (56,017,926)      (64,383,729)       (52,267,683)
                                                                   ------------      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (decrease) increase in noninterest-bearing
         deposits                                                    (4,236,804)        5,794,605         10,559,002
        Net (decrease) increase in interest-bearing deposits           (593,942)       14,054,001          5,588,110
        Net increase in securities sold under agreements
         to repurchase                                               16,526,625         9,250,776            386,958
        Net decrease in other short-term borrowings                          --           (20,000)        (6,541,958)
        Common stock transactions:
            Acquisition of treasury stock                            (3,925,069)               --                 --
            Proceeds of stock issuances                                 161,919           358,208            293,427
        Dividends paid                                              (12,543,863)      (10,954,982)        (9,113,679)
                                                                   ------------      ------------       ------------

                 Net cash (used in) provided by financing
                  activities                                         (4,611,134)       18,482,608          1,171,860
                                                                   ------------      ------------       ------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                       (25,439,346)      (12,358,936)       (15,435,353)

 CASH AND CASH EQUIVALENTS, beginning of year                       187,970,058       200,328,994        215,764,347
                                                                   ------------      ------------       ------------

 CASH AND CASH EQUIVALENTS, end of year                            $162,530,712      $187,970,058       $200,328,994
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


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        DECEMBER 31, 2000, 1999, AND 1998
                        ---------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------

Nature of Operations
--------------------

First Financial Bankshares, Inc. (a Texas corporation) ("Bankshares") is a multi-bank holding company which owns (through its wholly owned Delaware subsidiary) all of the capital stock of nine banks located in Texas as of December 31, 2000. Those subsidiary banks are First National Bank of Abilene; Hereford State Bank; First National Bank, Sweetwater; Eastland National Bank; First National Bank in Cleburne; Stephenville Bank & Trust Co.; San Angelo National Bank; Weatherford National Bank; and Texas National Bank, Southlake. Each subsidiary bank's primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located.

A summary of significant accounting policies of Bankshares and subsidiaries (collectively, the "Company") applied in the preparation of the accompanying consolidated financial statements follow. The accounting principles followed by the Company and the methods of applying them are in conformity with both accounting principles generally accepted in the United States and prevailing practices of the banking industry.

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred income tax assets, and fair value of financial instruments.

Consolidation
-------------

The accompanying consolidated financial statements include the accounts of each of Bankshares' subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Investment in Securities
------------------------

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on their intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported in a separate component of shareholders' equity. Securities classified as trading are recorded at estimated fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 2000, 1999, or 1998.

Loans and Allowance for Loan Losses
-----------------------------------

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Unearned income on installment loans is recognized in income over the terms of the loans in decreasing amounts using a method which approximates the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding. The Company expenses its net loan origination costs, a method which does not materially differ from deferring and amortizing such amounts as an adjustment to yield. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely.

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

The Company's policy requires measurement of an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price. At December 31, 2000 and 1999, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.

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

Securities Sold Under Agreements To Repurchase
----------------------------------------------

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of the cash received in connection with the transaction. The Company may be required to provide additional collateral based on the estimated fair value of the underlying securities.

Segment Reporting
-----------------

The Company has determined that it operates one line of business (community banking) located in a single geographic area (Texas).

Recent Accounting Standard
--------------------------

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued.
This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company adopted SFAS 133 on January 1, 2001. The statement did not have a significant impact on its financial position or results of operations.

Statements of Cash Flowsw
-------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

Accounting for Income Taxes
---------------------------

The Company's provision for income taxes is based on income before taxes adjusted for permanent differences between financial reporting and taxable income. Deferred income taxes are provided for temporary differences between financial reporting and taxable income.

Stock Repurchase
----------------

On July 25, 2000, the Company approved a stock repurchase plan, authorizing the repurchase of up to 500,000 shares of the Company's common stock. During the year ended December 31, 2000, the Company repurchased 126,100 shares of its common stock. The treasury shares were purchased for $3,925,069 which represents an average purchase price of $31.13 per share.

Per Share Data
--------------

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, net earnings per share ("EPS") are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The Company calculates dilutive EPS assuming all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the period. The following table reconciles the computation of basic EPS to dilutive EPS:


                                                                                        Weighted
                                                                         Net             Average           Per Share
                                                                       Earnings           Shares             Amount
                                                                     -----------        ----------         ----------
For the year ended December 31, 2000:
       Net earnings per share, basic                                 $28,316,047         9,941,075         $     2.85
                                                                                                           ==========
       Effect of stock options                                                --            22,684
                                                                     -----------        ----------
       Net earnings per share, assuming dilution                     $28,316,047         9,963,759         $     2.84
                                                                     ===========        ==========         ==========

For the year ended December 31, 1999:
       Net earnings per share, basic                                 $25,690,541         9,961,315         $     2.58
                                                                                                           ==========
       Effect of stock options                                                --            44,534
                                                                     -----------        ----------
       Net earnings per share, assuming dilution                     $25,690,541        10,005,849         $     2.57
                                                                     ===========        ==========         ==========

For the year ended December 31, 1998:
       Net earnings per share, basic                                 $23,253,939         9,939,910         $     2.34
                                                                                                           ==========
       Effect of stock options                                                --            56,277
                                                                     -----------        ----------
       Net earnings per share, assuming dilution                     $23,253,939         9,996,187         $     2.33
                                                                     ===========        ==========         ==========

Earnings and dividends per share have been retroactively adjusted for the effect of stock dividends and splits.


2.       CASH AND INVESTMENT IN SECURITIES:
         ---------------------------------

Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. During 2000 and 1999, such average balances totaled approximately $7,785,000 and $7,041,000 respectively.

The amortized cost, estimated market values, and gross unrealized gains and losses of the Company's investment in securities as of December 31, 2000 and 1999, are as follows:


                                                                              December 31, 2000
                                                         ------------------------------------------------------------
                                                                           Gross           Gross
                                                                         Unrealized      Unrealized
                                                          Amortized        Holding        Holding         Estimated
                                                          Cost Basis        Gains          Losses         Fair Value
                                                         ------------     ----------     -----------     ------------
Securities held-to-maturity-
       U.S. Treasury securities and obligations
         of U.S. government corporations and
         agencies                                        $251,418,096     $1,412,905     $  (909,401)    $251,921,600

       Obligations of state and political
         subdivisions                                      82,343,742        984,801        (261,897)      83,066,646

       Corporate bonds                                      4,615,347             --         (18,320)       4,597,027

       Mortgage-backed securities                          53,540,891        639,820        (175,356)      54,005,355
                                                         ------------     ----------     -----------     ------------

       Total investment in debt securities
         held-to-maturity                                $391,918,076     $3,037,526     $(1,364,974)    $393,590,628
                                                         ============     ==========     ===========     ============

Securities available-for-sale-
       U.S. Treasury securities and obligations
         of U.S. government corporations and
         agencies                                        $102,872,287     $  722,740     $  (273,607)    $103,321,420

       Obligations of state and political
         subdivisions                                      58,543,775      1,252,285        (185,798)      59,610,262

       Corporate bonds                                     47,325,730        478,314         (89,070)      47,714,974

       Mortgage-backed securities                          47,962,976        698,433        (110,324)      48,551,085
                                                         ------------     ----------     -----------     ------------

       Total investment in debt securities
         available-for-sale                               256,704,764      3,151,772        (658,795)     259,197,741

       Other securities                                     3,136,901             --              --        3,136,901
                                                         ------------     ----------     -----------     ------------

       Total investment in securities
         available for sale                              $259,841,669     $3,151,772     $  (658,799)    $262,334,642
                                                         ============     ==========     ===========     ============


                                                                              December 31, 1999
                                                         ------------------------------------------------------------
                                                                             Gross         Gross
                                                                           Unrealized    Unrealized
                                                          Amortized          Holding      Holding         Estimated
                                                          Cost Basis          Gains        Losses         Fair Value
                                                         ------------       --------     -----------     ------------
Securities held-to-maturity-
       U.S. Treasury securities and obligations
         of U.S. government corporations and
         agencies                                        $283,735,707       $103,589     $(6,158,131)    $277,681,165

       Obligations of state and political
         subdivisions                                      86,907,891        122,893      (1,251,539)      85,779,245

       Corporate bonds                                      5,142,414             --         (71,575)       5,070,839

       Mortgage-backed securities                          46,082,567         32,859        (722,705)      45,392,721

       Other securities                                       494,339             --         (11,239)         483,100
                                                         ------------       --------     -----------     ------------

       Total investment in debt securities
         held-to-maturity                                $422,362,918       $259,341     $(8,215,189)    $414,407,070
                                                         ============       ========     ===========     ============

Securities available-for-sale-
       U.S. Treasury securities and obligations
         of U.S. government corporations and
         agencies                                        $105,290,356       $ 65,391     $(2,563,368)    $102,792,379

       Obligations of state and political
         subdivisions                                      50,407,650          2,727      (2,210,591)      48,199,786

       Corporate bonds                                     39,376,949            567        (809,898)      38,567,618

       Mortgage-backed securities                          41,939,488         20,348        (801,683)      41,158,153
                                                         ------------       --------     -----------     ------------

       Total investment in debt securities
         available-for-sale                               237,014,443         89,033      (6,385,540)     230,717,936

       Other securities                                     3,136,901             --              --        3,136,901
                                                         ------------       --------     -----------     ------------

       Total investment in securities
         available for sale                              $240,151,344        $89,033     $(6,385,540)    $233,854,837
                                                         ============       ========     ===========     ============


The Company invests in securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and asset-backed securities. The expected maturities of these securities at December 31, 2000, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2000 and 1999, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment in debt securities at December 31, 1999 included structured notes with an amortized cost basis of $7,006,000 and an estimated fair value of $6,942,000.

The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual and expected maturity, are shown below.


                                                              Held-to-Maturity                Available-for-Sale
                                                        ----------------------------     ----------------------------
                                                         Amortized        Estimated        Amortized       Estimated
                                                         Cost Basis       Fair Value      Cost Basis       Fair Value
                                                        ------------    ------------     ------------    ------------
       Due within one year                              $107,323,940    $107,168,610     $ 39,155,994    $ 39,132,290
       Due after one year through five years             244,412,661     245,533,915      160,272,452     161,911,231
       Due after five years through ten years             28,905,613      29,127,594       17,680,897      17,768,391
       Due after ten years                                11,275,862      11,760,509       39,595,421      40,385,829
                                                        ------------    ------------     ------------    ------------
            Total debt securities                       $391,918,076    $393,590,628     $256,704,764    $259,197,741
                                                        ============    ============     ============    ============


Securities, carried at approximately $237,295,000 and $211,143,000 at December 31, 2000 and 1999, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.

During 2000 and 1998, sales of investments in securities that were classified as available-for-sale totaled $530,097 and $23,910,732, respectively. Gross realized gains from the 2000 and 1998 sales were $530,097 and $44,064, respectively, and gross realized losses for the 1998 sales were $1,834. There were no sales of investment securities in the year ended December 31, 1999. The specific identification method was used to determine cost in computing the realized gains and losses.

3.       LOANS AND ALLOWANCE FOR LOAN LOSSES:
         -----------------------------------

Major classifications of loans are as follows:


                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                      2000                 1999
                                                                                  ------------        -------------
         Commercial, financial and agricultural                                   $295,032,865         $297,966,325
         Real estate - construction                                                 40,609,783           43,039,241
         Real estate - mortgage                                                    290,920,045          208,895,129
         Consumer                                                                  233,219,033          249,397,767
                                                                                  ------------         ------------

                                                                                   859,781,726          799,298,462

         Unearned income                                                              (510,998)          (2,023,137)
                                                                                  ------------        -------------

                   Total loans                                                    $859,270,728         $797,275,325
                                                                                  ============         ============


The Company's recorded investment in impaired loans and the related valuation allowance are as follows:


                                                             December 31, 2000                 December 31, 1999
                                                          --------------------------       --------------------------
                                                           Recorded        Valuation        Recorded        Valuation
                                                          Investment       Allowance       Investment       Allowance
                                                          ----------      ----------       ----------        --------
       Impaired loans-
         Valuation allowance required                     $3,727,631      $1,090,472       $1,552,000        $548,604
                                                          ==========      ==========       ==========        ========


The average recorded investment in impaired loans for the years ended December 31, 2000 and 1999, was approximately $2,640,000 and $2,589,000, respectively. The Company had approximately $4,092,000 and $2,089,000 in nonperforming assets at December 31, 2000 and 1999, respectively, of which approximately $3,539,000 and $1,416,000 represented recorded investments in impaired loans. No additional funds are committed to be advanced in connection with impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.

The Company recognized interest income on impaired loans of approximately $213,000, $63,000, and $135,000 during the years ended December 31, 2000, 1999, and 1998, respectively, of which approximately $16,000, $23,000 and $17,000 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2000, 1999, and 1998, respectively, such income would have approximated $449,000, $249,000 and $400,000.

The allowance for loan losses as of December 31, 2000 and 1999, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:


                                                                                        2000                 1999
                                                                                     ----------           ----------
         Allowance for loan losses provided for-
           Loans specifically evaluated as impaired                                  $1,090,472           $  548,604
           Remaining portfolio                                                        8,797,174            8,388,938
                                                                                     ----------           ----------

           Total allowance for loan losses                                           $9,887,646           $8,937,542
                                                                                     ==========           ==========


Changes in the allowance for loan losses are summarized as follows:


                                                                                   December 31,
                                                                   ------------------------------------------------
                                                                      2000              1999               1998
                                                                   ----------         ----------        -----------
     Balance at beginning of year                                  $8,937,542         $8,988,320        $10,632,441
           Add-
                Provision for loan losses                           2,397,750          2,030,833          1,139,500
                Loan recoveries                                     1,545,080          1,739,641          1,375,048

           Deduct-
                Loan charge-offs                                   (2,992,726)        (3,821,252)        (4,158,669)
                                                                   ----------         ----------        -----------

     Balance at end of year                                        $9,887,646         $8,937,542        $ 8,988,320
                                                                   ==========         ==========        ===========


An  analysis  of  the  changes  in  loans  to  officers,  directors,   principal
shareholders, or associates of such persons for the years ended December 31, 2000 and 1999 (determined as of each respective year-end) follows:


                                                        Balance at                                       Balance at
                                                        Beginning       Additional                           End
                                                        of Period          Loans         Payments        of Period
                                                       -----------      -----------     -----------      -----------
         Year ended December 31, 2000                  $35,575,469      $49,751,374     $56,167,254      $29,159,589
                                                       ===========      ===========     ===========      ===========

         Year ended December 31, 1999                  $49,715,002      $70,731,259     $74,405,640      $46,040,621
                                                       ===========      ===========     ===========      ===========


In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

4.       BANK PREMISES AND EQUIPMENT:
         ---------------------------

The following is a summary of bank premises and equipment:


                                                                                               December 31,
                                                                                     ------------------------------
                                                                                         2000                1999
                                                                                     -----------        -----------
         Land                                                                        $ 7,104,761        $ 7,092,511
         Buildings                                                                    46,057,304         44,307,341
         Furniture and equipment                                                      22,861,037         28,250,768
         Leasehold improvements                                                        5,003,794          5,991,659
                                                                                     -----------        -----------

                                                                                      81,026,896         85,642,279

         Less- Accumulated depreciation and amortization                             (40,936,163)       (44,106,185)
                                                                                     -----------        -----------

                                                                                     $40,090,733        $41,536,094
                                                                                     ===========        ===========


Depreciation expense for the years ended December 31, 2000, 1999 and 1998 amounted to $3,700,474, $3,932,695 and $4,196,134, respectively.

5.       TIME DEPOSITS:
         -------------

Time deposits of $100,000 or more totaled approximately $165,494,000 and $157,337,000 at December 31, 2000 and 1999, respectively. Interest expense on these deposits was approximately $10,022,000, $8,146,000 and $8,705,000 during 2000, 1999, and 1998, respectively.

At December 31, 2000, the scheduled maturities of time deposits as follows:

         2001                                            $463,548,000
         2002                                              55,583,000
         2003                                              11,192,000
         2004                                               5,316,000
         2005                                               7,768,000
         Thereafter                                                --
                                                         ------------
                                                         $543,407,000
                                                         ============

6.       NOTE PAYABLE:
         ------------

Bankshares has a line of credit with a nonaffiliated bank under which it could borrow up to $25,000,000. The line of credit is unsecured and matures on June 30, 2001. Bankshares paid no fee to secure the unused line of credit and, accordingly, did not estimate a fair value of the unused line of credit at December 31, 2000 and 1999. The line of credit carries an interest rate of London Interbank Offering Rate plus 1.0%.

7.       INCOME TAXES:
         ------------

The Company files a consolidated federal income tax return. Income tax expense (benefit) is comprised of the following:


                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                      2000              1999               1998
                                                                  -----------        -----------        -----------
     Current federal income tax                                   $12,966,837        $11,693,308        $11,221,938
     Deferred federal income tax benefit                             (304,240)          (189,462)          (110,993)
                                                                  -----------        -----------        -----------

          Income tax expense                                      $12,662,597        $11,503,846        $11,110,945
                                                                  ===========        ===========        ===========


The provision for income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:


                                                                             As a Percent of Pretax Earnings
                                                                      ------------------------------------------
                                                                      2000               1999               1998
                                                                      ----               ----               ----
     Statutory federal income tax rate                                35.0%              35.0%              35.0%
     Reductions in tax rate resulting from
          interest income exempt from federal income tax              (4.9)%             (4.5)%             (3.1)%
     Other                                                             0.8%               0.4%               0.4%
                                                                      ----               ----               ----
     Effective income tax rate                                        30.9%              30.9%              32.3%
                                                                      ====               ====               ====


The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows:


                                                                                         2000               1999
                                                                                      ----------         ----------
         Deferred tax assets-
               Tax basis of loans in excess of financial statement basis              $3,382,025         $2,906,556
               Benefits of a subsidiary bank net operating loss carryfoward              131,302            249,907
               Deferred compensation                                                     500,260            508,669
               Write-downs and adjustments to other real estate owned
                 and repossessed assets                                                   81,052             39,367
               Net unrealized loss on investment in securities
                 available-for-sale                                                           --          2,204,609
               Other deferred tax assets                                                 285,346            348,395
                                                                                      ----------         ----------

                           Total deferred tax assets                                  $4,379,985         $6,257,503
                                                                                      ----------         ----------
         Deferred tax liabilities-
               Financial statement basis of fixed assets in excess of
                 tax basis                                                            $1,503,329         $1,623,207
               Accretion on investments                                                  322,689            190,711
               Pension plan contribution                                                 571,685            545,978
               Net unrealized gain on investment in securities
                 available-for-sale                                                      872,540                 --
               Other deferred tax liabilities                                                 --             11,783
                                                                                      ----------         ----------

                           Total deferred tax liabilities                              3,270,243          2,371,679
                                                                                      ----------         ----------

                  Valuation allowance                                                         --             (3,173)
                                                                                      ----------         ----------

                           Net deferred tax asset                                     $1,109,742         $3,882,651
                                                                                      ===========        ==========



8.       FAIR VALUE OF FINANCIAL INSTRUMENTS:
         -----------------------------------

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

Estimated fair values have been determined by the Company using the best available data, as generally provided in the Company's regulatory reports, and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the carrying value. The estimation methodologies used, the estimated fair values, and carrying values at December 31, 2000 and 1999, were as follows:

     o Financial instruments actively traded in a secondary market have been valued using quoted available market prices.


                                                                 2000                             1999
                                                      -----------------------------    -----------------------------
                                                       Carrying         Estimated       Carrying         Estimated
                                                         Value          Fair Value        Value          Fair Value
                                                      ------------     ------------    ------------     ------------
         Cash and due from banks                      $100,300,424     $100,300,424    $119,228,650     $119,228,650
         Federal funds sold                             62,230,288       62,230,288      68,741,408       68,741,408
         Interest-bearing deposits in banks                104,338          104,338           4,080            4,080
         Investment in securities                      654,252,718      655,925,270     656,217,755      648,261,907
         Securities sold under agreements
           to repurchase                                26,164,359       26,164,359       9,637,734        9,637,734


     o Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities. Financial instrument assets with variable rates and financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the carrying value.


                                                                 2000                             1999
                                                     -----------------------------    ------------------------------
                                                       Carrying         Estimated       Carrying         Estimated
                                                         Value          Fair Value        Value          Fair Value
                                                     ------------     ------------    -------------    -------------
         Deposits with stated maturities             $529,570,242     $529,310,009     $512,254,716     $511,535,742
         Deposits with no stated maturities           990,303,458      990,303,458    1,012,449,730    1,012,449,730
         Net loans                                    849,383,082      843,096,227      788,337,783      786,036,737


Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

The Company's remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required nor has the Company estimated its value. There is no material difference between the notional amount and the estimated fair value of off-balance-sheet unfunded loan commitments which total approximately $85,000,000 and $107,993,000 at December 31, 2000 and 1999, respectively, and are generally priced at market at the time of funding. Letters of credit discussed in Note 10 have an estimated fair value based on fees currently charged for similar agreements. At December 31, 2000 and 1999, fees related to the unexpired term of the letters of credit are not significant.

Reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

9.       COMMITMENTS AND CONTINGENCIES:
         -----------------------------

The Company is engaged in legal actions arising from the normal course of business. In management's opinion, the Company has adequate legal defenses with respect to these actions, and the resolution of these matters will have no material adverse effects upon the results of operations or financial condition of the Company.

The Company leases a portion of its bank premises and equipment under operating leases and is a lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,387,000, $1,336,000 and $1,436,000, for the years ended December 31, 2000, 1999, and
1998, respectively. At December 31, 2000, approximate future minimum lease commitments, net of lease receivables, are not significant.

10.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:
         -------------------------------------------------

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                                  Contract or
                                                                Notional Amount
                                                                ---------------
Financial instruments whose contract amounts represent
  credit risk-
   Commitments to extend credit                                    $85,000,000
   Standby letters of credit                                         5,500,000


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

11.      CONCENTRATION OF CREDIT RISK:
         ----------------------------

The Company grants commercial, retail, agriculture, and residential loans to customers primarily in North Central and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the local economic sector.


12.      PENSION AND PROFIT SHARING PLANS:
         --------------------------------

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

The following table provides a reconciliation of the plan's benefit obligations and fair value of plan assets over the two-year period ended December 31, 2000, and a statement of the funded status as of December 31, 2000 and 1999:


                                                                                      2000                 1999
                                                                                   -----------          -----------
         Reconciliation of benefit obligations-
                 Benefit obligation at January 1                                   $10,793,838          $10,376,211
                 Service cost - benefits earned during the period                      845,372              874,008
                 Interest cost on projected benefit obligation                         816,583              725,205
                 Actuarial loss (gain)                                                     565             (738,685)
                 Benefits paid                                                        (570,697)            (442,901)
                                                                                   -----------          -----------

                 Benefit obligation at December 31                                  11,885,661           10,793,838
                                                                                   -----------          -----------

         Reconciliation of fair value of plan assets-
                 Fair value of plan assets at January 1                             11,695,263            9,981,047
                 Actual return on plan assets                                        1,018,391            1,249,409
                 Employer contributions                                                721,070              907,708
                 Benefits paid                                                        (570,697)            (442,901)
                                                                                   -----------          -----------

                 Fair value of plan at December 31                                  12,864,027           11,695,263
                                                                                   -----------          -----------

         Funded status-
                 Funded status at December 31                                          978,366              901,425
                 Unrecognized loss from past experience different
                   than that assumed and effects of changes in
                   assumptions                                                         659,593              618,632
                 Unrecognized prior-service cost                                       229,896              247,857
                                                                                   -----------          -----------

         Net amount recognized (prepaid pension cost included in
           other assets)                                                            $1,867,855           $1,767,914
                                                                                   ===========          ===========


Net periodic pension cost for the years ended December 31, 2000, 1999, and 1998, included the following components:


                                                                             Year Ended December 31,
                                                                  -------------------------------------------------
                                                                      2000               1999               1998
                                                                  -----------          ---------          ---------
     Service cost - benefits earned during the period             $   845,372          $ 874,008          $ 690,383
     Interest cost on projected benefit obligation                    816,583            725,205            637,149
     Expected return on plan assets                                (1,058,787)          (993,649)          (867,303)
     Amortization of prior-service cost                                17,961             17,961             17,961
     Amortization of unrecognized net loss                                 --             32,887                 --
                                                                  -----------          ---------          ---------

     Net periodic pension cost                                    $   621,129          $ 656,412          $ 478,190
                                                                  ===========          =========          =========


The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:


                                                                     2000               1999               1998
                                                                     ----               ----               ----
     Weighted average discount rate                                  7.5%               7.5%               6.75%
     Rate of increase in future compensation levels                  4%                 4%                 4%
     Expected long-term rate of return on assets                     8.5%               8.5%               8.5%


As of December 31, 2000 and 1999, the fair value of the plan's assets included Company stock valued at approximately $310,000 and $303,000, respectively.

The Company's pension plan was amended as of February 1, 1998, to increase benefit payments to retired participants. The effect of the amendment was to increase the pension benefit obligation by $283,779. The prior-service costs related to the amendment are amortized on a straight-line basis over the average remaining service period of the active participants.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company's contributions over a seven-year period. Costs related to the Company's defined contribution plan totaled $1,874,000, $2,111,000, and $2,027,000 in 2000, 1999 and 1998 respectively.

13.      DIVIDENDS FROM SUBSIDIARIES:
         ---------------------------

At  December  31,  2000,   approximately   $21,600,000  was  available  for  the
declaration of dividends by the Company's subsidiary banks without the prior approval of regulatory agencies.

14.      REGULATORY MATTERS:
         ------------------

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined), to average assets (as defined). Management believes as of December 31, 2000 and 1999, that Bankshares and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2000 and 1999, the most recent notification from each respective subsidiaries' primary regulator categorized each of Bankshares' subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the institutions' category. Bankshares' and its significant subsidiaries' actual capital amounts and ratios are presented in the table below:


                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                                   Actual:            Adequacy Purposes:         Action Provisions:
                                            --------------------     ---------------------     ---------------------
                                               Amount       Ratio       Amount        Ratio       Amount       Ratio
                                            ------------     ---     ------------      ---     ------------     ----
As of December 31, 2000:
-----------------------
 Total Capital (to Risk-Weighted Assets):
        Consolidated                        $185,873,000     19%     >$79,330,000      > 8%       N/A             N/A
                                                                     -                 -
        First National Bank of Abilene      $ 63,909,000     17%     >$30,153,000      > 8%    >$37,691,000     > 10%
                                                                     -                 -       -                -
        San Angelo National Bank            $ 26,635,000     20%     >$10,866,000      > 8%    >$13,583,000     > 10%
                                                                     -                 -       -                -
        Weatherford National Bank           $ 17,488,000     17%     >$ 8,245,000      > 8%    >$10,306,000     > 10%
                                                                     -                 -       -                -

 Tier I Capital (to Risk-Weighted Assets):
        Consolidated                        $175,985,000     18%     >$39,665,000      > 4%       N/A             N/A
                                                                     -                 -
        First National Bank of Abilene      $ 60,329,000     16%     >$15,076,000      > 4%    >$22,614,000      > 6%
                                                                     -                 -       -                 -
        San Angelo National Bank            $ 25,430,000     19%     >$ 5,433,000      > 4%    >$ 8,150,000      > 6%
                                                                     -                 -       -                 -
        Weatherford National Bank           $ 16,548,000     16%     >$ 4,122,000      > 4%    >$ 6,184,000      > 6%
                                                                     -                 -       -                 -

 Tier I Capital (to Average Assets):
        Consolidated                        $175,985,000     10%     >$50,752,000      > 3%       N/A             N/A
                                                                     -                 -
        First National Bank of Abilene      $ 60,329,000      9%     >$19,392,000      > 3%    >$32,320,000      > 5%
                                                                     -                 -       -                 -
        San Angelo National Bank            $ 25,430,000     10%     >$ 7,603,000      > 3%    >$12,671,000      > 5%
                                                                     -                 -       -                 -
        Weatherford National Bank           $ 16,548,000      9%     >$ 5,255,000      > 3%    >$ 8,759,000      > 5%
                                                                     -                 -       -                 -

As of December 31, 1999:
-----------------------
 Total Capital (to Risk-Weighted Assets):
        Consolidated                        $171,537,000     18%     >$75,680,000      > 8%       N/A             N/A
                                                                     -                 -
        First National Bank of Abilene      $ 57,611,000     16%     >$28,481,000      > 8%    >$37,602,000     > 10%
                                                                     -                 -       -                -
        San Angelo National Bank            $ 25,675,000     18%     >$11,117,000      > 8%    >$13,896,000     > 10%
                                                                     -                 -       -                -
        Weatherford National Bank           $ 16,786,000     18%     >$ 7,507,000      > 8%    >$ 9,384,000     > 10%
                                                                     -                 -       -                -

 Tier I Capital (to Risk-Weighted Assets):
        Consolidated                        $162,599,000     17%     >$37,840,000      > 4%       N/A             N/A
                                                                     -                 -
        First National Bank of Abilene      $ 54,386,000     15%     >$14,241,000      > 4%    >$21,361,000      > 6%
                                                                     -                 -       -                 -
        San Angelo National Bank            $ 24,440,000     18%     >$ 5,558,000      > 4%    >$ 8,338,000      > 6%
                                                                     -                 -       -                 -
        Weatherford National Bank           $ 15,925,000     17%     >$ 3,754,000      > 4%    >$ 5,630,000      > 6%
                                                                     -                 -       -                 -

 Tier I Capital (to Average Assets):
        Consolidated                        $162,599,000     10%     >$50,681,000      > 3%       N/A             N/A
                                                                     -                 -
        First National Bank of Abilene      $ 54,386,000      9%     >$18,806,000      > 3%    >$31,344,000      > 5%
                                                                     -                 -       -                 -
        San Angelo National Bank            $ 24,440,000      9%     >$ 8,132,000      > 3%    >$13,553,000      > 5%
                                                                     -                 -       -                 -
        Weatherford National Bank           $ 15,925,000      9%     >$ 5,196,000      > 3%    >$ 8,660,000      > 5%


15.      STOCK OPTION PLAN:
         -----------------

The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2000, the Company had allocated 317,000 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the years ended December 31, 2000, 1999, and 1998, is presented in the table and narrative below:



                                                   2000                      1999                       1998
                                           ---------------------    -----------------------    ----------------------
                                                         Wtd. Avg.                 Wtd. Avg.                 Wtd. Avg.
                                           Shares        Ex. Price  Shares         Ex. Price   Shares        Ex. Price
                                           -------        ------    -------          ------    -------         ------
Outstanding, beginning of year             110,500        $25.22    136,708          $23.76    124,739         $16.79
Granted                                     48,750         26.00         --              --     45,430          36.59
Exercised                                   (8,696)        18.62    (21,623)          16.57    (24,830)         11.81
Canceled                                    (7,489)        30.02     (4,585)          22.54     (8,631)         24.89
                                           -------        ------    -------          ------    -------         ------

Outstanding, end of year                   143,065        $25.64    110,500          $25.22    136,708         $23.76
                                           =======        ======    =======          ======    =======         ======

Exercisable at end of year                  57,016        $20.46     48,791          $16.92     54,435         $15.77
                                           =======        ======    =======          ======    =======         ======

Weighted average fair value of
  options granted at date of issue               $25.50                    $   --                     $10.92
                                                 ======                    ======                     ======


The options outstanding at December 31, 2000, have exercise prices between $8.45 and $36.59 with a weighted average exercise price of $25.64 and a weighted average remaining contractual life of 6 years. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 2000, 1999 and 1998. The fair value of the options granted in 2000 and 1998 was estimated using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 6.33% and 5.86%, respectively; expected dividend yield of 5.18% and 2.48%, respectively; expected life of 6.0 and 5.0 years, respectively; and expected volatility of 28.31% and 27.81%, respectively.

16.      CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:
         ------------------------------------------------

Condensed Balance Sheets-December 31, 2000 and 1999
---------------------------------------------------


                                      ASSETS                                          2000                 1999
                                      ------                                      ------------         ------------
         Cash in subsidiary bank                                                  $    314,866         $    214,168
         Interest-bearing deposits in banks                                          8,997,055           14,117,903
                                                                                  ------------         ------------

                 Total cash and cash equivalents                                     9,311,921           14,332,071

         Investment in securities                                                    9,995,333                   --
         Investment in subsidiaries, at equity                                     179,174,238          166,077,563
         Goodwill, net                                                                 778,951              834,527
         Other assets                                                                1,367,971            1,213,833
                                                                                  ------------         ------------

                 Total assets                                                     $200,628,414         $182,457,994
                                                                                  ============         ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

         Total liabilities                                                        $  4,507,526         $  3,795,051
         Shareholders' equity-
               Common stock                                                         99,830,020           99,743,060
               Capital surplus                                                      60,592,310           60,517,351
               Retained earnings                                                    38,003,195           22,495,259
               Treasury stock, at cost                                              (3,925,069)                  --
               Unrealized gain (loss) on investment in securities
                 available-for-sale, net                                             1,620,432           (4,092,727)
                                                                                  ------------         ------------

                 Total shareholders' equity                                        196,120,888          178,662,943
                                                                                  ------------         ------------

                 Total liabilities and shareholders' equity                       $200,628,414         $182,457,994
                                                                                  ============         ============


Condensed Statements of Earnings-
For the Years Ended December 31, 2000, 1999, and 1998
-----------------------------------------------------


                                                                       2000              1999               1998
                                                                   -----------        -----------        -----------
         Income-
               Cash dividends from subsidiary banks                $21,000,000        $21,729,622        $15,500,000
               Excess of earnings over dividends of
                 subsidiary banks                                    7,383,516          5,798,751          8,716,499
               Gain on sale of investment in securities
                 available-for-sale                                    530,097                 --                 --
               Other income                                          1,325,613            816,430            640,633
                                                                   -----------        -----------        -----------

                                                                    30,239,226         28,344,803         24,857,132
                                                                   -----------        -----------        -----------

         Expenses-
               Salaries and employee benefits                        1,067,664          1,041,660          1,002,919
               Other operating expenses                              1,288,508          2,415,987          1,098,817
                                                                   -----------        -----------        -----------

                                                                     2,356,172          3,457,647          2,101,736
                                                                   -----------        -----------        -----------

         Earnings before income taxes                               27,883,054         24,887,156         22,755,396

         Income tax benefit                                            432,993            803,385            498,543
                                                                   -----------        -----------        -----------

         Net earnings                                              $28,316,047        $25,690,541        $23,253,939
                                                                   ===========        ===========        ===========


Condensed Statements of Cash Flows-
For the Years Ended December 31, 2000, 1999, and 1998
-----------------------------------------------------


                                                                      2000              1999               1998
                                                                  -----------        -----------        -----------
         Cash flows from operating activities-
               Net earnings                                       $28,316,047        $25,690,541        $23,253,939
               Adjustments to reconcile net earnings to net
                 cash provided by operating activities-
                   Excess of earnings over dividends
                     of subsidiary banks                           (7,383,516)        (5,798,751)        (8,716,499)
                   Depreciation                                        26,222             28,566             31,269
                   Discount accretion, net of premium
                     amortization                                     (12,133)                --            (15,117)
                   Amortization of goodwill                            55,576             55,576             53,090
                   Gain on sale of securities                        (530,097)                --                 --
                   Increase in other assets                          (178,092)          (296,818)          (390,985)
                   Increase (decrease) in liabilities                 448,225           (352,053)           117,783
                                                                  -----------        -----------        -----------

                      Net cash provided by operating
                        activities                                 20,742,232         19,327,061         14,333,480
                                                                  -----------        -----------        -----------

         Cash flows from investing activities-
               Capital expenditures                                    (2,266)             4,663            (48,519)
               Proceeds from maturities of securities
                 held-to-maturity                                          --                 --          1,510,000
               Proceeds from sale of securities
                 available-for-sale                                   530,097                 --                 --
               Purchases of securities
                 held-to-maturity                                  (9,983,200)                --         (1,494,883)
                                                                  -----------        -----------        -----------

                      Net cash (used in) provided by
                        investing activities                       (9,455,369)             4,663            (33,402)
                                                                  -----------        -----------        -----------

         Cash flows from financing activities-
               Proceeds of stock issuances                            161,919            358,208            293,427
               Repayments of debt                                          --                 --         (4,700,000)
               Acquisition of treasury stock                       (3,925,069)                --                 --
               Cash dividends paid                                (12,543,863)       (10,954,982)        (9,113,679)
                                                                  -----------        -----------        -----------

                      Net cash used in financing activities       (16,307,013)       (10,596,774)       (13,520,252)
                                                                  -----------        -----------        -----------

         Net increase in cash and cash equivalents                 (5,020,150)         8,734,950            779,826

         Cash and cash equivalents, beginning of year              14,332,071          5,597,121          4,817,295
                                                                  -----------        -----------        -----------

         Cash and cash equivalents, end of year                   $ 9,311,921        $14,332,071        $ 5,597,121
                                                                  ===========        ===========        ===========



17.      BUSINESS COMBINATION:
         --------------------

In December 1998, the Company exchanged 411,683 shares of its common stock for substantially all of the outstanding shares of Cleburne State Bank ("Cleburne State"). The Cleburne State shareholders received 2.1073 shares of the Company's common stock for each share of Cleburne State common stock owned. The accompanying consolidated financial statements of the Company give effect to this business combination which has been accounted for as a pooling-of-interests. Accordingly, the accounts of Cleburne State have been combined with those of the Company to reflect the results of these companies on a combined basis for all periods presented. During the first quarter of 1999, Cleburne State was merged into First Financial Bank, formerly First National Bank in Cleburne.

The Company's consolidated financial data for the year ended December 31, 1998 has been restated as follows:


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


18.      CASH FLOW INFORMATION:
         ---------------------

Supplemental information on cash flows and noncash transactions is as follows:


                                                                                Year Ended December 31,
                                                                   -------------------------------------------------
                                                                       2000              1999               1998
                                                                   -----------        -----------        -----------
         Supplemental cash flow information-
               Interest paid                                       $48,123,200        $43,625,728        $46,486,952
               Federal income taxes paid                            13,227,192         11,750,380         11,259,747

         Schedule of noncash investing and financing
           activities-
               Assets acquired through foreclosure                     285,195            417,800             78,720
