Form 10-Q
period 2001-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2001-05-09
CIK 36029

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from               to

Commission file number 0-7674
                       ------

                        FIRST FINANCIAL BANKSHARES, INC.
                        --------------------------------
             (Exact name of registrant as Specified in its charter)

                 Texas                                        75-0944023
---------------------------------------------           ---------------------
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
                                             ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2001.

             Class                             Number of Shares Outstanding
----------------------------------------       ----------------------------
Common Stock, Par Value $10.00 Per Share                   9,849,592

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

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 2001 and 2000, and December 31, 2000, and the consolidated statements of earnings, comprehensive earnings and cash flows for the three months ended March 31, 2001 and 2000, and the changes in shareholders' equity for the year ended December 31, 2000 and three months ended March 31, 2001, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,
                                                                      ----------------------------------------
                                                                                     Unaudited
                                                                      ----------------------------------------      December 31,
                                                                              2001                2000                  2000
                                                                      -------------------  -------------------  -------------------
ASSETS
    Cash and due from banks                                           $        77,523,944  $        80,391,699  $       100,300,424
    Federal funds sold                                                        137,035,000           69,772,210           62,230,288
                                                                      -------------------  -------------------  -------------------
       Cash and cash equivalents                                              214,558,944          150,163,909          162,530,712

    Interest-bearing deposits in banks                                            304,402              104,136              104,338
    Investment securities:
       Securities held-to-maturity (market value of
         $359,166,606 and $418,381,256 at March 31, 2001 and 2000,
         respectively; $393,590,628 at December 31, 2000)                     342,956,710          425,921,492          391,918,076
       Securities available-for-sale, at market value                         282,657,647          244,942,097          262,334,642
                                                                      -------------------  -------------------  -------------------
                     Total investment securities                              625,614,357          670,863,589          654,252,718

    Loans                                                                     868,839,197          807,751,947          859,270,728
        Less: Allowance for loan losses                                         9,575,017            9,286,278            9,887,646
                                                                      -------------------  -------------------  -------------------
    Net loans                                                                 859,264,180          798,465,669          849,383,082
    Bank premises and equipment, net                                           39,719,772           41,017,056           40,090,733
    Goodwill, net                                                              18,104,962           19,746,330           18,515,304
    Other assets                                                               26,513,375           28,062,765           28,937,327
                                                                      -------------------  -------------------  -------------------

TOTAL ASSETS                                                          $     1,784,079,992  $     1,708,423,454  $     1,753,814,214
                                                                      ===================  ===================  ===================

LIABILITIES
    Noninterest-bearing deposits                                      $       338,892,867  $       328,121,854  $       336,276,933
    Interest-bearing deposits                                               1,202,155,016        1,171,467,775        1,183,596,767
                                                                      -------------------  -------------------  -------------------
       Total deposits                                                       1,541,047,883        1,499,589,629        1,519,873,700

    Dividends payable                                                           3,251,223            2,992,292            3,256,540
    Securities sold under agreements to repurchase                             25,441,199           13,109,015           26,164,359
    Other liabilities                                                          12,463,925           10,319,135            8,398,727
                                                                      -------------------  -------------------  -------------------

       Total liabilities                                                    1,582,204,230        1,526,010,071        1,557,693,326
                                                                      -------------------  -------------------  -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock - $10 par value; authorized 20,000,000
       shares; 9,852,192 and 9,974,306 shares issued;
       9,849,592 and 9,974,306 shares outstanding at
       March 31, 2001 and 2000, respectively; 9,983,002
       shares issued and 9,856,902 shares outstanding at
       December 31, 2000                                                       98,521,920           99,743,060           99,830,020
    Capital surplus                                                            57,790,905           60,517,351           60,592,310
    Retained earnings                                                          41,755,721           26,249,480           38,003,195
    Treasury stock, at cost  - 2,600 and 126,100 shares at
       March 31, 2001 and December 31, 2000, respectively                         (82,388)                   -           (3,925,069)
    Unrealized gain (loss) on investment securities
       available-for-sale, net                                                  3,889,604           (4,096,508)           1,620,432
                                                                      -------------------  -------------------  -------------------

       Total shareholders' equity                                             201,875,762          182,413,383          196,120,888
                                                                      -------------------  -------------------  -------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $     1,784,079,992  $     1,708,423,454  $     1,753,814,214
                                                                      ===================  ===================  ===================


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                                                                    Three Months Ended March 31,
                                                                                              -------------------------------------
                                                                                                    2001                 2000
                                                                                              ----------------     ----------------
INTEREST INCOME
    Interest and fees on loans                                                                $     19,575,307     $     17,648,788
    Interest on investment securities:
        Taxable                                                                                      7,806,633            8,300,400
        Exempt from federal income tax                                                               1,478,280            1,409,955
    Interest on federal funds sold and interest-bearing deposits in banks                            1,086,292              899,720
                                                                                              ----------------     ----------------
      Total interest income                                                                         29,946,512           28,258,863

INTEREST EXPENSE
    Interest-bearing deposits                                                                       12,711,098           11,129,124
    Other                                                                                              315,519              154,976
                                                                                              ----------------     ----------------
      Total interest expense                                                                        13,026,617           11,284,100
                                                                                              ----------------     ----------------

NET INTEREST INCOME                                                                                 16,919,895           16,974,763
    Provision for loan losses                                                                          366,383              740,750
                                                                                              ----------------     ----------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                                                       16,553,512           16,234,013

NONINTEREST INCOME
    Trust department income                                                                          1,517,048            1,346,238
    Service fees on deposit accounts                                                                 3,506,308            3,387,995
    ATM fees                                                                                           451,976              329,402
    Real estate mortgage fees                                                                          272,396              232,026
    Net gain on securities transactions                                                                 54,850                    -
    Other                                                                                              898,223            1,170,792
                                                                                              ----------------     ----------------
      Total noninterest income                                                                       6,700,801            6,466,453

NONINTEREST EXPENSE
    Salaries and employee benefits                                                                   6,886,204            6,831,209
    Net occupancy expense                                                                              936,575              874,280
    Equipment expense                                                                                1,081,623            1,013,763
    Goodwill amortization                                                                              410,342              410,342
    Other expenses                                                                                   3,840,141            3,810,185
                                                                                              ----------------     ----------------
      Total noninterest expense                                                                     13,154,885           12,939,779
                                                                                              ----------------     ----------------

EARNINGS BEFORE INCOME TAXES                                                                        10,099,428            9,760,687
    Income tax expense                                                                               3,095,678            3,014,174
                                                                                              ----------------     ----------------

NET EARNINGS                                                                                  $      7,003,750     $      6,746,513
                                                                                              ================     ================


EARNINGS PER SHARE, BASIC                                                                     $           0.71     $           0.68

EARNINGS PER SHARE, ASSUMING DILUTION                                                         $           0.71     $           0.68

DIVIDENDS PER SHARE                                                                           $           0.33     $           0.30


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)




                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                            ---------------------------------
                                                                                                 2001               2000
                                                                                            --------------     --------------

NET EARNINGS                                                                                $    7,003,750     $    6,746,513

    OTHER ITEMS OF COMPREHENSIVE EARNINGS
       Change in unrealized gain (loss) on investment
           securities available-for-sale, before income taxes                                    3,545,884             (5,817)
       Reclassification adjustment for realized gains on investment
           in securities included in net earnings, before income tax                               (54,850)                 -
                                                                                            --------------     --------------

           Total other items of comprehensive earnings                                           3,491,034             (5,817)
                                                                                            --------------     --------------

OTHER COMPREHENSIVE EARNINGS, BEFORE INCOME TAXES                                               10,494,784          6,740,696

       Income tax expense (benefit) related to other
           items of comprehensive earnings                                                       1,221,862             (2,036)
                                                                                            --------------     --------------


COMPREHENSIVE EARNINGS                                                                      $    9,272,922     $    6,742,732
                                                                                            ==============     ==============


See notes to consolidated financial statements.



                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                        Unrealized
                                                                                                      Gain (Loss) on
                                                                                                        Investment
                                            Common Stock                                                 Securities      Total
                                       -----------------------    Capital      Retained      Treasury    Available    Shareholders'
                                        Shares      Amount        Surplus      Earnings  Stock, at cost For Sale, Net   Equity
                                       ---------  ------------  ------------  ------------   ---------  -----------  -------------
Balances at December 31, 1999          9,974,306  $ 99,743,060  $ 60,517,351  $ 22,495,259   $       -  $(4,092,727) $ 178,662,943

  Net earnings                                 -             -             -    28,316,047           -            -     28,316,047

  Stock issuances                          8,696        86,960        74,959             -           -            -        161,919

  Cash dividends declared,
   $1.29 per share                             -             -             -   (12,808,111)          -            -    (12,808,111)

  Acquisition of treasury stock                -             -             -             -  (3,925,069)           -     (3,925,069)

  Change in unrealized gain
   on investment securities
   available-for-sale, net                     -             -             -             -           -    5,713,159      5,713,159
                                       ---------  ------------  ------------  ------------   ---------  -----------  -------------

Balances at December 31, 2000          9,983,002    99,830,020    60,592,310    38,003,195  (3,925,069)   1,620,432    196,120,888

  Net earnings                                 -             -             -     7,003,750           -            -      7,003,750

  Stock issuances                          2,590        25,900        22,326             -           -            -         48,226

  Cash dividends declared,
   $.33 per share                              -             -             -    (3,251,224)          -            -     (3,251,224)

  Acquisition of treasury stock                -             -             -             -    (315,050)           -       (315,050)

  Retirement of treasury stock          (133,400)   (1,334,000)   (2,823,731)            -   4,157,731            -              -

  Change in unrealized gain
   on investment securities
   available-for-sale, net                     -             -             -             -          -    2,269,172      2,269,172
                                       ---------  ------------  ------------  ------------   ---------  -----------  -------------


Balances at March 31, 2001 (unaudited) 9,852,192  $ 98,521,920  $ 57,790,905  $ 41,755,721   $ (82,388) $ 3,889,604  $ 201,875,762
                                       =========  ============  ============  ============   =========  ===========  =============


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                    Three Months Ended March 31,
                                                                                ------------------------------------
                                                                                      2001               2000
                                                                                -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                               $       7,003,750   $      6,746,513
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
           Depreciation and amortization                                                1,384,044          1,443,062
           Provision for loan losses                                                      366,383            740,750
           Premium amortization, net of discount accretion                                295,083            465,778
           Gain on sale of  assets                                                        (49,335)            (7,382)
           Deferred federal income tax (benefit) expense                                 (534,272)             1,203
           Decrease in other assets                                                     1,693,635          1,271,994
           Increase in other liabilities                                                4,065,198          2,947,353
                                                                                -----------------   ----------------
              Total adjustments                                                         7,220,736          6,862,758
                                                                                -----------------   ----------------
       Net cash provided by operating activities                                       14,224,486         13,609,271

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest-bearing deposits in banks                                  (200,064)          (100,056)
     Activity in available-for-sale securities:
       Sales                                                                           11,629,482                  -
       Maturities                                                                      23,235,639          2,792,856
       Purchases                                                                      (51,772,872)       (14,103,351)
     Activity in held-to-maturity securities:
       Maturities                                                                      69,737,620         24,495,787
       Purchases                                                                      (20,940,707)       (28,302,721)
     Net increase in loans                                                            (10,296,565)       (11,109,990)
     Capital expenditures                                                                (686,845)          (518,482)
     Proceeds from sale of assets                                                         170,400             66,365
                                                                                -----------------   ----------------
       Net cash provided by (used in) investing activities                             20,876,088        (26,779,592)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in noninterest-bearing deposits                            2,615,934        (12,391,883)
     Net increase (decrease) increase in interest-bearing deposits                     18,558,249        (12,722,934)
     Net (decrease) increase in securities sold under agreements to repurchase           (723,160)         3,471,281
     Common stock transactions:
       Acquisition of treasury stock                                                     (315,050)                 -
       Proceeds from stock issuances                                                       48,226                  -
     Dividends paid                                                                    (3,256,541)        (2,992,292)
                                                                                -----------------   ----------------
       Net cash provided by (used in) financing activities                             16,927,658        (24,635,828)
                                                                                -----------------   ----------------

     Net decrease in cash and cash equivalents                                         52,028,232        (37,806,149)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        162,530,712        187,970,058
                                                                                -----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     214,558,944   $    150,163,909
                                                                                =================   ================


SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid                                                              $      12,273,377   $     11,554,123
     Assets acquired through foreclosure                                                   54,614            370,791
     Retirement of treasury stock                                                       4,157,731                  -


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

     In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the unaudited results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

Note 2 - Earnings Per Share

     Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the quarters ended March 31, 2001 and 2000, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended March 31, 2001 and 2000, were 9,850,739 and 9,974,306 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended March 31, 2001 and 2000, were 9,876,894 and 10,006,257 shares, respectively.

Note 3 - Subsequent Events

     On April 10, 2001, the Company entered into agreement to purchase all of its outstanding shares of City Bancshares, Inc. for $16,500,000. City Bancshares, Inc. through its subsidiary, City Delaware Financial Corporation, is the owner of City National Bank in Mineral Wells, Texas. The acquisition, to be accounted for utilizing the purchase method of accounting, is expected to increase assets of the Company by approximately $90,000,000 and will result in goodwill approximating $7,500,000. The transaction is expected to close in the third quarter of 2001.

     On April 24, 2001, the Company declared a 25% stock dividend payable June 1, 2001. Historical financial information will be restated to reflect the stock dividend beginning in the second quarter of 2001; however, the following tables reflect the pro forma effect on weighted average shares outstanding, earnings per share and dividends per share presented in these financial statements:


                                                As Presented                               Pro forma
                                          Three Months Ended March 31,           Three Months Ended March 31,
                                         ------------------------------        -------------------------------
                                            2001                2000               2001                2000
                                         ----------         -----------        -----------         -----------
Weighted average
common shares - basic                     9,850,739           9,974,306         12,313,424          12,467,882

Weighted average
common shares - diluted                   9,876,894          10,006,257         12,346,117          12,507,821

Earnings per share - basic               $     0.71         $      0.68        $      0.57         $      0.54

Earnings per share - diluted                   0.71                0.68               0.57                0.54

Dividends per share                            0.33                0.30               0.26                0.24


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Operating Results
-----------------

Net income for the first quarter 2001 totaled $7.0 million, an increase of $300 thousand, or 3.8% over earnings of $6.7 million for the same period last year. A lower loan loss provision coupled with higher noninterest income were the primary factors contributing to the improved earnings. On a per share basis, earnings amounted to $0.71 per share as compared to $0.68 per share for first quarter 2000. Return on average assets and return on average equity for the first quarter 2001 amounted to 1.63% and 14.50%, respectively. For the same period in 2000, return on average assets and return on average equity amounted to 1.60% and 15.18%, respectively.

Tax-equivalent net interest income for the first quarter 2001 amounted to $17.6 million, virtually unchanged from the same period last year. Additional interest income generated from growth in earnings assets was offset with a reduction in the net interest yield. For the first quarter 2001, the net interest yield amounted to 4.51% as compared to 4.64% for the first quarter last year. The decrease is attributable to first quarter rate reductions that resulted in earning asset yields falling in advance of the repricing of interest-bearing deposits.

The provision for loan losses for the first quarter 2001 totaled $366 thousand as compared to $741 thousand for the first quarter last year. Net charge offs for the first quarter totaled $679 thousand which, on an annualized basis, amounted to .32% of average loans as compared to .18% for the full year of 2000. At March 31, 2001, the allowance for loan losses amounted to 300.2% of nonperforming loans and 1.10% of total loans, which was considered by Management to be adequate.

Total noninterest income for the first quarter was $6.7 million, as compared to $6.5 million for the same period last year. Trust fees and service fees on deposit accounts were up $171 thousand and $118 thousand, respectively, over prior year amount. Growth in accounts and transaction volumes were the primary factors contributing to the increased level of fees.

Noninterest expense for the first quarter 2001 amounted to $13.2 million which was $200 thousand above the same period last year. Salaries and employee benefits expense were $55 thousand higher than the first quarter 2000 amount. Net occupancy and equipment expense in aggregate for the first quarter 2001 increased $130 thousand over the same period last year. Higher utilities and maintenance were the primary factors contributing to the increase. The Company's key indicator of operating efficiency, noninterest expense as a percent of net interest income and noninterest income, was 54.18% for the first quarter as compared to 53.61% for the first quarter in 2000.

Balance Sheet Review
--------------------

Total assets at March 31, 2001, amounted to $1.784 billion as compared to $1.754 billion at December 31, 2000, and $1.708 billion at March 31, 2000. The balance sheets presented reflect normal recurring adjustments and accruals.

Loans at March 31, 2001, totaled $869 million as compared to $859 million at year-end 2000 and $808 million at March 31, 2000. As compared to year-end 2000 amounts, loans at March 31, 2001, reflect (i) a $4 million decrease in commercial, financial and agricultural loans; (ii) an $8 million increase in real estate loans; and (iii) a $6 million increase in loans to individuals. Investment securities at March 31, 2001, totaled $626 million as compared to $654 million at year-end 2000 and $671 million at March 31, 2000. The net unrealized gain in the investment portfolio at March 31, 2001, amounted to $22.2 million and had an overall yield of 6.37%. At March 31, 2001, the Company did not hold any structured notes or CMOs that entail higher risks than standard mortgage-backed securities. Total deposits at March 31, 2001, amounted to $1.541 billion as compared to $1.520 billion at year-end 2000 and $1.500 billion at March 31, 2000.

Nonperforming assets at March 31, 2001, totaled $3.6 million as compared to $4.1 million at December 31, 2000. The decrease resulted primarily from a $384 thousand decrease in nonaccrual loans. At .41% of loans plus foreclosed assets, Management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 8 of this report. At March 31, 2001, the parent company had no debt outstanding under its $25 million line of credit with an unaffiliated financial institution. Total equity capital amounted to $201.9 million at March 31, 2001, which was up from $196.1 million at year-end 2000 and $182.4 million at March 31, 2000. The Company's risk-based capital and leverage ratios at March 31, 2001, were 19.14% and 10.43%, respectively. The first quarter 2001 cash dividend of $0.33 per share totaled $3.2 million and represented 46.4% of first quarter earnings. On April 24, 2001, the Company declared a 25% stock dividend payable June 1, 2001, and a $0.30 per share cash dividend payable July 2, 2001.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. Each subsidiary bank has an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. As of March 31, 2001, Management estimates that, over the next twelve months, an upward shift of interest rates by 200 basis points would result in an increase of projected net interest income of 5.1% and a downward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 8.5%. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at March 31, 2001, will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In Management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results would, in Management's belief, be different from the foregoing estimates, and such results could be material.

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






                                         FIRST FINANCIAL BANKSHARES, INC.


Date: May 9, 2001                                  By:/S/CURTIS R. HARVEY
      ---------------------                        -----------------------------
                                                   Curtis R. Harvey
                                                   Executive Vice President and
                                                   Chief Financial Officer




Date: May 9, 2001                                  By:/S/SANDY LESTER
      ---------------------                        -----------------------------
                                                   Sandy Lester
                                                   Secretary-Treasurer