Form 10-Q
period 2001-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2001-08-09
CIK 36029

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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
                                             ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2001.

          Class                                Number of Shares Outstanding
          -----                                ----------------------------
Common Stock, Par Value $10.00 Per Share                  12,319,979

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

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 2001 and 2000, and December 31, 2000, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2001 and 2000, and the changes in shareholders' equity for the year ended December 31, 2000 and six months ended June 30, 2001, and the cash flows for the six months ended June 30, 2001 and 2000, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                            June 30,
                                                                               ---------------------------------
                                                                                           Unaudited
                                                                               ---------------------------------      December 31,
                                                                                     2001              2000               2000
                                                                               ---------------   ---------------    ---------------
ASSETS
    Cash and due from banks                                                    $    78,397,631   $    78,551,793    $   100,300,424
    Federal funds sold                                                              74,125,000        30,206,548         62,230,288
                                                                               ---------------   ---------------    ---------------
       Cash and cash equivalents                                                   152,522,631       108,758,341        162,530,712

    Interest-bearing deposits in banks                                                 304,455           104,199            104,338
    Investment securities:
       Securities held-to-maturity (market value of
         $338,568,090 and $414,828,996 at June 30, 2001                            321,058,211       423,573,107        391,918,076
         and 2000, respectively; $393,590,628 at December 31, 2000)
       Securities available-for-sale, at market value                              339,525,470       248,557,951        262,334,642
                                                                               ---------------   ---------------    ---------------
             Total investment securities                                           660,583,681       672,131,058        654,252,718

    Loans                                                                          862,786,862       812,147,143        859,270,728
       Less: Allowance for loan losses                                               9,672,505         9,587,639          9,887,646
                                                                               ---------------   ---------------    ---------------
    Net loans                                                                      853,114,357       802,559,504        849,383,082

    Bank premises and equipment, net                                                40,754,291        40,388,723         40,090,733
    Goodwill, net                                                                   17,694,621        19,335,988         18,515,304
    Other assets                                                                    26,384,417        29,429,903         28,937,327
                                                                               ---------------   ---------------    ---------------

TOTAL ASSETS                                                                   $ 1,751,358,453   $ 1,672,707,716    $ 1,753,814,214
                                                                               ===============   ===============    ===============

LIABILITIES
    Noninterest-bearing deposits                                               $   330,407,818   $   325,657,904    $   336,276,933
    Interest-bearing deposits                                                    1,188,058,484     1,134,688,021      1,183,596,767
                                                                               ---------------   ---------------    ---------------
       Total deposits                                                            1,518,466,302     1,460,345,925      1,519,873,700

    Dividends payable                                                                3,695,865         3,292,229          3,256,540
    Securities sold under agreements to repurchase                                  12,586,776        14,486,306         26,164,359
    Other liabilities                                                                9,961,101         8,399,083          8,398,727
                                                                               ---------------   ---------------    ---------------

       Total liabilities                                                         1,544,710,044     1,486,523,543      1,557,693,326
                                                                               ---------------   ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock - $10 par value; authorized 20,000,000 shares;
       12,319,549 and 9,976,453 issued and outstanding at
       June 30,2001 and 2000,respectively; 9,983,002 shares issued
       and 9,856,902 shares oustanding at December 31, 2000                        123,195,490        99,764,530         99,830,020
    Capital surplus                                                                 57,721,279        60,535,858         60,592,310
    Retained earnings                                                               20,708,837        30,085,817         38,003,195
    Treasury stock, at cost  - 126,100 shares at December 31, 2000                        --                --           (3,925,069)
    Unrealized gain (loss) on investment securities available-for-sale, net          5,022,803        (4,202,032)         1,620,432
                                                                               ---------------   ---------------    ---------------

       Total shareholders' equity                                                  206,648,409       186,184,173        196,120,888
                                                                               ---------------   ---------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 1,751,358,453   $ 1,672,707,716    $ 1,753,814,214
                                                                               ===============   ===============    ===============

See notes to consolidated financial statements.



                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)




                                                               Three Months Ended                     Six Months Ended
                                                                     June 30,                               June 30,
                                                       ----------------------------------    --------------------------------------
                                                             2001              2000                2001                 2000
                                                       ---------------    ---------------    -----------------    -----------------
INTEREST INCOME
    Interest and fees on loans                         $    18,792,018    $    18,359,511    $      38,367,324    $      36,008,300
    Interest on investment securities:
        Taxable                                              7,759,393          8,431,214           15,566,024           16,731,616
        Exempt from federal income tax                       1,540,063          1,421,235            3,018,344            2,831,189
    Interest on federal funds sold and
     interest-bearing deposits in banks                      1,120,820            955,593            2,207,112            1,855,313
                                                       ---------------    ---------------    -----------------    -----------------
      Total interest income                                 29,212,294         29,167,553           59,158,804           57,426,418

INTEREST EXPENSE
    Interest-bearing deposits                               11,531,888         11,522,982           24,242,985           22,652,108
    Other                                                      247,051            215,183              562,571              370,158
                                                       ---------------    ---------------    -----------------    -----------------
      Total interest expense                                11,778,939         11,738,165           24,805,556           23,022,266
                                                       ---------------    ---------------    -----------------    -----------------

NET INTEREST INCOME                                         17,433,355         17,429,388           34,353,248           34,404,152
    Provision for loan losses                                  497,334            419,500              863,717            1,160,250
                                                       ---------------    ---------------    -----------------    -----------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                               16,936,021         17,009,888           33,489,531           33,243,902

NONINTEREST INCOME
    Trust department income                                  1,478,317          1,397,284            2,995,365            2,743,522
    Service fees on deposit accounts                         3,741,899          3,542,862            7,248,672            6,931,232
    ATM fees                                                   478,447            385,075              929,691              714,475
    Real estate mortgage fees                                  497,458            263,783              769,854              495,809
    Net gain on securities transactions                         12,763                  -               67,612                    -
    Other                                                      852,343            673,429            1,746,716            1,843,860
                                                       ---------------    ---------------    -----------------    -----------------
      Total noninterest income                               7,061,227          6,262,433           13,757,910           12,728,898

NONINTEREST EXPENSE
    Salaries and employee benefits                           6,985,845          6,794,304           13,872,049           13,625,513
    Net occupancy expense                                      953,849            895,994            1,890,423            1,770,271
    Equipment expense                                        1,058,845          1,059,775            2,139,121            2,073,537
    Goodwill amortization                                      410,437            410,341              820,778              820,683
    Other expenses                                           4,099,426          3,763,136            7,936,797            7,573,338
                                                       ---------------    ---------------    -----------------    -----------------
      Total noninterest expense                             13,508,402         12,923,550           26,659,168           25,863,342
                                                       ---------------    ---------------    -----------------    -----------------

EARNINGS BEFORE INCOME TAXES                                10,488,846         10,348,771           20,588,273           20,109,458
    Income tax expense                                       3,201,825          3,220,204            6,297,502            6,234,379
                                                       ---------------    ---------------    -----------------    -----------------

NET EARNINGS                                           $     7,287,021    $     7,128,567    $      14,290,771    $      13,875,079
                                                       ===============    ===============    =================    =================

EARNINGS PER SHARE, BASIC (1)                          $          0.59    $          0.57    $            1.16    $            1.11

EARNINGS PER SHARE, ASSUMING DILUTION (1)              $          0.59    $          0.57    $            1.16    $            1.11

DIVIDENDS PER SHARE (2)                                $          0.26    $          0.24    $            0.57    $            0.50

(1) Earnings per share are calculated using weighted average shares outstanding for each period presented with prior periods adjusted for 25% stock dividend issued June 1, 2001.

(2) Dividends per share are calculated using actual number of shares outstanding at the end of each period presented with prior periods adjusted for 25% stock dividend issued June 1, 2001.

See notes to consolidated financial statements.



                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)




                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                             June 30,
                                                       --------------------------------    ----------------------------------
                                                            2001               2000              2001               2000
                                                       --------------    --------------    ---------------    ---------------
NET EARNINGS                                           $    7,287,021    $    7,128,567    $    14,290,771    $    13,875,079

 OTHER ITEMS OF COMPREHENSIVE EARNINGS
   Change in unrealized gain (loss) on investment
    securities available-for-sale, before income taxes      1,756,146          (162,345)         5,302,029           (168,162)
   Reclassification adjustment for realized gains
    on investment in securities included in net
    earnings, before income taxes                             (12,763)                -            (67,612)                 -
                                                       --------------    --------------    ---------------    ---------------

       Total other items of comprehensive earnings          1,743,383          (162,345)         5,234,417           (168,162)
                                                       --------------    --------------    ---------------    ---------------

OTHER COMPREHENSIVE EARNINGS, BEFORE INCOME TAXES           9,030,404         6,966,222         19,525,188         13,706,917

  Income tax expense (benefit) related to other
    items of comprehensive earnings                           610,184           (56,821)         1,832,046            (58,857)
                                                       --------------    --------------    ---------------    ---------------


COMPREHENSIVE EARNINGS                                 $    8,420,220    $    7,023,043    $    17,693,142    $    13,765,774
                                                       ==============    ==============    ===============    ===============

See notes to consolidated financial statements.



                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                                                                        Unrealized
                                                                                                      Gain (Loss) on
                                                                                                        Investment
                                       Common Stock                                                     Securities       Total
                                  -------------------------    Capital       Retained     Treasury       Available   Shareholders'
                                    Shares       Amount        Surplus       Earnings   Stock, at cost For Sale, Net     Equity
                                  ----------  -------------  ------------  ------------  ------------   -----------  -------------
Balances at December 31, 1999      9,974,306  $  99,743,060  $ 60,517,351  $ 22,495,259  $          -   $(4,092,727) $ 178,662,943

   Net earnings                            -              -             -    28,316,047             -             -     28,316,047

   Stock issuances                     8,696         86,960        74,959             -             -             -        161,919

   Cash dividends declared,
    $1.29 per share                        -              -             -   (12,808,111)            -             -    (12,808,111)

   Acquisition of treasury stock           -              -             -             -    (3,925,069)            -     (3,925,069)

   Change in unrealized gain (loss)
    on investment securities
    available-for-sale, net                -              -             -             -             -     5,713,159      5,713,159
                                  ----------  -------------  ------------  ------------  ------------   -----------  -------------

Balances at December 31, 2000      9,983,002     99,830,020    60,592,310    38,003,195    (3,925,069)    1,620,432    196,120,888

   Net earnings                            -              -             -    14,290,771             -             -     14,290,771

   Stock split-up, effected in the
    form of a 25% stock dividend   2,461,770     24,617,700             -   (24,617,700)            -             -              -

   Stock issuances                    10,777        107,770         9,088             -             -             -        116,858

   Cash dividends declared,
    $.57 per share                         -              -             -    (6,967,429)            -             -     (6,967,429)

   Acquisition of treasury stock           -              -             -             -      (315,050)            -       (315,050)

   Retirement of treasury stock     (136,000)    (1,360,000)   (2,880,119)            -     4,240,119             -              -

   Change in unrealized gain
    on investment securities
    available-for-sale, net                -              -             -             -             -     3,402,371      3,402,371
                                  ----------  -------------  ------------  ------------  ------------   -----------  -------------


Balances at June 30, 2001
 (unaudited)                      12,319,549  $ 123,195,490  $ 57,721,279  $ 20,708,837  $          -   $ 5,022,803  $ 206,648,409
                                  ==========  =============  ============  ============  ============   ===========  =============

See notes to consolidated financial statements.



                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)



                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                ------------------------------------
                                                                                       2001               2000
                                                                                -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                               $      14,290,771   $     13,875,079
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
          Depreciation and amortization                                                 2,781,694          2,881,036
          Provision for loan losses                                                       863,717          1,160,250
          Premium amortization, net of discount accretion                                 397,684            946,028
          Gain on sale of  assets                                                         (53,909)            (6,083)
          Deferred federal income tax (benefit) expense                                  (795,754)            58,024
          Decrease (increase) in other assets                                           1,428,986           (211,583)
          Increase in other liabilities                                                 1,562,374          1,027,301
                                                                                -----------------   ----------------
             Total adjustments                                                          6,184,792          5,854,973
                                                                                -----------------   ----------------
      Net cash provided by operating activities                                        20,475,563         19,730,052

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest-bearing deposits in banks                                  (200,117)          (100,119)
     Activity in available-for-sale securities:
      Sales                                                                            12,629,496                  -
      Maturities                                                                       46,790,210          5,952,639
      Purchases                                                                      (122,185,407)       (20,981,825)
     Activity in held-to-maturity securities:
      Maturities                                                                      121,471,592         39,785,258
      Purchases                                                                       (60,132,509)       (41,783,566)
     Net increase in loans                                                             (4,615,481)       (15,649,135)
     Capital expenditures                                                              (2,708,673)          (917,081)
     Proceeds from sale of assets                                                         178,522            206,616
                                                                                -----------------   ----------------
      Net cash used in investing activities                                            (8,772,367)       (33,487,213)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-bearing deposits                                      (5,869,115)       (14,855,833)
     Net increase (decrease) in interest-bearing deposits                               4,461,717        (49,502,688)
     Net (decrease) increase in securities sold under agreements to repurchase        (13,577,583)         4,848,572
     Common stock transactions:
      Acquisition of treasury stock                                                      (315,050)                 -
      Proceeds from stock issuances                                                       116,858             39,977
     Dividends paid                                                                    (6,528,104)        (5,984,584)
                                                                                -----------------   ----------------
      Net cash used in financing activities                                           (21,711,277)       (65,454,556)
                                                                                -----------------   ----------------

     Net decrease in cash and cash equivalents                                        (10,008,081)       (79,211,717)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        162,530,712        187,970,058
                                                                                -----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     152,522,631   $    108,758,341
                                                                                =================   ================

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid                                                              $      24,387,048   $     23,138,254
     Federal income tax paid                                                            6,378,823          6,702,275
     Assets acquired through foreclosure                                                   54,614            267,164
     Retirement of treasury stock                                                       4,240,119                  -

See notes to consolidated financial statements.



                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the unaudited results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.


Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the quarters ended June 30, 2001 and 2000, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby, the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended June 30, 2001 and 2000, were 12,312,900 and 12,468,353 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the six-month periods ended June 30, 2001 and 2000, were 12,312,706 and 12,468,118 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended June 30, 2001 and 2000, were 12,363,974 and 12,502,503 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the six-month periods ended June 30, 2001 and 2000, were 12,366,251 and 12,497,990 shares, respectively.


Note 3 - Recent Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No.141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized, but instead be reviewed for impairment. The Company will adopt SFAS 142 on January 1, 2002. Upon adoption, the Company will assign goodwill to the lowest reporting unit level and perform an initial impairment test. Subsequently, an impairment test will be performed annually or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. On January 1, 2002, the Company will discontinue amortizing goodwill recorded prior to June 30, 2001. Goodwill initially recorded subsequent to June 30, 2001 will not be amortized. The Company is in the process of evaluating but has not yet determined the financial statement impact of SFAS 142.

In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB 102"). This staff accounting bulletin expresses certain of the SEC staff's views on the development, documentation, and application of a systematic methodology that the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. The Company believes it is substantially in compliance with the provisions of SAB 102 and expects the guidance to have no impact on its financial reporting process. Parallel guidance was issued by federal banking agencies through the Federal Financial Institutions Examination Council as interagency guidance, "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions."

Note 4 - Subsequent Events

In July 2001, the Company purchased all of the outstanding stock of City National Bancshares, Inc. ("City") and its subsidiary, City National Bank for $16,500,000 in cash. The total purchase price exceeded the fair market value of net assets acquired by approximately $7,800,000, which was recorded by the Company as goodwill. Initially, no portion of the excess price was assigned to intangible assets other than goodwill. The primary purpose of the acquisition was to expand the Company's market share in areas with close proximity to Dallas/Ft. Worth, Texas. Factors that contributed to a purchase price resulting in goodwill include City's historically stable record of earnings, capable management and its geographic location, which complements the Company's existing service locations. Subsequent to the acquisition, the Company liquidated the stock of City and City National Bank is operating as a subsidiary of the Company. The results of operations of City National Bank will be included in the consolidated earnings of the Company commencing July 1, 2001.

The following is a condensed consolidated balance sheet disclosing estimated fair value amounts assigned to the major asset and liability captions at the acquisition date. These amounts are preliminary and subject to adjustment.

                                     ASSETS

         Cash and cash equivalents                            $    9,651,769
         Investment in securities                                 29,717,834
         Loans, net                                               51,061,735
         Goodwill                                                  7,838,032
         Other assets                                              1,465,727
                                                              --------------

         Total assets                                         $   99,735,097
                                                              ==============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

         Noninterest-bearing deposits                         $   11,949,766
         Interest-bearing deposits                                70,575,256
         Other liabilities                                           710,075
         Shareholders' equity                                     16,500,000
                                                              --------------

         Total liabilities and shareholder's equity           $   99,735,097
                                                              ==============

Goodwill recorded in the acquisition of City will be accounted for in accordance with SFAS 142. Accordingly, goodwill will not be amortized, rather it will be tested for impairment annually. The goodwill recorded is not expected to be deductible for federal income tax purposes. The proforma impact of City is not material to the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Operating Results
-----------------

For the six months ended June 30, 2001, the Company's net income amounted to $14.3 million, or $1.16 per basic share. For the same period last year, net income amounted to $13.9 million, or $1.11 per basic share. Return on average assets and return on average equity for the six months ended June 30, 2001, amounted to 1.64 percent and 14.48 percent, respectively, on an annualized basis. The Company's return on average assets and return on average equity for the same period last year amounted to 1.65 percent and 15.45 percent, respectively, on an annualized basis. Net income for the second quarter 2001 totaled $7.3 million, or $0.59 per basic share, as compared to $7.1 million, or $0.57 per basic share, earned in the second quarter of 2000.

Net interest income on a tax-equivalent basis for the six months ended June 30, 2001, amounted to $35.8 million and was unchanged from the same period last year. Net interest income on a tax-equivalent basis for the second quarter of 2001 amounted to $18.2 million, a slight increase over the $18.1 million reported for the same period last year. The lack of growth in net interest income for 2001 is attributable to a compressed net interest margin resulting from the dramatic decline in interest rates during the first six months of the year. For the first six months of 2001, the net interest margin was 4.51 percent as compared to 4.69 percent for the same period last year. For the second quarter 2001, the net interest margin was 4.51 percent, unchanged from the first quarter 2000, but below the 4.74 percent reported in the second quarter last year.

For the six months ended June 30, 2001, the provision for loan losses amounted to $864 thousand as compared to $1.2 million for the same period last year. Net charge offs for the six months ended June 30, 2001, totaled $1.1 million, which on an annualized basis amounted to .25 percent of average loans as compared to
 .18 percent for the full year of 2000. At June 30, 2001, the allowance for loan losses was 1.12 percent of loans and was considered by Management to be adequate. For the second quarter of 2001, the provision for loan losses was $497 thousand as compared to $420 thousand for the second quarter in 2000.

Total noninterest income for the six months ended June 30, 2001, amounted to $13.8 million as compared to $12.7 million for the same period last year. The increase was primarily a result of (i) an increase in trust fees of $251 thousand due primarily to growth in trust assets; (ii) an increase of $317 thousand in service fees on deposit accounts which reflects increased transaction volumes; (iii) an increase of $274 thousand in real estate mortgage fees resulting from the increased volume of mortgage loan transactions during 2001; and an increase of $216 thousand in ATM fees which reflects growth in the cardholder base and transaction volumes. Noninterest income for the second quarter 2001 amounted to $7.1 million as compared to $6.3 million for the same period last year. The improvement resulted primarily from higher trust fees, service fees on deposit accounts, and real estate mortgage fees which increased $81 thousand, $200 thousand, and $233 thousand, respectively.

Noninterest expense for the six months ended June 30, 2001, totaled $26.7 million, an increase of $800 thousand, or 3.1 percent, above the $25.9 million reported for the same period last year. The higher level of noninterest expenses was primarily a result of (i) a $246 thousand, or 1.8 percent, increase in salaries and benefits; (ii) a $120 thousand increase in occupancy expense due primarily to higher utilities expense; and (iii) a $150 thousand increase in professional fees, primarily fees relating to implementation of information systems enhancements. Noninterest expense for the second quarter 2001 amounted to $13.5 million as compared to $12.9 million for the same period last year. For the most part, the second quarter 2001 increase over the second quarter 2000 is attributable to the same expense categories which are reflected in the year-to-date increases previously highlighted. The Company's efficiency ratio for the first six months of 2001 amounted to 53.83 percent as compared to 53.34 percent for the same period last year.

Balance Sheet Review
--------------------

Total assets at June 30, 2001, amounted to $1.751 billion as compared to $1.754 billion at December 31, 2000, and $1.673 billion at June 30, 2000. The consolidated balance sheets presented reflect normal recurring adjustments and accruals.

Loans at June 30, 2001, totaled $863 million as compared to $859 million at year-end 2000 and $812 million at June 30, 2000. As compared to year-end 2000 amounts, loans at June 30, 2001, reflect (i) a $14 million decrease in commercial, financial and agricultural loans; (ii) a $14 million increase in real estate loans; and (iii) a $4 million increase in loans to individuals. Investment securities at June 30, 2001, totaled $661 million as compared to $654 million at year-end 2000 and $672 million at June 30, 2000. The net unrealized gain in the investment portfolio at June 30, 2001, amounted to $25.2 million and had an overall yield of 6.28 percent. At June 30, 2001, the Company did not hold any structured notes or CMOs that entail higher risks than standard mortgage-backed securities. Total deposits at June 30, 2001, amounted to $1.518 billion as compared to $1.520 billion at year-end 2000 and $1.460 billion at June 30, 2000.

Nonperforming assets at June 30, 2001, totaled $3.2 million as compared to $4.1 million at December 31, 2000. The decrease resulted primarily from a $955 thousand decrease in nonaccrual loans. At .37 percent of loans plus foreclosed assets, Management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 8 of this report. At June 30, 2001, the parent company had no debt outstanding under its $25 million line of credit with an unaffiliated financial institution. Total equity capital amounted to $206.6 million at June 30, 2001, which was up from $196.1 million at year-end 2000 and $186.2 million at June 30, 2000. The Company's risk-based capital and leverage ratios at June 30, 2001, were 19.40 percent and 10.52 percent, respectively. The second quarter 2001 cash dividend of $0.30 per share totaled $3.7 million and represented 50.7 percent of second quarter earnings. On July 24, 2001, the Company declared a $0.30 per share cash dividend payable October 1, 2001.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. Each subsidiary bank has an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. As of June 30, 2001, Management estimates that, over the next 12 months, an upward shift of interest rates by 200 basis points would result in an increase of projected net interest income of 4.3 percent and a downward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 7.0 percent. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at June 30, 2001, will remain constant over the relevant 12 month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In Management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results would, in Management's belief, be different from the foregoing estimates, and such results could be material.

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






                                                FIRST FINANCIAL BANKSHARES, INC.


Date: August 9, 2001                            By:/S/CURTIS R. HARVEY
      --------------                               -----------------------------
                                                   Curtis R. Harvey
                                                   Executive Vice President and
                                                   Chief Financial Officer




Date: August 9, 2001                            By:/S/SANDY LESTER
      --------------                               -----------------------------
                                                   Sandy Lester
                                                   Secretary-Treasurer