Form 10-Q
period 2001-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2001-11-13
CIK 36029

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                               ------------------
                                       OR

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
                                             ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2001.

           Class                              Number of Shares Outstanding
           -----                              ----------------------------
Common Stock, Par Value $10.00 Per Share                12,324,141

                                TABLE OF CONTENTS

                                     PART I


                              FINANCIAL INFORMATION

    Item                                                                 Page
    ----                                                                 ----



      1.     Consolidated Financial Statements and Notes
                to Consolidated Financial Statements                      3


      2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      11


      3.     Quantitative and Qualitative Disclosures
                About Market Risk                                        14


             Signatures                                                  15

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 2001 and 2000, and December 31, 2000, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2001 and 2000, and the changes in shareholders' equity for the year ended December 31, 2000 and nine months ended September 30, 2001, and the cash flows for the nine months ended September 30, 2001 and 2000, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,
                                                                       ---------------------------------------
                                                                                      Unaudited
                                                                       ---------------------------------------      December 31,
                                                                              2001                 2000                 2000
                                                                       ------------------   ------------------   ------------------
ASSETS
    Cash and due from banks                                            $       87,504,488   $       75,752,498   $      100,300,424
    Federal funds sold                                                         41,258,066           28,988,293           62,230,288
                                                                       ------------------   ------------------   ------------------
       Cash and cash equivalents                                              128,762,554          104,740,791          162,530,712

    Interest-bearing deposits in banks                                            304,497              104,268              104,338
    Investment securities:
       Securities held-to-maturity (market value of
        $335,347,542 and $411,316,933 at September 30, 2001                   313,989,514          423,207,056          391,918,076
        and 2000, respectively; $393,590,628 at December 31, 2000)
       Securities available-for-sale, at market value                         401,043,693          248,557,951          262,334,642
                                                                       ------------------   ------------------   ------------------
             Total investment securities                                      715,033,207          671,765,007          654,252,718

    Loans                                                                     935,557,546          841,836,075          859,270,728
       Less: Allowance for loan losses                                         10,504,589            9,516,300            9,887,646
                                                                       ------------------   ------------------   ------------------
    Net loans                                                                 925,052,957          832,319,775          849,383,082

    Bank premises and equipment, net                                           41,823,428           40,383,912           40,090,733
    Goodwill, net                                                              25,122,311           18,925,646           18,515,304
    Other assets                                                               25,227,130           28,731,925           28,937,327
                                                                       ------------------   ------------------   ------------------

TOTAL ASSETS                                                           $    1,861,326,084   $    1,696,971,324   $    1,753,814,214
                                                                       ==================   ==================   ==================

LIABILITIES
    Noninterest-bearing deposits                                       $      346,159,673   $      326,949,272   $      336,276,933
    Interest-bearing deposits                                               1,259,910,504        1,142,383,096        1,183,596,767
                                                                       ------------------   ------------------   ------------------
       Total deposits                                                       1,606,070,177        1,469,332,368        1,519,873,700

    Dividends payable                                                           3,697,242            3,267,050            3,256,540
    Securities sold under agreements to repurchase                             23,225,722           25,831,099           26,164,359
    Other liabilities                                                          14,982,173            9,054,014            8,398,727
                                                                       ------------------   ------------------   ------------------

       Total liabilities                                                    1,647,975,314        1,507,484,531        1,557,693,326
                                                                       ------------------   ------------------   ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock - $10 par value; authorized 20,000,000 shares;
       12,324,141 and 9,977,153 issued and outstanding at
       September 30,2001 and 2000, respectively; 9,983,002
       shares issued and 9,856,902 shares oustanding at
       December 31, 2000                                                      123,241,410           99,771,530           99,830,020
    Capital surplus                                                            57,735,976           60,541,892           60,592,310
    Retained earnings                                                          24,544,462           34,030,917           38,003,195
    Treasury stock, at cost  - 126,100 shares at
       December 31, 2000 and 99,500 shares at September 30, 2000                        -           (3,093,219)          (3,925,069)
    Unrealized gain (loss) on investment securities
       available-for-sale, net                                                  7,828,922           (1,764,327)           1,620,432
                                                                       ------------------   ------------------   ------------------

       Total shareholders' equity                                             213,350,770          189,486,793          196,120,888
                                                                       ------------------   ------------------   ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $    1,861,326,084   $    1,696,971,324   $    1,753,814,214
                                                                       ==================   ==================   ==================

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                             Three Months Ended                     Nine Months Ended
                                                                September 30,                           September 30,
                                                      -----------------------------------    --------------------------------------
                                                            2001               2000                2001                 2000
                                                      ---------------     ---------------    -----------------    -----------------
INTEREST INCOME
    Interest and fees on loans                        $    18,921,994     $    19,440,985    $      57,289,318    $      55,449,284
    Interest on investment securities:
         Taxable                                            8,292,472           8,457,372           23,858,497           25,188,990
         Exempt from federal income tax                     1,627,261           1,451,133            4,645,604            4,282,321
    Interest on federal funds sold and
         interest-bearing deposits in banks                   658,318             498,866            2,865,430            2,354,856
                                                      ---------------     ---------------    -----------------    -----------------
      Total interest income                                29,500,045          29,848,356           88,658,849           87,275,451

INTEREST EXPENSE
    Interest-bearing deposits                              10,756,921          12,187,427           34,999,907           34,839,534
    Other                                                     201,044             306,330              763,615              677,165
                                                      ---------------     ---------------    -----------------    -----------------
      Total interest expense                               10,957,965          12,493,757           35,763,522           35,516,699
                                                      ---------------     ---------------    -----------------    -----------------

NET INTEREST INCOME                                        18,542,080          17,354,599           52,895,327           51,758,752
    Provision for loan losses                                 538,833             426,000            1,402,550            1,586,250
                                                      ---------------     ---------------    -----------------    -----------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                              18,003,247          16,928,599           51,492,777           50,172,502

NONINTEREST INCOME
    Trust department income                                 1,451,525           1,376,699            4,446,890            4,120,221
    Service fees on deposit accounts                        3,688,601           3,561,381           10,937,274           10,492,613
    ATM fees                                                  495,788             407,815            1,425,510            1,122,289
    Real estate mortgage fees                                 433,902             298,642            1,203,756              794,452
    Net gain on securities transactions                           177                   -               67,789                    -
    Other                                                     779,425             805,302            2,526,107            2,649,167
                                                      ---------------     ---------------    -----------------    -----------------
      Total noninterest income                              6,849,418           6,449,839           20,607,326           19,178,742

NONINTEREST EXPENSE
    Salaries and employee benefits                          7,266,165           6,718,219           21,138,214           20,343,732
    Net occupancy expense                                   1,082,346             903,012            2,972,769            2,673,285
    Equipment expense                                       1,135,747           1,045,528            3,274,867            3,119,065
    Goodwill amortization                                     410,437             410,341            1,231,120            1,231,026
    Other expenses                                          4,153,671           3,852,420           12,090,564           11,425,759
                                                      ---------------     ---------------    -----------------    -----------------
      Total noninterest expense                            14,048,366          12,929,520           40,707,534           38,792,867
                                                      ---------------     ---------------    -----------------    -----------------

EARNINGS BEFORE INCOME TAXES                               10,804,299          10,448,918           31,392,569           30,558,377
    Income tax expense                                      3,271,428           3,236,767            9,568,931            9,471,147
                                                      ---------------     ---------------    -----------------    -----------------

NET EARNINGS                                          $     7,532,871     $     7,212,151    $      21,823,638    $      21,087,230
                                                      ===============     ===============    =================    =================

EARNINGS PER SHARE, BASIC (1)                         $          0.61     $          0.58    $            1.77    $            1.69

EARNINGS PER SHARE, ASSUMING DILUTION (1)             $          0.61     $          0.57    $            1.76    $            1.68

DIVIDENDS PER SHARE (2)                               $          0.30     $          0.26    $            0.86    $            0.77


(1)Earnings per share are calculated using weighted average shares outstanding for each period presented with prior periods adjusted for 25% stock dividend issued June 1, 2001.

(2)Dividends per share are calculated using actual number of shares outstanding at the end of each period presented with prior periods adjusted for 25% stock dividend issued June 1, 2001.


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                              Three Months Ended                        Nine Months Ended
                                                                 September 30,                             September 30,
                                                       ----------------------------------        ----------------------------------
                                                             2001             2000                    2001                2000
                                                       ---------------  -----------------        ---------------     --------------
NET EARNINGS                                           $     7,532,871  $       7,212,151        $    21,823,638     $   21,087,230

    OTHER ITEMS OF COMPREHENSIVE EARNINGS
       Change in unrealized gain on investment
            securities available-for-sale,
            before income taxes                              4,317,283          3,750,316              9,619,312          3,582,154
       Reclassification adjustment for realized
            gains on investment in securities included
            in net earnings, before income taxes                  (177)                 -                (67,789)                 -
                                                       ---------------  -----------------        ---------------     --------------

         Total other items of comprehensive earnings,
            before tax                                       4,317,106          3,750,316              9,551,523          3,582,154
                                                       ---------------  -----------------        ---------------     --------------

       Income tax expense related to other
            items of comprehensive earnings                  1,510,987          1,312,611              3,343,033          1,253,754
                                                       ---------------  -----------------        ---------------     --------------


COMPREHENSIVE EARNINGS                                 $    10,338,990  $       9,649,856        $    28,032,128     $   23,415,630
                                                       ===============  =================        ===============     ==============


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                          Unrealized
                                                                                                        Gain (Loss) on
                                                                                                          Investment
                                                Common Stock                                   Treasury    Securities     Total
                                           ------------------------    Capital     Retained      Stock,    Available   Shareholders'
                                             Shares      Amount        Surplus     Earnings     at cost  For Sale, Net    Equity
                                           ---------- ------------- ------------ ------------ ----------- ----------- -------------
Balances at December 31, 1999               9,974,306 $  99,743,060 $ 60,517,351 $ 22,495,259 $         - $(4,092,727)$ 178,662,943

     Net earnings                                   -              -           -   28,316,047           -           -    28,316,047

     Stock issuances                            8,696         86,960      74,959            -           -           -       161,919

     Cash dividends declared,
       $1.29 per share                              -             -            -  (12,808,111)          -           -   (12,808,111)

     Acquisition of treasury stock                  -             -            -            -  (3,925,069)          -    (3,925,069)

     Change in unrealized gain (loss)
       on investment securities
       available-for-sale, net                      -             -            -            -           -   5,713,159     5,713,159
                                           ---------- ------------- ------------ ------------ ----------- ----------- -------------

Balances at December 31, 2000               9,983,002    99,830,020   60,592,310   38,003,195  (3,925,069)  1,620,432   196,120,888

     Net earnings                                   -             -            -   21,823,638           -           -    21,823,638

     Stock split-up, effected in the
       form of a 25% stock dividend         2,461,770    24,617,700            -  (24,617,700)          -           -             -

     Stock issuances                           15,369       153,690       23,785            -           -           -       177,475

     Cash dividends declared,
       $.86 per share                               -             -            -  (10,664,671)          -           -   (10,664,671)

     Acquisition of treasury stock                  -             -            -            -    (315,050)          -      (315,050)

     Retirement of treasury stock            (136,000)   (1,360,000)  (2,880,119)           -   4,240,119           -             -

     Change in unrealized gain
       on investment securities
       available-for-sale, net                      -             -            -            -           -   6,208,490     6,208,490
                                           ---------- ------------- ------------ ------------ ----------- ----------- -------------


Balances at September 30, 2001(unaudited)  12,324,141 $ 123,241,410 $ 57,735,976 $ 24,544,462 $         - $ 7,828,922 $ 213,350,770
                                           ========== ============= ============ ============ =========== =========== =============


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    ------------------------------------
                                                                                           2001               2000
                                                                                    -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                   $      21,823,638   $     21,087,230
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Depreciation and amortization                                                     4,219,424          4,306,211
          Provision for loan losses                                                         1,402,550          1,586,250
          Premium amortization, net of discount accretion                                     992,913          1,344,389
          Gain on sale of  assets                                                             (52,815)            (5,694)
          Deferred federal income tax expense (benefit)                                       158,302           (374,435)
          Decrease (increase) in other assets                                                 847,959           (484,229)
          Increase in other liabilities                                                     5,873,371          1,682,232
                                                                                    -----------------   ----------------
             Total adjustments                                                             13,441,704          8,054,724
                                                                                    -----------------   ----------------
       Net cash provided by operating activities                                           35,265,342         29,141,954

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest-bearing deposits in banks                                      (200,159)          (100,188)
     Payment for stock of City Bancshares, Inc., net of cash acquired                      (6,848,231)                 -
     Activity in available-for-sale securities:
       Sales                                                                               12,926,715                  -
       Maturities                                                                          56,572,060          9,602,976
       Purchases                                                                         (150,343,528)       (28,869,707)
     Activity in held-to-maturity securities:
       Maturities                                                                         150,907,110         63,600,687
       Purchases                                                                          (92,498,613)       (57,643,443)
     Net increase in loans                                                                (26,186,131)       (45,838,881)
     Capital expenditures                                                                  (3,912,942)        (2,009,332)
     Proceeds from sale of assets                                                             178,945            382,402
                                                                                    -----------------   ----------------
       Net cash used in investing activities                                              (59,404,773)       (60,875,486)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in noninterest-bearing deposits                                          (2,067,026)       (13,564,465)
     Net increase (decrease) in interest-bearing deposits                                   5,738,481        (41,807,613)
     Net (decrease) increase in securities sold under agreements to repurchase             (2,938,637)        16,193,365
     Common stock transactions:
       Acquisition of treasury stock                                                         (315,050)        (3,093,219)
       Proceeds from stock issuances                                                          177,475             53,011
     Dividends paid                                                                       (10,223,969)        (9,276,814)
                                                                                    -----------------   ----------------
       Net cash used in financing activities                                               (9,628,726)       (51,495,735)
                                                                                    -----------------   ----------------

     Net decrease in cash and cash equivalents                                            (33,768,158)       (83,229,267)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            162,530,712        187,970,058
                                                                                    -----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     128,762,554   $    104,740,791
                                                                                    =================   ================

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid                                                                  $      35,978,699   $     35,193,198
     Federal income tax paid                                                                6,378,823          9,884,787
     Assets acquired through foreclosure                                                      209,566            270,639
     Retirement of treasury stock                                                           4,240,119                  -


See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.


Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the quarters ended September 30, 2001 and 2000, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby, the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended September 30, 2001 and 2000, were 12,321,964 and 12,432,878 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine-month periods ended September 30, 2001 and 2000, were 12,315,826 and 12,456,286 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended September 30, 2001 and 2000, were 12,412,979 and 12,464,512 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the nine-month periods ended September 30, 2001 and 2000, were 12,362,422 and 12,492,585 shares, respectively.


Note 3 - Recent Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No.141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized, but instead be reviewed for impairment. The Company will fully adopt SFAS 142 on January 1, 2002. Upon full adoption, the Company will assign goodwill to the lowest reporting unit level and perform an initial impairment test. Subsequently, an impairment test will be performed annually or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. On January 1, 2002, the Company will discontinue amortizing goodwill recorded prior to June 30, 2001. Goodwill initially recorded subsequent to June 30, 2001, is not being amortized. The Company is in the process of evaluating but has not yet determined the financial statement impact of SFAS 142.

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

Note 4 - Business Combination

In July 2001, the Company purchased all of the outstanding stock of City National Bancshares, Inc. ("City") and its subsidiary, City National Bank for $16,500,000 in cash. The total purchase price exceeded the fair market value of net assets acquired by approximately $7,800,000, which was recorded by the Company as goodwill. Initially, no portion of the excess price was assigned to intangible assets other than goodwill. The primary purpose of the acquisition was to expand the Company's market share in areas with close proximity to Dallas/Ft. Worth, Texas. Factors that contributed to a purchase price resulting in goodwill include City's historically stable record of earnings, capable management and its geographic location, which complements the Company's existing service locations. Subsequent to the acquisition, the Company liquidated the stock of City and City National Bank is operating as a subsidiary of the Company. The results of operations of City National Bank are included in the consolidated earnings of the Company commencing July 1, 2001.

The following is a condensed consolidated balance sheet disclosing estimated fair value amounts assigned to the major asset and liability captions at the acquisition date. These amounts are preliminary and subject to adjustment.

                                     ASSETS

         Cash and cash equivalents                       $    9,651,769
         Investment in securities                            29,717,834
         Loans, net                                          51,061,735
         Goodwill                                             7,838,032
         Other assets                                         1,465,727
                                                         --------------

         Total assets                                    $   99,735,097
                                                          =============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

         Noninterest-bearing deposits                    $   11,949,766
         Interest-bearing deposits                           70,575,256
         Other liabilities                                      710,075
         Shareholders' equity                                16,500,000
                                                         --------------

         Total liabilities and shareholder's equity      $   99,735,097
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

Cash flow information relative to the acquisition of City is, as follows:

         Fair value of assets acquired                   $   91,897,065
         Cash paid for the capital stock of City             16,500,000
                                                         --------------

         Liabilities assumed                             $   75,397,065
                                                         ==============

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Operating Results
-----------------

For the nine months ended September 30, 2001, the Company's net income amounted to $21.8 million, or $1.77 per basic share. For the same period last year, net income amounted to $21.1 million, or $1.69 per basic share. Return on average assets and return on average equity for the nine months ended September 30, 2001, amounted to 1.64 percent and 14.48 percent, respectively, on an annualized basis. The Company's return on average assets and return on average equity for the same period last year amounted to 1.67 percent and 15.46 percent, respectively, on an annualized basis. Net income for the third quarter 2001 totaled $7.5 million, or $0.61 per basic share, as compared to $7.2 million, or $0.58 per basic share, earned in the third quarter 2000.

Net interest income on a tax-equivalent basis for the nine months ended September 30, 2001, amounted to $55.2 million as compared to $53.8 million for the same period last year. Net interest income on a tax-equivalent basis for the third quarter 2001 amounted to $19.4 million, as compared to $18.1 million reported for the same period last year. The higher net interest income for 2001 is attributable primarily to an acquisition finalized July 3, 2001. For the first nine months of 2001, the net interest margin was 4.52 percent as compared to 4.69 percent for the same period last year. For the third quarter 2001, the net interest margin was 4.55 percent, a slight improvement over 4.52 percent for the second quarter 2001, but below the 4.71 percent reported for the third quarter last year. The lower net interest margin for 2001 reflects the significant decline in interest rates that has occurred during 2001.

For the nine months ended September 30, 2001, the provision for loan losses amounted to $1.4 million as compared to $1.6 million for the same period last year. Net charge offs for the nine months ended September 30, 2001, totaled $1.2 million, which on an annualized basis amounted to .18 percent of average loans and was unchanged from the .18 percent reported for the full year of 2000. At September 30, 2001, the allowance for loan losses was 1.12 percent of loans and was considered by Management to be adequate. For the third quarter 2001, the provision for loan losses was $539 thousand as compared to $426 thousand for the third quarter 2000.

Total noninterest income for the nine months ended September 30, 2001, amounted to $20.6 million as compared to $19.2 million for the same period last year. The increase was primarily a result of (i) an increase in trust fees of $327 thousand due primarily to growth in trust assets; (ii) an increase of $444 thousand in service fees on deposit accounts which reflects an increase in accounts and transaction volumes; (iii) an increase of $409 thousand in real estate mortgage fees resulting from the increased volume of mortgage loan transactions during 2001; and an increase of $303 thousand in ATM fees which reflects growth in the cardholder base and transaction volumes. Noninterest income for the third quarter 2001 amounted to $6.8 million as compared to $6.4 million for the same period last year. The improvement resulted primarily from higher trust fees, service fees on deposit accounts, and real estate mortgage fees which increased $75 thousand, $127 thousand, and $135 thousand, respectively.

Noninterest expense for the nine months ended September 30, 2001, totaled $40.7 million, an increase of $1.9 million above the $38.8 million reported for the same period last year. The higher level of noninterest expenses was primarily a result of (i) a $794 thousand increase in salaries and benefits; (ii) a $300 thousand increase in occupancy expense due primarily to higher utilities expense; (iii) a $152 thousand increase in professional fees, primarily fees relating to implementation of information systems enhancements; and (iv)a $134 thousand increase in printing and supplies expense. Noninterest expense for the third quarter 2001 amounted to $14.0 million, an increase of $1.1 million above the $12.9 million reported for the same period last year. The increase over the third quarter 2000 is attributable primarily to a $548 thousand increase in salaries and benefits, and a $269 thousand combined increase in net occupancy and equipment expense. The Company's efficiency ratio for the first nine months of 2001 amounted to 53.74 percent as compared to 53.14 percent for the same period last year.

Balance Sheet Review
--------------------

Total assets at September 30, 2001, amounted to $1.861 billion as compared to $1.754 billion at December 31, 2000, and $1.697 billion at September 30, 2000. The acquisition finalized July 3, 2001 accounted for approximately $90 million in the increase in total assets when compared to year-end 2000 and September 30, 2000.

Loans at September 30, 2001, totaled $936 million as compared to $859 million at year-end 2000 and $842 million at September 30, 2000. As compared to year-end 2000 amounts, loans at September 30, 2001, reflect (i) a $3 million increase in commercial, financial and agricultural loans; (ii) a $65 million increase in real estate loans; and (iii) an $8 million increase in loans to individuals. Investment securities at September 30, 2001, totaled $715 million as compared to $654 million at year-end 2000 and $672 million at September 30, 2000. The net unrealized gain in the investment portfolio at September 30, 2001, amounted to $33.4 million and had an overall yield of 6.14 percent. At September 30, 2001, the Company did not hold any structured notes or CMOs that entail higher risks than standard mortgage-backed securities. Total deposits at September 30, 2001, amounted to $1.606 billion as compared to $1.520 billion at year-end 2000 and $1.469 billion at September 30, 2000.

Nonperforming assets at September 30, 2001, totaled $3.5 million as compared to $4.1 million at December 31, 2000. The decrease resulted primarily from a $525 thousand decrease in nonaccrual loans. At .38 percent of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 8 of this report. At September 30, 2001, the parent company had no debt outstanding under its $25 million line of credit with an unaffiliated financial institution. Total equity capital amounted to $213.4 million at September 30, 2001, which was up from $196.1 million at year-end 2000 and $189.5 million at September 30, 2000. The Company's risk-based capital and leverage ratios at September 30, 2001, were 17.91 percent and 9.91 percent, respectively. The third quarter 2001 cash dividend of $0.30 per share totaled $3.7 million and represented 49.1 percent of third quarter earnings. On October 23, 2001, the Company declared a $0.30 per share cash dividend payable October 1, 2001.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. Each subsidiary bank has an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. As of September 30, 2001, Management estimates that, over the next 12 months, an upward shift of interest rates by 200 basis points would result in an increase of projected net interest income of 4.7 percent and a downward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 13.1 percent. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at September 30, 2001, will remain constant over the relevant 12 month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In Management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.

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






                                               FIRST FINANCIAL BANKSHARES, INC.


Date: November 13, 2001                        By:/S/CURTIS R. HARVEY
     ------------------                        ----------------------------
                                               Curtis R. Harvey
                                               Executive Vice President and
                                               Chief Financial Officer




Date: November 13, 2001                        By:/S/SANDY LESTER
     ------------------                        ------------------------------
                                               Sandy Lester
                                               Secretary-Treasurer