Form 10-K
period 2001-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2002-03-20
CIK 36029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2001
                                       OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of February 1, 2002, the aggregate market value of voting stock held by non-affiliates was $339,668,650.

     As of February 1, 2002, there were 12,336,954 shares of Common Stock outstanding.

                       Documents Incorporated by Reference
     Certain information called for by Part III is incorporated by reference to the Proxy Statement for the 2002 Annual Meeting of our shareholders which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

                                TABLE OF CONTENTS
                                                                          Page

FORWARD-LOOKING STATEMENTS..................................................1

PART I

     ITEM 1.        BUSINESS................................................1
     ITEM 2.        PROPERTIES.............................................10
     ITEM 3.        LEGAL PROCEEDINGS......................................11
     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....11

PART II

     ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                         STOCKHOLDER MATTERS...............................11
     ITEM 6.        SELECTED FINANCIAL DATA................................12
     ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS...............13
     ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK.......................................24
     ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............25
     ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE............26

PART III

     ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....26
     ITEM 11.       EXECUTIVE COMPENSATION.................................26
     ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT....................................26
     ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........26

PART IV

     ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON FORM 8-K...............................26

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

                                     PART I

ITEM 1.       BUSINESS

General
-------

     First Financial Bankshares, Inc., a Texas corporation, is a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA. As such, we are supervised by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as well as several other state and federal regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. By virtue of a series of reorganizations, mergers, and acquisitions since 1956, we now own, through our wholly-owned Delaware subsidiary, First Financial Bankshares of Delaware, Inc., ten banks organized and located in Texas. These ten banks are:

o        First National Bank of Abilene, Abilene, Texas;
o        Hereford State Bank, Hereford, Texas;
o        First National Bank, Sweetwater, Texas;
o        Eastland National Bank, Eastland, Texas;
o        First Financial Bank, National Association, Cleburne, Texas;
o        Stephenville Bank and Trust Co., Stephenville, Texas;
o        San Angelo National Bank, San Angelo, Texas;
o        Weatherford National Bank, Weatherford, Texas;
o First Financial Bank, National Association, Southlake, Texas (formerly Texas National Bank, Southlake); and
o        City National Bank, Mineral Wells, Texas.

     As described in more detail below, we elected to be treated as a financial holding company in September 2001.

     Our service centers are located primarily in North Central and West Texas. Considering the branches and locations of all our subsidiary banks, as of December 31, 2001, we had 27 financial centers across Texas, with seven locations in Abilene, two locations in Cleburne, two locations in Stephenville, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Southlake, Aledo, Alvarado, Burleson, Keller, Trophy Club, and Roby.

     Information on our revenues, profits and losses and total assets appears in the discussion of our Results of Operations contained in Item 7 hereof.

First Financial Bankshares, Inc.

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

Services Offered by Our Subsidiary Banks

     Each of our subsidiary banks is a separate legal entity that operates under the day-to-day management of its own board of directors and officers. Each of our subsidiary banks provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, transmitting funds, and performing other customary commercial banking services. Certain of our subsidiary banks also administer pension plans, profit sharing plans and other employee benefit plans. First National Bank of Abilene, First National Bank, Sweetwater, Stephenville Bank and Trust Co. and San Angelo National Bank have active trust departments. The trust departments offer a complete range of services to individuals, associations, and corporations. These services include administering estates, testamentary trusts, various types of living trusts, and agency accounts. In addition, First National Bank of Abilene, First Financial Bank, Cleburne, and San Angelo National Bank provide securities brokerage services through arrangements with various third parties.

Competition

     Commercial banking in Texas is highly competitive, and because we hold less than 1% of the state's deposits, we represent only a minor segment of the industry. To succeed in this industry, our management believes that our banks must have the capability to compete in the areas of (1) interest rates paid or charged; (2) scope of services offered; and (3) prices charged for such services. Our subsidiary banks compete in their respective service areas against highly competitive banks, savings and loan associations, small loan companies, credit unions, mortgage companies, and brokerage firms, all of which are engaged in providing financial products and services and some of which are larger than our subsidiary banks in terms of capital, resources and personnel.

     Our business does not depend on any single customer or any few customers, the loss of any one of which would have a materially adverse effect upon our business. Although we have a broad base of customers that are not related to us, our customers also occasionally include our officers and directors, as well as other entities with which we are affiliated. With our subsidiary banks we may make loans to officers and directors, and entities with which we are affiliated, in the ordinary course of business. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans to directors, officers and their affiliates are also subject to numerous restrictions under federal and state banking laws.

Employees

     With  our  subsidiary  banks  we  employed   approximately   740  full-time
equivalent employees at February 1, 2002. Our management believes that our employee relations have been and will continue to be good.

Supervision and Regulation

     Both federal and state laws extensively regulate bank holding companies, financial holding companies and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation, or FDIC, although shareholders are also benefited. The following information describes particular laws and regulatory provisions relating to financial holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on our business and the business of our subsidiary banks.

Bank Holding Companies and Financial Holding Companies

     Traditionally, the activities of bank holding companies were limited to the business of banking and activities closely related or incidental to banking. Bank holding companies were generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. The Gramm-Leach-Bliley Act, which took effect on March 12, 2000, dismantled many Depression-era restrictions against affiliation between banking, securities and insurance firms by permitting bank holding companies to engage in a broader range of financial activities, so long as prudential safeguards are observed. Specifically, bank holding companies may elect to become "financial holding companies" that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. Thus, with the enactment of the Gramm-Leach-Bliley Act, banks, securities firms and insurance companies find it easier to acquire or affiliate with each other and cross-sell financial products. The act permits a single financial services organization to offer a more complete array of financial products and services than historically was permitted.

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

     A bank holding company may become a financial holding company under the Gramm-Leach-Bliley Act only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

     A financial holding company is essentially a bank holding company with significantly expanded powers. Under the Gramm-Leach-Bliley Act, among the activities that will be deemed "financial in nature" for financial holding companies are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, activities which the Federal Reserve Board determines to be closely related to banking, and certain merchant banking activities. The Federal Reserve Board has proposed permitting a number of additional financial activities, but we cannot predict whether any of these additional proposals will be adopted or the form any final rule will take.

     Effective September 21, 2001, we elected to become a financial holding company. As a financial holding company, we have very broad discretion to affiliate with securities firms and insurance companies, make merchant banking investments, and engage in other activities that the Federal Reserve Board has deemed financial in nature. Depending on the types of financial activities that we may engage in the future, under Gramm-Leach-Bliley's fractional regulation principles, we may become subject to supervision by additional government agencies.

     The election to be treated as a financial holding company increases our ability to offer financial products and services that historically we were either unable to provide or were only able to provide on a limited basis. As a result, we will face increased competition in the markets for any new financial products and services that we may offer. Likewise, although there have been relatively few mergers between banks and securities firms or banks and insurance firms since the enactment of the Gramm-Leach-Bliley Act, in the future an increased amount of consolidation among these firms could result in a growing number of large financial institutions that could compete aggressively with us.

     The Federal Reserve Board and the Secretary of the Treasury have promulgated regulations governing the scope of permissible merchant banking investments, which are those made under Section 4(k)(4)(H) of the Bank Holding Company Act. These regulations authorize a financial holding company, directly or indirectly as principal or on behalf of one or more persons, to acquire or control any amount of shares, assets or ownership interests of a company or other entity that is engaged in any activity not otherwise authorized for the financial holding company under Section 4 of the Bank Holding Company Act. Under the regulation, the types of ownership that may be acquired include shares, assets or ownership interests of a company or other entity including debt or equity securities, warrants, options, partnership interests, trust certificates or other instruments representing an ownership interest in a company or entity whether voting or nonvoting. The merchant banking investments may be made by the financial holding company or any of its subsidiaries, other than a depository institution or subsidiary of a depository institution. Before acquiring or controlling a merchant banking investment, a financial holding company must either be or have a securities affiliate registered under the Securities Exchange Act of 1934 or a qualified insurance affiliate. The regulation places restrictions on the ability of a financial holding company to become involved in the routine management or operation of any of its portfolio companies. The regulation also provides that a financial holding company may own or control shares, assets and ownership interests under the merchant banking provisions only for such period of time as to enable the sale or disposition on a reasonable basis consistent with the financial viability of the financial holding company's merchant banking investment activities. The regulation additionally includes special provisions governing the investment by a financial holding company in private equity funds.

     The Federal Reserve Board and other federal regulators have adopted rules that become effective April 1, 2002 that will establish special minimum regulatory capital requirements for equity investments in non-financial companies. Our current regulatory capital requirements are described in more detail below. The proposed rules apply symmetrically to equity investments of banks and bank holding companies and apply a series of marginal capital charges on covered equity investments that increase with the level of a banking organization's overall exposure to equity investments relative to the organization's Tier 1 Capital. Covered equity investments will be subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization's level of concentration in equity investments increases. The highest marginal charge specified in the final rules requires a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization's Tier 1 capital. Equity investments through small business investment companies will be exempt from the new charges to the extent such investments, in the aggregate, do not exceed 15 percent of the banking organization's Tier 1 capital. The new charges would not apply to individual investments made by banking organizations prior to March 13, 2000. Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.

     The regulators also reiterated their intent to apply heightened supervision to banking organizations as their level of concentration in equity investments increases.

Mergers and Acquisitions

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

     National Banking Associations. Banks that are organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency, or OCC. The OCC supervises, regulates and regularly examines the First National Bank of Abilene, First National Bank, Sweetwater, First Financial Bank, National Association, Cleburne, Eastland National Bank, San Angelo National Bank, Weatherford National Bank and First Financial Bank, National Association, Southlake and City National Bank, Mineral Wells. The OCC's supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act

o requires each national banking association to maintain reserves against deposits,

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

Deposit Insurance

     Each of our subsidiary banks is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions and generally does not exceed $100,000 per depositor. Our subsidiary banks must pay assessments to the FDIC under a risk-based assessment system for federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U.S. Treasury, the Federal Financing Bank and the Bank Insurance Fund member banks. As of December 31, 2001, the assessment rate for each of our subsidiary banks is at the lowest level risk-based premium available.

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

     Our subsidiary banks paid aggregate dividends of approximately $25.5 million in 2001 and approximately $21.0 million in 2000. Under the dividend restrictions discussed above, as of December 31, 2001, our subsidiary banks, without obtaining governmental approvals, could have declared in the aggregate additional dividends of approximately $18.3 million from retained net profits.

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

Affiliate Transactions

     The Federal Reserve Act and the FDIA restrict the extent to which we can borrow or otherwise obtain credit from, or engage in certain other transactions with, our depository subsidiaries. These laws regulate "covered transactions" between insured depository institutions and their subsidiaries, on the one hand, and their nondepository affiliates, on the other hand. "Covered transactions" include a loan or extension of credit to a nondepository affiliate, a purchase of securities issued by such an affiliate, a purchase of assets from such an affiliate (unless otherwise exempted by the Federal Reserve Board), an acceptance of securities issued by such an affiliate as collateral for a loan, and an issuance of a guarantee, acceptance, or letter of credit for the benefit of such an affiliate. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of "covered transactions" cannot exceed ten percent of the capital stock and the surplus of the insured depository institution; and (2) in the case of all affiliates, the aggregate amount of "covered transactions" cannot exceed twenty percent of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute "covered transactions" must be collateralized in prescribed amounts. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Finally, when we and our subsidiary banks conduct transactions internally among us, we are required to do so at arm's length. The Federal Reserve Board has proposed new regulations concerning covered transactions that attempt to clarify and expand the foregoing limitations. If they are adopted, we will be subject to additional limitations on these kinds of transactions.

Capital

     Bank Holding Companies and Financial Holding Companies. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and financial holding companies. The ratio of total capital to risk weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) must be a minimum of eight percent. At least half of the total capital is to be composed of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill, which is collectively referred to as Tier 1 Capital. The remainder of total capital may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill, core deposit intangibles and purchased mortgage servicing rights). As of December 31, 2001, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 17.10%; (2) Total Capital to Risk-Weighted Assets Ratio, 18.08%; and (3) Tier 1 Capital Leverage Ratio, 9.92%.

     Banks. The Federal Deposit Insurance  Corporation  Improvement Act of 1991,
or FDICIA established five capital tiers with respect to depository institutions: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a "well-capitalized" institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be "adequately capitalized," it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be "undercapitalized," it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be "significantly undercapitalized," it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be "critically undercapitalized," it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take "prompt corrective action" against depository institutions that do not meet minimum capital requirements. Under current regulations, we were "well capitalized" as of December 31, 2001.

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

     In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Texas Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank's business, its total revenue, and the bank's total assets. As of December 31, 2001, all of our Texas-chartered banks exceeded the minimum ratios applied to them.

Our Support of Our Subsidiary Banks

     Under Federal Reserve Board policy, we are expected to commit resources to act as a source of strength to support each of our subsidiary banks. This support may be required at times when, absent such Federal Reserve Board policy, we would not otherwise be required to provide it. In addition, any loans we make to our subsidiary banks would be subordinate in right of payment to deposits and to other indebtedness of our banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and be subject to a priority of payment.

     Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require the bank's shareholders to pay the deficiency on a pro-rata basis. If any shareholder refuses to pay the pro-rata assessment after three months notice, then the bank's board of directors must sell an appropriate amount of the shareholder's stock at a public auction to make up the deficiency. To the extent necessary, if a deficiency in capital still exist and the bank refuses to go into liquidation, then a receiver may be appointed to wind up the bank's affairs. Additionally, under the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default) our other banking subsidiaries may be assessed for the FDIC's loss.

Interstate Banking and Branching Act

     Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or Riegle-Neal Act, a bank holding company or financial holding company is able to acquire banks in states other than its home state. The Riegle-Neal Act also authorized banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Furthermore, pursuant to this act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit it to do so. Accordingly, both the OCC and the Texas Banking Department are presently accepting applications for interstate merger and branching transactions, subject to certain limitations on ages of the banks to be acquired and the total amount of deposits within the state a bank or financial holding company may control. Since our primary service area is Texas, these developments are not expected to have any material impact on our growth strategy. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets.

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

Reporting Suspicious Activity

     Under the Bank Secrecy Act, IRS rules and other regulations, we are required to monitor and report unusual or suspicious account activity as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. Due to the tragic events of September 11, 2001, Congress and the bank regulators have focused their attention on banks' monitoring and reporting of suspicious activities. Additionally, Congress and the bank regulators have proposed, adopted or passed a number of new laws and regulations that may increase our reporting responsibilities. We continue to monitor these developments as part of our efforts to comply with applicable law.

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

     Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies are required to establish appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. The agencies have in fact adopted final rules, and among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

     Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a consumer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about consumers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit, or transaction accounts to any nonaffiliated third party for use in marketing.

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

Enforcement Powers of Federal Banking Agencies

     The Federal Reserve and other state and federal banking agencies and regulators have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fees and other civil and criminal penalties and appoint a conservator or receiver. Our failure to comply with applicable laws, regulations and other regulatory pronouncements could subject us, as well as our officers and directors, to administrative sanctions and potentially substantial civil penalties.

Available Information

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

ITEM 2.       PROPERTIES

     Our principal office is located in the First National Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in a building owned by First National Bank of Abilene. The lease for approximately 2,300 square feet of space expires December 31, 2004. The lease for approximately 1,100 square feet of space expires May 31, 2006. Our subsidiary banks collectively own 28 banking facilities, some of which are detached drive-ins, and they also lease five banking facilities. Our management considers all of our existing locations to be quality facilities and well-suited for conducting the business of banking. We believe that our existing facilities are adequate to meet our requirements and our subsidiary banks' requirements for the foreseeable future.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     Our common stock, par value $10.00 per share, is traded on the Nasdaq Stock Market under the trading symbol FFIN. See "Item 8--Financial Statements and Supplementary Data--Quarterly Financial Data" for the high, low and closing sales prices as reported by the Nasdaq Stock Market for our common stock for the periods indicated. As of February 1, 2002, we had 1,635 shareholders of record.

     See "Item 8--Financial Statements and Supplementary Data--Quarterly Financial Data" for the frequency and amount of cash dividends paid by us. Also, see "Item 7--Parent Company Funding" for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

ITEM 6.       SELECTED FINANCIAL DATA

     The selected financial data presented below as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 , have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. The amounts related to shares of our common stock have been adjusted to give effect to all stock dividends and stock splits. This discussion incorporated information required to be disclosed by the Securities and Exchange Commissions' Industry Guide 3, "Statistical Disclosure by Bank Holding Companies."


                                                                      Year Ended December 31,
                                                --------------------------------------------------------------------
                                                   2001           2000          1999          1998           1997
                                                ----------     ----------    ----------    ----------     ----------
                                                               (in thousands, except per share data)
Summary Income Statement Information:
  Interest income                               $  116,473     $  117,950    $  110,013    $  111,868     $  101,474
  Interest expense                                  44,834         48,829        43,338        46,292         41,735
                                                ----------     ----------    ----------    ----------     ----------
  Net interest income                               71,639         69,121        66,675        65,576         59,739
  Provision for loan losses                          1,964          2,398         2,031         1,140          1,114
  Noninterest income                                27,579         25,947        24,484        22,351         19,486
  Noninterest expense                               55,072         51,692        51,934        52,422         46,522
                                                ----------     ----------    ----------    ----------     ----------
  Earnings before income taxes                      42,182         40,978        37,194        34,365         31,589
  Income tax expense                                12,827         12,662        11,504        11,111         10,563
                                                ----------     ----------    ----------    ----------     ----------
  Net earnings                                  $   29,355     $   28,316    $   25,690    $   23,254     $   21,026
                                                ==========     ==========    ==========    ==========     ==========
Per Share Data:
  Net earnings per share                        $     2.38     $     2.28    $    2.06     $     1.87     $     1.70
  Net earnings per share, assuming dilution           2.37           2.27         2.05           1.86           1.69
  Cash dividends declared                             1.16           1.03          .90            .80           0.71
  Book value at period-end                           17.32          15.92        14.33          13.62          12.46
Earnings performance ratios:
  Return on average assets                            1.62%          1.67%        1.53%          1.44%          1.46%
  Return on average equity                           14.35          15.39        14.84          14.51          14.37
Summary Balance Sheet Data (Period-end):
  Investment in securities                      $  721,694     $  654,253    $  656,218    $  625,891     $  616,018
  Loans                                            940,131        859,271       797,275       779,544        743,456
  Total assets                                   1,929,694      1,753,814     1,723,369     1,686,647      1,657,044
  Deposits                                       1,685,163      1,519,874     1,524,704     1,504,856      1,488,709
  Total liabilities                              1,716,040      1,557,693     1,544,706     1,517,198      1,502,583
  Total shareholders' equity                       213,654        196,121       178,663       169,449        154,461
Asset quality ratios:
  Allowance for loan losses/period-end loans          1.13%          1.15%        1.12%          1.15%          1.43%
  Nonperforming assets/period-end loans plus
     foreclosed assets                                0.51           0.48         0.26           0.41           0.68
  Net charge offs/average loans                       0.18           0.18         0.27           0.36           0.26
Capital ratios:
  Average shareholders' equity/average assets        11.29%         10.86%       10.30%          9.89%         10.16%
  Leverage ratio (1)                                  9.92          10.40         9.62           9.02           8.28
  Tier 1 risk-based capital (2)                      17.10          17.75        17.19          16.03          14.76
  Total risk-based capital (3)                       18.08          18.74        18.13          17.01          15.95
  Dividend payout ratio                              48.94          45.23        43.64          41.66          41.24

---------------------------------------------------------------------------------------------------------------------

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



ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Introduction

     Management's discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2001 and 2000, and statements of earnings for the years 1999 through 2001 should be reviewed in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K. All amounts and prices related to our common stock have been adjusted to give effect to all stock splits and stock dividends.

     On July 3, 2001, we acquired City Bancshares, Inc. and its subsidiary City National Bank, Mineral Wells, Texas for $16.5 million in cash. The results of City National Bank are included in our consolidated financial statements beginning July 1, 2001 and may to some extent affect the comparisons to prior period amounts.

Results of Operations

     Performance Summary. Net earnings for 2001 were $29.4 million, an increase of $1.1 million, or 3.7%, over net earnings for 2000 of $28.3 million. Net earnings for 1999 were $25.7 million. The increase in net earnings for 2001 was primarily attributable to an increase in net interest income resulting primarily from the growth in average earning assets and an increase in noninterest income resulting primarily from increases in service fees on deposit accounts and real estate mortgage fees. The increase in net earnings for 2000 was primarily attributable to an increase in net interest income resulting primarily from the growth in average earning assets and an increase in noninterest income resulting primarily from an increase in service fees on deposit accounts and gain on securities transactions.

     On a per share basis, net earnings were $2.38 for 2001 as compared to $2.28 for 2000 and $2.06 for 1999. Return on average assets was 1.62% for 2001 as compared to 1.67% for 2000 and 1.53% for 1999. Return on average equity was
14.35 for 2001 as compared to 15.39% for 2000 and 14.84% for 1999.

     Net Interest Income. Net interest income is the difference between interest income on earning assets and the interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and securities. Our liabilities to fund those assets consist primarily of interest-bearing deposits. Tax-equivalent net interest income was $74.8 million in 2001 as compared to $71.9 million in 2000 and $69.0 million in 1999. These increases were primarily due to growth in the volume of earning assets. Average earning assets were $1.653 billion in 2001, as compared to $1.538 billion in 2000, which were $18.6 million higher than 1999. The 2001 increase is attributable to higher average Federal funds sold which increased $25.9 million, and higher average loans, which increased $80.0 million. The 2000 increase was due primarily to an increase in average tax-exempt investment securities, which were up $16.0 million and higher average loans, which were up $38.3 million. Table 1 allocates the increases in tax-equivalent net interest income for 2001 and 2000 between the amount of increase attributable to volume and rate.


   Table 1 -- Changes in Interest Income and Interest Expense (in thousands):

                                               2001 Compared to 2000                     2000 Compared to 1999
                                       ---------------------------------------    -----------------------------------
                                        Change Attributable to                    Change Attributable to
                                       -------------------------     Total        ----------------------     Total
                                         Volume         Rate         Change        Volume        Rate        Change
                                       ----------    -----------   -----------    ---------    ---------    ---------
Short-term investments..........       $    1,789    $   (1,726)   $       63     $  (1,974)   $     646    $  (1,328)
Taxable investment securities...             (233)       (1,154)       (1,387)          246        1,289        1,535
Tax-exempt investment securities(1)           707           106           813         1,032          315        1,347
Loans (1).......................            7,404        (7,993)         (589)        3,384        3,459        6,843
                                       ----------    -----------   -----------    ---------    ---------    ---------
    Interest income.............            9,667       (10,767)       (1,100)        2,688        5,709        8,397

Interest-bearing deposits.......            2,688        (6,455)       (3,767)         (394)       5,012        4,618
Short-term borrowings...........              481          (709)         (228)          613          261          874
                                       ----------    -----------   -----------    ---------    ---------    ---------
    Interest expense............            3,169        (7,164)       (3,995)          219        5,273        5,492
                                       ----------    -----------   -----------    ---------    ---------    ---------
    Net interest income.........       $    6,498    $   (3,603)   $    2,895     $   2,469    $     436    $   2,905
                                       ==========    ===========   ==========     =========    =========    =========
---------------

(1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.


     The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets is illustrated below in Table 2 for the years 1999 through 2001. During 2001 as the prime rate declined from 9.50% to 4.75%, our earning assets re-priced in advance of interest bearing deposits which resulted in a decrease in the net interest margin to 4.52% from 4.68% for 2000. In 2000, the net interest margin amounted to 4.68% as compared to 4.54% for 1999. The improved net interest margin in 2000 resulted primarily from an increase in average loans which were funded through a reduction in lower yielding Federal funds sold.


     Table 2 -- Average Balances and Average Yields and Rates (in thousands, except percentages):

                                            2001                         2000                         1999
                                 --------------------------  ---------------------------  ---------------------------
                                  Average    Income/  Yield/   Average    Income/  Yield/   Average    Income/  Yield/
                                  Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense   Rate
                                 ---------  ---------  ----  ----------  ---------  ----  ----------  ---------  ----
Assets
  Short-term investments.....   $   76,424  $   3,211  4.04% $   50,538  $   3,148  6.23% $    90,38  $   4,476  4.95%
  Taxable investment securities    540,771     32,170  5.95     544,546     33,557  6.16     540,402     32,022  5.93
  Tax-exempt investment
   securities (1)............      135,620      9,202  6.79     125,072      8,389  6.71     109,079      7,042  6.46
  Loans (1)(2)...............      897,616     75,063  8.36     817,603     75,652  9.25      779,28     68,809  8.83
                                 ---------  ---------        ----------  ---------        ----------  ---------
   Total earning assets......    1,653,431    119,646  7.24   1,537,759    120,746  7.85   1,519,147    112,349  7.40
  Cash and due from banks....       80,032                       77,727                       80,689
  Bank premises and equipment       40,903                       40,400                       41,285
  Other assets...............       17,693                       28,212                       27,478
  Goodwill, net..............       29,178                       19,335                       21,056
  Allowance for loan losses..      (10,107)                      (9,420)                      (9,016)
                                ----------                   ----------                   ----------
   Total assets..............   $1,811,130                   $1,694,013                   $1,680,639
                                ==========                   ==========                   ==========
Liabilities and Shareholders'
   Equity
  Interest-bearing deposits..   $1,226,560  $  43,971  3.58% $1,161,175  $  47,738  4.11% $1,171,892  $  43,120  3.68%
  Short-term borrowings......       25,392        863  3.40      17,621      1,091  6.19       4,607        217  4.71
                                ----------  ---------        ----------  ---------        ----------  ---------
   Total interest-bearing
    liabilities..............    1,251,952     44,834  3.58   1,178,796     48,829  4.14   1,176,499     43,337  3.68
                                            ---------                    ---------                    ---------
  Noninterest-bearing deposits     339,800                      317,659                      318,399
  Other liabilities..........       14,861                       13,529                       12,299
                                ----------                   ----------                   ----------
   Total liabilities.........    1,606,613                    1,509,984                    1,507,497
Shareholders' equity.........      204,517                      184,029                      173,142
                                ----------                   ----------                   ----------
  Total liabilities and
   shareholders' equity......   $1,811,130                   $1,694,013                   $1,680,639
                                ==========                   ==========                   ==========
Net interest income..........               $  74,812                    $  71,917                    $  69,012
                                            =========                    =========                    =========
Rate Analysis:
  Interest income/earning
   assets....................                          7.24%                        7.85%                        7.40%
  Interest expense/earning
   assets....................                          2.71                         3.18                         2.85
                                                       ----                         ----                         ----
   Net yield on earning assets                         4.52%                        4.68%                        4.54%
                                                       ====                         ====                         ====
---------------

(1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)  Nonaccrual loans are included in loans.


     Noninterest  Income.  Noninterest  income  for 2001 was $27.6  million,  an increase of $1.6 million, or 6.3%, as compared to 2000. The increase is primarily a result of (i) an increase in trust fees of $397 thousand due primarily to growth in trust assets; (ii) an increase in service on deposit accounts of $669 thousand which reflects growth in number of accounts and transactions processed; (iii) an increase in real estate mortgage fees of $588 which reflects the increase in mortgage originations and refinancing transactions generated by lower mortgage rates in 2001.

     Noninterest income for 2000 was $25.9 million, an increase of $1.5 million, or 6.0%, as compared to 1999. This increase was primarily a result of (i) an increase in trust fees of $396 thousand due primarily to growth in trust assets;
(ii) an increase in service fees on deposit accounts of $752 thousand which reflects growth in both the number of accounts and transactions; and (iii) an increase in net gain on securities transactions. Table 3 provides comparisons for other categories of noninterest income.


     Table 3 -- Noninterest Income (in thousands):

                                                                  Increase                   Increase
                                                      2001       (Decrease)      2000       (Decrease)        1999
                                                   ----------    ----------    ----------   ----------     ----------
Trust fees...................................      $    5,891    $      397    $    5,494   $      396     $    5,098
Service fees on deposit accounts.............          14,743           669        14,074          752         13,322
Real estate mortgage fees....................           1,610           588         1,022         (269)         1,291
Net securities gains (losses)................              68          (462)          530          530              -
ATM fees.....................................           1,941           387         1,554          313          1,241
Other:
  Mastercard fees............................             954           124           830           21            809
  Miscellaneous income.......................             803          (110)          913          148            765
  Safe deposit rental fees...................             394            (1)          395            3            392
  Exchange fees..............................             185           (39)          224          (32)           256
  Credit life fees...........................             216           (21)          237          (47)           284
  Data processing fees.......................             261           113           148          (69)           217
  Brokerage commissions......................             294            42           252           (2)           254
  Gain on sale of bank premises and equipment               1            (3)            4         (254)           258
  Interest on loan recoveries................             218           (52)          270          (27)           297
                                                   ----------    ----------    ----------   ----------     ----------
     Total other.............................           3,326            53         3,273         (259)         3,532
                                                   ----------    ----------    ----------   ----------     ----------
  Total Noninterest Income...................      $   27,579    $    1,632    $   25,947   $    1,463     $   24,484
                                                   ==========    ==========    ==========   ==========     ==========


     Noninterest Expense. Total noninterest expense for 2001 was $55.1 million, an increase of $3.4 million, or 6.5%, as compared to 2000. The acquisition of City Bancshares completed July 3, 2001 accounted for $1.2 million of the increase when compared to the prior year. Noninterest expense for 2000 amounted to $51.7 million, a decrease of $241 thousand as compared to 1999. An important measure in determining whether a banking company effectively managed noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Our efficiency ratios were 53.82% for 2001, 53.11% for 2000, and 55.55% for 1999.

     Salaries and employee benefits totaled $28.7 million, an increase of $1.6 million, or 5.9%, as compared to 2000. The expense associated with employees added through acquisition accounted for $642 thousand of the increase. Net occupancy and equipment expense in aggregate for 2001 increased $710 thousand and resulted primarily from higher utilities and repairs and maintenance expense. Other professional and service fees increased $302 thousand and resulted primarily from; (i) executive search fees; (ii) leasehold improvement design fees; and (iii) fees related to technology systems conversions for the acquisition of City Bancshares. Printing, stationery, and supplies expense for 2001 increased $202 thousand as compared to 2000 and reflects expense related to the printing of additional customer disclosures and supplies related to implementation of check imaging at a number of our subsidiary banks.

     Salaries and employee benefits for 2000 totaled $27.1 million, an increase of $132 thousand as compared to 1999. Net occupancy and equipment expense in the aggregate for 2000 decreased by $193 thousand and resulted primarily from lower depreciation. Printing, stationery, and supplies expense for 2000 decreased $296 thousand and resulted primarily from the initial benefit of our implementation of a company-wide procurement program provided through an outside vendor. Credit card fees for 2000 decreased $140 thousand and resulted primarily from the termination of our cardholder credit card product at First National Bank of Abilene.


     Table 4 -- Noninterest Expense (in thousands):

                                                                  Increase                   Increase
                                                      2001       (Decrease)      2000       (Decrease)        1999
                                                   ----------    ----------    ----------   ----------     ----------
Salaries.....................................      $   22,380    $    1,417    $   20,963   $       78     $   20,885
Medical and other benefits...................           2,741            77         2,664          276          2,388
Profit sharing...............................           1,858           (16)        1,874         (237)         2,111
Payroll taxes................................           1,706           130         1,576           15          1,561
                                                   ----------    ----------    ----------   ----------     ----------
  Total salaries and employee benefits.......          28,685         1,608        27,077          132         26,945

Net occupancy expense........................           3,996           433         3,563         (256)         3,819
Equipment expense............................           4,458           277         4,181           63          4,118
Goodwill amortization........................           1,641             -         1,641            -          1,641

Other:
  Data processing and operation fees.........           1,116          (147)        1,263           88          1,175
  Postage....................................           1,174           128         1,046          (57)         1,103
  Printing, stationery and supplies..........           1,084           202           882         (296)         1,178
  Advertising................................           1,105            51         1,054           13          1,041
  Correspondent bank service charges.........           1,329            67         1,262           19          1,243
  ATM expense................................           1,095           145           950          (10)           960
  Credit card fees...........................             669            65           604         (140)           744
  Telephone..................................             878           124           754           84            670
  Public relations and business development..             715            12           703          101            602
  Directors' fees............................             486            33           453           (8)           461
  Audit and accounting fees..................             746            80           666           44            622
  Legal fees.................................             333            54           279          (82)           361
  Other professional and service fees........             833           302           531          105            426
  Regulatory exam fees.......................             443            19           424           39            385
  Franchise tax..............................             236           (25)          261          (96)           357
  Courier expense............................             549           101           448           64            384
  Other miscellaneous........................           3,501          (149)        3,650          (48)         3,698
                                                   ----------    -----------   ----------   ----------     ----------
     Total other.............................          16,292         1,062        15,230         (180)        15,410
                                                   ----------    ----------    ----------   ----------     ----------
Total Noninterest Expense....................      $   55,072    $    3,380    $   51,692   $     (241)    $   51,933
                                                   ==========    ==========    ==========   ==========     ==========


     Income Taxes. Income tax expense was $12.8 million for 2001 as compared to $12.7 million for 2000 and $11.5 million for 1999. Our effective tax rates on pretax income were 30.4%, 30.9% and 30.9%, respectively, for the years 2001, 2000 and 1999.

Balance Sheet Review

     Loans. The loan portfolio is comprised of loans made to businesses, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate mortgage loans. As of December 31, 2001, total loans were $940.1 million, an increase of $80.8 million, or 9.4%, as compared to December 31, 2000. The 2001 acquisition accounted for $48.8 million of the growth in total loans when compared to year-end 2000 total loans. As compared to year-end 2000, real estate loans and commercial loans increased $66.0 million and $17.0 million, respectively. The modest decrease in consumer loans during 2001 reflects our continued reduction in the volume of indirect automobile loans. Loans averaged $897.6 million during 2001, an increase of $80.3 million over the prior year average.


     Table 5 -- Composition of Loans (in thousands):


                                                                        December 31,
                                               ---------------------------------------------------------------
                                                  2001          2000         1999          1998         1997
                                               ---------     ---------    ---------     ---------     --------
Commercial, financial and agricultural.....    $ 312,053     $ 295,032    $ 297,966     $ 278,647     $286,630
Real estate-- construction.................       47,173        40,610       43,039        36,721       34,100
Real estate-- mortgage.....................      350,382       290,920      208,895       198,447      177,658
Consumer...................................      230,523       232,709      247,375       265,729      245,068
                                               ---------     ---------    ---------     ---------     --------
                                               $ 940,131     $ 859,271    $ 797,275     $ 779,544     $743,456
                                               =========     =========    =========     =========     ========



     Table 6 -- Maturity Distribution and Interest Sensitivity of Loans at
                December 31, 2001 (in thousands):

     The following tables summarize maturity and yield information for the commercial, financial, and agricultural and real estate construction portion of the loan portfolio as of December 31, 2001:

                                                                After One
                                                                  Year
                                              One Year           Through          After Five
                                              or less          Five Years           Years            Total
                                            -------------     -------------      -----------       -----------
Commercial, financial, and agricultural     $     214,056     $      78,671      $    19,326       $   312,053
Real estate-- construction...........              37,957             9,216                -            47,173
                                            -------------     -------------      -----------       -----------
                                            $     252,013     $      87,887      $    19,326       $   359,226
                                            =============     =============      ===========       ===========



                                                                 Maturities
                                                               After One Year
                                                                 -----------
     Loans with fixed interest rates....................         $    57,200
     Loans with floating or adjustable interest rates...              50,013
                                                                 -----------
                                                                 $   107,213



     Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which consist of nonperforming loans and foreclosed assets, were $4.8 million at December 31, 2001, as compared to $4.1 million at December 31, 2000 and $2.1 million at December 31, 1999. As a percent of loans and foreclosed assets, nonperforming assets were 0.51% at December 31, 2001, as compared to 0.48% at December 31, 2000 and 0.26% at December 31, 1999. Management considers the level of nonperforming assets to be manageable and is not aware of any material classified credit not properly disclosed as nonperforming at December 31, 2001.


     Table 7 -- Nonperforming Assets (in thousands, except percentages):

                                                                            At December 31,
                                                   -----------------------------------------------------------------
                                                      2001          2000         1999          1998          1997
                                                   ----------    ----------    ---------    ----------     ---------
Nonaccrual loans.............................      $    3,727    $    3,512    $   1,389    $    2,717     $   3,668
Loans  still  accruing  and  past
     due 90 days or more.....................              66            34           63            67           134
Restructured loans...........................               -             -            -             -           358
                                                   ----------    ----------    ---------    ----------     ---------
     Nonperforming loans.....................           3,793         3,546        1,452         2,784         4,160
Foreclosed assets............................           1,031           546          637           385           936
                                                   ----------    ----------    ---------    ----------     ---------
     Total nonperforming assets..............      $    4,824    $    4,092    $   2,089    $    3,169     $   5,096
                                                   ==========    ==========    =========    ==========     =========
As a % of loans and foreclosed assets........           0.51%         0.48%        0.26%          .41%         0.68%


     Provision and Allowance for Loan Losses. The allowance for loan losses is the amount deemed by management as of a specific date to be adequate to provide for possible losses on loans that may become uncollectible. Management determines the allowance and the required provision expense by reviewing general loss experiences and the performances of specific credits. The provision for loan losses was $1.9 million for 2001 as compared to $2.4 million for 2000 and $2.0 million for 1999. As a percent of average loans, net loan charge-offs were 0.18% during 2001, 0.18% during 2000 and 0.27% during 1999. The allowance for loan losses as a percent of loans was 1.13% as of December 31, 2001, as compared to 1.15% as of December 31, 2000. Management anticipates that the ratio of allowance for loan losses to loans will remain above 1% in future periods. A key indicator of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans, which consist of nonaccrual loans, loans past due 90 days, and restructured loans. This ratio for the past five years is disclosed in the following Table 8. Table 9 provides an allocation of the allowance for loan losses based on loan type and the percent of total loans that each major loan type represents. Other than the loan types presented in Table 9, we had no loans outstanding at December 31, 2001that represented more than 10% of total loans.

     Although we believe that we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgement of information available to them at the time of their examination.


     Table 8 -- Loan Loss Experience and Allowance for Loan Losses (in
                thousands, except percentages):

                                                             2001         2000        1999        1998        1997
                                                           ---------    ---------   ---------   ---------   ---------
Balance at January 1,.................................     $   9,888    $   8,938   $   8,988   $  10,632   $   9,797
Allowance established from purchase acquisitions......           407            -           -           -       1,444
                                                           ---------    ---------   ---------   ---------   ---------
                                                              10,295        8,938       8,988      10,632      11,241
Charge-offs:
  Commercial, financial and agricultural..............         1,094          950       1,038       1,267         836
  Consumer............................................         1,498        1,998       2,747       2,786       2,127
  All other...........................................            33           45          36         106         164
                                                           ---------    ---------   ---------   ---------   ---------
Total loans charged off...............................         2,625        2,993       3,821       4,159       3,127

Recoveries:
  Commercial, financial and agricultural..............           269          391         632         532         726
  Consumer............................................           688          855         936         811         643
  All other...........................................            11          299         172          32          35
                                                           ---------    ---------   ---------   ---------   ---------
Total recoveries......................................           968        1,545       1,740       1,375       1,404
                                                           ---------    ---------   ---------   ---------   ---------

Net charge-offs.......................................         1,657        1,448       2,081       2,784       1,723
Provision for loan losses.............................         1,964        2,398       2,031       1,140       1,114
                                                           ---------    ---------   ---------   ---------   ---------
Balance at December 31,...............................     $  10,602    $   9,888   $   8,938   $   8,988   $  10,632
                                                           =========    =========   =========   =========   =========

Loans at year-end.....................................     $ 940,131    $ 859,271   $ 797,275   $ 779,544   $ 743,456
Average loans.........................................       897,616      817,603     779,283     770,183     657,325

Net charge-offs/average loans.........................         0.18%        0.18%       0.27%       0.36%       0.26%
Allowance for loan losses/year-end loans..............         1.13         1.15        1.12        1.15        1.43
Allowance for loan losses/nonperforming loans.........       279.51       278.85      615.55      322.84      255.58



     Table 9 -- Allocation of Allowance for Loan Losses (in thousands):

                                                      2001         2000          1999          1998          1997
                                                    ---------    ---------    ----------    ----------     ---------
                                                   Allocation   Allocation    Allocation    Allocation    Allocation
                                                     Amount       Amount        Amount        Amount        Amount
                                                    ---------    ---------    ----------    ----------     ---------
Commercial, financial and agricultural........      $   4,966    $   3,394    $    3,340    $    3,213     $   4,099
Real estate-- construction....................            415          468           483           423           488
Real estate-- mortgage........................          2,710        3,348         2,342         2,288         2,541
Consumer......................................          2,511        2,678         2,773         3,064         3,504
                                                    ---------    ---------    ----------    ----------     ---------
    Total.....................................      $  10,602    $   9,888    $    8,938    $    8,988     $  10,632
                                                    =========    =========    ==========    ==========     =========



     Percent of Total Loans:

                                                              2001         2000        1999        1998        1997
                                                            --------     --------    --------    --------    --------
Commercial, financial and agricultural................        33.19%       34.33%      37.37%      35.74%      38.55%
Real estate-- construction............................         5.02         4.73        5.40        4.71        4.59
Real estate-- mortgage................................        37.27        33.86       26.20       25.46       23.90
Consumer..............................................        24.52        27.08       31.03       34.09       32.96


     Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans that are deemed to be potential problems. Potential problem loans are those loans that are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $1.2 million as of December 31, 2001.


     Investment Securities. Investment securities totaled $721.7 million as of December 31, 2001, as compared to $654.3 million at December 31, 2000 and $656.2 million at December 31, 1999. At December 31, 2001, securities with an amortized cost of $290.7 million were classified as securities held-to-maturity and securities with a market value of $431.0 million were classified as securities available-for-sale. As compared to December 31, 2000, the portfolio at December 31, 2001, reflected (i) a decrease of $97.8 million in U.S. Treasury and U.S. Government corporations and agencies securities; (ii) an increase of $16.8 million in tax-exempt obligations of states and political subdivisions; (iii) a $6.6 million increase in other securities, primarily corporate bonds; and (iv) a $141.8 million increase in mortgage-backed securities. As compared to December 31, 1999, the portfolio at December 31, 2000 reflected (i) a decrease of $33.8 million in U.S. Treasury and U.S. Government corporations and agency securities;
(ii) an increase of $6.9 million in tax-exempt obligations of states and political subdivisions; (iii) an $8.1 million increase in other securities, primarily corporate bonds; and (iv) a $16.9 million increase in mortgage-backed securities. The overall portfolio yield of 6.06% at the end of 2001 was down from the prior year-end yield of 6.40%. The overall portfolio yield of 6.40% at the end of 2000 was up from the prior end yield of 6.15%. We did not hold any collateralized mortgage obligations that entail higher risks than standard mortgage-backed securities or structured notes. See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2001 and 2000.


    Table 10 -- Maturities and Yields of Investment Securities Held December 31,
                2001 (in thousands, except percentages):

                                                                      Maturing
                               ------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                   One Year          Through          Through            After
                                   or Less         Five Years        Ten Years         Ten Years          Total
                               --------------    --------------   --------------    --------------   --------------
Held-to-Maturity:               Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield   Amount   Yield
----------------               -------   ----    --------  ----   -------   ----    -------   ----   --------  ----
U.S. Treasury obligations..    $ 1,004   5.36%   $  1,005  5.39%        -      -%   $     -      -%  $  2,009  5.38%
Obligations of U.S.
   Government corporations
     and agencies..........     55,352   5.72     109,613  5.60         -      -          -      -    164,965  5.64
Obligations of states and
   political subdivisions..     19,671   6.21      34,666  6.51    14,115   7.84      7,507   7.73     75,959  6.80
Other securities...........          4      -         498  6.18         -      -          -      -        502  6.13
Mortgage-backed securities.      2,813   6.20      36,621  6.79     4,098   6.42      3,708   7.28     47,240  6.76
                               -------   ----    --------  ----   -------   ----    -------   ----   --------  ----
   Total...................    $78,844   5.86%   $182,403  5.99%  $18,213   7.52%   $11,215   7.58%  $290,675  6.12%
                               =======   ====    ========  ====   =======   ====    =======   ====   ========  ====



                                                                      Maturing
                               ------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                   One Year          Through          Through            After
                                   or Less         Five Years        Ten Years         Ten Years          Total
                               --------------    --------------   --------------    --------------   --------------
Available-for-Sale:             Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield   Amount   Yield
------------------             -------   ----    --------  ----   -------   ----    -------   ----   --------  ----
U.S. Treasury obligations..    $ 1,018   6.40%   $      -     -%  $     -      -%   $     -      -%  $  1,018  6.40%
Obligations of U.S.
   Government corporations
     and agencies..........     14,506   6.03      74,399  5.12         -      -          -      -     88,905  5.27
Obligations of states and
   political subdivisions..      1,580   6.18      11,938  6.82    29,585   7.75     39,748   7.07     82,851  7.26
Other securities...........     12,035   5.99      46,618  6.32         -      -      2,876   5.97     61,529  6.24
Mortgage-backed securities.     18,836   5.83     143,684  5.77    23,049   5.72     11,147   5.61    196,716  5.76
                               -------   ----    --------  ----   -------   ----    -------   ----   --------  ----
   Total...................    $47,975   5.95%   $276,639  5.73%  $52,634   6.86%   $53,771   6.70%  $431,019  6.02%
                               =======   ====    ========  ====   =======   ====    =======   ====   ========  ====



                                                                      Maturing
                               ------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                   One Year          Through          Through            After
                                   or Less         Five Years        Ten Years         Ten Years          Total
                               --------------    --------------   --------------    --------------   --------------
Total Investment Securities:    Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield   Amount   Yield
---------------------------    --------  ----    --------  ----   -------   ----    -------   ----   --------  ----
U.S. Treasury obligations..    $  2,022  5.88%   $  1,005  5.39%  $     -      -%   $     -      -%  $  3,027  5.72%
Obligations of U.S.
   Government corporations
     and agencies..........      69,858  5.79     184,012  5.40         -      -          -      -    253,870  5.51
Obligations of states and
   political subdivisions..      21,251  6.21      46,604  6.59    43,700   7.78     47,255   7.17    158,810  7.04
Other securities...........      12,039  5.99      47,116  6.32         -      -      2,876   5.97     62,031  6.24
Mortgage-backed securities.      21,649  5.87     180,305  5.98    27,147   5.83     14,855   6.02    243,956  5.96
                               --------  ----    --------  ----   -------   ----    -------   ----   --------  ----
   Total...................    $126,819  5.89%   $459,042  5.84%  $70,847   7.03%   $64,986   6.86%  $721,694  6.06%
                               ========  ====    ========  ====   =======   ====    =======   ====   ========  ====


     Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $1.685 billion as of December 31, 2001, as compared to $1.519 billion as of December 31, 2000 and $1.520 billion as of December 31, 1999. The 2001 acquisition accounted for $82 million of the total $166 million increase in total deposits at December 31, 2001 as compared to December 31, 2000. The modest decrease in deposits at December 31, 2000 as compared the prior year-end amount resulted primarily from the movement of approximately $16.5 million of deposits into repurchase agreements. Table 11 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100 thousand or more.

    Table 11 -- Composition of Average Deposits and Remaining Maturity of Time
                Deposits of $100,000 or More (in thousands, except percentages):


                                                2001                        2000                       1999
                                       ----------------------      -----------------------     --------------------
                                         Average       Average       Average        Average     Average      Average
                                         Balance         Rate        Balance          Rate      Balance        Rate
                                       ----------        ----      ----------         ----     ---------       ----
Noninterest-bearing deposits....       $  339,800           -      $  317,659            -     $ 318,399          -
Interest-bearing deposits
   Interest-bearing checking....          279,585        1.43%        252,281         1.59%      248,516       1.43%
   Savings and money market
     accounts...................          366,412        2.58         374,396         3.93       379,075       3.42
   Time deposits under $100,000.          384,576        5.30         370,093         5.29       378,528       4.88
   Time deposits of $100,000 or
     more.......................          195,987        5.19         164,405         5.74       165,773       4.91
                                       ----------        ----      ----------         ----     ---------       ----
   Total interest-bearing deposits      1,226,560        3.58%      1,161,175         4.11%    1,171,892       3.68%
                                       ----------                  ----------                  ---------
Total average deposits..........       $1,566,360                  $1,478,834                 $1,490,291
                                       ==========                  ==========                 ==========


                                                             December 31, 2001
                                                             -----------------
     Three months or less...............................         $    82,987
     Over three through six months......................              47,547
     Over six through twelve months.....................              52,373
     Over twelve months.................................              13,998
                                                                 -----------
       Total time deposits of $100,000 or more..........         $   196,905
                                                                 ===========

Capital Resources

     Total shareholders' equity was $213.7 million, or 11.07% of total assets, at December 31, 2001, as compared to $196.1 million, or 11.18% of total assets, at December 31, 2000. During 2001, total shareholders' equity averaged $204.5 million, or 11.29% of average assets, as compared to $184.0 million, or 10.86% of average assets, during 2000. Under our stock buy back program we purchased 9,900 shares at an average cost per share of $31.82 (12,375 shares at $25.45 per share after adjustment for the 25% stock dividend issued on June 1, 2001).

     Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders' equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of December 31, 2001, our total risk-based and leverage ratios were 18.08% and 9.92%, respectively, as compared to total risk-based and leverage ratios of 18.74% and 10.40% as of December 31, 2000. By all measurements our capital ratios remain above regulatory minimums and industry averages.

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

     Each of our subsidiary banks has an asset/liability committee that monitors interest rate risk and compliance with investment policies. Each subsidiary bank tracks interest rate risk by, among other things, interest-sensitivity gap and simulation analysis. Table 12 sets forth the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2001, and sets forth the repricing dates of our consolidated interest-earning assets and interest-bearing liabilities as of that date, as well as our projected consolidated interest rate sensitivity gap percentages for the periods presented. The table is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment. These assumptions are estimates made by management. Assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on our consolidated net interest income.


     Table 12 -- Interest Sensitivity Analysis (in thousands, except percentages):

                                                                                                            December 31,
                                                                                                               2001
                                                                                                             Estimated
                               2002        2003       2004       2005       2006      Beyond      Total      Fair Value
                            ----------   --------   --------   --------   --------   --------   ----------   ----------
Loans
  Fixed rate loans....      $   95,741   $ 65,630   $ 90,499   $ 80,085   $ 77,649   $ 91,987   $  501,591   $  507,639
   Average interest rate          7.95%      9.15%      8.56%      8.34%      7.92%      8.24%        8.33%
  Adjustable rate loans        438,540         --         --         --         --         --      438,540      438,540
   Average interest rate          5.81         --         --         --         --         --         5.81
Investment securities
  Fixed rate securities        122,449    127,476    146,803    117,894     64,993    134,773      714,387      732,278
   Average interest rate          5.88       5.95       5.76       5.89       5.75       6.95         6.06
  Adjustable rate
     securities............      7,306         --         --         --         --         --        7,306        7,306
   Average interest rate          5.27         --         --         --         --         --         5.27
Other earning assets
  Adjustable rate other         74,350         --         --         --         --         --       74,350       74,350
   Average interest rate          1.88         --         --         --         --         --         1.88
                            ----------   --------   --------   --------   --------   --------   ----------   ----------
Total interest  sensitive
     assets................ $  738,386   $193,106   $237,302   $197,979   $142,642   $226,760   $1,736,174   $1,760,113
   Average interest rate          5.47%      7.03%      6.83%      6.88%      6.93%      7.47%        6.37%

Deposits
  Fixed rate deposits.      $  516,673   $ 39,786   $  8,515   $  8,793   $  1,302   $     --   $  575,069   $  580,468
   Average interest rate          3.98%      4.80%      5.12%      6.19%      4.81%        --         4.09%
  Adjustable rate
deposits..............         720,687         --         --         --         --         --      720,687      720,687
   Average interest rate          1.22         --         --         --         --         --         1.22
Other interest-bearing
  liabilities
  Adjustable rate other         19,848         --         --         --         --         --       19,848       19,848
   Average interest rate          1.34         --         --         --         --         --         1.34
                            ----------   --------   --------   --------   --------   --------   ----------   ----------
Total interest sensitive
  liabilities.........      $1,257,208   $ 39,786   $  8,515   $  8,793   $  1,302   $     --   $1,315,604   $1,321,003
   Average interest rate          2.36%      4.80%      5.12%      6.19%      4.81%        --         2.48%

Interest sensitivity gap    $ (518,822)  $153,320   $228,787   $189,186   $141,340   $226,760   $  420,571   $  439,110
Cumulative interest
  sensitivity gap.....        (518,822)  (365,502)  (136,715)    52,471    193,811    420,571
Ratio of interest
  sensitive assets to
  interest sensitive
  liabilities.........           58.73         --         --         --         --         --
Cumulative ratio of
  interest sensitive
  assets to interest
  sensitive liabilities          58.73      71.82      89.53     103.99     114.73     131.97
Cumulative interest
  sensitivity gap as a
  percent of earning
  assets..............         (29.88)%    (21.05)%    (7.87)%     3.02%     11.16%     24.22%


     As of December 31, 2000, our 2001 interest-sensitivity gap was ($431.6) million and its 2001 ratio of interest sensitive assets to interest sensitive liabilities was 61.80%.

     Management estimates that, as of December 31, 2001, an upward shift of interest rates by 150 basis points would result in a 3.3% increase in projected net interest income over the next twelve months, and a downward shift of interest rates by 150 basis points would result in a 7.1% reduction in projected net interest income over the next twelve months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Management believes that it is unlikely that such changes would occur in a short time period. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results would, in management's belief, be different from the foregoing estimates, and such results could be material.

Liquidity

     Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to its loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represents future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Table 13. Asset liquidity is provided by cash and assets, which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to sell securities under agreement to repurchase, which amounted to $19.8 million at December 31, 2001, and an unfunded $25.0 million line of credit established with a nonaffiliated bank which matures on June 30, 2002. We believe the line of credit will be renewed upon maturity. Given the strong core deposit base and relatively low loan deposit ratios maintained at the subsidiary banks, management considers the current liquidity position to be adequate to meet short- and long-term liquidity needs.


     Table 13 -- Commercial Commitments (in thousands):

                                          Total Amounts       Less than 1                    4 - 5       Over 5
                                            Committed            year        1 - 3 years     years        years
                                            ------------     -------------   -----------   ---------   ----------
Commitments to extend credit..........      $    153,892     $     140,478   $    11,282   $   1,553   $      579
Standby letters of credit.............             5,373             4,200         1,168           5            -
                                            ------------     -------------   -----------   ---------   ----------
Total Commercial Commitments..........      $    159,265     $     144,678   $    12,450   $   1,558   $      579
                                            ============     =============   ===========   =========   ==========


     The Company has no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

     Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent solely on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At December 31, 2001, approximately $18.3 million was available for the payment of intercompany dividends by the subsidiary banks without the prior approval of regulatory agencies. Also at December 31, 2001, we had $25.0 million available under a line of credit with an unaffiliated financial institution.

     Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 50% of net earnings while maintaining adequate capital to support growth. The dividend payout ratios have amounted to 48.9%, 45.2% and 43.6% of net earnings, respectively, in 2001, 2000 and 1999. Given the current strong capital position and projected earnings and asset growth rates, we do not anticipate any change in our current dividend policy.

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

     Our subsidiary banks paid aggregate dividends of approximately $25.5 million in 2001 and approximately $21.0 million in 2000. Under the dividend restrictions discussed above, as of December 31, 2001, our subsidiary banks, without obtaining governmental approvals, could have declared in the aggregate additional dividends of approximately $18.3 million from retained net profits.

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

     The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2001 and 2000. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The amounts related to our common stock have been adjusted to give effect to all stock dividends and stock splits.


                                                                                        2001
                                                                 ---------------------------------------------------
                                                                    4th           3rd           2nd           1st
                                                                 ----------    ---------    ----------     ---------
Summary Income Statement Information:
  Interest income                                                $   27,814    $  29,500    $   29,213     $  29,946
  Interest expense                                                    9,071       10,958        11,779        13,026
                                                                 ----------    ---------    ----------     ---------
  Net interest income                                                18,743       18,542        17,434        16,920
  Provision for loan losses                                             562          539           497           366
                                                                 ----------    ---------    ----------     ---------
  Net interest income after provision for loan losses                18,181       18,003        16,937        16,554
  Noninterest income                                                  6,972        6,847         7,046         6,646
  Net gain on securities transactions                                     -            -            14            54
  Noninterest expense                                                14,364       14,047        13,507        13,154
                                                                 ----------    ---------    ----------     ---------
  Earnings before income taxes                                       10,789       10,803        10,490        10,100
  Income tax expense                                                  3,258        3,270         3,203         3,096
                                                                 ----------    ---------    ----------     ---------
  Net earnings                                                   $    7,531    $   7,533    $    7,287     $   7,004
                                                                 ==========    =========    ==========     =========
Per Share Data:
  Net earnings per share                                         $     0.61    $    0.61    $     0.59     $    0.57
  Net earnings per share, assuming dilution                            0.61         0.61          0.59          0.56
  Cash dividends declared                                              0.30         0.30          0.30         0.264
  Book value at period-end                                            17.32        17.31         16.77         16.40
Common stock sales price:
  High                                                           $    31.88    $   32.91    $    31.44     $   27.15
  Low                                                                 27.20        27.00         25.00         23.40
  Close                                                               30.10        29.03         31.00         26.60



                                                                                        2000
                                                                 ---------------------------------------------------
                                                                    4th           3rd           2nd           1st
                                                                 ----------    ---------    ----------     ---------
Summary Income Statement Information:
  Interest income                                                $   30,675    $  29,848    $   29,168     $  28,260
  Interest expense                                                   13,312       12,494        11,738        11,285
                                                                 ----------    ---------    ----------     ---------
  Net interest income                                                17,363       17,354        17,430        16,975
  Provision for loan losses                                             812          426           419           741
                                                                 ----------    ---------    ----------     ---------
  Net interest income after provision for loan losses                16,551       16,928        17,011        16,234
  Noninterest income                                                  6,239        6,450         6,262         6,466
  Net gain on securities transactions                                   530            -             -             -
  Noninterest expense                                                12,900       12,929        12,924        12,940
                                                                 ----------    ---------    ----------     ---------
  Earnings before income taxes                                       10,240       10,449        10,394         9,760
  Income tax expense                                                  3,191        3,237         3,220         3,014
                                                                 ----------    ---------    ----------     ---------
  Net earnings                                                   $    7,229    $   7,212    $    7,129     $   6,746
                                                                 ==========    =========    ==========     =========
Per Share Data:
  Net earnings per share                                         $     0.58    $    0.58    $     0.57     $    0.55
  Net earnings per share, assuming dilution                            0.58         0.57          0.57          0.55
  Cash dividends declared                                             0.264        0.264         0.264         0.240
  Book value at period-end                                            15.92        15.34         14.93         14.63
Common stock sales price:
  High                                                           $    25.70    $   26.10    $    23.40     $   24.80
  Low                                                                 22.80        21.40         19.15         19.80
  Close                                                               25.15        25.65         22.00         21.00


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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2002 annual meeting of shareholders or our 2002 proxy statement, under the captions "Proposal 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from our 2002 proxy statement under the caption "Management."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from our 2002 proxy statement under the captions "Proposal 1 -- Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by Item 13 is hereby  incorporated  by reference
from  our  2002  proxy  statement   under  the  caption   "Interest  in  Certain
Transactions."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.       The following documents are filed as part of this report:

         (1)      Financial Statements

                  Report of Independent Public Accountants
                  Management's Report on Responsibility for the Financial
                    Statements
                  Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Earnings for the years ended
                    December 31, 2001, 2000 and 1999
                  Consolidated  Statements of  Comprehensive  Earnings for the
                    years ended December 31, 2001,  2000 and 1999
                  Consolidated  Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999
                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 2001, 2000 and 1999
                  Notes to the Consolidated Financial Statements

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

                                 FIRST FINANCIAL BANKSHARES, INC.


Date:  March  xx , 2002      By: /S/ F. SCOTT DUESER
              --                 -----------------------------------------------
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


                        Name                                          Title                            Date
                        ----                                          -----                            ----
/S/ KENNETH T. MURPHY                                  Chairman of the Board and Director         March 19, 2002
-----------------------------------------------                                                         --
    Kenneth T. Murphy

/S/ CURTIS R. HARVEY                                   Executive Vice President, Chief            March 19, 2002
-----------------------------------------------        Financial Officer, Controller and                --
    Curtis R. Harvey                                   Chief Accounting Officer


/S/ F. SCOTT DUESER                                    President, Chief Executive Officer         March 19, 2002
-----------------------------------------------        and Director                                     --
    F. Scott Dueser

/S/ JOSEPH E. CANON                                    Director                                   March 19, 2002
-----------------------------------------------                                                         --
    Joseph E. Canon

/S/ MAC A. COALSON                                     Director                                   March 19, 2002
-----------------------------------------------                                                         --
    Mac A. Coalson

/S/ DAVID COPELAND                                     Director                                   March 19, 2002
-----------------------------------------------                                                         --
    David Copeland




                        Name                                          Title                            Date
                        ----                                          -----                            ----

                                                       Director                                   March __, 2002
-----------------------------------------------
    Derrell E. Johnson

                                                       Director                                   March __, 2002
-----------------------------------------------
    Kade L. Matthews

/S/ RAYMOND A. MCDANIEL, JR.                           Director                                   March 19, 2002
-----------------------------------------------                                                         --
    Raymond A. McDaniel, Jr.

/S/ BYNUM MIERS                                        Director                                   March 19, 2002
-----------------------------------------------                                                         --
    Bynum Miers

/S/ JAMES M. PARKER                                    Director                                   March 19, 2002
-----------------------------------------------                                                         --
    James M. Parker

/S/ JACK D. RAMSEY                                     Director                                   March 19, 2002
-----------------------------------------------                                                         --
    Jack D. Ramsey

                                                       Director                                   March __, 2002
-----------------------------------------------
    Craig Smith

/S/ DIAN GRAVES STAI                                   Director                                   March 19, 2002
-----------------------------------------------                                                         --
    Dian Graves Stai

                                                       Director                                   March __, 2002
-----------------------------------------------
    F. L. Stephens

                                                       Director                                   March __, 2002
-----------------------------------------------
    Walter F. Worthington


                                  EXHIBIT INDEX


        Item 601
     Regulation S-K
    Exhibit Reference
         Number                                                       Exhibits
         ------                                                       --------

           2.1            --    Stock Exchange Agreement and Plan of Reorganization, dated as of September 4, 1998, between First Financial Bankshares, Inc. and Cleburne State Bank (incorporated by reference from Exhibit 2.1 of the Registrant's Form S-4, filed on October 2, 1998
                                (Reg. No. 333-65235)).
           2.2            --    Amendment No. 1 to Stock Exchange Agreement and Plan of Reorganization, dated as of
                                October 30, 1998, between First Financial Bankshares, Inc. and Cleburne State Bank
                                (incorporated by reference from Exhibit 2.2 of the Registrant's Amendment No. 1 to
                                Form S-4, filed on November 3, 1998 (Reg. No. 333-65235)).
           2.3            --    Stock Exchange Agreement and Plan of Reorganization, dated as of August 18, 1997, between First Financial Bankshares, Inc., Southlake Bancshares, Inc. and Texas
                                National Bank (incorporated by reference from Exhibit 2.1 of the Registrant's Form
                                S-4, filed on October 1, 1997 (Reg. No. 333-36919)).
           2.4            --    Purchase and Assumption Agreement, dated May 27, 1997, by and between Southwest
                                Bank of San Angelo and Texas Commerce Bank-- San Angelo, National Association
                                (incorporated by reference from Exhibit 2.2 of the Registrant's Form S-4, filed on
                                October 1, 1997 (Reg. No. 333-36919)).
           3.1            --    Articles of Incorporation, and all amendments thereto, of the Registrant
                                (incorporated by reference from Exhibit 1 of the Registrant's Amendment No. 2 to
                                Form 8-A filed on Form 8-A/A No. 2 on November 21, 1995).
           3.2            --    Amended and Restated Bylaws, and all amendments thereto, of the Registrant
                                (incorporated by reference from Exhibit 2 of the Registrant's Amendment No. 1 to
                                Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).
           4.1            --    Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A
                                No. 1 on January 7, 1994).
          10.1            --    Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and
                                Kenneth T. Murphy (incorporated by reference from Exhibit 4 of the Registrant's
                                Form 10-K Annual Report for the fiscal year ended December 31, 1992).
          10.2            --    Revised Deferred Compensation Agreement, dated December 28, 1995, between the
                                Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 2 of the
                                Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995).
          10.3            --    Executive Recognition Plan (incorporated by reference from Exhibit 2 of the
                                Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996).
          10.4            --    Form of Executive Recognition Agreement (incorporated by reference from Exhibit 3 of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31,
                                1996).
          10.5            --    1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31,
                                1998).




        Item 601
     Regulation S-K
    Exhibit Reference
         Number                                                       Exhibits
         ------                                                       --------

         *21.1            --    Subsidiaries of the Registrant.
          24.1            --    Power of Attorney (included on signature page of this Form 10-K).

 -------------
*Filed herewith


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

First Financial Bank, National Association*                   Texas                                 100%**
Cleburne, Texas

Stephenville Bank & Trust Co.                                 Texas                                 100%**
Stephenville, Texas

San Angelo National Bank*                                     Texas                                 100%**
San Angelo, Texas

Weatherford National Bank*                                    Texas                                 100%**
Weatherford, Texas

First Financial Bank, National Association*                   Texas                                 100%**
Southlake, Texas

City National Bank*                                           Texas                                 100%**
Mineral Wells, Texas

*Federal charter.
**By First Financial Bankshares of Delaware, Inc.


     All subsidiaries (other than First Financial Investments, Inc. which, as of
December  31,  2001,  had  not  yet  begun   operations)  are  included  in  the
consolidated financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of First Financial Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen  LLP

Dallas, Texas,
January 11, 2002

       MANAGEMENT'S REPORT ON RESPONSIBILITY FOR THE FINANCIAL STATEMENTS



The Management of First Financial Bankshares, Inc. and subsidiaries is responsible for the preparation, integrity, and fair presentation of its annual financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by Management. Management has also prepared the other information included in this Annual Report and is responsible for its accuracy and consistency with the financial statements.

The annual financial statements referred to above have been audited by Arthur Andersen LLP, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the Board of Directors. Management believes that all representations made to Arthur Andersen LLP during the audits were valid and appropriate.





F. Scott Dueser                                      Curtis R. Harvey
President and Chief Executive Officer                Executive Vice President
                                                     and Chief Financial Officer

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------


             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 2001 AND 2000
             -------------------------------------------------------


                            ASSETS                                                      2001              2000
                            ------                                                --------------    --------------
CASH AND DUE FROM BANKS                                                           $  112,150,214    $  100,300,424

FEDERAL FUNDS SOLD                                                                    72,975,000        62,230,288
                                                                                  --------------    --------------

                  Total cash and cash equivalents                                    185,125,214       162,530,712

INTEREST-BEARING DEPOSITS IN BANKS                                                     1,374,285           104,338

INVESTMENT IN SECURITIES:
    Securities held-to-maturity (market value of $298,569,794 in
         2001 and $393,590,628 in 2000)                                              290,674,490       391,918,076
    Securities available-for-sale, at market value                                   431,019,205       262,334,642
                                                                                  --------------    --------------

                  Total investment in securities                                     721,693,695       654,252,718

LOANS                                                                                940,130,975       859,270,728

    Less- Allowance for loan losses                                                   10,602,419         9,887,646
                                                                                  --------------    --------------

                  Net loans                                                          929,528,556       849,383,082

BANK PREMISES AND EQUIPMENT, net                                                      42,012,431        40,090,733

GOODWILL, net                                                                         23,765,896        18,515,304

OTHER ASSETS                                                                          26,194,053        28,937,327
                                                                                  --------------    --------------

                  Total assets                                                    $1,929,694,130    $1,753,814,214
                                                                                  ==============    ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

NONINTEREST-BEARING DEPOSITS                                                      $  389,406,666    $  336,276,933

INTEREST-BEARING DEPOSITS                                                          1,295,755,932     1,183,596,767
                                                                                  --------------    --------------

                  Total deposits                                                   1,685,162,598     1,519,873,700

DIVIDENDS PAYABLE                                                                      3,699,976         3,256,540

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                        19,847,067        26,164,359

OTHER LIABILITIES                                                                      7,330,476         8,398,727
                                                                                  --------------    --------------

                  Total liabilities                                                1,716,040,117     1,557,693,326
                                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, $10 par value; authorized 20,000,000 shares;
        12,333,252 shares issued and outstanding at December 31, 2001;
        9,983,002 shares issued and 9,856,902 shares outstanding at
        December 31, 2000                                                            123,332,520        99,830,020
    Capital surplus                                                                   57,824,061        60,592,310
    Retained earnings                                                                 28,375,353        38,003,195
    Treasury stock, at cost (126,100 shares at December 31, 2000)                              -        (3,925,069)
    Unrealized gain on investment in securities available-for-sale, net                4,122,079         1,620,432
                                                                                  --------------    --------------

                  Total shareholders' equity                                         213,654,013       196,120,888
                                                                                  --------------    --------------

                  Total liabilities and shareholders' equity                      $1,929,694,130    $1,753,814,214
                                                                                  ==============    ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------


                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
              -----------------------------------------------------


                                                                              2001           2000          1999
                                                                        --------------  ------------- -------------
INTEREST INCOME:
    Interest and fees on loans                                           $  74,811,682  $  75,474,661 $  68,706,710
    Interest on investment in securities-
        Taxable                                                             32,169,874     33,556,796    32,022,205
        Exempt from federal income tax                                       6,279,973      5,770,861     4,807,845
    Interest on federal funds sold and interest-bearing
        deposits in banks                                                    3,211,316      3,148,277     4,475,866
                                                                        --------------  ------------- -------------

                  Total interest income                                    116,472,845    117,950,595   110,012,626
                                                                        --------------  ------------- -------------

INTEREST EXPENSE:
    Interest on deposits                                                    43,970,532     47,737,862    43,120,569
    Other                                                                      863,480      1,091,180       216,988
                                                                        --------------  ------------- -------------

                  Total interest expense                                    44,834,012     48,829,042    43,337,557
                                                                        --------------  ------------- -------------

                  Net interest income                                       71,638,833     69,121,553    66,675,069

PROVISION FOR LOAN LOSSES                                                    1,964,050      2,397,750     2,030,833
                                                                        --------------  ------------- -------------

                  Net interest income after provision for
                    loan losses                                             69,674,783     66,723,803    64,644,236
                                                                        --------------  ------------- -------------

NONINTEREST INCOME:
    Trust department income                                                  5,890,600      5,494,246     5,097,606
    Service fees on deposit accounts                                        14,743,217     14,073,514    13,321,553
    ATM fees                                                                 1,941,508      1,554,437     1,241,039
    Real estate mortgage fees                                                1,609,518      1,021,590     1,291,282
    Net gain on securities transactions                                         67,789        530,097             -
    Other                                                                    3,325,858      3,273,445     3,532,022
                                                                        --------------  ------------- -------------

                  Total noninterest income                                  27,578,490     25,947,329    24,483,502
                                                                        --------------  ------------- -------------

NONINTEREST EXPENSE:
    Salaries and employee benefits                                          28,685,294     27,077,436    26,945,492
    Net occupancy expense                                                    3,995,597      3,563,289     3,819,129
    Equipment expense                                                        4,457,909      4,180,782     4,118,272
    Goodwill amortization                                                    1,641,367      1,641,367     1,641,407
    Other expenses                                                          16,291,530     15,229,614    15,409,051
                                                                        --------------  ------------- -------------

                  Total noninterest expense                                 55,071,697     51,692,488    51,933,351
                                                                        --------------  ------------- -------------

EARNINGS BEFORE INCOME TAXES                                                42,181,576     40,978,644    37,194,387

INCOME TAX EXPENSE                                                          12,827,071     12,662,597    11,503,846
                                                                        --------------  ------------- -------------

NET EARNINGS                                                            $   29,354,505  $  28,316,047 $  25,690,541
                                                                        ==============  ============= =============

NET EARNINGS PER SHARE (BASIC)                                          $         2.38  $        2.28 $        2.06
                                                                        ==============  ============= =============

NET EARNINGS PER SHARE, ASSUMING DILUTION                               $         2.37  $        2.27 $        2.05
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

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                -------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
              -----------------------------------------------------


                                                                              2001           2000         1999
                                                                         ------------   ------------   ------------
NET EARNINGS                                                             $ 29,354,505   $ 28,316,047   $ 25,690,541

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
    Change in unrealized gain (loss) on investment in securities
        available-for-sale, before tax                                      3,952,978      9,319,576     (8,653,045)
    Reclassification adjustment for realized gains on
        investment in securities included in net earnings, before tax         (67,789)      (530,097)             -
                                                                         ------------   ------------   ------------

             Total other items of comprehensive earnings                    3,885,189      8,789,479     (8,653,045)

Income tax expense related to other items of
    comprehensive earnings                                                  1,383,542      3,076,320     (3,028,566)
                                                                         ------------   ------------   ------------

COMPREHENSIVE EARNINGS                                                   $ 31,856,152   $ 34,029,206   $ 20,066,062
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

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
              -----------------------------------------------------


                                                                                                       Unrealized Gain
                                                                                                         (Loss) on
                                                                                                         Investment
                                           Common Stock                                      Treasury   in Securities     Total
                                      ------------------------    Capital     Retained        Stock,      Available-   Shareholders'
                                        Shares       Amount       Surplus      Earnings       at cost    For-Sale, Net    Equity
                                      ----------  ------------  -----------  -----------  ---------------  ----------  ------------

BALANCE, December 31, 1998             9,952,683  $ 99,526,830  $60,375,373  $ 8,015,303  $             -  $1,531,752  $169,449,258


    Net earnings                               -             -            -   25,690,541                -           -    25,690,541
    Cash dividends declared,
     $.90 per share                            -             -            -  (11,210,585)               -           -   (11,210,585)
    Stock issuances                       21,623       216,230      141,978            -                -           -       358,208
    Change in unrealized gain (loss)
     on investment in securities
     available-for-sale, net                   -             -            -            -                -  (5,624,479)   (5,624,479)
                                      ----------  ------------  -----------  -----------  --------------- -----------  ------------

BALANCE, December 31, 1999             9,974,306  $ 99,743,060  $60,517,351  $22,495,259  $             - $(4,092,727) $178,662,943

    Net earnings                               -             -            -   28,316,047                -           -    28,316,047
    Cash dividends declared,
     $1.03 per share                           -             -            -  (12,808,111)               -           -   (12,808,111)
    Acquisition of treasury stock              -             -            -            -       (3,925,069)          -    (3,925,069)
    Stock issuances                        8,696        86,960       74,959            -                -           -       161,919
    Change in unrealized gain (loss)
     on investment in securities
     available-for-sale, net                   -             -            -            -                -   5,713,159     5,713,159
                                      ----------  ------------  -----------  -----------  --------------- -----------  ------------

BALANCE, December 31, 2000             9,983,002  $ 99,830,020  $60,592,310  $38,003,195  $    (3,925,069)$ 1,620,432  $196,120,888

    Net earnings                               -             -            -   29,354,505                -           -    29,354,505
    Stock split-up, effected in the
     form of a 25% stock dividend      2,461,770    24,617,700            -  (24,617,700)               -           -             -
    Cash dividends declared,
     $1.16 per share                           -             -            -  (14,364,647)               -           -   (14,364,647)
    Acquisition of treasury stock              -             -            -            -         (315,050)          -      (315,050)
    Retirement of treasury stock        (136,000)   (1,360,000)  (2,880,119)           -        4,240,119           -             -
    Stock issuances                       24,480       244,800      111,870            -                -           -       356,670
    Change in unrealized gain (loss)
     on investment in securities
     available-for-sale, net                   -             -            -            -                -   2,501,647     2,501,647
                                      ----------  ------------  -----------  -----------  --------------- -----------  ------------

BALANCE, December 31, 2001            12,333,252  $123,332,520  $57,824,061  $28,375,353  $             - $ 4,122,079  $213,654,013)
                                      ==========  ============  ===========  ===========  =============== ==+========  ============


     The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
              -----------------------------------------------------


                                                                             2001         2000           1999
                                                                       ------------- -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                        $  29,354,505 $  28,316,047   $  25,690,541
   Adjustments to reconcile net earnings to net cash
     provided by operating activities-
       Depreciation and amortization                                       5,679,082     5,502,224       6,015,481
       Provision for loan losses                                           1,964,050     2,397,750       2,030,833
       Premium amortization, net of discount accretion                     1,662,108     1,359,124       2,819,747
       Gain on sale of assets                                                (52,815)     (540,304)       (242,786)
       Deferred federal income tax benefit                                  (188,982)     (304,240)       (189,462)
       Decrease (increase) in other assets                                 3,565,172    (2,567,832)       (755,821)
       (Decrease) increase in other liabilities                           (1,778,326)    1,026,945      (1,826,348)
                                                                       ------------- -------------   -------------

                  Total adjustments                                       10,850,289     6,873,667       7,851,644
                                                                       ------------- -------------   -------------

                  Net cash provided by operating activities               40,204,794    35,189,714      33,542,185
                                                                       ------------- -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest-bearing deposits in banks          (1,269,947)     (100,258)        199,831
   Payment for stock of City Bancshares, Inc., net of cash acquired       (6,848,231)            -               -
   Activity in available-for-sale securities-
     Sales                                                                57,925,815       530,097               -
     Maturities                                                          660,484,725    21,660,247      41,136,148
     Purchases                                                          (854,748,980)  (41,804,532)    (73,621,717)
   Activity in held-to-maturity securities-
     Maturities                                                          176,972,321    87,167,939     114,528,929
     Purchases                                                           (76,102,656)  (57,628,266)   (123,843,038)
   Net increase in loans                                                 (31,639,533)  (63,728,244)    (20,100,242)
   Capital expenditures                                                   (5,151,260)   (2,507,214)     (4,136,657)
   Proceeds from sale of other assets                                        200,461       392,305       1,453,017
                                                                       ------------- -------------   -------------

                  Net cash used in investing activities                  (80,177,285)  (56,017,926)    (64,383,729)
                                                                       ------------- -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in noninterest-bearing deposits                41,179,967    (4,236,804)      5,794,605
   Net increase (decrease) in interest-bearing deposits                   41,583,909      (593,942)     14,054,001
   Net (decrease) increase in securities sold under
     agreements to repurchase                                             (6,317,292)   16,526,625       9,250,776
   Net decrease in other short-term borrowings                                     -             -         (20,000)
   Common stock transactions:
     Acquisition of treasury stock                                          (315,050)   (3,925,069)              -
     Proceeds of stock issuances                                             356,670       161,919         358,208
   Dividends paid                                                        (13,921,211)  (12,543,863)    (10,954,982)
                                                                       ------------- -------------   -------------

                  Net cash provided by (used in) financing activities     62,566,993    (4,611,134)     18,482,608
                                                                       ------------- -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      22,594,502   (25,439,346)    (12,358,936)

CASH AND CASH EQUIVALENTS, beginning of year                             162,530,712   187,970,058     200,328,994
                                                                       ------------- -------------   -------------

CASH AND CASH EQUIVALENTS, end of year                                 $ 185,125,214 $ 162,530,712   $ 187,970,058
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

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                -------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        DECEMBER 31, 2001, 2000, AND 1999
                        ---------------------------------



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Nature of Operations
--------------------

First Financial Bankshares, Inc. (a Texas corporation) ("Bankshares") is a financial holding company which owns (through its wholly-owned Delaware subsidiary) all of the capital stock of ten banks located in Texas as of December 31, 2001. Those subsidiary banks are First National Bank of Abilene; Hereford State Bank; First National Bank, Sweetwater; Eastland National Bank; First Financial Bank, National Association, Cleburne; Stephenville Bank & Trust Co.; San Angelo National Bank; Weatherford National Bank; First Financial Bank, National Association, Southlake and City National Bank, Mineral Wells. Each subsidiary bank's primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located.

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

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuations of foreclosed real estate, deferred income tax assets, and financial instruments.

Consolidation
-------------

The accompanying consolidated financial statements include the accounts of Bankshares and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.


Investment in Securities
------------------------

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, with unrealized gains and losses, net of deferred taxes, excluded from earnings and reported in a separate component of shareholders' equity and comprehensive earnings. Securities classified as trading are recorded at estimated fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 2001, 2000, or 1999.

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

The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectable based upon management's review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful.

The Company's policy requires measurement of an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price. At December 31, 2001 and 2000, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the estimated fair value of the collateral.

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

Business Combinations, Goodwill and Other Intangible Assets
-----------------------------------------------------------

Goodwill, relating to acquisitions of certain subsidiary banks, was amortized by the straight-line method over periods of 15 and 40 years during the years ended December 31, 2001, 2000 and 1999.

In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS

No. 142, is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 were subject immediately to the nonamortization and amortization provisions of SFAS No. 142.

As required under SFAS No. 142, the Company will discontinue the amortization of goodwill with a net carrying value of $16,873,937 at January 1, 2002 and annual amortization of $1,641,367 that resulted from business combinations prior to the adoption of SFAS No. 141. Goodwill related to the acquisition of City Bancshares, Inc. (see Note 17) on July 1, 2001, amounting to $6,891,959 has not been amortized. However, the Company continues to evaluate the additional effect, if any, that adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits of City Bankshares, Inc. and is being amortized over seven years utilizing a method that approximates the expected attrition of the deposits.

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

Recent Accounting Standard
--------------------------

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company adopted SFAS No. 133 on January 1, 2001. The statement did not have a significant impact on its financial position or results of operation.

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

Stock Repurchase
----------------

On July 25, 2000, the Company approved a stock repurchase plan, authorizing the repurchase of up to 500,000 shares of the Company's common stock. During the years ended December 31, 2001 and 2000, the Company repurchased 9,900 and 126,100 shares, respectively. The treasury shares were purchased for $4,240,119, which represents an average purchase price of $24.94 per share, as retroactively adjusted for the effect of stock dividends and splits.

Per Share Data
--------------

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


                                                                                     Weighted
                                                                      Net             Average         Per Share
                                                                   Earnings           Shares           Amount
                                                                  -----------        ----------       ---------
For the year ended December 31, 2001:
     Net earnings per share, basic                                $29,354,505        12,318,346       $    2.38
                                                                                                      =========
     Effect of stock options                                                -            45,323
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $29,354,505        12,363,669       $    2.37
                                                                  ===========        ==========       =========

For the year ended December 31, 2000:
     Net earnings per share, basic                                $28,316,047        12,426,344       $    2.28
                                                                                                      =========
     Effect of stock options                                                -            28,355
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $28,316,047        12,454,699       $    2.27
                                                                  ===========        ==========       =========

For the year ended December 31, 1999:
     Net earnings per share, basic                                $25,690,541        12,451,644       $    2.06
                                                                                                      =========
     Effect of stock options                                                -            55,668
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $25,690,541        12,507,312       $    2.05
                                                                  ===========        ==========       =========


Earnings and dividends per share have been retroactively adjusted for the effect of stock dividends and splits.

2.   CASH AND INVESTMENT IN SECURITIES:
     ----------------------------------

Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. During 2001 and 2000, such average balances totaled approximately $9,017,000 and $7,785,000, respectively. The amortized cost, estimated fair values, and gross unrealized gains and losses of the Company's investment in securities as of December 31, 2001 and 2000, are as follows:


                                                                          December 31, 2001
                                                 ------------------------------------------------------------------
                                                                      Gross             Gross
                                                  Amortized        Unrealized        Unrealized         Estimated
                                                  Cost Basis      Holding Gains    Holding Losses       Fair Value
                                                 ------------       ----------       -----------       ------------
Securities held-to-maturity-
     U.S. Treasury securities and
        obligations of U.S. government
        corporations and agencies                $172,879,974       $5,039,045       $   (47,536)      $177,871,483

     Obligations of state and
        political subdivisions                     75,959,059        1,670,635          (134,439)        77,495,255

     Corporate bonds                                  498,483           13,867                 -            512,350

     Mortgage-backed securities                    41,332,974        1,354,710              (978)        42,686,706

     Other                                              4,000                -                 -              4,000
                                                 ------------       ----------       -----------       ------------

     Total investment in debt
        securities held-to-maturity              $290,674,490       $8,078,257       $  (182,953)      $298,569,794
                                                 ============       ==========       ============      ============


Securities available-for-sale-
     U.S. Treasury securities and
        obligations of U.S.
        government corporations and
        agencies                                 $ 93,150,557       $2,025,482       $  (257,163)      $ 94,918,876

     Obligations of state and
        political subdivisions                     82,545,879        1,140,522          (835,320)        82,851,081

     Corporate bonds                               56,553,112        2,000,708           (31,141)        58,522,679

     Mortgage-backed securities                   189,421,296        2,982,733          (684,161)       191,719,868
                                                 ------------       ----------       -----------       ------------

     Total investment in debt
        securities
        available-for-sale                        421,670,844        8,149,445        (1,807,785)       428,012,504

     Other securities                               3,006,701                -                 -          3,006,701
                                                 ------------       ----------       -----------       ------------

     Total investment in securities
        available-for-sale                       $424,677,545       $8,149,445       $(1,807,785)      $431,019,205
                                                 ============       ==========       ===========       ============



                                                                          December 31, 2000
                                               --------------------------------------------------------------------
                                                                      Gross             Gross
                                                  Amortized        Unrealized        Unrealized        Estimated
                                                  Cost Basis      Holding Gains    Holding Losses       Fair Value
                                                 ------------       ----------       -----------       ------------
Securities held-to-maturity-
     U.S. Treasury securities and
        obligations of U.S. government
        corporations and agencies                $251,418,096       $1,412,905         $(909,401)      $251,921,600

     Obligations of state and
        political subdivisions                     82,343,742          984,801          (261,897)        83,066,646

     Corporate bonds                                4,615,347          -                 (18,320)         4,597,027

     Mortgage-backed securities                    53,540,891          639,820          (175,356)        54,005,355
                                                 ------------       ----------       -----------       ------------

     Total investment in debt
        securities held-to-maturity              $391,918,076       $3,037,526       $(1,364,974)      $393,590,628
                                                 ============       ==========       ===========       ============


Securities available-for-sale-
     U.S. Treasury securities and
        obligations of U.S.
        government corporations and
        agencies                                 $102,872,287         $722,740         $(273,607)      $103,321,420

     Obligations of state and
        political subdivisions                     58,543,775        1,252,285          (185,798)        59,610,262

     Corporate bonds                               47,325,730          478,314           (89,070)        47,714,974

     Mortgage-backed securities                    47,962,976          698,433          (110,324)        48,551,085
                                                 ------------       ----------       -----------       ------------

     Total investment in debt
        securities
        available-for-sale                        256,704,768        3,151,772          (658,799)       259,197,741

     Other securities                               3,136,901           -                 -               3,136,901
                                                 ------------       ----------       -----------       ------------

     Total investment in securities
        available-for-sale                       $259,841,669       $3,151,772       $  (658,799)      $262,334,642
                                                 ============       ==========       ===========       ============


The Company invests in securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and asset-backed securities. The expected maturities of these securities at December 31, 2001, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2001 and 2000, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities. Total investment in debt securities at December 31, 1999 included structured notes with an amortized cost basis of $7,006,000 and an estimated fair value of $6,942,000.

The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual and expected maturity, are shown below.


                                                         Held-to-Maturity               Available-for-Sale
                                                         ----------------               ----------------------
                                                  Amortized        Estimated         Amortized         Estimated
                                                 Cost Basis        Fair Value       Cost Basis         Fair Value
                                                 ------------     ------------      ------------      ------------
     Due within one year                         $ 75,600,627     $ 76,685,480      $ 48,273,414      $ 49,201,704
     Due after one year through five years        183,059,102      189,289,246       277,441,843       283,074,985
     Due after five years through ten years        16,709,027       17,061,016        36,957,130        37,073,675
     Due after ten years                           15,305,734       15,534,052        58,998,457        58,662,140
                                                 ------------     ------------      ------------      ------------

  Total debt securities                          $290,674,490     $298,569,794      $421,670,844      $428,012,504
                                                 ============     ============      ============      ============

Securities, carried at approximately $243,316,000 and $237,295,000 at December 31, 2001 and 2000, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.

During 2001 and 2000, sales of investments in securities that were classified as available-for-sale totaled $57,925,815 and $530,097 respectively. Gross realized gains from the 2001 and 2000 sales were $67,789 and $530,097, respectively. There were no sales of investment securities in the year ended December 31, 1999. The specific identification method was used to determine cost in computing the realized gains and losses.


3.   LOANS AND ALLOWANCE FOR LOAN LOSSES:
     ------------------------------------

Major classifications of loans are as follows:


                                                                                            December 31,
                                                                                    ------------------------------
                                                                                        2001             2000
                                                                                    ------------      ------------
         Commercial, financial, and agricultural                                    $312,053,042      $295,032,865
         Real estate - construction                                                   47,173,297        40,609,783
         Real estate - mortgage                                                      350,381,887       290,920,045
         Consumer                                                                    230,616,297       233,219,033
                                                                                    ------------      ------------

                                                                                     940,224,523       859,781,726

         Unearned income                                                                 (93,548)         (510,998)
                                                                                    ------------      ------------

                  Total loans                                                       $940,130,975      $859,270,728
                                                                                    ============      ============


The Company's recorded investment in impaired loans and the related valuation allowance are as follows:


                                                              December 31, 2001             December 31, 2000
                                                            ------------------------      -------------------------
                                                             Recorded       Valuation      Recorded      Valuation
                                                            Investment      Allowance     Investment     Allowance
                                                            ----------     ---------      ----------     ----------
     Impaired loans-
         Valuation allowance required                       $3,817,683     $ 926,636      $3,727,631     $1,090,472
                                                            ==========     =========      ==========     ==========


The average recorded investment in impaired loans for the years ended December 31, 2001 and 2000, was approximately $3,773,000 and $2,640,000, respectively. The Company had approximately $4,824,000 and $4,092,000 in nonperforming assets at December 31, 2001 and 2000, respectively, of which approximately $3,657,000 and $3,539,000 represented recorded investments in impaired loans. No additional funds are committed to be advanced in connection with impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $136,000, $213,000, and $63,000 during the years ended December 31, 2001, 2000, and 1999, respectively, of which approximately $9,000, $16,000 and $23,000 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2001, 2000, and 1999, respectively, such income would have approximated $399,000, $449,000 and $249,000.

The allowance for loan losses as of December 31, 2001 and 2000, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:


                                                                                       2001              2000
                                                                                    -----------       ----------
     Allowance for loan losses provided for-
         Loans specifically evaluated as impaired                                   $   926,636       $1,090,472
         Remaining portfolio                                                          9,675,783        8,797,174
                                                                                    -----------       ----------

         Total allowance for loan losses                                            $10,602,419       $9,887,646
                                                                                    ===========       ==========


Changes in the allowance for loan losses are summarized as follows:


                                                                                    December 31,
                                                                   -----------------------------------------------
                                                                      2001             2000              1999
                                                                   -----------       -----------      ------------
         Balance at beginning of year                              $ 9,887,646       $ 8,937,542       $ 8,988,320
             Add-
                 Provision for loan losses                           1,964,050         2,397,750         2,030,833
                 Loan recoveries                                       968,535         1,545,080         1,739,641
                 Allowance established at acquisition                  407,129          -                 -

             Deduct-
                 Loan charge-offs                                   (2,624,941)       (2,992,726)       (3,821,252)
                                                                   -----------       -----------      ------------

         Balance at end of year                                    $10,602,419       $ 9,887,646      $  8,937,542
                                                                   ===========       ===========      ============

An  analysis  of  the  changes  in  loans  to  officers,  directors,   principal
shareholders, or associates of such persons for the years ended December 31, 2001 and 2000 (determined as of each respective year-end) follows:


                                                   Balance at                                           Balance at
                                                   Beginning        Additional                             End
                                                   of Period           Loans          Payments          of Period
                                                   -----------       -----------      -----------       -----------
         Year ended December 31, 2001              $35,575,573       $51,556,164      $42,970,581       $44,161,156
                                                   ===========       ===========      ===========       ===========

         Year ended December 31, 2000              $35,575,469       $49,751,374      $56,167,254       $29,159,589
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


4.   BANK PREMISES AND EQUIPMENT:
     ----------------------------

The following is a summary of bank premises and equipment:


                                                                                             December 31,
                                                                                     -----------------------------
                                                                                       2001              2000
                                                                                     ------------      -----------
         Land                                                                        $ 7,104,761       $ 7,104,761
         Buildings                                                                    48,736,744        46,057,304
         Furniture and equipment                                                      25,864,098        22,861,037
         Leasehold improvements                                                        4,579,197         5,003,794
                                                                                     ------------      -----------

                                                                                      86,284,800        81,026,896

         Less- Accumulated depreciation and amortization                             (44,272,369)      (40,936,163)
                                                                                     ------------      -----------

                                                                                     $42,012,431       $40,090,733
                                                                                     ===========       ===========


Depreciation expense for the years ended December 31, 2001, 2000 and 1999 amounted to $3,755,878, $3,700,474 and $3,932,695, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.


5.   TIME DEPOSITS:
     --------------

Time deposits of $100,000 or more totaled approximately $196,905,000 and $165,494,000 at December 31, 2001 and 2000, respectively. Interest expense on these deposits was approximately $10,163,000, $10,022,000 and $8,146,000 during 2001, 2000, and 1999, respectively.

At December 31, 2001, the scheduled maturities of time deposits were, as follows:

         2002                                                     $516,673,000
         2003                                                       39,786,000
         2004                                                        8,515,000
         2005                                                        8,793,000
         2006                                                        1,302,000
                                                                  ------------

                                                                  $575,069,000
                                                                  ============

6.   NOTE PAYABLE:
     -------------

Bankshares has a line of credit with a nonaffiliated bank under which it could borrow up to $25,000,000. The line of credit is unsecured and matures on June 30, 2002. Bankshares paid no fee to secure the unused line of credit and, accordingly, did not estimate a fair value of the unused line of credit at December 31, 2001 and 2000. The line of credit carries an interest rate of London Interbank Offering Rate plus 1.0%.


7.   INCOME TAXES:
     -------------

The Company files a consolidated federal income tax return. Income tax expense (benefit) is comprised of the following:


                                                                               Year Ended December 31,
                                                                   -----------------------------------------------
                                                                      2001              2000               1999
                                                                   -----------       -----------       -----------
         Current federal income tax                                $13,016,053       $12,966,837       $11,693,308
         Deferred federal income tax benefit                          (188,982)         (304,240)         (189,462)
                                                                   -----------       -----------       -----------

                  Income tax expense                               $12,827,071       $12,662,597       $11,503,846
                                                                   ===========       ===========       ===========


Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:


                                                                           As a Percent of Pretax Earnings
                                                                 -------------------------------------------------
                                                                      2001             2000              1999
                                                                 --------------- ----------------  ---------------
         Statutory federal income tax rate                            35.0%           35.0%             35.0%
         Reductions in tax rate resulting from
             interest income exempt from
             federal income tax                                       (5.2)%          (4.9)%            (4.5)%
         Other                                                         0.6 %           0.8%              0.4%
                                                                      ----            ----              ----

         Effective income tax rate                                    30.4%           30.9%             30.9%
                                                                      ====            ====              ====


The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows:


                                                                                       2001                2000
                                                                                    ----------          ----------
     Deferred tax assets-
         Tax basis of loans in excess of financial statement basis                  $3,766,408          $3,382,025
         Benefits of a subsidiary bank net operating loss
             carryforward                                                               12,698             131,302
         Recognized for financial reporting purposes but not
             for tax purposes-
                 Deferred compensation                                                 590,462             500,260
                 Write-downs and adjustments to other
                     real estate owned and repossessed assets                          112,000              81,052
         Other deferred tax assets                                                     245,750             285,346
                                                                                    ----------          ----------

                           Total deferred tax assets                                $4,727,318          $4,379,985
                                                                                    ----------          ----------






         Deferred tax liabilities-
         Financial statement basis of fixed assets in excess of
             tax basis                                                              $1,334,565          $1,503,329
         Recognized for financial reporting purposes but not
             for tax purposes-
                 Accretion on investments                                              385,191             322,689
                 Pension plan contribution                                             610,869             571,685
                 Net unrealized gain on investment in securities
                      available-for-sale                                             2,219,581             872,540
         Other deferred tax liabilities                                                225,429                   -
                                                                                    ----------          ----------

                           Total deferred tax liabilities                            4,775,635           3,270,243
                                                                                    ----------          ----------

                      Net deferred tax (liability) asset                            $  (48,317)         $1,109,742
                                                                                    ==========          ==========


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


Estimated fair values have been determined by the Company using the best available data, as generally provided in the Company's regulatory reports, and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the carrying value. The estimation methodologies used, the estimated fair values, and carrying values at December 31, 2001 and 2000, were as follows:


         o Financial instruments actively traded in a secondary market have been valued using quoted available market prices.


                                                             2001                               2000
                                                 -----------------------------      ------------------------------
                                                   Carrying         Estimated         Carrying         Estimated
                                                     Value         Fair Value           Value         Fair Value
                                                 ------------     ------------      ------------      ------------
         Cash and due from banks                 $112,150,214     $112,150,214      $100,300,424      $100,300,424
         Federal funds sold                        72,975,000       72,975,000        62,230,288        62,230,288
         Interest-bearing deposits in banks         1,374,285        1,374,285           104,338           104,338
         Investment in securities                 721,693,695      729,588,999       654,252,718       655,925,270
         Securities sold under agreements
             to repurchase                         19,847,067       19,847,067        26,164,359        26,164,359


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


                                                             2001                               2000
                                                ------------------------------      ------------------------------
                                                 Carrying          Estimated        Carrying          Estimated
                                                   Value           Fair Value        Value           Fair Value
                                                -------------    -------------      ------------      ------------
         Deposits with stated maturities         $575,069,375     $580,467,556      $529,570,242      $529,310,009
         Deposits with no stated
             maturities                         1,110,093,223    1,110,093,223       990,303,458       990,303,458
         Net loans                                929,528,556      938,431,998       849,383,082       843,096,227


Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

The Company's remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than has been customary with historical cost accounting. No disclosure of the relationship value of the Company's deposits is required nor has the Company estimated its value. There is no material difference between the carrying value and the estimated fair value of the company's contractual off-balance-sheet unfunded loan commitments which total approximately $153,750,000 and $85,000,000 at December 31, 2001 and 2000,
respectively, and are generally priced at market at the time of funding. Letters of credit discussed in Note 10 have an estimated fair value based on fees currently charged for similar agreements. At December 31, 2001 and 2000, fees related to the unexpired term of the letters of credit are not significant.

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

The Company leases a portion of its bank premises and equipment under operating leases and is a lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,432,000, $1,387,000 and $1,336,000, for the years ended December 31, 2001, 2000, and
1999, respectively. At December 31, 2001, approximate future minimum lease commitments, net of lease receivables, are not significant.


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

                                                               Contract or
                                                             Notional Amount
         Financial instruments whose contract amounts
             represent credit risk-
                Unfunded lines of credit                       $116,134,000
                Commitments to extend credit                     37,758,000
                Standby letters of credit                         5,373,000

Unfunded lines of credit and commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The average collateral value held on letters of credit exceeds the contract amount.

The Company has no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.


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

The following table provides a reconciliation of the plan's benefit obligations and fair value of plan assets over the two-year period ended December 31, 2001, and a statement of the funded status as of December 31, 2001 and 2000:


                                                                                         2001              2000
                                                                                     -----------       -----------
         Reconciliation of benefit obligations-
             Benefit obligation at January 1                                         $11,885,661       $10,793,838
             Service cost - benefits earned during the period                            847,620           845,372
             Interest cost on projected benefit obligation                               970,710           816,583
             Actuarialloss                                                             1,117,567               565
             Benefits paid                                                              (637,976)         (570,697)
                                                                                     -----------       -----------

             Benefit obligation at December 31                                        14,183,582        11,885,661
                                                                                     -----------       -----------

         Reconciliation of fair value of plan assets-
             Fair value of plan assets at January 1                                   12,864,027        11,695,263
             Actual return on plan assets                                               (337,724)        1,018,391
             Employer contributions                                                      742,923           721,070
             Benefits paid                                                              (637,976)         (570,697)
                                                                                     -----------       -----------

             Fair value of plan assets at December 31                                 12,631,250        12,864,027
                                                                                     -----------       -----------

         Funded status-
             Funded status at December 31                                             (1,552,332)          978,366
             Unrecognized loss from past experience different than
                  that assumed and effects of changes in assumptions                   3,268,617           659,593
             Unrecognized prior-service cost                                             211,935           229,896
                                                                                     -----------       -----------

         Net amount recognized (prepaid pension cost included
             in other assets)                                                        $ 1,928,220       $ 1,867,855
                                                                                     ===========       ===========


Net periodic pension cost for the years ended December 31, 2001, 2000, and 1999, included the following components:


                                                                               Year Ended December 31,
                                                                    ----------------------------------------------
                                                                       2001              2000               1999
                                                                    ----------        ----------         ---------
         Service cost - benefits earned during the period           $  847,620        $  845,372         $ 874,008
         Interest cost on projected benefit obligation                 970,710           816,583           725,205
         Expected return on plan assets                             (1,153,733)       (1,058,787)         (993,649)
         Amortization of prior-service cost                             17,961            17,961            17,961
         Amortization of unrecognized net loss                               -                 -            32,887
                                                                    ----------        ----------         ---------

         Net periodic pension cost                                  $  682,558        $  621,129         $ 656,412
                                                                    ==========        ==========         =========


The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:


                                                                           2001             2000          1999
                                                                           ----             ----          ----
         Weighted average discount rate                                     6.9%            7.5%          7.5%
         Rate of increase in future compensation levels                      4%              4%            4%
         Expected long-term rate of return on assets                        8.5%            8.5%          8.5%


As of December 31, 2001 and 2000, the fair value of the plan's assets included Company stock valued at approximately $297,000 and $310,000, respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company's contributions over a seven-year period. Costs related to the Company's defined contribution plan totaled $1,858,000, $1,874,000 and $2,111,000 in 2001, 2000 and 1999, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings.


13.  DIVIDENDS FROM SUBSIDIARIES:
     ----------------------------

At  December  31,  2001,   approximately   $18,300,000  was  available  for  the
declaration of dividends by the Company's subsidiary banks without the prior approval of regulatory agencies.


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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined), to average assets (as defined). Management believes as of December 31, 2001 and 2000, that Bankshares and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2001 and 2000, the most recent notification from each respective subsidiaries' primary regulator categorized each of Bankshares' subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the institutions' categories. Bankshares' and its significant subsidiaries' actual capital amounts and ratios are presented in the table below:


                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                            For Capital              Prompt Corrective
                                                Actual                    Adequacy Purposes:         Action Provisions:
                                              ----------------------    ----------------------     ----------------------
                                                 Amount         Ratio       Amount       Ratio         Amount      Ratio
                                              -------------      ---    --------------   -----     --------------  ------
As of December 31, 2001:
    Total Capital (to Risk-Weighted Assets):
      Consolidated                            $ 195,422,000      18%    =>$ 86,380,000   => 8%           N/A         N/A
      First National Bank of Abilene          $  65,676,000      17%    =>$ 31,594,000   => 8%     =>$ 39,492,000  => 10%
      San Angelo National Bank                $  27,945,000      20%    =>$ 10,925,000   => 8%     =>$ 13,656,000  => 10%
      Weatherford National Bank               $  18,931,000      18%    =>$  8,624,000   => 8%     =>$ 10,780,000  => 10%

    Tier I Capital (to Risk-Weighted Assets):
      Consolidated                            $ 184,820,000      17%    =>$ 43,190,000   => 4%           N/A         N/A
      First National Bank of Abilene          $  61,895,000      16%    =>$  2,627,000   => 4%     =>$ 23,695,000  =>  6%
      San Angelo National Bank                $  26,672,000      20%    =>$  1,118,000   => 4%     =>$  8,194,000  =>  6%
      Weatherford National Bank               $  18,019,000      17%    =>$    757,000   => 4%     =>$  6,468,000  =>  6%

    Tier I Capital (to Average Assets):
      Consolidated                            $ 184,820,000      10%    =>$ 56,060,000   => 3%           N/A         N/A
      First National Bank of Abilene          $  61,895,000       9%    =>$ 19,728,000   => 3%     =>$ 32,880,000  =>  5%
      San Angelo National Bank                $  26,672,000       9%    =>$  8,800,000   => 3%     =>$ 14,667,000  =>  5%
      Weatherford National Bank               $  18,019,000       9%    =>$  5,788,000   => 3%     =>$  9,647,000  =>  5%


As of December 31, 2000:
Total Capital (to Risk-Weighted Assets):
      Consolidated                            $ 185,873,000      19%    =>$ 79,330,000   => 8%           N/A         N/A
      First National Bank of Abilene          $  63,909,000      17%    =>$ 30,153,000   => 8%     =>$ 37,691,000  => 10%
      San Angelo National Bank                $  26,635,000      20%    =>$ 10,866,000   => 8%     =>$ 13,583,000  => 10%
      Weatherford National Bank               $  17,488,000      17%    =>$  8,245,000   => 8%     =>$ 10,306,000  => 10%

    Tier I Capital (to Risk-Weighted Assets):
      Consolidated                            $ 175,985,000      18%    =>$ 39,665,000   => 4%           N/A         N/A
      First National Bank of Abilene          $  60,329,000      16%    =>$ 15,076,000   => 4%     =>$ 22,614,000  =>  6%
      San Angelo National Bank                $  25,430,000      19%    =>$  5,433,000   => 4%     =>$  8,150,000  =>  6%
      Weatherford National Bank               $  16,548,000      16%    =>$  4,122,000   => 4%     =>$  6,184,000  =>  6%

    Tier I Capital (to Average Assets):
      Consolidated                            $ 175,985,000      10%    =>$ 50,752,000   => 3%           N/A         N/A
      First National Bank of Abilene          $  60,329,000       9%    =>$ 19,392,000   => 3%     =>$ 32,320,000  =>  5%
      San Angelo National Bank                $  25,430,000      10%    =>$  7,603,000   => 3%     =>$ 12,671,000  =>  5%
      Weatherford National Bank               $  16,548,000       9%    =>$  5,255,000   => 3%     =>$  8,759,000  =>  5%


15.  STOCK OPTION PLAN:
     ------------------

The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2001, the Company had allocated 351,986 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the years ended December 31, 2001, 2000, and 1999, is presented in the table and narrative below:


                                                 2001                      2000                    1999
                                          -------------------       -------------------      -------------------
                                                      Wtd. Avg.                 Wtd. Avg.               Wtd. Avg.
                                          Shares      Ex. Price     Shares      Ex. Price    Shares     Ex. Price
                                          -------      ------       -------      ------      -------      ------
    Outstanding, beginning of year        174,959      $20.51       137,354      $20.18      169,931      $13.43
    Granted                                 3,700       29.82        60,597       20.80            -           -
    Exercised                             (24,480)      14.14       (10,809)      14.90      (26,878)      13.26
    Canceled                               (4,122)      24.95       (12,183)      24.02       (5,699)      18.03
                                          -------      ------       -------      ------      -------      ------

    Outstanding, end of year              150,057      $21.60       174,959      $20.51      137,354      $20.18
                                          =======      ======       =======      ======      =======      ======

    Exercisable at end of year             66,210      $18.94        70,872      $16.37       60,648      $13.54
                                          =======      ======       =======      ======      =======      ======

    Weighted average fair value of
        options granted at date of issue        $29.82                    $20.40                    $    -
                                                ======                    ======                    ======


The options outstanding at December 31, 2001, have exercise prices between $6.76 and $29.82 with a weighted average exercise price of $21.60 and a weighted average remaining contractual life of 6 years. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 2001, 2000 and 1999.The fair value of the options granted in 2001 and 2000 was estimated using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 5.23% and 6.33%, respectively; expected dividend yield of 3.89% and 5.18%, respectively; expected life of 6.0 and 6.0 years, respectively; and expected volatility of 26.49% and 28.31%, respectively.

16.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:
     -------------------------------------------------

Condensed Balance Sheets-December 31, 2001 and 2000


                                 ASSETS                                                 2001              2000
                                 ------                                             ------------      ------------
      Cash in subsidiary bank                                                       $    579,686      $    314,866
      Interest-bearing deposits in banks                                              13,796,338         8,997,055
                                                                                    ------------      ------------

               Total cash and cash equivalents                                        14,376,024         9,311,921

      Investment in securities                                                                 -         9,995,333
      Investment in subsidiaries, at equity                                          202,758,981       179,174,238
      Goodwill, net                                                                      723,375           778,951
      Other assets                                                                       932,986         1,367,971
                                                                                    ------------      ------------

               Total assets                                                         $218,791,366      $200,628,414
                                                                                    ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

      Total liabilities                                                             $  5,137,353      $  4,507,526
      Shareholders' equity-
         Common stock                                                                123,332,520        99,830,020
         Capital surplus                                                              57,824,061        60,592,310
         Retained earnings                                                            28,375,353        38,003,195
         Treasury stock, at cost                                                               -        (3,925,069)
         Unrealized gain on investment in securities
             available-for-sale, net                                                   4,122,079         1,620,432
                                                                                    ------------      ------------

               Total shareholders' equity                                            213,654,013       196,120,888
                                                                                    ------------      ------------

               Total liabilities and shareholders' equity                           $218,791,366      $200,628,414
                                                                                    ============      ============


Condensed Statements of Earnings-
 For the Years Ended December 31, 2001, 2000, and 1999
 -----------------------------------------------------


                                                                      2001             2000              1999
                                                                   -----------       -----------       -----------
      Income-
         Cash dividends from subsidiary banks                      $25,500,000       $21,000,000       $21,729,622
         Excess of earnings over dividends of
             subsidiary banks                                        4,582,993         7,383,516         5,798,751
         Gain on sale of investment in securities
             available-for-sale                                              -           530,097                 -
         Other income                                                1,092,375         1,325,613           816,430
                                                                   -----------       -----------       -----------

                                                                    31,175,368        30,239,226        28,344,803
                                                                   -----------       -----------       -----------
      Expenses-
         Salaries and employee benefits                              1,160,903         1,067,664         1,041,660
         Other operating expenses                                    1,015,184         1,288,508         2,415,987
                                                                   -----------       -----------       -----------

                                                                     2,176,087         2,356,172         3,457,647
                                                                   -----------       -----------       -----------

      Earnings before income taxes                                  28,999,281        27,883,054        24,887,156

      Income tax benefit                                               355,224           432,993           803,385
                                                                   -----------       -----------       -----------

      Net earnings                                                 $29,354,505       $28,316,047       $25,690,541
                                                                   ===========       ===========       ===========


Condensed Statements of Cash Flows-
  For the Years Ended December 31, 2001, 2000, and 1999
  -----------------------------------------------------


                                                                       2001             2000              1999
                                                                   -----------       -----------       -----------
      Cash flows from operating activities-
        Net earnings                                               $29,354,505       $28,316,047       $25,690,541
        Adjustments to reconcile net earnings to net
         cash provided by operating activities-
           Excess of earnings over
               dividends of subsidiary banks                        (4,582,993)       (7,383,516)       (5,798,751)
           Depreciation                                                 32,658            26,222            28,566
           Discount accretion, net of premium
               amortization                                             (4,667)          (12,133)                -
           Amortization of goodwill                                     55,576            55,576            55,576
           Gain on sale of securities                                        -          (530,097)                -
           Decrease (increase) in other assets                         559,515          (178,092)         (296,818)
           Increase (decrease) in liabilities                          186,391           448,225          (352,053)
                                                                   -----------       -----------       -----------

                  Net cash provided by operating
                      activities                                    25,600,985        20,742,232        19,327,061
                                                                   -----------       -----------       -----------

      Cash flows from investing activities-
        Capital expenditures                                          (157,291)           (2,266)            4,663
        Activity in available-for-sale securities-
         Sales                                                               -           530,097                 -
         Maturities                                                 10,000,000                 -                 -
         Purchases                                                           -        (9,983,200)                -
        Cash payment for stock in acquisition                      (16,500,000)                -                 -
                                                                   -----------       -----------       -----------

                  Net cash (used in) provided by
                        investing activities                        (6,657,291)       (9,455,369)            4,663
                                                                   -----------       -----------       -----------


      Cash flows from financing activities-
        Proceeds of stock issuances                                    356,670           161,919           358,208
        Acquisition of treasury stock                                 (315,050)       (3,925,069)                -
        Cash dividends paid                                        (13,921,211)      (12,543,863)      (10,954,982)
                                                                   -----------       -----------       -----------

                  Net cash used in financing activities            (13,879,591)      (16,307,013)      (10,596,774)
                                                                   -----------       -----------       -----------

      Net increase (decrease) in cash and cash equivalents           5,064,103        (5,020,150)        8,734,950

      Cash and cash equivalents, beginning of year                   9,311,921        14,332,071         5,597,121
                                                                   -----------       -----------       -----------

      Cash and cash equivalents, end of year                       $14,376,024       $ 9,311,921       $14,332,071
                                                                   ===========       ===========       ===========


17.  BUSINESS COMBINATION:
     ---------------------

In July 2001, the Company purchased all of the outstanding stock of City National Bancshares, Inc. ("City") and its subsidiary, City National Bank for $16,500,000 in cash. The total purchase price exceeded the estimated fair market value of net assets acquired by approximately $7,800,000, of which approximately $950,000 was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. The identifiable intangible asset represents the future benefit associated with the acquisition of the core deposits of City and is being amortized over seven years utilizing a method that approximates the expected attrition of the deposits.

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

The  following  is  a  condensed   consolidated  balance  sheet  disclosing  the
preliminary estimated fair value amounts assigned to the major asset and liability captions at the acquisition date.

                                     ASSETS

         Cash and cash equivalents                             $   9,651,769
         Investment in securities                                 29,717,834
         Loans, net                                               51,061,735
         Goodwill                                                  6,891,959
         Identifiable intangible asset                               946,073
         Other assets                                              1,465,727
                                                               -------------

         Total assets                                          $  99,735,097
                                                               =============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

         Noninterest-bearing deposits                          $  11,949,766
         Interest-bearing deposits                                70,575,256
         Other liabilities                                           710,075
         Shareholders' equity                                     16,500,000
                                                               -------------

         Total liabilities and shareholder's equity            $  99,735,097
                                                               =============

     Goodwill recorded in the acquisition of City will be accounted for in accordance with SFAS No. 142. Accordingly, goodwill will not be amortized, rather it will be tested for impairment annually. The goodwill and identifiable intangible asset recorded are not expected to be deductible for federal income tax purposes. Management believes the proforma impact of City is not material to the Company's financial statements.

Cash flow information relative to the acquisition of City is, as follows:

         Fair value of assets acquired                         $   99,735,097
         Cash paid for the capital stock of City                   16,500,000
                                                               --------------

         Liabilities assumed                                   $   83,235,097
                                                               ==============


18.  CASH FLOW INFORMATION:
     ----------------------

Supplemental information on cash flows and noncash transactions is as follows:


                                                                               Year Ended December 31,
                                                                   ---------------------------------------------
                                                                       2001            2000             1999
                                                                   -----------       -----------     -----------
     Supplemental cash flow information-
       Interest paid                                               $46,243,602       $48,123,200     $43,625,728
       Federal income taxes paid                                    13,227,101        13,227,192      11,750,380

     Schedule of noncash investing and financing activities-
       Assets acquired through foreclosure                             628,797           285,195         417,800
       Retirement of treasury stock                                  4,240,119                 -               -
