Form 10-Q
period 2002-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2002-05-14
CIK 36029

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                                 --------------

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
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 2002.

              Class                                Number of Shares Outstanding
----------------------------------------           ----------------------------
Common Stock, Par Value $10.00 Per Share                     12,345,718


THE AUDIT COMMITTEE OF THE COMPANY DECIDED TO NOT APPOINT ARTHUR ANDERSEN, LLP AS AUDITORS FOR THE YEAR ENDED DECEMBER 31, 2002: THEREFORE, THIS FORM 10-Q HAS NOT BEEN REVIEWED BY INDEPENDENT PUBLIC ACCOUNTANTS.

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

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 2002 and 2001, and December 31, 2001, and the consolidated statements of earnings and comprehensive earnings for the three months ended March 31, 2002 and 2001, changes in shareholders' equity for the year ended December 31, 2001 and three months ended March 31, 2002, and cash flows for the three months ended March 31, 2002 and 2001, follow on pages 4 through 8.


THE COMPANY IS IN THE PROCESS OF ENGAGING NEW INDEPENDENT PUBLIC ACCOUNTANTS, WHOSE REVIEW OF FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002, WILL INCLUDE A REVIEW OF FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2002. IF, UPON COMPLETION OF THE REVIEW BY THE NEW INDEPENDENT PUBLIC ACCOUNTANTS, THERE IS A CHANGE TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2002, THE COMPANY WILL AMEND THIS FORM 10-Q.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,
                                                                      ---------------------------------------
                                                                                   Unaudited
                                                                      ---------------------------------------      December 31,
                                                                             2002                 2001                 2001
                                                                      ------------------   ------------------   ------------------
ASSETS
    Cash and due from banks                                           $       72,697,896   $       77,523,944   $      112,150,214
    Federal funds sold                                                        66,600,000          137,035,000           72,975,000
                                                                      ------------------   ------------------   ------------------
       Cash and cash equivalents                                             139,297,896          214,558,944          185,125,214

    Interest-bearing deposits in banks                                         3,285,862              304,402            1,374,285
    Investment securities:
       Securities held-to-maturity (market value
          of $277,205,120 and $359,166,606 at
          March 31, 2002 and 2001, respectively and
          $298,569,794 at December 31, 2001)                                 260,525,944          342,956,710          290,674,490
       Securities available-for-sale, at market value                        457,867,988          282,657,647          431,019,205
                                                                      ------------------   ------------------   ------------------
                    Total investment securities                              718,393,932          625,614,357          721,693,695

    Loans                                                                    940,581,045          868,839,197          940,130,975
        Less: Allowance for loan losses                                       10,858,537            9,575,017           10,602,419
                                                                      ------------------   ------------------   ------------------
    Net loans                                                                929,722,508          859,264,180          929,528,556

    Bank premises and equipment, net                                          41,999,675           39,719,772           42,012,431
    Goodwill and intangible assets                                            24,678,180           18,104,962           24,711,969
    Other assets                                                              27,706,306           26,513,375           25,247,980
                                                                      ------------------   ------------------   ------------------

TOTAL ASSETS                                                          $    1,885,084,359   $    1,784,079,992   $    1,929,694,130
                                                                      ==================   ==================   ==================

LIABILITIES
    Noninterest-bearing deposits                                      $      379,903,568   $      338,892,867   $      389,406,666
    Interest-bearing deposits                                              1,250,010,924        1,202,155,016        1,295,755,932
                                                                      ------------------   ------------------   ------------------
       Total deposits                                                      1,629,914,492        1,541,047,883        1,685,162,598

    Dividends payable                                                          3,703,567            3,251,223            3,699,976
    Securities sold under agreements to repurchase                            23,366,804           25,441,199           19,847,067
    Other liabilities                                                         10,881,975           12,463,925            7,330,476
                                                                      ------------------   ------------------   ------------------

       Total liabilities                                                   1,667,866,838        1,582,204,230        1,716,040,117

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock - $10 par value; authorized
          20,000,000 shares; 12,345,224
          issued and outstanding at March 31, 2002;
          9,852,192 shares issued and
          9,849,592 shares oustanding at March 31, 2001;
          12,333,252 shares issued and outstanding
          at December 31, 2001                                               123,452,240           98,521,920          123,332,520
    Capital surplus                                                           57,885,885           57,790,905           57,824,061
    Retained earnings                                                         32,850,441           41,755,721           28,375,353
    Treasury stock, at cost  - 2,600 shares at March 31, 2001                          -              (82,388)                   -
    Unrealized gain on investment securities
          available-for-sale, net                                              3,028,955            3,889,604            4,122,079


       Total shareholders' equity                                            217,217,521          201,875,762          213,654,013
                                                                      ------------------   ------------------   ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $    1,885,084,359   $    1,784,079,992   $    1,929,694,130
                                                                      ==================   ==================   ==================

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                        --------------------------------------
                                                                                               2002                 2001
                                                                                        -----------------    -----------------
INTEREST INCOME
    Interest and fees on loans                                                          $      16,516,013    $      19,575,307
    Interest on investment securities:
             Taxable                                                                            7,967,321            7,806,633
             Exempt from federal income tax                                                     1,730,944            1,478,280
    Interest on federal funds sold and interest-bearing deposits in banks                         258,410            1,086,292
                                                                                        -----------------    -----------------
      Total interest income                                                                    26,472,688           29,946,512

INTEREST EXPENSE
    Interest-bearing deposits                                                                   6,985,166           12,711,098
    Other                                                                                          87,300              315,519
                                                                                        -----------------    -----------------
      Total interest expense                                                                    7,072,466           13,026,617
                                                                                        -----------------    -----------------

NET INTEREST INCOME                                                                            19,400,222           16,919,895
    Provision for loan losses                                                                     398,500              366,383
                                                                                        -----------------    -----------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                                                  19,001,722           16,553,512

NONINTEREST INCOME
    Trust department income                                                                     1,424,070            1,517,048
    Service fees on deposit accounts                                                            3,556,860            3,506,308
    ATM fees                                                                                      511,003              451,976
    Real estate mortgage fees                                                                     422,029              272,396
    Net gain on securities transactions                                                                 -               54,850
    Other                                                                                       1,010,943              898,223
                                                                                        -----------------    -----------------
      Total noninterest income                                                                  6,924,905            6,700,801

NONINTEREST EXPENSE
    Salaries and employee benefits                                                              7,839,410            6,886,204
    Net occupancy expense                                                                         954,185              936,575
    Equipment expense                                                                           1,184,888            1,081,623
    Printing, stationery & supplies                                                               419,625              230,116
    Correspondent bank service charges                                                            362,992              303,822
    Amortization of intangible assets                                                              33,789              410,342
    Other expenses                                                                              3,439,431            3,306,203
                                                                                        -----------------    -----------------
      Total noninterest expense                                                                14,234,320           13,154,885
                                                                                        -----------------    -----------------

EARNINGS BEFORE INCOME TAXES                                                                   11,692,307           10,099,428
    Income tax expense                                                                          3,513,651            3,095,678
                                                                                        -----------------    -----------------

NET EARNINGS                                                                            $       8,178,656    $       7,003,750
                                                                                        =================    =================

EARNINGS PER SHARE, BASIC (1)                                                           $            0.66    $            0.57

EARNINGS PER SHARE, ASSUMING DILUTION (1)                                               $            0.66    $            0.56

DIVIDENDS PER SHARE (1)                                                                 $            0.30    $            0.26

 (1) Per share amounts are adjusted to reflect 25% stock dividend issued June 1, 2001

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                          ------------------------------------
                                                                                                2002                2001
                                                                                          ---------------    -----------------
NET EARNINGS                                                                              $     8,178,656    $       7,003,750

    OTHER ITEMS OF COMPREHENSIVE EARNINGS
       Change in unrealized gain on investment
           securities available-for-sale, before income taxes                                  (1,681,729)           3,545,884
       Reclassification adjustment for realized gains on investment
           in securities included in net earnings, before income taxes                               -                 (54,850)
                                                                                          ---------------    -----------------

           Total other items of comprehensive earnings, before tax                             (1,681,729)           3,491,034

       Income tax (benefit) expense related to other
           items of comprehensive earnings                                                       (588,605)           1,221,862
                                                                                          ---------------    -----------------


COMPREHENSIVE EARNINGS                                                                    $     7,085,532    $       9,272,922
                                                                                          ===============    =================

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                        Unrealized
                                                                                                          Gain on
                                                                                                         Investment
                                         Common Stock                                                    Securities       Total
                                   -------------------------    Capital      Retained       Treasury      Available    Shareholders'
                                      Shares       Amount       Surplus      Earnings   Stock, at cost  For Sale, Net     Equity
                                   ----------  -------------  ------------  ------------  -------------  -----------  -------------
Balances at December 31, 2000       9,983,002  $  99,830,020  $ 60,592,310  $ 38,003,195  $  (3,925,069) $ 1,620,432  $ 196,120,888

     Net earnings                           -              -             -    29,354,505              -            -     29,354,505

     Stock split-up,effected in the
      form of a 25% stock dividend  2,461,770     24,617,700             -   (24,617,700)             -            -              -

     Stock issuances                   24,480        244,800       111,870             -              -            -        356,670

     Cash dividends declared,
      $1.16 per share                       -              -             -   (14,364,647)             -            -    (14,364,647)

     Acquisition of treasury stock          -              -             -             -       (315,050)           -       (315,050)

     Retirement of treasury stock    (136,000)    (1,360,000)   (2,880,119)            -      4,240,119            -              -

     Change in unrealized gain
      on investment securities
      available-for-sale, net               -              -             -             -              -    2,501,647      2,501,647
                                   ----------  -------------  ------------  ------------  -------------  -----------  -------------

Balances at December 31, 2001      12,333,252    123,332,520    57,824,061    28,375,353              -    4,122,079    213,654,013

     Net earnings                           -              -             -     8,178,656              -            -      8,178,656

     Stock issuances                   11,972        119,720        61,824             -              -            -        181,544

     Cash dividends declared,
      $.30 per share                        -              -             -    (3,703,568)             -            -     (3,703,568)

     Change in unrealized gain
      on investment securities
      available-for-sale, net               -              -             -             -              -   (1,093,124)    (1,093,124)
                                   ----------  -------------  ------------  ------------  -------------  -----------  -------------


Balances at March 31, 2002
     (unaudited)                   12,345,224  $ 123,452,240  $ 57,885,885  $ 32,850,441  $           -  $ 3,028,955  $ 217,217,521
                                   ==========  =============  ============  ============  =============  ===========  =============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                    ------------------------------------
                                                                                           2002                2001
                                                                                    -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                   $       8,178,656   $      7,003,750
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
          Depreciation and amortization                                                     1,076,739          1,384,044
          Provision for loan losses                                                           398,500            366,383
          Premium amortization, net of discount accretion                                   1,227,432            295,083
          Loss (gain) on sale of assets                                                         4,500            (49,335)
          Deferred federal income tax benefit                                                 (98,232)          (534,272)
          (Increase) decrease in other asset                                               (1,880,620)         1,693,635
          Increase in other liabilities                                                     3,551,499          4,065,198
                                                                                    -----------------   ----------------
             Total adjustments                                                              4,279,818          7,220,736
                                                                                    -----------------   ----------------
         Net cash provided by operating activities                                         12,458,474         14,224,486

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest-bearing deposits in banks                                    (1,911,577)          (200,064)
     Activity in available-for-sale securities:
         Sales                                                                                      -         11,629,482
         Maturities                                                                        18,880,598         23,235,639
         Purchases                                                                        (50,399,939)       (51,772,872)
     Activity in held-to-maturity securities:
         Maturities                                                                        33,404,765         69,737,620
         Purchases                                                                         (1,494,822)       (20,940,707)
     Net increase in loans                                                                   (487,821)       (10,296,565)
     Capital expenditures                                                                  (1,065,755)          (686,845)
     Proceeds from sale of assets                                                              35,561            170,400
                                                                                    -----------------   ----------------
         Net cash (used in) provided by investing activities                               (3,038,990)        20,876,088

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in noninterest-bearing deposits                               (9,503,098)         2,615,934
     Net (decrease) increase in interest-bearing deposits                                 (45,745,008)        18,558,249
     Net increase (decrease) in securities sold under agreements to repurchase              3,519,737           (723,160)
     Common stock transactions:
         Acquisition of treasury stock                                                              -           (315,050)
         Proceeds from stock issuances                                                        181,544             48,226
     Dividends paid                                                                        (3,699,977)        (3,256,541)
                                                                                    -----------------   ----------------
         Net cash (used in) provided by financing activities                              (55,246,802)        16,927,658
                                                                                    -----------------   ----------------

     Net (decrease) increase in cash and cash equivalents                                 (45,827,318)        52,028,232

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            185,125,214        162,530,712
                                                                                    -----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     139,297,896   $    214,558,944
                                                                                    =================   ================

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid                                                                  $       7,937,200   $     12,273,377
     Federal income tax paid                                                                  125,000                  -
     Assets acquired through foreclosure                                                       30,321             54,614
     Loans to finance the sale of other real estate                                           134,952                  -
     Retirement of treasury stock                                                                   -          4,157,731

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the quarters ended March 31, 2002 and 2001, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby, the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended March 31, 2002 and 2001, were 12,340,353 and 12,312,509 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended March 31, 2002 and 2001, were 12,389,543 and 12,346,117 shares, respectively.

Note 3 - Goodwill and Other Intangible Assets - Adoption of Statement 142

In June 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill no longer be amortized, but instead be reviewed for impairment. The Company adopted SFAS 142 on January 1, 2002 and discontinued amortization on goodwill amounting to $23,765,896. The Company plans to conduct its initial impairment test in the three months ending June 30, 2002. A reconciliation adjusting comparative net earnings and earnings per share for the three months ended March 31, 2002, follows:


                                                                                    Three Months Ended
                                                                             ---------------------------------
                                                                                 2002                2001
                                                                             ------------        -------------

    Reported net earnings                                                    $  8,178,656        $   7,003,750
    Add back: Goodwill amortization, net of tax benefit                              -                 305,342
                                                                             ------------        -------------
    Adjusted net earnings                                                    $  8,178,656        $   7,309,092
                                                                             ============        =============

    Basic earnings per share:
       Reported net earnings                                                 $        .66        $         .57
       Goodwill amortization, net of tax benefit                                     -                     .02
                                                                             ------------        -------------
       Adjusted net earnings                                                 $        .66        $         .59
                                                                             ============        =============

    Earnings per share, assuming dilution:
       Reported net earnings                                                 $        .66        $         .56
       Goodwill amortization, net of tax benefit                                     -                     .02
                                                                             ------------        -------------
       Adjusted net earnings                                                 $        .66        $         .58
                                                                             ============        =============


Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Operating Results
-----------------

Net income for the first quarter 2002 totaled $8.2 million, an increase of $1.2 million, or 16.8% over earnings of $7.0 million for the same period last year. The earnings improvement for 2002 resulted primarily form increased net interest income. On a basic earnings per share basis, earnings amounted to $0.66 per share as compared to $0.57 per share for first quarter 2001. Return on average assets and return on average equity for the first quarter 2002 amounted to 1.76% and 15.50%, respectively. For the same period in 2001, return on average assets and return on average equity amounted to 1.63% and 14.50%, respectively.

Tax-equivalent net interest income for the first quarter 2002 amounted to $20.3 million as compared to $17.6 million for the same period last year. The increase resulted from growth in average earning assets coupled with an improved net interest margin. Average earning assets were $1.718 billion for the first quarter of 2002 which was $132 million, or 8.3% above the first quarter 2001 average. The cash purchase acquisition completed in July 2001contributed approximately $89 million to the 2002 growth. The Company's net interest margin amounted to 4.79% for the first quarter 2002 as compared to 4.51% for the same period last year. The higher net interest margin for 2002 reflects the Company's progress in repricing interest bearing liabilities following the rapid decline in interest rates which occurred in the early part of 2001.

The provision for loan losses for the first quarter 2002 totaled $399 thousand as compared to $366 thousand for the first quarter last year. Net charge offs for the first quarter totaled $143 thousand as compared to $679 thousand for the first quarter 2001. On an annualized basis, net charge offs for the first quarter 2002 amounted to .06% of loans as compared to .32% for the same period last year. At March 31, 2002 the allowance for losses amounted to 224.9% of nonperforming loans and 1.15% of total loans, which was considered by management to be adequate.

Total noninterest income for the first quarter was $6.9 million, as compared to $6.7 million for the same period last year. Trust fees for the first quarter
2002 amounted to $1.4 million which was $93 thousand below the first quarter 2001 total. The decrease resulted primarily from lower fees earned on certain trust assets affected by lower market valuations. For the first quarter 2002 service charges on deposit accounts amounted to $3.5 million, $50 thousand higher than the amount earned in the same period last year. ATM fees amounted to $511 thousand for the first quarter 2002 as compared to $452 for the same period last year. Real estate mortgage fees for the first quarter 2002 amounted to $422 thousand which represented a $150 thousand increase when compared to the same period last year. The higher level of real estate mortgage fees reflect an increased volume of new loan and refinance transactions during 2002 attributable to relative low mortgage loan rates. Other noninterest income for the first quarter 2002 amounted to $1.0 million as compared to $898 thousand for the same period last year. The first quarter 2002 total other noninterest income includes $175 thousand which represents check printing fees that, in prior periods, were recorded as a reduction in printing and supplies expense.

Noninterest expense for the first quarter 2002 amounted to $14.2 million as compared to $13.2 million for the first quarter 2001. Salaries and employee benefits expense for the first quarter totaled $7.8 million as compared to $6.9 million for the first quarter last year. The cash purchase acquisition completed in July 2001 accounted for $297 thousand of the increase over the first quarter 2001 salaries and benefits expense with the remaining increase attributable to salary increases and higher costs of employee benefits. Net occupancy and equipment expense in aggregate for the first quarter 2002 increased $120. Higher depreciation expense was the primary factor contributing to the increase. Amortization expense for intangible assets for the first quarter 2002 decreased $377 thousand due to a change in accounting principles. Printing and supplies expense for the first quarter amounted to $420 thousand as compared to $230 thousand for the first quarter last year, primarily due to $175 thousand in check printing fees included in noninterest income in 2002, which were recorded as a reduction in printing and supplies expense in 2001. The Company's key indicator of operating efficiency, noninterest expense as a percent of net interest income and noninterest income, improved to 52.31% for the first quarter as compared to 54.18% for the first quarter in 2001.

Balance Sheet Review
--------------------

Total assets at March 31, 2002, amounted to $1.885 billion as compared to $1.930 billion at December 31, 2001, and $1.784 billion at March 31, 2001. The decrease in total assets from December 31, 2001 resulted primarily from a reduction in cash and due from banks which reflects a decrease in total deposits.

Loans at March 31, 2002, totaled $941 million as compared to $940 million at year-end 2001 and $869 million at March 31, 2001. As compared to year-end 2001 amounts, loans at March 31, 2002, reflect (i) a $6.4 million increase in commercial loans; (ii) a $7.2 million decrease in agricultural loans; and (iii) a $1 million increase in consumer loans. Compared to March 31, 2001, loans at March 31, 2002, reflect; (i.) a $13.7 million increase in commercial loans; (ii) a $59.8 million increase in real estate loans; and (iii) a $2.5 million decrease in consumer loans. Investment securities at March 31, 2002, totaled $718 million as compared to $722 million at year-end 2001 and $626 million at March 31, 2001. The net unrealized gain in the investment portfolio at March 31, 2002, amounted to $12.3 million and had an overall yield of 5.96%. At March 31, 2002, the Company did not hold any structured notes or CMOs that entail higher risks than standard mortgage-backed securities. Total deposits at March 31, 2002, amounted to $1.630 billion as compared to $1.685 billion at year-end 2001 and $1.541 billion at March 31, 2001. The decrease in deposits at March 31, 2002 when compared to year end 2001 represents seasonal declines plus the Company's strategy not to match higher market rates on certain interest-bearing deposit products.

Nonperforming assets at March 31, 2002, totaled $5.6 million as compared to $4.8 million at December 31, 2001. The increase resulted primarily from a $1.0 million increase nonaccrual loans. At .60% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 8 of this report. At March 31, 2002, the parent company had no debt outstanding under its $25 million line of credit with an unaffiliated financial institution. Total equity capital amounted to $217.2 million at March 31, 2002, which was up from $213.7 million at year-end 2001 and $201.9 million at March 31, 2001. The Company's risk-based capital and leverage ratios at March 31, 2002, were 18.64% and 10.22%, respectively. The first quarter 2002 cash dividend of $0.30 per share totaled $3.7 million and represented 45.3% of first quarter earnings. On April 23, 2002, the Company declared a $0.35 per share cash dividend payable July 1, 2002.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. Each subsidiary bank has an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. As of March 31, 2002, management estimates that, over the next twelve months, an upward shift of interest rates by 150 basis points would result in an increase of projected net interest income of 2.35% and a downward shift of interest rates by 150 basis points would result in a reduction in projected net interest income of 5.22%. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at March 31, 2002, will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results would, in management's belief, be different from the foregoing estimates, and such results could be material.

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






                                             FIRST FINANCIAL BANKSHARES, INC.


Date: May 14, 2002                      By:  /S/CURTIS R. HARVEY
      ------------------                     ----------------------------------
                                             Curtis R. Harvey
                                             Executive Vice President and
                                             Chief Financial Officer




Date: May 14, 2002                      By:  /S/SANDY LESTER
      ------------------                     ----------------------------------
                                             Sandy Lester
                                             Secretary-Treasurer