Form 10-Q
period 2002-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2002-08-14
CIK 36029

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                           period ended June 30, 2002
                                        -------------

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
                                             ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 2002.

             Class                              Number of Shares Outstanding
             -----                              ----------------------------
Common Stock, Par Value $10.00 Per Share                  12,355,782

                                TABLE OF CONTENTS

                                     PART I


                              FINANCIAL INFORMATION

    Item                                                                   Page
    ----                                                                   ----


      1.     Consolidated Financial Statements and Notes to
               Consolidated Financial Statements                            3


      2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10


      3.     Quantitative and Qualitative Disclosures About Market Risk    12


             Signatures                                                    13


                                     PART II


                                OTHER INFORMATION


      6.     Exhibits                                                      14

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 2002 and 2001, and December 31, 2001, and the consolidated statements of earnings and comprehensive earnings for the three months and six months ended June 30, 2002 and 2001, changes in shareholders' equity for the year ended December 31, 2001 and six months ended June 30, 2002, and cash flows for the six months ended June 30, 2002 and 2001, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         June 30,
                                                                           ------------------------------------
                                                                                        Unaudited
                                                                           ------------------------------------        December 31,
                                                                                2002                 2001                 2001
                                                                           ----------------    ----------------    -----------------
ASSETS
    Cash and due from banks                                                $     93,908,407    $     78,397,631    $     112,150,214
    Federal funds sold                                                           46,450,000          74,125,000           72,975,000
                                                                           ----------------    ----------------    -----------------
       Cash and cash equivalents                                                140,358,407         152,522,631          185,125,214

    Interest-bearing deposits in banks                                               21,071             304,455            1,374,285
    Investment securities:
       Securities held-to-maturity (market value of
       $250,770,960 and $338,568,090 at June 30, 2002
       and 2001, respectively; $298,569,794 at December 31, 2001)               241,270,327         321,058,211          290,674,490
       Securities available-for-sale, at market value                           514,055,402         339,525,470          431,019,205
                                                                           ----------------    ----------------    -----------------
                    Total investment securities                                 755,325,729         660,583,681          721,693,695

    Loans                                                                       935,174,382         862,786,862          940,130,975
        Less:         Allowance for loan losses                                  11,119,945           9,672,505           10,602,419
                                                                           ----------------    ----------------    -----------------
    Net loans                                                                   924,054,437         853,114,357          929,528,556

    Bank premises and equipment, net                                             41,355,266          40,754,291           42,012,431
    Goodwill and intangible assets                                               24,644,391          17,694,621           24,711,969
    Other assets                                                                 24,781,515          26,384,417           25,247,980
                                                                           ----------------    ----------------    -----------------

TOTAL ASSETS                                                               $  1,910,540,816    $  1,751,358,453    $   1,929,694,130
                                                                           ================    ================    =================

LIABILITIES
    Noninterest-bearing deposits                                           $    398,219,497    $    330,407,818    $     389,406,666
    Interest-bearing deposits                                                 1,249,649,814       1,188,058,484        1,295,755,932
                                                                           ----------------    ----------------    -----------------
       Total deposits                                                         1,647,869,311       1,518,466,302        1,685,162,598

    Dividends payable                                                             4,323,622           3,695,865            3,699,976
    Securities sold under agreements to repurchase                               22,349,997          12,586,776           19,847,067
    Other liabilities                                                             8,282,439           9,961,101            7,330,476
                                                                           ----------------    ----------------    -----------------

       Total liabilities                                                      1,682,825,369       1,544,710,044        1,716,040,117
                                                                           ----------------    ----------------    -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock - $10 par value; authorized 20,000,000 shares; 12,354,111 amd
       12,319,549 issued and outstanding at June 30, 2002 and 2001, respectively; 12,333,252
       issued and outstanding at December 31, 2001                              123,541,110         123,195,490          123,332,520
    Capital surplus                                                              57,980,651          57,721,279           57,824,061
    Retained earnings                                                            37,048,374          20,708,837           28,375,353
    Unrealized gain on investment securities available-for-sale, net              9,145,312           5,022,803            4,122,079
                                                                           ----------------    ----------------    -----------------

       Total shareholders' equity                                               227,715,447         206,648,409          213,654,013
                                                                           ----------------    ----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  1,910,540,816    $  1,751,358,453    $   1,929,694,130
                                                                           ================    ================    =================


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                                   Three Months Ended                     Six Months Ended
                                                                        June 30,                               June 30,
                                                           ----------------------------------    -----------------------------------
                                                                 2002               2001                2002               2001
                                                           ---------------    ---------------    ---------------     ---------------
INTEREST INCOME
    Interest and fees on loans                             $    16,205,273    $    18,792,018    $    32,721,285     $    38,367,324
    Interest on investment securities:
              Taxable                                            8,110,070          7,759,393         16,031,768          15,566,024
              Exempt from federal income tax                     1,786,690          1,540,063          3,517,634           3,018,344
    Interest on federal funds sold and
     interest-bearing deposits in banks                            312,244          1,120,820            570,653           2,207,112
                                                           ---------------    ---------------    ---------------     ---------------
       Total interest income                                    26,414,277         29,212,294         52,841,340          59,158,804

INTEREST EXPENSE
    Interest-bearing deposits                                    6,174,507         11,531,888         13,159,675          24,242,985
    Other                                                           71,196            247,051            158,496             562,571
                                                           ---------------    ---------------    ---------------     ---------------
       Total interest expense                                    6,245,703         11,778,939         13,318,171          24,805,556
                                                           ---------------    ---------------    ---------------     ---------------

NET INTEREST INCOME                                             20,168,574         17,433,355         39,523,169          34,353,248
    Provision for loan losses                                      510,334            497,334            908,834             863,717
                                                           ---------------    ---------------    ---------------     ---------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                   19,658,240         16,936,021         38,614,335          33,489,531

NONINTEREST INCOME
    Trust department income                                      1,448,115          1,478,317          2,872,185           2,995,365
    Service fees on deposit accounts                             3,807,718          3,741,899          7,364,577           7,248,672
    ATM fees                                                       591,208            478,447          1,102,212             929,691
    Real estate mortgage fees                                      369,130            497,458            791,158             769,854
    Net gain on securities transactions                             19,256             12,763             19,256              67,612
    Other                                                          960,049            852,343          2,016,615           1,746,716
                                                           ---------------    ---------------    ---------------     ---------------
              Total noninterest income                           7,195,476          7,061,227         14,166,003          13,757,910

NONINTEREST EXPENSE
    Salaries and employee benefits                               7,870,706          6,985,845         15,710,117          13,872,049
    Net occupancy expense                                        1,031,438            953,849          1,985,623           1,890,423
    Equipment expense                                            1,156,209          1,058,845          2,341,096           2,139,121
    Printing, stationery & supplies                                439,231            243,583            860,661             470,103
    Correspondent bank service charges                             375,845            329,584            738,837             633,409
    Amortization of intangible assets                               33,789            410,437             67,578             820,778
    Other expenses                                               3,769,600          3,526,259          7,207,223           6,833,285
                                                           ---------------    ---------------    ---------------     ---------------
              Total noninterest expense                         14,676,818         13,508,402         28,911,135          26,659,168
                                                           ---------------    ---------------    ---------------     ---------------

EARNINGS BEFORE INCOME TAXES                                    12,176,898         10,488,846         23,869,203          20,588,273
    Income tax expense                                           3,655,140          3,201,825          7,168,792           6,297,502
                                                           ---------------    ---------------    ---------------     ---------------

NET EARNINGS                                               $     8,521,758    $     7,287,021    $    16,700,411     $    14,290,771
                                                           ===============    ===============    ===============     ===============

EARNINGS PER SHARE, BASIC (1)                              $          0.69    $          0.59    $          1.35     $          1.16

EARNINGS PER SHARE, ASSUMING DILUTION (1)                  $          0.69    $          0.59    $          1.35     $          1.15

DIVIDENDS PER SHARE (1)                                    $          0.35    $          0.30    $          0.65     $          0.56

(1) Per share amounts are adjusted to reflect 25% stock dividend issued June 1, 2001.


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                                    Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                               ------------------------------     -------------------------------
                                                                    2002            2001               2002              2001
                                                               -------------    -------------     -------------     -------------

NET EARNINGS                                                   $   8,521,758    $   7,287,021     $  16,700,411     $  14,290,771

 OTHER ITEMS OF COMPREHENSIVE EARNINGS
  Change in unrealized gain on investment
   securities available-for-sale, before income taxes              9,429,036        1,756,146         7,747,307         5,302,029
  Reclassification adjustment for realized gains on investment
   in securities included in net earnings, before income taxes       (19,256)         (12,763)          (19,256)          (67,612)
                                                               -------------    -------------     -------------     -------------

     Total other items of comprehensive earnings, before tax       9,409,780        1,743,383         7,728,051         5,234,417

  Income tax expense related to other
   items of comprehensive earnings                                 3,293,423          610,184         2,704,818         1,832,046
                                                               -------------    -------------     -------------     -------------


COMPREHENSIVE EARNINGS                                         $  14,638,115    $   8,420,220     $  21,723,644     $  17,693,142
                                                               =============    =============     =============     =============


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                         Unrealized
                                                                                                          Gain on
                                                                                                         Investment
                                          Common Stock                                                   Securities       Total
                                     -------------------------    Capital       Retained     Treasury     Available    Shareholders'
                                       Shares        Amount       Surplus       Earnings   Stock,at cost For Sale,Net     Equity
                                     ----------  -------------  ------------  ------------  -----------  -----------  -------------

Balances at December 31, 2000         9,983,002  $  99,830,020  $ 60,592,310  $ 38,003,195  $(3,925,069) $ 1,620,432  $ 196,120,888

   Net earnings                               -              -             -    29,354,505           -             -     29,354,505

   Stock split-up, effected in the
    form of a 25% stock dividend      2,461,770     24,617,700             -   (24,617,700)          -             -              -

   Stock issuances                       24,480        244,800       111,870             -           -             -        356,670

   Cash dividends declared,
    $1.16 per share                           -              -             -   (14,364,647)          -             -    (14,364,647)

   Acquisition of treasury stock              -              -             -             -    (315,050)            -       (315,050)

   Retirement of treasury stock        (136,000)    (1,360,000)   (2,880,119)            -   4,240,119             -              -

   Change in unrealized gain
    on investment securities
    available-for-sale, net                   -              -             -             -            -    2,501,647      2,501,647
                                     ----------  -------------  ------------  ------------  -----------  -----------  -------------

Balances at December 31, 2001        12,333,252    123,332,520    57,824,061    28,375,353            -    4,122,079    213,654,013

   Net earnings                               -              -             -    16,700,411            -            -     16,700,411

   Stock issuances                       20,859        208,590       156,590             -            -            -        365,180

   Cash dividends declared,
    $.65 per share                            -              -             -    (8,027,390)           -            -     (8,027,390)

   Change in unrealized gain
    on investment securities
    available-for-sale, net                   -              -             -             -            -    5,023,233      5,023,233
                                     ----------  -------------  ------------  ------------  -----------  -----------  -------------


Balances at June 30,2002(unaudited)  12,354,111  $ 123,541,110  $ 57,980,651  $ 37,048,374  $         -  $ 9,145,312  $ 227,715,447
                                     ==========  =============  ============  ============  ===========  ===========  =============


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                           ------------------------------------
                                                                                                  2002                2001
                                                                                           -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                          $      16,700,411   $     14,290,771
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation and amortization                                                             2,151,454          2,781,694
         Provision for loan losses                                                                   908,834            863,717
         Premium amortization, net of discount accretion                                           2,037,782            397,684
         Loss (gain) on sale of assets                                                                75,290            (53,909)
         Deferred federal income tax benefit                                                        (478,789)          (795,754)
         (Increase) decrease in other assets                                                      (1,610,784)         1,428,986
         Increase in other liabilities                                                               951,963          1,562,374
                                                                                           -----------------   ----------------
              Total adjustments                                                                    4,035,750          6,184,792
                                                                                           -----------------   ----------------
      Net cash provided by operating activities                                                   20,736,161         20,475,563

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease (increase) in interest-bearing deposits in banks                                 1,353,214           (200,117)
     Activity in available-for-sale securities:
         Sales                                                                                     2,213,004         12,629,496
         Maturities                                                                               32,247,526         46,790,210
         Purchases                                                                              (113,749,043)      (122,185,407)
     Activity in held-to-maturity securities:
         Maturities                                                                               52,865,349        121,471,592
         Purchases                                                                                (1,494,822)       (60,132,509)
     Net (increase) decrease in loans                                                              4,317,452         (4,615,481)
     Capital expenditures                                                                         (1,462,272)        (2,708,673)
     Proceeds from sale of assets                                                                     35,545            178,522
                                                                                           -----------------   ----------------
         Net cash used in investing activities                                                   (23,674,047)        (8,772,367)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in noninterest-bearing deposits                                       8,812,831         (5,869,115)
     Net (decrease) increase in interest-bearing deposits                                        (46,106,118)         4,461,717
     Net incresase (decrease) in securities sold under agreements to repurchase                    2,502,930        (13,577,583)
     Common stock transactions:
         Acquisition of treasury stock                                                                     -           (315,050)
         Proceeds from stock issuances                                                               365,180            116,858
     Dividends paid                                                                               (7,403,744)        (6,528,104)
                                                                                           -----------------   ----------------
         Net cash used in financing activities                                                   (41,828,921)       (21,711,277)
                                                                                           -----------------   ----------------

     Net decrease in cash and cash equivalents                                                   (44,766,807)       (10,008,081)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                   185,125,214        162,530,712
                                                                                           -----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $     140,358,407   $    152,522,631
                                                                                           =================   ================

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid                                                                         $      13,811,522   $     24,387,048
     Federal income tax paid                                                                       7,413,227          6,378,823
     Assets acquired through foreclosure                                                             424,358             54,614
     Loans to finance the sale of other real estate                                                  176,526                  -
     Retirement of treasury stock                                                                          -          4,240,119


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the three months and six months ended June 30, 2002 and 2001, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby, the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended June 30, 2002 and 2001, were 12,348,153 and 12,319,900 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six-months periods ended June 30, 2002 and 2001, were 12,344,275 and 12,312,706 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended June 30, 2002 and 2001, were ,12,404,898 and 12,363,974 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the six-month periods ended June 30, 2002 and 2001, were 12,401,632 and 12,366,251shares, respectively.

Note 3 - Goodwill and Other Intangible Assets - Adoption of Statement 142

In June 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill no longer be amortized, but instead be reviewed for impairment. The Company adopted SFAS 142 on January 1, 2002 and discontinued amortization on goodwill amounting to $23,765,896. The Company conducted its initial impairment test in the three months ending June 30, 2002. There was no reduction of recorded goodwill resulting from the impairment test. A reconciliation adjusting comparative net earnings and earnings per share for the three months and six months ended June 30, 2002 and 2001, follows:

                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                 -----------------------------      ------------------------------
                                                     2002             2001              2002               2001
                                                 ------------      -----------      ------------      ------------
    Reported net earnings                        $  8,521,758      $ 7,287,021      $ 16,700,411      $ 14,290,771
    Add back: Goodwill
       amortization, net of tax benefit              -                 305,436             -               610,778
                                                 ------------      -----------      ------------      ------------
    Adjusted net earnings                        $  8,521,758      $ 7,592,457      $ 16,700,411      $ 14,901,549
                                                 ============      ===========      ============      ============

    Basic earnings per share:
       Reported net earnings                     $        .69      $       .59      $       1.35      $       1.16
       Goodwill amortization,
          net of tax benefit                         -                     .03             -                   .05
                                                 ------------      -----------      ------------      ------------
       Adjusted net earnings                     $        .69      $       .62      $       1.35      $       1.21
                                                 ============      ===========      ============      ============

    Earnings per share, assuming dilution:
       Reported net earnings                     $        .69      $       .59      $       1.35      $       1.15
       Goodwill amortization,
          net of tax benefit                         -                     .02              -                  .05
                                                 ------------      -----------      ------------      ------------
       Adjusted net earnings                     $        .69      $       .61      $       1.35      $       1.20
                                                 ============      ===========      ============      ============


Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Operating Results
-----------------

For the six months ended June 30, 2002, the Company's net income amounted to $16.7 million, or $1.35 per basic share. For the same period last year, net income amounted to $14.3 million, or $1.16 per basic share. Return on average assets and return on average equity for the six months ended June 30, 2002, amounted to 1.78 percent and 15.62 percent, respectively. The Company's return on average assets and return on average equity for the same period last year amounted to 1.64 percent and 14.48 percent, respectively. Net income for the second quarter 2002 totaled $8.5 million, or $0.69 per basic share, as compared to $7.3 million, or $0.59 per basic share, earned in the second quarter 2001. Return on average assets for the second quarter 2002 amounted to 1.80 percent as compared to 1.65 for the second quarter 2001. Return on average equity for the second quarter 2002 amounted to 15.73 percent as compared to 14.47 percent for the second quarter 2001.

Net interest income on a tax-equivalent basis for the six months ended June 30, 2002, totaled $41.3 million as compared to $35.8 million for the same period last year. Net interest income on a tax-equivalent basis for the second quarter of 2002 totaled $21.1 million as compared to $18.2 million for the second quarter 2001. The increases in tax-equivalent net interest income for 2002 resulted from growth in average earning assets, primarily investment securities and loans, coupled with improved net interest margins. Earning assets averaged $1.725 billion for the six months ended June 30, 2002, and were $122.9 million above the same period last year. Earning assets averaged $1.735 billion for second quarter 2002 and were $117.1 million above the second quarter 2001. When compared to the same periods last year, approximately $72.0 million of the growth in earning assets is attributable to the cash purchase acquisition finalized in July 2001.The net interest margin amounted to 4.83 percent for the first six months of 2002 as compared to 4.51 percent for the same period last year. For the second quarter 2002, the net interest margin was 4.88 percent, as compared to 4.51 percent for the first quarter 2001. The improved net interest margins for 2002 resulted primarily from the re-pricing of interest bearing liabilities following the rapid decrease in interest rates during the first six months of 2001.

For the six months ended June 30, 2002, the provision for loan losses amounted to $909 thousand as compared to $864 thousand for the same period last year. Net charge offs for the six months ended June 30, 2002, totaled $391 thousand as compared to $1.1 million for the same period last year. Net charge offs on an annualized basis amounted to .09 percent of average loans as compared to .25 percent for the first six months last year. At June 30, 2002, the allowance for loan losses was 1.19 percent of loans and was considered by Management to be adequate. For the second quarter 2002, the provision for loan losses was $510 thousand as compared to $497 thousand for the second quarter 2001. Net charge offs for the second quarter 2002 totaled $248 thousand as compared to $400 thousand for same quarter last year.

Total noninterest income for the six months ended June 30, 2002, amounted to $14.2 million as compared to $13.8 million for the same period last year. Trust fees for the first six months of 2002 totaled $2.9 million as compared to $3.0 million for the same period last year. Lower trust fees for 2002 reflect lower market values of trust asset as compared to the same period last year. Service charges on deposit accounts for the six months ended June 30, 2002, totaled $7.4 million as compared to $7.3 million for the same period last year. The modest increase for 2002 is attributable to a lower volume of insufficient funds items when compared to the same period last year. ATM fees which includes fees earned on check card transactions totaled $1.1 million for the first six months as compared to $930 thousand for the same period last year. The increase for 2002 is attributable to an increase in both the number of cardholders and an increase in the volume of transactions. For the six months ended June 30, 2002 real estate mortgage fees totaled $791 thousand as compared to $770 thousand for the same period last year. The modest increase for 2002 reflects a lower growth in the volume of new loan and refinance transactions during the first six months of 2002 as compared to the same period last year. Other noninterest income for the first six months of 2002 totaled $2.0 million as compared to $1.7 million for the first six months ended June 30, 2001. Other noninterest income for 2002 includes $325 thousand, which represents check printing fees that, in periods prior to 2002, were recorded as a reduction in printing and supplies expense.

This change in classification for check printing fees was made in response to a change in bank regulatory financial reporting guidelines. Noninterest income for the second quarter 2002 amounted to $7.2 million as compared to $7.1 million for the same period last year. The various factors contributing to the second quarter 2002 variances from the second quarter 2001 were, for the most part, the factors contributing to changes in the year-to-date June 30, 2002, amounts as compared to the first six months last year.

Noninterest expense for the six months ended June 30, 2002, totaled $28.9 million as compared to $26.7 million for the same period last year. Salaries and employee benefits expense for first six months of 2002 totaled $15.7 million, which was $1.8 million above the same period last year. The cash purchase acquisition finalized in July 2001 accounted for $622 thousand of the increase over the 2001 amount with the balance attributable primarily to salary increases and higher profit sharing and pension expense. Combined occupancy and equipment expense for the first six months of 2002 totaled $4.3million, which was $297 thousand above the combined amounts for the same period last year. When compared to the same period last year, the higher occupancy and equipment expense for the first six months of 2002 relates primarily to the cash purchase acquisition finalized in July 2001. Printing and supplies expense for the first six months of 2002 totaled $861 thousand and was $391 thousand above the same period last year. The increase for 2002 was due primarily to $325 thousand in check printing fees included in noninterest income in 2002 versus as a reduction in expense for prior years. As compared to the same period last year, intangible asset amortization expense for the six months ended June 30, 2002, was down $753 thousand due to a change in accounting principles which was effective January 1, 2002. Other noninterest expense for the first six months of 2002 totaled $7.2 million as compared to $6.8 million for the same period last year. The increase was attributable primarily to higher ATM processing fees and higher examination fees and audit and accounting fees, which were up $130 thousand and $80 thousand, respectively, from amounts recorded for the first six months of 2001. Noninterest expense for the second quarter 2002 totaled $14.7 million, an increase of $1.2 million over the $13.5 million reported for the second quarter 2001. The second quarter 2002 increase over the same quarter last year was attributable primarily to: (i) an $885 thousand increase for salaries and benefits; (ii) a $175 thousand increase in equipment and occupancy expense;
(iii) a $196 thousand increase for printing and supplies expense; (iv) a $376 thousand decrease for amortization of intangibles; (v) an $87 thousand increase in ATM transaction processing expense (included in other noninterest expense); and (vi) a $42 thousand increase in examination fees and audit and accounting fees (included in other noninterest expense). The efficiency ratio (noninterest expense as a percent of net interest income plus noninterest income) is a key indicator of how well noninterest expense is controlled. The Company's 52.11 percent efficiency ratio for the first six months of 2002 reflected improvement when compared to 53.83 percent for the same period last year.

Balance Sheet Review
--------------------

Total assets at June 30, 2002, totaled $1.911 billion as compared to $1.930 billion at December 31, 2001, and $1.751 billion at June 30, 2001. The balance sheets presented reflect normal recurring adjustments and accruals.

Loans at June 30, 2002, totaled $935 million as compared to $940 million at year-end 2001 and $863 million at June 30, 2001. As compared to year-end 2001 amounts, loans at June 30, 2002, reflect (i) a $1.4 million increase in commercial loans; (ii) a $9.4 million increase in real estate loans; and (iii) a $15.8 million decrease in agricultural loans. The decrease in loans during the first half of 2002 reflects pay-downs on several significant commercial loan relationships coupled with seasonal pay-downs from loans to farm and cattle operations. Investment securities at June 30, 2002, totaled $755 million as compared to $722 million at year-end 2001 and $661 million at June 30, 2001. The net unrealized gain in the investment portfolio at June30, 2002, amounted to $23.6 million and had an overall yield of 5.90 percent. At June 30, 2002, the Company did not hold any structured notes or CMOs that entail higher risks than standard mortgage-backed securities. Total deposits at June 30, 2002, amounted to $1.648 billion as compared to $1.685 billion at year-end 2001 and $1.518 billion at June 30, 2001. As compared to year-end 2001 amounts, noninterest-bearing demand deposits increased $8.8 million and interest-bearing deposits decreased $46.1 million which reflects the Company's continued strategy not to match higher market rates on certain interest-bearing deposit products.

Nonperforming assets at June 30, 2002, totaled $5.1 million as compared to $4.8 million at December 31, 2001. The increase resulted primarily from a $309 thousand increase in nonaccrual loans. At .55 percent of loans plus foreclosed assets, Management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 8 of this report. At June 30, 2002, the parent company had no debt outstanding under its $25 million line of credit with an unaffiliated financial institution. Total equity capital amounted to $227.7 million at June 30, 2002, which was up from $213.6 million at year-end 2001 and $206.6 million at June 30, 2001. The Company's risk-based capital and leverage ratios at June 30, 2002, were 19.26 percent and 10.37 percent, respectively. The second quarter 2002 cash dividend of $0.35 per share totaled $4.3 million and represented 50.6 percent of second quarter earnings. On July 23, 2002, the Company declared a $0.35 per share cash dividend payable October 1, 2002.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or re-pricing intervals of interest-earning assets and interest-bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. Each subsidiary bank has an asset/liability committee, which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. As of June 30, 2002, Management estimates that, over the next 12 months, an upward shift of interest rates by 150 basis points would result in an increase of projected net interest income of 3.00 percent and a downward shift of interest rates by 150 basis points would result in a reduction in projected net interest income of 6.89 percent. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at June 30, 2002, will remain constant over the relevant 12 month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In Management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results would, in Management's belief, be different from the foregoing estimates, and such results could be material.


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






                                       FIRST FINANCIAL BANKSHARES, INC.


Date: August 14, 2002                  By:/S/ F. Scott Dueser
      ---------------                     --------------------------------------
                                          F. Scott Dueser
                                          President and Chief Executive Officer





Date: August 14, 2002                  By:/S/ Curtis R. Harvey
      ---------------                     --------------------------------------
                                          Curtis R. Harvey
                                          Executive Vice President and
                                          Chief Financial Officer

                                    PART II


                               OTHER INFORMATION


Item 6. Exhibits

The following exhibits are filed as part of this report:

     99.1   Certification   of  Chief  Executive   Officer  of  First  Financial
            Bankshares, Inc.

     99.2   Certification   of  Chief  Financial   Officer  of  First  Financial
            Bankshares, Inc.

                                                                    Exhibit 99.1
                                                                    ------------


                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.


This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2002 of First Financial Bankshares, Inc. (the "Issuer").

I, F. Scott Dueser, the President and Chief Executive Officerof the Issuer certify that:

(i)  the Form 10-Q fully  complies  with the  requirements  of section  13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

(ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:  August 14, 2002



                                           /S/  F. Scott Dueser
                                           --------------------
                                  Name:    F. Scott Dueser
                                  Title:   President and Chief Executive Officer


Subscribed and sworn to before me
this 14th. day of August, 2002.


/S/ Gaila N. Kilpatrick
-----------------------
Name:    Gaila N. Kilpatrick
         -------------------
Title: Notary Public

My commission expires: April 15, 2005

                                                                    Exhibit 99.2
                                                                    ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.


This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2002 of First Financial Bankshares, Inc. (the "Issuer").

I, Curtis R. Harvey, the Executive Vice President and Chief Financial Officer of the Issuer certify that :

(i)  the Form 10-Q fully  complies  with the  requirements  of section  13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

(ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:  August 14, 2002



                                                /S/ Curtis R. Harvey
                                                --------------------
                                       Name:    Curtis R. Harvey
                                       Title:   Executive Vice President and CFO


Subscribed and sworn to before me
this 14th. day of August, 2002.


/S/ Gaila N. Kilpatrick
-----------------------
Name:    Gaila N. Kilpatrick
         -------------------
Title: Notary Public

My commission expires:  April 15, 2005