Form 10-Q
period 2002-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2002-11-13
CIK 36029

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                         period ended September 30, 2002
                                      ------------------

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
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2002.

                 Class                            Number of Shares Outstanding
     ----------------------------------------     ----------------------------
     Common Stock, Par Value $10.00 Per Share              12,358,910

                                TABLE OF CONTENTS

                                     PART I


                              FINANCIAL INFORMATION

    Item                                                                   Page
    ----                                                                   ----


      1.     Consolidated Financial Statements and Notes to Consolidated
               Financial Statements                                          3


      2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10


      3.     Quantitative and Qualitative Disclosures About Market Risk     12




     4.      Controls and Procedures                                        12

             Signatures                                                     14


                                     PART II


                                OTHER INFORMATION

      6.     Exhibits                                                       15

                                     PART I


                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 2002 and 2001, and December 31, 2001, and the consolidated statements of earnings and comprehensive earnings for the three months and nine months ended September 30, 2002 and 2001, changes in shareholders' equity for the year ended December 31, 2001 and nine months ended September 30, 2002, and cash flows for the nine months ended September 30, 2002 and 2001, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                   September 30,
                                                                      ----------------------------------------
                                                                                     Unaudited
                                                                      ----------------------------------------       December 31,
                                                                              2002                 2001                 2001
                                                                      -------------------  -------------------   ------------------
ASSETS
    Cash and due from banks                                           $       100,504,696  $        87,504,488   $      112,150,214
    Federal funds sold                                                         52,575,000           41,258,066           72,975,000
                                                                      -------------------  -------------------   ------------------
       Cash and cash equivalents                                              153,079,696          128,762,554          185,125,214

    Interest-bearing deposits in banks                                          2,566,449              304,497            1,374,285
    Investment securities:
       Securities held-to-maturity (market value of
        $235,108,463 and $335,347,542 at September 30, 2002
        and 2001, respectively; $298,569,794 at December 31, 2001)            222,450,034          313,989,514          290,674,490
       Securities available-for-sale, at market value                         548,681,206          401,043,693          431,019,205
                                                                      -------------------  -------------------   ------------------
             Total investment securities                                      771,131,240          715,033,207          721,693,695

    Loans                                                                     950,291,585          935,557,546          940,130,975
        Less: Allowance for loan losses                                        11,530,150           10,504,589           10,602,419
                                                                      -------------------  -------------------   ------------------
    Net loans                                                                 938,761,435          925,052,957          929,528,556

    Bank premises and equipment, net                                           40,982,215           41,823,428           42,012,431
    Goodwill and intangible assets                                             24,610,602           25,122,311           24,711,969
    Other assets                                                               21,956,163           25,227,130           25,247,980
                                                                      -------------------  -------------------   ------------------

TOTAL ASSETS                                                          $     1,953,087,800  $     1,861,326,084   $    1,929,694,130
                                                                      ===================  ===================   ==================

LIABILITIES
    Noninterest-bearing deposits                                      $       419,554,456  $       346,159,673   $      389,406,666
    Interest-bearing deposits                                               1,252,968,421        1,259,910,504        1,295,755,932
                                                                      -------------------  -------------------   ------------------
       Total deposits                                                       1,672,522,877        1,606,070,177        1,685,162,598

    Dividends payable                                                           4,325,619            3,697,242            3,699,976
    Securities sold under agreements to repurchase                             28,466,138           23,225,722           19,847,067
    Other liabilities                                                           9,848,932           14,982,173            7,330,476
                                                                      -------------------  -------------------   ------------------

       Total liabilities                                                    1,715,163,566        1,647,975,314        1,716,040,117
                                                                      -------------------  -------------------   ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock - $10 par value; authorized 20,000,000
       shares; 12,358,910 and 12,324,141 issued and outstanding
       at September 30, 2002 and 2001, respectively; 12,333,252
       shares issued and outstanding at December 31, 2001                     123,589,100          123,241,410          123,332,520
    Capital surplus                                                            58,018,533           57,735,976           57,824,061
    Retained earnings                                                          41,423,413           24,544,462           28,375,353
    Unrealized gain on investment securities available-for-sale, net           14,893,188            7,828,922            4,122,079
                                                                      -------------------  -------------------   ------------------

       Total shareholders' equity                                             237,924,234          213,350,770          213,654,013
                                                                      -------------------  -------------------   ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $     1,953,087,800  $     1,861,326,084   $    1,929,694,130
                                                                      ===================  ===================   ==================

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)



                                                             Three Months Ended                        Nine Months Ended
                                                                September 30,                             September 30,
                                                     ------------------------------------      ------------------------------------
                                                          2002                 2001                 2002                 2001
                                                     ---------------      ---------------      ---------------      ---------------
INTEREST INCOME
    Interest and fees on loans                       $    16,157,691      $    18,921,994      $    48,878,976      $    57,289,318
    Interest on investment securities:
        Taxable                                            8,184,561            8,292,472           24,221,876           23,858,497
        Exempt from federal income tax                     1,757,725            1,627,261            5,275,357            4,645,604
    Interest on federal funds sold and
     interest-bearing deposits in banks                      216,442              658,318              787,098            2,865,430
                                                     ---------------      ---------------      ---------------      ---------------
       Total interest income                              26,316,419           29,500,045           79,163,307           88,658,849

INTEREST EXPENSE
    Interest-bearing deposits                              5,750,249           10,756,921           18,909,925           34,999,907
    Other                                                     67,752              201,044              226,248              763,615
                                                     ---------------      ---------------      ---------------      ---------------
       Total interest expense                              5,818,001           10,957,965           19,136,173           35,763,522
                                                     ---------------      ---------------      ---------------      ---------------

NET INTEREST INCOME                                       20,498,418           18,542,080           60,027,134           52,895,327
    Provision for loan losses                                652,000              538,833            1,560,834            1,402,550
                                                     ---------------      ---------------      ---------------      ---------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                             19,846,418           18,003,247           58,466,300           51,492,777

NONINTEREST INCOME
    Trust department income                                1,439,434            1,451,525            4,311,619            4,446,890
    Service fees on deposit accounts                       3,946,986            3,688,601           11,311,561           10,937,274
    ATM fees                                                 626,590              495,788            1,728,755            1,425,510
    Real estate mortgage fees                                526,091              433,902            1,317,250            1,203,756
    Net (loss) gain on securities transactions                (2,883)                 177               16,373               67,789
    Other                                                    987,615              779,425            3,021,208            2,526,107
                                                     ---------------      ---------------      ---------------      ---------------
       Total noninterest income                            7,523,833            6,849,418           21,706,766           20,607,326

NONINTEREST EXPENSE
    Salaries and employee benefits                         7,939,817            7,266,165           23,649,935           21,138,214
    Net occupancy expense                                  1,044,037            1,082,346            3,029,660            2,972,769
    Equipment expense                                      1,238,535            1,135,747            3,579,632            3,274,867
    Printing, stationery & supplies                          362,310              293,994            1,096,806              764,095
    Correspondent bank service charges                       367,576              350,781            1,106,414              984,190
    Amortization of intangible assets                         33,789              410,437              101,367            1,231,120
    Other expenses                                         3,915,856            3,508,896           11,271,269           10,342,279
                                                     ---------------      ---------------      ---------------      ---------------
       Total noninterest expense                          14,901,920           14,048,366           43,835,083           40,707,534
                                                     ---------------      ---------------      ---------------      ---------------

EARNINGS BEFORE INCOME TAXES                              12,468,331           10,804,299           36,337,983           31,392,569
    Income tax expense                                     3,768,124            3,271,428           10,936,915            9,568,931
                                                     ---------------      ---------------      ---------------      ---------------

NET EARNINGS                                         $     8,700,207      $     7,532,871      $    25,401,068      $    21,823,638
                                                     ===============      ===============      ===============      ===============

EARNINGS PER SHARE, BASIC                            $          0.70      $          0.61      $          2.06      $          1.77

EARNINGS PER SHARE, ASSUMING DILUTION                $          0.70      $          0.61      $          2.05      $          1.76

DIVIDENDS PER SHARE                                  $          0.35      $          0.30      $          1.00      $          0.86

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)



                                                               Three Months Ended                      Nine Months Ended
                                                                   September 30,                           September 30,
                                                        -----------------------------------      ----------------------------------
                                                              2002               2001                 2002               2001
                                                        ---------------    ----------------      ---------------    ---------------
NET EARNINGS                                            $     8,700,207    $      7,532,871      $    25,401,068    $    21,823,638

OTHER ITEMS OF COMPREHENSIVE EARNINGS
  Change in unrealized gain on investment
   securities available-for-sale, before income taxes         8,840,003           4,317,283           16,587,310          9,619,312
  Reclassification adjustment for realized losses
   (gains) on investment securities included in
   net earnings, before income taxes                              2,883                (177)             (16,373)           (67,789)
                                                        ---------------    ----------------      ---------------    ---------------

      Total other items of comprehensive earnings,
       before tax                                             8,842,886           4,317,106           16,570,937          9,551,523

  Income tax expense related to other
   items of comprehensive earnings                            3,095,010           1,510,987            5,799,828          3,343,033
                                                        ---------------    ----------------      ---------------    ---------------


COMPREHENSIVE EARNINGS                                  $    14,448,083    $     10,338,990      $    36,172,177    $    28,032,128
                                                        ===============    ================      ===============    ===============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                                          Unrealized
                                                                                                            Gain on
                                                                                                           Investment
                                                Common Stock                                               Securities     Total
                                          ------------------------   Capital      Retained    Treasury      Available  Shareholders'
                                             Shares     Amount       Surplus      Earnings  Stock,at cost  For Sale,Net   Equity
                                          ---------- ------------- ------------ ------------ ------------ ------------ ------------
Balances at December 31, 2000              9,983,002 $  99,830,020 $ 60,592,310 $ 38,003,195 $ (3,925,069)$  1,620,432 $196,120,888

     Net earnings                                  -             -            -   29,354,505            -            -   29,354,505

     Stock split-up, effected in the
        form of a 25% stock dividend       2,461,770    24,617,700            -  (24,617,700)           -            -            -

     Stock issuances                          24,480       244,800      111,870            -            -            -      356,670

     Cash dividends declared,
         $1.16 per share                           -             -            -  (14,364,647)           -            -  (14,364,647)

     Acquisition of treasury stock                 -             -            -            -     (315,050)           -     (315,050)

     Retirement of treasury stock           (136,000)   (1,360,000)  (2,880,119)           -    4,240,119            -            -

     Change in unrealized gain
        on investment securities
        available-for-sale, net                    -             -            -            -            -    2,501,647    2,501,647
                                          ---------- ------------- ------------ ------------ ------------ ------------ ------------

Balances at December 31, 2001             12,333,252   123,332,520   57,824,061   28,375,353            -    4,122,079  213,654,013

     Net earnings                                  -             -            -   25,401,068            -            -   25,401,068

     Stock issuances                          25,658       256,580      194,472            -            -            -      451,052

     Cash dividends declared,
         $1.00 per share                           -             -            -  (12,353,008)           -            -  (12,353,008)

     Change in unrealized gain
        on investment securities
        available-for-sale, net                    -             -            -            -            -   10,771,109   10,771,109
                                          ---------- ------------- ------------ ------------ ------------ ------------ ------------


Balances at September 30,2002 (unaudited) 12,358,910 $ 123,589,100 $ 58,018,533 $ 41,423,413 $          - $ 14,893,188 $237,924,234
                                          ========== ============= ============ ============ ============ ============ ============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)



                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                         ------------------------------------
                                                                                                2002                2001
                                                                                         ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                        $     25,401,068   $      21,823,638
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
           Depreciation and amortization                                                        3,221,412           4,219,424
           Provision for loan losses                                                            1,560,834           1,402,550
           Premium amortization, net of discount accretion                                      3,660,305             992,913
           Loss (gain) on sale of assets                                                           37,094             (52,815)
           Deferred federal income tax (benefit) expense                                         (595,790)            158,302
           (Increase) decrease in other asset                                                  (1,760,942)            847,959
           Increase in other liabilities                                                        2,518,456           5,873,371
                                                                                         ----------------   -----------------
             Total adjustments                                                                  8,641,369          13,441,704
                                                                                         ----------------   -----------------
         Net cash provided by operating activities                                             34,042,437          35,265,342

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest-bearing deposits in banks                                        (1,192,164)           (200,159)
     Payment for stock of City Bancshares, Inc., net of cash acquired                                   -          (6,848,231)
     Activity in available-for-sale securities:
         Sales                                                                                  2,724,931          12,926,715
         Maturities                                                                            55,730,144          56,572,060
         Purchases                                                                           (163,686,609)       (150,343,528)
     Activity in held-to-maturity securities:
         Maturities                                                                            70,490,816         150,907,110
         Purchases                                                                             (1,769,822)        (92,498,613)
     Net increase in loans                                                                    (11,149,286)        (26,186,131)
     Capital expenditures                                                                      (2,126,689)         (3,912,942)
     Proceeds from sale of assets                                                                 187,687             178,945
                                                                                         ----------------   -----------------
         Net cash used in investing activities                                                (50,790,992)        (59,404,774)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in noninterest-bearing deposits                                   30,147,790          (2,067,026)
     Net (decrease) increase in interest-bearing deposits                                     (42,787,511)          5,738,481
     Net increase (decrease) in securities sold under agreements to repurchase                  8,619,071          (2,938,637)
     Common stock transactions:
         Acquisition of treasury stock                                                                  -            (315,050)
         Proceeds from stock issuances                                                            451,052             177,475
     Dividends paid                                                                           (11,727,365)        (10,223,969)
                                                                                         ----------------   -----------------
         Net cash used in financing activities                                                (15,296,963)         (9,628,726)
                                                                                         ----------------   -----------------

     Net decrease in cash and cash equivalents                                                (32,045,518)        (33,768,158)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                185,125,214         162,530,712
                                                                                         ----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $    153,079,696   $     128,762,554
                                                                                         ================   =================

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid                                                                       $    20,028,463    $     35,978,699
     Federal income tax paid                                                                  11,318,471           6,378,823
     Assets acquired through foreclosure                                                         559,115             209,566
     Loans to finance the sale of other real estate                                              203,542                   -
     Retirement of treasury stock                                                                      -           4,240,119

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Basis of Presentation

In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the three months and nine months ended September 30, 2002 and 2001, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby, the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended September 30, 2002 and 2001, were 12,356,709 and 12,321,964 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine-months periods ended September 30, 2002 and 2001, were 12,348,465 and 12,315,826 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended September 30, 2002 and 2001, were 12,405,265 and 12,412,979 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the nine-month periods ended September 30, 2002 and 2001, were 12,397,797 and 12,362,422 shares, respectively.

Note 3 - Goodwill and Other Intangible Assets - Adoption of Statement 142

In June 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill no longer be amortized, but instead be reviewed for impairment. The Company adopted SFAS 142 on January 1, 2002 and discontinued amortization on goodwill amounting to $23,765,896. The Company conducted its initial impairment test in the three months ending June 30, 2002. There was no reduction of recorded goodwill resulting from the impairment test. A reconciliation adjusting comparative net earnings and earnings per share for the three months and nine months ended September 30, 2002 and 2001, follows:



                                        Three  Months Ended September 30,      Nine Months Ended September 30,
                                          ---------------------------            ---------------------------
                                              2002            2001                   2002           2001
                                          -----------     -----------            ------------   ------------
    Reported net earnings                 $ 8,700,207     $ 7,532,871            $ 25,401,068   $ 21,823,638
    Add back: Goodwill
       amortization, net of tax                     -         305,389                       -        916,167
                                          -----------     -----------            ------------   ------------
    Adjusted net earnings                 $ 8,700,207     $ 7,838,260            $ 25,401,068   $ 22,739,805
                                          ===========     ===========            ============   ============

    Basic earnings per share:
       Reported net earnings              $      .70      $       .61            $      2.06    $       1.77
       Goodwill amortization,
          net of tax                               -              .03                      -             .08
                                          -----------     -----------            ------------   ------------
       Adjusted net earnings              $       .70     $       .64            $       2.06   $       1.85
                                          ===========     ===========            ============   ============

    Earnings per share,assuming dilution:
       Reported net earnings              $       .70     $       .61            $      2.05    $       1.76
       Goodwill amortization,
          net of tax                                -             .02                       -            .08
                                          -----------     -----------            ------------   ------------
       Adjusted net earnings              $       .70     $       .63            $       2.05   $       1.84
                                          ===========     ===========            ============   ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results
-----------------

For the nine months ended September 30, 2002, the Company's net income amounted to $25.4 million, or $2.06 per basic share. For the same period last year, net income amounted to $21.8 million, or $1.77 per basic share. Return on average assets and return on average equity for the nine months ended September 30, 2002, amounted to 1.79 percent and 15.45 percent, respectively. The Company's return on average assets and return on average equity for the same period last year amounted to 1.64 percent and 14.48 percent, respectively. Net income for the third quarter 2002 totaled $8.7 million, or $0.70 per basic share, as compared to $7.5 million, or $0.61 per basic share, earned in the third quarter 2001. Return on average assets for the third quarter 2002 amounted to 1.80 percent as compared to 1.62 for the third quarter 2001. Return on average equity for the third quarter 2002 amounted to 15.14 percent as compared to 14.47 percent for the third quarter 2001.

Net interest income on a tax-equivalent basis for the nine months ended September 30, 2002, totaled $62.8 million as compared to $55.2 million for the same period last year. Net interest income on a tax-equivalent basis for the third quarter of 2002 totaled $21.4 million as compared to $19.4 million for the third quarter 2001. The increases in tax-equivalent net interest income for 2002 resulted from growth in average earning assets, primarily investment securities and loans, coupled with improved net interest margins. Earning assets averaged $1.735 billion for the nine months ended September 30, 2002, and were $103.3 million above the same period last year. Earning assets averaged $1.755 billion for the third quarter 2002 and were $65.8 million above the third quarter 2001. The net interest margin amounted to 4.84 percent for the first nine months of 2002 as compared to 4.52 percent for the same period last year. For the third quarter 2002, the net interest margin was 4.85 percent, as compared to 4.55 percent for the third quarter 2001. The improved net interest margins for 2002 resulted primarily from the re-pricing of interest-bearing liabilities following the rapid decrease in interest rates during 2001.

For the nine months ended September 30, 2002, the provision for loan losses amounted to $1.6 million as compared to $1.4 million for the same period last year. Net charge offs for the nine months ended September 30, 2002, totaled $633 thousand, which on an annualized basis amounted to .09 percent of average loans as compared to .18 percent for the first nine months last year. At September 30, 2002, the allowance for loan losses was 1.21 percent of loans and was considered by Management to be adequate. For the third quarter 2002, the provision for loan losses was $652 thousand as compared to $539 thousand for the third quarter 2001.

Total noninterest income for the nine months ended September 30, 2002, amounted to $21.7 million as compared to $20.6 million for the same period last year. Trust fees for the first nine months of 2002 totaled $4.3 million as compared to $4.4 million for the same period last year. Lower trust fees for 2002 reflect lower market values of trust assets as compared to the same period last year. Service charges on deposit accounts for the nine months ended September 30, 2002, totaled $11.3 million as compared to $10.9 million for the same period last year. During 2002, the Company has experienced a lower volume of insufficient funds items as compared to the same period last year which has limited the growth in deposit service fees. ATM fees, which includes fees earned on check card transactions, totaled $1.7 million for the first nine months as compared to $1.4 million for the same period last year. The increase for 2002 reflects the Company's focus to increase the cardholder base and usage of check cards. For the nine months ended September 30, 2002, real estate mortgage fees totaled $1.3 million as compared to $1.2 million for the same period last year. The increase represents a modest growth in the volume of new loan and refinance transactions during 2002 when compared to the same period last year. Other noninterest income for the first nine months of 2002 totaled $3.0 million as compared to $2.5 million for the nine months ended September 30, 2001. Other noninterest income for 2002 includes $529 thousand, which represents check printing fees that, in periods prior to 2002, were recorded as a reduction in printing and supplies expense. This change in classification for check printing fees was made in response to a change in bank regulatory financial reporting guidelines.

Total noninterest income for the third quarter 2002 amounted to $7.5 million as compared to $6.8 million for the same period last year. The higher noninterest income for the third quarter 2002 resulted primarily from: (i) an increase of $258 thousand in service charges on deposit accounts; (ii) $168 thousand in check printing fees (classified as a reduction in printing and supplies in prior years); and (iii) an increase of $131 thousand in ATM fees.

Noninterest expense for the nine months ended September 30, 2002, totaled $43.8 million as compared to $40.7 million for the same period last year. Salaries and employee benefits expense for first nine months of 2002 totaled $23.6 million, which was $2.5 million above the same period last year. Salary increases and higher profit sharing and pension expense, coupled with an increase in number of employees, were factors contributing to higher salaries and benefits for 2002. Combined occupancy and equipment expense for the first nine months of 2002 totaled $6.6 million, which was $362 thousand above the combined amounts for the same period last year. When compared the same period last year, the higher occupancy and equipment expense for the first nine months of 2002 resulted primarily from higher depreciation expense. Printing and supplies expense for the first nine months of 2002 totaled $1.1 million and was $333 thousand above the same period last year. The increase for 2002 was due to $529 thousand in checking printing fees included in noninterest income in 2002 versus as a reduction in expense for prior years. As compared to the same period last year, intangible asset amortization expense for the nine months ended September 30, 2002, was down $1.1 million due to a change in accounting principles which was effective January 1, 2002. Other noninterest expense for the first nine months of 2002 totaled $11.3 million as compared to $10.3 million for the same period last year. The 2002 total reflects: (i) an increase of $213 thousand in ATM expense; (ii) an increase of $118 thousand in examination and audit fees; and
(iii) an increase of $140 thousand in operational losses. Noninterest expense for the third quarter 2002 totaled $14.9 million as compared to $14.0 million for the third quarter 2001. When compared to the third quarter last year, third quarter 2002 variances in noninterest expense track closely to the year-to-date increases previously highlighted. The Company's efficiency ratio for the first nine months of 2002 reflected improvement at 51.90 percent as compared to 53.74 percent for the same period last year.

Balance Sheet Review
--------------------

Total assets at September 30, 2002, totaled $1.953 billion as compared to $1.930 billion at December 31, 2001, and $1.861 billion at September 30, 2001. The balance sheets presented reflect normal recurring adjustments and accruals.

Loans at September 30, 2002, totaled $950 million as compared to $940 million at year-end 2001 and $936 million at September 30, 2001. As compared to year-end 2001 amounts, loans at September 30, 2002, reflect (i) a $500 thousand increase in commercial loans; (ii) an $18.6 million increase in real estate loans; and
(iii) a $9.1 million decrease in agricultural loans. Investment securities at September 30, 2002, totaled $771 million as compared to $722 million at year-end 2001 and $715 million at September 30, 2001. The net unrealized gain in the investment portfolio at September 30, 2002, amounted to $35.6 million and had an overall yield of 5.70 percent. At September 30, 2002, the Company did not hold any structured notes or CMOs that entail higher risks than standard mortgage-backed securities. Total deposits at September 30, 2002, amounted to $1.673 billion as compared to $1.685 billion at year-end 2001 and $1.606 billion at September 30, 2001. As compared to year-end 2001 amounts, noninterest-bearing demand deposits increased $30.1 million and interest-bearing deposits decreased $42.8 million which reflects the Company's continued strategy not to match higher rates on certain interest-bearing deposit products.

Nonperforming assets at September 30, 2002, totaled $5.4 million as compared to $4.8 million at December 31, 2001. The increase resulted primarily from a $561 thousand increase in nonaccrual loans. At .57 percent of loans plus foreclosed assets, Management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Liquidity and Capital
---------------------

The Company's consolidated statements of cash flows are presented on page 8 of this report. At September 30, 2002, the parent company had no debt outstanding under its $25 million line of credit with an unaffiliated financial institution. Total equity capital amounted to $237.9 million at September 30, 2002, which was up from $213.7 million at year-end 2001 and $213.4 million at September 30, 2001. The Company's risk-based capital and leverage ratios at September 30, 2002, were 18.51 percent and 10.51 percent, respectively. The third quarter 2002 cash dividend of $0.35 per share totaled $4.3 million and represented 49.7 percent of third quarter earnings. On October 22, 2002, the Company declared a $0.35 per share cash dividend payable January 2, 2003.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or re-pricing intervals of interest-earning assets and interest-bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. Each subsidiary bank has an asset/liability committee, which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. As of September 30, 2002, Management estimates that, over the next 12 months, an upward shift of interest rates by 150 basis points would result in an increase of projected net interest income of 3.9 percent and a downward shift of interest rates by 150 basis points would result in a reduction in projected net interest income of 6.8 percent. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at September 30, 2002, will remain constant over the relevant 12-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In Management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results would, in Management's belief, be different from the foregoing estimates, and such results could be material.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk.


Item 4.   Controls and Procedures

The Chairman and Chief Executive Officer and the Chief Financial Officer of First Finanical (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by First Financial in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by First Financial in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of First Financial, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          FIRST FINANCIAL BANKSHARES, INC.


Date: November 13, 2002                By:/S/ F. Scott Dueser
      -----------------                   -------------------
                                          F. Scott Dueser
                                          President and Chief Executive Officer





Date: November 13, 2002                By:/S/ Curtis R. Harvey
      -----------------                   --------------------
                                          Curtis R. Harvey
                                          Executive Vice President and
                                          Chief Financial Officer

                                     PART II


                                OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are filed as part of this report:

99.1 Certification of Chief Executive Officer of First Financial Bankshares,Inc.
99.2 Certification of Chief Financial Officer of First Financial Bankshares,Inc.
99.3 Certification of Chief Executive Officer of First Financial Bankshares, Inc. - (ref. - Sec.906-Sarbanes-Oxley Act of 2002)
99.4 Certification of Chief Financial Officer of First Financial Bankshares, Inc. - (ref. - Sec.906-Sarbanes-Oxley Act of 2002)

                                                                   Exhibit 99.1
                                                                   ------------
                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

I, F. Scott Deuser,  Chairman  and  Chief Executive  Officer of  First Financial
     Bankshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Financial Bankshares, Inc, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's  other  certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented  in  this   quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  Date: November 13, 2002
                                                  /S/ F. Scott Dueser
                                                  -------------------
                                                  Name: F. Scott Dueser
                                                  Title: Chief Executive Officer

                                                                   Exhibit 99.2
                                                                   ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

I, Curtis R. Harvey, Chief Financial Officer of First Financial Bankshares,Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Financial Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's  other  certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented  in   this  quarterly   report  our  conclusions   about   the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  Date: November 13, 2002
                                                  /S/ Curtis R. Harvey
                                                  --------------------
                                                  Name: Curtis R. Harvey
                                                  Title: Chief Financial Officer

                                                                   Exhibit 99.3
                                                                   ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2002 of First Financial Bankshares, Inc. (the "Issuer"').

I, F. Scott Dueser, the President and Chief Executive Officer of the Issuer certify that:

1. the Form 10-Q  fully  complies  with the  requirements  of  section  13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and

2. the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

                                                  Date: November 13, 2002
                                                  /S/ F. Scott Dueser
                                                  -------------------
                                                  Name: F. Scott Dueser
                                                  Title: Chief Executive Officer

Subscribed and sworn to before me this 13th day of November, 2002.

/S/ Gaila N. Kilpatrick
-----------------------
Name: Gaila N. Kilpatrick
Title: Notary Public

My commission expires: April 15, 2005

                                                                   Exhibit 99.4
                                                                   ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2002 of First Financial Bankshares, Inc. (the "Issuer").

I, Curtis R. Harvey, the Executive Vice President and Chief Financial Officer of the Issuer certify that:

1. the Form 10-Q  fully  complies  with the  requirements  of  section  13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and

2. the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

                                                  Date: November 13, 2002
                                                  /S/ Curtis R. Harvey
                                                  --------------------
                                                  Name: Curtis R. Harvey
                                                  Title: Chief Financial Officer

Subscribed and sworn to before me this 13th day of November, 2002.

/S/ Gaila N. Kilpatrick
-----------------------
Name: Gaila N. Kilpatrick
Title: Notary Public

My commission expires: April 15, 2005