Form 10-K
period 2002-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2003-03-27
CIK 36029

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

        For the fiscal year ended December 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     As of June 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates was $458,357,747.

     As of February 25, 2003, there were 12,364,642 shares of Common Stock outstanding.

                       Documents Incorporated by Reference
     Certain information called for by Part III is incorporated by reference to the Proxy Statement for the 2003 Annual Meeting of our shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS....................1

PART I
     ITEM 1.        Business.................................................1
     ITEM 2.        Properties..............................................11
     ITEM 3.        Legal Proceedings.......................................11
     ITEM 4.        Submission of Matters to a Vote of
                    Security Holders........................................11

PART II
     ITEM 5.        Market for Registrant's Common Equity and
                    Related Stockholder Matters.............................12
     ITEM 6.        Selected Financial Data.................................14
     ITEM 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................15
      ITEM 7A.      Quantitative and Qualitative Disclosures about
                    Market Risk.............................................28
     ITEM 8.        Financial Statements and Supplementary Data.............29
     ITEM 9.        Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.....................30

PART III
     ITEM 10.       Directors and Executive Officers of the Registrant......30
     ITEM 11.       Executive Compensation..................................30
     ITEM 12.       Security Ownership of Certain Beneficial Owners
                    and Management and Related Stockholder Matters..........30
     ITEM 13.       Certain Relationships and Related Transactions..........30
     ITEM 14.       Controls and Procedures.................................31
     ITEM 15.       Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K.....................................31


SIGNATURES..................................................................33
CERTIFICATIONS..............................................................35

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS


     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to:

o        general economic conditions;

o        legislative and regulatory actions and reforms;

o competition from other financial institutions and financial holding companies;

o the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

o        changes in the demand for loans;

o        fluctuations in value of collateral and loan reserves;

o        inflation, interest rate, market and monetary fluctuations;

o        changes in consumer spending, borrowing and savings habits;

o        acquisitions and integration of acquired businesses; and

o other factors described in "PART II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 1.       BUSINESS

General

     First Financial Bankshares, Inc., a Texas corporation, is a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA. As such, we are supervised by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as well as several other state and federal regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. By virtue of a series of reorganizations, mergers, and acquisitions since 1956, we now own, through our wholly-owned Delaware subsidiary, First Financial Bankshares of Delaware, Inc., ten banks organized and located in Texas. These ten banks are:

o        First National Bank of Abilene, Abilene, Texas;
o        Hereford State Bank, Hereford, Texas;
o        First National Bank, Sweetwater, Texas;

o        Eastland National Bank, Eastland, Texas;
o        First Financial Bank, National Association, Cleburne, Texas;
o        Stephenville Bank and Trust Co., Stephenville, Texas;
o        San Angelo National Bank, San Angelo, Texas;
o        Weatherford National Bank, Weatherford, Texas;
o        First Financial Bank, National Association, Southlake, Texas; and
o        City National Bank, Mineral Wells, Texas.

As described in more detail below, we elected to be treated as a financial holding company in September 2001.

     Our service centers are located primarily in North Central and West Texas. Considering the branches and locations of all our subsidiary banks, as of December 31, 2002, we had 28 financial centers across Texas, with seven locations in Abilene, two locations in Cleburne, two locations in Stephenville, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Southlake, Aledo, Alvarado, Burleson, Keller, Trophy Club, Roby, and Trent.

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

     While we have no specific acquisition agreements in place or commitments to expand our branch network, we periodically evaluate various potential financial institution acquisition opportunities and also periodically evaluate potential locations for new branch offices. We anticipate that funding for any acquisitions or expansions would be provided from our existing cash balances, available dividends from subsidiary banks, utilization of available lines of credit and future debt or equity offerings.

Services Offered by Our Subsidiary Banks

     Each of our subsidiary banks is a separate legal entity that operates under the day-to-day management of its own board of directors and officers. Each of our subsidiary banks provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, transmitting funds, and performing other customary commercial banking services. Certain of our subsidiary banks also administer pension plans, profit sharing plans and other employee benefit plans. First National Bank of Abilene, First National Bank, Sweetwater, Stephenville Bank and Trust Co. and San Angelo National Bank have active trust departments. The trust departments offer a complete range of services to individuals, associations, and corporations. These services include administering estates, testamentary trusts, various types of living trusts, and agency accounts. In addition, First National Bank of Abilene, First Financial Bank, Cleburne, San Angelo National Bank and First Financial Bank, National Association, Southlake, Texas provide securities brokerage services through arrangements with various third parties.

     We have filed an application with the office of the Comptroller of the Currency to form a limited purpose national bank under which we will consolidate the management of our current trust departments. The new entity will operate as a subsidiary of our subsidiary holding company, First Financial Bankshares of Delaware, Inc. We believe that with this structure we can more effectively manage our current trust operations and provide trust services to customers of our banks that do not currently have trust departments. We anticipate that the new trust company will begin operations in the latter part of 2003.

Competition

     Commercial banking in Texas is highly competitive, and because we hold less than 1% of the state's deposits, we represent only a minor segment of the industry. To succeed in this industry, our management believes that our banks must have the capability to compete in the areas of (1) interest rates paid or charged; (2) scope of services offered; and (3) prices charged for such services. Our subsidiary banks compete in their respective service areas against highly competitive banks, thrifts, savings and loan associations, small loan companies, credit unions, mortgage companies, and brokerage firms, all of which are engaged in providing financial products and services and some of which are larger than our subsidiary banks in terms of capital, resources and personnel.

     Our business does not depend on any single customer or any few customers, the loss of any one of which would have a materially adverse effect upon our business. Although we have a broad base of customers that are not related to us, our customers also occasionally include our officers and directors, as well as other entities with which we are affiliated. With our subsidiary banks we may make loans to officers and directors, and entities with which we are affiliated, in the ordinary course of business. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans to directors, officers and their affiliates are also subject to numerous restrictions under federal and state banking laws which we describe in greater detail below.

Employees

     With  our  subsidiary  banks  we  employed   approximately   750  full-time
equivalent employees at February 1, 2003. Our management believes that our employee relations have been and will continue to be good.

Supervision and Regulation

     Both federal and state laws extensively regulate bank holding companies, financial holding companies and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation, or FDIC, although shareholders may also benefit. The following information describes particular laws and regulatory provisions relating to financial holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on our business and the business of our subsidiary banks.

Bank Holding Companies and Financial Holding Companies

     Traditionally, the activities of bank holding companies were limited to the business of banking and activities closely related or incidental to banking. Bank holding companies were generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. The Gramm-Leach-Bliley Act, which took effect on March 12, 2000, dismantled many Depression-era restrictions against affiliation between banking, securities and insurance firms by permitting bank holding companies to engage in a broader range of financial activities, so long as certain safeguards are observed. Specifically, bank holding companies may elect to become "financial holding companies" that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity.

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

     We elected to become a financial holding company in September 2001. As a financial holding company, we have very broad discretion to affiliate with securities firms and insurance companies, make merchant banking investments, and engage in other activities that the Federal Reserve Board has deemed financial in nature. In order to continue as a financial holding company, we must continue to be well-capitalized, well-managed and maintain compliance with the Community Reinvestment Act. Depending on the types of financial activities that we may engage in in the future, under Gramm-Leach-Bliley's fractional regulation principles, we may become subject to supervision by additional government agencies. The election to be treated as a financial holding company increases our ability to offer financial products and services that historically we were either unable to provide or were only able to provide on a limited basis. As a result, we will face increased competition in the markets for any new financial products and services that we may offer. Likewise, an increased amount of consolidation among banks and securities firms or banks and insurance firms could result in a growing number of large financial institutions that could compete aggressively with us.

Mergers and Acquisitions

     We generally must obtain approval from the banking regulators before we can acquire other financial institutions. We must not engage in certain acquisitions if we are undercapitalized. Furthermore, the BHCA provides that the Federal Reserve Board cannot approve any acquisition, merger or consolidation that may substantially lessen competition in the banking industry, create a monopoly in any section of the country, or be a restraint of trade. However, the Federal Reserve Board may approve such a transaction if the convenience and needs of the community clearly outweigh any anti-competitive effects. Specifically, the Federal Reserve Board would consider, among other factors, the expected benefits to the public (greater convenience, increased competition, greater efficiency, etc.) against the risks of possible adverse effects (undue concentration of resources, decreased or unfair competition, conflicts of interest, unsound banking practices, etc.).

Banks

     Federal and state laws and regulations that govern banks have the effect of, among other things, regulating the scope of business, investments, cash reserves, the purpose and nature of loans, the maximum interest rate chargeable on loans, the amount of dividends declared, and required capitalization ratios.

     National Banking Associations. Banks that are organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency, or OCC. The OCC supervises, regulates and regularly examines the First National Bank of Abilene, First National Bank, Sweetwater, First Financial Bank, National Association, Cleburne, Eastland National Bank, San Angelo National Bank, Weatherford National Bank, First Financial Bank, National Association, Southlake and City National Bank, Mineral Wells. The OCC's supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act:

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

     Because our Texas-chartered banks are members of the FDIC, they are also subject to regulation at the federal level by the FDIC, and are subject to most of the federal laws described below.

Deposit Insurance

     Each of our subsidiary banks is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions and generally does not exceed $100,000 per depositor. Our subsidiary banks must pay assessments to the FDIC under a risk-based assessment system for federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U.S. Treasury, the Federal Financing Bank and the Bank Insurance Fund member banks. As of December 31, 2002, the assessment rate for each of our subsidiary banks is at the lowest level risk-based premium available.

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

     Our subsidiary banks paid aggregate dividends of approximately $26.6 million in 2002 and approximately $25.5 million in 2001. Under the dividend restrictions discussed above, as of December 31, 2002, our subsidiary banks, without obtaining governmental approvals, could have declared in the aggregate additional dividends of approximately $20.7 million from retained net profits.

     To pay dividends, we and our subsidiary banks must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve Board and the OCC have each indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends to the extent that net income is sufficient to cover both cash dividends and rate of earnings retention consistent with capital needs, asset quality and overall financial condition. No undercapitalized institution may pay a dividend.

Affiliate Transactions

     The Federal Reserve Act, the FDIA and the rules adopted under these statutes restrict the extent to which we can borrow or otherwise obtain credit from, or engage in certain other transactions with, our depository subsidiaries. These laws regulate "covered transactions" between insured depository institutions and their subsidiaries, on the one hand, and their nondepository affiliates, on the other hand. "Covered transactions" include a loan or extension of credit to a nondepository affiliate, a purchase of securities issued by such an affiliate, a purchase of assets from such an affiliate (unless otherwise exempted by the Federal Reserve Board), an acceptance of securities issued by such an affiliate as collateral for a loan, and an issuance of a guarantee, acceptance, or letter of credit for the benefit of such an affiliate. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of "covered transactions" cannot exceed ten percent of the capital stock and the surplus of the insured depository institution; and (2) in the case of all affiliates, the aggregate amount of "covered transactions" cannot exceed twenty percent of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute "covered transactions" must be collateralized in prescribed amounts. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Finally, when we and our subsidiary banks conduct transactions internally among us, we are required to do so at arm's length.

Loans to Directors, Executive Officers and Principal Shareholders

     The authority of our subsidiary banks to extend credit to our directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder. These statutes and regulations impose specific limits on the amount of loans our subsidiary banks may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans our subsidiary banks make to directors and other insiders must satisfy the following requirements:

o The loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with us or the subsidiary banks;

o The subsidiary banks must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with us or the subsidiary banks; and

o The loans must not involve a greater than normal risk of repayment or other unfavorable features.

     Furthermore, each subsidiary bank must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the Federal Reserve Ace and Regulation O.

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

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill, core deposit intangibles and purchased mortgage servicing rights). As of December 31, 2002, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 18.50%; (2) Total Capital to Risk-Weighted Assets Ratio, 19.52%; and (3) Tier 1 Capital Leverage Ratio, 10.51%.

     Banks. The Federal Deposit Insurance  Corporation  Improvement Act of 1991,
or FDICIA established five capital tiers with respect to depository institutions: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a "well-capitalized" institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be "adequately capitalized," it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be "undercapitalized," it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be "significantly undercapitalized," it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be "critically undercapitalized," it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take "prompt corrective action" against depository institutions that do not meet minimum capital requirements. Under current regulations, we were "well capitalized" as of December 31, 2002.

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

     In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Texas Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank's business, its total revenue, and the bank's total assets. As of December 31, 2002, all of our Texas-chartered banks exceeded the minimum ratios applied to them.

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

     Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require the bank's shareholders to pay the deficiency on a pro-rata basis. If any shareholder refuses to pay the pro-rata assessment after three months notice, then the bank's board of directors must sell an appropriate amount of the shareholder's stock at a public auction to make up the deficiency. To the extent necessary, if a deficiency in capital still exists and the bank refuses to go into liquidation, then a receiver may be appointed to wind up the bank's affairs. Additionally, under the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default) our other banking subsidiaries may be assessed for the FDIC's loss.

Interstate Banking and Branching Act

     Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or Riegle-Neal Act, a bank holding company or financial holding company is able to acquire banks in states other than its home state. The Riegle-Neal Act also authorized banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Furthermore, under this act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit it to do so. Accordingly, both the OCC and the Texas Banking Department accept applications for interstate merger and branching transactions, subject to certain limitations on ages of the banks to be acquired and the total amount of deposits within the state a bank or financial holding company may control. Since our primary service area is Texas, we do not expect that the ability to operate in other states will have any material impact on our growth strategy. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets in Texas.

Community Reinvestment Act of 1977

     The Community Reinvestment Act of 1977, or CRA subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. We believe our subsidiary banks have taken significant actions to comply with the CRA, and each has received at least a "satisfactory" commendation in its most recent review by federal regulators with respect to its compliance with the CRA.

Monitoring and Reporting Suspicious Activity

     Under the Bank Secrecy Act, IRS rules and other regulations, we are required to monitor and report unusual or suspicious account activity as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or USA PATRIOT Act, of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps to:

o to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

o to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

o to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

o to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions are also required to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

o        the development of internal policies, procedures, and controls;

o        the designation of a compliance officer;

o        an ongoing employee training program; and

o        an independent audit function to test the programs.

     In addition, the USA PATRIOT Act also requires the Secretary of the Treasury to adopt rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the Gramm-Leach-Bliley Act that are discussed below. Finally, under the regulations of the Office of Foreign Asset Control, we are required to monitor and block transactions with certain "specially designated nationals" who OFAC has determined pose a risk to U.S. national security.

Consumer Laws and Regulations

     We are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations among other things prohibit discrimination on the basis of race, gender or other designated characteristics and mandate various disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. These and other laws also limit finance charges or other fees or charges earned in our activities. We must comply with the applicable provisions of these consumer protection laws and regulations as part of our ongoing customer relations.

Technology Risk Management and Consumer Privacy

     State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes expose a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

     Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

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

Pending and Proposed Legislation

     New regulations and statutes are regularly proposed containing wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Enforcement Powers of Federal Banking Agencies

     The Federal Reserve and other state and federal banking agencies and regulators have broad enforcement powers, including the power to terminate deposit insurance, issue cease-and-desist orders, impose substantial fees and other civil and criminal penalties and appoint a conservator or receiver. Our failure to comply with applicable laws, regulations and other regulatory pronouncements could subject us, as well as our officers and directors, to administrative sanctions and potentially substantial civil penalties.

Available Information

     We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission's web site at http://www.sec.gov. No information from this web page is incorporated by reference herein. Our web site is http://www.ffin.com. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed them with the SEC.

ITEM 2.       PROPERTIES

     Our principal office is located in the First National Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in a building owned by First National Bank of Abilene. The lease for approximately 2,300 square feet of space expires December 31, 2004. The lease for approximately 1,100 square feet of space expires May 31, 2006. Our subsidiary banks collectively own 22 banking facilities, some of which are detached drive-ins, and they also lease six banking facilities. Our management considers all of our existing locations to be well-suited for conducting the business of banking. We believe that our existing facilities are adequate to meet our requirements and our subsidiary banks' requirements for the foreseeable future.

ITEM 3.       LEGAL PROCEEDINGS

     From time to time we and our  subsidiary  banks  are  parties  to  lawsuits arising in the ordinary course of our banking business. However, there are no material pending legal proceedings to which we, our subsidiary banks or our other direct and indirect subsidiaries, or any of their properties, are currently subject. Other than regular, routine examinations by state and federal banking authorities, there are no proceedings pending or known to be contemplated by any governmental authorities.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2002.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock, par value $10.00 per share, is traded on the Nasdaq Stock Market under the trading symbol FFIN. See "Item 8--Financial Statements and Supplementary Data--Quarterly Financial Data" for the high, low and closing sales prices as reported by the Nasdaq Stock Market for our common stock for the periods indicated.

Holders

     As of February 13, 2003, we had 1,604 shareholders of record.

Dividends

     See "Item 8--Financial Statements and Supplementary Data--Quarterly Results of Operations" for the frequency and amount of cash dividends paid by us. Also, see "Item 1 - Business - Supervision and Regulation - Payment of Dividends" and "Item 7 - Management's Discussion and Analysis of the Financial Condition and Results of Operations - Liquidity - Dividends" for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Recent Sales of Unregistered Securities

     During  the  year  ended  December  31,  2002,   the  following   sales  of
unregistered shares of common stock were made to employees in connection with their exercise of stock options:


                                      Number of Common                       Aggregate Sales
                         Date              Shares        Price Per Share          Price
                       --------           --------       ---------------      -------------
                       01-25-02             3,702         $    14.90          $  55,159.80
                       02-04-02             4,830              14.90             71,967.00
                       02-22-02             2,147              14.90             31,990.30
                       02-27-02             1,073              14.90             15,987.70
                       02-27-02               220              29.27              6,439.40
                       04-11-02               309              29.27              9,044.43
                       04-15-02                75              20.80              1,560.00
                       04-19-02               110              29.27              3,219.70
                       05-20-02               400              14.90              5,960.00
                       05-21-02             1,073              14.90             15,987.70
                       06-05-02               353              14.90              5,259.70
                       06-05-02               150              20.80              3,120.00
                       06-05-02             1,514              29.27             44,314.78
                       06-06-02             2,343              20.80             48,734.40
                       06-06-02               860              14.90             12,814.00
                       06-07-02               450              14.90              6,705.00
                       06-11-02               673              14.90             10,027.70
                       06-13-02               247              29.27              7,229.69
                       06-28-02               330              29.27              9,659.10
                       07-02-02               330              29.27              9,659.10
                       07-16-02             1,341              14.90             19,980.90
                       08-26-02               330              29.27              9,659.10
                       08-26-02             2,414              14.90             35,968.60
                       09-11-02                75              20.80              1,560.00
                       09-12-02               309              29.27              9,044.43
                       11-05-02               257              14.90              3,829.30
                       12-05-02               350              14.90              5,215.00
                       12-06-02               200              14.90              2,980.00
                       12-06-02             1,815              29.27             53,125.05
                       12-12-02                50              14.90                745.00
                       12-16-02             2,344              20.80             48,755.20
                       12-20-02                75              20.80              1,560.00
                       12-20-02               200              29.27              5,854.00
                                           ------         ----------          ------------

                              Totals       30,949         $    18.52          $ 573,116.08
                                           ======                             ============


     Each of the foregoing sales were made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.       SELECTED FINANCIAL DATA

     The selected financial data presented below as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. The amounts related to shares of our common stock have been adjusted to give effect to all stock dividends and stock splits. Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated information required to be disclosed by the Securities and Exchange Commissions' Industry Guide 3, "Statistical Disclosure by Bank Holding Companies."


                                                                      Year Ended December 31,
                                                --------------------------------------------------------------------
                                                   2002           2001          2000          1999           1998
                                                ----------     ----------    ----------    ----------     ----------
                                                           (dollars in thousands, except per share data)
Summary Income Statement Information:
  Interest income                               $  104,862     $  116,473    $  117,951    $  110,013     $  111,868
  Interest expense                                  24,380         44,834        48,829        43,338         46,292
                                                ----------     ----------    ----------    ----------     ----------
  Net interest income                               80,482         71,639        69,122        66,675         65,576
  Provision for loan losses                          2,370          1,964         2,398         2,031          1,140
  Noninterest income                                29,553         27,579        25,947        24,484         22,351
  Noninterest expense                               59,082         55,072        51,692        51,934         52,422
                                                ----------     ----------    ----------    ----------     ----------
  Earnings before income taxes                      48,583         42,182        40,979        37,194         34,365
  Income tax expense                                14,630         12,827        12,663        11,504         11,111
                                                ----------     ----------    ----------    ----------     ----------
  Net earnings                                  $   33,953     $   29,355    $   28,316    $   25,690     $   23,254
                                                ==========     ==========    ==========    ==========     ==========
Per Share Data:
  Net earnings per share, basic                 $     2.75     $     2.38    $     2.28    $     2.06     $     1.87
  Net earnings per share, assuming dilution           2.74           2.37          2.27          2.05           1.86
  Cash dividends declared                             1.35           1.16          1.03           .90            .80
  Book value at period-end                           19.31          17.32         15.92         14.33          13.62
Earnings performance ratios:
  Return on average assets                            1.78%          1.62%         1.67%         1.53%          1.44%
  Return on average equity                           15.13          14.35         15.39         14.84          14.51
Summary Balance Sheet Data (Period-end):
  Investment securities                         $  772,256     $  721,694    $  654,253    $  656,218     $  625,891
  Loans                                            964,040        940,131       859,271       797,275        779,544
  Total assets                                   1,993,183      1,929,694     1,753,814     1,723,369      1,686,647
  Deposits                                       1,711,562      1,685,163     1,519,874     1,524,704      1,504,856
  Total liabilities                              1,754,415      1,716,040     1,557,693     1,544,706      1,517,198
  Total shareholders' equity                       238,768        213,654       196,121       178,663        169,449
Asset quality ratios:
  Allowance for loan losses/period-end loans          1.16%          1.13%         1.15%         1.12%          1.15%
  Nonperforming assets/period-end loans plus
     foreclosed assets                                0.44           0.51          0.48          0.26           0.41
  Net charge offs/average loans                       0.19           0.18          0.18          0.27           0.36
Capital ratios:
  Average shareholders' equity/average assets        11.76%         11.29%        10.86%        10.30%          9.89%
  Leverage ratio (1)                                 10.51           9.92         10.40          9.62           9.02
  Tier 1 risk-based capital (2)                      18.50          17.10         17.75         17.19          16.03
  Total risk-based capital (3)                       19.52          18.08         18.74         18.13          17.01
  Dividend payout ratio                              49.13          48.94         45.23         43.64          41.66

--------------------------------------------------------------------------------

(1)  Calculated  by  dividing,  at  period-end,   shareholders'  equity  (before
     unrealized  gain/loss on  securities  available-for-sale)  less  intangible assets by fourth quarter average assets less intangible assets.
(2)  Calculated  by  dividing,  at  period-end,   shareholders'  equity  (before
     unrealized  gain/loss on  securities  available-for-sale)  less  intangible assets by risk-adjusted assets.
(3)  Calculated  by  dividing,  at  period-end,   shareholders'  equity  (before
     unrealized  gain/loss on  securities  available  for sale) less  intangible assets  plus  allowance  for  loan  losses  to  the  extent  allowed  under regulatory guidelines by risk-adjusted assets.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Management's discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2002 and 2001, and consolidated statements of earnings for the years 2000 through 2002 should be reviewed in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K. All amounts, prices and per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends.

     On July 3, 2001, we acquired City Bancshares, Inc. and its subsidiary City National Bank, Mineral Wells, Texas for $16.5 million in cash. The results of City National Bank are included in our consolidated financial statements beginning July 1, 2001 and may to some extent affect the comparisons to the prior period amounts and 2002 operating results which include a full year of City National Bank's operations.

Critical Accounting Policies

     The preparation of the Company's consolidated financial statements is based on the selection of certain accounting policies, based on generally accepted accounting principles and customary practices in the banking industry. These policies, in certain areas, require management to make significant estimates and assumptions. The following discussion addresses the Company's allowance for loan loss and its provision for loan losses which is deemed by management to be its most critical accounting policy. We have other key accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe that these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely that they would have a material impact on our reported results for a given period.

     A policy is deemed critical if (i) the accounting estimate required the Company to make assumptions about matters that are highly uncertain at the time the accounting estimate was made; and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements.

     The allowance for loan losses is an amount that management believes will be adequate to absorb inherent estimated losses on existing loans in which collectibility is unlikely based upon management's review and evaluation of the loan portfolio, including letters of credit, lines of credit and unused commitments to provide financing. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

     Management's periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio by our loan review department and regulatory examiners. A consistent, well documented loan review methodology has been developed that includes allowances assigned to specific loans and nonspecific allowances that are based on the factors noted in the prior sentence. Our independent loan review department is responsible for performing this evaluation for all of our subsidiary banks to ensure consistent methodology.

     Although we believe that we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

     The Company's policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price.

Results of Operations

     Performance Summary. Net earnings for 2002 were $34.0 million, an increase of $4.6 million, or 15.7%, over net earnings for 2001 of $29.4 million. Net earnings for 2000 were $28.3 million. The increase in net earnings for 2002 over 2001 was primarily attributable to an increase in net interest income resulting primarily from growth in average earning assets and an improved net interest margin. The increase in net earnings for 2001 over 2000 was primarily attributable to an increase in net interest income resulting primarily from the growth in average earning assets and an increase in noninterest income resulting primarily from increases in service fees on deposit accounts and real estate mortgage fees.

     On a basic net earnings per share basis, net earnings were $2.75 for 2002 as compared to $2.38 for 2001 and $2.28 for 2000. Return on average assets was 1.78% for 2002 as compared to 1.62% for 2001 and 1.67% for 2000. Return on average equity was 15.13% for 2002 as compared to 14.35% for 2001 and 15.39% for 2000.

     Affecting our 2002 net earnings and basic and diluted earnings per share is the implementation of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 was effective January 1, 2002 for calendar year companies; however, acquired goodwill and intangible assets recorded in the acquisition of City Bancshares, Inc. closed subsequent to June 30, 2001 were subject immediately to its provisions.

     On January 1, 2002, goodwill amounting to $23,765,896 was not subject to further amortization as a result of SFAS No. 142. The Company conducted its initial impairment test in 2002, with no reduction of recorded goodwill resulting from the test. A reconciliation adjusting comparative net earnings and earnings per share for the years ended December 31, 2001 and 2000, to show the effect of no longer amortizing the Company's goodwill, follows:


                                                                                          2001            2000
                                                                                      ------------    ------------
   Reported net earnings                                                              $ 29,354,505    $ 28,316,047
   Add back: goodwill amortization
     Goodwill amortization, before income tax                                            1,641,367       1,641,367
     Income tax benefit                                                                   (420,000)       (420,000)
                                                                                      ------------    ------------
   Adjusted net earnings                                                              $ 30,575,872    $ 29,537,414
                                                                                      ============    ============

   Basic earnings per share:
     Reported net earnings                                                            $       2.38    $       2.28
     Goodwill amortization, net of income tax benefit                                          .10             .10
                                                                                      ------------    ------------
   Adjusted net earnings                                                              $       2.48    $       2.38
                                                                                      ============    ============

   Earnings per share, assuming dilution:
     Reported net earnings                                                            $       2.37    $       2.27
     Goodwill amortization, net of income tax benefit                                          .10             .10
                                                                                      ------------    ------------
   Adjusted net earnings                                                              $       2.47    $       2.37
                                                                                      ============    ============


     Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $84.2 million in 2002 as compared to $74.8 million in 2001 and $71.9 million in 2000. These increases were primarily due to growth in the volume of earning assets, and for 2002, an improved net interest margin. Average earning assets were $1.748 billion in 2002, as compared to $1.653 billion in 2001 and $1.538 billion in 2000. The 2002 increase in average earning assets is attributable to higher average investment securities we held, which increased $72.3 million, and higher average loans we made, which increased $44.5 million. These increases were partially offset by a $22.4 million decrease in the 2002 average of short-term investments, which consist of primarily Federal funds sold. The 2001 increase in average earning assets was due primarily to an increase in average short-term investments, which increased $28.9 million, and higher average loans, which increased $80.0 million. Table 1 allocates the increases in tax-equivalent net interest income for 2002 and 2001 between the amount of increase attributable to volume and rate.

     Table 1 -- Changes in Interest Income and Interest Expense (in thousands):


                                                2002 Compared to 2001                    2001 Compared to 2000
                                       --------------------------------------     -----------------------------------
                                        Change Attributable to       Total        Change Attributable to      Total
                                       ------------------------                   ----------------------
                                         Volume         Rate         Change         Volume       Rate         Change
                                       ----------    ----------    ----------     ---------    ---------    ---------
Short-term investments..........       $     (905)   $   (1,359)   $   (2,264)    $   1,799    $  (1,736)   $      63
Taxable investment securities...            3,394        (3,300)           94          (233)      (1,154)      (1,387)
Tax-exempt investment securities(1)         1,032           241         1,273           707          106          813
Loans (1).......................            3,720       (13,911)      (10,191)        7,404       (7,993)        (589)
                                       ----------    ----------    ----------     ---------    ---------    ---------
    Interest income.............            7,241       (18,329)      (11,088)        9,678      (10,778)      (1,100)

Interest-bearing deposits.......            1,169       (21,052)      (19,883)        2,688       (6,455)      (3,767)
Short-term borrowings...........              (26)         (545)         (571)          481         (709)        (228)
                                       ----------    ----------    ----------     ---------    ---------    ---------
    Interest expense............            1,143       (21,597)      (20,454)        3,169       (7,164)      (3,995)
                                       ----------    ----------    ----------     ---------    ---------    ---------
    Net interest income.........       $    6,098    $    3,268    $    9,366     $   6,508    $  (3,613)   $   2,895
                                       ==========    ==========    ==========     =========    =========    =========
---------------

(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.


     The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated below in Table 2 for the years 2000 through 2002. As the prime rate declined from 9.50% to 4.75% in 2001, our earning assets re-priced in advance of interest bearing deposits, which resulted in a lower net interest margin. As we re-priced our interest bearing deposits in 2002, the net interest margin improved to 4.82% as compared to 4.52% for 2001.

Table 2 -- Average Balances and Average Yields and Rates (in thousands, except percentages):


                                            2002                         2001                         2000
                                 --------------------------   --------------------------   --------------------------
                                 Average    Income/   Yield/  Average    Income/   Yield/  Average   Income/   Yield/
                                  Balance   Expense    Rate    Balance   Expense    Rate   Balance   Expense    Rate
                                 ---------- ---------  ----   ----------  --------  ----   ----------  --------  ----
Assets
  Short-term investments.....    $   57,030 $     947  1.66%  $   79,424  $  3,211  4.04%  $   50,538  $ 3,148   6.23%
  Taxable investment securities     597,830    32,264  5.40      540,771    32,170  5.95      544,546   33,557   6.16
  Tax-exempt investment             150,824    10,475  6.95      135,620     9,202  6.79      125,072    8,389   6.71
   securities (1)............
  Loans (1)(2)...............       942,101    64,872  6.89      897,616    75,063  8.36      817,603    75,652  9.25
                                 ---------- ---------         ----------  --------         ----------  --------
   Total earning assets......     1,747,785   108,558  6.21    1,653,431   119,646  7.24    1,537,759   120,746  7.85
  Cash and due from banks....        81,016                       80,032                       77,727
  Bank premises and equipment        41,195                       40,903                       40,400
  Other assets...............        24,458                       17,693                       28,212
  Goodwill, net..............        24,644                       29,178                       19,335
  Allowance for loan losses..       (11,099)                     (10,107)                      (9,420)
                                 -----------                  ----------                   ----------
   Total assets..............    $1,907,999                   $1,811,130                   $1,694,013
                                 ==========                   ==========                   ==========
Liabilities and Shareholders'
Equity
  Interest-bearing deposits..    $1,259,158 $  24,088  1.91%  $1,226,560  $ 43,971  3.58%  $1,161,175  $ 47,738  4.11%
  Short-term borrowings......        24,628       292  1.19       25,392            3.40       17,621     1,091  6.19
                                 ---------- ---------         ----------  --------         ----------  --------
                                                  292                          863
                                               -----                      --------
   Total interest-bearing         1,283,786    24,380  1.90    1,251,952    44,834  3.58    1,178,796    48,829  4.14
                                            ---------                     --------                     --------
   liabilities...............
  Noninterest-bearing deposits      385,012                      339,800                      317,659
  Other liabilities..........        14,846                       14,861                       13,529
                                 ----------                   ----------                   ----------
   Total liabilities.........     1,683,644                    1,606,613                    1,509,984
Shareholders' equity.........       224,355                      204,517                      184,029
                                 ----------                   ----------                   ----------
  Total liabilities and
   shareholders' equity......    $1,907,999                   $1,811,130                   $1,694,013
                                 ==========                   ==========                   ==========
Net interest income..........               $  84,178                     $ 74,812                     $ 71,917
                                            =========                     ========                     ========
Rate Analysis:
  Interest income/earning
  assets.....................                          6.21%                        7.24%                        7.85%
  Interest expense/earning
  assets.....................                          1.39                         2.71                         3.18
                                                       ----                         ----                         ----
   Net yield on earning assets                         4.82%                        4.52%                        4.68%
                                                       ====                         ====                         ====
---------------

(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans.


     Noninterest Income. Noninterest income for 2002 was $29.6 million, an increase of $2.0 million, or 7.2%, as compared to 2001. The increase resulted primarily from (i) an increase in service fees on deposit accounts of $692 thousand which reflects growth in number of accounts and transactions processed;
(ii) an increase in real estate mortgage fees of $248 thousand which reflects a continued high volume of mortgage originations and refinancing transactions generated by low mortgage rates; (iii) an increase of $429 thousand in ATM transaction fees which reflects the Company's focus to increase the cardholder base and the usage of check cards; and (iv) $735 thousand in check printing fees that, in periods prior to 2002, were recorded as a reduction in printing and supplies expense. The change in classification for check printing fees was made in response to a change in bank regulatory financial reporting guidelines.

     Noninterest income for 2001 was $27.6 million, an increase of $1.6 million, or 6.3%, as compared to 2000. This increase was primarily a result of; (i) an increase in trust fees of $397 thousand; (ii) an increase in service fees on deposit accounts of $669 thousand; and (iii) an increase of $588 thousand in real estate mortgage fees. Table 3 provides comparisons for other categories of noninterest income.

     Table 3 -- Noninterest Income (in thousands):


                                                                  Increase                   Increase
                                                      2002       (Decrease)      2001       (Decrease)        2000
                                                   ----------    ----------    ----------   ----------     ----------
Trust fees...................................      $    5,836    $      (55)   $    5,891   $      397     $    5,494
Service fees on deposit accounts.............          15,435           692        14,743          669         14,074
Real estate mortgage fees....................           1,858           248         1,610          588          1,022
Net securities gains (losses)................              16           (52)           68         (462)           530
ATM fees.....................................           2,370           429         1,941          387          1,554
  Other:
  Mastercard fees............................             980            26           954          124            830
  Check printing fees........................             735           735             -            -              -
  Miscellaneous income.......................             708           (95)          803         (114)           917
  Safe deposit rental fees...................             403             9           394           (1)           395
  Exchange fees..............................             196            11           185          (39)           224
  Credit life fees...........................             200           (16)          216          (21)           237
  Data processing fees.......................             245           (16)          261          113            148
  Brokerage commissions......................             340            46           294           42            252
  Interest on loan recoveries................             230            12           218          (52)           270
                                                   ----------    ----------    ----------   ----------     ----------
     Total other.............................           4,037           712         3,325           52          3,273
                                                   ----------    ----------    ----------   ----------     ----------
  Total Noninterest Income...................      $   29,552    $    1,974    $   27,578   $    1,631     $   25,947
                                                   ==========    ==========    ==========   ==========     ==========


     Noninterest Expense. Total noninterest expense for 2002 was $59.1 million, an increase of $4.0 million, or 7.3%, as compared to 2001. Noninterest expense for 2001 amounted to $55.1 million, an increase of $3.4 million or 6.3% as compared to 2000. An important measure in determining whether a banking company effectively managed noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Our efficiency ratio for 2002 was 51.96% which represented improvement when compared to 53.82% for 2001, and 53.11% for 2000.

     Salaries and employee benefits for 2002 totaled $32.0 million, an increase of $3.3 million, or 11.5%, as compared to 2001. Salaries for 2002 were up $1.6 million with the increase attributable to normal pay increases, a higher number of full time equivalent employees, and higher performance incentive payments. Profit sharing and pension expenses for 2002 increased $823 thousand and $549 thousand, respectively, as compared to the prior year. The higher profit sharing expense related to the Company's 2002 increase in net earnings. In 2002, the Company lowered the expected long-term rate of return on pension plan assets from 8.5% to 6.5%; this change is the primary factor contributing to higher pension expense in the current year as compared to the prior year. Net occupancy expense for 2002 was virtually unchanged from the prior year and equipment expense was up $343 thousand over the 2001 amount. The higher equipment expense resulted primarily from higher depreciation and higher repairs and maintenance expense as compared to 2001. Intangible asset amortization for 2002 decreased $1.5 million and resulted primarily from the change in accounting principle that became effective January 1, 2002 and which eliminated the amortization of goodwill. Printing, stationery and supplies expense for 2002 increased $391 thousand over the prior year amount. The increase for 2002 was due to $735 thousand in check printing fees being included in noninterest income for 2002 versus a reduction in printing expense in prior years. ATM expense for 2002 was $266 thousand higher than the 2001 amount and reflects increased customer usage in 2002.

     Salaries and employee benefits for 2001 totaled $28.7 million, an increase of $1.6 million as compared to 2000. The increase resulted primarily from normal salary increases and the addition of employees from our acquisition finalized in July 2001. Net occupancy and equipment expense in the aggregate for 2001 increased by $710 thousand and resulted primarily from higher utilities and repair and maintenance expense. Other professional fees for 2001 increased $302 thousand as compared to the prior year. The increase resulted primarily from;
(i) executive search fees; (ii) leasehold improvement design fees; and (iii) technology systems conversions. Printing, stationery, and supplies expense for 2001 increased $202 thousand as compared to 2000 and reflects expense related to the printing of additional customer disclosures and supplies related to implementation of check imaging at a number of our subsidiary banks.

     Table 4 -- Noninterest Expense (in thousands):


                                                                  Increase                   Increase
                                                      2002       (Decrease)      2001       (Decrease)        2000
                                                   ----------    ----------    ----------   ----------     ----------
Salaries.....................................      $   23,984    $    1,604    $   22,380   $    1,417     $   20,963
Medical and other benefits...................           2,297           180         2,117          133          1,984
Profit sharing...............................           2,681           823         1,858          (16)         1,874
Pension......................................           1,173           549           624          (56)           680
Payroll taxes................................           1,858           152         1,706          130          1,576
                                                   ----------    ----------    ----------   ----------     ----------
  Total salaries and employee benefits.......          31,993         3,308        28,685        1,608         27,077

Net occupancy expense........................           3,909           (87)        3,996          433          3,563
Equipment expense............................           4,801           343         4,458          277          4,181
Intangible amortization......................             135        (1,506)        1,641            -          1,641

Other:
  Data processing and operation fees.........           1,078           (38)        1,116         (147)         1,263
  Postage....................................           1,094           (80)        1,174          128          1,046
  Printing, stationery and supplies..........           1,475           391         1,084          202            882
  Advertising................................           1,169            64         1,105           51          1,054
  Correspondent bank service charges.........           1,491           162         1,329           67          1,262
  ATM expense................................           1,361           266         1,095          145            950
  Credit card fees...........................             696            27           669           65            604
  Telephone..................................             870            (8)          878          124            754
  Public relations and business development..             758            43           715           12            703
  Directors' fees............................             516            30           486           33            453
  Audit and accounting fees..................             785            39           746           80            666
  Legal fees.................................             383            50           333           54            279
  Other professional and service fees........             796           (37)          833          302            531
  Regulatory exam fees.......................             526            83           443           19            424
  Travel.....................................             311             7           304           54            250
  Courier expense............................             676           127           549          101            448
  Operational and other losses...............             743           203           540         (205)           745
  Other miscellaneous expense................           3,516           623         2,893          (23)         2,916
                                                   ----------    ----------    ----------   -----------    ----------
     Total other.............................          18,244         1,952        16,292        1,062         15,230
                                                   ----------    ----------    ----------   ----------     ----------
Total Noninterest Expense....................      $   59,082    $    4,010    $   55,072   $    3,380     $   51,692
                                                   ==========    ==========    ==========   ==========     ==========


     Income Taxes. Income tax expense was $14.6 million for 2002 as compared to $12.8 million for 2001 and $12.7 million for 2000. Our effective tax rates on pretax income were 30.1%, 30.4% and 30.9%, respectively, for the years 2002, 2001 and 2000.

Balance Sheet Review

     Loans. The loan portfolio is comprised of loans made to businesses, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate mortgage loans. As of December 31, 2002, total loans were $964.0 million, an increase of $23.9 million, as compared to December 31, 2001. As compared to year-end 2001, real estate loans increased $28.6 million and consumer loans decreased $4.4 million. Commercial, financial and agricultural loans as of year-end 2002 were virtually unchanged from one year ago. Loans averaged $942.1 million during 2002, an increase of $44.5 million over the prior year average.

     Table 5 -- Composition of Loans (in thousands):


                                                                        December 31,
                                               ---------------------------------------------------------------
                                                  2002         2001          2000          1999         1998
                                               ---------     ---------    ---------     ---------     --------
Commercial, financial and agricultural.....    $ 311,743     $ 312,053    $ 295,032     $ 297,966     $278,647
Real estate-- construction.................       50,911        47,173       40,610        43,039       36,721
Real estate-- mortgage.....................      375,256       350,382      290,920       208,895      198,447
Consumer, net of unearned income...........      226,130       230,523      232,709       247,375      265,729
                                               ---------     ---------    ---------     ---------     --------
                                               $ 964,040     $ 940,131    $ 859,271     $ 797,275     $779,544
                                               =========     =========    =========     =========     ========


     Table 6 -- Maturity Distribution and Interest Sensitivity of Loans at December 31, 2002 (in thousands):

     The following tables summarize maturity and yield information for the commercial, financial, and agricultural and the real estate-construction portion of the loan portfolio as of December 31, 2002:


                                                                After One
                                                                  Year
                                              One Year           Through          After Five
                                              or less          Five Years           Years            Total
                                            -------------     -------------      -----------       -----------
Commercial, financial, and agricultural     $     216,797     $      76,860      $    18,086       $   311,743
Real estate-- construction...........              35,292            15,619                -            50,911
                                            -------------     -------------      -----------       -----------
                                            $     252,089     $      92,479      $    18,086       $   362,654
                                            =============     =============      ===========       ===========



                                                                  Maturities
                                                               After One Year
                                                                 -----------
     Loans with fixed interest rates....................         $    55,354
     Loans with floating or adjustable interest rates...              55,211
                                                                 -----------
                                                                 $   110,565
                                                                 ===========

     Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which consist of nonperforming loans and foreclosed assets, were $4.3 million at December 31, 2002, as compared to $4.8 million at December 31, 2001 and $4.1 million at December 31, 2000. As a percent of loans and foreclosed assets, nonperforming assets were 0.44% at December 31, 2002, as compared to 0.51% at December 31, 2001 and 0.48% at December 31, 2000. Management considers the level of nonperforming assets to be manageable and is not aware of any material classified credit not properly disclosed as nonperforming at December 31, 2002.

     Table 7 -- Nonperforming Assets (in thousands, except percentages):


                                                                            At December 31,
                                                   -----------------------------------------------------------------
                                                      2002          2001         2000          1999          1998
                                                   ----------    ----------    ----------   ---------      ---------
Nonaccrual loans.............................      $    3,716    $    3,727    $    3,512   $   1,389      $   2,717
Loans still accruing and past due 90 days or               14            66            34          63             67
more.........................................
Restructured loans...........................               -             -             -           -              -
                                                   ----------    ----------    ----------   ---------      ---------
     Nonperforming loans.....................           3,730         3,793         3,546       1,452          2,784
Foreclosed assets............................             536         1,031           546         637            385
                                                   ----------    ----------    ----------   ---------      ---------
     Total nonperforming assets..............      $    4,266    $    4,824    $    4,092   $   2,089      $   3,169
                                                   ==========    ==========    ==========   =========      =========
As a % of loans and foreclosed assets........           0.44%         0.51%        0.48%        0.26%          0.41%


     Provision and Allowance for Loan Losses. The allowance for loan losses is the amount deemed by management as of a specific date to be adequate to provide for losses on loans that are deemed uncollectible. Management determines the allowance and the required provision expense by reviewing general loss experiences and the performances of specific credits. The provision for loan losses was $2.4 million for 2002 as compared to $2.0 million for 2001 and $2.4 million for 2000. As a percent of average loans, net loan charge-offs were 0.19% during 2002, and 0.18% during 2001 and 2000. The allowance for loan losses as a percent of loans was 1.16% as of December 31, 2002, as compared to 1.13% as of

December 31, 2001. A key indicator of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans, which consist of nonaccrual loans, loans past due 90 days, and restructured loans. This ratio for the past five years is disclosed in Table 8. Table 9 provides an allocation of the allowance for loan losses based on loan type and the percent of total loans that each major loan type represents. Other than the loan types presented in Table 9, we had no loan concentration at December 31, 2002 that represented more than 10% of total loans.

     Although we believe that we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

     Table 8 -- Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):


                                                        2002         2001         2000          1999         1998
                                                      ---------    ---------    ---------    ---------     ---------
Balance at January 1,..............................   $  10,602    $   9,888    $   8,938    $   8,988     $  10,632
Allowance established from purchase acquisitions...           -          407            -            -             -
                                                      ---------    ---------    ---------    ---------     ---------
                                                         10,602       10,295        8,938        8,988        10,632
Charge-offs:
  Commercial, financial and agricultural...........       1,116        1,094          950        1,038         1,267
  Consumer.........................................       1,471        1,498        1,998        2,747         2,786
  All other........................................           -           33           45           36           106
                                                      ---------    ---------    ---------    ---------     ---------
Total loans charged off............................       2,587        2,625        2,993        3,821         4,159

Recoveries:
  Commercial, financial and agricultural...........         288          269          391          632           532
  Consumer.........................................         535          688          855          936           811
  All other........................................          11           11          299          172            32
                                                      ---------    ---------    ---------    ---------     ---------
Total recoveries...................................         834          968        1,545        1,740         1,375
                                                      ---------    ---------    ---------    ---------     ---------

Net charge-offs....................................       1,753        1,657        1,448        2,081         2,784
Provision for loan losses..........................       2,370        1,964        2,398        2,031         1,140
                                                      ---------    ---------    ---------    ---------     ---------
Balance at December 31,............................   $  11,219    $  10,602    $   9,888    $   8,938     $   8,988
                                                      =========    =========    =========    =========     =========

Loans at year-end..................................   $ 964,040    $ 940,131    $ 859,271    $ 797,275     $ 779,544
Average loans......................................     942,101      897,616      817,603      779,283       770,183

Net charge-offs/average loans......................        0.19%        0.18%        0.18%        0.27%         0.36%
Allowance for loan losses/year-end loans...........        1.16         1.13         1.15         1.12          1.15
Allowance for loan losses/nonperforming loans......      300.78       279.51       278.85       615.55        322.84


     Table 9 -- Allocation of Allowance for Loan Losses (in thousands):


                                                       2002         2001         2000          1999           1998
                                                    ---------    ---------    ---------     ----------     ----------
                                                   Allocation   Allocation    Allocation    Allocation     Allocation
                                                      Amount      Amount        Amount        Amount         Amount
                                                    ---------    ---------    ---------     ----------     ----------
Commercial, financial and agricultural........      $   3,628    $   4,966    $   3,394     $    3,340     $    3,213
Real estate-- construction....................            592          415          468            483            423
Real estate-- mortgage........................          4,368        2,710        3,348          2,342          2,288
Consumer......................................          2,631        2,511        2,678          2,773          3,064
                                                    ---------    ---------    ---------     ----------     ----------
    Total.....................................      $  11,219    $  10,602    $   9,888     $    8,938     $    8,988
                                                    =========    =========    =========     ==========     ==========

     Percent of Total Loans:


                                                             2002          2001       2000        1999        1998
                                                             -----        -----       -----       -----       -----
Commercial, financial and agricultural................       32.34%       33.19%      34.33%      37.37%      35.74%
Real estate-- construction............................        5.28         5.02        4.73        5.40        4.71
Real estate-- mortgage................................       38.93        37.27       33.86       26.20       25.46
Consumer, net of unearned income......................       23.45        24.52       27.08       31.03       34.09


     Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming asset table. Also included in classified loans are certain other loans that are deemed to be potential problems. Potential problem loans are those loans that are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $12.0 million as of December 31, 2002.

     Investment Securities. Investment securities totaled $772.3 million as of December 31, 2002, as compared to $721.7 million at December 31, 2001 and $654.3 million at December 31, 2000. At December 31, 2002, securities with an amortized cost of $200.4 million were classified as securities held-to-maturity and securities with a market value of $571.8 million were classified as securities available-for-sale. As compared to December 31, 2001, the portfolio at December 31, 2002, reflected (i) an increase of $14.8 million in U.S. Treasury; (ii) an increase of $12.8 million in tax-exempt obligations of states and political subdivisions; (iii) a $4.2 million decrease in corporate bonds and other securities; and (iv) a $27.2 million increase in mortgage-backed securities. As compared to December 31, 2000, the portfolio at December 31, 2001 reflected (i) a decrease of $86.9 million in U.S. Treasury and U.S. Government corporations and agency securities; (ii) an increase of $16.8 million in tax-exempt obligations of states and political subdivisions; (iii) an $6.6 million increase in other securities, primarily corporate bonds; and (iv) a $130.9 million increase in mortgage-backed securities. The overall portfolio yield of 5.62% at the end of 2002 was down from the prior year-end yield of 6.06% due to lower average interest rates. We did not hold collateralized mortgage obligations that entail higher risks than other mortgage-backed securities without complex payment features nor did we hold any structured notes. See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2002 and 2001.

     Table 10 -- Composition of Investment Securities (dollars in thousands):


                                                                At December 31,
                               ------------------------------------------------------------------------------------
                                        2002                          2001                          2000
                               ------------------------      ------------------------      ------------------------
                               Amortized                     Amortized                     Amortized
    Held-to-Maturity:            Cost        Fair Value         Cost        Fair Value       Cost        Fair Value
    ----------------           ---------      ---------      ---------      ---------      ---------      ---------
U.S. Treasury securities
   and obligations of U.S.
   Government corporations
   and agencies.............   $ 110,939      $ 117,808      $ 172,880      $ 177,872      $ 251,418      $ 251,922
Obligations of states and
   political subdivisions...      60,836         64,050         75,959         77,495         82,344         83,067
Corporate bonds.............         499            540            498            512          4,615          4,597
Mortgage-backed securities..      28,176         29,464         41,333         42,687         53,541         54,005
Other securities............           -              -              4              4              -              -
                               ---------      ---------      ---------      ---------      ---------      ---------
                                 200,450        211,862        290,674        298,570        391,918        393,591



                                                                At December 31,
                                 ------------------------------------------------------------------------------------
                                         2002                           2001                          2000
                                 ------------------------      ------------------------      ------------------------
                                 Amortized                     Amortized                     Amortized
   Available-for-Sale:             Cost        Fair Value        Cost        Fair Value        Cost        Fair Value
   ------------------            ---------      ---------      ---------      ---------      ---------      ---------
U.S. Treasury securities
   and obligations of U.S.
   Government corporations
   and agencies.............     $ 164,090      $ 171,619      $  93,151      $  94,919      $ 102,872      $ 103,321
Obligations of states and
   political subdivisions...       104,800        110,741         82,546         82,851         58,544         59,610
Corporate bonds.............        49,234         51,812         56,553         58,522         47,326         47,715
Mortgage-backed securities         228,490        232,106        189,421        191,720         47,963         48,551
Other securities............         5,453          5,529          3,007          3,007          3,137          3,137
                                 ---------      ---------      ---------      ---------      ---------      ---------
                                   552,067        571,807        424,678        431,019        259,842        262,334
                                 ---------      ---------      ---------      ---------      ---------      ---------

                                 $ 752,517      $ 783,669      $ 715,352      $ 729,589      $ 651,760      $ 655,925
                                 =========      =========      =========      =========      =========      =========


     Table 11 -- Maturities and Yields of Investment Securities Held at December 31, 2002 (in thousands, except percentages):


                                                                      Maturing
                               --------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                   One Year          Through          Through            After
                                   or Less         Five Years        Ten Years         Ten Years          Total
                               --------------    ---------------    -------------    --------------   ---------------
Held-to-Maturity:               Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield   Amount   Yield
----------------               -------   ----    --------   ----    ------   ----    -------   ----   --------   ----
U.S. Treasury obligations..    $ 1,002   5.38%   $      -      -%   $    -      -%   $     -      -%  $  1,002   5.38%
Obligations of U.S.
   Government corporations
     and agencies..........     31,627   5.33      78,310   5.70         -      -          -      -    109,937   5.59
Obligations of states and
   political subdivisions..     18,476   6.12      19,953   6.57     8,275   7.44     14,132   7.76     60,836   6.83
Corporate bonds and other
   securities..............          -      -         499   6.17         -      -          -      -        499   6.17

Mortgage-backed securities.      4,855   6.91      22,290   6.72     1,031   5.44          -      -     28,176   6.71
                               -------   ----    --------   ----    ------   ----    -------   ----   --------   ----
   Total...................    $55,960   5.73%   $121,052   6.01%   $9,306   7.22%   $14,132   7.76%  $200,450   6.12%
                               =======   ====    ========   ====    ======   ====    =======   ====   ========   ====



                                                                      Maturing
                               --------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                   One Year          Through          Through            After
                                   or Less         Five Years        Ten Years         Ten Years          Total
                               --------------    ---------------    -------------    --------------   ---------------
Available-for-Sale:             Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield   Amount   Yield
------------------             -------   ----    --------   ----    ------   ----    -------   ----   --------   ----
U.S. Treasury obligations..    $     -      -%   $  1,005   1.89%   $    -      -%   $     -      -%  $  1,005   1.89%
   Obligations of U.S.
   Government corporations
   and agencies............     12,418   5.12     158,196   4.32         -      -          -      -    170,614   4.38
Obligations of states and
   political subdivisions..      4,211   6.38       8,133   5.71    34,469   7.26     63,928   7.24    110,741   7.10
Corporate bonds and other
   securities..............     12,586   5.94      40,647   6.01         -      -      4,108   6.00     57,341   5.99

Mortgage-backed securities.     17,910   5.49     182,752   5.40    31,444   4.93          -      -    232,106   5.34
                               -------   ----    --------   ----   -------   ----    -------   ----   --------   ----
   Total...................    $47,125   5.59%   $390,733   5.02%  $65,913   6.06%   $68,036   7.17%  $571,807   5.44%
                               =======   ====    ========   ====   =======   ====    =======   ====   ========   ====




                                                                      Maturing
                               --------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                   One Year          Through          Through            After
                                   or Less         Five Years        Ten Years         Ten Years          Total
                               --------------    ---------------    -------------    --------------   ---------------
Total Investment Securities:    Amount   Yield    Amount   Yield    Amount  Yield    Amount   Yield    Amount   Yield
---------------------------    -------   ----    --------   ----    ------   ----    -------   ----   --------   ----
U.S. Treasury obligations..    $  1,002  5.38%   $  1,005   1.89%   $    -      -%   $     -      -%  $  2,007   3.63%
Obligations of U.S.
   Government corporations
   and agencies............     44,045   5.27     236,506   4.78         -      -          -      -    280,551   4.85
Obligations of states and
   political subdivisions..     22,687   6.17      28,086   6.32    42,744   7.30     78,060   7.33    171,577   7.00
Corporate bonds and other
   securities..............     12,586   5.94      41,146   6.01         -      -      4,108   6.00     57,840   5.99

Mortgage-backed securities.      22,765  5.79     205,042   5.54    32,475   4.95          -      -    260,282  5.48
                               --------  ----    --------   ----   -------   ----    -------   ----   --------  ----
   Total...................    $103,085  5.67%   $511,785   5.26%  $75,219   6.20%   $82,168   7.27%  $772,257  5.62%
                               ========  ====    ========   ====   =======   ====    =======   ====   ========  ====


     Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $1.712 billion as of December 31, 2002, as compared to $1.685 billion as of December 31, 2001 and $1.520 billion as of December 31, 2000. Table 12 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100 thousand or more.

     Table 12 -- Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):


                                                2002                        2001                       2000
                                       ----------------------      -----------------------     ----------------------
                                         Average       Average       Average        Average     Average       Average
                                         Balance         Rate        Balance          Rate      Balance         Rate
                                       ----------        ----      ----------         ----     ----------        ----
Noninterest-bearing deposits....       $  385,012           -      $  339,800            -     $  317,659           -
Interest-bearing deposits
   Interest-bearing checking....          315,688        0.71%        279,585         1.43%       252,281        1.59%
   Savings and money market
     accounts...................          389,337        1.18         366,412         2.58        374,396        3.93
   Time deposits under $100,000.          371,970        3.11         384,576         5.30        370,093        5.29
   Time deposits of $100,000 or
     more.......................          182,163        3.13         195,987         5.19        164,405        5.74
                                       ----------        ----      ----------         ----     ----------        ----
   Total interest-bearing deposits      1,259,158        1.91%      1,226,560         3.58%     1,161,175        4.11%
                                       ----------                  ----------                  ----------
Total average deposits..........       $1,644,170                  $1,566,360                  $1,478,834
                                       ==========                  ==========                  ==========


                                                             December 31, 2002
                                                                 -----------
     Three months or less...............................         $    75,477
     Over three through six months......................              39,710
     Over six through twelve months.....................              57,785
     Over twelve months.................................              22,782
                                                                 -----------
       Total time deposits of $100,000 or more..........         $   195,754
                                                                 ===========


Capital Resources

     Total shareholders' equity was $238.8 million, or 11.98% of total assets, at December 31, 2002, as compared to $213.6 million, or 11.07% of total assets, at December 31, 2001. During 2002, total shareholders' equity averaged $224.4 million, or 11.76% of average assets, as compared to $204.5 million, or 11.29% of average assets, during 2001.

     Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders' equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of December 31, 2002, our total risk-based and leverage ratios were 19.52% and 10.51%, respectively, as compared to total risk-based and leverage ratios of 18.08% and 9.92% as of December 31, 2001. We believe by all measurements our capital ratios remain above regulatory minimums.

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

     Each of our subsidiary banks has an asset/liability committee that monitors interest rate risk and compliance with investment policies. Each subsidiary bank tracks interest rate risk by, among other things, interest-sensitivity gap and simulation analysis. Table 13 sets forth the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2002, and sets forth the repricing dates of our consolidated interest-earning assets and interest-bearing liabilities as of that date, as well as our projected consolidated interest rate sensitivity gap percentages for the periods presented. The table is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment. These assumptions are estimates made by management. Assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on our consolidated net interest income.

     Table 13 -- Interest Sensitivity Analysis (in thousands, except percentages):


                                                                                                         December 31,
                                                                                                             2002
                                                                                                          Estimated
                              2002        2003       2004       2005       2006      Beyond      Total    Fair Value
                           ----------   --------   --------   --------   --------   --------  ----------  ----------
Loans
  Fixed rate loans........ $   95,936   $ 65,864   $ 82,400   $ 79,104   $ 70,057   $ 89,516  $  482,877  $  492,042
   Average interest rate..       7.00%      8.42%      8.02%      7.23%      7.17%      7.80%       7.58%
  Adjustable rate loans...    451,626      5,725      3,552     10,087      9,898        275     481,163     481,163
   Average interest rate..       4.87         --         --         --         --         --        4.57
Investment securities
  Fixed rate securities...    102,770    163,451    185,336    149,146      9,990    157,308     768,001     779,414
   Average interest rate..       5.65       5.62       5.22       4.86       5.61       6.75        5.61
  Adjustable rate
    securities............      4,255         --         --         --         --         --       4,255       4,255
   Average interest rate..       4.81         --         --         --         --         --        4.81
Other earning assets
  Adjustable rate other...     72,325         --         --         --         --         --      72,325      72,325
   Average interest rate..       1.23         --         --         --         --         --        1.23
                           ----------   --------   --------   --------   --------   --------  ----------  ----------
Total interest sensitive
   assets................. $  726,912   $235,040   $271,288   $238,337   $ 89,945   $247,099  $1,808,621  $1,828,364
   Average interest rate..       4.76%      6.43%      6.08%      5.68%      6.98%      7.13%       5.73%

Deposits
  Fixed rate deposits.....    466,285     42,008     12,232      2,223     10,879         --     533,627     537,171
   Average interest rate..       2.41%      3.31%      5.28%      4.40%      4.25%        --        2.59%
  Adjustable rate
    deposits..............    750,041      2,421         --         --         --         --     752,462     752,462
   Average interest rate..       0.79         --         --         --         --         --        0.79
Other interest-bearing
  liabilities
  Adjustable rate other...     26,709         --         --         --         --         --      26,709      26,709
   Average interest rate..       0.67         --         --         --         --         --        0.67
                           ----------   --------   --------   --------   --------   --------  ----------  ----------
Total interest sensitive
  liabilities.............  1,243,035     44,429     12,232      2,223     10,879         --   1,312,798   1,316,342
   Average interest rate..       1.39%      3.13%      5.28%      4.40%      4.25%        --        1.52%

Interest sensitivity gap.. $ (516,123)  $190,611   $259,056   $236,114   $ 79,066   $247,099  $  495,823  $  512,022
Cumulative interest
  sensitivity gap.........   (516,123)  (325,512)   (66,456)   169,658    248,724    495,823
Ratio of interest
  sensitive assets to
  interest sensitive
  liabilities.............      58.48%
Cumulative ratio of
  interest sensitive
  assets to interest
  sensitive liabilities...      58.48%     74.72%     94.89%    113.03%    118.95%    137.77%
Cumulative interest
  sensitivity gap as a
  percent of earning
  assets..................     (28.54)%   (18.00)%    (3.67)%     9.38%     13.75%     27.41%


     As of December 31, 2001, our 2002 interest-sensitivity gap was ($518.8) million and our 2002 ratio of interest sensitive assets to interest sensitive liabilities was 58.73%.

     Management estimates that, as of December 31, 2002, an upward shift of interest rates by 150 basis points would result in a 4.5% increase in projected net interest income over the next twelve months, and a downward shift of interest rates by 150 basis points would result in a 7.1% reduction in projected net interest income over the next twelve months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Management believes that it is unlikely that such changes would occur in a short time period. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results would, in management's belief, be different from the foregoing estimates, and such differences could be material.

Liquidity

     Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represents future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Table 14. Asset liquidity is provided by cash and assets, which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to sell securities under agreement to repurchase, which amounted to $26.7 million at December 31, 2002, and an unfunded $25.0 million line of credit established with a nonaffiliated bank which matures on June 30, 2003. We believe the line of credit will be renewed upon maturity. Given the strong core deposit base and relatively low loan to deposit ratios maintained at the subsidiary banks, management considers the current liquidity position to be adequate to meet short- and long-term liquidity needs.

     In addition, we anticipate that any future acquisition of financial institutions and expansion of branch locations could also place a demand on our cash resources. Available cash at our parent company which totaled $23.1 million at December 31, 2002, available dividends from subsidiary banks which totaled $20.7 million at December 31, 2002, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

     Table 14 -- Commercial Commitments As of December 31, 2002 (in thousands):


                                           Total Amounts       Less than 1                               Over 5
                                             Committed            year        1-3 years    4-5 years      years
                                            ------------     -------------  ------------   ---------   ----------
Commitments to extend credit..........      $    185,895     $     176,758  $      4,779   $   2,491   $    1,867
Standby letters of credit.............             6,068             5,253           806           9            -
                                            ------------     -------------  ------------   ---------   ----------
Total Commercial Commitments..........      $    191,963     $     182,011  $      5,585   $   2,500   $    1,867
                                            ============     =============  ============   =========   ==========



     The Company has no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose the Company to liability that is not reflected on the face of the financial statements.

     Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent solely on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At December 31, 2002, approximately $20.7 million was available for the payment of intercompany dividends by the subsidiary banks without the prior approval of regulatory agencies. Our subsidiary banks paid aggregate dividends of $26.6 million in 2002 and $25.5 million in 2001. Also at December 31, 2002, we had $25.0 million available under a line of credit with an unaffiliated financial institution.

     Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 50% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to

49.1%, 48.9% and 45.2% of net earnings, respectively, in 2002, 2001 and 2000. Given our current strong capital position and projected earnings and asset growth rates, we do not anticipate any change in our current dividend policy.

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

     The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2002 and 2001. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.


                                                                                        2002
                                                                 ---------------------------------------------------
                                                                     4th           3rd           2nd           1st
                                                                 ----------    ---------    ----------     ---------
Summary Income Statement Information:
  Interest income                                                $   25,687    $  26,316    $   26,414     $  26,445
  Interest expense                                                    5,244        5,818         6,246         7,072
                                                                 ----------    ---------    ----------     ---------
  Net interest income                                                20,443       20,498        20,168        19,373
  Provision for loan losses                                             809          652           510           399
                                                                 ----------    ---------    ----------     ---------
  Net interest income after provision for loan losses                19,634       19,846        19,658        18,974
  Noninterest income                                                  7,858        7,527         7,177         6,975
  Net gain (loss) on securities transactions                              -           (3)           19             -
  Noninterest expense                                                15,247       14,902        14,677        14,256
                                                                 ----------    ---------    ----------     ---------
  Earnings before income taxes                                       12,245       12,468        12,177        11,693
  Income tax expense                                                  3,694        3,768         3,655         3,513
                                                                 ----------    ---------    ----------     ---------
  Net earnings                                                   $    8,551    $   8,700    $    8,522     $   8,180
                                                                 ==========    =========    ==========     =========
Per Share Data:
  Net earnings per share, basic                                  $     0.69    $    0.70    $     0.69     $    0.66
  Net earnings per share, assuming dilution                            0.69         0.70          0.69          0.66
  Cash dividends declared                                              0.35         0.35          0.35          0.30
  Book value at period-end                                            19.31        19.25         18.43         17.60
Common stock sales price: (1)
  High                                                           $    42.00    $   41.73    $    43.00     $   34.30
  Low                                                                 34.65        34.85         33.00         29.30
  Close                                                               38.00        36.44         41.84         33.21



                                                                                        2001
                                                                 ---------------------------------------------------
                                                                    4th           3rd           2nd           1st
                                                                 ----------    ---------    ----------     ---------
Summary Income Statement Information:
  Interest income                                                $   27,814    $  29,500    $   29,213     $  29,946
  Interest expense                                                    9,071       10,958        11,779        13,026
                                                                 ----------    ---------    ----------     ---------
  Net interest income                                                18,743       18,542        17,434        16,920
  Provision for loan losses                                             562          539           497           366
                                                                 ----------    ---------    ----------     ---------
  Net interest income after provision for loan losses                18,181       18,003        16,937        16,554
  Noninterest income                                                  6,972        6,847         7,046         6,646
  Net gain on securities transactions                                     -            -            14            54
  Noninterest expense                                                14,364       14,047        13,507        13,154
                                                                 ----------    ---------    ----------     ---------
  Earnings before income taxes                                       10,789       10,803        10,490        10,100
  Income tax expense                                                  3,258        3,270         3,203         3,096
                                                                 ----------    ---------    ----------     ---------
  Net earnings                                                   $    7,531    $   7,533    $    7,287     $   7,004
                                                                 ==========    =========    ==========     =========
Per Share Data:
  Net earnings per share, basic                                  $     0.61    $    0.61    $     0.59     $    0.57
  Net earnings per share, assuming dilution                            0.61         0.61          0.59          0.56
  Cash dividends declared                                              0.30         0.30          0.30         0.264
  Book value at period-end                                            17.32        17.31         16.77         16.40
Common stock sales price: (1)
  High                                                           $    31.88    $   32.91    $    31.44     $   27.15
  Low                                                                 27.20        27.00         25.00         23.40
  Close                                                               30.10        29.03         31.00         26.60


(1) These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 25, 2002, we determined not to renew the engagement of our independent accountants, Arthur Andersen LLP. Arthur Andersen had served as our independent auditors since 1990. The decision not to renew the engagement of Arthur Andersen was made by the executive committee of our board of directors following the recommendation of our audit committee. Arthur Andersen's report on our 2001 financial statements was filed with the Securities and Exchange Commission on March 20, 2002 in conjunction with the filing of our Annual Report on Form 10-K for the year ended December 31, 2001.

     During the two fiscal years ended December 31, 2001, and through the subsequent interim period through March 25, 2002, there were no disagreements between Arthur Andersen and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Arthur Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

     None of the reportable events defined under Item 304(a)(1)(v) of Regulation S-K occurred within our two fiscal years ended December 31, 2001 and through the subsequent interim period through March 25, 2002. The audit reports of Arthur Andersen on our consolidated financial statements as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. We provided Arthur Andersen with a copy of the foregoing disclosure, and a copy of its letter stating its agreement with these statements was filed as an exhibit to our Form 8-K dated March 25, 2002.

     The executive committee of our board of directors, upon the recommendation of our audit committee, elected to appoint Ernst & Young LLP as our independent auditors, effective May 16, 2002. During our two fiscal years ended December 31, 2001, and through the subsequent interim periods through May 16, 2002, we did not consult with Ernst & Young regarding any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2003 annual meeting of shareholders or our 2003 proxy statement, under the captions "Proposal 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from our 2003 proxy statement under the caption "Management."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
               RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is hereby incorporated by reference from our 2003 proxy statement under the captions "Proposal 1 -- Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by Item 13 is hereby  incorporated  by reference
from  our  2003  proxy  statement   under  the  caption   "Interest  in  Certain
Transactions."

ITEM 14.      CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934 are effective.

     Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. The following documents are filed as part of this report:

         (1)      Financial Statements

                  Report of Independent Auditors
                  Report of Independent Public Accountants
                  Management's Report on Responsibility for the Financial Statements Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000
                  Consolidated Statements of Comprehensive Earnings for the
                      years ended December 31, 2002, 2001 and 2000
                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000
                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 Notes to the Consolidated Financial Statements

         (2)      Financial Statement Schedules

                  These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

         (3)      Exhibits

                  The information required by this Item 15(a)(3) is set forth in the Exhibit Index immediately following our financial statements. The exhibits listed herein will be furnished upon written request to J. Bruce Hildebrand, Executive Vice President, First Financial Bankshares, Inc., 400 Pine Street, Abilene, Texas 79601, and payment of a reasonable fee that will be limited to our reasonable expense in furnishing such exhibits.

B. Reports on Form 8-K.

     On October 1, 2002, we filed a Form 8-K announcing the hiring of J. Bruce Hildebrand as our next chief financial officer replacing Curtis R. Harvey during the first quarter of 2003. No financial statements were reported as part of this Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FIRST FINANCIAL BANKSHARES, INC.


Date:  March 10, 2003       By:  /S/ F. SCOTT DUESER
                                 -------------------
                                 F. SCOTT DUESER
                                 President, Chief Executive Officer and Director

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


                        Name                                          Title                            Date
                        ----                                          -----                            ----

/S/ KENNETH T. MURPHY                                  Chairman of the Board and Director         March 10, 2003
-----------------------------------------------
               Kenneth T. Murphy
/S/ F. SCOTT DUESER                                    President, Chief Executive Officer         March 10, 2003
-----------------------------------------------
                F. Scott Dueser                                   and Director
                                                          (Principal Executive Officer)
/S/ CURTIS  R.  HARVEY                                 Executive Vice President and Chief         March 10, 2003
-----------------------------------------------
                Curtis R. Harvey                                Financial Officer
                                                        (Principal Financial Officer and
                                                          Principal Accounting Officer)
/S/ JOSEPH E. CANON                                                 Director                      March 18, 2003
-----------------------------------------------
                Joseph E. Canon
/S/ MAC A. COALSON                                                  Director                      March 25, 2003
-----------------------------------------------
                 Mac A. Coalson
/S/ DAVID COPELAND                                                  Director                      March 18, 2003
-----------------------------------------------
                 David Copeland






                        Name                                          Title                            Date
                        ----                                          -----                            ----

/S/ DERRELL E. JOHNSON                                              Director                      March 13, 2003
-----------------------------------------------
               Derrell E. Johnson
/S/ KADE L. MATTHEWS                                                Director                      March 25, 2003
-----------------------------------------------
                Kade L. Matthews
/S/ RAYMOND A. MCDANIEL, JR.                                        Director                      March 18, 2003
-----------------------------------------------
            Raymond A. McDaniel, Jr.
/S/ BYNUM MIERS                                                     Director                      March 18, 2003
-----------------------------------------------
                  Bynum Miers
/S/ JAMES M. PARKER                                                 Director                      March 18, 2003
-----------------------------------------------
                James M. Parker
/S/ JACK D. RAMSEY                                                  Director                      March 18, 2003
-----------------------------------------------
                 Jack D. Ramsey
                                                                    Director                      March __, 2003
-----------------------------------------------
                  Craig Smith
/S/ DIAN GRAVES STAI                                                Director                      March 18, 2003
-----------------------------------------------
                Dian Graves Stai
/S/ F. L. STEPHENS                                                  Director                      March 25, 2003
-----------------------------------------------
                 F. L. Stephens


                                 CERTIFICATIONS

     I, F. Scott Dueser, certify that:

     1. I have reviewed this annual report on Form 10-K of First Financial Bankshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of this disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 10, 2003

By:      /S/ F. SCOTT DUESER
         --------------------------------------------
         F. Scott Dueser
         President, Chief Executive Officer and Director

     I, Curtis R. Harvey, certify that:

     1. I have reviewed this annual report on Form 10-K of First Financial Bankshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 10, 2003

By:      /S/ Curtis R. Harvey
         -----------------------------------
         Curtis R. Harvey
         Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


        Item 601
     Regulation S-K
    Exhibit Reference
         Number                                                       Exhibits
         ------                                                       --------
           3.1            --    Articles  of  Incorporation,   and  all  amendments   thereto,   of  the  Registrant
                                (incorporated  by reference  from Exhibit 1 of the  Registrant's  Amendment No. 2 to
                                Form 8-A filed on Form 8-A/A No. 2 on November 21, 1995).
           3.2            --    Amended  and  Restated  Bylaws,  and  all  amendments  thereto,  of  the  Registrant
                                (incorporated  by reference  from Exhibit 2 of the  Registrant's  Amendment No. 1 to
                                Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).
           4.1            --    Specimen  certificate of First  Financial  Common Stock  (incorporated  by reference from Exhibit 3 of the  Registrant's  Amendment No. 1 to Form 8-A filed on Form 8-A/A
                                No. 1 on January 7, 1994).
          *10.1           --    Deferred Compensation Agreement,  dated October 28, 1992, between the Registrant and
                                Kenneth T. Murphy.
          *10.2           --    Revised  Deferred  Compensation  Agreement,  dated  December 28,  1995,  between the
                                Registrant and Kenneth T. Murphy.
          *10.3           --    Executive Recognition Plan.
          *10.4           --    Form of Executive Recognition Agreement.
           10.5           --    1992  Incentive  Stock Option Plan  (incorporated  by reference from Exhibit 10.5 of the  Registrant's  Form 10-K Annual  Report for the fiscal year ended  December  31,
                                1998).
           10.6                 -- 2002 Incentive Stock Option Plan
                                (incorporated by reference from Appendix A of
                                the Registrant's Schedule 14a Definitive Proxy
                                Statement for the 2002 Annual Meeting of
                                Shareholders)
          *10.7           --    Consulting  Agreement  dated January 1, 2003 between the  Registrant  and Kenneth T.
                                Murphy.
           16.1           --    Letter  regarding  Change in Certifying  Accountant  (incorporated by reference from
                                Exhibit 16.1 of the Registrant's Form 8-K filed on March 25, 2002).
          *21.1           --    Subsidiaries of the Registrant.
           24.1           --    Power of Attorney (included on signature page of this Form 10-K).
          *99.1           --    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          *99.2           --    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
*Filed herewith


                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of First Financial Bankshares, Inc.

We have audited the accompanying consolidated balance sheet of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of First Financial Bankshares, Inc. and subsidiaries as of December 31, 2001 and for each of the two years then ended, were audited by other auditors who have ceased operations and whose report dated January 11, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of First Financial Bankshares, Inc. as of December 31, 2001 and the two years then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense including related tax effects recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 and 2000 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.





                                           Ernst & Young LLP

Dallas, Texas
January 14, 2003

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


Arthur Andersen  LLP

Dallas, Texas,
January 11, 2002







NOTE: THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP WHICH CEASED OPERATIONS. THIS REPORT ADDRESSES CERTAIN FINANCIAL STATEMENTS FOR PERIODS THAT ARE NOT OTHERWISE REQUIRED TO BE INCLUDED IN THIS FORM 10-K.

       MANAGEMENT'S REPORT ON RESPONSIBILITY FOR THE FINANCIAL STATEMENTS



The Management of First Financial Bankshares, Inc. and subsidiaries is responsible for the preparation, integrity, and fair presentation of its annual consolidated financial statements as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by Management. Management has also prepared the other information included in this Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

The annual consolidated financial statements as of and for the year ended December 31, 2002 have been audited by Ernst & Young LLP, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the Board of Directors. Management believes that all representations made to Ernst & Young LLP during the audit were valid and appropriate.

The annual consolidated financial statements as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by Arthur Andersen LLP, who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the Board of Directors. Management believes that all representations made to Arthur Andersen LLP during the audits were valid and appropriate. Arthur Andersen LLP subsequently ceased operations.




F. Scott Dueser                              Curtis R. Harvey
President and Chief Executive Officer        Executive Vice President
                                             and Chief Financial Officer

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001


                            ASSETS                                                      2002                2001
                            ------                                                --------------    --------------
CASH AND DUE FROM BANKS                                                           $  108,436,645    $  112,150,214

FEDERAL FUNDS SOLD                                                                    70,000,000        72,975,000
                                                                                  --------------    --------------

                  Total cash and cash equivalents                                    178,436,645       185,125,214

INTEREST-BEARING DEPOSITS IN BANKS                                                     2,324,425         1,374,285

INVESTMENT SECURITIES:
    Securities held-to-maturity (fair value of $211,862,151 in
         2002 and $298,569,794 in 2001)                                              200,449,784       290,674,490
    Securities available-for-sale, at fair value                                     571,806,629       431,019,205
                                                                                  --------------    --------------

                  Total investment securities                                        772,256,413       721,693,695

LOANS                                                                                964,039,773       940,130,975
    Less- allowance for loan losses                                                   11,218,729        10,602,419
                                                                                  --------------    --------------

                  Net loans                                                          952,821,044       929,528,556

BANK PREMISES AND EQUIPMENT, net                                                      40,605,401        42,012,431

INTANGIBLE ASSETS                                                                     24,870,788        24,711,969

OTHER ASSETS                                                                          21,868,220        25,247,980
                                                                                  --------------    --------------

                  Total assets                                                    $1,993,182,936    $1,929,694,130
                                                                                  ==============    ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

NONINTEREST-BEARING DEPOSITS                                                      $  425,473,353    $  389,406,666

INTEREST-BEARING DEPOSITS                                                          1,286,088,863     1,295,755,932
                                                                                  --------------    --------------

                  Total deposits                                                   1,711,562,216     1,685,162,598

DIVIDENDS PAYABLE                                                                      4,327,374         3,699,976

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                        26,708,994        19,847,067

OTHER LIABILITIES                                                                     11,816,707         7,330,476
                                                                                  --------------    --------------

                  Total liabilities                                                1,754,415,291     1,716,040,117
                                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, $10 par value; authorized 20,000,000 shares;
        12,364,201 and 12,333,252 issued and outstanding at
        December 31, 2002 and 2001, respectively                                     123,642,010       123,332,520
Capital surplus                                                                       58,087,687        57,824,061
    Retained earnings                                                                 45,647,522        28,375,353
    Accumulated other comprehensive earnings                                          11,390,426         4,122,079
                                                                                  --------------    --------------

                  Total shareholders' equity                                         238,767,645       213,654,013
                                                                                  --------------    --------------

                  Total liabilities and shareholders' equity                      $1,993,182,936    $1,929,694,130
                                                                                  ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                        December 31, 2002, 2001 and 2000


                                                                             2002           2001            2000
                                                                       ---------------  -------------   -----------
INTEREST INCOME:
    Interest and fees on loans                                         $    64,609,189  $  74,881,682   $75,474,661
    Interest on investment securities:
        Taxable                                                             32,263,763     32,169,874    33,556,796
        Exempt from federal income tax                                       7,042,102      6,279,973     5,770,861
    Interest on federal funds sold and interest-bearing
        deposits in banks                                                      946,861      3,211,316     3,148,277
                                                                       ---------------  -------------   -----------

                  Total interest income                                    104,861,915    116,472,845   117,950,595
                                                                       ---------------  -------------   -----------

INTEREST EXPENSE:
    Interest on deposits                                                    24,087,911     43,970,532    47,737,862
    Other                                                                      291,793         863,480    1,091,180
                                                                       ---------------  -------------   -----------

                  Total interest expense                                    24,379,704     44,834,012    48,829,042
                                                                       ---------------  -------------   -----------

                  Net interest income                                       80,482,211     71,638,833    69,121,553

PROVISION FOR LOAN LOSSES                                                    2,369,634      1,964,050     2,397,750
                                                                       ---------------  -------------   -----------

                  Net interest income after provision for loan losses       78,112,577     69,674,783    66,723,803
                                                                       ---------------  -------------   -----------

NONINTEREST INCOME:
    Trust department income                                                  5,835,909      5,890,600     5,494,246
    Service fees on deposit accounts                                        15,435,137     14,743,217    14,073,514
    ATM fees                                                                 2,370,313      1,941,508     1,554,437
    Real estate mortgage fees                                                1,858,378      1,609,518     1,021,590
    Net gain on securities transactions                                         16,373         67,789       530,097
    Other                                                                    4,036,366      3,325,858     3,273,445
                                                                       ---------------  -------------   -----------

                  Total noninterest income                                  29,552,476     27,578,490    25,947,329
                                                                       ---------------  -------------   -----------

NONINTEREST EXPENSE:
    Salaries and employee benefits                                          31,992,733     28,685,294    27,077,436
    Net occupancy expense                                                    3,908,856      3,995,597     3,563,289
    Equipment expense                                                        4,800,768      4,457,909     4,180,782
    Printing, stationary and supplies                                        1,474,683      1,084,134       882,470
    Correspondent bank service charges                                       1,491,132      1,329,134     1,261,811
    Amortization of intangible assets                                          135,156      1,641,367     1,641,367
    Other expenses                                                          15,278,722     13,878,262    13,085,333
                                                                       ---------------  -------------   -----------

                  Total noninterest expense                                 59,082,050     55,071,697    51,692,488
                                                                       ---------------  -------------   -----------

EARNINGS BEFORE INCOME TAXES                                                48,583,003     42,181,576    40,978,644

INCOME TAX EXPENSE                                                          14,630,453     12,827,071    12,662,597
                                                                       ---------------  -------------   -----------

NET EARNINGS                                                           $    33,952,550  $  29,354,505   $28,316,047
                                                                       ===============  =============   ===========

NET EARNINGS PER SHARE, BASIC                                          $          2.75  $        2.38   $      2.28
                                                                       ===============  =============   ===========

NET EARNINGS PER SHARE, ASSUMING DILUTION                              $          2.74  $        2.37   $      2.27
                                                                       ===============  =============   ===========

The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Earnings
                        December 31, 2002, 2001 and 2000


                                                                              2002             2001        2000
                                                                         ------------   ------------   ------------
NET EARNINGS                                                             $ 33,952,550   $ 29,354,505   $ 28,316,047

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
    Change in unrealized gain on investment securities
        available-for-sale, before income tax                              13,414,265      3,916,477      9,319,576
    Reclassification adjustment for realized gains on investment
        securities included in net earnings, before income tax                (16,373)       (67,789)      (530,097)
    Minimum liability pension adjustment, before income tax                (2,215,820)             -              -
                                                                         ------------   ------------   ------------

             Total other items of comprehensive earnings                   11,182,072      3,848,688      8,789,479

Income tax expense related to other items of
    comprehensive earnings                                                 (3,913,725)    (1,347,041)    (3,076,320)
                                                                         ------------   ------------   ------------

COMPREHENSIVE EARNINGS                                                   $ 41,220,897   $ 31,856,152   $ 34,029,206
                                                                         ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                        December 31, 2002, 2001 and 2000


                                                                                                         Accumulated
                                              Common Stock                                                  Other
                                        ------------------------                             Treasury    Comprehensive    Total
                                                                    Capital     Retained      Stock,       Earnings   Shareholders'
                                          Shares       Amount       Surplus     Earnings     at cost       (Losses)        Equity
                                        ----------  ------------  -----------  -----------  -----------   -----------  ------------
BALANCE, December 31, 1999               9,972,193   $99,721,930  $60,538,481  $22,495,259  $         -   $(4,092,727) $178,662,943

    Net earnings                                 -             -            -   28,316,047            -             -    28,316,047
    Cash dividends declared,
       $1.03 per share                           -             -            -  (12,808,111)           -             -   (12,808,111)
    Acquisition of treasury stock                -             -            -            -   (3,925,069)            -    (3,925,069)
    Stock issuances                         10,809       108,090       53,829            -            -             -       161,919
    Change in unrealized gain
       (loss) on investment in
       securities available-for-sale,
       net of related income taxes               -             -            -            -            -     5,713,159     5,713,159
                                        ----------  ------------  -----------  -----------  -----------   -----------  ------------

BALANCE, December 31, 2000               9,983,002   $99,830,020  $60,592,310  $38,003,195  $(3,925,069)  $ 1,620,432  $196,120,888

    Net earnings                                 -             -            -   29,354,505            -             -    29,354,505
    Stock split, effected in the form
       of a 25% stock dividend           2,461,770    24,617,700            -  (24,617,700)           -             -             -
    Cash dividends declared,
       $1.16 per share                           -             -            -  (14,364,647)           -             -   (14,364,647)
    Acquisition of treasury stock                -             -            -            -     (315,050)            -      (315,050)
    Retirement of treasury stock          (136,000)   (1,360,000)  (2,880,119)           -    4,240,119             -             -
    Stock issuances                         24,480       244,800      111,870            -            -             -       356,670
    Change in unrealized gain on
       investment in securities
       available-for-sale,
       net of related income taxes               -             -            -            -            -     2,501,647     2,501,647
                                        ----------  ------------  -----------  -----------  -----------   -----------  ------------

BALANCE, December 31, 2001              12,333,252  $123,332,520  $57,824,061  $28,375,353  $         -   $ 4,122,079  $213,654,013

    Net earnings                                 -             -            -   33,952,550            -             -    33,952,550
    Cash dividends declared,
       $1.35 per share                           -             -            -  (16,680,381)           -             -   (16,680,381)
    Stock issuances                         30,949       309,490      263,626            -            -             -       573,116
    Minimum liability pension
       adjustment, net of related
       income taxes                              -             -            -            -            -    (1,440,283)   (1,440,283)
    Change in unrealized gain on
       investment in securities
       available-for-sale,
       net of related income taxes               -             -            -            -            -     8,708,630     8,708,630
                                        ----------  ------------  -----------  -----------  -----------   -----------  ------------

BALANCE, December 31, 2002              12,364,201  $123,642,010  $58,087,687  $45,647,522  $         -   $11,390,426  $238,767,645
                                        ==========  ============  ===========  ===========  ===========   ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        December 31, 2002, 2001 and 2000


                                                                              2002           2001           2000
                                                                       ------------- -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                        $  33,952,550 $  29,354,505   $  28,316,047
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                       4,125,655     5,679,082       5,502,224
       Provision for loan losses                                           2,369,634     1,964,050       2,397,750
       Premium amortization, net of discount accretion                     2,077,358     1,662,108       1,359,124
       Loss (gain) on sale of assets                                          42,890       (52,815)       (540,304)
       Deferred federal income tax expense (benefit)                         350,415      (188,982)       (304,240)
       (Increase) decrease in other assets                                (1,508,089)    3,565,172      (2,567,832)
       Increase (decrease) in other liabilities                            2,695,533    (1,778,326)      1,026,945
                                                                       ------------- -------------   -------------

                  Total adjustments                                       10,153,396    10,850,289       6,873,667
                                                                       ------------- -------------   -------------

                  Net cash provided by operating activities               44,105,946    40,204,794      35,189,714

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest-bearing deposits in banks                       (950,140)   (1,269,947)       (100,258)
   Payment for stock of City Bancshares, Inc., net of cash acquired                -    (6,848,231)              -
   Activity in available-for-sale securities:
     Sales                                                                30,077,478    57,925,815         530,097
     Maturities                                                          814,880,024   660,484,725      21,660,247
     Purchases                                                          (972,026,050) (854,748,980)    (41,804,532)
   Activity in held-to-maturity securities:
     Maturities                                                           90,203,464   176,972,321      87,167,939
     Purchases                                                            (2,360,727)  (76,102,656)    (57,628,266)
   Net increase in loans                                                 (26,012,420)  (31,639,533)    (63,728,244)
   Purchases of bank premises and equipment                               (2,913,886)   (5,151,260)     (2,507,214)
   Proceeds from sale of other assets                                        526,065       200,461         392,305
                                                                       ------------- -------------   -------------

                  Net cash used in investing activities                  (68,576,192)  (80,177,285)    (56,017,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in noninterest-bearing deposits                36,066,687    41,179,967      (4,236,804)
   Net (decrease) increase in interest-bearing deposits                   (9,667,069)   41,583,909        (593,942)
   Net increase (decrease) in securities sold under
      agreements to repurchase                                             6,861,927    (6,317,292)     16,526,625
   Common stock transactions:
     Acquisition of treasury stock                                           -            (315,050)     (3,925,069)
     Proceeds of stock issuances                                             573,116       356,670         161,919
   Dividends paid                                                        (16,052,983)  (13,921,211)    (12,543,863)
                                                                       ------------- -------------   -------------

                  Net cash provided by (used in) financing activities     17,781,678    62,566,993      (4,611,134)
                                                                       ------------- -------------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (6,688,569)   22,594,502     (25,439,346)

CASH AND CASH EQUIVALENTS, beginning of year                             185,125,214   162,530,712     187,970,058
                                                                       ------------- -------------   -------------

CASH AND CASH EQUIVALENTS, end of year                                 $ 178,436,645 $ 185,125,214   $ 162,530,712
                                                                       ============= =============   =============

The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Nature of Operations
--------------------

First Financial Bankshares, Inc. (a Texas corporation) ("Bankshares") is a financial holding company which owns (through its wholly-owned Delaware subsidiary) all of the capital stock of ten banks located in Texas as of December 31, 2002. Those subsidiary banks are First National Bank of Abilene; Hereford State Bank; First National Bank, Sweetwater; Eastland National Bank; First Financial Bank, National Association, Cleburne; Stephenville Bank & Trust Co.; San Angelo National Bank; Weatherford National Bank; First Financial Bank, National Association, Southlake and City National Bank, Mineral Wells. Each subsidiary bank's primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located.

A summary of significant accounting policies of Bankshares and subsidiaries (collectively, the "Company") applied in the preparation of the accompanying consolidated financial statements follows. The accounting principles followed by the Company and the methods of applying them are in conformity with both accounting principles generally accepted in the United States of America and prevailing practices of the banking industry.

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuations of foreclosed real estate, deferred income tax assets, and the fair value of financial instruments.

Consolidation
-------------

The accompanying consolidated financial statements include the accounts of Bankshares and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.


Investment Securities
---------------------

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, with unrealized gains and losses, net of deferred income taxes, excluded from earnings and reported in a separate component of shareholders' equity. Securities classified as trading are recorded at estimated fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 2002, 2001, or 2000.

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

The allowance is an amount that management believes will be adequate to absorb estimated inherent losses on existing loans that are deemed uncollectible based upon management's review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

The Company's policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price. At December 31, 2002 and 2001, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

Other Real Estate
-----------------

Other real estate is foreclosed property held pending disposition and is valued at the lower of its fair value or the recorded investment in the related loan. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.

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

Business Combinations, Goodwill and Other Intangible Assets
-----------------------------------------------------------

Goodwill, relating to acquisitions of certain subsidiary banks, was amortized by the straight-line method over periods of 15 and 40 years during the years ended December 31, 2001 and 2000.

In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 was effective January 1, 2002 for calendar year companies; however, acquired goodwill or intangible assets recorded in our acquisition of City Bancshares, Inc. closed subsequent to June 30, 2001 were subject immediately to its provisions.

On January 1, 2002, goodwill amounting to $23,765,896 was not subject to further amortization as a result of SFAS No. 142. The Company conducted its initial impairment test in 2002, with no reduction of recorded goodwill resulting from the test. A reconciliation adjusting comparative net earnings and earnings per share for the years ended December 31, 2001 and 2000, to show the effect of no longer amortizing the Company's goodwill, follows:


                                                                                          2001            2000
                                                                                      ------------    ------------
   Reported net earnings                                                              $ 29,354,505    $ 28,316,047
   Add back: goodwill amortization
     Goodwill amortization, before income tax                                            1,641,367       1,641,367
     Income tax benefit                                                                   (420,000)       (420,000)
                                                                                      ------------    ------------
   Adjusted net earnings                                                              $ 30,575,872    $ 29,537,414
                                                                                      ============    ============

   Basic earnings per share:
     Reported net earnings                                                            $       2.38    $       2.28
     Goodwill amortization, net of income tax benefit                                          .10             .10
                                                                                      ------------    ------------
   Adjusted net earnings                                                              $       2.48    $       2.38
                                                                                      ============    ============

   Earnings per share, assuming dilution:
     Reported net earnings                                                            $       2.37    $       2.27
     Goodwill amortization, net of income tax benefit                                          .10             .10
                                                                                      ------------    ------------
   Adjusted net earnings                                                              $       2.47    $       2.37
                                                                                      ============    ============


Goodwill arising from acquisitions of assets and liabilities, rather than acquisitions of stock, amounting to $13,000,000, is deductible for federal income tax purposes.

Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits of City Bancshares, Inc. (Note 17) and is being amortized over seven years utilizing a method that approximates the expected attrition of the deposits.

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

Accounting for Income Taxes
---------------------------

The Company's provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock Based Compensation
------------------------

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 2002, 2001 and 2000. Note 15 provides additional information on the Company's stock option plan.

Stock Repurchase
----------------

On July 25, 2000, the Company approved a stock repurchase plan, authorizing the repurchase of up to 740,690 shares of the Company's common stock. During the years ended December 31, 2001 and 2000, the Company repurchased 9,900 and 126,100 shares, respectively. The treasury shares were purchased for $4,240,119, which represented an average purchase price of $31.18 per share. The treasury shares were retired in 2001.

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


                                                                                     Weighted
                                                                      Net             Average         Per Share
                                                                   Earnings           Shares           Amount
                                                                  -----------        ----------       ---------
For the year ended December 31, 2002:
     Net earnings per share, basic                                $33,952,550        12,359,966       $    2.75
                                                                                                      =========
     Effect of stock options                                          -                  47,523
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $33,952,550        12,409,489       $    2.74
                                                                  ===========        ==========       =========

For the year ended December 31, 2001:
     Net earnings per share, basic                                $29,354,505        12,318,346       $    2.38
                                                                                                      =========
     Effect of stock options                                                -            45,323
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $29,354,505        12,363,669       $    2.37
                                                                  ===========        ==========       =========

For the year ended December 31, 2000:
     Net earnings per share, basic                                $28,316,047        12,426,344       $    2.28
                                                                                                      =========
     Effect of stock options                                                -            28,355
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $28,316,047        12,454,699       $    2.27
                                                                  ===========        ==========       =========


Reclassifications
-----------------

Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

2. CASH AND INVESTMENT SECURITIES:
   -------------------------------

The amortized cost, estimated fair values, and gross unrealized gains and losses of the Company's investment securities as of December 31, 2002 and 2001, are as follows:


                                                                          December 31, 2002
                                                 -----------------------------------------------------------------
                                                                     Gross               Gross
                                                  Amortized        Unrealized          Unrealized       Estimated
                                                  Cost Basis      Holding Gains      Holding Losses     Fair Value
                                                 ------------      -----------         ---------       ------------
Securities held-to-maturity:
     U.S. Treasury securities and
        obligations of U.S. government
        corporations and agencies                $110,939,173      $ 6,868,716         $       -       $117,807,889

     Obligations of state and
        political subdivisions                     60,835,676        3,214,571                 -         64,050,247

     Corporate bonds                                  498,936           41,064                 -            540,000

     Mortgage-backed securities                    28,175,999        1,288,594              (578)        29,464,015
                                                 ------------      -----------         ---------       ------------

     Total debt securities
          held-to-maturity                       $200,449,784      $11,412,945         $    (578)      $211,862,151
                                                 ============      ===========         =========       ============


Securities available-for-sale:
     U.S. Treasury securities and
        obligations of U.S.
        government corporations
        and agencies                             $164,090,045      $ 7,545,917         $ (16,670)      $171,619,292

     Obligations of state and
        political subdivisions                    104,800,319        5,952,505           (12,189)       110,740,635

     Corporate bonds                               49,234,116        2,577,468                 -         51,811,584

     Mortgage-backed securities                   228,489,406        4,066,253          (449,560)       232,106,099
                                                 ------------      -----------         ---------       ------------

     Total debt securities
          available-for-sale                      546,613,886       20,142,143          (478,419)       566,277,610

     Other securities                               5,453,100           75,919                 -          5,529,019
                                                 ------------      -----------         ---------       ------------

     Total securities available-for-sale         $552,066,986      $20,218,062         $(478,419)      $571,806,629
                                                 ============      ===========         =========       ============



                                                                          December 31, 2001
                                                                      Gross            Gross
                                                  Amortized         Unrealized       Unrealized         Estimated
                                                  Cost Basis      Holding Gains    Holding Losses       Fair Value
                                                 ------------       ----------       -----------       ------------
Securities held-to-maturity:
     U.S. Treasury securities and
        obligations of U.S. government
        corporations and agencies                $172,879,974       $5,039,045       $   (47,536)      $177,871,483

     Obligations of state and
        political subdivisions                     75,959,059        1,670,635          (134,439)        77,495,255

     Corporate bonds                                  498,483           13,867                 -            512,350

     Mortgage-backed securities                    41,332,974        1,354,710              (978)        42,686,706

     Other securities                                   4,000                -                 -              4,000
                                                 ------------       ----------       -----------       ------------

     Total debt securities
         held-to-maturity                        $290,674,490       $8,078,257       $  (182,953)      $298,569,794
                                                 ============       ==========       ===========       ============


Securities available-for-sale:
     U.S. Treasury securities and
          obligations of U.S.
          government corporations and
        agencies                                  $93,150,557       $2,025,482         $(257,163)       $94,918,876

     Obligations of state and
        political subdivisions                     82,545,879        1,140,522          (835,320)        82,851,081

     Corporate bonds                               56,553,112        2,000,708           (31,141)        58,522,679

     Mortgage-backed securities                   189,421,296        2,982,733          (684,161)       191,719,868
                                                 ------------       ----------       -----------       ------------

     Total debt securities
          available-for-sale                      421,670,844        8,149,445        (1,807,785)       428,012,504

     Other securities                               3,006,701                -                 -          3,006,701
                                                 ------------       ----------       -----------       ------------

     Total securities available-for-sale         $424,677,545       $8,149,445       $(1,807,785)      $431,019,205
                                                 ============       ==========       ===========       ============


The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations
(CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2002 and 2001, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2002 and 2001, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual and expected maturity, are shown below.


                                                         Held-to-Maturity               Available-for-Sale
                                                         ----------------               ----------------------
                                                  Amortized        Estimated         Amortized         Estimated
                                                  Cost Basis       Fair Value        Cost Basis        Fair Value
                                                 ------------     ------------      ------------      ------------
     Due within one year                         $ 55,959,878     $ 57,124,507      $ 46,281,321      $ 47,124,793
     Due after one year through five years        121,052,000      129,421,284       377,002,918       390,627,675
     Due after five years through ten years         9,305,724       10,071,540        63,803,688        65,913,832
     Due after ten years                           14,132,182       15,244,820        59,525,959        62,611,310
                                                 ------------     ------------      ------------      ------------

     Total debt securities                       $200,449,784     $211,862,151      $546,613,886      $566,277,610
                                                 ============     ============      ============      ============

Securities, carried at approximately $239,971,000 and $243,316,000 at December 31, 2002 and 2001, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.


During 2002 and 2001, sales of investment securities that were classified as available-for-sale totaled $30,077,478 and $57,925,815, respectively. Gross realized gains and losses from sales in 2002 were $23,773 and $7,400, respectively. Gross realized gains and losses from 2001 sales were $104,779 and $36,990, respectively. Gross realized gains from 2000 sales were $530,097. The specific identification method was used to determine cost in computing the realized gains and losses.

Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. During 2002 and 2001, such average balances totaled approximately $12,776,000 and $9,017,000, respectively.


3. LOANS AND ALLOWANCE FOR LOAN LOSSES:
   ------------------------------------

Major classifications of loans are as follows:


                                                                                             December 31,
                                                                                    ------------------------------
                                                                                        2002             2001
                                                                                    ------------      ------------
         Commercial, financial, and agricultural                                    $311,743,212      $312,053,042
         Real estate - construction                                                   50,911,156        47,173,297
         Real estate - mortgage                                                      375,255,678       350,381,887
         Consumer                                                                    226,140,626       230,616,297
                                                                                    ------------      ------------

                                                                                     964,050,672       940,224,523
         Unearned income                                                                 (10,899)          (93,548)
                                                                                    ------------      ------------

                  Total loans                                                       $964,039,773      $940,130,975
                                                                                    ============      ============


The Company's recorded investment in impaired loans and the related valuation allowance are as follows:


              December 31, 2002                   December 31, 2001
              -----------------                   -----------------
          Recorded        Valuation            Recorded       Valuation
         Investment       Allowance           Investment      Allowance
         ----------      ----------           ----------     ----------
         $3,734,261      $  752,385           $3,817,683     $  926,636
         ==========      ==========           ==========     ==========

The average recorded investment in impaired loans for the years ended December 31, 2002 and 2001, was approximately $3,776,000 and $3,773,000, respectively. The Company had approximately $4,266,000 and $4,824,000 in nonperforming assets at December 31, 2002 and 2001, respectively. No additional funds are committed to be advanced in connection with impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $111,000, $136,000 and $213,000 during the years ended December 31, 2002, 2001, and 2000, respectively, of which approximately $2,000, $9,000 and $16,000 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2002, 2001, and 2000, respectively, such income would have approximated $317,000, $399,000 and $449,000.

The allowance for loan losses as of December 31, 2002 and 2001, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:


                                                                                       2002              2001
                                                                                    -----------      -----------
     Allowance for loan losses provided for:
         Loans specifically evaluated as impaired                                   $   752,385      $   926,636
         Remaining portfolio                                                         10,466,344        9,675,783
                                                                                    -----------      -----------

         Total allowance for loan losses                                            $11,218,729      $10,602,419
                                                                                    ===========      ===========

Changes in the allowance for loan losses are summarized as follows:


                                                                                    December 31,
                                                                   -----------------------------------------------
                                                                       2002              2001             2000
                                                                   -----------       -----------      ------------
         Balance at beginning of year                              $10,602,419       $ 9,887,646      $  8,937,542
             Add:
                 Provision for loan losses                           2,369,634         1,964,050         2,397,750
                 Loan recoveries                                       834,150           968,535         1,545,080
                 Allowance established at acquisition                  -                 407,129          -

             Deduct:
                 Loan charge-offs                                   (2,587,474)       (2,624,941)       (2,992,726)
                                                                   -----------       -----------      ------------

         Balance at end of year                                    $11,218,729       $10,602,419      $  9,887,646
                                                                   ===========       ===========      ============


An  analysis  of  the  changes  in  loans  to  officers,  directors,   principal
shareholders, or associates of such persons for the years ended December 31, 2002 and 2001 (determined as of each respective year-end) follows:


                                                    Beginning        Additional                           Ending
                                                     Balance            Loans          Payments           Balance
                                                   -----------      ------------      -----------       -----------
         Year ended December 31, 2002              $44,426,313       $27,349,995      $44,235,855       $27,540,453
                                                   ===========       ===========      ===========       ===========

         Year ended December 31, 2001              $35,575,573       $51,556,164      $42,970,581       $44,161,156
                                                   ===========       ===========      ===========       ===========


In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

4. BANK PREMISES AND EQUIPMENT:
   ----------------------------

The following is a summary of bank premises and equipment:


                                                     Useful Life                            December 31,
                                        -----------------------------------          -----------------------------
                                                                                         2002              2001
                                                                                     -----------       -----------
         Land                                -                                      $  7,362,814      $  7,104,759
         Buildings                      20 to 40 years                                50,560,723        49,885,954
         Furniture and equipment        3 to 10 years                                 26,347,819        27,249,965
         Leasehold improvements         Lesser of lease term or 5 to 15 years          4,385,288         4,105,350
                                                                                     -----------       -----------

                                                                                      88,656,644        88,346,028

         Less- accumulated depreciation and amortization                             (48,051,243)      (46,333,597)
                                                                                     -----------       -----------

                                                                                     $40,605,401       $42,012,431
                                                                                     ===========       ===========


Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $4,284,473, $3,755,878, and $3,700,474, respectively and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,578,000, $1,432,000 and $1,387,000, for the years ended December 31, 2002, 2001, and
2000, respectively.



5. TIME DEPOSITS
   -------------

Time deposits of $100,000 or more totaled approximately $195,754,000 and $196,905,000 at December 31, 2002 and 2001, respectively. Interest expense on these deposits was approximately $11,559,000, $10,163,000, and $10,022,000 during 2002, 2001, and 2000, respectively.

At December 31, 2002, the scheduled maturities of time deposits were, as follows:

     Year ending December 31,
     ------------------------
             2003                                    $466,285,411
             2004                                      42,007,875
             2005                                      12,232,334
             2006                                       2,222,764
             2007                                      10,878,020
                                                     ------------

                                                     $533,626,404

6. LINE OF CREDIT
   --------------

The Company has a line of credit with a nonaffiliated bank under which it could borrow up to $25,000,000. The line of credit is unsecured and matures on June 30, 2003. Bankshares paid no fee to secure the unused line of credit and, accordingly, did not estimate a fair value of the unused line of credit at December 31, 2002 and 2001. The line of credit carries an interest rate of the London Interbank Offering Rate plus 1.0%. There was no outstanding balance under the line of credit as of December 31, 2002 and 2001.

7. INCOME TAXES:
   -------------

The Company files a consolidated federal income tax return. Income tax expense (benefit) is comprised of the following:


                                                                                Year Ended December 31,
                                                                   -----------------------------------------------
                                                                      2002              2001               2000
                                                                   -----------       -----------       -----------
         Current federal income tax                                $14,280,038       $13,016,053       $12,966,837
         Deferred federal income tax expense (benefit)                 350,415          (188,982)         (304,240)
                                                                   -----------       -----------       -----------

                  Income tax expense                               $14,630,453       $12,827,071       $12,662,597
                                                                   ===========       ===========       ===========


Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:


                                                                           As a Percent of Pretax Earnings
                                                                ---------------------------------------------------
                                                                      2002             2001              2000
                                                                ---------------- ----------------  ----------------
         Statutory federal income tax rate                            35.0 %          35.0 %             35.0 %
         Reductions in tax rate resulting from
             interest income exempt from
             federal income tax                                       (5.6)%          (5.2)%             (4.9)%
         Other                                                         0.7 %           0.6 %              0.8 %
                                                                      ----            ----               ----

         Effective income tax rate                                    30.1 %          30.4 %             30.9 %
                                                                      ====            ====               ====


The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows:


                                                                                       2002               2001
                                                                                   -----------        ------------
     Deferred tax assets-
         Tax basis of loans in excess of financial statement basis                 $ 3,940,576        $  3,766,408
         Minimum liability in defined benefit plan                                     775,537                   -
         Recognized for financial reporting purposes but not
             for tax purposes-
                 Deferred compensation                                                 686,098             590,462
                 Write-downs and adjustments to other
                     real estate owned and repossessed assets                          133,000             112,000
         Other deferred tax assets                                                     343,527             258,448
                                                                                   -----------        ------------

                           Total deferred tax assets                                 5,878,738           4,727,318

         Deferred tax liabilities-
         Financial statement basis of fixed assets in excess of
             tax basis                                                               1,442,962           1,334,565
         Intangible asset amortization deductible for tax purposes,
             but not for financial reporting purposes                                  832,527                   -
         Recognized for financial reporting purposes but not
             for tax purposes:
                 Accretion on investment securities                                    437,660             385,191
                 Pension plan contributions                                            497,869             610,869
                 Net unrealized gain on investment securities
                      available-for-sale                                             6,908,875           2,219,581
         Other deferred tax liabilities                                                 71,334             225,429
                                                                                   -----------        ------------

                           Total deferred tax liabilities                           10,191,227           4,775,635
                                                                                   -----------        ------------

                      Net deferred tax liability                                   $(4,312,489)       $    (48,317)
                                                                                   ===========        ============



8. FAIR VALUE OF FINANCIAL INSTRUMENTS:
   ------------------------------------

The Company is required to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments as defined. Many of the Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.


Estimated fair values have been determined by the Company using the best available data, as generally provided in the Company's regulatory reports, and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the carrying value.

The estimated fair values, and carrying values at December 31, 2002 and 2001, were as follows:


                                                             2002                               2001
                                                -----------------------------      -------------------------------
                                                   Carrying         Estimated         Carrying         Estimated
                                                     Value         Fair Value           Value         Fair Value
                                                -------------    -------------     -------------     -------------
         Cash and due from banks                 $108,436,645     $108,436,645      $112,150,214      $112,150,214
         Federal funds sold                        70,000,000       70,000,000        72,975,000        72,975,000
         Interest-bearing deposits in banks         2,324,425        2,324,425         1,374,285         1,374,285
         Investment securities                    772,256,413      783,668,780       721,693,695       729,588,999
         Net loans                                952,821,044      964,782,729       929,528,556       938,431,998
         Accrued interest receivable               15,360,833       15,360,833        17,636,608        17,636,608
         Deposits with stated maturities          541,031,072      544,575,352       575,069,375       580,467,556
         Deposits with no stated
             maturities                         1,170,531,144    1,170,531,144     1,110,093,223     1,110,093,223
         Securities sold under agreements
             to repurchase                         26,708,994       26,708,994        19,847,067        19,847,067
         Accrued interest payable                   2,150,309        2,150,309         3,475,555         3,475,555


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

The Company's remaining assets and liabilities, which are not considered financial instruments, have not been valued differently than customary with historical cost accounting.


There is no material difference between the carrying value and the estimated fair value of the Company's contractual off-balance-sheet unfunded lines of credit, loan commitments and letters of credit which are generally priced at market at the time of funding.

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

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2002, future minimum lease commitments are not significant.


10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:
   ---------------------------------------------------

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.

These financial instruments include unfunded lines of credit, commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded lines of credit, commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                             Contract or
                                                         Notional Amount at
                                                         December 31, 2002
                                                         -----------------
       Financial instruments whose contract amounts
          represent credit risk:
                Unfunded lines of credit                    $123,803,128
                Commitments to extend credit                  62,092,132
                Standby letters of credit                      6,067,787

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

The Company has no other off-balance sheet arrangements or transactions that would expose the Company to liability that is not reflected on the face of the financial statements.


11. CONCENTRATION OF CREDIT RISK:
   ------------------------------

The Company grants commercial, retail, agriculture, and residential loans to customers primarily in North Central and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon this local economic sector.


12. PENSION AND PROFIT SHARING PLANS:
   ----------------------------------

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

The following table provides a reconciliation of the plan's benefit obligations and fair value of plan assets for the years ended December 31, 2002 and 2001, and a statement of the funded status as of December 31, 2002 and 2001:


                                                                                        2002              2001
                                                                                    ------------      ------------
         Reconciliation of benefit obligations:
             Benefit obligation at January 1                                        $ 14,183,582      $ 11,885,661
             Service cost - benefits earned during the period                            994,630           847,620
             Interest cost on projected benefit obligation                               983,977           970,710
             Actuarial loss                                                               45,731         1,117,567
             Benefits paid                                                              (667,523)         (637,976)
                                                                                    ------------      ------------

             Benefit obligation at December 31                                        15,540,397        14,183,582
                                                                                    ------------      ------------

         Reconciliation of fair value of plan assets:
             Fair value of plan assets at January 1                                   12,631,250        12,864,027
             Actual return on plan assets                                             (1,031,005)         (337,724)
             Employer contributions                                                      726,989           742,923
             Benefits paid                                                              (667,523)         (637,976)
                                                                                    ------------      ------------

             Fair value of plan assets at December 31                                 11,659,711        12,631,250
                                                                                    ------------      ------------

         Funded status                                                              $ (3,880,686)     $ (1,552,332)
                                                                                    =============     =============

         Reconciliation of funded status to accrued pension (liability) asset:
             Funded status at December 31                                           $ (3,880,686)     $ (1,552,332)
             Unrecognized loss from past experience different than
                  that assumed and effects of changes in assumptions                   5,109,193         3,268,617
             Additional minimum liability recorded                                    (2,409,795)                -
             Unrecognized prior-service cost                                             193,975           211,935
             Other                                                                       (36,644)                -
                                                                                    ------------      ------------

         Accrued pension (liability) asset                                          $ (1,023,957)     $  1,928,220
                                                                                    ============      ============


The Company recorded an additional minimum liability in the year ended December 31, 2002 to reflect the underfunded status of the plan. The accrued pension liability at December 31, 2002 represents the difference between the fair value of plan assets and the accumulated benefit obligation. The accumulated benefit obligation is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation in that it assumes no increase in future compensation. The following table details the financial statement captions affected by recording the minimum liability:


                                                                                         2002              2001
                                                                                     -----------        ----------
             Prepaid pension asset before adjustment                                 $ 1,385,838        $1,928,220
             Intangible asset recorded (included in other assets)                       (193,975)                -
             Minimum liability adjustment                                             (2,215,820)                -
                                                                                     -----------        ----------

             Accrued pension (liability) asset                                       $(1,023,957)       $1,928,220
                                                                                     ===========        ==========


Net periodic pension cost for the years ended December 31, 2002, 2001, and 2000, included:


                                                                                Year Ended December 31,
                                                                    ----------------------------------------------
                                                                       2002              2001              2000
                                                                    ----------        ----------        ----------
         Service cost - benefits earned during the period           $  994,630        $  847,620        $  845,372
         Interest cost on projected benefit obligation                 983,977           970,710           816,583
         Expected return on plan assets                               (880,562)       (1,153,733)       (1,058,787)
         Amortization of unrecognized net loss                         116,722            -                 -
         Amortization of prior-service cost                             17,960            17,961            17,961
         Other                                                         (59,405)          (58,954)           58,779
                                                                    ----------        ----------        ----------

         Net periodic pension cost                                  $1,173,322        $  623,604        $  679,908
                                                                    ==========        ==========        ==========


The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:


                                                                           2002             2001          2000
                                                                           ----             ----          ----
         Weighted average discount rate                                     6.9%            6.9%          7.5%
         Rate of increase in future compensation levels                       4%              4%            4%
         Expected long-term rate of return on assets                        6.5%            8.5%          8.5%


As of December 31, 2002 and 2001,  the fair value of the plan's assets  included
Company   common  stock   valued  at   approximately   $468,000  and   $297,000,
respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company's contributions over a seven-year vesting period. Costs related to the Company's defined contribution plan totaled approximately $2,681,000, $1,858,000 and $1,874,000 in 2002, 2001 and 2000, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2002 and 2001, the fair value of the plan's assets included Company common stock valued at approximately $14,323,000 and $10,881,000, respectively.


13. DIVIDENDS FROM SUBSIDIARIES:
   -----------------------------

At  December  31,  2002,   approximately   $20,728,000  was  available  for  the
declaration of dividends by the Company's subsidiary banks without the prior approval of regulatory agencies.


14. REGULATORY MATTERS:
   --------------------

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined), to average assets (as defined). Management believes as of December 31, 2002 and 2001, that Bankshares and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2002 and 2001, the most recent notification from each respective subsidiaries' primary regulator categorized each of Bankshares' subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

There are no conditions or events since that notification that management believes have changed the institutions' categories. Bankshares' and its significant subsidiaries' actual capital amounts and ratios are presented in the table below:


                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
                                               Actual              Adequacy Purposes:         Action Provisions:
                                      ----------------------    ----------------------     ----------------------
                                          Amount        Ratio       Amount       Ratio         Amount      Ratio
                                      -------------      ---    --------------   -----     --------------  ------
As of December 31, 2002:
    Total Capital (to Risk-
          Weighted Assets):
      Consolidated                    $ 213,725,000      20%    =>$ 87,579,000   => 8%            N/A        N/A
      First National Bank of Abilene  $  68,874,000      17%    =>$ 32,153,000   => 8%     =>$ 40,191,000  => 10%
      San Angelo National Bank        $  16,039,000      12%    =>$ 10,816,000   => 8%     =>$ 13,520,000  => 10%
      Weatherford National Bank       $  19,758,000      18%    =>$  8,802,000   => 8%     =>$ 11,002,000  => 10%

    Tier I Capital (to Risk-
          Weighted Assets):
      Consolidated                    $ 202,507,000      18%    =>$ 43,790,000   => 4%            N/A          N/A
      First National Bank of Abilene  $  64,971,000      16%    =>$ 16,077,000   => 4%     =>$ 24,115,000  =>   6%
      San Angelo National Bank        $  14,703,000      11%    =>$  5,408,000   => 4%     =>$  8,112,000  =>   6%
      Weatherford National Bank       $  18,757,000      17%    =>$  4,401,000   => 4%     =>$  6,601,000  =>   6%

    Tier I Capital (to
          Average Assets):
      Consolidated                    $ 202,507,000      11%    =>$ 57,856,000   => 3%            N/A          N/A
      First National Bank of Abilene  $  64,971,000       9%    =>$ 20,626,000   => 3%     =>$ 34,377,000  =>   5%
      San Angelo National Bank        $  14,703,000       5%    =>$  8,410,000   => 3%     =>$ 14,016,000  =>   5%
      Weatherford National Bank       $  18,757,000      10%    =>$  5,884,000   => 3%     =>$  9,807,000  =>   5%



                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
                                               Actual              Adequacy Purposes:         Action Provisions:
                                      ----------------------    ----------------------     ----------------------
                                          Amount        Ratio       Amount       Ratio         Amount      Ratio
                                      -------------      ---    --------------   -----     --------------  ------
As of December 31, 2001:
    Total Capital (to Risk-
          Weighted Assets):
      Consolidated                    $ 195,422,000      18%    =>$ 86,380,000   => 8%           N/A          N/A
      First National Bank of Abilene  $  65,676,000      17%    =>$ 31,594,000   => 8%     =>$ 39,492,000  => 10%
      San Angelo National Bank        $  27,945,000      20%    =>$ 10,925,000   => 8%     =>$ 13,656,000  => 10%
      Weatherford National Bank       $  18,931,000      18%    =>$  8,624,000   => 8%     =>$ 10,780,000  => 10%

    Tier I Capital (to Risk-
          Weighted Assets):
      Consolidated                    $ 184,820,000      17%    =>$ 43,190,000   => 4%           N/A           N/A
      First National Bank of Abilene  $  61,895,000      16%    =>$ 15,797,000   => 4%     =>$ 23,695,000  =>   6%
      San Angelo National Bank        $  26,672,000      20%    =>$  4,312,000   => 4%     =>$  8,194,000  =>   6%
      Weatherford National Bank       $  18,019,000      17%    =>$  5,462,000   => 4%     =>$  6,468,000  =>   6%

    Tier I Capital(to Average Assets):
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


15. STOCK OPTION PLAN:
   -------------------

The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2002, the Company had allocated 740,690 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the years ended December 31, 2002, 2001, and 2000, is presented in the table and narrative below:


                                                  2002                      2001                    2000
                                          -------------------       -------------------      ------------------
                                                      Wtd. Avg.                 Wtd. Avg.               Wtd. Avg.
                                           Shares     Ex. Price      Shares    Ex. Price     Shares     Ex. Price
                                          -------      ------       -------      ------      -------      ------
    Outstanding, beginning of year        150,057      $21.60       174,959      $20.51      137,354      $20.18
    Granted                                 2,000       30.50         3,700       29.82       60,597       20.80
    Exercised                             (30,949)      18.52       (24,480)      14.57      (10,809)      14.98
    Canceled                               (6,828)      23.48        (4,122)      24.95      (12,183)      24.02
                                          -------                   -------                  -------

    Outstanding, end of year              114,280      $22.47       150,057      $21.60      174,959      $20.51
                                          =======      ======       =======      ======      =======      ======

    Exercisable at end of year             57,825      $21.15        66,210      $18.94       70,872      $16.37
                                          =======      ======       =======      ======      =======      ======

    Weighted average fair value of
        options granted at date of issue         $6.06                     $6.13                      $4.44
                                                 =====                     =====                      =====


The options outstanding at December 31, 2002, have exercise prices between $14.90 and $30.50 with a weighted average remaining contractual life of 5 years. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company accounts for this plan under APB 25 under which no compensation cost has been recognized for options granted. The fair value of the options granted in 2002, 2001 and 2000, was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 4.75%, 5.23% and 6.33% respectively; expected dividend yield of 4.43%, 3.89% and 5.18% respectively; expected life of 6.0, 6.0 and 6.0 years, respectively; and expected volatility of 26.9%, 26.5% and 28.3%, respectively.

16. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:
   --------------------------------------------------

Condensed Balance Sheets-December 31, 2002 and 2001
---------------------------------------------------


                                 ASSETS                                                 2002              2001
                                 ------                                             ------------      ------------
      Cash in subsidiary bank                                                       $    903,319      $    579,686
      Interest-bearing deposits in subsidiary banks                                   22,212,064        13,796,338
                                                                                    ------------      ------------

               Total cash and cash equivalents                                        23,115,383        14,376,024

      Investment in subsidiaries, at equity                                          219,947,550       202,758,981
      Intangible assets                                                                  917,350           723,375
      Other assets                                                                       950,708           932,986
                                                                                    ------------      ------------

               Total assets                                                         $244,930,991      $218,791,366
                                                                                    ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

      Total liabilities                                                             $  6,163,346      $  5,137,353
      Shareholders' equity:
         Common stock                                                                123,642,010       123,332,520
         Capital surplus                                                              58,087,687        57,824,061
         Retained earnings                                                            45,647,522        28,375,353
         Accumulated other comprehensive earnings                                     11,390,426         4,122,079
                                                                                    ------------      ------------

               Total shareholders' equity                                            238,767,645       213,654,013
                                                                                    ------------      ------------

               Total liabilities and shareholders' equity                           $244,930,991      $218,791,366
                                                                                    ============      ============



Condensed Statements of Earnings-
 For the Years Ended December 31, 2002, 2001, and 2000
 -----------------------------------------------------


                                                                       2002              2001              2000
                                                                   -----------       -----------       -----------
      Income:
         Cash dividends from subsidiary banks                      $26,550,000      $ 25,500,000      $ 21,000,000
         Excess of earnings over dividends of
             subsidiary banks                                        8,479,939         4,582,993         7,383,516
         Gain on sale of investment securities
             available-for-sale                                              -                 -           530,097
         Other income                                                  944,911         1,092,375         1,325,613
                                                                   -----------       -----------       -----------

                                                                    35,974,850        31,175,368        30,239,226
                                                                   -----------       -----------       -----------
      Expenses:
         Salaries and employee benefits                              1,451,136         1,160,903         1,067,664
         Other operating expenses                                    1,142,832         1,015,184         1,288,508
                                                                   -----------       -----------       -----------

                                                                     2,593,968         2,176,087         2,356,172
                                                                   -----------       -----------       -----------

      Earnings before income taxes                                  33,380,882        28,999,281        27,883,054

         Income tax benefit                                            571,668           355,224           432,993
                                                                   -----------       -----------       -----------

      Net earnings                                                 $33,952,550       $29,354,505       $28,316,047
                                                                   ===========       ===========       ===========


Condensed Statements of Cash Flows-
  For the Years Ended December 31, 2002, 2001, and 2000
  -----------------------------------------------------


                                                                       2002              2001              2000
                                                                   -----------       -----------       -----------
      Cash flows from operating activities:
        Net earnings                                               $33,952,550       $29,354,505       $28,316,047
        Adjustments to reconcile net earnings to net
         cash provided by operating activities:
           Excess of earnings over
               dividends of subsidiary banks                        (8,479,939)       (4,582,993)       (7,383,516)
           Depreciation                                                 54,219            32,658            26,222
           Discount accretion, net of premium amortization                   -            (4,667)          (12,133)
           Amortization of excess of cost over fair value
               of assets acquired                                            -            55,576            55,576
           Gain on sale of securities                                        -                 -          (530,097)
           (Increase) decrease in other assets                        (215,435)          559,515          (178,092)
           (Decrease) increase in liabilities                       (1,041,688)          186,391           448,225
                                                                   -----------       -----------       -----------

                  Net cash provided by operating activities         24,269,707        25,600,985        20,742,232
                                                                   -----------       -----------       -----------

      Cash flows from investing activities:
        Purchases of bank premises and equipment                       (50,481)         (157,291)           (2,266)
        Activity in available-for-sale securities:
         Sales                                                               -                 -           530,097
         Maturities                                                          -        10,000,000                 -
         Purchases                                                           -                 -        (9,983,200)
        Cash payment for stock acquisition                                   -       (16,500,000)                -
                                                                   -----------       -----------       -----------

                  Net cash used in investing activities                (50,481)       (6,657,291)       (9,455,369)
                                                                   -----------       -----------       -----------

      Cash flows from financing activities:
        Proceeds of stock issuances                                    573,116           356,670           161,919
        Acquisition of treasury stock                                        -          (315,050)       (3,925,069)
        Cash dividends paid                                        (16,052,983)      (13,921,211)      (12,543,863)
                                                                   -----------       -----------       -----------

                      Net cash used in financing activities        (15,479,867)      (13,879,591)      (16,307,013)
                                                                   -----------       -----------       -----------

      Net increase (decrease) in cash and cash equivalents           8,739,359         5,064,103        (5,020,150)

      Cash and cash equivalents, beginning of year                  14,376,024         9,311,921        14,332,071
                                                                   -----------       -----------       -----------

      Cash and cash equivalents, end of year                       $23,115,383       $14,376,024       $ 9,311,921
                                                                   ===========       ===========       ===========


17. BUSINESS COMBINATION:
   ----------------------

In July 2001, the Company purchased all of the outstanding stock of City Bancshares, Inc. ("City") and its subsidiary, City National Bank for $16,500,000 in cash. The total purchase price exceeded the estimated fair market value of net assets acquired by approximately $7,800,000, of which approximately $950,000 was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. The identifiable intangible asset represents the future benefit associated with the acquisition of the core deposits of City and is being amortized over seven years utilizing a method that approximates the expected attrition of the deposits.

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

                                     ASSETS

         Cash and cash equivalents                            $    9,651,769
         Investment securities                                    29,717,834
         Loans, net                                               51,061,735
         Goodwill                                                  6,891,959
         Identifiable intangible asset                               946,073
         Other assets                                              1,465,727
                                                               -------------

         Total assets                                          $  99,735,097
                                                               =============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

         Noninterest-bearing deposits                          $  11,949,766
         Interest-bearing deposits                                70,575,256
         Other liabilities                                           710,075
         Shareholders' equity                                     16,500,000
                                                               -------------

         Total liabilities and shareholder's equity            $  99,735,097
                                                               =============

Goodwill recorded in the acquisition of City has been accounted for in accordance with SFAS No. 142. Accordingly, goodwill has not been amortized, rather it has been tested for impairment. The goodwill and identifiable intangible asset recorded are not deductible for federal income tax purposes. The proforma impact of City is insignificant to the Company's financial statements.

Cash flow information relative to the acquisition of City is, as follows:

         Fair value of assets acquired                         $   99,735,097
         Cash paid for the capital stock of City                   16,500,000
                                                               --------------

         Liabilities assumed                                   $   83,235,097
                                                               ==============

18. CASH FLOW INFORMATION:
   -----------------------

Supplemental information on cash flows and noncash transactions is as follows:


                                                                                Year Ended December 31,
                                                                   ---------------------------------------------
                                                                       2002            2001             2000
                                                                   -----------       -----------     -----------
     Supplemental cash flow information:
       Interest paid                                               $25,704,950       $46,243,602     $48,123,200
       Federal income taxes paid                                    14,682,343        13,227,101      13,227,192

     Schedule of noncash investing and financing activities:
       Assets acquired through foreclosure                             553,840           628,797         285,195
       Retirement of treasury stock                                          -         4,240,119               -


                                                                   Exhibit 10.1
                                                                   ------------

                         DEFERRED COMPENSATION AGREEMENT
                         -------------------------------

     THIS AGREEMENT is made this 28th day of October, 1992, by and between FIRST ABILENE BANKSHARES, INC., a Texas corporation, with its principal place of business in Abilene, Taylor County, Texas, hereinafter called "Corporation," and KENNETH T. MURPHY, a resident of Abilene, Taylor County, Texas, hereinafter called "Employee." RECITALS:

A. Employee has been a director of Corporation since its inception and has been employed as its Chief Executive Officer since 1986.

B. Employee has managed Corporation in a capable and efficient manner resulting in substantial profits to the Corporation and has acquired experience, knowledge and contacts of considerable value to Corporation.

C. Corporation has been satisfied with the manner in which Employee has performed his duties as an officer and desires to offer an inducement to Employee to remain in its employ (subject, however, to the discretion of the Board of Directors of Corporation) by compensating him beyond his regular salary for services which he has rendered or will hereafter render.

D. Employee is willing to continue in the employ of the Corporation in accordance with the provisions of this Agreement.

     NOW THEREFORE, in consideration of the provisions hereinafter set forth, the parties agree as follows

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

     3. Deferred Compensation. Commencing on the 1st day of January, 2003, or the first day of the month following Employee's retirement, whichever occurs later (except as hereinafter qualified in paragraph 4 hereof), the Corporation shall pay the following deferred compensation (unless forfeited by the occurrence of any of the events of forfeiture hereinafter set forth in paragraph 5 below):

     a. The Corporation shall pay to Employee the sum of SIX THOUSAND TWO HUNDRED FIFTY DOLLARS ($6,250) per month for a period of 84 months. In the event of the death of Employee before all 84 monthly installments are made, the unpaid balance will continue to be paid in installments for the unexpired portion of such 84-month period to his designated beneficiary in the same manner as set forth above.
     b. If the Employee's employment is terminated because of death or disability prior to the commencement of the payment of deferred compensation to Employee, the Corporation shall pay to the beneficiary designated by the Employee or to the Employee, as the case may be, SIX THOUSAND TWO HUNDRED FIFTY DOLLARS ($6,250) for a period of 84 months.

     For purposes of this Agreement, the Employee shall be considered disabled on the date the Board of Directors determines the Employee, because of a physical or mental disability, will be unable to perform the duties of his customary position of employment for an indefinite period which the Board of Directors considers will be of long continued duration.

     c. If the designated beneficiary shall die before a total of 84 monthly installments are made by the Corporation, the unpaid balance will continue to be paid in installments for the unexpired portion of such 84-month period to the estate of such designated beneficiary.

     d. The beneficiary referred to in this paragraph may be designated or changed by Employee (without the consent of any prior beneficiary) on the form provided by the Corporation and delivered to the Corporation before his death. If no such beneficiary shall have been designated or if no designated beneficiary shall survive the Employee, the installment payments payable hereunder shall be payable to the Employee's estate.

     e. During the period of deferred compensation, other employee benefits of the Corporation shall be provided to Employee at the sole election and determination of the Board of Directors of Corporation.

     4. Early Commencement of Deferred Compensation. If Employee's employment terminates prior to his attaining age 65, but after he has attained age 62, for any reason other than death or disability, then commencing on the first day of the month following such termination, the Corporation shall pay deferred compensation in accordance with the provisions of paragraph 3 above, with the exception that the amount of deferred compensation shall be reduced in accordance with the following schedule:

                                                          Percent of Deferred
                                                          Compensation Called
                                                                for Under
                           Age of Employee                      Paragraph 3
                           ---------------                      -----------
                                 62                                  70%
                                 63                                  80%
                                 64                                  90%


     5. Forfeiture of Benefits and Payments.

     a. No payment of deferred compensation shall be made to Employee if his employment terminates prior to his attaining age 62 for any reason other than death or disability.

     b. No payment of any then unpaid installments of deferred compensation shall be made, and all rights under the Agreement of the Employee, his designated beneficiary, executors or administrators, or any other person to receive payments thereof shall be forfeited, if the Employee shall engage in any activity of conduct which in the opinion of the Board is adverse to the best interest of the Corporation.

     6. Rights of Employee and Any Beneficiary. Nothing contained, in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind or a fiduciary relationship between the Corporation and the Employee, his designated beneficiary or any other person. Any funds which may be set aside by the Corporation to meet its obligations under this Agreement shall continue for all purposes to be a part of the general funds of the Corporation and no persons other than the Corporation shall by virtue of the provisions of this Agreement have any interest in such funds. To the extent that any person acquires a right to receive payments from the Corporation under this Agreement, such rights shall be no greater than the right of any unsecured general creditor of the Corporation. The Employee and any beneficiary of the Employee shall have no vested, secured or preferred interest in any of the Corporation's assets, but will only have a contractual right to receive payments provided for in this Agreement. The right to receive payments under this Agreement may not be anticipated, commuted, transferred, assigned or otherwise encumbered. The rights of the Employee under this Agreement and/or of any beneficiary of the Employee shall be solely those of an unsecured creditor of the Corporation.

     7. Effect of Benefits. The benefits provided hereunder shall be in addition to Employee's annual salary as determined by the Board of Directors of the Corporation and shall not affect the right of Employee to participate in any current or future Corporation retirement plan or in any supplemental compensation arrangement which constitutes a part of the Corporation's regular compensation structure. Any deferred compensation payable under this Agreement shall not be deemed salary or other compensation to the Employee for the purpose of computing benefits to which he may be entitled under any pension plan or other arrangement of the Corporation for the benefit of its employees.

     Nothing contained herein shall be construed as conferring upon the Employee the right to continue in the employ of the Corporation as an officer or in any other capacity.

     8. Reorganization. The Corporation agrees that it will not merge or consolidate with any other company or organization, or permit its business activities to be taken over by any other organization unless and until the succeeding or continuing company or other organization shall expressly assume all obligations and liabilities herein set forth.

     9. Amendment. This Agreement may be revoked or amended in hole or in part only by a written instrument signed by both of the parties hereto.

     10. Interpretation. The Board of Directors of the Corporation shall have full power and authority to interpret, construe and administer this Agreement, and the Board's interpretation and construction thereof, and actions thereunder shall be binding and conclusive to all persons for all purposes. No members of the Board shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Agreement unless attributable to his own willful misconduct or lack of good faith.

     11. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the Corporation, its successors and assigns, and the Employee, his designated beneficiary, heirs, executors, administrators and legal representatives.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

                                                FIRST ABILENE BANKSHARES, INC.

ATTEST:

By:      /S/ SANDY LESTER             By:     /S/ CURTIS HARVEY
         ---------------------------          ---------------------------------
                  Secretary                           CURTIS HARVEY
                                                      Executive Vice President

                                                                 "CORPORATION"


                                              /S/ KENNETH T. MURPHY
                                              ---------------------------------
                                              KENNETH T. MURPHY

                                                                     "EMPLOYEE"

                                                                   Exhibit 10.2
                                                                   ------------

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

     c. If the Employee's employment is terminated because of death or disability prior to the commencement of the payment of deferred compensation to Employee, the Corporation shall pay to the beneficiary designated by the Employee or to the Employee, as the case may be, on the first day of the month following such termination, EIGHT THOUSAND SEVEN HUNDRED FIFTY DOLLARS ($8,750) for a period of 84 months. For purposes of this Agreement, the Employee shall be considered disabled on the date the Board of Directors determines the Employee, because of a physical or mental disability, will be unable to perform the duties of his customary position of employment for an indefinite period which the Board of Directors considers will be of long continued duration.

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

     c. Notwithstanding the provisions of Subparagraphs a. and b. above, but subject to the provisions of Paragraph 5 below, Employee shall, on the first day of the month following termination of employment, be entitled to receive all of the deferred compensation described in Paragraph 3 above in the event (1) that the Corporation shall be merged or consolidated with another corporation or other organization, or (2) that all, or substantially all, of the assets of the
          Corporation  (including,  but  not  limited  to,  the  shares  of  the
          Corporation's subsidiary banks) shall be acquired by another corporation or other organization, or (3) that majority ownership or control of the Corporation shall be otherwise transferred to, or acquired by, any one or more persons, firms or corporations as the result of a single transaction or closely-related series of transactions; provided, that there shall be excluded from the transactions or occurrences described in (1)-(3) any merger, consolidation, sale, transfer or other change in ownership or control of the Corporation or its principal assets as a result of any reorganization of the Corporation and its subsidiaries effected by the Corporation itself.

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

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

ATTEST:                                      FIRST FINANCIAL BANKSHARES, INC.


By: /S/ SANDY LESTER                         By: /S/ CURTIS R. HARVEY
    ---------------------------                  ------------------------------
         SANDY LESTER                                 CURTIS R HARVEY
         Secretary                                    Executive Vice President

                                                                  "CORPORATION"


                                             By: /S/ KENNETH T. MURPHY
                                                 ------------------------------
                                                      KENNETH T. MURPHY

                                                                     "EMPLOYEE"

                                                                   Exhibit 10.3
                                                                   ------------

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

     IN WITNESS WHEREOF, this Plan is adopted by execution hereof to be effective as of the date first above written.

ATTEST:                                     FIRST FINANCIAL BANKSHARES, INC.


                                            By:
---------------------------------              --------------------------------

                                            Name:
                                               --------------------------------

                                            Title:
                                               --------------------------------


                                                                      "COMPANY"



THE STATE OF TEXAS

COUNTY OF TAYLOR

This  instrument  was  acknowledged   before  me  on   ______________,   19____,
by___________________________,  ___________________________  of FIRST  FINANCIAL
BANKSHARES, INC., a Texas corporation, on behalf of said corporation.



---------------------------------
NOTARY PUBLIC, STATE OF TEXAS


My Commission Expires:
                       ---------------------


---------------------------------
Printed/Stamped Name of Notary

                                                                   Exhibit 10.4
                                                                   ------------

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

          (iii)Cause. Termination by the Company of the Employee's employment for "Cause" shall mean termination upon

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

               (B) a reduction by the Company in the Employee's annual base salary in effect immediately prior to the Change in Control

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

          (iii)Subject to Section 7 hereof, if, within twenty-four (24) months following a Change in Control of the Company, employment by the Company shall be terminated by the Company other than for Cause, death, Disability or Retirement, or shall be terminated by the Employee for Good Reason, then the Company shall pay or provide to the Employee, without regard to any contrary provisions of any Plan, the following:

               (A) ___________ percent (____ %) of the Employee's annual base salary payable by the Company immediately preceding the Date of Termination;

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

          (iv) The amount of any payment provided for in this Section 4 shall not be reduced, offset or subject to recovery by the Company by reason of any compensation earned by the Employee as the result of employment by another employer after the Date of Termination, or otherwise.

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

          (ii) Notwithstanding anything in the foregoing to the contrary, if any of the payments provided for in this Agreement, together with any other payments which the Employee has the right to receive from the Company or any corporation which is a member of an "affiliated group" (as defined in Section 1504(a) of the Internal Revenue Code of 1986, as amended from time to time (the "Code") without regard to Section 1504(b) of the Code) of which the Company is a member, would constitute a "parachute payment" (as defined in Section 280G(b)(2) of the Code), the payments pursuant to this Agreement shall be reduced to the largest amount as will result in no portion of such payments being subject to the excise tax imposed by Section 4999 of the Code; provided, however, that the determination as to whether any reduction in the payments under this Agreement pursuant to this Subsection (ii) is necessary shall be made by the Employee in good faith, and such determination shall be conclusive and binding on the Company with respect to its treatment of the payment for tax reporting purposes and, provided further that the Employee may determine in his discretion what payment or payments provided for herein shall be reduced.

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


         Company Address:  _________________________


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



                                             FIRST FINANCIAL BANKSHARES, INC.


                                             By:
                                                -------------------------------

                                             Name:
                                                -------------------------------

                                             Title:
                                                -------------------------------


                                                                      "Company"


ACCEPTED AND AGREED TO
THIS ______ DAY OF                  19      .
                   -----------------  ------



                                             By:
                                                -------------------------------

                                             Name:
                                                -------------------------------


                                                                     "Employee"

                                                                   Exhibit 10.7
                                                                   ------------

                              CONSULTING AGREEMENT

     This Consulting Agreement (the "Agreement") is made and entered into as of the 1st day of January, 2003 (the "Effective Date"), by and between FIRST FINANCIAL BANKSHARES, INC. (the "Company"), and KENNETH T. MURPHY ("Murphy").

                                   WITNESSETH:

     WHEREAS, following December 31, 2002, Murphy will no longer be an employee of the Company; and

     WHEREAS, the Company recognizes the experience, leadership, knowledge and relationships of Murphy are of great value to the Company and its Shareholders; and

     WHEREAS, the Company desires to retain Murphy's services as a consultant to: (i) participate in the identification and evaluation of prospects for acquisition or merger with the Company or a subsidiary of the Company; (ii) negotiate with potential sellers and recommend terms and conditions of such transaction(s); (iii) meet at least once annually with the boards of directors of each of the Company's subsidiary banking institutions and discuss any issues as to matters involving the Company; and (iv) be accessible to the executive management of the Company for advice as to opportunities for growth and expansion, to review planning decisions, to build relationships and develop strategies which are intended to enhance the business interests of the Company for the benefit of its Shareholders (the "Services"); and

     WHEREAS, Murphy is willing to provide the Services to the Company, and by doing so Murphy may have to forego other employment or consulting opportunities; and

     WHEREAS, the parties desire to enter into this Agreement in a spirit of mutual respect, congeniality, and a desire to work together in harmony for the continued success of the Company;

     NOW, THEREFORE, for and in consideration of the premises and of the mutual representations, warranties, covenants and agreements contained herein, and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and upon the terms and subject to the conditions hereinafter set forth, the parties, intending to be legally bound, hereby agree as follows:

          1. Duties and Term of Consultancy. The Company hereby engages Murphy, and Murphy hereby accepts engagement, as a consultant to provide the Services as reasonably requested by the Company. The term of this Agreement shall commence on the Effective Date and continue for a period of twelve
     (12) months ending on December 31, 2003.

          2. Commitment of Time. Murphy shall be reasonably available during the term of this Agreement to provide the Services as requested by the Company and shall devote a reasonable amount of time in carrying out the Services.

          3. Means to Perform Services. Murphy shall be provided the necessary means for the performance of the Services, including an office and secretarial support, a Company automobile, use of the Company's aircraft for travel related to the provision of the Services, use of membership in Abilene Country Club, and membership(s) in appropriate state and national banking organizations as determined by the Company.

          4. Compensation for Services. As compensation for the Services rendered under this Agreement, the Company shall pay Murphy a fee of $14,583.33 per month, and shall reimburse Murphy for his reasonable business expenses incurred in the provision of the Services.

          5. Termination. Neither party hereto may terminate this Agreement without cause upon thirty (30) days written notice to the other party. In the event of termination of this Agreement prior to December 31, 2003, the

     Company shall pay Murphy the amount earned through the date of termination. This Agreement and the obligations of the Company shall terminate in the event of the death of Murphy as of the date of death.


          IN WITNESS WHEREOF, the parties hereto have signed this Agreement to take effect as of January 1, 2003.


                                             FIRST FINANCIAL BANKSHARES, INC.



                                             By:      /S/ F. SCOTT DUESER
                                                     --------------------------
                                             Name:    F. Scott Dueser
                                                     --------------------------
                                             Title:   Chief Executive Officer
                                                     --------------------------

                                                                      "Company"




                                             /S/ KENNETH T. MURPHY
                                             ----------------------------------
                                             KENNETH T. MURPHY

                                                                       "Murphy"

                                                                   Exhibit 21.1
                                                                   ------------
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

                                                                   Exhibit 99.1
                                                                   ------------

                                Certification of
                           Chief Executive Officer of
                        First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-K (the "Form 10-K") for the year ended December 31, 2002 of First Financial Bankshares, Inc. (the "Issuer").

I, F. Scott Dueser, the President and Chief Executive Officer of the Issuer certify that:

     (i)  the Form 10-K fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

     (ii)the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date:    March 10, 2003

                                   /S/ F. SCOTT DUESER
                                  --------------------------------------------
                                  Name:  F. Scott Dueser
                                  Title:  President and Chief Executive Officer

Subscribed and sworn to before me this 10th day of March, 2003.


--------------------------------------------
Name:
       -------------------------------------
Title:  Notary Public

My commission expires:


--------------------------------------------

                                                                   Exhibit 99.2
                                                                   ------------


                                Certification of
                           Chief Financial Officer of
                        First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-K (the "Form 10-K") for the year ended December 31, 2002 of First Financial Bankshares, Inc. (the "Issuer").

I, Curtis R. Harvey, the Executive Vice President and Chief Financial Officer of the Issuer certify that:

     (i)  the Form 10-K fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

     (ii)the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date:    March 10, 2003

                                   /S/ Curtis R. Harvey
                                   -------------------------------------------
                                   Name:  Curtis R. Harvey
                                   Title:  Executive Vice President and
                                             Chief Financial Officer

Subscribed and sworn to before me this 10th day of March, 2003.


--------------------------------------------
Name:
       -------------------------------------
Title:  Notary Public

My commission expires:


-------------------------------------------