Form 10-Q
period 2003-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2003-05-14
CIK 36029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act). Yes X No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2003:

         Class                                 Number of Shares Outstanding
         -----                                 ----------------------------
Common Stock, $10.00 par value                           15,464,598
         per share

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

    Item                                                                   Page
    ----                                                                   ----

             Forward-Looking Statement Disclaimer                            3


      1.     Consolidated Financial Statements and Notes to
               Consolidated Financial Statements                             3


      2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10


      3.     Quantitative and Qualitative Disclosures About Market Risk     13


      4.     Controls and Procedures                                        13



                                     PART II

                                OTHER INFORMATION


      4.     Submission of Matter to Vote of Security Holders               15


      6.     Exhibits and Reports on Form 8-K                               15


             Signatures                                                     17

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as "anticipate", "believe", "estimate", "expect", "intend", "predict", "project", and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to:

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

o        acquisitions and integration of acquired businesses; and

o other factors described in "PART I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 2003 and 2002, and December 31, 2002, and the consolidated statements of earnings and comprehensive earnings for the three months ended March 31, 2003 and 2002, changes in shareholders' equity for the year ended December 31, 2002 and three months ended March 31, 2003, and cash flows for the three months ended March 31, 2003 and 2002, follow on pages 4 through 8.

On April 22, 2003, the Company's Board of Directors declared a five for four stock split in the form of a 25% stock dividend for shareholders of record on May 16, 2003. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock in the consolidated financial statements as of and for the three months ended March 31, 2003.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               March 31,
                                                             -----------------------------------------------        December 31,
                                                                     2003                        2002                  2002
                                                             -------------------         -------------------    -------------------
                                                                              (Unaudited)
ASSETS
 Cash and due from banks                                     $        91,461,122         $        72,697,896    $       108,436,645
 Federal funds sold                                                   17,875,000                  66,600,000             70,000,000
                                                             -------------------         -------------------    -------------------
     Cash and cash equivalents                                       109,336,122                 139,297,896            178,436,645

 Interest-bearing deposits in banks                                    4,830,932                   3,285,862              2,324,425

 Investment securities:
   Securities held-to-maturity (market value of $188,678,415,
    $277,205,120 and $211,862,151 at March 31, 2003,
    March 31, 2002 and December 31, 2002, respectively)              178,714,336                 260,525,944            200,449,784
   Securities available-for-sale, at fair value                      671,593,468                 460,889,588            571,806,629
                                                             -------------------         -------------------    -------------------
         Total investment securities                                 850,307,804                 721,415,532            772,256,413

 Loans                                                               955,650,393                 940,581,045            964,039,773
  Less:  Allowance for loan losses                                    11,363,556                  10,858,537             11,218,729
                                                             -------------------         -------------------    -------------------
 Net loans                                                           944,286,837                 929,722,508            952,821,044

 Bank premises and equipment, net                                     41,084,401                  41,999,675             40,605,401
 Goodwill and intangible assets                                       24,836,999                  24,678,180             24,870,788
 Other assets                                                         21,721,426                  24,684,706             21,868,220
                                                             -------------------         -------------------    -------------------

TOTAL ASSETS                                                 $     1,996,404,521         $     1,885,084,359    $     1,993,182,936
                                                             ===================         ===================    ===================

LIABILITIES
 Noninterest-bearing deposits                                $       431,520,958         $       379,903,568    $       425,473,353
 Interest-bearing deposits                                         1,291,883,993               1,250,010,924          1,286,088,863
                                                             -------------------         -------------------    -------------------
     Total deposits                                                1,723,404,951               1,629,914,492          1,711,562,216

 Dividends payable                                                     4,328,601                   3,703,567              4,327,374
 Securities sold under agreements to repurchase                       12,489,786                  23,366,804             26,708,994
 Other liabilities                                                    15,983,244                  10,881,975             11,816,707
                                                             -------------------         -------------------    -------------------

     Total liabilities                                             1,756,206,582               1,667,866,838          1,754,415,291
                                                             -------------------         -------------------    -------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common stock - $10 par value; authorized 20,000,000 shares;
  15,459,289, 12,345,224 and 12,364,201 shares
  issued and outstanding at March 31, 2003, March 31, 2002
  and December 31, 2002, respectively                                154,592,890                 123,452,240            123,642,010
 Capital surplus                                                      58,103,956                  57,885,885             58,087,687
 Retained earnings                                                    18,849,930                  32,850,441             45,647,522
 Accumulated other comprehensive income                                8,651,163                   3,028,955             11,390,426
                                                             -------------------         -------------------    -------------------

     Total shareholders' equity                                      240,197,939                 217,217,521            238,767,645
                                                             -------------------         -------------------    -------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $     1,996,404,521         $     1,885,084,359    $     1,993,182,936
                                                             ===================         ===================    ===================

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                                  Three Months Ended March 31,
                                                           --------------------------------------
                                                                  2003                  2002
                                                           -----------------    -----------------
INTEREST INCOME
    Interest and fees on loans                             $      15,023,065    $      16,516,013
    Interest on investment securities:
          Taxable                                                  7,678,820            7,967,321
          Exempt from federal income tax                           1,745,746            1,730,944
    Interest on federal funds sold and
     interest-bearing deposits in banks                              141,695              258,410
                                                           -----------------    -----------------
    Total interest income                                         24,589,326           26,472,688

INTEREST EXPENSE
    Interest-bearing deposits                                      4,650,611            6,985,166
    Other                                                             67,728               87,300
                                                           -----------------    -----------------
      Total interest expense                                       4,718,339            7,072,466
                                                           -----------------    -----------------

NET INTEREST INCOME                                               19,870,987           19,400,222
    Provision for loan losses                                        510,501              398,500
                                                           -----------------    -----------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                     19,360,486           19,001,722

NONINTEREST INCOME
    Trust department income                                        1,433,806            1,424,070
    Service fees on deposit accounts                               3,807,820            3,556,860
    ATM fees                                                         665,656              511,003
    Real estate mortgage fees                                        684,363              422,029
    Other                                                          1,243,812            1,010,943
                                                           -----------------    -----------------
          Total noninterest income                                 7,835,457            6,924,905

NONINTEREST EXPENSE
    Salaries and employee benefits                                 8,221,387            7,839,410
    Net occupancy expense                                            942,580              954,185
    Equipment expense                                              1,187,966            1,184,888
    Printing, stationery and supplies                                346,025              377,051
    Correspondent bank service charges                               395,055              362,992
    Amortization of intangible assets                                 33,789               33,789
    Other expenses                                                 3,985,749            3,482,005
                                                           -----------------    -----------------
          Total noninterest expense                               15,112,551           14,234,320
                                                           -----------------    -----------------

EARNINGS BEFORE INCOME TAXES                                      12,083,392           11,692,307
    Income tax expense                                             3,633,803            3,513,651
                                                           -----------------    -----------------

NET EARNINGS                                               $       8,449,589    $       8,178,656
                                                           =================    =================
EARNINGS PER SHARE, BASIC                                  $            0.55    $            0.53
                                                           =================    =================
EARNINGS PER SHARE, ASSUMING DILUTION                      $            0.54    $            0.53
                                                           =================    =================
DIVIDENDS PER SHARE                                        $            0.28    $            0.24
                                                           =================    =================

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                                          Three Months Ended March 31,
                                                                     ------------------------------------
                                                                             2003               2002
                                                                     -----------------  -----------------
NET EARNINGS                                                         $       8,449,589  $       8,178,656

    OTHER ITEMS OF COMPREHENSIVE EARNINGS:
       Change in unrealized gain on
            investment securities available-for-sale                        (4,214,251)        (1,681,729)

       Income tax benefit related to other
            items of comprehensive earnings                                  1,474,988            588,605
                                                                     -----------------  -----------------


COMPREHENSIVE EARNINGS                                               $       5,710,326  $       7,085,532
                                                                     =================  =================

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                               Accumulated
                                                                                        Other Comprehensive Income
                                                                                        --------------------------
                                             Common Stock                                Unrealized Gain  Minimum        Total
                                       ------------------------    Capital    Retained    on Securities   Pension     Shareholders'
                                         Shares      Amount        Surplus    Earnings  Available-for-sale Liability     Equity
                                       ---------- ------------- ------------ ------------  ------------ ------------  -------------
Balances at December 31, 2001          12,333,252 $ 123,332,520 $ 57,824,061 $ 28,375,353  $  4,122,079 $          -  $ 213,654,013

 Net earnings                                   -             -            -   33,952,550             -            -     33,952,550

 Stock issuances                           30,949       309,490      263,626            -             -            -        573,116

 Cash dividends declared,
  $1.08 per restated share                      -             -            -  (16,680,381)            -            -    (16,680,381)

 Minimum liability pension adjustment,
  net of related income taxes                   -             -            -            -             -   (1,440,283)    (1,440,283)

 Change in unrealized gain in
  investment securities available-
  for-sale,net of related income taxes          -             -            -            -     8,708,630            -      8,708,630
                                       ---------- ------------- ------------ ------------  ------------ ------------  -------------
Balances at December 31, 2002          12,364,201   123,642,010   58,087,687   45,647,522    12,830,709   (1,440,283)   238,767,645

 Net earnings                                   -             -            -    8,449,589             -            -      8,449,589

 Stock issuances                            3,230        32,300       16,269            -             -            -         48,569

 Cash dividends declared,
  $0.28 per restated share                      -             -            -   (4,328,601)            -            -     (4,328,601)

 Change in unrealized gain in
  investment securities available-
  for-sale, net of related income taxes         -             -            -            -    (2,739,263)           -     (2,739,263)

 Five for four stock split in the
  form of a 25% stock dividend          3,091,858    30,918,580            -  (30,918,580)            -            -              -
                                       ---------- ------------- ------------ ------------  ------------ ------------  -------------
Balances at March 31, 2003 (unaudited) 15,459,289 $ 154,592,890 $ 58,103,956 $ 18,849,930  $ 10,091,446 $ (1,440,283) $ 240,197,939
                                       ========== ============= ============ ============  ============ ============  =============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                         Three Months Ended March 31,
                                                                                    -------------------------------------
                                                                                           2003                2002
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                   $       8,449,589   $       8,178,656
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
          Depreciation and amortization                                                     1,053,539           1,076,739
          Provision for loan losses                                                           510,501             398,500
          Premium amortization, net of discount accretion                                   1,101,460           1,227,432
          (Gain) loss on sale of assets                                                        (4,488)              4,500
          Deferred federal income tax benefit                                                (128,602)            (98,232)
          Decrease (increase) in other assets                                               2,452,801          (1,880,620)
          Increase in other liabilities                                                     4,295,139           3,551,499
                                                                                    -----------------   -----------------
               Total adjustments                                                            9,280,350           4,279,818
                                                                                    -----------------   -----------------
         Net cash provided by operating activities                                         17,729,939          12,458,474

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest-bearing deposits in banks                                    (2,506,507)         (1,911,577)
     Activity in available-for-sale securities:
         Maturities                                                                        44,314,517          18,880,598
         Purchases                                                                       (149,554,799)        (50,399,939)
     Activity in held-to-maturity securities:
         Maturities                                                                        23,373,180          33,404,765
         Purchases                                                                         (1,500,000)         (1,494,822)
     Net decrease (increase) in loans                                                       7,177,902            (487,821)
     Capital expenditures                                                                  (1,544,904)         (1,065,755)
     Proceeds from sale of assets                                                              65,427              35,561
                                                                                    -----------------   -----------------
         Net cash used in investing activities                                            (80,175,184)         (3,038,990)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in noninterest-bearing deposits                                6,047,605          (9,503,098)
     Net increase (decrease) in interest-bearing deposits                                   5,795,130         (45,745,008)
     Net (decrease) increase in securities sold under agreements to repurchase            (14,219,208)          3,519,737
     Proceeds from stock issuances                                                             48,569             181,544
     Dividends paid                                                                        (4,327,374)         (3,699,977)
                                                                                    -----------------   -----------------
         Net cash used in financing activities                                             (6,655,278)        (55,246,802)
                                                                                    -----------------   -----------------

     Net decrease in cash and cash equivalents                                            (69,100,523)        (45,827,318)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            178,436,645         185,125,214
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     109,336,122   $     139,297,896
                                                                                    =================   =================

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid                                                                  $       4,860,537   $       7,937,200
     Federal income tax paid                                                                        -             125,000
     Assets acquired through foreclosure                                                      845,804              30,321
     Loans to finance the sale of other real estate                                                 -             134,952

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected, due to seasonality and other factors, for the year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations.

Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. In computing diluted earnings per common share for the three months ended March 31, 2003 and 2002, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby, the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective period. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2003 and 2002, were 15,456,529 and 15,425,441 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the three months ended March 31, 2003 and 2002, were 15,512,345 and 15,486,929 shares, respectively. See note 4 below.

Note 3 - Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the three months ended March 31, 2003 and 2002.

Note 4 - Subsequent Events

On April 22, 2003, the Company's Board of Directors declared a five for four stock split in the form of a 25% stock dividend effective for shareholders of record on May 16, 2003. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the three months ended March 31, 2003.

Additionally, on April 22, 2003, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock (representing approximately four percent of outstanding shares) over the next three years. The plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchases of the stock will be through the open market or in privately-negotiated transactions in accordance with applicable laws and regulations.

Note 5 - Reclassifications

Certain prior period balances have been reclassified to conform with the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in
Item 1 of this Form 10-Q as well as those included in the Company's 2002 Annual Report on Form 10-K. On April 22, 2003, the Company's Board of Directors declared a five for four stock split in the form of a 25% stock dividend effective for shareholders of record on May 16, 2003. All per share amounts in this report have been restated to reflect this stock split.

Critical Accounting Policies
----------------------------

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

Operating Results
-----------------

Net income for the first quarter of 2003 totaled $8.5 million, an increase of $271 thousand or 3.3% for the same period last year. The earnings improvement over prior year, although slight, resulted primarily from increased noninterest income offset by an increase in noninterest expenses. On a basic earnings per share basis, earnings amounted to $0.55 per share as compared to $0.53 per share for the first quarter of 2002. Return on average assets and return on average equity for the first quarter of 2003 amounted to 1.72% and 14.49%, respectively. For the same period in 2002, return on average assets and return on average equity amounted to 1.76% and 15.50%, respectively. The declines in these returns were primarily a result of the Company's assets and equity growing at a higher percentage than its earnings.

Tax equivalent net interest income for the first quarter of 2003 amounted to $20.8 million as compared to $20.3 million for the same period last year. The increase of $531 thousand was due to increased volumes of earning assets offset by a decreasing net interest spread. Average earning assets were $1.8 billion for the first quarter of 2003 which is $101.8 million, or 5.9% greater than the first quarter of 2002. The Company's yield on those average earning assets declined to 5.69% for 2003 compared to 6.46% for 2002 as the Company's experienced lower rates on the reinvestment of its investment securities when the securities matured or when the Company received increased principal payments on its collateralized mortgage obligations due to accelerated prepayments of the underlying mortgages. The Company was able to reprice its interest bearing liabilities to offset some of the decline in rates on its earning assets. The Company's rate paid on interest bearing liabilities was 1.45% for the first quarter of 2003 compared to 2.24% for the comparable period in 2002. The Company's net interest margin was 4.64% for the first quarter of 2003 compared to 4.79% for the first quarter of 2002.

The provision for loan losses for the first quarter of 2003 totaled $511 thousand compared to $399 thousand for the same period in 2002. Gross chargeoffs for quarter ended March 31, 2003 totaled $902 thousand compared to $434 thousand for 2002. Recoveries of previously charged-off loans totaling $536 thousand in 2003 (as compared to $291 thousand in 2002) offset the increase in chargeoffs experienced in the first quarter of 2003. On an annualized basis, net chargeoffs as a percentage of average loans was 0.15% for the first quarter of 2003 compared to 0.06% for the same period in 2002. The Company's allowance for loan losses totaled $11.4 million at March 31, 2003 compared to $10.9 million at March 31, 2002. As a percentage of nonperforming loans, the Company's allowance amounted to 589.3% at March 31, 2003. As of March 31, 2003, management of the Company believes that the Company's balance in its allowance for loan losses is adequate to provide for losses existing in its portfolio that are deemed uncollectible.

Total noninterest income for the first quarter of 2003 was $7.8 million, as compared to $6.9 million for the same period last year. Trust fees totaled $1.4 million for 2003, relatively flat from the previous year. The lack of increase in trust fees is primarily a result of the depressed equity markets and resulting declining volumes. As certain trust fees are based on a percentage of the market value of trust assets, the lower market valuations have resulted in lower trust fees. Service fees on deposits increased 7.1% to $3.8 million due to increased number of accounts and transaction volumes. ATM fees totaled $666 thousand for the first quarter of 2003 compared to $511 thousand for the first quarter of 2002 due to the large growth in debit cards and increased volume and an increase in fees charged for non-Company customer usage. Real estate mortgage fees increased 62.2% in 2003 over the same period in 2002 due to the low interest rate environment and high level of refinance. The Company believes the level of real estate fees may level off later in 2003.

Noninterest expense for the first quarter of 2003 amounted to $15.1 million compared to $14.2 million for the same period in 2002, an increase of 6.2%. Salaries and benefits expense, the Company's largest noninterest expense item, increased 4.9% to $8.2 million in 2003 due to salary increases and the increased cost of employee benefits. Net occupancy expense and equipment expense were relatively flat in the first quarter of 2003 compared to the first quarter of 2002.

Increased costs in legal and professional and public relations were the primary cause for the increase in other expenses in 2003 over 2002. The Company also experienced $187 thousand in losses from check fraud compared to $93 thousand in the prior year quarter. The Company's key indicator of operating efficiency, which measures the amount of funds expended to generate revenues (both interest and noninterest) and which the Company strives to decrease indicating a more efficiently run company, deteriorated only slightly from 52.31% for the first quarter of 2002 to 52.77% for the first quarter of 2003. This ratio is calculated by dividing noninterest expense by net interest income (on a tax equivalent basis) plus noninterest income.

Balance Sheet Review
--------------------

Total assets at March 31, 2003, amounted to $1.996 billion as compared to $1.993 billion at December 31, 2002, and $1.885 billion at March 31, 2002. Although loans and deposits remained relatively stable at March 31, 2003 compared to December 31, 2002, the Company shifted cash and due from banks and federal funds sold totaling approximately $70 million to higher yielding investment securities.

Loans at March 31, 2003, totaled $956 million as compared to $964 million at year-end 2002 and $941 million at March 31, 2002. As compared to year-end 2002 amounts, loans at March 31, 2003, reflect (i) a $5.6 million decrease in commercial, financial and agricultural loans; (ii) a $6.7 million decrease in real estate loans; and (iii) a $3.8 million increase in consumer loans. Compared to March 31, 2002, loans at March 31, 2003, reflect; (i) a $700 thousand decrease in commercial, financial and agricultural loans; (ii) a $21.4 million increase in real estate loans; and (iii) a $5.7 million decrease in consumer loans. Investment securities at March 31, 2003, totaled $850 million as compared to $772 million at year-end 2002 and $721 million at March 31, 2002. The net unrealized gain in the investment portfolio at March 31, 2003, amounted to $25.5 million and had an overall tax equivalent yield of 5.15%. At March 31, 2003, the Company did not hold any structured notes and management does not believe that their collateralized mortgage obligations have an interest, credit or other risk greater than their other investments. Total deposits at March 31, 2003, amounted to $1.723 billion as compared to $1.712 billion at year-end 2002 and $1.630 billion at March 31, 2002. The slight increase in deposits at March 31, 2003 when compared to year end 2002 represents the continued movement of funds away from the equity funds to a safer banking environment.

Nonperforming assets at March 31, 2003, totaled $3.3 million as compared to $4.3 million at December 31, 2002. The decrease resulted primarily from the collection of two loans previously included in nonperforming loans and the charge-off of a previously nonperforming loan. At 0.34% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Liquidity and Capital
---------------------

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets, which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to sell securities under agreement to repurchase, and an unfunded $25.0 million line of credit established with a nonaffiliated bank which matures on June 30, 2003. We believe the line of credit will be renewed upon maturity.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at the subsidiary banks, management considers the current liquidity position to be adequate to meet short- and long-term liquidity needs.

In addition, we anticipate that any future acquisition of financial institutions and expansion of branch locations could also place a demand on our cash resources. Available cash at our parent company, available dividends from subsidiary banks, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

The Company's consolidated statements of cash flows are presented on page 8 of this report. Total equity capital amounted to $240.2 million at March 31, 2003, which was up from $238.8 million at year-end 2002 and $217.2 million at March 31, 2002. The Company's risk-based capital and leverage ratios at March 31, 2003, were 20.40% and 10.35%, respectively. The first quarter 2003 cash dividend of $0.28 per share totaled $4.3 million and represented 51.23% of first quarter earnings.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank has an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. As of March 31, 2003, management estimates that, over the next twelve months, an upward shift of interest rates by 150 basis points would result in an increase of projected net interest income of 4.25% and a downward shift of interest rates by 150 basis points would result in a reduction in projected net interest income of 6.50%. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at March 31, 2003, will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results would, in management's belief, be different from the foregoing estimates, and such results could be material.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk.


Item 4.  Controls and Procedures

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

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

                                     PART II


                                OTHER INFORMATION

Item 4.   Submission of Matter to a Vote of Security Holders

On April 22, 2003, the annual meeting of shareholders was held in Abilene, Texas. The following directors were elected at this meeting and the respective number of votes cast for and withheld:

                                              Votes                      Votes
          Director                             For                     Withheld
          --------                             ---                     --------

          Joseph E. Canon                     9,839,252                  34,529
          Mac A. Coalson                      9,530,525                 343,256
          David Copeland                      9,802,984                  70,797
          F. Scott Dueser                     9,457,170                 416,611
          Derrell E. Johnson                  9,839,377                  34,404
          Kade L. Matthews                    9,839,377                  34,404
          Raymond A. McDaniel, Jr.            9,806,745                  67,036
          Bynum Miers                         9,806,945                  66,836
          Kenneth T. Murphy                   9,443,218                 430,563
          James M. Parker                     9,463,274                 410,507
          Jack D. Ramsey, M.D.                9,838,277                  35,504
          Dian Graves Stai                    9,826,777                  47,004
          F.L. Stephens                       9,839,377                  34,404
          Johnny E. Trotter                   9,839,377                  34,404

There were no votes against, abstentions or broker non-votes. There were no other matters voted upon at the meeting.

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

3.1 Articles of Incorporation, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 1 of the Registrant's Amendment No. 2 to Form 8-A filed on Form 8-A/A No. 2 on November 21, 1995).

3.2 Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

4.1 Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1 Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit
     10.1 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).

10.2 Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).

10.3 Executive Recognition Plan (incorporated by reference from Exhibit 10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31,
     2002).

10.4 Form of Executive  Recognition  Agreement  (incorporated  by reference from
     Exhibit 10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).

10.5 1992 Incentive  Stock Option Plan  (incorporated  by reference from Exhibit
     10.5 of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998).

10.6 2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant's Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders).

10.7 Consulting Agreement dated January 1, 2003 between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.7 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).

16.1 Letter regarding Change in Certifying Accountant (incorporated by reference from Exhibit 16.1 of the Registrant's Form 8-K filed on March 25, 2002).

21.1 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 of the Registrant's Form 10-K Annual Report for the year ended December 31,
     2002).

99.1 Certification of Chief Executive Officer of First Financial Bankshares, Inc. (ref. - Sec.906-Sarbanes-Oxley Act of 2002)

99.2 Certification of Chief Financial Officer of First Financial Bankshares, Inc. (ref. - Sec.906-Sarbanes-Oxley Act of 2002)

(b) No Form 8-K was filed by the Company during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      FIRST FINANCIAL BANKSHARES, INC.


Date: May 13, 2003                     By:/S/F. Scott Dueser
      ------------                        ------------------
                                         F. Scott Dueser
                                         President and Chief Executive Officer



Date: May 13, 2003                     By:/S/J. Bruce Hildebrand
      ------------                        ----------------------
                                         J. Bruce Hildebrand
                                         Executive Vice President and
                                         Chief Financial Officer

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

I, F. Scott Deuser, President and Chief Executive Officer of First Financial Bankshares, Inc., certify that:

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

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's Board of Directors:

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

Date: May 13, 2003

                                                  /S/ F. Scott Dueser
                                                  -------------------
                                                  Name: F. Scott Dueser
                                                  Title: Chief Executive Officer

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

I, J. Bruce Hildebrand, Chief Financial Officer of First Financial Bankshares, Inc., certify that:

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

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's Board of Directors:

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

Date: May 13, 2003

                                                 /S/ J. Bruce Hildebrand
                                                 -----------------------
                                                 Name: J. Bruce Hildebrand
                                                 Title: Chief Financial Officer

                                                                   Exhibit 99.1
                                                                   ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 31, 2003 of First Financial Bankshares, Inc.

I, F. Scott Dueser, the President and Chief Executive Officer of the Issuer certify that:

1.   the Form 10-Q fully  complies  with the  requirements  of section  13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and

2. the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 13, 2003

                                                  /S/ F. Scott Dueser
                                                  -------------------
                                                  Name: F. Scott Dueser
                                                  Title: Chief Executive Officer

Subscribed and sworn to before me this 13th day of May, 2003.

/S/ Gaila N. Kilpatrick
-----------------------
Name: Gaila N. Kilpatrick
Title: Notary Public

My commission expires: April 15, 2005

                                                                   Exhibit 99.2
                                                                   ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 31, 2003 of First Financial Bankshares, Inc.

I, J. Bruce Hildrebrand, the Executive Vice President and Chief Financial Officer of the Issuer certify that:

1.   the Form 10-Q fully  complies  with the  requirements  of section  13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and

2. the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 13, 2003

                                                 /S/ J. Bruce Hildebrand
                                                 -----------------------
                                                 Name: J. Bruce Hildebrand
                                                 Title: Chief Financial Officer

Subscribed and sworn to before me this 13th day of May, 2003.

/S/ Gaila N. Kilpatrick
-----------------------
Name: Gaila N. Kilpatrick
Title: Notary Public

My commission expires: April 15, 2005