Form 10-Q
period 2003-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2003-08-12
CIK 36029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

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

                                  (325)627-7155
                                  -------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X . No    .
                                              ---    ----

     Indicate by checkmark  whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of The Exchange Act). Yes X  No    .
                                               ---   ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 2003:

         Class                                   Number of Shares Outstanding
         -----                                   ----------------------------
Common Stock, $10.00 par value                             15,475,267
         per share

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

Item                                                                      Page
----                                                                      ----


     Forward-Looking Statement Disclaimer                                   3


1.   Consolidated Financial Statements and Notes to Consolidated
      Financial Statements                                                  3


2.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  11


3.   Quantitative and Qualitative Disclosures About Market Risk            16


4.   Controls and Procedures                                               16



                                     PART II

                                OTHER INFORMATION


6.   Exhibits and Reports on Form 8-K                                      17


     Signatures                                                            18

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as "anticipate", "believe", "estimate", "expect", "intend", "predict", "project", and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to:

o        general economic conditions;

o        legislative and regulatory actions and reforms;

o competition from other financial institutions and financial holding companies;

o the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

o        changes in the demand for loans;

o        fluctuations in the value of collateral and loan reserves;

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

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 2003 and 2002 and December 31, 2002, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2003 and 2002, changes in shareholders' equity for the year ended December 31, 2002 and six months ended June 30, 2003, and cash flows for the six months ended June 30, 2003 and 2002, follow on pages 4 through 8.

On April 22, 2003, the Company's Board of Directors declared a five for four stock split in the form of a 25% stock dividend for shareholders of record on May 16, 2003. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock in the consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,
                                                                          ---------------------------------      December 31,
                                                                                2003               2002              2002
                                                                          ---------------   ---------------   ---------------
ASSETS                                                                                (Unaudited)
   Cash and due from banks                                                $   104,575,826   $    93,908,407   $   108,436,645
   Federal funds sold                                                          43,725,000        46,450,000        70,000,000
                                                                          ---------------   ---------------   ---------------
     Cash and cash equivalents                                                148,300,826       140,358,407       178,436,645

   Interest-bearing deposits in banks                                           5,219,177            21,071         2,324,425

   Investment securities:
     Securities held-to-maturity (market value of $179,751,258,
        $250,770,960 and $211,862,151 at June 30, 2003,
        June 30, 2002 and December 31, 2002, respectively)                    168,667,372       241,270,327       200,449,784
     Securities available-for-sale, at fair value                             710,513,311       517,584,102       571,806,629
                                                                          ---------------   ---------------   ---------------
           Total investment securities                                        879,180,683       758,854,429       772,256,413

   Loans                                                                      920,941,697       935,174,382       964,039,773
     Less: Allowance for loan losses                                          (11,523,162)      (11,119,945)      (11,218,729)
                                                                          ---------------   ---------------   ---------------
   Net loans                                                                  909,418,535       924,054,437       952,821,044

   Bank premises and equipment, net                                            40,995,682        41,355,266        40,605,401
   Goodwill and intangible assets                                              24,803,210        24,644,391        24,870,788
   Other assets                                                                20,407,757        21,252,815        21,868,220
                                                                          ---------------   ---------------   ---------------

TOTAL ASSETS                                                              $ 2,028,325,870   $ 1,910,540,816   $ 1,993,182,936
                                                                          ===============   ===============   ===============

LIABILITIES
   Noninterest-bearing deposits                                           $   443,674,597   $   398,219,497   $   425,473,353
   Interest-bearing deposits                                                1,300,142,994     1,249,649,814     1,286,088,863
                                                                          ---------------   ---------------   ---------------
     Total deposits                                                         1,743,817,591     1,647,869,311     1,711,562,216

   Dividends payable                                                            4,796,143         4,323,622         4,327,374
   Securities sold under agreements to repurchase                              12,056,116        22,349,997        26,708,994
   Other liabilities                                                           16,475,782         8,282,439        11,816,707
                                                                          ---------------   ---------------   ---------------

     Total liabilities                                                      1,777,145,632     1,682,825,369     1,754,415,291
                                                                          ---------------   ---------------   ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $10 par value; authorized 20,000,000 shares; 15,471,429,
     12,354,111 and 12,364,201 shares issued and outstanding
     at June 30, 2003, June 30, 2002 and December 31, 2002, respectively      154,714,290       123,541,110       123,642,010
   Capital surplus                                                             58,172,924        57,980,651        58,087,687
   Retained earnings                                                           23,238,355        37,048,374        45,647,522
   Accumulated other comprehensive income                                      15,054,669         9,145,312        11,390,426
                                                                          ---------------   ---------------   ---------------

     Total shareholders' equity                                               251,180,238       227,715,447       238,767,645
                                                                          ---------------   ---------------   ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 2,028,325,870   $ 1,910,540,816   $ 1,993,182,936
                                                                          ===============   ===============   ===============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                   ----------------------------------    ----------------------------------
                                                         2003               2002               2003               2002
                                                   --------------     ---------------    ---------------    ---------------
 INTEREST INCOME
     Interest and fees on loans                    $   14,472,914     $    16,088,389    $    29,259,463    $    32,406,928
     Interest on investment securities:
            Taxable                                     7,577,369           8,158,394         15,256,189         16,130,658
            Exempt from federal income tax              1,755,727           1,786,690          3,501,474          3,517,634
     Interest on federal funds sold and
        interest-bearing deposits in banks                183,707             312,244            329,289            570,653
                                                   --------------     ---------------    ---------------    ---------------
        Total interest income                          23,989,717          26,345,717         48,346,415         52,625,873

 INTEREST EXPENSE
     Interest-bearing deposits                          4,454,474           6,174,507          9,108,972         13,159,675
     Other                                                 27,659              71,196             95,385            158,496
                                                   --------------     ---------------    ---------------    ---------------
        Total interest expense                          4,482,133           6,245,703          9,204,357         13,318,171
                                                   --------------     ---------------    ---------------    ---------------

 NET INTEREST INCOME                                   19,507,584          20,100,014         39,142,058         39,307,702
     Provision for loan losses                            225,867             510,334            736,368            908,834
                                                   --------------     ---------------    ---------------    ---------------

 NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                         19,281,717          19,589,680         38,405,690         38,398,868

 NONINTEREST INCOME
     Trust department income                            1,478,862           1,448,116          2,912,668          2,872,185
     Service fees on deposit accounts                   3,987,738           3,807,718          7,795,560          7,364,577
     ATM fees                                             737,650             591,208          1,403,304          1,102,212
     Real estate mortgage fees                            815,331             369,130          1,499,694            791,158
     Net gain (loss) on sale of securities                 (4,752)             19,256             (4,752)            19,256
     Net gain on sale of student loans                  1,606,120             116,885          1,842,635            314,360
     Other                                                887,775             911,723          2,125,295          1,917,722
                                                   --------------     ---------------    ---------------    ---------------
            Total noninterest income                    9,508,724           7,264,036         17,574,404         14,381,470

 NONINTEREST EXPENSE
     Salaries and employee benefits                     8,591,855           7,870,709         16,813,242         15,710,117
     Net occupancy expense                              1,021,432           1,031,438          1,964,011          1,985,623
     Equipment expense                                  1,188,760           1,156,208          2,376,726          2,341,096
     Printing, stationery & supplies                      330,709             383,557            673,758            860,661
     Correspondent bank service charges                   364,606             375,845            759,660            738,837
     Amortization of intangible assets                     33,789              33,789             67,578             67,578
     Other expenses                                     3,988,980           3,825,272          7,971,414          7,207,223
                                                   --------------     ---------------    ---------------    ---------------
            Total noninterest expense                  15,520,131          14,676,818         30,626,389         28,911,135
                                                   --------------     ---------------    ---------------    ---------------

 EARNINGS BEFORE INCOME TAXES                          13,270,310          12,176,898         25,353,705         23,869,203
     Income tax expense                                 4,049,492           3,655,140          7,683,296          7,168,792
                                                   --------------     ---------------    ---------------    ---------------

 NET EARNINGS                                      $    9,220,818     $     8,521,758    $    17,670,409    $    16,700,411
                                                   ==============     ===============    ===============    ===============

 EARNINGS PER SHARE, BASIC                         $         0.60     $          0.55    $          1.14    $          1.08

 EARNINGS PER SHARE, ASSUMING DILUTION             $         0.59     $          0.55    $          1.14    $          1.08

 DIVIDENDS PER SHARE                               $         0.31     $          0.28    $          0.59    $          0.52

 See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                         Three Months Ended June 30,         Six Months Ended June 30,
                                                       --------------------------------    -------------------------------
                                                             2003              2002              2003             2002
                                                       --------------    --------------    --------------   --------------
NET EARNINGS                                           $    9,220,818    $    8,521,758    $   17,670,409   $   16,700,411

   OTHER ITEMS OF COMPREHENSIVE EARNINGS:
    Change in unrealized gain on
      investment securities available-for-sale              9,846,796         9,429,036         5,632,545        7,747,307

    Reclassification adjustment for realized
     losses (gains) on investment securities
       included in net earnings, before income tax              4,752           (19,256)            4,752          (19,256)
                                                       --------------    --------------    --------------   --------------

          Total other items of comprehensive earnings       9,851,548         9,409,780         5,637,297        7,728,051

    Income tax expense related to other
     items of comprehensive earnings                       (3,448,042)       (3,293,423)       (1,973,054)      (2,704,818)
                                                       --------------    --------------    --------------   --------------


COMPREHENSIVE EARNINGS                                 $   15,624,324    $   14,638,115    $   21,334,652   $   21,723,644
                                                       ==============    ==============    ==============   ==============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                Accumulated
                                                                                         Other Comprehensive Income
                                                                                          -------------------------
                                           Common Stock                                 Unrealized Gain   Minimum        Total
                                      ------------------------   Capital      Retained    on Securities   Pension     Shareholders'
                                        Shares       Amount      Surplus      Earnings Available-for-Sale Liability      Equity
                                      ---------- ------------- ------------ ------------- ------------ ------------  -------------
Balances at December 31, 2001         12,333,252 $ 123,332,520 $ 57,824,061 $  28,375,353 $  4,122,079 $          -  $ 213,654,013

   Net earnings                                -             -            -    33,952,550            -            -     33,952,550

   Stock issuances                        30,949       309,490      263,626             -            -            -        573,116

   Cash dividends declared,
       $1.08 per share                         -             -            -   (16,680,381)           -            -    (16,680,381)

   Minimum liability pension
       adjustment, net of
       related taxes                           -             -            -             -            -   (1,440,283)    (1,440,283)

   Change in unrealized gain in
      investment securities
      available-for-sale,
      net of related income taxes              -             -            -             -    8,708,630            -      8,708,630
                                      ---------- ------------- ------------ ------------- ------------ ------------  -------------

Balances at December 31, 2002         12,364,201   123,642,010   58,087,687   45,647,522    12,830,709   (1,440,283)   238,767,645

   Net earnings                                -             -            -   17,670,409             -            -     17,670,409

   Stock issuances                        14,233       142,330       85,237            -             -            -        227,567

   Cash dividends declared,
       $0.59 per share                         -             -            -   (9,149,626)            -            -     (9,149,626)

   Change in unrealized gain in
      investment securities
      available-for-sale,
      net of related income taxes              -             -            -            -     3,664,243            -      3,664,243

   Five for four stock split in the
      form of a 25% stock dividend     3,092,995    30,929,950            -  (30,929,950)            -            -              -
                                      ---------- ------------- ------------ ------------- ------------ ------------  -------------

Balances at June 30, 2003 (unaudited) 15,471,429 $ 154,714,290 $ 58,172,924 $  23,238,355 $ 16,494,952 $ (1,440,283) $ 251,180,238
                                      ========== ============= ============ ============= ============ ============  =============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                Six Months Ended June 30,
                                                                            ---------------------------------
                                                                                  2003              2002
                                                                            ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                           $    17,670,409   $    16,700,411
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
            Depreciation and amortization                                         2,096,240         2,151,454
            Provision for loan losses                                               736,368           908,834
            Premium amortization, net of discount accretion                       2,605,227         2,037,782
            Loss on sale of assets                                                    3,385            75,290
            Deferred federal income tax benefit                                    (741,823)         (478,789)
            Decrease (increase) in other assets                                     314,400        (1,610,784)
            Increase in other liabilities                                         5,400,899           951,963
                                                                            ---------------   ---------------
                Total adjustments                                                10,414,696         4,035,750
                                                                            ---------------   ---------------
        Net cash provided by operating activities                                28,085,105        20,736,161
                                                                            ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest-bearing deposits in banks               (2,894,752)        1,353,214
     Activity in available-for-sale securities:
        Sales                                                                    41,152,973         2,213,004
        Maturities                                                               97,745,538        32,247,526
        Purchases                                                              (274,508,292)     (113,749,043)
     Activity in held-to-maturity securities:
        Maturities                                                               33,212,829        52,865,349
        Purchases                                                                (1,500,000)       (1,494,822)
     Net decrease in loans                                                       41,820,337         4,317,452
     Capital expenditures                                                        (2,479,791)       (1,462,272)
     Proceeds from sale of assets                                                    81,027            35,545
                                                                            ---------------   ---------------
        Net cash used in investing activities                                   (67,370,131)      (23,674,047)
                                                                            ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in noninterest-bearing deposits                                18,201,244         8,812,831
     Net increase (decrease) in interest-bearing deposits                        14,054,131       (46,106,118)
     Net (decrease) increase in securities sold under
          agreements to repurchase                                              (14,652,878)        2,502,930
     Proceeds from stock issuances                                                  227,567           365,180
     Dividends paid                                                              (8,680,857)       (7,403,744)
                                                                            ---------------   ---------------
        Net cash provided by (used in) financing activities                       9,149,207       (41,828,921)
                                                                            ---------------   ---------------

     Net decrease in cash and cash equivalents                                  (30,135,819)      (44,766,807)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  178,436,645       185,125,214
                                                                            ---------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   148,300,826   $   140,358,407
                                                                            ===============   ===============

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
     Interest paid                                                          $     8,828,151        13,811,522
     Federal income tax paid                                                      7,533,118         7,413,227
     Assets acquired through foreclosure                                            845,804           424,358
     Loans to finance the sale of other real estate                                       -           176,526

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected, due to seasonality and other factors, for the year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations.

Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months and six months ended June 30, 2003 and 2002, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby, the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2003 and 2002, were 15,466,371 and 15,435,191 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six months ended June 30, 2003 and 2002, were 15,461,477 and 15,430,344, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the three months ended June 30, 2003 and 2002, were 15,519,299 and 15,506,123 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the six months ended June 30, 2003 and 2002, were 15,514,470 and 15,502,040, respectively. See note 4 below.

Note 3 - Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the three months and six months ended June 30, 2003 and 2002.

During the three months ended June 30, 2002, the Company granted 71,560 options to key employees under the 2002 Incentive Stock Option Plan. The options were granted at market price on grant date, as adjusted for the five for four stock split.

Note 4 - Stock Split and Stock Repurchase

On April 22, 2003, the Company's Board of Directors declared a five for four stock split in the form of a 25% stock dividend effective June 2, 2003 for shareholders of record on May 16, 2003. All share and per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock in the consolidated financial statements.

Additionally, on April 22, 2003, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock (representing approximately four percent of outstanding shares) over the next three years. The plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchases of the stock will be through the open market or in privately negotiated transactions in accordance with applicable laws and regulations. No stock has been repurchased under this plan as of June 30, 2003.

Note 5 - Reclassifications

Certain prior period balances have been reclassified to conform with the current period presentation.

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in
Item 1 of this Form 10-Q as well as those included in the Company's 2002 Annual Report on Form 10-K. On April 22, 2003, the Company's Board of Directors declared a five for four stock split in the form of a 25% stock dividend effective June 2, 2003 for shareholders of record on May 16, 2003. All share and per share amounts in this report have been restated to reflect this stock split.

Critical Accounting Policies
----------------------------

The preparation of the Company's consolidated financial statements is based on the selection of certain accounting policies, based on generally accepted accounting principles and customary practices in the banking industry. These policies, in certain areas, require management to make significant estimates and assumptions. A policy is deemed critical if (i) the accounting estimate requires the Company to make assumptions about matters that are highly uncertain at the time the accounting estimate was made; and (ii) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements.

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

The allowance for loan losses is an amount that management believes will be adequate to absorb inherent estimated losses on existing loans in which full collectibility is unlikely based on management's review and evaluation of the loan portfolio, including letters of credit, lines of credit and unused commitments to provide financing. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

Management's periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio by our loan review department and regulatory examiners. A consistent, well documented loan review methodology has been developed that includes allowances assigned to specific loans and nonspecific allowances that are based on the factors noted in the prior sentence. While each subsidiary bank is responsible for the adequacy of their allowance, our independent loan review department is responsible for reviewing this evaluation for all of our subsidiary banks to ensure consistent methodology and overall adequacy for the Company.

Although we believe that we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at their time of examination.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that the collection of interest is doubtful.

The Company's policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price.

Operating Results
-----------------

Three-months ended June 30, 2003 and 2002
-----------------------------------------

Net income for the second quarter of 2003 totaled $9.2 million, an increase of $699 thousand or 8.2% for the same period last year. The earnings improvement over the same period for the prior year resulted primarily from an increase in the gain from student loan sales and real estate mortgage fees totaling $2.4 million for the quarter ended June 30, 2003 compared to $486 thousand for the same period in 2002. Off-setting these increases was a decrease in the interest margin resulting from the early prepayment and reinvestment of investment securities. Interest rates have declined to the lowest level in 40 years which has decreased our interest income on our interest-earning assets and likewise decreased our cost of funds but has generally resulted in a reduced interest margin. On a basic earnings per share basis, earnings amounted to $0.60 per share for the second quarter of 2003 as compared to $0.55 per share for the second quarter of 2002. Return on average assets and return on average equity for the second quarter of 2003 amounted to 1.84% and 15.09%, respectively. For the same periods in 2002, return on average assets and return on average equity amounted to 1.80% and 15.73%, respectively. The decline in return on average equity was a result of the Company's equity growing at a higher percentage than its earnings, primarily from an increase in the unrealized gain on securities available for sale.

Tax equivalent net interest income for the second quarter of 2003 amounted to $20.4 million as compared to $20.8 million for the same period last year. The decrease of $379 thousand was due to a decrease in net interest spread partially offset by an increase in volume of interest earning assets. Average earning assets were $1.8 billion for the second quarter of 2003 which is $109.2 million, or 6.3% greater than the second quarter of 2002. The Company's yield on those average earning assets declined to 5.41% for 2003 compared to 6.25% for 2002 as the Company's experienced lower rates from the early prepayment and reinvestment of investment securities and maturing loans. The Company was able to reprice its interest bearing liabilities to offset some of the decline in rates on its earning assets. The Company's net interest margin was 4.44% for the second quarter of 2003 compared to 4.81% for the same period of 2002.

The provision for loan losses for the first quarter of 2003 totaled $226 thousand compared to $510 thousand for the same period in 2002. Gross chargeoffs for the quarter ended June 30, 2003 totaled $347 thousand compared to $449 thousand for the same period of 2002. Recoveries of previously charged-off loans totaling $281 thousand in the quarter ended June 30, 2003 (as compared to $201 thousand in 2002) offset the increase in chargeoffs experienced. On an annualized basis, net chargeoffs as a percentage of average loans was 0.03% for the second quarter of 2003 as compared to 0.09% for the same period in 2002. The Company's allowance for loan losses totaled $11.5 million at June 30, 2003 compared to $11.1 million at June 30, 2002, the increase due primarily to an overall increase in loans, net of the sale of student loans. As a percentage of nonperforming loans, the Company's allowance amounted to 823.7% at June 30, 2003. As of June 30, 2003, management of the Company believes that the Company's balance in allowance for loan losses is adequate to provide for losses existing in its portfolio that are deemed uncollectible.

Total noninterest income for the second quarter of 2003 was $9.5 million, as compared to $7.3 million for the same period last year. During the second quarter, the Company sold $53 million in student loans recognizing a gain of $1.6 million as compared to selling $8 million in loans in the second quarter of 2002 resulting in $117 thousand in gains. The Company was presented an opportunity to receive an additional premium by accelerating the sale of student loans that would normally have occurred ratably over the next six to eight months. In addition, real estate mortgage fees increased to $815 thousand for the second quarter of 2003 from $369 thousand for the same period of 2002 as the Company's customers took advantage of decreased interest rates to refinance their mortgages at the lowest home mortgage interest rates experienced in years. Trust fees totaled $1.5 million for 2003, relatively flat from the previous year. The lack of increase in trust fees is primarily a result of the depressed equity markets. As certain trust fees are based on a percentage of the market value of trust assets, the lower market valuations have resulted in lower trust fees. Service fees on deposits increased 4.7% to $4.0 million due to an increased number of accounts and transaction volumes. ATM fees totaled $738 thousand for the second quarter of 2003 compared to $591 thousand for the second quarter in 2002 due to consumers increased use of debit cards, increased volume and an increase in fees charged for non-Company customer usage.

Noninterest expense for the second quarter of 2003 amounted to $15.5 million compared to $14.7 million for the same period in 2002, an increase of 5.7%. Salaries and benefits expense, the Company's largest noninterest expense item, increased 9.2% to $8.6 million in 2003 due to salary increases and the increased cost of employee benefits. Net occupancy expense and equipment expense were relatively flat in the second quarter of 2003 compared to the second quarter of 2002.

The Company's other expense increased only 4.3% in the second quarter of 2003 compared to the second quarter of 2002. This is a result of Company wide efforts to curtail such expenses. We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our goal is to continue to decrease the ratio, which indicates what we believe to be a more efficiently run company. We maintained this ratio at comparable levels of 52.11% for the second quarter of 2002 and 51.88% for the second quarter of 2003.

Six-months ended June 30, 2003 and 2002
---------------------------------------

Net income for the six months of 2003 totaled $17.7 million, an increase of $970 thousand or 5.8% for the same period last year. The earnings improvement over the same period for the prior year resulted primarily from an increase in the gain from student loan sales and real estate mortgage fees totaling $3.3 million for the six months ended June 30, 2003 compared to $1.1 million for the same period in 2002. Off-setting these increases was a decrease in the interest margin resulting from the early prepayment and reinvestment of our investment securities. Interest rates have declined to the lowest level in 40 years which has decreased our interest income on our interest-earning assets and likewise decreased our cost of funds but has generally resulted in a reduced overall interest margin. On a basic earnings per share basis, earnings amounted to $1.14 per share as compared to $1.08 per share for the six months of 2002. Return on average assets and return on average equity for the first six months of 2003 amounted to 1.78% and 14.70%, respectively. For the same periods in 2002, return on average assets and return on average equity amounted to 1.78% and 15.62%, respectively. The decline in the return of average equity was primarily a result of the Company's equity growing at a higher percentage than its earnings, primarily from an increase in the unrealized gain on securities available for sale.

Tax equivalent net interest income for the first six months of 2003 amounted to $40.9 million as compared to $41.0 million for the same period last year. The decrease of $98 thousand was due to a decreasing net interest spread partially offset by an increase in volume of net interest earning assets. Average earning assets were $1.8 billion for the first six months of 2003 which is $104.1 million, or 6.0% greater than the first six months of 2002. The Company's yield on those average earning assets declined to 5.52% for 2003 compared to 6.34% for 2002 as the Company experienced lower rates from the early prepayment and reinvestment of investment securities and maturing loans. The Company was able to reprice its interest bearing liabilities to offset some of the decline in rates on its earning assets. The Company's net interest margin was 4.51% for the first six months of 2003 compared to 4.83% for the first six months of 2002.

The provision for loan losses for the first six months of 2003 totaled $736 thousand compared to $909 thousand for the same period in 2002. Gross chargeoffs for the six months ended June 30, 2003 totaled $1.25 million compared to $883 thousand for the same period of 2002. Recoveries of previously charged-off loans totaling $816 thousand in the six months ended June 30, 2003 (as compared to $492 thousand in 2002) offset the increase in chargeoffs experienced in the first six months of 2003. On an annualized basis, net chargeoffs as a percentage of average loans was 0.09% for the first six months of 2003 as compared to 0.08% for the same period in 2002. The Company's allowance for loan losses totaled $11.5 million at June 30, 2003 compared to $11.1 million at June 30, 2002, the increase due primarily to an overall increase in loans, net of the sale of student loans. As a percentage of nonperforming loans, the Company's allowance amounted to 823.7% at June 30, 2003. As of June 30, 2003, management of the Company believes that the Company's balance in allowance for loan losses is adequate to provide for losses existing in its portfolio that are deemed uncollectible.

Total noninterest income for the first six months of 2003 was $17.6 million, as compared to $14.4 million for the same period last year. During the second quarter, the Company sold $53 million in student loans recognizing a gain of $1.6 million as compared to selling $8 million in loans in the 2002 second quarter resulting in $117 thousand in gains. The Company was presented an opportunity to receive an additional premium by accelerating the sale of student loans that would normally have occurred ratably over the next six to eight months. In addition, real estate mortgage fees increased to $1.5 million for the first six months of 2003 from $791 thousand in the same period of 2002 as the Company's customers took advantage of decreased interest rates to refinance their mortgages at the lowest home mortgage interest rates experienced in years. Trust fees totaled $2.9 million for 2003, relatively flat from the previous year. The lack of increase in trust fees in primarily a result of the depressed equity markets. As certain trust fees are based on a percentage of the market value of trust assets, the lower market valuations have resulted in lower trust fees. Service fees on deposits increased 5.9% to $7.8 million due to an increased number of accounts and transaction volumes. ATM fees totaled $1.4 million for the first six months of 2003 compared to $1.1 million for the first six months in 2002 due to consumer increased use of debit cards, increased volume and an increase in fees charged for non-Company customer usage.

Noninterest expense for the first six months of 2003 amounted to $30.6 million compared to $28.9 million for the same period in 2002, an increase of 5.9%. Salaries and benefits expense, the Company's largest noninterest expense item, increased 7.0% to $16.8 million in 2003 due to salary increases and the increased cost of employee benefits. Net occupancy expense and equipment expense were relatively flat in the first six months of 2003 compared to the first six months of 2002.

Increased costs in legal and professional, outside service and courier expenses were the primary cause for the increase in other expenses in 2003 over 2002. The Company also experienced $242 thousand in losses from check fraud compared to $152 thousand in the prior year six months. The banking industry is experiencing more losses from fraud. The Company has increased its review procedures and invested in new software products to combat this problem. We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our goal is to continue to decrease the ratio, which indicates what we believe to be a more efficiently run company. We maintained this ratio at comparable levels of 52.11% for the first six months of 2002 and 52.35% for the first six months of 2003.

Balance Sheet Review
--------------------

Total assets at June 30, 2003 amounted to $2.028 billion as compared to $1.993 billion at December 31, 2002, and $1.911 billion at June 30, 2002. Since December 31, 2002, loans decreased $43.1 million primarily as a result of the student loan sales discussed above. Deposits increased $32.3 million at June 30, 2003 compared to December 31, 2002, most of which were in non interest bearing deposits ($18.2 million) which has lowered the Company's costs of funds.

Loans at June 30, 2003, totaled $921 million as compared to $964 million at year-end 2002 and $935 million at June 30, 2002. As compared to June 30, 2002 amounts, loans at June 30, 2003 reflects (i) a $10.8 million increase in commercial, financial and agricultural loans; (ii) a $33.9 million increase in real estate loans; and (iii) a $58.7 million decrease in consumer and student loans. Investment securities at June 30, 2003, totaled $879 million as compared to $772 million at year-end 2002 and $759 million at June 30, 2002. The net unrealized gain in the investment portfolio at June 30, 2003, amounted to $25.4 million and had an overall tax equivalent yield of 4.93% At June 30, 2003, the Company did not hold any structured notes and management does not believe that their collateralized mortgage obligations have an interest, credit or other risk greater than their other investments. Total deposits at June 30, 2003, amounted to $1.744 billion as compared to $1.712 billion at year-end 2002 and $1.648 billion at June 30, 2002. The increase in deposits at June 30, 2003 when compared to year end 2002 represents the continued movement of funds away from the equity markets to what consumers believe to be a safer banking environment.

Non performing assets at June 30, 2003, totaled $2.8 million as compared to $4.3 million at December 31, 2002. The decrease resulted primarily from the collection of two loans previously included in nonperforming loans and the charge-off of a previously nonperforming loan. At 0.31% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit non properly disclosed as nonperforming.

Liquidity and Capital
---------------------

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets, which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which includes core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to sell securities under agreement to repurchase, and an unfunded $20.0 million line of credit established with a nonaffiliated bank which matures on June 30, 2004. We believe the line of credit will be renewed upon maturity.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at the subsidiary banks, management considers the current liquidity position to be adequate to meet short- and long-term liquidity needs.

In addition, we anticipate that any future acquisition of financial institutions and expansion of branch locations could also place a demand on our cash resources, Available cash at our parent company, available dividends from subsidiary banks, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

The Company's consolidated statements of cash flows are presented on page 8 of this report. Total equity capital amounted to $251.2 million at June 30, 2003, which was up from $238.8 million at year-end 2002 and $227.7 million at June 30, 2002. The Company's risk-based capital and leverage ratios at June 30, 2003 were 20.22% and 10.46%, respectively. The second quarter 2003 cash dividend of $0.31 per share totaled $4.8 million and represented 52.3% of second quarter earnings.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank has an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. As of June 30, 2003, management estimates that, over the next twelve months, an upward shift of interest rates by 150 basis points would result in an increase in projected net interest income of 4.3% and a downward shift of interest rates by 100 basis points would result in a reduction in projected net interest income of 3.8%. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at June 30, 2003, will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could in management's belief, be different from the foregoing estimates, and such results could be material.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk.


Item 4.   Controls and Procedures

As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14 (c) and Rule 15d - 14 (c) of the Securities Exchange Act of 1934 are effective.

                                     PART II


                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

3.1 Articles of Incorporation, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 1 of the Registrant's Amendment No. 2 to Form 8-A filed on Form 8-A/A
          No. 2 on  November  21, 1995).
3.2 Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A
          No. 1 on January 7, 1994).
4.1 Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).
10.1 Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from
          Exhibit 10.1 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.2 Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.3      Executive  Recognition Plan  (incorporated  by reference from Exhibit
          10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.4 Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.5      1992 Incentive Stock Option Plan  (incorporated by reference from
          Exhibit 10.5 of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998).
10.6 2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant's Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders).
10.7 Consulting Agreement dated January 1, 2003 between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.7 of the Registrant's Form 10-K Annual Report for the year ended December 31,
          2002).
16.1 Letter regarding Change in Certifying Accountant (incorporated by reference from Exhibit 16.1 of the Registrant's Form 8-K filed on March 25, 2002).
21.1 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
31.1 Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer of First Fincial Bankshares, Inc.
31.2 Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.
32.1 Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.
32.2 Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

(b) On July 16, 2003, we furnished a report on Form 8-K relating to our earnings release for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       FIRST FINANCIAL BANKSHARES, INC.


Date: August 6, 2003                   By:/S/ F. Scott Dueser
     -------------------------            -------------------------------------
                                          F. Scott Dueser
                                          President and Chief Executive Officer



Date: August 6, 2003                   By:/S/ J. Bruce Hildebrand
     -------------------------            -------------------------------------
                                          J. Bruce Hildebrand
                                          Executive Vice President and
                                          Chief Financial Officer

                                                                   Exhibit 31.1
                                                                   ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

I, F. Scott Deuser, President and Chief Executive Officer of First Financial Bankshares, Inc., certify that:

1.   I have reviewed this Form 10-Q of First Financial Bankshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)  [Intentionally Omitted];

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 6, 2003

                                       /S/ F. Scott Dueser
                                       -------------------
                                       F. Scott Dueser
                                       President and Chief Executive Officer

                                                                   Exhibit 31.2
                                                                   ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

I, J. Bruce Hildebrand, Executive Vice President and Chief Financial Officer of First Financial Bankshares, Inc., certify that:

1.   I have reviewed this Form 10-Q of First Financial Bankshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)  [Intentionally Omitted];

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 6, 2003

                                       S/J. Bruce Hildebrand
                                       ---------------------
                                       J. Bruce Hildebrand
                                       Executive Vice President and Chief
                                       Financial Officer

                                                                   Exhibit 32.1
                                                                   ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of title 18, United States code) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2003 of First Financial Bankshares, Inc.

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

Date: August 6, 2003

                                       /S/ F. Scott Dueser
                                       -------------------
                                       F. Scott Dueser
                                       Chief Executive Officer

Subscribed and sworn to before me this 6th day of August 2003.

/S/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires: April 15, 2005

                                                                   Exhibit 32.2
                                                                   ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of title 18, United States code) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2003 of First Financial Bankshares, Inc.

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

Date: August 6, 2003

                                       /S/ J. Bruce Hildebrand
                                       -----------------------
                                       J. Bruce Hildebrand
                                       Chief Financial Officer

Subscribed and sworn to before me this 6th day of August 2003.

/S/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires: April 15, 2005