Form 10-Q
period 2003-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2003-11-10
CIK 36029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

                          Commission file number 0-7674

                        FIRST FINANCIAL BANKSHARES, INC.
                        --------------------------------
             (Exact name of registrant as Specified in its charter)

                Texas                                        75-0944023
---------------------------------------------     ------------------------------
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
                                             ---    ---

     Indicate by checkmark  whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of The Exchange Act). Yes X No   .
                                               ---  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2003:

         Class                                     Number of Shares Outstanding
         -----                                     ----------------------------
Common Stock, $10.00 par value                              15,475,767
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

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 2003 and 2002 and December 31, 2002, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2003 and 2002, changes in shareholders' equity for the nine months ended September 30, 2003 and the year ended December 31, 2002, and cash flows for the nine months ended September 30, 2003 and 2002, follow on pages 4 through 8.

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

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,                  December 31,
                                                                          -----------------------------------
                                                                                2003                2002                2002
                                                                          ---------------    ----------------    ----------------
ASSETS                                                                                 (Unaudited)
   Cash and due from banks                                                $   110,524,394    $    100,504,696    $    108,436,645
   Federal funds sold                                                          30,750,000          52,575,000          70,000,000
                                                                          ---------------    ----------------    ----------------
     Cash and cash equivalents                                                141,274,394         153,079,696         178,436,645

   Interest-bearing deposits in banks                                           1,491,978           2,566,449           2,324,425

   Investment securities:
     Securities held-to-maturity (market value of $157,974,511,
        $235,108,463 and $211,862,151 at September 30, 2003,
        September 30, 2002 and December 31, 2002, respectively)               148,816,926         222,450,034         200,449,784
     Securities available-for-sale, at fair value                             751,767,671         552,984,956         571,806,629
                                                                          ---------------    ----------------    ----------------
           Total investment securities                                        900,584,597         775,434,990         772,256,413

   Loans                                                                      948,521,401         950,291,585         964,039,773
     Less: Allowance for loan losses                                          (11,461,925)        (11,530,150)        (11,218,729)
                                                                          ---------------    ----------------    ----------------
   Net loans                                                                  937,059,476         938,761,435         952,821,044

   Bank premises and equipment, net                                            42,844,071          40,982,215          40,605,401
   Goodwill and intangible assets                                              24,769,421          24,610,602          24,870,788
   Other assets                                                                21,834,825          17,652,413          21,868,220
                                                                          ---------------    ----------------    ----------------

TOTAL ASSETS                                                              $ 2,069,858,762    $  1,953,087,800    $  1,993,182,936
                                                                          ===============    ================    ================

LIABILITIES
   Noninterest-bearing deposits                                           $   446,795,912    $    419,554,456    $    425,473,353
   Interest-bearing deposits                                                1,341,546,877       1,252,968,421       1,286,088,863
                                                                          ---------------    ----------------    ----------------
     Total deposits                                                         1,788,342,789       1,672,522,877       1,711,562,216

   Dividends payable                                                            4,797,333           4,325,619           4,327,374
   Securities sold under agreements to repurchase                              13,933,662          28,466,138          26,708,994
   Other liabilities                                                           13,696,413           9,848,932          11,816,707
                                                                          ---------------    ----------------    ----------------

     Total liabilities                                                      1,820,770,197       1,715,163,566       1,754,415,291
                                                                          ---------------    ----------------    ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $10 par value; authorized 20,000,000 shares;
     15,475,767, 12,358,910 and 12,364,201 shares issued and
     outstanding at September 30, 2003, September 30, 2002
     and December 31, 2002, respectively                                      154,757,670         123,589,100         123,642,010
   Capital surplus                                                             58,215,719          58,018,533          58,087,687
   Retained earnings                                                           27,555,147          41,423,413          45,647,522
   Accumulated other comprehensive income                                       8,560,029          14,893,188          11,390,426
                                                                          ---------------    ----------------    ----------------

     Total shareholders' equity                                               249,088,565         237,924,234         238,767,645
                                                                          ---------------    ----------------    ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 2,069,858,762    $  1,953,087,800    $  1,993,182,936
                                                                          ===============    ================    ================


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                         Three Months Ended September 30,      Nine Months Ended September 30,
                                                        ----------------------------------    ---------------------------------
                                                             2003                2002               2003               2002
                                                        --------------     ---------------    --------------     --------------
 INTEREST INCOME
      Interest and fees on loans                        $   14,127,672     $    15,846,423    $   43,387,135     $   48,253,348
      Interest on investment securities:
             Taxable                                         6,826,173           8,230,989        22,082,362         24,367,194
             Exempt from federal income tax                  2,156,872           1,757,725         5,658,345          5,275,357
      Interest on federal funds sold and
         interest-bearing deposits in banks                     98,547             216,442           427,838            787,098
                                                        --------------     ---------------    --------------     --------------
         Total interest income                              23,209,264          26,051,579        71,555,680         78,682,997

 INTEREST EXPENSE
      Interest-bearing deposits                              4,073,260           5,750,249        13,182,232         18,909,925
      Other                                                     24,399              67,752           119,784            226,248
                                                        --------------     ---------------    --------------     --------------
         Total interest expense                              4,097,659           5,818,001        13,302,016         19,136,173
                                                        --------------     ---------------    --------------     --------------

 NET INTEREST INCOME                                        19,111,605          20,233,578        58,253,664         59,546,824
      Provision for loan losses                                232,500             652,000           968,868          1,560,834
                                                        --------------     ---------------    --------------     --------------

 NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                             18,879,105          19,581,578        57,284,796         57,985,990

 NONINTEREST INCOME
      Trust department income                                1,498,959           1,439,434         4,411,627          4,311,619
      Service fees on deposit accounts                       3,982,741           3,946,986        11,778,301         11,311,561
      ATM fees                                                 704,797             626,590         2,108,101          1,728,755
      Real estate mortgage fees                                983,525             526,091         2,483,219          1,317,250
      Net gain (loss) on sale of securities                     20,435              (2,883)           15,684             16,373
      Net gain on sale of student loans                         17,947             311,266         1,839,151            625,626
      Net gain on sale of real estate and other assets         702,176              10,048           727,570             10,032
      Other                                                    945,807             931,141         3,067,137          2,865,860
                                                        --------------     ---------------    --------------     --------------
             Total noninterest income                        8,856,387           7,788,673        26,430,790         22,187,076

 NONINTEREST EXPENSE
      Salaries and employee benefits                         8,028,687           7,939,817        24,841,928         23,649,935
      Net occupancy expense                                  1,004,557           1,044,037         2,968,568          3,029,660
      Equipment expense                                      1,226,162           1,238,535         3,602,888          3,579,632
      Printing, stationery & supplies                          360,347             362,310         1,034,104          1,096,806
      Correspondent bank service charges                       367,668             367,576         1,127,328          1,106,414
      Amortization of intangible assets                         33,789              33,789           101,367            101,367
      Other expenses                                         3,883,674           3,915,856        11,855,089         11,271,269
                                                        --------------     ---------------    --------------     --------------
             Total noninterest expense                      14,904,884          14,901,920        45,531,272         43,835,083
                                                        --------------     ---------------    --------------     --------------

 EARNINGS BEFORE INCOME TAXES                               12,830,608          12,468,331        38,184,314         36,337,983
      Income tax expense                                     3,716,483           3,768,124        11,399,779         10,936,915
                                                        --------------     ---------------    --------------     --------------

 NET EARNINGS                                           $    9,114,125     $     8,700,207    $   26,784,535     $   25,401,068
                                                        ==============     ===============    ==============     ==============

 EARNINGS PER SHARE, BASIC                              $         0.59     $          0.56    $         1.73     $         1.65

 EARNINGS PER SHARE, ASSUMING DILUTION                  $         0.59     $          0.56    $         1.73     $         1.64

 DIVIDENDS PER SHARE                                    $         0.31     $          0.28    $         0.90     $         0.80


 See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)



                                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                                       --------------------------------    -------------------------------
                                                             2003              2002              2003             2002
                                                       --------------    --------------    --------------   --------------

NET EARNINGS                                           $    9,114,125    $    8,700,207    $   26,784,535   $   25,401,068

   OTHER ITEMS OF COMPREHENSIVE EARNINGS:
    Change in unrealized gain on
      investment securities available-for-sale             (9,971,318)        8,840,003        (4,338,772)      16,587,310

    Reclassification adjustment for realized
     losses (gains) on investment securities
       included in net earnings, before income tax            (20,435)            2,883           (15,684)         (16,373)
                                                       --------------    --------------    --------------   --------------

          Total other items of comprehensive earnings      (9,991,753)        8,842,886        (4,354,456)      16,570,937

    Income tax expense related to other
     items of comprehensive earnings                        3,497,113        (3,095,010)        1,524,059       (5,799,828)
                                                       --------------    --------------    --------------   --------------


COMPREHENSIVE EARNINGS                                 $    2,619,485    $   14,448,083    $   23,954,138   $   36,172,177
                                                       ==============    ==============    ==============   ==============


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                 Accumulated
                                                                                         Other Comprehensive Income
                                                                                           ------------------------
                                                                                         Unrealized Gain
                                             Common Stock                                 on Securities   Minimum        Total
                                          -----------------------   Capital    Retained     Available-    Pension     Shareholders'
                                            Shares      Amount      Surplus    Earnings      for-sale    Liability       Equity
                                          ---------- ------------ ----------- -----------  -----------  -----------   ------------
Balances at December 31, 2001             12,333,252 $123,332,520 $57,824,061 $28,375,353  $ 4,122,079  $      -      $213,654,013

     Net earnings                               -            -           -     33,952,550         -            -        33,952,550

     Stock issuances                          30,949      309,490     263,626        -            -            -           573,116

     Cash dividends declared,
         $0.80 per share                        -            -           -    (16,680,381)        -            -       (16,680,381)

     Minimum liability pension adjustment,
         net of related taxes                   -            -           -           -            -      (1,440,283)    (1,440,283)

     Change in unrealized gain in
        investment securities
        available-for-sale,
        net of related income taxes             -            -           -           -       8,708,630         -         8,708,630
                                          ---------- ------------ ----------- -----------  -----------  -----------   ------------

Balances at December 31, 2002             12,364,201  123,642,010  58,087,687  45,647,522   12,830,709   (1,440,283)   238,767,645

     Net earnings                               -            -           -     26,784,535         -            -        26,784,535

     Stock issuances                          18,571      185,710     128,032        -            -            -           313,742

     Cash dividends declared,
         $0.90 per share                        -            -           -    (13,946,960)        -            -       (13,946,960)

     Change in unrealized gain in
        investment securities
        available-for-sale,
        net of related income taxes             -            -           -           -      (2,830,397)        -        (2,830,397)

     Five for four stock split in the
        form of a 25% stock dividend       3,092,995   30,929,950        -    (30,929,950)        -            -              -
                                          ---------- ------------ ----------- -----------  -----------  -----------   ------------

Balances at September 30, 2003(unaudited) 15,475,767 $154,757,670 $58,215,719 $27,555,147  $10,000,312  $(1,440,283)  $249,088,565
                                          ========== ============ =========== ===========  ===========  ===========   ============


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                                 Nine Months Ended September 30,
                                                                                            ---------------------------------------
                                                                                                    2003                2002
                                                                                            -----------------   -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                                          $      26,784,535   $        25,401,068
      Adjustments to reconcile net earnings to
          net cash provided by operating activities:
              Depreciation and amortization                                                         3,199,936             3,221,412
              Provision for loan losses                                                               968,868             1,560,834
              Premium amortization, net of discount accretion                                       3,940,082             3,660,305
              Gain on sale of assets                                                               (2,582,405)             (652,031)
              Deferred federal income tax benefit                                                    (427,674)             (595,790)
              Decrease (increase) in other assets                                                     832,069            (1,697,443)
              Increase in other liabilities                                                         3,831,439             2,518,456
                                                                                            -----------------   -------------------
                  Total adjustments                                                                 9,762,315             8,015,743
                                                                                            -----------------   -------------------
          Net cash provided by operating activities                                                36,546,850            33,416,811
                                                                                            -----------------   -------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease (increase) in interest-bearing deposits in banks                                   832,447            (1,192,164)
      Activity in available-for-sale securities:
          Sales                                                                                    47,202,878             2,724,931
          Maturities                                                                              145,068,529            55,730,144
          Purchases                                                                              (382,104,021)         (163,686,609)
      Activity in held-to-maturity securities:
          Maturities                                                                               55,590,576            70,490,816
          Purchases                                                                                (2,365,000)           (1,769,822)
      Net decrease (increase) in loans                                                             15,745,499           (10,523,660)
      Capital expenditures                                                                         (5,619,005)           (2,126,689)
      Proceeds from sale of bank premises and equipment and other assets                            1,097,014               187,687
                                                                                            -----------------   -------------------
          Net cash used in investing activities                                                  (127,551,083)          (50,165,366)
                                                                                            -----------------   -------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in noninterest-bearing deposits                                                 21,322,559            30,147,790
      Net increase (decrease) in interest-bearing deposits                                         55,458,014           (42,787,511)
      Net (decrease) increase in securities sold under agreements to repurchase                   (12,775,332)            8,619,071
      Proceeds from stock issuances                                                                   313,742               451,052
      Dividends paid                                                                              (13,477,001)          (11,727,365)
                                                                                            -----------------   -------------------
          Net cash provided by (used in) financing activities                                      50,841,982           (15,296,963)
                                                                                            -----------------   -------------------

      Net decrease in cash and cash equivalents                                                   (37,162,251)          (32,045,518)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                   178,436,645           185,125,214
                                                                                            -----------------   -------------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $     141,274,394   $       153,079,696
                                                                                            =================   ===================

 SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
      Interest paid                                                                         $      13,664,584   $        20,028,463
      Federal income tax paid                                                                      10,976,193            11,318,471
      Assets acquired through foreclosure                                                             905,752               559,115
      Loans to finance the sale of other real estate                                                   19,400               203,542


 See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003, due to seasonality and other factors, for the year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations.

Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months and nine months ended September 30, 2003 and 2002, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2003 and 2002, were 15,474,478 and 15,445,886 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine months ended September 30, 2003 and 2002, were 15,465,858 and 15,435,581, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the three months ended September 30, 2003 and 2002, were 15,542,769 and 15,506,581 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the nine months ended September 30, 2003 and 2002, were 15,523,260 and 15,497,246, respectively. See note 4 below.

Note 3 - Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the three months and nine months ended September 30, 2003 and 2002.

During the nine months ended September 30, 2003, the Company granted 71,560 options to key employees under the 2002 Incentive Stock Option Plan. The options were granted at market price on grant date, as adjusted for the five for four stock split.

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

Additionally, on April 22, 2003, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock (representing approximately four percent of outstanding shares) over the next three years. The plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchases of the stock will be through the open market or in privately negotiated transactions in accordance with applicable laws and regulations. No stock has been repurchased under this plan as of September 30, 2003.

Note 5 - New Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51." The Interpretation changes whether entities are consolidated by their sponsors and introduces a new consolidation model which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation was effective for the interim period beginning after June 15, 2003 but on October 8, 2003, the FASB deferred the effective date to the end of periods ending after December 15, 2003. The Company is evaluating the effect of the Interpretation on its financial position and results of operations and the effect is not expected to be significant.

Note 6 - Reclassifications

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

Management's periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio by our loan review department and regulatory examiners. A consistent, well-documented loan review methodology has been developed that includes allowances assigned to specific loans and nonspecific allowances that are based on the factors noted in the prior sentence. While each subsidiary bank is responsible for the adequacy of its own allowance, our independent loan review department is responsible for reviewing this evaluation for all of our subsidiary banks to ensure consistent methodology and overall adequacy for the Company.

Although we believe that we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The bank regulatory agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at their time of examination.

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

Operating Results
-----------------

Three-months ended September 30, 2003 and 2002
----------------------------------------------

Net income for the third quarter of 2003 totaled $9.1 million, an increase of $414 thousand or 4.8% for the same period last year. The earnings improvement over the same period for the prior year resulted primarily from an increase in the gain from sale of real estate and other assets and real estate mortgage fees which totaled $1.7 million for the quarter ended September 30, 2003 compared to $536 thousand for the same period in 2002. Off-setting these increases were a decrease in the interest margin resulting primarily from the early prepayment and reinvestment of investment securities and maturing loans. Interest rates have declined to the lowest level in 40 years, which has decreased our interest income on our interest-earning assets and likewise decreased our cost of funds, but has generally resulted in a reduced interest margin. On a basic earnings per share basis, earnings amounted to $0.59 per share for the third quarter of 2003 as compared to $0.56 per share for the third quarter of 2002. Return on average assets and return on average equity for the third quarter of 2003 amounted to 1.78% and 14.69%, respectively. For the same periods in 2002, return on average assets and return on average equity amounted to 1.80% and 14.85%, respectively.

Tax equivalent net interest income for the third quarter of 2003 amounted to $20.2 million as compared to $21.2 million for the same period last year. The decrease of $964 thousand was due to a decrease in net interest spread partially offset by an increase in volume of interest earning assets. Average earning assets were $1.8 billion for the third quarter of 2003 which is $104.1 million, or 6.0% greater than the third quarter of 2002. The Company's interest spread declined to 4.00% for 2003 compared to 4.36% for 2002 as the Company experienced lower rates from the early prepayment and reinvestment of investment securities and maturing loans. The Company was able to reprice its interest bearing liabilities to offset some of the decline in rates on its earning assets. The Company's net interest margin was 4.35% for the third quarter of 2003 compared to 4.83% for the same period of 2002.

The provision for loan losses for the third quarter of 2003 totaled $233 thousand compared to $652 thousand for the same period in 2002. Gross chargeoffs for the quarter ended September 30, 2003 totaled $526 thousand compared to $413 thousand for the same period of 2002. Recoveries of previously charged-off loans totaling $232 thousand in the quarter ended September 30, 2003 (as compared to $171 thousand in 2002) offset the increase in chargeoffs experienced. On an annualized basis, net chargeoffs as a percentage of average loans was 0.12% for the third quarter of 2003 as compared to 0.10% for the same period in 2002. The Company's allowance for loan losses totaled $11.5 million at September 30, 2003, virtually unchanged from the balance at September 30, 2002. As a percentage of nonperforming loans, the Company's allowance amounted to 711.1% at September 30, 2003. As of September 30, 2003, management of the Company believes that the Company's balance in allowance for loan losses is adequate to provide for losses existing in its portfolio that are deemed uncollectible.

Total noninterest income for the third quarter of 2003 was $8.9 million, as compared to $7.8 million for the same period last year. During the third quarter, the Company sold two parcels of real estate for a gross sales price of $785,000, recognizing a gain, after netting selling costs, of $669 thousand. In addition, real estate mortgage fees increased to $984 thousand for the third quarter of 2003 from $526 thousand for the same period of 2002 as the Company's customers took advantage of decreased interest rates to refinance their mortgages at the lowest home mortgage interest rates experienced in years. Trust fees totaled $1.5 million for 2003, up slightly from the previous year. The lack of increase in trust fees is primarily a result of the depressed equity markets, although slight improvement is being experienced. As trust fees are based on a percentage of the market value of trust assets, the lower market valuations have resulted in lower trust fees. Service fees on deposits totaled $4.0 million for the third quarter of 2003 compared to $3.9 million for the same period of 2002. ATM fees totaled $705 thousand for the third quarter of 2003 compared to $627 thousand for the third quarter in 2002 due to consumers increased use of debit cards, increased volume and an increase in fees charged for non-Company customer usage of ATMs.

Noninterest expense for the third quarter of 2003 amounted to $14.9 million, virtually unchanged from the same period in 2002. Salaries and benefits expense, the Company's largest noninterest expense item, increased 1.1% to $8.0 million in 2003. Net occupancy expense and equipment expense were relatively flat in the third quarter of 2003 compared to the third quarter of 2002.

The Company's other expense decreased $32 thousand in the third quarter of 2003 compared to the third quarter of 2002. This is a result of Company wide efforts to curtail such expenses. We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our goal is to continue to decrease the ratio, which indicates what we believe to be a more efficiently run company. We decreased this ratio from 51.44% for the third quarter of 2002 to 51.27% for the third quarter of 2003.

Nine-months ended September 30, 2003 and 2002
---------------------------------------------

Net income for the nine months of 2003 totaled $26.8 million, an increase of $1.4 million or 5.5% for the same period last year. The earnings improvement over the same period for the prior year resulted primarily from an increase in the gain from student loan sales, gain from sale of real estate and other assets and real estate mortgage fees all of which totaled $5.0 million for the nine months ended September 30, 2003 compared to $2.0 million for the same period in 2002. Off-setting these increases were a decrease in the interest margin resulting primarily from the early prepayment and reinvestment of our investment securities and maturing loans. Interest rates remain at the lowest level in 40 years which has decreased our interest income on our interest-earning assets and likewise decreased our cost of funds but has generally resulted in a reduced overall interest margin. On a basic earnings per share basis, earnings amounted to $1.73 per share as compared to $1.65 per share for the nine months of 2002. Return on average assets and return on average equity for the first nine months of 2003 amounted to 1.78% and 14.70%, respectively. For the same periods in 2002, return on average assets and return on average equity amounted to 1.79% and 15.22%, respectively.

Tax equivalent net interest income for the first nine months of 2003 amounted to $61.1 million as compared to $62.3 million for the same period last year. The decrease of $1.2 million was due to a decreasing net interest spread partially offset by an increase in volume of net interest earning assets. Average earning assets were $1.9 billion for the first nine months of 2003 which is $108.0 million, or 6.1% greater than the first nine months of 2002. The Company's interest spread declined to 4.00% for 2003 compared to 4.19% for 2002 as the Company experienced lower rates from the early prepayment and reinvestment of investment securities and maturing loans. The Company was able to reprice its interest bearing liabilities to offset some of the decline in rates on its earning assets. The Company's net interest margin was 4.38% for the first nine months of 2003 compared to 4.74% for the first nine months of 2002.

The provision for loan losses for the first nine months of 2003 totaled $969 thousand compared to $1.6 million for the same period in 2002. Gross chargeoffs for the nine months ended September 30, 2003 totaled $1.8 million compared to $1.3 million for the same period of 2002. Recoveries of previously charged-off loans totaling $1.0 million in the nine months ended September 30, 2003 (as compared to $663 thousand in 2002) offset the increase in chargeoffs experienced in the first nine months of 2003. On an annualized basis, net chargeoffs as a percentage of average loans was 0.10% for the first nine months of 2003 as compared to 0.09% for the same period in 2002. The Company's allowance for loan losses totaled $11.5 million at September 30, 2003, virtually unchanged from the balance at September 30, 2002. As a percentage of nonperforming loans, the Company's allowance amounted to 711.1% at September 30, 2003. As of September 30, 2003, management of the Company believes that the Company's balance in allowance for loan losses is adequate to provide for losses existing in its portfolio that are deemed uncollectible.

Total noninterest income for the first nine months of 2003 was $26.4 million, as compared to $22.2 million for the same period last year. During the nine months ended September 30, 2003, the Company sold $70.4 million in student loans recognizing gains of $1.8 million as compared to selling $36.1 million in loans in the 2002 third quarter resulting in $626 thousand in gains. The Company was presented an opportunity to receive an additional premium by accelerating the sale of student loans that would normally have occurred ratably throughout the year. In addition, real estate mortgage fees increased to $2.5 million for the first nine months of 2003 from $1.3 million in the same period of 2002 as the Company's customers took advantage of decreased interest rates to refinance their mortgages at the lowest home mortgage interest rates experienced in years. The Company sold two parcels of real estate during the nine months ended September 30, 2003 for a gross sales price of $785,000, recognizing a gain of $669,000, after netting selling costs. Trust fees totaled $4.4 million for the nine months ended 2003, relatively flat from the previous year. The lack of increase in trust fees in primarily a result of the depressed equity markets, although slight improvement is being experienced. As trust fees are based on a percentage of the market value of trust assets, the lower market valuations have resulted in lower trust fees. Service fees on deposits increased 4.1% to $11.8 million due to an increased transaction volume. ATM fees totaled $2.1 million for the first nine months of 2003 compared to $1.7 million for the first nine months in 2002 due to consumer increased use of debit cards, increased volume and an increase in fees charged for non-Company customer usage.

Noninterest expense for the first nine months of 2003 amounted to $45.5 million compared to $43.8 million for the same period in 2002, an increase of only 3.9%. Salaries and benefits expense, the Company's largest noninterest expense item, increased 5.0% to $24.8 million in 2003 due to salary increases and the increased cost of employee benefits. Net occupancy expense and equipment expense were relatively flat in the first nine months of 2003 compared to the first nine months of 2002.

Increased costs in legal and professional, outside service and courier expenses were the primary cause for the increase in other expenses in 2003 over 2002. The Company also experienced $289 thousand in losses from check fraud compared to $328 thousand in the prior year nine months. The banking industry is experiencing more losses from check fraud. The Company has increased its review procedures and invested in new software products to combat this problem. We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our goal is to continue to decrease the ratio, which indicates what we believe to be a more efficiently run company. We maintained this ratio at comparable levels of 51.88% for the first nine months of 2002 and 51.99% for the first nine months of 2003.

Balance Sheet Review
--------------------

Total assets at September 30, 2003 amounted to $2.070 billion as compared to $1.993 billion at December 31, 2002, and $1.953 billion at September 30, 2002. Since December 31, 2002, loans decreased $15.5 million primarily as a result of the student loan sales referenced above. Deposits increased $76.8 million at September 30, 2003 compared to December 31, 2002, most of which were in interest bearing deposits ($55.5 million).

Loans at September 30, 2003, totaled $948.5 million as compared to $964.0 million at year-end 2002 and $950.3 million at September 30, 2002. As compared to September 30, 2002 amounts, loans at September 30, 2003 reflects (i) a $9.9 million increase in commercial, financial and agricultural loans; (ii) a $34.3 million increase in real estate loans; and (iii) a $46.4 million decrease in consumer and student loans. Investment securities at September 30, 2003, totaled $900.6 million as compared to $772.3 million at year-end 2002 and $775.4 million at September 30, 2002. The net unrealized gain net of income tax in the investment portfolio at September 30, 2003, amounted to $10.0 million and had an overall tax equivalent yield of 4.64%. The decrease in the net unrealized gain from December 31, 2002 and from June 30, 2003 to September 30, 2003, is a result of the strengthening of the fixed income bond market in the United States. At September 30, 2003, the Company did not hold any structured notes and management does not believe that their collateralized mortgage obligations have an interest, credit or other risk greater than their other investments. Total deposits at September 30, 2003, amounted to $1.788 billion as compared to $1.712 billion at year-end 2002 and $1.673 billion at September 30, 2002. The increase in deposits at September 30, 2003 when compared to year end 2002 represents the continued movement of funds away from the equity markets to what consumers believe to be a safer commercial banking environment.

Non performing assets at September 30, 2003, totaled $3.0 million as compared to $4.3 million at December 31, 2002. The decrease resulted primarily from the collection of certain loans previously included in nonperforming loans and the charge-off of a certain previously nonperforming loan. At 0.32% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit non properly disclosed as nonperforming.

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

The Company's consolidated statements of cash flows are presented on page 8 of this report. Total equity capital amounted to $249.1 million at September 30, 2003, which was up from $238.8 million at year-end 2002 and $237.9 million at September 30, 2002. The Company's risk-based capital and leverage ratios at September 30, 2003 were 20.17% and 10.55%, respectively. The third quarter 2003 cash dividend of $0.31 per share totaled $4.8 million and represented 52.6% of third quarter earnings.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank have an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. As of September 30, 2003, management estimates that, over the next twelve months, an upward shift of interest rates by 150 basis points would result in an increase in projected net interest income of 1.4% and a downward shift of interest rates by 100 basis points would result in a reduction in projected net interest income of 3.6%. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at September 30, 2003, will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could in management's belief, be different from the foregoing estimates, and such results could be material.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk.


Item 4.   Controls and Procedures

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

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

(b) On October 16, 2003, we furnished a report on Form 8-K relating to our earnings release for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        FIRST FINANCIAL BANKSHARES, INC.


Date: November 7, 2003                  By:/S/ F. Scott Dueser
      ----------------                     -------------------------------------
                                           F. Scott Dueser
                                           President and Chief Executive Officer



Date: November 7, 2003                  By:/S/ J. Bruce Hildebrand
      ----------------                     ----------------------------
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

Date: November 7, 2003

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

Date: November 7, 2003

                            /S/J. Bruce Hildebrand
                            ----------------------
                            J. Bruce Hildebrand
                            Executive Vice President and Chief Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of title 18, United States code) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2003 of First Financial Bankshares, Inc.

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

Date: November 7, 2003

                                                         /S/ F. Scott Dueser
                                                         -------------------
                                                         F. Scott Dueser
                                                         Chief Executive Officer

Subscribed and sworn to before me this 28th day of October 2003.

/S/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires: April 15, 2005

                                                                    Exhibit 32.2
                                                                    ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of title 18, United States code) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2003 of First Financial Bankshares, Inc.

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

Date: November 7, 2003

                                                         /S/ J. Bruce Hildebrand
                                                         -----------------------
                                                         J. Bruce Hildebrand
                                                         Chief Financial Officer

Subscribed and sworn to before me this 28th day of October 2003.

/S/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires: April 15, 2005