Form 10-K
period 2003-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2004-03-08
CIK 36029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


     (Mark One)
      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2003
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                          Commission file number 0-7674

                        First Financial Bankshares, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                  Texas                                        75-0944023
        (State or Other Jurisdiction of                    (I.R.S. Employer
        Incorporation or Organization)                     Identification No.)

               400 Pine Street
               Abilene, Texas                                     79601
      (Address of Principal Executive Offices)                 (Zip Code)

     Registrant's telephone number, including area code:     (325) 627-7155

           Securities registered pursuant to Section 12(b) of the Act:

               Title of Class               Name of Exchange on Which Registered
               --------------               ------------------------------------
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

     As of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates was $459,223,000.

     As of March 1, 2004, there were 15,483,840 shares of Common Stock outstanding.

                       Documents Incorporated by Reference
     Certain information called for by Part III is incorporated by reference to the Proxy Statement for the 2004 Annual Meeting of our shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS....................1

PART I
     ITEM 1.        Business.................................................1
     ITEM 2.        Properties..............................................11
     ITEM 3.        Legal Proceedings.......................................12
     ITEM 4.        Submission of Matters to a Vote of Security Holders.....12

PART II
     ITEM 5.        Market for Registrant's Common Equity and Related
                         Stockholder Matters................................12
     ITEM 6.        Selected Financial Data.................................14
     ITEM 7.        Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................15
     ITEM 7A.       Quantitative and Qualitative Disclosures About
                         Market Risk........................................30
     ITEM 8.        Financial Statements and Supplementary Data.............31
     ITEM 9.        Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure................32
     ITEM 9A.       Controls and Procedures.................................33

PART III
     ITEM 10.       Directors and Executive Officers of the Registrant......33
     ITEM 11.       Executive Compensation..................................33
     ITEM 12.       Security Ownership of Certain Beneficial Owners and
                         Management ........................................33
     ITEM 13.       Certain Relationships and Related Transactions..........34
     ITEM 14.       Principal Accounting Fees and Services..................34

PART IV
     ITEM 15.       Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K........................................34


SIGNATURES..................................................................35
EXHIBIT INDEX...............................................................37

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

     o        our ability to attract deposits;

     o consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

     o        acquisitions and integration of acquired businesses; and

     o other factors described in "PART II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

Such statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.       BUSINESS

General

     First Financial Bankshares, Inc., a Texas corporation, is a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA. As such, we are supervised by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as well as several other state and federal regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. By virtue of a series of reorganizations, mergers, and acquisitions since 1956, we now own, through our wholly-owned Delaware subsidiary, First Financial Bankshares of Delaware, Inc., ten banks, a trust company and a technology operating company, all organized and located in Texas. These subsidiaries are:

     o        First National Bank of Abilene, Abilene, Texas;
     o        First Technology Services, Inc., Abilene, Texas;
     o First Financial Trust & Asset Management Company, National Association, Abilene, Texas;
     o        Hereford State Bank, Hereford, Texas;
     o        First National Bank, Sweetwater, Texas;
     o        Eastland National Bank, Eastland, Texas;
     o        First Financial Bank, National Association, Cleburne, Texas;
     o        Stephenville Bank and Trust Co., Stephenville,Texas;
     o        San Angelo National Bank, San Angelo, Texas;
     o        Weatherford National Bank, Weatherford, Texas;
     o        First Financial Bank, National Association, Southlake, Texas; and
     o        City National Bank, Mineral Wells, Texas.

As described in more detail below, we elected to be treated as a financial holding company in September 2001.

     Our service centers are located primarily in North-Central and West Texas. Considering the branches and locations of all our subsidiaries, as of December 31, 2003, we had 28 financial centers across Texas, with seven locations in Abilene, two locations in Cleburne, two locations in Stephenville, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Southlake, Aledo, Alvarado, Burleson, Keller, Trophy Club, Roby, and Trent.

     Information on our revenues, profits and losses and total assets appears in the discussion of our Results of Operations contained in Item 7 hereof.

First Financial Bankshares, Inc.

     We provide management and technical resources and policy direction to our subsidiaries, which enables them to improve or expand their banking services while continuing their local activity and identity. Each of our subsidiaries operates under the day-to-day management of its own board of directors and officers, with substantial authority in making decisions concerning their own investments, loan policies, interest rates, and service charges. We provide resources and policy direction in, among other things, the following areas:

     o        asset and liability management;

     o        accounting, budgeting, planning and insurance;

     o        capitalization; and

     o        regulatory compliance.

     In particular, we assist our subsidiaries with, among other things, decisions concerning major capital expenditures, employee fringe benefits, including pension plans and group medical, dividend policies, and appointment of officers and directors and their compensation. We also perform, through corporate staff groups or by outsourcing to third parties, internal audits and loan reviews of our subsidiaries. We provide advice and specialized services for our banks related to lending, investing, purchasing, advertising, public relations, and computer services.

     We evaluate various potential financial institution acquisition opportunities and evaluate potential locations for new branch offices. We anticipate that funding for any acquisitions or expansions would be provided from our existing cash balances, available dividends from subsidiary banks, utilization of available lines of credit and future debt or equity offerings.

Services Offered by Our Subsidiary Banks

     Each of our subsidiary banks is a separate legal entity that operates under the day-to-day management of its own board of directors and officers. Each of our subsidiary banks provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, transmitting funds, and performing other customary commercial banking services. Effective January 1, 2004, the activities of trust departments of First National Bank of Abilene, First National Bank, Sweetwater, Stephenville Bank and Trust Co., and San Angelo National Bank were transferred to our new trust company, First Financial Trust & Asset Management Company, National Association. Through this new company, we administer pension plans, profit sharing plans and other employee benefit plans as well as administering estates, testamentary trusts, various types of living trusts, and agency accounts. We believe that the structure of our new trust company will result in a more effectively managed trust department and provide trust services to customers of our banks that do not currently have trust departments. In addition, First National Bank of Abilene, First Financial Bank, National Association, Cleburne, San Angelo National Bank and First Financial Bank, National Association, Southlake, Texas provide securities brokerage services through arrangements with various third parties.

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

Employees

     With  our  subsidiary  banks  we  employed   approximately   780  full-time
equivalent employees at March 1, 2004. Our management believes that our employee relations have been and will continue to be good.

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

     National Banking Associations. Banks that are organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency, or OCC. The OCC supervises, regulates and regularly examines the First National Bank of Abilene, First National Bank, Sweetwater, First Financial Bank, National Association, Cleburne, Eastland National Bank, San Angelo National Bank, Weatherford National Bank, First Financial Bank, National Association, Southlake and City National Bank, Mineral Wells, as well as our new trust company, First Financial Trust &

Asset  Management  Company,  National  Association.  The OCC's  supervision  and
regulation  of  banks  is  primarily   intended  to  protect  the  interests  of
depositors. The National Bank Act:

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

Deposit Insurance

     Each of our subsidiary banks is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions and generally does not exceed $100,000 per depositor. Our subsidiary banks must pay assessments to the FDIC under a risk-based assessment system for federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U.S. Treasury, the Federal Financing Bank and the Bank Insurance Fund member banks. As of December 31, 2003, the assessment rate for each of our subsidiary banks is at the lowest level risk-based premium available.

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

     Our subsidiary banks paid aggregate dividends of approximately $34.6 million in 2003 and approximately $26.6 million in 2002. Under the dividend restrictions discussed above, as of December 31, 2003, our subsidiary banks, without obtaining governmental approvals, could have declared in the aggregate additional dividends of approximately $14.5 million from retained net profits.

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

Loans to Directors, Executive Officers and Principal Shareholders

     The authority of our subsidiary banks to extend credit to our directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans our subsidiary banks may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans our subsidiary banks make to directors and other insiders must satisfy the following requirements:

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

     Furthermore, each subsidiary bank must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O.

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

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill, core deposit intangibles and purchased mortgage servicing rights). As of December 31, 2003, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 18.83%; (2) Total Capital to Risk-Weighted Assets Ratio, 19.83%; and (3) Tier 1 Capital Leverage Ratio, 10.6%.

     Banks. The Federal Deposit Insurance  Corporation  Improvement Act of 1991,
or FDICIA established five capital tiers with respect to depository institutions: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a "well-capitalized" institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be "adequately capitalized," it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be "undercapitalized," it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be "significantly undercapitalized," it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be "critically undercapitalized," it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take "prompt corrective action" against depository institutions that do not meet minimum capital requirements. Under current regulations, we were "well capitalized" as of December 31, 2003.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized." An "undercapitalized" institution must develop a capital restoration plan and its parent holding company must guarantee that institution's compliance with such plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the institution's assets at the time it became "undercapitalized" or the amount needed to bring the institution into compliance with all capital standards. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. If a depository institution fails to submit an acceptable capital restoration plan, it shall be treated as if it is "significantly undercapitalized." "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. Finally, FDICIA requires the various regulatory agencies to set forth certain standards that do not relate to capital. Such standards relate to the safety and soundness of operations and management and to asset quality and executive compensation, and permit regulatory action against a financial institution that does not meet such standards.

     If an insured bank fails to meet its capital guidelines, it may be subject to a variety of other enforcement remedies, including a prohibition on the taking of brokered deposits and the termination of deposit insurance by the FDIC. Bank regulators continue to indicate their desire to raise capital requirements beyond their current levels.

     In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Texas Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank's business, its total revenue, and the bank's total assets. As of December 31, 2003, all of our Texas-chartered banks exceeded the minimum ratios applied to them.

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

Monitoring and Reporting Suspicious Activity

     Under the Bank Secrecy Act, IRS rules and other regulations, we are required to monitor and report unusual or suspicious account activity as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or USA PATRIOT Act, of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

Available Information

     We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission's web site at http://www.sec.gov. Our web site is http://www.ffin.com. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed them with the SEC. Our corporate governance guidelines, including our code of conduct applicable to all our employees, officers and directors, as well as the charters of our audit and nominating committees, are available at www.ffin.com. The foregoing information is also available in print to any shareholder who requests it. No information on any web site is incorporated into this Form 10-K or our other securities filings and is not a part of them.

ITEM 2.       PROPERTIES

     Our principal office is located in the First National Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in a building owned by First National Bank of Abilene. The lease for approximately 3,300 square feet of space expires December 31, 2010. The lease for approximately 1,100 square feet of space expires May 31, 2006. Our subsidiary banks collectively own 22 banking facilities, some of which are detached drive-ins, and they also lease five banking facilities and two ATM locations. Our management considers all of our existing locations to be well-suited for conducting the business of banking. We believe that our existing facilities are adequate to meet our requirements and our subsidiary banks' requirements for the foreseeable future.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2003.

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

Holders

     As of February 1, 2004, we had approximately 1,600 shareholders of record.

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

Recent Sales of Unregistered Securities

         During the year ended December 31, 2003, the following sales of unregistered shares of common stock were made to employees in connection with their exercise of stock options:

                           Number of                    Aggregate Sales
       Date              Common Shares  Price Per Share      Price
       ----              -------------  ---------------      -----
     02-11-03                  551        $   11.92      $   6,571
     03-05-03                  250            11.92          2,980
     03-05-03                  125            11.92          1,490
     03-06-03                   94            16.64          1,560
     03-07-03                3,018            11.92         35,969
     04-03-03                  187            16.64          3,120
     04-03-03                1,609            11.92         19,176
     04-21-03                   94            16.64          1,560
     04-29-03                  137            23.42          3,220
     04-29-03                1,250            11.92         14,900
     04-29-03                1,688            11.92         20,115
     04-29-03                  250            11.92          2,980
     04-29-03                   94            16.64          1,560
     05-02-03                  125            11.92          1,490
     05-07-03                1,071            18.15         19,468
     05-07-03                  313            11.92          3,725
     05-08-03                   94            11.92          1,118
     05-08-03                  250            11.92          2,980
     05-14-03                1,072            18.15         19,468
     05-14-03                  278            23.42          6,498
     05-14-03                  250            16.64          4,160
     05-14-03                  464            11.92          5,528
     05-14-03                  257            23.42          6,029
     06-06-03                  801            11.92          9,548
     06-06-03                  500            11.92          5,960
     06-10-03                  103            23.42          2,412
     06-13-03                2,012            11.92         23,983
     07-08-03                  549            23.42         12,858
     07-21-03                2,165            16.30         35,283
     07-29-03                  300            23.42          7,026
     07-29-03                  824            23.42         19,298
     09-18-03                  500            23.42         11,710
     11-07-03                  808            11.92          9,631
     11-07-03                  150            23.42          3,513
     12-02-03                  500            11.92          5,960
     12-08-03                  800            18.15         14,520
     12-09-03                  686            23.42         16,066
     12-09-03                  412            23.42          9,649
     12-10-03                  756            23.42         17,705
     12-11-03                  600            11.92          7,152
     12-18-03                  200            11.92          2,384
                            ------                       ---------

   Totals                   26,187                       $ 400,323
                            ======                       =========

     Each of the foregoing sales were made in reliance upon the exemption provided by Section 4(2)and Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 6.       SELECTED FINANCIAL DATA

     The selected financial data presented below as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. The amounts related to shares of our common stock have been adjusted to give effect to all stock dividends and stock splits. Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated information required to be disclosed by the Securities and Exchange Commissions' Industry Guide 3, "Statistical Disclosure by Bank Holding Companies."


                                                                      Year Ended December 31,
                                               ---------------------------------------------------------------------
                                                   2003           2002          2001          2000           1999
                                               ------------    ----------    ----------    ----------     ----------
                                                           (dollars in thousands, except per share data)
Summary Income Statement Information:
  Interest income                              $     95,285    $  104,286    $  115,874    $  117,951     $  110,013
  Interest expense                                   17,131        24,380        44,834        48,829         43,338
                                               ------------    ----------    ----------    ----------     ----------
  Net interest income                                78,154        79,906        71,040        69,122         66,675
  Provision for loan losses                           1,178         2,370         1,964         2,398          2,031
  Noninterest income                                 34,109        30,129        28,177        25,947         24,484
  Noninterest expense                                61,154        59,082        55,071        51,692         51,934
                                               ------------    ----------    ----------    ----------     ----------
  Earnings before income taxes                       49,931        48,583        42,182        40,979         37,194
  Income tax expense                                 14,626        14,630        12,827        12,663         11,504
                                               ------------    ----------    ----------    ----------     ----------
  Net earnings                                 $     35,305    $   33,953    $   29,355    $   28,316     $   25,690
                                               ============    ==========    ==========    ==========     ==========
Per Share Data:
  Net earnings per share, basic                $       2.28    $     2.20    $     1.91    $     1.82     $    1.65
  Net earnings per share, assuming dilution            2.27          2.19          1.90          1.82          1.64
  Cash dividends declared                              1.21          1.08          0.93          0.82          0.72
  Book value at period-end                            16.25         15.45         13.86         12.74         11.46
Earnings performance ratios:
  Return on average assets                             1.75%         1.78%         1.62%         1.67%         1.53%
  Return on average equity                            14.40         14.97         14.35         15.39         14.84
Summary Balance Sheet Data (Period-end):
  Investment securities                        $    910,302    $  772,256    $  721,694    $  654,253     $  656,218
  Loans                                             987,523       964,040       940,131       859,271        797,275
  Total assets                                    2,092,571     1,993,183     1,929,694     1,753,814      1,723,369
  Deposits                                        1,796,271     1,711,562     1,685,163     1,519,874      1,524,704
  Total liabilities                               1,841,085     1,754,415     1,716,040     1,557,693      1,544,706
  Total shareholders' equity                        251,487       238,768       213,654       196,121        178,663
Asset quality ratios:
  Allowance for loan losses/period-end loans           1.17%         1.16%         1.13%         1.15%         1.12%
  Nonperforming assets/period-end loans plus
     foreclosed assets                                 0.32          0.44          0.51          0.48          0.26
  Net charge offs/average loans                        0.09          0.19          0.18          0.18          0.27
Capital ratios:
  Average shareholders' equity/average assets         12.13%        11.89%        11.29%        10.86%        10.30%
  Leverage ratio (1)                                  10.60         10.51          9.92         10.40          9.62
  Tier 1 risk-based capital (2)                       18.83         18.42         17.10         17.75         17.19
  Total risk-based capital (3)                        19.83         19.47         18.08         18.74         18.13
  Dividend payout ratio                               53.10         49.13         48.94         45.23         43.64

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     As a multi-bank financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges. Our primary source of funding for our loans are deposits we hold in our subsidiary banks. Our largest expenses are interest on these deposits and salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios, and our efficiency ratio, which is calculated by dividing non interest expense by the sum of net interest income on a tax equivalent basis and non interest income.

     You should read the following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2003 and 2002, and consolidated statements of earnings for the years 2001 through 2003 in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K. All prices and per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends, including the five-for-four stock split in the form of a 25% stock dividend effective June 2, 2003 for shareholders of record on May 16, 2003.

Critical Accounting Policies

     We prepare consolidated financial statements based on the selection of certain accounting policies, generally accepted accounting principles and customary practices in the banking industry. These policies, in certain areas, require us to make significant estimates and assumptions.

     We deem a policy critical if (1) the accounting estimate required us to make assumptions about matters that are highly uncertain at the time we make the accounting estimate; and (2) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements.

     The following discussion addresses our allowance for loan loss and its provision for loan losses, which we deem to be our most critical accounting policy. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe that these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely that they would have a material impact on our reported results for a given period.

     The allowance for loan losses is an amount that we believe will be adequate to absorb inherent estimated losses on existing loans in which full collectibility is unlikely based upon our review and evaluation of the loan portfolio, including letters of credit, lines of credit and unused commitments to provide financing. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

     Our periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners. We have developed a consistent, well-documented loan review methodology that includes allowances assigned to specific loans and nonspecific allowances, which are based on the factors noted in the prior sentence. While each subsidiary bank is responsible for the adequacy of its allowance, our independent loan review department is responsible for reviewing this evaluation for all of our subsidiary banks to ensure consistent methodology and overall adequacy for us.

     Although we believe that we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy and employment  could  result  in  increased  levels  of  nonperforming  assets  and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The bank regulatory agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

     Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price.

Results of Operations

     Performance Summary. Net earnings for 2003 were $35.3 million, an increase of $1.4 million, or 3.98% over net earnings for 2002 of $34.0 million. Net earnings for 2001 were $29.4 million. The increase in net earnings for 2003 over 2002 was primarily attributable to growth in noninterest income and a decline in the provision for loan losses. The increase in net earnings for 2002 over 2001 was primarily attributable to an increase in net interest income resulting primarily from the growth in average earning assets and an overall improved net interest margin. The improvement in loan loss provision experienced in 2003 over 2002 was due to decreases in net charge-offs and nonperforming loans.

     On a basic net earnings per share basis, net earnings were $2.28 for 2003 as compared to $2.20 for 2002 and $1.91 for 2001. Return on average assets was 1.75% for 2003 as compared to 1.78% for 2002 and 1.62% for 2001. Return on average equity was 14.40% for 2003 as compared to 14.97% for 2002 and 14.35% for 2001.

     The implementation of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") affect our 2003 and 2002 net earnings and basic and diluted earnings per share as compared to 2001 amounts. SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addressed the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 also addressed the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provided that intangible assets with finite useful lives continue to be amortized and that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested annually for impairment. SFAS No. 142 was effective January 1, 2002; however, acquired goodwill and intangible assets recorded in the acquisition of City Bancshares, Inc. were subject immediately to its provisions.

     On January 1, 2002, goodwill amounting to $23,765,896 was not subject to further amortization as a result of SFAS No. 142. We conducted our required goodwill impairment test in 2003 and 2002, with no reduction of recorded goodwill resulting from the test. A reconciliation adjusting comparative net earnings and earnings per share for the year ended December 31, 2001, to show the effect of no longer amortizing our goodwill, follows:

    Reported net earnings                                  $ 29,354,505
   Add back: goodwill amortization
     Goodwill amortization, before income tax                 1,641,367
     Income tax benefit                                        (420,000)
                                                           ------------
   Adjusted net earnings                                   $ 30,575,872
                                                           ============

   Basic earnings per share:
     Reported net earnings                                 $       1.91
     Goodwill amortization, net of income tax benefit              0.08
                                                           ------------
   Adjusted net earnings                                   $       1.99
                                                           ============

   Earnings per share, assuming dilution:
     Reported net earnings                                 $       1.90
     Goodwill amortization, net of income tax benefit              0.08
                                                           ------------
   Adjusted net earnings                                   $       1.98
                                                           ============

     On July 3, 2001, we acquired City Bancshares, Inc. and its subsidiary City National Bank, Mineral Wells, Texas for $16.5 million in cash. The results of City National Bank are included in our consolidated financial statements beginning July 1, 2001 and may to some extent affect the comparisons to the prior period amounts and 2003 and 2002 operating results which include full years of City National Bank's operations.

     Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $82.3 million in 2003 as compared to $83.6 million in 2002 and $74.2 million in 2001. The decrease in 2003 compared to 2002 was the result of declining net interest spreads offset by increases in volume of earning assets. In 2002, the increase over 2001 was primarily due to the growth in the volume of earning assets and an improved net interest spread. Average earning assets were $1.856 billion in 2003, as compared to $1.748 billion in 2002 and $1.653 billion in 2001. The 2003 increase in average earning assets is attributable to a larger volume of investment securities we held, which increased $118.1 million, and a larger volume of loans we made, which increased $4.1 million. These increases were partially offset by a $14.4 million decrease in the 2003 average of short-term investments, which consist primarily of federal funds sold. The 2002 increase in average earning assets was attributable to higher average investment securities we held, which increased $72.3 million, and higher average loans we made, which increased $44.5 million. Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and rate.

     Table 1 -- Changes in Interest Income and Interest Expense (in thousands):


                                               2003 Compared to 2002                   2002 Compared to 2001
                                         ------------------------------------   ------------------------------------
                                        Change Attributable to                  Change Attributable to
                                         ---------------------        Total     -----------------------      Total
                                          Volume        Rate         Change       Volume         Rate        Change
                                         --------     --------     ----------   -----------    --------     --------
Short-term investments.................  $   (239)    $   (241)    $     (480)  $      (905)   $ (1,359)    $ (2,264)
Taxable investment securities..........     4,907       (8,234)        (3,327)        3,394      (3,094)         300
Tax-exempt investment securities (1)...     1,925         (325)         1,600         1,032         241        1,273
Loans (1)..............................       277       (6,599)        (6,322)        3,690     (14,065)     (10,375)
                                         --------     --------     ----------   -----------    --------     --------
    Interest income....................     6,870      (15,399)        (8,529)        7,211     (18,277)     (11,066)


Interest-bearing deposits..............       943       (8,063)        (7,120)        1,169     (21,052)     (19,883)
Short-term borrowings..................       (59)         (70)          (129)          (26)       (545)        (571)
                                         --------     --------     ----------   -----------    --------     --------
    Interest expense...................       884       (8,133)        (7,249)        1,143     (21,597)     (20,454)
                                         --------     --------     ----------   -----------    --------     --------
    Net interest income (expense)        $  5,986     $ (7,266)    $   (1,280)  $     6,068    $  3,320     $  9,388
                                         ========     ========     ==========   ===========    ========     ========

------------------
(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

     The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2001 through 2003. As the prime rate declined from 4.75% to 4.00% in 2003, we repriced our earning assets correspondingly as the market required but were unable to reduce interest bearing deposits by the same amounts as some deposits had previously been reduced to the lowest rates we believed the market could bear. This change resulted in a lower net interest margin. In 2002, we repriced our interest bearing deposits more than our earning assets as we had repriced earning assets in 2001 in advance of changes to rates of interest bearing deposits. This repricing improved our net margin in 2002 over 2001.

     Table 2 -- Average Balances and Average Yields and Rates (in thousands, except percentages):


                                            2003                         2002                         2001
                                 -------------------------    -------------------------    -------------------------
                                  Average   Income/  Yield/    Average   Income/  Yield/    Average   Income/  Yield/
                                  Balance   Expense   Rate     Balance   Expense   Rate     Balance   Expense   Rate
                                 ---------- --------  ----    ---------- --------  ----    ---------- --------  ----
Assets
  Short-term investments.....    $   42,643 $    467  1.10%   $   57,030 $    947  1.66%   $   79,424 $  3,211  4.04%
  Taxable investment securities     688,178   29,143  4.23       597,830   32,470  5.43       540,771   32,170  5.95
  Tax-exempt investment
   securities (1)............       178,541   12,075  6.76       150,824   10,475  6.95       135,620    9,202  6.79
  Loans (1)(2)...............       946,173   57,768  6.11       942,101   64,090  6.80       897,616   74,465  8.30
                                 ---------- --------          ---------- --------          ---------- --------
   Total earning assets......     1,855,535   99,453  5.36     1,747,785  107,982  6.18     1,653,431  119,048  7.20
  Cash and due from banks....        88,518                       81,016                       80,032
  Bank premises and equipment        41,866                       41,195                       40,903
  Other assets...............        21,825                       24,458                       17,693
  Goodwill, net..............        23,866                       24,644                       29,178
  Allowance for loan losses..       (11,425)                     (11,099)                     (10,107)
                                 ----------                   ----------                   ----------
   Total assets..............    $2,020,185                   $1,907,999                   $1,811,130
                                 ==========                   ==========                   ==========
Liabilities and Shareholders'
Equity
  Interest-bearing deposits..    $1,308,485 $ 16,968  1.30%   $1,259,158 $ 24,088  1.91%   $1,226,560 $ 43,971  3.58%
  Short-term borrowings......        19,615      163  0.83        24,628      292  1.19        25,392      863  3.40
                                 ---------- --------          ---------- --------          ---------- --------
   Total interest-bearing
   liabilities...............     1,328,100   17,131  1.29     1,283,786   24,380  1.90     1,251,952   44,834  3.58
                                            --------                     --------                     --------
  Noninterest-bearing deposits      430,747                      385,012                      339,800
  Other liabilities..........        16,210                       12,433                       14,861
                                 ----------                   ----------                   ----------
   Total liabilities.........     1,775,057                    1,681,231                    1,606,613
Shareholders' equity.........       245,128                      226,768                      204,517
                                 ----------                   ----------                   ----------
  Total liabilities and
   shareholders' equity......    $2,020,185                   $1,907,999                   $1,811,130
                                 ==========                   ==========                   ==========
Net interest income..........               $ 82,322                     $ 83,602                     $ 74,214
                                            ========                     ========                     ========
Rate Analysis:
  Interest income/earning
  assets.....................                         5.36%                        6.18%                        7.20%
  Interest expense/earning
  assets.....................                         0.92                         1.40                         2.71
                                                      ----                         ----                         ----
   Net yield on earning assets                        4.44%                        4.78%                        4.49%
                                                      ====                         ====                         ====

---------------
(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans.

     Noninterest Income. Noninterest income for 2003 was $34.1 million, an increase of $4.0 million, or 13.2%, as compared to 2002. The increase resulted primarily from (1) an increase in real estate mortgage fees of $1.1 million from a continued high volume of mortgage originations and refinancing transactions generated by low mortgage rates; (2) an increase in the gain from sale of student loans of $1.1 million resulting from increased fees received from the sale, (3) an increase in the gain on sale of other real estate of $736 thousand, primarily from the sale of two properties, (4) an increase of $415 thousand in ATM transaction fees which reflects our effort to increase the cardholder base and the usage of check cards; and (5) an increase of $176 thousand in check printing fees.

     Noninterest income for 2002 was $30.1 million, an increase of $2.0 million, or 6.9%, as compared to 2001. The increase resulted primarily from (1) an increase in service fees on deposit accounts of $692 thousand which reflects growth in number of accounts and transactions processed; (2) an increase in real estate mortgage fees of $248 thousand which reflects a continued high volume of mortgage originations and refinancing transactions generated by low mortgage rates; (3) an increase of $429 thousand in ATM transaction fees which reflects our effort to increase the cardholder base and the usage of check cards; and (4) $735 thousand in check printing fees that, in periods prior to 2002, were recorded as a reduction in printing and supplies expense. The change in classification for check printing fees was made in response to a change in bank regulatory financial reporting guidelines.

     Table 3 provides comparisons for other categories of noninterest income.

     Table 3 -- Noninterest Income (in thousands):


                                                     Increase                Increase
                                           2003     (Decrease)     2002     (Decrease)     2001
                                         -------     --------    --------    --------    --------
Trust department income .............    $ 6,018     $    182    $  5,836    $    (55)   $  5,891
Service fees on deposit accounts ....     15,747          312      15,435         692      14,743
Real estate mortgage fees ...........      2,923        1,065       1,858         248       1,610
Net gain on sale of student loans ...      1,896        1,113         783         185         598
Net gain on sale of other real estate        743          736           7           1           6
Net gain on securities transactions .         25            9          16         (52)         68
ATM fees ............................      2,785          415       2,370         429       1,941
Other:
  Mastercard fees ...................        751         (229)        980          26         954
  Check printing fees ...............        911          176         735         735           -
  Miscellaneous income ..............        871          376         495        (303)        798
  Safe deposit rental fees ..........        396           (7)        403           9         394
  Exchange fees .....................        184          (12)        196          11         185
  Credit life fees ..................        130          (70)        200         (16)        216
  Data processing fees ..............        249            4         245         (16)        261
  Brokerage commissions .............        311          (29)        340          46         294
  Interest on loan recoveries .......        169          (61)        230          12         218
                                         -------     --------    --------    --------    --------
     Total other ....................      3,972          148       3,824         504       3,320
                                         -------     --------    --------    --------    --------

   Total Noninterest Income ..........   $34,109     $  3,980    $ 30,129    $  1,952    $ 28,177
                                         =======     ========    ========    ========    ========

     Noninterest Expense. Total noninterest expense for 2003 was $61.2 million, an increase of $2.1 million, or 3.5%, as compared to 2002. Noninterest expense for 2002 amounted to $59.1 million, an increase of $4.0 million or 7.3% as compared to 2001. An important measure in determining whether a banking company effectively managed noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Our efficiency ratio for 2003 was 52.52% compared to 51.96% for 2002, and 53.82% for 2001.

     Salaries and employee benefits for 2003 totaled $33.3 million, an increase of $1.4 million, or 4.2%, as compared to 2002. Salaries for 2003 were up $1.5 million with the increase attributable to normal pay increases and a higher number of full time equivalent employees. Medical and other benefits increased $688 thousand in 2003 over 2002 due primarily to adverse claims experience in the Company's self insured health plan. Profit sharing expense for 2003 decreased $1.2 million, as compared to the prior year due to the decreased percentage increase in net income for 2003 over 2002. Pension expense for 2003 increased $196 thousand or 16.7% over 2002 due primarily from the increased amortization of unrecognized net loss on return on plan assets. In 2002, we lowered the expected long-term rate of return on pension plan assets from 8.5% to 6.5%, but reinstated the long-term rate to 8.5% during 2003 to the level we believe is representative of expected long-term rates for the assets in our portfolio. Effective January 1, 2004, we froze our pension plan whereby no additional service costs will accrue in the future (unless the pension plan is reinstated). Under current generally accepted accounting principles and utilizing current assumptions, we do not expect any significant pension costs in 2004 and beyond as a result of this action. We replaced the costs of our frozen pension plan with a matching of employee salary deferrals into the 401(k) plan. Effective January 1, 2004, we will match a maximum of 4% on employee deferrals of 5% of their respective employee compensation.

     Net occupancy expense and equipment expense for 2003 was virtually unchanged from the prior year. Intangible asset amortization resulting from the core deposit intangible from the Mineral Wells acquisition was the same for 2003 and 2002. Other professional and service fees increased by $340 thousand in 2003 as compared to 2002 primarily as a result of a consulting agreement with Mr. Ken Murphy, the chairman of our board of directors and fees paid for information technology consulting.

     Salaries and employee benefits for 2002 totaled $32.0 million, an increase of $3.3 million, or 11.5%, as compared to 2001. Salaries for 2002 were up $1.6 million with the increase attributable to normal pay increases, a higher number of full time equivalent employees and higher performance incentive payments. Profit sharing and pension expenses for 2002 increased $823 thousand and $549 thousand, respectively, as compared to the prior year. The higher profit sharing expense related to our 2002 increase in net earnings. Net occupancy expense for 2002 was virtually unchanged from the prior year and equipment expense was up $343 thousand over the 2001 amount. The higher equipment expense resulted primarily from higher depreciation and higher repairs and maintenance expense as compared to 2001. Intangible asset amortization for 2002 decreased $1.5 million and resulted primarily from the change in accounting principle that became effective January 1, 2002 and which eliminated the amortization of goodwill. Printing, stationery and supplies expense for 2002 increased $391 thousand over the prior year amount. The increase for 2002 was due to $735 thousand in check printing fees being included in noninterest income for 2002 versus a reduction in printing expense in prior years. ATM expense for 2002 was $266 thousand higher than the 2001 amount and reflects increased customer usage in 2002.

     Table 4 -- Noninterest Expense (in thousands):


                                                                    Increase                 Increase
                                                      2003         (Decrease)     2002      (Decrease)        2001
                                                  ------------      --------   ----------   ----------     ----------
Salaries.....................................     $     25,472      $  1,488   $   23,984   $    1,604     $   22,380
Medical and other benefits...................            2,985           688        2,297          180          2,117
Profit sharing...............................            1,473       (1,208)        2,681          823          1,858
Pension......................................            1,369           196        1,173          549            624
Payroll taxes................................            2,050           192        1,858          152          1,706
                                                  ------------      --------   ----------   ----------     ----------
  Total salaries and employee benefits.......           33,349         1,356       31,993        3,308         28,685

Net occupancy expense........................            3,941            32        3,909          (87)         3,996
Equipment expense............................            4,869            68        4,801          343          4,458
Intangible amortization......................              135             -          135       (1,506)         1,641

Other:
  Data processing and operation fees.........            1,040          (38)        1,078          (38)         1,116
  Postage....................................            1,118            24        1,094          (80)         1,174
  Printing, stationery and supplies..........            1,431          (44)        1,475          391          1,084
  Advertising................................            1,186            17        1,169           64          1,105
  Correspondent bank service charges.........            1,501            10        1,491          162          1,329
  ATM expense................................            1,515           154        1,361          266          1,095
  Credit card fees...........................              506         (190)          696           27            669
  Telephone..................................              883            13          870           (8)           878
  Public relations and business development..              792            34          758           43            715
  Directors' fees............................              596            80          516           30            486
  Audit and accounting fees..................              890           105          785           39            746
  Legal fees.................................              426            43          383           50            333
  Other professional and service fees........            1,136           340          796          (37)           833
  Regulatory exam fees.......................              535             9          526           83            443
  Travel.....................................              298          (13)          311            7            304
  Courier expense............................              803           127          676          127            549
  Operational and other losses...............              542         (201)          743          203            540
  Other miscellaneous expense................            3,662           146        3,516          623          2,893
                                                  ------------      --------   ----------   ----------     ----------
     Total other.............................           18,860           616       18,244        1,952         16,292
                                                  ------------      --------   ----------   ----------     ----------
Total Noninterest Expense....................     $     61,154      $  2,072   $   59,082   $    4,010     $   55,072
                                                  ============      ========   ==========   ==========     ==========


     Income Taxes. Income tax expense was $14.6 million for 2003 as compared to $14.6 million for 2002 and $12.8 million for 2001. Our effective tax rates on pretax income were 29.3%, 30.1% and 30.4%, respectively, for the years 2003, 2002 and 2001. The slight decrease in the effective rate in 2003 was due to deductibility of dividends paid to our employee stock ownership plan that was implemented effective July 1, 2003.

Balance Sheet Review

     Loans. Our portfolio is comprised of loans made to businesses, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate mortgage loans.

As of December 31, 2003, total loans were $987.5 million, an increase of $23.5 million, as compared to December 31, 2002. As compared to year-end 2002, real estate loans increased $37.4 million and commercial, financial and agriculture loans increased $22.1 million. Consumer loans as of year-end 2003 decreased $36.0 million as compared to 2002 due primarily to increased competition from zero/low interest rates on automobile loans. Loans averaged $946.2 million during 2003, an increase of $4.1 million over the prior year average.

     Table 5 -- Composition of Loans (in thousands):


                                                                        December 31,
                                              ------------------------------------------------------------------
                                                  2003          2002          2001          2000         1999
                                              ----------     ----------    ---------     ---------     ---------
Commercial, financial and agricultural.....   $  333,840     $  311,743    $ 312,053     $ 295,032     $ 297,966
Real estate-- construction.................       77,834         50,911       47,173        40,610        43,039
Real estate-- mortgage.....................      385,770        375,256      350,382       290,920       208,895
Consumer, net of unearned income...........      190,079        226,130      230,523       232,709       247,375
                                              ----------     ----------    ---------     ---------     ---------
                                              $  987,523     $  964,040    $ 940,131     $ 859,271     $ 797,275
                                              ==========     ==========    =========     =========     =========


     Table 6 -- Maturity Distribution and Interest Sensitivity of Loans at December 31, 2003 (in thousands):

     The following tables summarize maturity and yield information for the commercial, financial, and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2003:


                                                                After One
                                                                  Year
                                              One Year           Through          After Five
                                               or less          Five Years          Years              Total
                                            -------------     -------------      -----------         ---------
Commercial, financial, and agricultural     $     228,307     $      84,600      $    20,933         $ 333,840
Real estate-- construction...........              60,234            14,524            3,076            77,834
                                            -------------     -------------      -----------         ---------
                                            $     288,541     $      99,124      $    24,009         $ 411,674
                                            =============     =============      ===========         =========


                                                              Maturities
                                                            After One Year
                                                              ---------
     Loans with fixed interest rates....................     $   62,754
     Loans with floating or adjustable interest rates...
                                                                 60,379
                                                              ---------
                                                              $ 123,133

     Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which consist of nonperforming loans and foreclosed assets, were $3.2 million at December 31, 2003, as compared to $4.3 million at December 31, 2002 and $4.8 million at December 31, 2001. As a percent of loans and foreclosed assets, nonperforming assets were 0.32% at December 31, 2003, as compared to 0.44% at December 31, 2002 and 0.51% at December 31, 2001. We consider the level of nonperforming assets to be manageable and are not aware of any material classified credit not properly disclosed as nonperforming at December 31, 2003.

Table 7 -- Nonperforming Assets (in thousands, except percentages):


                                                                              At December 31,
                                                      --------------------------------------------------------------
                                                        2003        2002          2001          2000          1999
                                                      --------   ----------    ----------   ----------     ---------
Nonaccrual loans.............................         $  1,690   $    3,716    $    3,727   $    3,512     $   1,389
Loans still accruing and past due 90 days or
more.........................................               61           14            66           34            63
Restructured loans...........................                -            -             -            -             -
                                                      --------   ----------    ----------   ----------     ---------
     Nonperforming loans.....................            1,751        3,730         3,793        3,546         1,452
Foreclosed assets............................            1,420          536         1,031          546           637
                                                      --------   ----------    ----------   ----------     ---------
     Total nonperforming assets..............         $  3,171   $    4,266    $    4,824   $    4,092     $   2,089
                                                      ========   ==========    ==========   ==========     =========
As a % of loans and foreclosed assets........            0.32%        0.44%         0.51%        0.48%         0.26%


     We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are doubtful, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $46,000, $111,000 and $136,000 during the years ended December 31, 2003, 2002, and 2001, respectively, of which approximately $4,000, $2,000 and $9,000 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2003, 2002, and 2001, respectively, such income would have approximated $207,000, $317,000 and $399,000.

     Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to provide for losses on loans that we deem are uncollectible. We determine the allowance and the required provision expense by reviewing general loss experiences and the performances of specific credits. The provision for loan losses was $1.2 million for 2003 as compared to $2.4 million for 2002 and $2.0 million for 2001. As a percent of average loans, net loan charge-offs were 0.09% during 2003, 0.19% during 2002 and 0.18% during 2001. The allowance for loan losses as a percent of loans was 1.17% as of December 31, 2003, as compared to 1.16% as of December 31, 2002. A key indicator of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans, which consist of nonaccrual loans, loans past due 90 days, and restructured loans. This ratio for the past five years is disclosed in Table 7. Table 9 provides an allocation of the allowance for loan losses based on loan type and the percent of total loans that each major loan type represents. Other than the loan types presented in Table 9, we had no loan concentration at December 31, 2003 that represented more than 10% of total loans.

     Although we believe that we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy and employment  could  result  in  increased  levels  of  nonperforming  assets  and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

     Table 8 -- Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):


                                                          2003        2002        2001         2000          1999
                                                       ---------   ---------    ---------    ---------     ---------
Balance at January 1,..............................    $  11,219   $  10,602    $   9,888    $   8,938     $   8,988
Allowance established from purchase acquisitions...            -           -          407            -             -
                                                       ---------   ---------    ---------    ---------     ---------
                                                          11,219      10,602       10,295        8,938         8,988
Charge-offs:
  Commercial, financial and agricultural...........          990       1,116        1,094          950         1,038
  Consumer.........................................        1,186       1,471        1,498        1,998         2,747
  All other........................................            1           -           33           45            36
                                                       ---------   ---------    ---------    ---------     ---------
Total charge-offs..................................        2,177       2,587        2,625        2,993         3,821

Recoveries:
  Commercial, financial and agricultural...........          867         288          269          391           632
  Consumer.........................................          482         535          688          855           936
  All other........................................            7          11           11          299           172
                                                       ---------   ---------    ---------    ---------     ---------
Total recoveries...................................        1,356         834          968        1,545         1,740
                                                       ---------   ---------    ---------    ---------     ---------

Net charge-offs....................................          821       1,753        1,657        1,448         2,081
Provision for loan losses..........................        1,178       2,370        1,964        2,398         2,031
                                                       ---------   ---------    ---------    ---------     ---------
Balance at December 31,............................    $  11,576   $  11,219    $  10,602    $   9,888     $   8,938
                                                       =========   =========    =========    =========     =========

Loans at year-end..................................    $ 987,523   $ 964,040    $ 940,131    $ 859,271     $ 797,275
Average loans......................................      946,173     942,101      897,616      817,603       779,283

Net charge-offs/average loans......................        0.09%       0.19%        0.18%        0.18%         0.27%
Allowance for loan losses/year-end loans...........        1.17        1.16         1.13         1.15          1.12
Allowance for loan losses/nonperforming loans......      661.10      300.78       279.51       278.85        615.55



Table 9 -- Allocation of Allowance for Loan Losses (in thousands):


                                                       2003         2002         2001          2000          1999
                                                   -----------   ---------    ---------     ---------      ----------
                                                   Allocation   Allocation    Allocation    Allocation    Allocation
                                                     Amount       Amount        Amount        Amount        Amount
                                                   -----------   ---------    ---------     ---------      ----------
Commercial, financial and agricultural........     $     5,293   $   3,628    $   4,966     $   3,394      $    3,340
Real estate-- construction....................             669         592          415           468             483
Real estate-- mortgage........................           3,754       4,368        2,710         3,348           2,342
Consumer......................................           1,860       2,631        2,511         2,678           2,773
                                                   -----------   ---------    ---------     ---------      ----------
    Total.....................................     $    11,576   $  11,219    $  10,602     $   9,888      $    8,938
                                                   ===========   =========    =========     =========      ==========


     Percent of Total Loans:
                                                             2003         2002        2001        2000        1999
                                                             -----        -----       -----       -----       -----
Commercial, financial and agricultural................       33.81%       32.34%      33.19%      34.33%      37.37%
Real estate-- construction............................        7.88         5.28        5.02        4.73        5.40
Real estate-- mortgage................................       39.06        38.93       37.27       33.86       26.20
Consumer, net of unearned income......................       19.25        23.45       24.52       27.08       31.03



     Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming asset table. Also included in classified loans are certain other loans that are deemed to be potential problems. Potential problem loans are those loans that are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $1.7 million as of December 31, 2003.

     Investment Securities. Investment securities totaled $910.3 million as of December 31, 2003, as compared to $772.3 million at December 31, 2002 and $721.7 million at December 31, 2001. At December 31, 2003, securities with an amortized cost of $131.3 million were classified as securities held-to-maturity and securities with a market value of $779.0 million were classified as securities available-for-sale. As compared to December 31, 2002, the overall portfolio at

December 31, 2003, reflected (1) an increase of $54.7 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies; (2) an increase of $55.7 million in tax-exempt obligations of states and political subdivisions; (3) a $12.7 million decrease in corporate bonds and other securities; and (4) a $40.5 million increase in mortgage-backed securities. As compared to December 31, 2001, the portfolio at December 31, 2002 reflected (1) an increase of $14.8 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies; (2) an increase of $12.8 million in tax-exempt obligations of states and political subdivisions; (3) a $4.2 million decrease in corporate bonds and other securities; and (4) a $27.2 million increase in mortgage-backed securities. The overall portfolio yield of 4.9% at the end of 2003 was down from the prior year-end yield of 5.6% due to lower average interest rates. We did not hold any high risk collateralized mortgage obligations or structured notes as of December 31, 2003. See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2003 and 2002.

     Table 10 -- Composition of Investment Securities (dollars in thousands):


                                                                At December 31,
                               -----------------------------------------------------------------------------------
                                        2003                          2002                          2001
                               -----------------------      ------------------------      ------------------------
                              Amortized                     Amortized                     Amortized
    Held-to-Maturity:            Cost        Fair Value        Cost        Fair Value        Cost        Fair Value
    ----------------           --------       --------      ---------      ---------      ---------      ---------
U.S. Treasury securities
  and obligations of U.S.
  government sponsored-
  enterprises and agencies     $  78,224      $  82,405      $ 110,939      $ 117,808      $ 172,880      $ 177,872
Obligations of states and
  political subdivisions..        43,325         45,885         60,836         64,050         75,959         77,495
Corporate bonds...........           503            545            499            540            498            512
Mortgage-backed securities         9,274          9,759         28,176         29,464         41,333         42,687
Other securities..........             -              -              -              -              4              4
                                --------       --------      ---------      ---------      ---------      ---------
                                $131,326       $138,594      $ 200,450      $ 211,862      $ 290,674      $ 298,570



                                                                At December 31,
                              -------------------------------------------------------------------------------------
                                        2003                          2002                          2001
                              -------------------------      ------------------------      ------------------------
                              Amortized                     Amortized                     Amortized
   Available-for-Sale:          Cost        Fair Value        Cost        Fair Value        Cost        Fair Value
   ------------------         ----------     ----------      ---------      ---------      ---------      ---------
U.S. Treasury securities
   and obligations of U.S.
   government sponsored-
   enterprises and agencies   $  253,515     $  259,000      $ 164,090      $ 171,619      $  93,151      $  94,919
Obligations of states and
   political subdivisions.       178,287        183,904        104,800        110,741         82,546         82,851
Corporate bonds...........        36,103         37,798         49,234         51,812         56,553         58,522
Mortgage-backed securities       291,809        291,481        228,490        232,106        189,421        191,720
Other securities..........         6,720          6,793          5,453          5,529          3,007          3,007
                              ----------     ----------      ---------      ---------      ---------      ---------
                                 766,434        778,976        552,067        571,807        424,678        431,019
                              ----------     ----------      ---------      ---------      ---------      ---------
                              $  897,760     $  917,570      $ 752,517      $ 783,669      $ 715,352      $ 729,589
                              ==========     ==========      =========      =========      =========      =========


     Table 11 -- Maturities and Yields of Investment Securities Held at December 31, 2003 (in thousands, except percentages):


                                                                      Maturing
                               ------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                   One Year          Through          Through            After
                                   or Less         Five Years        Ten Years         Ten Years          Total
                               --------------    --------------   --------------     -------------   --------------
Held-to-Maturity:               Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield   Amount   Yield
----------------               -------   ----    -------   ----   -------   ----     ------   ----   --------  ----
U.S. Treasury obligations..    $     -      -%   $     -      -%  $     -      -%    $    -      -%  $      -     -%
Obligations of U.S.
government
   sponsored-enterprises and
     agencies..............     25,760   5.73     52,464   5.67         -      -          -      -     78,224  5.69
Obligations of states and
   political subdivisions..     10,483   6.40     11,049   6.11    21,458   7.41        335   8.44     43,325  6.84
Corporate bonds and other
   securities..............          -      -        499   6.17         -      -          4      -        503  6.12

Mortgage-backed securities.        999   5.69      7,054   6.36     1,221   5.38          -      -      9,274  6.16
                               -------   ----    -------   ----   -------   ----     ------   ----   --------  ----
   Total...................    $37,242   5.92%   $71,066   5.81   $22,679   7.30%    $  339   8.44%  $131,326  6.10%
                               =======   ====    =======   ====   =======   ====     ======   ====   ========  ====



                                                                      Maturing
                               ------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                   One Year          Through          Through            After
                                   or Less         Five Years        Ten Years         Ten Years          Total
                               --------------    --------------   --------------     --------------   --------------
Available-for-Sale:            Amount   Yield    Amount   Yield    Amount   Yield     Amount  Yield    Amount   Yield
------------------             -------   ----   --------   ----   --------  ----     -------  -----   --------  ----
U.S. Treasury obligations..    $ 1,007   1.89%  $    100   1.62%  $      -     -%    $     -      -%  $  1,107  1.87%
Obligations of U.S.
government
sponsored-enterprises and
     agencies..............     24,095   4.52    233,798   3.70          -     -           -      -    257,893  3.78
Obligations of states and
   political subdivisions..      3,123   6.42     34,847   6.64     88,675  6.89      57,259   5.70    183,904  6.46
Corporate bonds and other
   securities..............     14,669   6.23     25,353   5.65          -     -       4,569   5.09     44,591  5.79
Mortgage-backed
securities............          17,998   3.59    161,209   4.07    112,195  4.37          79   4.25    291,481  4.16
                               -------   ----   --------   ----   --------  ----     -------   ----   --------  ----
   Total...................    $60,892   4.71%  $455,307   4.17%  $200,870  5.48%    $61,907   5.65%  $778,976  4.67%
                               =======   ====   ========   ====   ========  ====     =======   ====   ========  ====




                                                                      Maturing
                               ------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                   One Year          Through          Through            After
                                   or Less         Five Years        Ten Years         Ten Years          Total
                               --------------    --------------   --------------     -------------   --------------
Total Investment Securities:   Amount   Yield    Amount   Yield   Amount   Yield     Amount   Yield   Amount   Yield
---------------------------    -------   ----   --------   ----   --------  ----     ------   ----   --------  ----
U.S. Treasury obligations..    $ 1,007   1.89%  $    100   1.62%  $      -     -%    $    -      -%  $  1,107  1.87%
Obligations of U.S.
government
   sponsored-enterprises and
     agencies..............     49,855   5.15    286,262   4.06          -     -          -      -    336,117  4.22
Obligations of states and
   political subdivisions..     13,606   6.40     45,896   6.51    110,133  6.99     57,594   5.72    227,229  6.54
Corporate bonds and other
   securities..                 14,669   6.23     25,852   5.66          -     -      4,573   5.09     45,094  5.79
Mortgage-backed
securities............          18,997   3.70    168,263   4.17    113,416  4.38         79   4.25    300,755  4.22
                               -------   ----   --------   ----   --------  ----    -------   ----   --------  ----
   Total...................    $98,134   5.17%  $526,373   4.39%  $223,549  5.67%   $62,246   5.67%  $910,302  4.88%
                               =======   ====   ========   ====   ========  ====    =======   ====   ========  ====


All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages.

 Table 12 -- Disclosure of Investment Securities with Continuous Unrealized Loss

     The following table discloses, as of December 31, 2003, our investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):


                                      Less than 12 Months          12 Months or Longer               Total
                                     ---------------------        --------------------       -------------------
                                       Fair       Unrealized        Fair      Unrealized      Fair      Unrealized
                                       Value        Loss            Value        Loss         Value        Loss
                                     ---------     -------        --------      ------       --------    -------
U. S. Treasury securities
  and obligations of U.S.
  government sponsored-
  enterprises and agencies           $  45,904     $   640        $      -      $    -       $ 45,904    $   640
Obligations of state and
  political subdivisions                51,027       1,537               -           -         51,027      1,537
Mortgage-backed securities             145,394       2,166               -           -        145,394      2,166


We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 278. We do not believe these unrealized losses are "other than temporary" as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, (2) it is not probable that the Company will be unable to collect the amounts contractually due and (3) no decision to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates at December 31, 2003, in relation to previous rates in mid-2003. The duration of these investments is less than 5 years for all securities other than the municipal bonds, which is less than 15 years. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

     Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $1.796 billion as of December 31, 2003, as compared to $1.712 billion as of December 31, 2002 and $1.685 billion as of December 31, 2001. Table 13 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more.

     Table 13 -- Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):


                                                2003                        2002                       2001
                                     -----------------------       -----------------------     ----------------------
                                       Average        Average        Average        Average      Average       Average
                                       Balance          Rate         Balance          Rate       Balance         Rate
                                     -----------        ----       ----------         ----     ----------        ----
Noninterest-bearing deposits....     $   430,747           -       $  385,012            -     $  339,800           -
Interest-bearing deposits
   Interest-bearing checking....         306,259        0.38          315,688         0.71%       279,585        1.43%
   Savings and money market
     accounts...................         434,574        0.79          389,337         1.18        366,412        2.58
   Time deposits under $100,000.         340,384        2.20          371,970         3.11        384,576        5.30
   Time deposits of $100,000 or
     more.......................         227,268        2.15          182,163         3.13        195,987        5.19
                                     -----------        ----       ----------         ----     ----------        ----
   Total interest-bearing deposits     1,308,485        1.30%       1,259,158         1.91%     1,226,560        3.58%
                                     -----------                   ----------                  ----------
Total average deposits..........     $ 1,739,232                   $1,644,170                  $1,566,360
                                     ===========                   ==========                  ==========


                                                             December 31, 2003
                                                             -----------------
     Three months or less...............................         $    83,583
     Over three through six months......................              57,033
     Over six through twelve months.....................              53,328
     Over twelve months.................................              26,123
                                                                 -----------
       Total time deposits of $100,000 or more..........         $   220,067
                                                                 ===========

Capital Resources

     We calculate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

     By way of background, total shareholders' equity was $251.5 million, or 12.02% of total assets, at December 31, 2003, as compared to $238.8 million, or 11.98% of total assets, at December 31, 2002. During 2003, total shareholders' equity averaged $245.1 million, or 12.13% of average assets, as compared to $224.4 million, or 11.76% of average assets, during 2002.

     Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders' equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of December 31, 2003, our total risk-based and leverage ratios were 19.83% and 10.60%, respectively, as compared to total risk-based and leverage ratios of 19.47% and 10.51% as of December 31, 2002. We believe by all measurements our capital ratios remain well above regulatory minimums.

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

     Each of our subsidiary banks has an asset liability committee that monitors interest rate risk and compliance with investment policies as well as a holding company-wide committee that monitors the aggregate companies' interest rate risk and compliance with investment policies. Each subsidiary bank tracks interest rate risk by, among other things, interest-sensitivity gap and simulation analysis. Table 14 sets forth the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2003, and sets forth the repricing dates of our consolidated interest-earning assets and interest-bearing liabilities as of that date, as well as our projected consolidated interest rate sensitivity gap percentages for the periods presented. The table is based upon our estimates and assumptions as to when assets and liabilities will reprice in a changing interest rate environment. Assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on our consolidated net interest income.

     Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.

Table 14 -- Interest Sensitivity Analysis (in thousands, except percentages):


                                                                                                          December 31,
                                                                                                             2003
                                                                                                          Estimated
                              2004       2005       2006       2007       2008      Beyond      Total     Fair Value
                           ----------    --------  --------   --------   --------   -------- ----------    ---------
Loans:
Fixed rate loans......      $ 100,542    $ 58,555  $ 70,124   $ 73,124   $ 78,421   $ 65,756   $446,522     $453,513
   Average interest rate        6.60%       7.87%     7.22%      6.89%      6.57%      7.33%      7.01%
  Adjustable rate loans       505,511       4,095     9,473      9,308     11,653        961    541,001      541,001
   Average interest rate         4.57        6.18      5.96       6.44       5.94       5.49       4.67
Investment securities:
  Fixed rate securities        95,403     160,909   192,410     85,207     87,847    285,795    907,571      914,839
   Average interest rate         5.24        4.68      4.52       3.84       4.10       5.63       4.87
  Adjustable rate
  securities............        2,731           -         -          -          -          -      2,731        2,731
   Average interest rate         2.68           -         -          -          -          -       2.68
Other earning assets:
  Adjustable rate other         2,678          99         -          -          -          -      2,777        2,777
   Average interest rate         0.95        0.22         -          -          -          -       0.92
                           ----------    --------  --------   --------   --------   -------- ----------    ---------
 Total interest sensitive
  assets................      706,865     223,658   272,007    167,639    177,921    352,512  1,900,602    1,914,861
   Average interest rate        4.97%       5.54%     5.27%      5.32%      5.31%      5.95%      5.32%

Interest-bearing
Deposits:
  Fixed rate deposits.        475,531      32,013     7,667     11,341      6,786        309    533,647      536,208
   Average interest rate         1.71        3.18      3.14       4.23       3.25       2.66       1.89
  Adjustable rate
  deposits..............      790,050           -         -          -          -          -    790,050      790,050
   Average interest rate         0.58           -         -          -          -          -       0.59
Other interest-bearing
  liabilities:
  Adjustable rate other        28,975           -         -          -          -          -     28,975       28,975
   Average interest rate         1.12           -         -          -          -          -       1.12
                           ----------    --------  --------   --------   --------   -------- ----------    ---------
Total interest sensitive
  liabilities.........      1,294,556      32,013     7,667     11,341      6,786        309  1,352,672    1,355,233
   Average interest rate        1.01%       3.07%     3.14%      4.23%      3.25%      2.66%      1.11%

Interest sensitivity gap   $(587,691)    $191,645  $264,340   $156,298   $171,135   $352,203   $547,930     $559,628
  Cumulative interest
  sensitivity gap.....      (587,691)    (396,046) (131,706)    24,592    195,727    547,930
Ratio of interest
  sensitive assets to
  interest sensitive
  liabilities.........         54.69%
Cumulative ratio of
  interest sensitive
  assets to interest
  sensitive liabilities        54.69%      70.14%    90.11%    101.82%    114.46%    140.51%
Cumulative interest
  sensitivity gap as a
  percent of earning
  assets..............       (30.81)%    (20.84)%   (6.94)%      1.29%     10.29%     28.83%


     As of December 31, 2002, our 2003 interest-sensitivity gap was $(516.1) million and our 2003 ratio of interest sensitive assets to interest sensitive liabilities was 58.48%.

     We estimate that, as of December 31, 2003, an upward shift of interest rates by 150 basis points would result in a 1.8% increase in projected net interest income over the next twelve months, and a downward shift of interest rates by 100 basis points would result in a 3.7% reduction in projected net interest income over the next twelve months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. We also believe that it is unlikely that such changes would occur in a short time period. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Liquidity

     Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 15 and 16. Asset liquidity is provided by cash and assets, which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to sell securities under agreement to repurchase, which amounted to $29.0 million at December 31, 2003, and an unfunded $20.0 million line of credit established with a nonaffiliated bank which matures on June 30, 2004. We believe the line of credit will be renewed upon maturity. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.

     In addition, we anticipate that any future acquisition of financial institutions and expansion of branch locations could also place a demand on our cash resources. Available cash at our parent company which totaled $34.2 million at December 31, 2003, available dividends from subsidiary banks which totaled $14.5 million at December 31, 2003, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

     Table 15-- Contractual Obligations As of December 31, 2003 (in thousands):


                                                                         Payment Due by Period
                                                --------------------------------------------------------------------
                                                                Less than 1                                 Over 5
                                              Total Amounts         year          1-3 years  4-5 years       years
                                                ----------       ----------        -------    --------    ----------
Deposits..............................          $1,796,271       $1,735,953        $41,882    $ 18,127    $      309
Capital Leases........................                   -                -              -           -             -
Operating Leases......................               1,499              468            821         207             3
Outsourcing Service Contracts.........                 462              462              -           -             -
Long Term Debt........................                   -                -              -           -             -
Contributions to Pension Plan.........                 250               50            100         100             -
                                                ----------       ----------        -------    --------    ----------
    Total Contractual Obligations.....          $1,798,482       $1,736,933        $42,803    $ 18,434    $      312
                                                ==========       ==========        =======    ========    ==========


     Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets.

     Our exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for unfunded lines of credit, commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. We generally use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

     Unfunded lines of credit and commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, as we deem necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plan, and equipment and income-producing commercial properties.

     Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The average collateral value held on letters of credit usually exceeds the contract amount.

         Table 16 - Commitments As of December 31, 2003 (in thousands):

                                               Total Notional
                                                  Amounts        Less than 1                                 Over 5
                                                 Committed           year         1-3 years    4-5 years      years
                                                  --------         --------        -------     -------       -------
Unfunded lines of credit..............            $123,803         $120,445        $ 3,358     $     -       $     -
Unfunded commitments to extend credit.              62,092           56,313          1,421       2,491         1,867
Standby letters of credit.............               6,068            5,252            807           9             -
                                                  --------         --------        -------     -------       -------
   Total Commercial Commitments.......            $191,963         $182,010        $ 5,586     $ 2,500       $ 1,867
                                                  ========         ========        =======     =======       =======


     We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

     Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent solely on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At December 31, 2003, approximately $14.5 million was available for the payment of intercompany dividends by the subsidiary banks without the prior approval of regulatory agencies. Our subsidiary banks paid aggregate dividends of $34.6 million in 2003 and $26.6 million in 2002. Also at December 31, 2003, we had $20.0 million available under a line of credit with an unaffiliated financial institution.

     Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 50% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 53.1%, 49.1% and 48.9% of net earnings, respectively, in 2003, 2002 and 2001. Given our current strong capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

     The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2003 and 2002. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. All prices and per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends, including the five-for-four stock split in the form of a 25% stock dividend effective June 2, 2003 for shareholders of record on May 16, 2003.


                                                                                         2003
                                                                ----------------------------------------------------
                                                                    4th           3rd           2nd           1st
                                                                ----------    ----------   ----------     ----------
Summary Income Statement Information:
  Interest income                                               $   23,730    $   23,209   $   23,990     $   24,356
  Interest expense                                                   3,830         4,097        4,482          4,722
                                                                ----------    ----------   ----------     ----------
  Net interest income                                               19,900        19,112       19,508         19,634
  Provision for loan losses                                            208           233          226            511
                                                                ----------    ----------   ----------     ----------
  Net interest income after provision for loan losses               19,692        18,879       19,282         19,123
  Noninterest income                                                 7,669         8,836        9,513          8,066
  Net gain (loss) on securities transactions                             9            20           (4)             -
  Noninterest expense                                               15,622        14,905       15,521         15,106
                                                                ----------    ----------   ----------     ----------
  Earnings before income taxes                                      11,748        12,830       13,270         12,083
  Income tax expense                                                 3,228         3,716        4,049          3,633
                                                                ----------    ----------   ----------     ----------
  Net earnings                                                  $    8,520    $    9,114   $    9,221     $    8,450
                                                                ==========    ==========   ==========     ==========
Per Share Data:
  Net earnings per share, basic                                 $     0.55    $     0.59   $     0.60     $     0.55
  Net earnings per share, assuming dilution                           0.55          0.59         0.59           0.54
  Cash dividends declared                                             0.31          0.31         0.31           0.28
  Book value at period-end                                           16.25         16.10        16.24          15.54
Common stock sales price: (1)
  High                                                          $    43.89    $    41.02   $    33.28     $    32.34
  Low                                                                37.12         32.38        30.50          27.27
  Close                                                              41.12         36.96        33.46          28.40



                                                                                         2002
                                                                 ---------------------------------------------------
                                                                    4th           3rd           2nd           1st
                                                                 ----------    ---------    ---------      ---------
Summary Income Statement Information:
  Interest income                                                $   25,591    $  26,052    $   26,346     $  26,445
  Interest expense                                                    5,244        5,818         6,246         7,072
                                                                 ----------    ---------    ----------     ---------
  Net interest income                                                20,347       20,234        20,100        19,373
  Provision for loan losses                                             809          652           510           399
                                                                 ----------    ---------    ----------     ---------
  Net interest income after provision for loan losses                19,538       19,582        19,590        18,974
  Noninterest income                                                  7,954        7,792         7,245         6,975
  Net gain (loss) on securities transactions                              -           (3)           19             -
  Noninterest expense                                                15,247       14,903        14,677        14,256
                                                                 ----------    ---------    ----------     ---------
  Earnings before income taxes                                       12,245       12,468        12,177        11,693
  Income tax expense                                                  3,694        3,768         3,655         3,513
                                                                 ----------    ---------    ----------     ---------
  Net earnings                                                   $    8,551    $   8,700    $    8,522     $   8,180
                                                                 ==========    =========    ==========     =========
Per Share Data:
  Net earnings per share, basic                                  $     0.55    $    0.56    $     0.55     $    0.53
  Net earnings per share, assuming dilution                            0.55         0.56          0.55          0.53
  Cash dividends declared                                              0.28         0.28          0.28          0.24
  Book value at period-end                                            15.45        15.40         14.75         14.08
Common stock sales price: (1)
  High                                                           $    33.60    $   33.38    $    34.40     $   27.44
  Low                                                                 27.72        27.88         26.40         23.44
  Close                                                               30.40        29.15         33.47         26.57

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

     The executive committee of our board of directors, upon the recommendation of our audit committee, elected to appoint Ernst & Young LLP as our independent auditors, effective May 16, 2002. Prior to engaging the new independent auditors, we did not consult with Ernst & Young regarding any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.      CONTROLS AND PROCEDURES

     As  of  December  31,  2003,  we  carried  out  an  evaluation,  under  the supervision  and  with  the  participation  of  our  management,  including  our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

     A control system, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14 (c) and Rule 15d-14 (c) of the Securities Exchange Act of 1934 are effective.

     Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2004 annual meeting of shareholders.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from our 2004 proxy statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our 2004 proxy statement. The following chart gives aggregate information under our equity compensation plans as of December 31, 2003.


                                                                                         Number of Securities
                                                                                         Remaining Available
                                                                                         For Future Issuance
                                     Number of Securities                                    Under Equity
                                      To be Issued Upon          Weighted Average         Compensation Plans
                                         Exercise of             Exercise Price of      (Excluding Securities
                                     Outstanding Options,       Outstanding Options,          Reflected in
                                     Warrants and Rights        Warrants and Rights        Far Left Column)
                                            -------                    ------                    -------
Equity compensation plans
       approved by security holders         181,100                    $23.43                    553,687
Equity compensation plans not
       approved by security holders               -                         -                          -
                                            -------                                              -------
       Total                                181,100                    $23.43                    553,687
                                            =======                                              =======


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from our 2004 proxy statement.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is hereby incorporated by reference from our 2004 proxy statement.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

         (1)      Financial Statements -
                  Report of Independent Auditors
                  Report of Independent Public Accountants
                  Management's Report on Responsibility for the Financial
                   Statements
                  Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Earnings for the years ended
                   December 31, 2003, 2002 and 2001
                  Consolidated Statements of Comprehensive Earnings for the
                   years ended December 31, 2003, 2002 and 2001
                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001
                  Consolidated Statements of Cash Flows for the years ended
                   December 31, 2003, 2002 and 2001
                  Notes to the Consolidated Financial Statements

         (2)      Financial Statement Schedules -
                  These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

         (3)      Exhibits -
                  The information required by this Item 15(a)(3) is set forth in the Exhibit Index immediately following our signature pages. The exhibits listed herein will be furnished upon written request to J. Bruce Hildebrand, Executive Vice President, First Financial Bankshares, Inc., 400 Pine Street, Abilene, Texas 79601, and payment of a reasonable fee that will be limited to our reasonable expense in furnishing such exhibits.

(b) Reports on Form 8-K.

     On January 16, 2004, we furnished on Form 8-K our earnings release for the quarter and year ended December 31, 2003.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FIRST FINANCIAL BANKSHARES, INC.


     Date:  March 5, 2004    By: /s/ F. SCOTT DUESER
                                 -----------------------------------------------
                                 F. SCOTT DUESER
                                 President, Chief Executive Officer and Director

     The undersigned directors and officers of First Financial Bankshares, Inc. hereby constitute and appoint J. Bruce Hildebrand, with full power to act and with full power of substitution and resubstitution, our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and hereby ratify and confirm all that such attorney-in-fact or his substitute shall lawfully do or cause to be done by virtue hereof.

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


                        Name                                          Title                            Date
                        ----                                          -----                            ----
/s/ KENNETH T. MURPHY                                  Chairman of the Board and Director         March 5, 2004
-----------------------------------------------
               Kenneth T. Murphy

/s/ F. SCOTT DUESER                                    President, Chief Executive Officer         March 5, 2004
-----------------------------------------------                 and Director
                F. Scott Dueser                           (Principal Executive Officer)


/s/ J. BRUCE HILDEBRAND                                Executive Vice President and Chief         March 5, 2004
-----------------------------------------------                 Financial Officer
              J. Bruce Hildebrand                       (Principal Financial Officer and
                                                          Principal Accounting Officer)

/s/ JOSEPH E. CANON                                                 Director                      March 5, 2004
-----------------------------------------------
                Joseph E. Canon

/s/ MAC A. COALSON                                                  Director                      March 5, 2004
-----------------------------------------------
                 Mac A. Coalson

/s/ DAVID COPELAND                                                  Director                      March 5, 2004
-----------------------------------------------
                 David Copeland





                        Name                                          Title                            Date
                        ----                                          -----                            ----

/s/ DERRELL E. JOHNSON                                              Director                      March 5, 2004
-----------------------------------------------
               Derrell E. Johnson

/s/ KADE L. MATTHEWS                                                Director                      March 5, 2004
-----------------------------------------------
                Kade L. Matthews

/s/ RAYMOND A. MCDANIEL, JR.                                        Director                      March 5, 2004
-----------------------------------------------
            Raymond A. McDaniel, Jr.

/s/ BYNUM MIERS                                                     Director                      March 5, 2004
-----------------------------------------------
                  Bynum Miers

/s/ JAMES M. PARKER                                                 Director                      March 5, 2004
-----------------------------------------------
                James M. Parker

/s/ JACK D. RAMSEY                                                  Director                      March 5, 2004
-----------------------------------------------
                 Jack D. Ramsey

/s/ DIAN GRAVES STAI                                                Director                      March 5, 2004
-----------------------------------------------
                Dian Graves Stai

/s/ F. L. STEPHENS                                                  Director                      March 5, 2004
-----------------------------------------------
                 F. L. Stephens

/s/ JOHNNY TROTTER                                                  Director                      March 5, 2004
-----------------------------------------------
                 Johnny Trotter


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

          10.2            --    Revised  Deferred  Compensation  Agreement,  dated  December 28,  1995,  between the
                                Registrant  and Kenneth T. Murphy  (incorporated  by reference  from Exhbiit 10.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).

          10.3            --    Executive  Recognition  Plan  (incorporated  by  reference  from Exhibit 10.3 of the
                                Registrant's Form 10-K Annual Report for year ended December 31, 2002).

          10.4            --    Form of Executive  Recognition  Agreement  (incorporated  by reference  from Exhbiit
                                10.4 of the  Registrant's  Form 10-K Annual  Report for the year ended  December 31,
                                2002).

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
                                Registrant's Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of
                                Shareholders)

         *10.7            --    Revised  Consulting  Agreement  dated  January 1, 2004  between the  Registrant  and
                                Kenneth T. Murphy.

          16.1            --    Letter  regarding  Change in Certifying  Accountant  (incorporated by reference from
                                Exhibit 16.1 of the Registrant's Form 8-K filed on March 25, 2002).

         *21.1            --    Subsidiaries of the Registrant.

          24.1            --    Power of Attorney (included on signature page of this Form 10-K).

         *31.1            --    Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First
                                Financial Bankshares, Inc.

         *31.2            --    Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First
                                Financial Bankshares, Inc.

         *32.1             --    Section 1350  Certification of Chief Executive Officer of First Financial
                                Bankshares, Inc.

         *32.2             --    Section 1350 Certification of Chief Financial Officer of First Financial
                                Bankshares, Inc.

---------------
*Filed herewith


                                                                   Exhibit 10.7
                                                                   ------------

                              CONSULTING AGREEMENT



     This Consulting Agreement (the "Agreement") is made and entered into as of the 1st day of January, 2004 (the "Effective Date"), by and between FIRST FINANCIAL BANKSHARES, INC. (the "Company"), and KENNETH T. MURPHY ("Murphy").

                                   WITNESSETH:

     WHEREAS, following December 31, 2002, Murphy retired as an officer of the Company, and served in a Consulting capacity during the calendar year 2003; and

     WHEREAS, the Company recognizes the experience, leadership, knowledge and relationships of Murphy continue to be of great value to the Company and its Shareholders; and

     WHEREAS, the Company desires to retain Murphy's services as a consultant to: (i) participate in the identification and evaluation of prospects for acquisition or merger with the Company or a subsidiary of the Company; (ii) negotiate with potential sellers and recommend terms and conditions of such transaction(s); (iii) be accessible to the executive management of the Company for advice as to opportunities for growth and expansion, to review planning decisions, to build relationships and develop strategies which are intended to enhance the business interests of the Company for the benefit of its Shareholders (the "Services"); and

     WHEREAS, Murphy is willing to provide the Services to the Company; and

     WHEREAS, the parties desire to enter into this Agreement in a spirit of mutual respect, congeniality, and a desire to work together in harmony for the continued success of the Company;

     NOW, THEREFORE, for and in consideration of the premises and of the mutual representation, warranties, covenants and agreements contained herein, and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and upon the terms and subject to the conditions hereinafter set forth, the parties, intending to be legally bound, hereby agree as follows:

     1. Duties and Term of Consultancy. The Company hereby engages Murphy, and Murphy hereby accepts engagement, as a consultant to provide the Services as reasonably requested by the Company. The term of this Agreement shall commence on the Effective Date and continue for a period of twelve (12) months ending on December 31, 2004.

     2. Commitment of Time. No specific time requirement shall be a part of this Agreement. Rather, Murphy shall be reasonably available during the term of this Agreement, whether it be in his office or by telephone conference, to provide the Services as requested by the Company.

     3. Means to Perform Services. Murphy shall be provided the necessary means for the performance of the Services, including an office and secretarial support, use of the Company's aircraft for travel related to the provision of the Services, use of membership in Abilene Country Club, and membership(s) in appropriate state and national banking organizations as determined by the Company.

     4. Compensation for Services. As compensation for the Services rendered under this Agreement, the Company shall pay Murphy a fee of $8,333.33 per month, shall reimburse Murphy for his reasonable business expenses incurred in the provision of the Services, and shall convey the title of the 1998 Cadillac VIN #1G6KD54Y6WU734561 to Murphy as of February 1, 2004.

     5. Termination. Either party hereto may terminate this Agreement without cause upon thirty (30) days written notice to the other party. In the event of termination of this Agreement prior to December 31, 2004, the Company shall pay Murphy the amount earned through the date of termination. This Agreement and the obligations of the Company shall terminate in the event of the death of Murphy as of the date of death.

     IN WITNESS WHEREOF, the parties hereto have signed this Agreement to take effect as of January 1, 2004.

                                            FIRST FINANCIAL BANKSHARES, INC.


                                   By:   /s/ F. Scott Dueser
                                         -------------------

                                   Name: F. Scott Dueser

                                   Title: President and Chief Executive Officer

                                                                       "Company"



                                   /s/ Kenneth T. Murphy
                                   ---------------------
                                   KENNETH T. MURPHY

                                                                        "Murphy"

                                                                   Exhibit 21.1
                                                                   ------------

                           SUBSIDIARIES OF REGISTRANT

                                                                                        Percentage of Voting
         Names of Subsidiary                         Place of Organization                Securities Owned
         -------------------                         ---------------------                ----------------

First Financial Bankshares of Delaware, Inc.                  Delaware                           100%

First Financial Investments, Inc.                             Texas                              100%

First Technology Services, Inc.                               Texas                              100%**
Abilene, Texas

First Financial Trust & Asset Management                      Texas                              100%**
Company, National Association*
Abilene, Texas

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

Weatherford National Bank*                                    Texas                              100%**
Weatherford, Texas

First Financial Bank, National Association*                   Texas                              100%**
Southlake, Texas

City National Bank*                                           Texas                              100%**
Mineral Wells, Texas

*Federal charter.
**By First Financial Bankshares of Delaware, Inc.


All  subsidiaries  (other than First  Financial  Investments,  Inc. which, as of
December  31,  2003,  had  not  yet  begun   operations)  are  included  in  the
consolidated financial statements.

                                                                    Exhibit 31.1
                                                                    ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

     I, F. Scott Dueser, President and Chief Executive Officer of First Financial Bankshares, Inc., certify that:

     1. I have reviewed this Form 10-K of First Financial Bankshares, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. [Intentionally omitted];

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectives of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

Date:    March 5, 2004

By:      /s/ F. SCOTT DUESER
         --------------------------------------------
         F. Scott Dueser
         President and Chief Executive Officer

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

     1. I have reviewed this Form 10-K of First Financial Bankshares, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. [Intentionally omitted];

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectives of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

Date:    March 5, 2004

By:      /s/ J. Bruce Hildebrand
         -----------------------------------
         J. Bruce Hildebrand
         Executive Vice President and Chief Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the annual report on Form 10-K (the "Form 10-K") for the year ended December 31, 2003 of First Financial Bankshares, Inc.

I, F. Scott Dueser, the President and Chief Executive Officer of the Issuer certify that:

1. the Form 10-K  fully  complies  with the  requirements  of  section  13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

2. the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   March 5, 2004

                                            By:      /s/ F. SCOTT DUESER
                                                     ---------------------------
                                                     F. Scott Dueser
                                                     Chief Executive Officer


Subscribed and sworn to before me this 5th of March 2004.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2005

                                                                    Exhibit 32.2
                                                                    ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the annual report on Form 10-K (the "Form 10-K") for the year ended December 31, 2003 of First Financial Bankshares, Inc.

I, J. Bruce Hildebrand, the Executive Vice President and Chief Financial Officer of the Issuer certify that:

1. the Form 10-K  fully  complies  with the  requirements  of  section  13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

2. the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   March 5, 2004

                                            By:      /s/ J. Bruce Hildebrand
                                                     ---------------------------
                                                     J. Bruce Hildebrand
                                                     Chief Financial Officer


Subscribed and sworn to before me this 5th of March 2004.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2005

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of First Financial Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of First Financial Bankshares, Inc. and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated January 11, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of First Financial Bankshares, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 amounts included (a) agreeing the previously reported net income to the previously issued financial statements and the proforma adjustments to reported net income representing amortization expense including related tax effects recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of proforma adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.




                                                     Ernst & Young LLP

Dallas, Texas
January 16, 2004

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


Arthur Andersen  LLP

Dallas, Texas,
January 11, 2002







NOTE: THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, WHICH CEASED OPERATIONS. THIS REPORT ADDRESSES CERTAIN FINANCIAL STATEMENTS FOR PERIODS THAT ARE NOT OTHERWISE REQUIRED TO BE INCLUDED IN THIS FORM 10-K.

       MANAGEMENT'S REPORT ON RESPONSIBILITY FOR THE FINANCIAL STATEMENTS



The Management of First Financial Bankshares, Inc. and subsidiaries is responsible for the preparation, integrity, and fair presentation of its annual consolidated financial statements as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by Management. Management has also prepared the other information included in this Annual Report and is responsible for its accuracy and consistency with the consolidated financial statements.

The annual consolidated financial statements as of and for the years ended December 31, 2003 and 2002 have been audited by Ernst & Young LLP, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the Board of Directors. Management believes that all representations made to Ernst & Young LLP during the audit were valid and appropriate.

The annual consolidated financial statements for the year ended December 31, 2001, were audited by Arthur Andersen LLP, who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the Board of Directors. Management believes that all representations made to Arthur Andersen LLP during the audits were valid and appropriate. Arthur Andersen LLP subsequently ceased operations.



F. Scott Dueser                              J. Bruce Hildebrand
President and Chief Executive Officer        Executive Vice President
                                             and Chief Financial Officer

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002


                            ASSETS                                                     2003               2002
                            ------                                                --------------    --------------

CASH AND DUE FROM BANKS                                                          $   111,940,573   $   108,436,645

FEDERAL FUNDS SOLD                                                                     1,900,000        70,000,000
                                                                                  --------------    --------------

                  Total cash and cash equivalents                                    113,840,573       178,436,645

INTEREST-BEARING DEPOSITS IN BANKS                                                       876,839         2,324,425

INVESTMENT SECURITIES:
    Securities held-to-maturity (fair value of $138,594,081 in
         2003 and $211,862,151 in 2002)                                              131,326,111       200,449,784
    Securities available-for-sale, at fair value                                     778,976,003       571,806,629
                                                                                  --------------    --------------

                  Total investment securities                                        910,302,114       772,256,413

LOANS                                                                                987,523,103       964,039,773
    Less- allowance for loan losses                                                   11,576,299        11,218,729
                                                                                  --------------    --------------

                  Net loans                                                          975,946,804       952,821,044

BANK PREMISES AND EQUIPMENT, net                                                      43,902,112        40,605,401

INTANGIBLE ASSETS                                                                     24,717,671        24,870,788

OTHER ASSETS                                                                          22,985,321        21,868,220
                                                                                  --------------    --------------

                  Total assets                                                    $2,092,571,434    $1,993,182,936
                                                                                  ==============    ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

NONINTEREST-BEARING DEPOSITS                                                      $  472,574,590    $  425,473,353

INTEREST-BEARING DEPOSITS                                                          1,323,696,580     1,286,088,863
                                                                                  --------------    --------------

                  Total deposits                                                   1,796,271,170     1,711,562,216

DIVIDENDS PAYABLE                                                                      4,798,948         4,327,374

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                        28,975,167        26,708,994

OTHER LIABILITIES                                                                     11,039,392        11,816,707
                                                                                  --------------    --------------

                  Total liabilities                                                1,841,084,677     1,754,415,291
                                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, $10 par value; authorized 20,000,000 shares;
        15,480,679 and 12,364,201 issued and outstanding at
        December 31, 2003 and 2002, respectively                                     154,806,790       123,642,010
    Capital surplus                                                                   58,253,180        58,087,687
    Retained earnings                                                                 31,276,464        45,647,522
    Accumulated other comprehensive earnings                                           7,150,323        11,390,426
                                                                                  --------------    --------------

                  Total shareholders' equity                                         251,486,757       238,767,645
                                                                                  --------------    --------------

                  Total liabilities and shareholders' equity                      $2,092,571,434    $1,993,182,936
                                                                                  ==============    ==============


The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                        December 31, 2003, 2002 and 2001


                                                                              2003           2002           2001
                                                                         -------------  -------------  ------------
INTEREST INCOME:
    Interest and fees on loans                                           $  57,531,240  $  63,826,534  $ 74,213,243
    Interest on investment securities:
        Taxable                                                             29,142,980     32,469,972    32,169,874
        Exempt from federal income tax                                       8,143,832      7,042,102     6,279,973
    Interest on federal funds sold and interest-bearing
        deposits in banks                                                      466,615        946,861     3,211,316
                                                                         -------------  -------------  ------------

                  Total interest income                                     95,284,667    104,285,469   115,874,406
                                                                         -------------  -------------  ------------

INTEREST EXPENSE:
    Interest on deposits                                                    16,968,469     24,087,911    43,970,532
    Other                                                                      162,402        291,793       863,480
                                                                         -------------  -------------  ------------

                  Total interest expense                                    17,130,871     24,379,704    44,834,012
                                                                         -------------  -------------  ------------

                  Net interest income                                       78,153,796     79,905,765    71,040,394

PROVISION FOR LOAN LOSSES                                                    1,177,868      2,369,634     1,964,050
                                                                         -------------  -------------  ------------

                  Net interest income after provision for loan losses       76,975,928     77,536,131    69,076,344
                                                                         -------------  -------------  ------------

NONINTEREST INCOME:
    Trust department income                                                  6,017,962      5,835,909     5,890,600
    Service fees on deposit accounts                                        15,747,288     15,435,137    14,743,217
    ATM fees                                                                 2,784,537      2,370,313     1,941,508
    Real estate mortgage fees                                                2,923,360      1,858,378     1,609,518
    Net gain on securities transactions                                         24,984         16,373        67,789
    Net gain on sale of student loans                                        1,895,977        782,655       598,439
    Net gain on sale of other real estate                                      743,180          6,593         6,175
    Other                                                                    3,971,333      3,823,564     3,319,683
                                                                         -------------  -------------  ------------

                  Total noninterest income                                  34,108,621     30,128,922    28,176,929
                                                                         -------------  -------------  ------------

NONINTEREST EXPENSE:
    Salaries and employee benefits                                          33,349,068     31,992,733    28,685,294
    Net occupancy expense                                                    3,941,428      3,908,856     3,995,597
    Equipment expense                                                        4,868,583      4,800,768     4,457,909
    Printing, stationary and supplies                                        1,431,031      1,474,683     1,084,134
    Correspondent bank service charges                                       1,501,142      1,491,132     1,329,134
    Amortization of intangible assets                                          135,156        135,156     1,641,367
    Other expenses                                                          15,927,292     15,278,722    13,878,262
                                                                         -------------  -------------  ------------

                  Total noninterest expense                                 61,153,700     59,082,050    55,071,697
                                                                         -------------  -------------  ------------

EARNINGS BEFORE INCOME TAXES                                                49,930,849     48,583,003    42,181,576

INCOME TAX EXPENSE                                                          14,626,049     14,630,453    12,827,071
                                                                         -------------  -------------  ------------

NET EARNINGS                                                             $  35,304,800  $  33,952,550  $ 29,354,505
                                                                         =============  =============  ============

NET EARNINGS PER SHARE, BASIC                                            $        2.28  $        2.20  $       1.91
                                                                         =============  =============  ============

NET EARNINGS PER SHARE, ASSUMING DILUTION                                $        2.27  $        2.19  $       1.90
                                                                         =============  =============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Earnings
                        December 31, 2003, 2002 and 2001


                                                                              2003             2002        2001
                                                                        -------------   ------------   ------------
NET EARNINGS                                                            $  35,304,800   $ 33,952,550   $ 29,354,505

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
    Change in unrealized gain on investment securities
        available-for-sale, before income tax                              (7,172,878)    13,414,265      3,916,477
    Reclassification adjustment for realized gains on investment
        securities included in net earnings, before income tax                (24,984)       (16,373)       (67,789)
    Minimum liability pension adjustment, before income tax                   674,626     (2,215,820)             -
                                                                        -------------   ------------   ------------

             Total other items of comprehensive earnings                   (6,523,236)    11,182,072      3,848,688

Income tax expense related to other items of
    comprehensive earnings                                                  2,283,133     (3,913,725)    (1,347,041)
                                                                        -------------   ------------   ------------

COMPREHENSIVE EARNINGS                                                  $  31,064,697   $ 41,220,897   $ 31,856,152
                                                                        =============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                        December 31, 2003, 2002 and 2001


                                                                                                          Accumulated
                                                                                                            Other
                                                Common Stock                                   Treasury  Comprehensive     Total
                                           -----------------------    Capital      Retained      Stock,    Earnings    Shareholders'
                                             Shares      Amount       Surplus      Earnings     at cost    (Losses)        Equity
                                           ---------- ------------  -----------  -----------  ----------- -----------  ------------

BALANCE, December 31, 2000                  9,983,002  $99,830,020  $60,592,310  $38,003,195  $(3,925,069)$ 1,620,432  $196,120,888

Net earnings                                        -            -            -   29,354,505            -           -    29,354,505
Five for four stock split, effected
 in the form of a 25% stock dividend        2,461,770   24,617,700            -  (24,617,700)           -           -             -
Cash dividends declared, $0.93 per share            -            -            -  (14,364,647)           -           -   (14,364,647)
Acquisition of treasury stock                       -            -            -            -     (315,050)          -      (315,050)
Retirement of treasury stock                 (136,000)  (1,360,000)  (2,880,119)           -    4,240,119           -             -
Stock issuances                                24,480      244,800      111,870            -            -           -       356,670
Change in unrealized gain on investment
 in securities available-for-sale, net
 of related income taxes                            -            -            -            -            -   2,501,647     2,501,647
                                           ---------- ------------  -----------  -----------  ----------- -----------  ------------

BALANCE, December 31, 2001                 12,333,252 $123,332,520  $57,824,061  $28,375,353  $         - $ 4,122,079  $213,654,013

Net earnings                                        -            -            -   33,952,550            -           -    33,952,550
Cash dividends declared, $1.08 per share            -            -            -  (16,680,381)           -           -   (16,680,381)
Stock issuances                                30,949      309,490      263,626            -            -           -       573,116
Minimum liability pension adjustment, net
 of related income taxes                            -            -            -            -            -  (1,440,283)   (1,440,283)
Change in unrealized gain on investment in
 securities available-for-sale, net of
 related income taxes                               -            -            -            -            -   8,708,630     8,708,630
                                           ---------- ------------  -----------  -----------  ----------- -----------  ------------

BALANCE, December 31, 2002                 12,364,201 $123,642,010  $58,087,687  $45,647,522  $         - $11,390,426  $238,767,645

Net earnings                                        -            -            -   35,304,800            -           -    35,304,800
Five for four stock split, effected in the
 form of a 25% stock dividend               3,092,995   30,929,950            -  (30,929,950)           -           -             -
Cash dividends declared, $1.21 per share            -            -            -  (18,745,908)           -           -   (18,745,908)
Stock issuances                                23,483      234,830      165,493            -            -           -       400,323
Minimum liability pension adjustment, net
 of related income taxes                            -            -            -            -            -     438,507       438,507
Change in unrealized gain on investment in
 securities available-for-sale, net of
 related taxes                                      -            -            -            -            -  (4,678,610)   (4,678,610)
                                           ---------- ------------  -----------  -----------  ----------- -----------  ------------

BALANCE, December 31, 2003                 15,480,679 $154,806,790  $58,253,180  $31,276,464  $        -   $7,150,323  $251,486,757
                                           ========== ============  ===========  ===========  =========== ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        December 31, 2003, 2002 and 2001



                                                                           2003          2002            2001
                                                                      -------------- -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                        $  35,304,800 $  33,952,550   $  29,354,505
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                       4,303,567     4,125,655       5,679,082
       Provision for loan losses                                           1,177,868     2,369,634       1,964,050
       Premium amortization, net of discount accretion                     5,162,940     2,077,358       1,662,108
       Gain on sale of assets                                             (2,664,141)     (739,765)       (651,254)
       Deferred federal income tax expense (benefit)                         (90,828)      350,415        (188,982)
       (Increase) decrease in other assets                                  (158,175)   (1,508,089)      3,565,172
       Increase (decrease) in other liabilities                            2,289,231     2,695,532      (1,778,326)
                                                                      -------------- -------------   -------------

             Total adjustments                                            10,020,462     9,370,740      10,251,850
                                                                       -------------   -----------   -------------

             Net cash provided by operating activities                    45,325,262    43,323,290      39,606,355
                                                                      -------------- -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in interest-bearing deposits in banks           1,447,587      (950,140)     (1,269,947)
   Payment for stock of City Bancshares, Inc., net of cash acquired                -             -      (6,848,231)
   Activity in available-for-sale securities:
     Sales                                                                50,617,175    30,077,478      57,925,815
     Maturities                                                          875,368,243   814,880,024     660,484,725
     Purchases                                                        (1,148,629,137) (972,026,050)   (854,748,980)
   Activity in held-to-maturity securities:
     Maturities                                                           74,627,202    90,203,464     176,972,321
     Purchases                                                            (2,365,000)   (2,360,727)    (76,102,656)
   Net increase in loans                                                 (23,046,251)  (25,229,765)    (31,041,094)
   Purchases of bank premises and equipment                               (7,108,990)   (2,913,886)     (5,151,260)
   Proceeds from sale of other assets                                         66,722       526,065         200,461
                                                                      -------------- -------------   -------------

             Net cash used in investing activities                      (179,022,449)  (67,793,537)    (79,578,846)
                                                                      -------------- -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing deposits                           47,101,236    36,066,687      41,179,967
   Net increase (decrease) in interest-bearing deposits                   37,607,717    (9,667,069)     41,583,909
   Net increase (decrease) in securities sold under
     agreements to repurchase                                              2,266,173     6,861,927      (6,317,292)
   Common stock transactions:
     Acquisition of treasury stock                                                 -             -        (315,050)
     Proceeds of stock issuances                                             400,323       573,116         356,670
   Dividends paid                                                        (18,274,334)  (16,052,983)    (13,921,211)
                                                                      -------------- -------------   -------------

             Net cash provided by financing activities                    69,101,115    17,781,678      62,566,993
                                                                      -------------- -------------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (64,596,072)   (6,688,569)     22,594,502

CASH AND CASH EQUIVALENTS, beginning of year                             178,436,645   185,125,214     162,530,712
                                                                      -------------- -------------   -------------

CASH AND CASH EQUIVALENTS, end of year                                $  113,840,573 $ 178,436,645   $ 185,125,214
                                                                      ============== =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Nature of Operations
--------------------

First Financial Bankshares, Inc. (a Texas corporation) ("Bankshares") is a financial holding company which owns (through its wholly-owned Delaware subsidiary) all of the capital stock of ten banks located in Texas as of December 31, 2003. Those subsidiary banks are First National Bank of Abilene; Hereford State Bank; First National Bank, Sweetwater; Eastland National Bank; First Financial Bank, National Association, Cleburne; Stephenville Bank & Trust Co.; San Angelo National Bank; Weatherford National Bank; First Financial Bank, National Association, Southlake and City National Bank, Mineral Wells. Each subsidiary bank's primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company owns First Financial Trust & Asset Management Company, National Association and First Technology Services, Inc., an information technology subsidiary.

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

Stock Split
-----------

All prices and per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends, including the five-for-four stock split in the form of a 25% stock dividend effective June 2, 2003 for shareholders of record on May 16, 2003.

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

Investment Securities
---------------------

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, with unrealized gains and losses, net of deferred income taxes, excluded from earnings and reported in a separate component of shareholders' equity. Securities classified as trading are recorded at estimated fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 2003, 2002, or 2001.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

Loans and Allowance for Loan Losses
-----------------------------------

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding. The Company expenses its net loan origination costs, a method which does not materially differ from deferring and amortizing such amounts as an adjustment to yield. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely.

The allowance is an amount that management believes will be adequate to absorb estimated inherent losses on existing loans that are deemed uncollectible based upon management's review and evaluation of the loan portfolio. The allowance is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specific loans. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general allocations, all loans, other than consumer, are segregated by credit grades which are assigned an allocation percentage. Our methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk and loss. In addition, we adjust our allowance for qualitative factors such as national, state and local economic conditions, changes in trends in delinquencies or non-accruals, deterioration in concentration of credit and results of independent and regulatory loan review. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Generally all loans past due greater than 90 days are placed on non-accrual.

The Company's policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price. At December 31, 2003 and 2002, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

Other Real Estate
-----------------

Other real estate is foreclosed property held pending disposition and is valued at the lower of its fair value, less estimated costs to sell or the recorded investment in the related loan. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.

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

Business Combinations, Goodwill and Other Intangible Assets
-----------------------------------------------------------

Goodwill, relating to acquisitions of certain subsidiary banks, was amortized by the straight-line method over periods of 15 and 40 years during the year ended December 31, 2001.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addressed the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 also addressed the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provided that intangible assets with finite useful lives continue to be amortized and that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested annually for impairment. SFAS No. 142 was effective January 1, 2002; however, acquired goodwill or intangible assets recorded in our acquisition of City Bancshares, Inc. were subject immediately to its provisions.

On January 1, 2002, goodwill amounting to $23,765,896 was not subject to further amortization as a result of SFAS No. 142. The Company conducted its required goodwill impairment test in 2003 and 2002, with no reduction of recorded goodwill resulting from the test. A reconciliation adjusting comparative net earnings and earnings per share for the year ended December 31, 2001, to show the effect of no longer amortizing the Company's goodwill, follows:


Reported net earnings                                      $29,354,505
   Add back: goodwill amortization
     Goodwill amortization, before income tax                1,641,367
     Income tax benefit                                       (420,000)
                                                           -----------
   Adjusted net earnings                                   $30,575,872
                                                           ===========

   Basic earnings per share:
     Reported net earnings                                 $      1.91
     Goodwill amortization, net of income tax benefit             0.08
                                                           -----------
   Adjusted net earnings                                   $      1.99
                                                           ===========

   Earnings per share, assuming dilution:
     Reported net earnings                                 $      1.90
     Goodwill amortization, net of income tax benefit             0.08
                                                           -----------
   Adjusted net earnings                                   $      1.98
                                                           ===========

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

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

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

Stock Based Compensation
------------------------

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 2003, 2002 and 2001. Note 15 provides additional information on the Company's stock option plan.

Stock Repurchase
----------------

On July 25, 2000, the Company approved a stock repurchase plan, authorizing the repurchase of shares of the Company's common stock. During the year ended December 31, 2001, the Company repurchased 12,375 shares. The treasury shares were purchased for $315,050, representing an average purchase price of $25.46 per share and were retired in 2001. The 2000 stock repurchase plan expired in 2002.

Additionally, on April 22, 2003, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock over the next three years. The plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchases of the stock will be through the open market or in privately negotiated transactions in accordance with applicable laws and regulations. No stock has been repurchased under this plan as of December 31, 2003.

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


                                                                                      Weighted
                                                                      Net             Average          Per Share
                                                                   Earnings            Shares           Amount
                                                                  -----------        ----------       ---------
For the year ended December 31, 2003:
     Net earnings per share, basic                                $35,304,800        15,468,752       $    2.28
                                                                                                      =========
     Effect of stock options                                                -            63,633
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $35,304,800        15,532,385       $    2.27
                                                                  ===========        ==========       =========





                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

For the year ended December 31, 2002:
     Net earnings per share, basic                                $33,952,550        15,439,205       $    2.20
                                                                                                      =========
     Effect of stock options                                                -            59,404
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $33,952,550        15,498,609       $    2.19
                                                                  ===========        ==========       =========

For the year ended December 31, 2001:
     Net earnings per share, basic                                $29,354,505        15,397,933       $    1.91
                                                                                                      =========
     Effect of stock options                                                -            56,654
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $29,354,505        15,454,587       $    1.90
                                                                  ===========        ==========       =========


Reclassifications
-----------------

Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

2. CASH AND INVESTMENT SECURITIES:
   -------------------------------

The amortized cost, estimated fair values, and gross unrealized gains and losses of the Company's investment securities as of December 31, 2003 and 2002, are as follows:


                                                                          December 31, 2003
                                                 ------------------------------------------------------------------
                                                                      Gross             Gross
                                                  Amortized        Unrealized        Unrealized         Estimated
                                                  Cost Basis      Holding Gains    Holding Losses       Fair Value
                                                 ------------      -----------        ----------       ------------
Securities held-to-maturity:
     U.S. Treasury securities and
        obligations of U.S. government
        sponsored-enterprises and
        agencies                                 $ 78,223,829      $ 4,181,765        $        -       $ 82,405,594

     Obligations of state and
        political subdivisions                     43,324,769        2,592,521           (32,564)        45,884,726

     Corporate bonds and other                        503,243           41,391                 -            544,634

     Mortgage-backed securities                     9,274,270          485,902            (1,045)         9,759,127
                                                 ------------      -----------        ----------       ------------

     Total debt securities
          held-to-maturity                       $131,326,111      $ 7,301,579          ($33,609)      $138,594,081
                                                 ============      ===========        ==========       ============

Securities available-for-sale:
     U.S. Treasury securities and
          obligations of U.S.
        government
        sponsored-enterprises and
        agencies                                 $253,515,211       $6,125,162         ($640,484)      $258,999,889

     Obligations of state and
        political subdivisions                    178,287,396        7,120,946        (1,504,035)       183,904,307

     Corporate bonds and other                     42,822,744        1,767,885            -              44,590,629

     Mortgage-backed securities                   291,808,871        1,836,831        (2,164,524)       291,481,178
                                                 ------------      -----------        ----------       ------------

     Total securities available-for-sale         $766,434,222      $16,850,824       ($4,309,043)      $778,976,003
                                                 ============      ===========        ==========       ============


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


                                                                          December 31, 2003
                                                 ------------------------------------------------------------------
                                                                      Gross             Gross
                                                  Amortized        Unrealized        Unrealized         Estimated
                                                  Cost Basis      Holding Gains    Holding Losses       Fair Value
                                                 ------------      -----------        ----------       ------------
Securities held-to-maturity:
     U.S. Treasury securities and
        obligations of U.S. government
        sponsored-enterprises and
        agencies                                 $110,939,173      $ 6,868,716        $        -       $117,807,889

     Obligations of state and
        political subdivisions                     60,835,676        3,214,571                 -         64,050,247

     Corporate bonds and other                        498,936           41,064                 -            540,000

     Mortgage-backed securities                    28,175,999        1,288,594              (578)        29,464,015
                                                 ------------      -----------        ----------       ------------

     Total debt securities
         held-to-maturity                        $200,449,784      $11,412,945        $     (578)      $211,862,151
                                                 ============      ===========        ==========       ============


Securities available-for-sale:
     U.S. Treasury securities and
          obligations of U.S.
        government
        sponsored-enterprises and
        agencies                                 $164,090,045      $ 7,545,917       $   (16,670)      $171,619,292

     Obligations of state and
        political subdivisions                    104,800,319        5,952,505           (12,189)       110,740,635

     Corporate bonds and other                     54,687,216        2,653,387                 -         57,340,603

     Mortgage-backed securities                   228,489,406        4,066,253          (449,560)       232,106,099
                                                 ------------      -----------        ----------       ------------

     Total securities available-for-sale         $552,066,986      $20,218,062         $(478,419)      $571,806,629
                                                 ============      ===========        ==========       ============


The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations
(CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2003 and 2002, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2003 and 2002, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual and expected maturity, are shown below.


                                                         Held-to-Maturity               Available-for-Sale
                                                         ----------------               ----------------------
                                                  Amortized         Estimated        Amortized         Estimated
                                                 Cost Basis         Fair Value      Cost Basis         Fair Value
                                                 ------------     ------------      ------------      ------------
     Due within one year                         $ 36,242,878     $ 37,083,292      $ 42,073,996      $ 42,894,034
     Due after one year through five years         64,012,353       68,091,801       285,706,445       294,098,528
     Due after five years through ten years        21,457,610       23,300,435        83,755,802        88,675,093
     Due after ten years                              339,000          359,426        63,089,108        61,827,170
                                                 ------------     ------------      ------------      ------------

                                                  122,051,841      128,834,954       474,625,351       487,494,825
                                                 ------------     ------------      ------------      ------------

       Mortgage-back securities                     9,274,270        9,759,127       291,808,871       291,481,178
                                                 ------------     ------------      ------------      ------------

     Total                                       $131,326,111     $138,594,081      $766,434,222      $778,976,003
                                                 ============     ============      ============      ============


The following table discloses, as of December 31, 2003, the Company's investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):


                                      Less than 12 Months          12 Months or Longer               Total
                                     ---------------------         -------------------       --------------------
                                       Fair       Unrealized        Fair      Unrealized      Fair       Unrealized
                                       Value         Loss           Value        Loss         Value         Loss
                                     ---------     -------         --------    --------      --------      ------
U. S. Treasury securities and
  obligations of U.S. government
  sponsored-enterprises
  and agencies                       $  45,904     $   640                -           -      $ 45,904      $  640
Obligations of state and
  political subdivisions                51,027       1,537                -           -        51,027       1,537
Mortgage-backed securities             145,394       2,166                -           -       145,394       2,166


We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 278. We do not believe these unrealized losses are "other than temporary" as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, (2) it is not probable that the Company will be unable to collect the amounts contractually due and (3) no decision to dispose of the investment were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates at December 31, 2003, in relation to previous rates in mid-2003. The duration of these investments is less than 5 years for all securities other than the municipal bonds, which is less than 15 years. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Securities, carried at approximately $275,342,000 and $239,971,000 at December 31, 2003 and 2002, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.

During 2003, 2002, and 2001 sales of investment securities that were classified as available-for-sale totaled approximately $50,617,000, $30,077,000, and $57,926,000 respectively. Gross realized gains and losses from sales in 2003 were approximately $296,000 and $271,000, respectively. Gross realized gains and losses from 2002 sales were approximately $24,000 and $7,000, respectively. Gross realized gains and losses from 2001 sales were approximately $105,000 and $37,000, respectively. The specific identification method was used to determine cost in computing the realized gains and losses.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. During 2003 and 2002, such average balances totaled approximately $15,727,000 and $12,776,000, respectively.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES:
   ------------------------------------

Major classifications of loans are as follows:

                                                           December 31,
                                                ------------------------------
                                                     2003             2002
                                                ------------      ------------

     Commercial, financial, and agricultural    $333,840,269      $311,743,212
     Real estate - construction                   77,833,890        50,911,156
     Real estate - mortgage                      385,770,437       375,255,678
     Consumer                                    190,081,323       226,140,626
                                                ------------      ------------

                                                 987,525,919       964,050,672
         Unearned income                              (2,816)          (10,899)
                                                ------------      ------------

                  Total loans                   $987,523,103      $964,039,773
                                                ============      ============

Included in real estate-mortgage and consumer loans above are $2.6 million and $53.6 million in loans held for sale at December 31, 2003 in which the carrying amount approximates market.

The Company's recorded investment in impaired loans and the related valuation allowance are as follows:

               December 31, 2003                    December 31, 2002
          --------------------------           -------------------------
           Recorded        Valuation            Recorded       Valuation
          Investment       Allowance           Investment      Allowance
          ----------      ----------           ----------     ----------
          $1,741,278      $  332,927           $3,734,261     $  752,385
          ==========      ==========           ==========     ==========

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

The average recorded investment in impaired loans for the years ended December 31, 2003 and 2002, was approximately $2,738,000 and $3,776,000, respectively. The Company had approximately $3,171,000 and $4,266,000 in nonperforming assets at December 31, 2003 and 2002, respectively. No additional funds are committed to be advanced in connection with impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $46,000, $111,000 and $136,000 during the years ended December 31, 2003, 2002, and 2001, respectively, of which approximately $4,000, $2,000 and $9,000 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2003, 2002, and 2001, respectively, such income would have approximated $207,000, $317,000 and $399,000.

The allowance for loan losses as of December 31, 2003 and 2002, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:


                                                                                        2003            2002
                                                                                    -----------     ------------
     Allowance for loan losses provided for:
         Loans specifically evaluated as impaired                                   $   332,927     $    752,385
         Remaining portfolio                                                         11,243,372       10,466,344
                                                                                    -----------     ------------

         Total allowance for loan losses                                            $11,576,299      $11,218,729
                                                                                    ===========     ============


Changes in the allowance for loan losses are summarized as follows:


                                                                                    December 31,
                                                                   -----------------------------------------------
                                                                      2003             2002              2001
                                                                   -----------       -----------       -----------

         Balance at beginning of year                              $11,218,729       $10,602,419       $ 9,887,646
             Add:
                 Provision for loan losses                           1,177,868         2,369,634         1,964,050
                 Loan recoveries                                     1,356,625           834,150           968,535
                 Allowance established at acquisition                        -                 -           407,129

             Deduct:
                 Loan charge-offs                                   (2,176,923)       (2,587,474)       (2,624,941)
                                                                   -----------       -----------       -----------

         Balance at end of year                                    $11,576,299       $11,218,729       $10,602,419
                                                                   ===========       ===========       ===========


An  analysis  of  the  changes  in  loans  to  officers,  directors,   principal
shareholders, or associates of such persons for the years ended December 31, 2003 and 2002 (determined as of each respective year-end) follows:


                                                   Beginning        Additional                           Ending
                                                    Balance            Loans          Payments           Balance
                                                  -----------      -----------       -----------       -----------

         Year ended December 31, 2003             $27,731,290      $39,953,042       $22,917,464       $44,766,868
                                                  ===========      ===========       ===========       ===========

         Year ended December 31, 2002             $44,426,313      $27,349,995       $44,235,855       $27,540,453
                                                  ===========      ===========       ===========       ===========


In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

4. BANK PREMISES AND EQUIPMENT:
   ----------------------------

The following is a summary of bank premises and equipment:


                                                     Useful Life                              December 31,
                                        -----------------------------------          -----------------------------
                                                                                         2003              2002
                                                                                     -----------       -----------

         Land                                -                                       $ 8,620,686       $ 7,362,814
         Buildings                      20 to 40 years                                53,526,533        50,560,723
         Furniture and equipment        3 to 10 years                                 28,602,702        26,347,819
         Leasehold improvements         Lesser of lease term or 5 to 15 years          4,544,393         4,385,288
                                                                                     -----------       -----------

                                                                                      95,294,314        88,656,644

         Less- accumulated depreciation and amortization                             (51,392,202)      (48,051,243)
                                                                                     -----------       -----------

                                                                                     $43,902,112       $40,605,401
                                                                                     ===========       ===========


Depreciation expense for the years ended December 31, 2003, 2002 and 2001 amounted to $4,168,411, $4,284,473, and $3,755,878, respectively and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,821,000, $1,578,000 and $1,432,000, for the years ended December 31, 2003, 2002, and
2001, respectively.


5. TIME DEPOSITS
   -------------

Time deposits of $100,000 or more totaled approximately $220,067,000 and $195,754,000 at December 31, 2003 and 2002, respectively. Interest expense on these deposits was approximately $4,885,000, $5,694,000, and $10,163,000 during 2003, 2002, and 2001, respectively.

At December 31, 2003, the scheduled maturities of time deposits (in thousands) were, as follows:

     Year ending December 31,
     ------------------------
             2004                                                     $475,531
             2005                                                       32,013
             2006                                                        7,667
             2007                                                       11,341
             2008                                                        6,786
         Thereafter                                                        309
                                                                      --------
                                                                      $533,647
                                                                      ========
6. LINE OF CREDIT
   --------------

The Company has a line of credit with a nonaffiliated bank under which it could borrow up to $20,000,000. The line of credit is unsecured and matures on June 30, 2004. The Company paid no fee to secure the unused line of credit and, accordingly, did not estimate a fair value of the unused line of credit at December 31, 2003 or 2002. The line of credit carries an interest rate of the London Interbank Offering Rate plus 1.0%. There was no outstanding balance under the line of credit as of December 31, 2003 or 2002.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

7. INCOME TAXES:
   -------------

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following:


                                                                               Year Ended December 31,
                                                                   -----------------------------------------------
                                                                      2003              2002               2001
                                                                   -----------       -----------       -----------

         Current federal income tax                                $14,716,877       $14,280,038       $13,016,053
         Deferred federal income tax expense (benefit)                 (90,828)          350,415          (188,982)
                                                                   -----------       -----------       -----------

                  Income tax expense                               $14,626,049       $14,630,453       $12,827,071
                                                                   ===========       ===========       ===========


Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:


                                                                           As a Percent of Pretax Earnings
                                                                 -------------------------------------------------
                                                                      2003             2002              2001
                                                                 ---------------  --------------    --------------

         Statutory federal income tax rate                            35.0%           35.0 %             35.0 %
         Reductions in tax rate resulting from
             interest income exempt from
             federal income tax                                       (5.9)%          (5.6)%             (5.2)%
         ESOP tax credit                                              (0.2)%           -                  -
         Other                                                         0.4 %           0.7 %              0.6 %
                                                                      ----            ----               ----

         Effective income tax rate                                    29.3%           30.1 %             30.4 %
                                                                      ====            ====               ====


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:


                                                                                       2003                2002
                                                                                   -----------         -----------
     Deferred tax assets-
         Tax basis of loans in excess of financial statement basis                 $ 4,082,056         $ 3,940,576
         Minimum liability in defined benefit plan                                     539,418             775,537
         Recognized for financial reporting purposes but not
             for tax purposes-
                 Deferred compensation                                                 705,217             686,098
                 Write-downs and adjustments to other
                     real estate owned and repossessed assets                           24,039             133,000
         Other deferred tax assets                                                     358,194             343,527
                                                                                   -----------         -----------

                           Total deferred tax assets                                 5,708,924           5,878,738
                                                                                   -----------         -----------

         Deferred tax liabilities-
         Financial statement basis of fixed assets in excess of
             tax basis                                                               1,567,661           1,442,962
         Intangible asset amortization deductible for tax purposes,
             but not for financial reporting purposes                                  831,314             832,527
         Recognized for financial reporting purposes but not
             for tax purposes:
                 Accretion on investment securities                                    481,930             437,660
                 Pension plan contributions                                            297,379             497,869
                 Net unrealized gain on investment securities
                      available-for-sale                                             4,389,625           6,908,875
         Other deferred tax liabilities                                                 79,545              71,334
                                                                                   -----------         -----------

                           Total deferred tax liabilities                            7,647,454          10,191,227
                                                                                   -----------         -----------

                      Net deferred tax liability                                   $(1,938,530)        $(4,312,489)
                                                                                   ===========         ===========



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

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

The estimated fair values, and carrying values at December 31, 2003 and 2002, were as follows:


                                                             2003                               2002
                                                ------------------------------     -------------------------------
                                                   Carrying        Estimated         Carrying         Estimated
                                                     Value         Fair Value          Value          Fair Value
                                                -------------    --------------    -------------     -------------
         Cash and due from banks                 $111,940,573     $111,940,573      $108,436,645      $108,436,645
         Federal funds sold                         1,900,000        1,900,000        70,000,000        70,000,000
         Interest-bearing deposits in banks           876,839          876,839         2,324,425         2,324,425
         Investment securities                    910,302,114      917,570,084       772,256,413       783,668,780
         Net loans                                975,946,804      982,937,785       952,821,044       964,782,729
         Accrued interest receivable               14,901,681       14,901,681        15,360,833        15,360,833
         Deposits with stated maturities          533,647,010      536,207,802       541,031,072       544,575,352

         Deposits with no stated
             maturities                         1,262,624,160    1,262,624,160     1,170,531,144     1,170,531,144
         Securities sold under agreements
             to repurchase                         28,975,167       28,975,167        26,708,994        26,708,994
         Accrued interest payable                   1,723,217        1,723,217         2,150,309         2,150,309


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

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2003, future minimum lease commitments were: 2004 - $468,000; 2005 - $437,000; 2006 - $384,000; 2007 - $189,000; 2008 - $18,000; and
thereafter - $3,000.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded lines of credit, commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company generally uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                             Contract or
                                                          Notional Amount at
                                                          December 31, 2003
                                                          -----------------
    Financial instruments whose contract amounts
        represent credit risk:
           Unfunded lines of credit                          $123,803,128
           Unfunded commitments to extend credit               62,092,132
           Standby letters of credit                            6,067,787

Unfunded lines of credit and commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, livestock, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The average collateral value held on letters of credit usually exceeds the contract amount.

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

12. PENSION AND PROFIT SHARING PLANS:
    ---------------------------------

The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and a percentage of the employee's qualifying compensation during the final years of employment. The Company's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards. Contributions to the pension plan through December 31, 2003 were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Effective January 1, 2004, the pension plan was frozen whereby no additional years of service will accrue to

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

participants, unless the pension plan is reinstated. Under current generally accepted accounting principles and utilizing current assumptions, we do not expect any significant pension costs in 2004 and beyond as a result of this action.

Using an actuarial measurement date of September 30, benefit obligation activity and fair value of plan assets for the years ended December 31, 2003 and 2002, and a statement of the funded status as of December 31, 2003 and 2002 are as follows:


                                                                                         2003             2002
                                                                                     -----------      ------------
         Reconciliation of benefit obligations:
             Benefit obligation at January 1                                         $15,540,397      $ 14,183,582
             Service cost - benefits earned during the period                          1,118,607           994,630
             Interest cost on projected benefit obligation                             1,078,485           983,977
             Actuarial loss                                                            1,027,430            45,731
             Benefits paid                                                              (737,859)         (667,523)
                                                                                     -----------      ------------

             Benefit obligation at December 31                                        18,027,060        15,540,397
                                                                                     -----------      ------------

         Reconciliation of fair value of plan assets:
             Fair value of plan assets at January 1                                   11,659,711        12,631,250
             Actual return on plan assets                                              1,535,499        (1,031,005)
             Employer contributions                                                    1,038,301           726,989
             Benefits paid                                                              (737,859)         (667,523)
                                                                                     -----------      ------------

             Fair value of plan assets at December 31                                 13,495,652        11,659,711
                                                                                     -----------      ------------

         Funded status                                                               $(4,531,408)     $ (3,880,686)
                                                                                     ===========      ============

         Reconciliation of funded status to accrued pension liability:
             Funded status at December 31                                            $(4,531,408)     $ (3,880,686)
             Unrecognized loss from past experience different than
                  that assumed and effects of changes in assumptions                   5,447,571         5,109,193
             Additional minimum liability recorded                                    (1,717,208)       (2,409,795)
             Unrecognized prior-service cost                                             176,014           193,975
             Other                                                                       (66,509)          (36,644)
                                                                                     -----------      ------------

         Accrued pension liability                                                   $  (691,540)     $ (1,023,957)
                                                                                     ===========      ============


The Company recorded an additional minimum liability in the year ended December 31, 2003 and 2002 to reflect the underfunded status of the plan. The accrued pension liability at December 31, 2003 and 2002 represents the difference between the fair value of plan assets and the accumulated benefit obligation. The accumulated benefit obligation is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation in that it assumes no increase in future compensation. The following table details the financial statement captions affected by recording the minimum liability:

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


                                                                                         2003              2002
                                                                                     -----------       -----------
             Prepaid pension asset before adjustment                                 $ 1,025,668       $ 1,385,838
             Intangible asset recorded (included in other assets)                       (176,014)         (193,975)
             Minimum liability adjustment                                             (1,541,194)       (2,215,820)
                                                                                     -----------       -----------


             Accrued pension liability                                               $  (691,540)      $(1,023,957)
                                                                                     ===========       ===========


Net periodic pension cost for the years ended December 31, 2003, 2002, and 2001, included:


                                                                               Year Ended December 31,
                                                                    ----------------------------------------------
                                                                       2003              2002              2001
                                                                    ----------        ----------        ----------
         Service cost - benefits earned during the period           $1,118,607        $  994,630        $  847,620
         Interest cost on projected benefit obligation               1,078,485           983,977           970,710
         Expected return on plan assets                             (1,072,853)         (880,562)       (1,153,733)
         Amortization of unrecognized net loss                         226,405           116,722                 -

         Amortization of prior-service cost                             17,961            17,960            17,961
         Other                                                               -           (59,405)          (58,954)
                                                                    ----------        ----------        ----------


         Net periodic pension cost                                  $1,368,605        $1,173,322        $  623,604
                                                                    ==========        ==========        ==========


The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

                                                                            2003            2002          2001
                                                                            ----            ----          ----
         Weighted average discount rate                                     6.5%            6.9%          6.9%
         Rate of increase in future compensation levels                      4%              4%            4%
         Expected long-term rate of return on assets                        8.5%            6.5%          8.5%



The expected long-term rate of return on plan assets is based on historical returns and expectations of future returns based on asset mix, after consultation with our investment advisors and actuaries. In 2002, the expected long-term rate of return was downwardly adjusted to 6.5% to reflect the declining equity markets. In 2003, the expected long-term rate of return was returned to 8.5% based on our estimate of changes to the markets in which our investments reside after consultation with our investment advisors and actuaries.

The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2003 and 2002 is as follows:


                                              December 31, 2003          December 31, 2002         Targeted
                                                 Allocation                  Allocation            Allocation
                                                 ----------                  ----------            ----------
         Equity securities                           56%                        57%                    60%
         Debt securities                             35%                        38%                    40%
         Other                                        9%                         5%                     -


The range and weighted average maturities of debt securities held in the pension plan as of December 31, 2003 are one to 15 years and approximately 6.4 years, respectively.

The Trust Department of the First National Bank of Abilene, a wholly owned subsidiary bank of the Company, manages the pension plan assets as well as the profit sharing plan assets (see below). The investment strategy and targeted allocations is based on similar strategies the Trust Department employs for most of its managed accounts whereby appropriate diversification is achieved. The Trust Department is prohibited from high risk investments including the use of derivatives.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

An  estimate  of  the   undiscounted   projected  future  payments  to  eligible
participants for the next five years and the following five years in the aggregate is as follows (dollars in thousands):

                 Year Ending December 31,
                 ------------------------
                           2004                       $  831
                           2005                          930
                           2006                        1,019
                           2007                        1,153
                           2008                        1,248
                           2009-2013                   8,371

The Company expects to make a contribution to the pension plan during 2004 in a range of zero to $50,000 as required by the regulations. No discretionary or non-cash contributions are expected.

As of December 31, 2003 and 2002, the fair value of the pension plan's assets included Company common stock valued at approximately $634,000 and $468,000, respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company's contributions over a seven-year vesting period. Costs related to the Company's defined contribution plan totaled approximately $1,473,000, $2,681,000 and $1,858,000 in 2003, 2002 and 2001, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2003 and 2002, the fair value of the profit sharing plan's assets included Company common stock valued at approximately $18,348,000 and $14,323,000, respectively. We replaced the costs of our frozen pension plan with a matching of employee salary deferrals into the 401(k) plan. Effective January 1, 2004, we will match a maximum of 4% on employee deferrals of 5% of their respective employee compensation.

13. DIVIDENDS FROM SUBSIDIARIES:
    ----------------------------

At December 31, 2003, approximately $14.5 million was available for the declaration of dividends by the Company's subsidiary banks without the prior approval of regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined), to average assets (as defined). Management believes as of December 31, 2003 and 2002, that Bankshares and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

As of December 31, 2003 and 2002, the most recent notification from each respective subsidiaries' primary regulator categorized each of Bankshares' subsidiaries as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

There are no conditions or events since that notification that management believes have changed the institutions' categories. Bankshares' and its significant subsidiaries' actual capital amounts and ratios are presented in the table below:


                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
                                                Actual             Adequacy Purposes:         Action Provisions:
                                      ---------------------     ----------------------     -----------------------
                                         Amount        Ratio        Amount       Ratio         Amount       Ratio
                                      -------------     ---     --------------   -----     --------------   ------
As of December 31, 2003:
------------------------
    Total Capital (to Risk-Weighted
     Assets):
      Consolidated                    $ 230,226,000      20%    =>$ 92,890,000   => 8%           N/A         N/A
      First National Bank of Abilene  $  69,175,000      16%    =>$ 34,109,000   => 8%     =>$ 42,637,000   => 10%
      San Angelo National Bank        $  30,793,000      20%    =>$ 12,214,000   => 8%     =>$ 15,267,000   => 10%

      Weatherford National Bank       $  20,025,000      17%    =>$  9,462,000   => 8%     =>$ 11,828,000   => 10%

    Tier I Capital (to Risk-Weighted
     Assets):
      Consolidated                    $ 218,617,000      19%    =>$ 46,445,000   => 4%           N/A         N/A
      First National Bank of Abilene  $  65,436,000      15%    =>$ 17,055,000   => 4%     =>$ 25,582,000   =>  6%
      San Angelo National Bank        $  29,494,000      19%    =>$  6,107,000   => 4%     =>$  9,160,000   =>  6%

      Weatherford National Bank       $  18,890,000      16%    =>$  4,731,000   => 4%     =>$  7,097,000   =>  6%

    Tier I Capital (to Average
     Assets):
      Consolidated                    $ 218,617,000      11%    =>$ 61,933,000   => 3%           N/A         N/A
      First National Bank of Abilene  $  65,436,000       9%    =>$ 22,244,000   => 3%     =>$ 37,074,000   =>  5%
      San Angelo National Bank        $  29,494,000      10%    =>$  9,286,000   => 3%     =>$ 15,476,000   =>  5%
      Weatherford National Bank       $  18,890,000       9%    =>$  6,216,000   => 3%     =>$ 10,361,000   =>  5%


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001


                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
                                                Actual             Adequacy Purposes:         Action Provisions:
                                      ---------------------     ----------------------     -----------------------
                                         Amount        Ratio        Amount       Ratio         Amount       Ratio
                                      -------------     ---     --------------   -----     --------------   ------
As of December 31, 2002:
------------------------
    Total Capital (to Risk-Weighted
     Assets):
      Consolidated                    $ 213,725,000      20%    =>$ 87,579,000   => 8%           N/A         N/A
      First National Bank of Abilene  $  68,874,000      17%    =>$ 32,153,000   => 8%     =>$ 40,191,000   => 10%
      San Angelo National Bank        $  30,716,000      22%    =>$ 10,816,000   => 8%     =>$ 13,520,000   => 10%
      Weatherford National Bank       $  19,758,000      18%    =>$  8,802,000   => 8%     =>$ 11,002,000   => 10%

    Tier I Capital (to Risk-Weighted
     Assets):
      Consolidated                    $ 202,507,000      18%    =>$ 43,790,000   => 4%           N/A         N/A
      First National Bank of Abilene  $  64,971,000      16%    =>$ 16,077,000   => 4%     =>$ 24,115,000   =>  6%
      San Angelo National Bank        $  29,374,000      21%    =>$  5,408,000   => 4%     =>$  8,112,000   =>  6%
      Weatherford National Bank       $  18,757,000      17%    =>$  4,401,000   => 4%     =>$  6,601,000   =>  6%

    Tier I Capital (to Average
     Assets):
      Consolidated                    $ 202,507,000      11%    =>$ 57,856,000   => 3%           N/A         N/A
      First National Bank of Abilene  $  64,971,000       9%    =>$ 20,626,000   => 3%     =>$ 34,377,000   =>  5%
     San Angelo National Bank         $  29,374,000      10%    =>$  8,410,000   => 3%     =>$ 14,016,000   =>  5%
      Weatherford National Bank       $  18,757,000      10%    =>$  5,884,000   => 3%     =>$  9,807,000   =>  5%


15. STOCK OPTION PLAN:
    ------------------

The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2003, the Company had allocated 734,787 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the years ended December 31, 2003, 2002, and 2001, is presented in the table and narrative below:


                                                 2003                      2002                     2001
                                          -------------------       -------------------      -------------------
                                                      Wtd. Avg.                 Wtd. Avg.               Wtd. Avg.
                                          Shares      Ex. Price     Shares      Ex. Price    Shares     Ex. Price
                                          -------     -------       -------      ------      -------      ------
    Outstanding, beginning of year        142,850     $ 17.98       187,571      $17.28      218,699      $16.41
    Granted                                71,560       30.80         2,500       24.40        4,625       23.86
    Exercised                             (26,187)      15.29       (38,686)      14.82      (30,600)      11.66
    Canceled                               (7,123)      18.08        (8,535)      18.78       (5,153)      19.96
                                          -------                   -------                  -------

    Outstanding, end of year              181,100     $ 23.43       142,850      $17.98      187,571      $17.28
                                          =======     =======       =======      ======      =======      ======

    Exercisable at end of year             66,008     $ 18.52        72,281      $16.92       82,763      $15.15
                                          =======     =======       =======      ======      =======      ======

    Weighted average fair value of
       options granted at date of issue          $6.54                     $4.85                      $4.90
                                                 =====                     =====                      =====


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001



The options outstanding at December 31, 2003, have exercise prices between $11.92 and $30.80 with a weighted average remaining contractual life of 5.74 years. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The Company accounts for this plan under APB 25 under which no compensation cost has been recognized for options granted. The fair value of the options granted in 2003, 2002 and 2001, was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.22%, 4.75% and 5.23% respectively; expected dividend yield of 3.94%, 4.43% and 3.89% respectively; expected life of 6.0, 6.0 and 6.0 years, respectively; and expected volatility of 28.18%, 26.9% and 26.5%, respectively.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

16. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:
    -------------------------------------------------

Condensed Balance Sheets-December 31, 2003 and 2002


                                 ASSETS                                                2003              2002
                                 ------                                             ------------      ------------

      Cash in subsidiary bank                                                       $  1,316,462      $    903,319
      Interest-bearing deposits in subsidiary banks                                   32,908,291        22,212,064
                                                                                    ------------      ------------

               Total cash and cash equivalents                                        34,224,753        23,115,383

      Investment in and advances to subsidiaries, at equity                          223,037,332       220,150,157
      Intangible assets                                                                  899,390           917,350
      Other assets                                                                     1,262,681           748,101
                                                                                    ------------      ------------

               Total assets                                                         $259,424,156      $244,930,991
                                                                                    ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

      Total liabilities                                                             $  7,937,399      $  6,163,346
      Shareholders' equity:
         Common stock                                                                154,806,790       123,642,010
         Capital surplus                                                              58,253,180        58,087,687
         Retained earnings                                                            31,276,464        45,647,522
         Accumulated other comprehensive earnings                                      7,150,323        11,390,426
                                                                                    ------------      ------------

               Total shareholders' equity                                            251,486,757       238,767,645
                                                                                    ------------      ------------

               Total liabilities and shareholders' equity                           $259,424,156      $244,930,991
                                                                                    ============      ============


Condensed Statements of Earnings-
 For the Years Ended December 31, 2003, 2002, and 2001
 -----------------------------------------------------

                                                                       2003             2002              2001
                                                                   -----------       -----------       -----------
      Income:
         Cash dividends from subsidiary banks                      $34,625,000       $26,550,000       $25,500,000
         Excess of earnings over dividends of
             subsidiary banks                                        1,713,407         8,479,939         4,582,993
         Other income                                                1,065,245           944,911         1,092,375
                                                                   -----------       -----------       -----------

                                                                    37,403,652        35,974,850        31,175,368
                                                                   -----------       -----------       -----------
      Expenses:
         Salaries and employee benefits                              1,191,453         1,451,136         1,160,903
         Other operating expenses                                    1,602,354         1,142,832         1,015,184
                                                                   -----------       -----------       -----------

                                                                     2,793,807         2,593,968         2,176,087
                                                                   -----------       -----------       -----------

      Earnings before income taxes                                  34,609,845        33,380,882        28,999,281

         Income tax benefit                                            694,955           571,668           355,224
                                                                   -----------       -----------       -----------

      Net earnings                                                 $35,304,800       $33,952,550       $29,354,505
                                                                   ===========       ===========       ===========


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001



Condensed Statements of Cash Flows-
  For the Years Ended December 31, 2003, 2002, and 2001
  -----------------------------------------------------

                                                                      2003              2002              2001
                                                                   -----------       -----------       -----------
      Cash flows from operating activities:
        Net earnings                                               $35,304,800       $33,952,550       $29,354,505
        Adjustments to reconcile net earnings to net
         cash provided by operating activities:
           Excess of earnings over
               dividends of subsidiary banks                        (1,713,407)       (8,479,939)       (4,582,993)
           Depreciation                                                 53,778            54,219            32,658
           Discount accretion, net of premium amortization                   -                 -            (4,667)
           Amortization of excess of cost over fair value
               of assets acquired                                            -                 -            55,576
           (Increase) decrease in other assets                        (491,762)         (215,435)          559,515
           (Decrease) increase in liabilities                        1,758,948        (1,041,688)          186,391
                                                                   -----------       -----------       -----------

                  Net cash provided by operating activities         34,912,357        24,269,707        25,600,985
                                                                   -----------       -----------       -----------

      Cash flows from investing activities:
         Purchases of bank premises and equipment                      (76,598)          (50,481)         (157,291)
        Maturities of available-for-sale securities                          -                 -        10,000,000
        Cash payment for stock acquisition                                   -                 -       (16,500,000)
        Investment in and advances to subsidiaries                  (5,852,378)                -                 -
                                                                   -----------       -----------       -----------

                  Net cash used in investing activities             (5,928,976)          (50,481)       (6,657,291)
                                                                   -----------       -----------       -----------

      Cash flows from financing activities:
        Proceeds of stock issuances                                    400,323           573,116           356,670
        Acquisition of treasury stock                                        -                 -          (315,050)
        Cash dividends paid                                        (18,274,334)      (16,052,983)      (13,921,211)
                                                                   -----------       -----------       -----------

                      Net cash used in financing activities        (17,874,011)      (15,479,867)      (13,879,591)
                                                                   -----------       -----------       -----------

      Net increase in cash and cash equivalents                     11,109,370         8,739,359         5,064,103

      Cash and cash equivalents, beginning of year                  23,115,383        14,376,024         9,311,921
                                                                   -----------       -----------       -----------

      Cash and cash equivalents, end of year                       $34,224,753       $23,115,383       $14,376,024
                                                                   ===========       ===========       ===========


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

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

                                     ASSETS

         Cash and cash equivalents                         $  9,651,769
         Investment securities                               29,717,834
         Loans, net                                          51,061,735
         Goodwill                                             6,891,959
         Identifiable intangible asset                          946,073
         Other assets                                         1,465,727
                                                           ------------

         Total assets                                      $ 99,735,097
                                                           ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

         Noninterest-bearing deposits                      $ 11,949,766
         Interest-bearing deposits                           70,575,256
         Other liabilities                                      710,075
         Shareholders' equity                                16,500,000
                                                           ------------

         Total liabilities and shareholder's equity        $ 99,735,097
                                                           ============

Goodwill recorded in the acquisition of City has been accounted for in accordance with SFAS No. 142. Accordingly, goodwill has not been amortized, rather it has been tested for impairment. The goodwill and identifiable intangible asset recorded are not deductible for federal income tax purposes. The proforma impact of City is insignificant to the Company's financial statements.

Cash flow information relative to the acquisition of City is, as follows:

         Fair value of assets acquired                     $ 99,735,097
         Cash paid for the capital stock of City             16,500,000
                                                           ------------

         Liabilities assumed                               $ 83,235,097
                                                           ============

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

18. CASH FLOW INFORMATION:
    ----------------------

Supplemental information on cash flows and noncash transactions is as follows:


                                                                               Year Ended December 31,
                                                                   ---------------------------------------------
                                                                       2003             2002             2001
                                                                   -----------       -----------     -----------

    Supplemental cash flow information:
      Interest paid                                               $17,572,092       $25,704,950     $46,243,602
       Federal income taxes paid                                    14,063,418        14,682,343      13,227,101

     Schedule of noncash investing and financing activities:
       Assets acquired through foreclosure                           1,117,256           553,840         628,797
       Loans to finance the sale of other real estate                   19,400                 -               -
       Retirement of treasury stock                                          -                 -       4,240,119
