Form 10-Q
period 2004-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2004-05-04
CIK 36029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                                 (325) 627-7155
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2004:

         Class                                      Number of Shares Outstanding
         -----                                      ----------------------------
Common Stock, $10.00 par value                               15,488,778
         per share

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

    Item                                                                 Page
    ----                                                                 ----


         Forward-Looking Statement Disclaimer                              3


      1.  Financial Statements                                             4


      2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                           10


      3.  Quantitative and Qualitative Disclosures About Market Risk      15

      4.  Controls and Procedures                                         15


                                     PART II

                                OTHER INFORMATION


      4.     Submission of Matters to a Vote of Security Holders          16

      6.     Exhibits and Reports on Form 8-K                             17

             Signatures                                                   18

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

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 2004 and 2003 and December 31, 2003, and the consolidated statements of earnings and comprehensive earnings for the three months ended March 31, 2004 and 2003, changes in shareholders' equity for the three months ended March 31, 2004 and the year ended December 31, 2003, and cash flows for the three months ended March 31, 2004 and 2003, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         March 31,                    December 31,
                                                                          -------------------------------------
                                                                                 2004                 2003                2003
                                                                          -----------------    ----------------    ----------------
ASSETS                                                                                  (Unaudited)
   Cash and due from banks                                                $      88,504,777    $     91,461,122    $    111,940,573
   Federal funds sold                                                            15,175,000          17,875,000           1,900,000
                                                                          -----------------    ----------------    ----------------
     Cash and cash equivalents                                                  103,679,777         109,336,122         113,840,573

   Interest-bearing deposits in banks                                               282,328           4,830,932             876,839

   Investment securities:
     Securities held-to-maturity (market value of $131,748,477,
        $188,678,415 and $138,594,081 at March 31, 2004 and
        2003 and December 31, 2003, respectively)                               124,326,152         178,714,336         131,326,111
     Securities available-for-sale, at fair value                               806,103,397         671,593,468         778,976,003
                                                                          -----------------    ----------------    ----------------
           Total investment securities                                          930,429,549         850,307,804         910,302,114

   Loans                                                                        965,731,085         955,650,393         987,523,103
     Less: Allowance for loan losses                                            (11,791,894)        (11,363,556)        (11,576,299)
                                                                          -----------------    ----------------    ----------------
   Net loans                                                                    953,939,191         944,286,837         975,946,804

   Bank premises and equipment, net                                              43,542,359          41,084,401          43,902,112
   Goodwill and intangible assets                                                24,683,882          24,836,999          24,717,671
   Other assets                                                                  21,136,926          21,721,426          22,985,321
                                                                          -----------------    ----------------    ----------------

TOTAL ASSETS                                                              $   2,077,694,012    $  1,996,404,521    $  2,092,571,434
                                                                          =================    ================    ================

LIABILITIES
   Noninterest-bearing deposits                                           $     455,106,813    $    431,520,958    $    472,574,590
   Interest-bearing deposits                                                  1,319,173,214       1,291,883,993       1,323,696,580
                                                                          -----------------    ----------------    ----------------
     Total deposits                                                           1,774,280,027       1,723,404,951       1,796,271,170

   Dividends payable                                                              4,800,760           4,328,601           4,798,948
   Securities sold under agreements to repurchase                                15,438,499          12,489,786          28,975,167
   Other liabilities                                                             19,799,989          15,983,244          11,039,392
                                                                          -----------------    ----------------    ----------------

     Total liabilities                                                        1,814,319,275       1,756,206,582       1,841,084,677
                                                                          -----------------    ----------------    ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $10 par value; authorized 20,000,000 shares; 15,486,322,
     15,459,289 and 15,480,679 shares issued and outstanding
     at March 31, 2004 and 2003 and December 31, 2003, respectively             154,863,220         154,592,890         154,806,790
   Capital surplus                                                               58,293,285          58,103,956          58,253,180
   Retained earnings                                                             36,568,622          18,849,930          31,276,464
   Accumulated other comprehensive income                                        13,649,610           8,651,163           7,150,323
                                                                          -----------------    ----------------    ----------------

     Total shareholders' equity                                                 263,374,737         240,197,939         251,486,757
                                                                          -----------------    ----------------    ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $   2,077,694,012    $  1,996,404,521    $  2,092,571,434
                                                                          =================    ================    ================


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                            Three Months Ended March 31,
                                                        ----------------------------------
                                                             2004                2003
                                                        --------------     ---------------
 INTEREST INCOME
      Interest and fees on loans                        $   14,018,537     $    14,786,550
      Interest on investment securities:
             Taxable                                         7,519,478           7,678,820
             Exempt from federal income tax                  2,403,116           1,745,746
      Interest on federal funds sold and
         interest-bearing deposits in banks                     69,677             141,695
                                                        --------------     ---------------
         Total interest income                              24,010,808          24,352,811

 INTEREST EXPENSE
      Interest-bearing deposits                              3,574,648           4,650,611
      Other                                                     52,335              67,728
                                                        --------------     ---------------
         Total interest expense                              3,626,983           4,718,339
                                                        --------------     ---------------

 NET INTEREST INCOME                                        20,383,825          19,634,472
      Provision for loan losses                                178,000             510,501
                                                        --------------     ---------------

 NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                             20,205,825          19,123,971

 NONINTEREST INCOME
      Trust department income                                1,575,522           1,433,806
      Service fees on deposit accounts                       4,270,655           3,807,820
      ATM fees                                                 674,034             665,656
      Real estate mortgage fees                                423,627             684,363
      Net gain (loss) on sale of securities                     18,426                   -
      Net gain on sale of student loans                      1,791,858             236,515
      Net gain on sale of real estate and other assets         114,374               3,963
      Other                                                  1,034,217           1,239,849
                                                        --------------     ---------------
             Total noninterest income                        9,902,713           8,071,972

 NONINTEREST EXPENSE
      Salaries and employee benefits                         8,790,528           8,221,387
      Net occupancy expense                                    998,538             942,580
      Equipment expense                                      1,415,112           1,187,966
      Printing, stationery & supplies                          346,074             346,025
      Correspondent bank service charges                       383,656             395,055
      Amortization of intangible assets                         33,789              33,789
      Other expenses                                         3,921,855           3,985,749
                                                        --------------     ---------------
             Total noninterest expense                      15,889,552          15,112,551
                                                        --------------     ---------------

 EARNINGS BEFORE INCOME TAXES                               14,218,986          12,083,392
      Income tax expense                                     4,126,068           3,633,803
                                                        --------------     ---------------

 NET EARNINGS                                           $   10,092,918     $     8,449,589
                                                        ==============     ===============

 EARNINGS PER SHARE, BASIC                              $         0.65     $          0.55
                                                        ==============     ===============

 EARNINGS PER SHARE, ASSUMING DILUTION                  $         0.65     $          0.54
                                                        ==============     ===============

 DIVIDENDS PER SHARE                                    $         0.31     $          0.28
                                                        ==============     ===============


 See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                         Three Months Ended March 31,
                                                       --------------------------------
                                                            2004              2003
                                                       --------------    --------------
NET EARNINGS                                           $   10,092,918    $    8,449,589

   OTHER ITEMS OF COMPREHENSIVE EARNINGS:
    Change in unrealized gain on
      investment securities available-for-sale             10,017,329        (4,214,251)

    Reclassification adjustment for realized
     gains on investment securities
     included in net earnings, before income tax              (18,426)                -
                                                       --------------    --------------
                                                            9,998,903        (4,214,251)
          Total other items of comprehensive earnings

    Income tax expense related to other
     items of comprehensive earnings                       (3,499,616)        1,474,988
                                                       --------------    --------------


COMPREHENSIVE EARNINGS                                 $   16,592,205    $    5,710,326
                                                       ==============    ==============


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                   Accumulated
                                                                                           Other Comprehensive Income
                                                                                            -------------------------
                                                                                           Unrealized Gain
                                             Common Stock                                   on Securities  Minimum        Total
                                       -------------------------    Capital    Retained       Available-   Pension     Shareholders'
                                         Shares        Amount       Surplus    Earnings       for-sale     Liability      Equity
                                       ----------  ------------- ------------ ------------  ------------ ------------ -------------
Balances at December 31, 2002          12,364,201  $ 123,642,010 $ 58,087,687 $ 45,647,522  $ 12,830,709 $ (1,440,283)$ 238,767,645

     Net earnings                               -              -            -   35,304,800             -            -    35,304,800

     Five for four stock split,
          effected in the
          form of a 25% stock dividend  3,092,995     30,929,950            -  (30,929,950)            -            -             -

     Stock issuances                       23,483        234,830      165,493            -             -            -       400,323

     Cash dividends declared,
          $1.21 per share                       -              -            -  (18,745,908)            -            -   (18,745,908)

     Minimum liability pension
         adjustment, net of
         related taxes                          -              -            -            -             -      438,507       438,507

     Change in unrealized gain in
      investment securities
      available-for-sale,
      net of related income taxes               -              -            -            -    (4,678,610)           -    (4,678,610)
                                       ----------  ------------- ------------ ------------  ------------ ------------ -------------

Balances at December 31, 2003          15,480,679    154,806,790   58,253,180   31,276,464     8,152,099   (1,001,776)  251,486,757

     Net earnings (unaudited)                   -              -            -   10,092,918             -            -    10,092,918

     Stock issuances (unaudited)            5,643         56,430       40,105            -             -            -        96,535

     Cash dividends declared,
         $0.31 per share (unaudited)            -              -            -   (4,800,760)            -            -    (4,800,760)

     Change in unrealized gain in
       investment securities available-
       for-sale, net of related income
       taxes (unaudited)                        -              -            -            -     6,499,287            -     6,499,287
                                       ----------  ------------- ------------ ------------  ------------ ------------ -------------


Balances at March 31, 2004 (unaudited) 15,486,322  $ 154,863,220 $ 58,293,285 $ 36,568,622  $ 14,651,386 $ (1,001,776)$ 263,374,737
                                       ==========  ============= ============ ============  ============ ============ =============


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                                   Three Months Ended March 31,
                                                                                            ---------------------------------------
                                                                                                   2004                 2003
                                                                                            -----------------   -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                                          $      10,092,918   $         8,449,589
      Adjustments to reconcile net earnings to
          net cash provided by operating activities:
              Depreciation and amortization                                                         1,231,057             1,053,539
              Provision for loan losses                                                               178,000               510,501
              Premium amortization, net of discount accretion                                         778,647             1,101,460
              Gain on sale of assets                                                               (1,924,658)               (4,488)
              Deferred federal income tax benefit                                                     (79,691)             (128,602)
              Decrease (increase) in other assets                                                   1,367,840             2,452,801
              Increase in other liabilities                                                         5,340,674             4,295,139
                                                                                            -----------------   -------------------
                  Total adjustments                                                                 6,891,869             9,280,350
                                                                                            -----------------   -------------------
          Net cash provided by operating activities                                                16,984,787            17,729,939
                                                                                            -----------------   -------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease in interest-bearing deposits in banks                                              594,511            (2,506,507)
      Activity in available-for-sale securities:
          Sales                                                                                     6,462,322                     -
          Maturities                                                                               21,459,429            44,314,517
          Purchases                                                                               (46,943,370)         (149,554,799)
      Activity in held-to-maturity securities:
          Maturities                                                                                8,132,865            23,373,180
          Purchases                                                                                         -            (1,500,000)
      Net decrease (increase) in loans                                                            (35,244,064)            7,177,902
      Capital expenditures                                                                           (883,298)           (1,544,904)
      Proceeds from sale of assets                                                                 59,506,246                65,427
                                                                                            -----------------   -------------------
          Net cash used in investing activities                                                    13,084,641           (80,175,184)
                                                                                            -----------------   -------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in noninterest-bearing deposits                                     (17,467,777)            6,047,605
      Net increase (decrease) in interest-bearing deposits                                         (4,523,366)            5,795,130
      Net decrease  in securities sold under agreements to repurchase                             (13,536,668)          (14,219,208)
      Proceeds from stock issuances                                                                    96,535                48,569
      Dividends paid                                                                               (4,798,948)           (4,327,374)
                                                                                            -----------------   -------------------
          Net cash provided by (used in) financing activities                                     (40,230,224)           (6,655,278)
                                                                                            -----------------   -------------------

      Net decrease in cash and cash equivalents                                                   (10,160,796)          (69,100,523)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                   113,840,573           178,436,645
                                                                                            -----------------   -------------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $     103,679,777   $       109,336,122
                                                                                            =================   ===================

 SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
      Interest paid                                                                         $       4,052,268   $         4,860,537
      Federal income tax paid                                                                         140,000                     -
      Assets acquired through foreclosure                                                              94,808               845,804
      Loans to finance the sale of other real estate                                                  507,800                     -


 See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004, due to seasonality and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations.

Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months ended March 31, 2004 and 2003, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2004 and 2003, were 15,483,756 and 15,456,529 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2004 and 2003, were 15,558,525 and 15,512,345, respectively.

Note 3 - Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the three months ended March 31, 2004 and 2003.

Note 4 - Pension Plan

The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and a percentage of the employee's qualifying compensation during the final years of employment. The Company's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards. Contributions to the pension plan through December 31, 2003 were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Effective January 1, 2004, the pension plan was frozen whereby no additional years of service accrue to participants, unless the pension plan is subsequently reinstated. Under current accounting principles generally accepted in the United States and utilizing current assumptions, we do not expect any significant pension costs in 2004 and beyond as a result of this action. Accordingly, no amount of net periodic benefit cost was recorded in the three months ended March 31, 2004 as the interest cost component is generally offset with the expected return on plan assets.

The Company does not expect to make a contribution to the pension plan during the year ending December 31, 2004 as required by IRS funding standards.

Note 5 - Acquisition Announcement

On March 4, 2004, we entered into a stock purchase agreement with the principal shareholders of Liberty National Bank, Granbury, Texas. Pursuant to the purchase agreement and provided all of the shares of Liberty National Bank are tendered for purchase by the Company, the Company will pay approximately $12.8 million for all of the outstanding shares of Liberty National Bank. Acquisition of Liberty National Bank by the Company is subject to the approval of the Board of Governors of the Federal Reserve System and other federal and state regulatory authorities, as well as, subject to satisfaction of the conditions contained in the purchase agreement. If the transaction is approved by federal and state regulatory authorities, it is anticipated that the acquisition of Liberty National Bank by the Company will close in mid 2004. Conditioned upon completion of the above described transactions, Liberty National Bank will become a direct subsidiary of First Financial Bankshares of Delaware, Inc., our wholly owned Delaware bank holding company.

Liberty National Bank is located in the City of Granbury, Hood County, Texas, approximately 40 miles southwest of Fort Worth, Texas. Liberty National Bank was chartered in 1997 and as of March 31, 2004, had assets totaling approximately $60 million and shareholders' equity of $6.2 million.

Note 6 - Reclassifications

Certain prior period balances have been reclassified to conform with the current period presentation.

Note 7 - Increase in Authorized Shares

On April 27, 2004, the shareholders of the Company voted at the annual shareholder meeting to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000.

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Introduction

As a multi-bank financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges. Our primary source of funding for our loans are deposits we hold in our subsidiary banks. Our largest expenses are interest on these deposits and salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios, and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterset income.

The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in
Item 1 of this Form 10-Q as well as those included in the Company's 2003 Annual Report on Form 10-K.

Critical Accounting Policies
----------------------------

We prepare consolidated financial statements based on the selection of certain accounting policies, accounting principles generally accepted in the United
States and customary practices in the banking industry. These policies, in certain areas, require us to make significant estimates and assumptions.

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

Our periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners. We have developed a consistent, well-documented loan review methodology that includes allowances assigned to specific loans and nonspecific allowances, which are based on the factors noted in the prior sentence. While each subsidiary bank is responsible for the adequacy of its allowance, our independent loan review department is responsible for reviewing this evaluation for all of our subsidiary banks to ensure consistent methodology and overall adequacy.

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

Operating Results
-----------------

Three-months ended March 31, 2004 and 2003
------------------------------------------

Net income for the third quarter of 2004 totaled $10.1 million, an increase of $1.6 million or 19.4% for the same period last year. The earnings improvement over the same period for the prior year resulted primarily from an increase in the gain from sale of student loans of $1.6 million and an increase in net interest income of $749 thousand. We accelerated the sale of approximately $60 million in student loans in the 2004 first quarter recognizing a premium of $1.8 million, compared to a sale of approximately $16 million in student loans recognizing a premium of $237 thousand in the first quarter of 2003. We similarly accelerated the sale of approximately $53 million in loans in the 2003 second quarter recognizing a premium of $1.6 million. On a basic earnings per share basis, earnings amounted to $0.65 per share for the first quarter of 2004 as compared to $0.55 per share for the first quarter of 2003. Return on average assets and return on average equity for the first quarter of 2004 amounted to 1.96% and 15.85%, respectively. For the same periods in 2003, return on average assets and return on average equity amounted to 1.72% and 14.49%, respectively.

Tax equivalent net interest income for the first quarter of 2004 amounted to $21.6 million as compared to $20.6 million for the same period last year. Our rates on interest earning assets declined approximately 29 basis points while our rates paid on deposits declined 38 basis points. The increase in volume of average interest earning assets of $83.1 million offset the declines caused by the decline in interest rates. Average interest bearing liabilities increased $30.8 million, which only partially offset the decreased cost of funds from declines in interest rates. Average earning assets were $1.9 billion for the first quarter of 2004 which is 4.6% greater than the first quarter of 2003. Average interest bearing liabilities were $1.4 billion for the first quarter of 2004 which is 2.3% greater than the first quarter of 2003. The Company's interest spread increased to 4.26% for 2004 compared to 4.19% for 2003. The Company's net interest margin was 4.57% for the first quarter of 2004 compared to 4.58% for the same period of 2003.

The provision for loan losses for the first quarter of 2004 totaled $178 thousand compared to $511 thousand for the same period in 2003. Gross chargeoffs for the quarter ended March 31, 2004 totaled $241 thousand compared to $902 thousand for the same period of 2003. Recoveries of previously charged-off loans totaling $279 thousand in the quarter ended March 31, 2004 (as compared to $535 thousand in 2003) offset the chargeoffs experienced. On an annualized basis, net chargeoffs (recoveries) as a percentage of average loans was (0.02%) for the first quarter of 2004 as compared to 0.15% for the same period in 2003. The Company's allowance for loan losses totaled $11.8 million at March 31, 2004, virtually unchanged from the balance of $11.4 million at March 31, 2003. As a percentage of nonperforming loans, the Company's allowance amounted to 767.0% at March 31, 2004. As of March 31, 2004, management of the Company believes that the Company's balance in allowance for loan losses is adequate to provide for losses existing in its portfolio that are deemed uncollectible.

Total noninterest income for the first quarter of 2004 was $9.9 million, as compared to $8.1 million for the same period last year. Trust fees totaled $1.6 million for 2004, up $142 thousand over the same period in 2003 due to increased volume of trust assets managed and improvement in overall equity markets. Service fees on deposits totaled $4.3 million for the first quarter of 2004 compared to $3.8 million for the same period of 2003, an improvement of $463 thousand, due to increased fees from enhancements to the Company's overdraft privilege products. During the first quarter, the Company sold approximately $60 million in student loans recognizing a premium of $1.8 million. The Company capitalized on the opportunity to accelerate the sale of its student loans and receive a higher premium than normally received. We similarly accelerated the sale of approximately $53 million in loans in the 2003 second quarter recognizing a premium of $1.6 million. The Company's real estate mortgage fees declined from $684 thousand to $424 thousand as the Company experienced a slow down in the volume of refinancing.

Noninterest expense for the first quarter of 2004 amounted to $15.9 million as compared to $15.1 million for the same period in 2003. Salaries and benefits expense, the Company's largest noninterest expense item, increased 6.9% to $8.8 million in 2004, up $569 thousand over the same period in 2003. The primary cause of this increase was $270 thousand in additional profit sharing expense due to the overall increased net income. Net occupancy expense was relatively flat in the first quarter of 2004 compared to the first quarter of 2003.
Equipment expense increased $227 thousand in 2004 over 2003 due to the depreciation of new technology expenditures in the latter part of 2003 and first quarter of 2004 as the Company improved its technology infrastructure.

The Company's other expense decreased $64 thousand in the first quarter of 2004 compared to the first quarter of 2003. This is a result of Company wide efforts to curtail such expenses. We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. We decreased this ratio from 52.77% for the first quarter of 2003 to 50.40% for the first quarter of 2004.

Balance Sheet Review
--------------------

Total assets at March 31, 2004 amounted to $2.078 billion as compared to $2.093 billion at December 31, 2003, and $1.996 billion at March 31, 2003. Since December 31, 2003, loans decreased $21.8 million primarily as a result of the student loan sales referenced above. Deposits totaled $1.774 billion at March 31, 2004 compared to $1.796 billion at December 31, 2003, down 1.2%.

Loans at March 31, 2004, totaled $965.7 million as compared to $987.5 million at year-end 2003 and $955.7 million at March 31, 2003. As compared to March 31, 2003 amounts, loans at March 31, 2004 reflects (i) a $21.4 million increase in commercial, financial and agricultural loans; (ii) a $66.6 million increase in real estate loans; and (iii) a $78.8 million decrease in consumer and student loans. Investment securities at March 31, 2004, totaled $930.4 million as compared to $910.3 million at year-end 2003 and $850.3 million at March 31, 2003. The net unrealized gain, net of income tax in the investment portfolio at March 31, 2004, amounted to $14.7 million and had an overall tax equivalent yield of 4.87%. Since March 31, 2004, the bond market has experienced an increase in interest rates which as a result, although not yet quantified, could decrease our unrealized gain on our investment portfolio. At March 31, 2004, the Company did not hold any structured notes and management does not believe that their collateralized mortgage obligations have an interest, credit or other risk greater than their other investments. Total deposits at March 31, 2004, amounted to $1.774 billion as compared to $1.723 billion at March 31, 2003.

Nonperforming assets at March 31, 2004, totaled $2.5 million as compared to $3.2 million at December 31, 2003. The decrease resulted primarily from the collection of certain loans previously included in nonperforming loans. At 0.26% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Acquisition Announcement
------------------------

On March 4, 2004, we entered into a stock purchase agreement with the principal shareholders of Liberty National Bank, Granbury, Texas. Pursuant to the purchase agreement and provided all of the shares of Liberty National Bank are tendered for purchase by the Company, the Company will pay approximately $12.8 million for all of the outstanding shares of Liberty National Bank. Acquisition of Liberty National Bank by the Company is subject to the approval of the Board of Governors of the Federal Reserve System and other federal and state regulatory authorities, as well as, subject to satisfaction of the conditions contained in the purchase agreement. If the transaction is approved by federal and state regulatory authorities, it is anticipated that the acquisition of Liberty National Bank by the Company will close in mid 2004. Conditioned upon completion of the above described transactions, Liberty National Bank will become a direct subsidiary of First Financial Bankshares of Delaware, Inc., our wholly owned Delaware bank holding company.

Liberty National Bank is located in the City of Granbury, Hood County, Texas, approximately 40 miles southwest of Fort Worth, Texas. Liberty National Bank was chartered in 1997 and as of March 31, 2004, had assets totaling approximately $60 million and shareholders' equity of $6.2 million.

Liquidity and Capital
---------------------

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets, which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which includes core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to sell securities under agreement to repurchase, and an unfunded $20.0 million line of credit established with a nonaffiliated bank which matures on June 30, 2004. We expect to renew this line of credit at maturity under similar terms for another year.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at the subsidiary banks, management considers the current liquidity position to be adequate to meet short- and long-term liquidity needs.

We plan to fund the acquisition of Liberty National Bank with internal cash funds. In addition, we anticipate that any future additional acquisitions of financial institutions and expansion of branch locations could place a demand on our cash resources. Available cash at our parent company, available dividends from subsidiary banks, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

The Company's consolidated statements of cash flows are presented on page 8 of this report. Total equity capital amounted to $263.4 million at March 31, 2004, which was up from $251.5 million at year-end 2003 and $240.2 million at March 31, 2003. The Company's risk-based capital and leverage ratios at March 31, 2004 were 19.31% and 10.79%, respectively. The first quarter 2004 cash dividend of $0.31 per share totaled $4.8 million and represented 47.6% of first quarter earnings.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank have an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. As of March 31, 2004, management estimates that, over the next twelve months, an upward shift of interest rates by 150 basis points would result in an increase in projected net interest income of 3.63% and a downward shift of interest rates by 100 basis points would result in a reduction in projected net interest income of 7.06%. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at March 31, 2004, will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could in management's belief, be different from the foregoing estimates, and such results could be material.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk.


Item 4.   Controls and Procedures

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

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

                                     PART II

                                OTHER INFORMATION

Item 4.   Submission of Matter to a Vote of Security Holders

On April 27, 2004, the annual meeting of shareholders was held in Abilene, Texas. The following directors were elected at this meeting and the respective number of votes cast for and withheld:

                                               Votes                     Votes
          Director                              For                    Withheld
          --------                              ---                    --------
          Joseph E. Canon                   12,938,099                 151,113
          Mac A. Coalson                    12,981,256                 107,956
          David Copeland                    12,978,689                 110,523
          F. Scott Dueser                   12,714,700                 374,512
          Derrell E. Johnson                12,982,107                 107,105
          Kade L. Matthews                  12,982,147                 107,065
          Raymond A. McDaniel, Jr.          12,981,495                 107,717
          Bynum Miers                       12,981,433                 107,779
          Kenneth T. Murphy                 12,715,637                 373,575
          James M. Parker                   12,715,537                 373,675
          Jack D. Ramsey, M.D.              12,982,047                 107,165
          Dian Graves Stai                  12,981,527                 107,685
          F. L. Stephens                    12,982,147                 107,065
          Johnny E. Trotter                 12,978,427                 110,785

There were no votes against, abstentions or broker non-votes.

In addition, the shareholders voted to ratify the selection of Ernst & Young LLP to serve as the Company's independent public accountants for the year ending December 31, 2004 by a vote of 13,018,069 for, 7,176 against and 63,967 abstained. Also, the shareholders approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of the Company's stock to 40,000,000 by a vote of 12,560,044 for, 492,728 against and 36,440 abstained.

There were no other matters voted upon at the meeting.

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

3.1 Articles of Incorporation, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 1 of the Registrant's Amendment No. 2 to Form 8-A filed on Form 8-A/A No. 2 on November 21, 1995).
3.2 Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).
*3.3 Amendment to the Articles of Incorporation  of the Registrant,  dated April
     27, 2004.
*3.4 Amendment to Amended and Restated Bylaws of the Registrant, dated April 27,
     1994.
*3.5 Amendment to Amended and Restated Bylaws of the  Registrant,  dated October
     23,  2001.
4.1 Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).
10.1 Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit
     10.1 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.2 Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.3 Executive Recognition Plan (incorporated by reference from Exhibit 10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31,
     2002).
10.4 Form of Executive  Recognition  Agreement  (incorporated  by reference from
     Exhibit 10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.5 1992 Incentive  Stock Option Plan  (incorporated  by reference from Exhibit
     10.5 of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998).
10.6 2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant's Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders).
10.7 Revised Consulting Agreement dated January 1, 2004 between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.7 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2003).
*31.1 Rule 13a-14(a)/15(d)-14(a)  Certification  of Chief  Executive  Officer of
      First Financial Bankshares, Inc.
*31.2 Rule 13a-14(a)/15(d)-14(a)  Certification  of Chief  Financial  Officer of
      First Financial Bankshares, Inc.
*32.1 Section 1350 Certification  of Chief Executive  Officer of First Financial
      Bankshares, Inc.
*32.2 Section 1350 Certification  of Chief Financial  Officer of First Financial
      Bankshares, Inc.

----------------

*         Filed herewith


(b) On April 20, 2004, we furnished a report on Form 8-K relating to our earnings release for the quarter ended March 31, 2004. On March 4, 2004, we furnished a report on Form 8-K relating to our signing of a definitive agreement to acquire 100% of outstanding shares of Liberty National Bank, Granbury, Texas.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       FIRST FINANCIAL BANKSHARES, INC.


Date: May 3, 2004                      By:/S/ F. Scott Dueser
                                          -------------------------------------
                                          F. Scott Dueser
                                          President and Chief Executive Officer



Date: May 3, 2004                      By:/S/ J. Bruce Hildebrand
                                          -------------------------------------
                                          J. Bruce Hildebrand
                                          Executive Vice President and
                                          Chief Financial Officer

                                                                    Exhibit 3.3
                                                                    -----------

                                    AMENDMENT
                        TO THE ARTICLES OF INCORPORATION
                                       OF
                        FIRST FINANCIAL BANKSHARES, INC.

     Pursuant  to  the   provisions  of  Article  4.04  of  the  Texas  Business
Corporation Act, the undersigned Corporation hereby adopts the following Articles of Amendment to its Articles of Incorporation:

                                    ARTICLE I
                                    ---------

     The name of the Corporation is FIRST FINANCIAL BANKSHARES, INC.

                                   ARTICLE II
                                   ----------

     The following amendment to the Articles of Incorporation was adopted by the Shareholders of the Corporation on the 27th of April, 2004:

     Article Four of the Articles of Incorporation is hereby amended to read as follows:

          "The aggregate number of shares which the Corporation shall have authority to issue is FORTY MILLION (40,000,000) of the par value of TEN DOLLARS ($10.00) each."

                                   ARTICLE III
                                   -----------

     The date of the adoption of the amendment by the shareholders of the Corporation is April 27, 2004.

                                   ARTICLE IV
                                   ----------

     The amendment to the Articles of Incorporation has been approved in the manner required by the Texas Business Corporation Act and by the constituent documents of the Corporation.

     DATED this 27th day of April, 2004.

                                           FIRST FINANCIAL BANKSHARES, INC.


                                           By:      /s/ J. Bruce Hildebrand
                                                    ---------------------------
                                                    J. Bruce Hildebrand
                                                    Executive Vice President
                                                    and Chief Financial Officer

                                                                    Exhibit 3.4
                                                                    -----------


                               AMENDMENT TO BYLAWS
                               -------------------


Upon motion being duly made, seconded and unanimously carried, the following Amendment to the Amended and Restated Bylaws of First Financial Bankshares, Inc. was approved and adopted at the regular meeting of the Board of Directors, at which a quorum was present, held on April 26, 1994:

     "Section A
     ----------

     The name of this corporation shall be First Financial Bankshares, Inc."

     SIGNED AND CERTIFIED this 27th day of April, 1994.


                                                    /s/ Curtis R. Harvey
                                                   ----------------------------
                                                   CURTIS R. HARVEY
                                                   Executive Vice President and
                                                   Chief Financial Officer


ATTEST:


/s/ Sandy Lester
----------------
SANDY LESTER
Secretary

                                                                    Exhibit 3.5
                                                                    -----------



                              AMENDMENTS TO BY-LAWS
                              ---------------------


     Upon motion being duly made, seconded and unanimously carried, the following Amendments to the Amended and Restated By-Laws of First Financial Bankshares, Inc. were approved and adopted at the regular meeting of the Board of Directors, at which a quorum was present, held on October 23, 2001:

     Article II, Section B shall be amended to read as follows:

     "Section B
     ----------

     All certificates of stock shall be signed by the Chairman of the Board, the President or the Executive Vice President/Chief Financial Officer, and the Secretary, and shall be sealed with the corporate seal. A facsimile signature may be used for either or both of such required signatures."


     The following Section G shall be added to Article II:

     "Section G
     ----------

     A facsimile signature may be used by the corporation's duly appointed Transfer Agent and Registrar in connection with the countersigning and registering of certificates of stock representing the shares of the corporation."


          SIGNED AND CERTIFIED this 23rd day of October, 2001.



ATTEST:


/s/ Sandy Lester                                 /s/ F. Scott Dueser
------------------------                         ------------------------------
Sandy Lester, Secretary                          F. Scott Dueser, President and
                                                 Chief Executive Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

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

Date:    May 3, 2004
                                 By:      /s/ F. SCOTT DUESER
                                          -------------------------------------
                                          F. Scott Dueser
                                          President and Chief Executive Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

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

Date:    May 3, 2004                By:      /s/ J. Bruce Hildebrand
                                             ----------------------------------
                                             J. Bruce Hildebrand
                                             Executive Vice President and Chief
                                             Financial Officer

                                                                   Exhibit 32.1
                                                                   ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 31, 2004 of First Financial Bankshares, Inc.

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

Dated:   May 3, 2004

                                               By:      /s/ F. SCOTT DUESER
                                                        -----------------------
                                                        F. Scott Dueser
                                                        Chief Executive Officer


Subscribed and sworn to before me this 3rd of May 2004.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2005

                                                                   Exhibit 32.2
                                                                   ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the annual report on Form 10-Q (the "Form 10-Q") for the quarter ended March 31, 2004 of First Financial Bankshares, Inc.

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


Dated:   May 3, 2004

                                               By:      /s/ J. Bruce Hildebrand
                                                        -----------------------
                                                        J. Bruce Hildebrand
                                                        Chief Financial Officer


Subscribed and sworn to before me this 3rd of May, 2004.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2005