Form 10-Q
period 2004-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2004-08-03
CIK 36029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2004:

         Class                                      Number of Shares Outstanding
------------------------------                      ----------------------------
Common Stock, $10.00 par value
        per share                                              15,496,153

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

    Item                                                                   Page
    ----                                                                   ----


          Forward-Looking Statement Disclaimer                               3


     1.   Financial Statements                                               3


     2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               11


     3.   Quantitative and Qualitative Disclosures About Market Risk        17


     4.   Controls and Procedures                                           17


                                     PART II

                                OTHER INFORMATION


     6.   Exhibits and Reports on Form 8-K                                  18


          Signatures                                                        19

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

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 2004 and 2003 and December 31, 2003, and the consolidated statements of earnings and comprehensive earnings (loss) for the three and six months ended June 30, 2004 and 2003, changes in shareholders' equity for the six months ended June 30, 2004 and the year ended December 31, 2003, and cash flows for the six months ended June 30, 2004 and 2003, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,                     December 31,
                                                                           ----------------------------------     ---------------
                                                                                2004                2003                2003
                                                                           --------------     ---------------     ---------------
ASSETS                                                                                 (Unaudited)
   Cash and due from banks                                                $    82,663,662    $    104,575,826    $    111,940,573
   Federal funds sold                                                                   -          43,725,000           1,900,000
                                                                           --------------     ---------------     ---------------
     Cash and cash equivalents                                                 82,663,662         148,300,826         113,840,573

   Interest-bearing deposits in banks                                             657,177           5,219,177             876,839

   Investment securities:
     Securities held-to-maturity (market value of $114,016,943,
        $179,751,258 and $138,594,081 at June 30, 2004,
        June 30, 2003 and December 31, 2003, respectively)                    109,861,289         168,667,372         131,326,111
     Securities available-for-sale, at fair value                             794,608,889         710,513,311         778,976,003
                                                                           --------------     ---------------     ---------------
           Total investment securities                                        904,470,178         879,180,683         910,302,114

   Loans                                                                    1,009,796,488         920,941,697         987,523,103
     Less: Allowance for loan losses                                          (11,932,080)        (11,523,162)        (11,576,299)
                                                                           --------------     ---------------     ---------------
   Net loans                                                                  997,864,408         909,418,535         975,946,804

   Bank premises and equipment, net                                            44,726,782          40,995,682          43,902,112
   Goodwill and intangible assets                                              24,650,093          24,803,210          24,717,671
   Other assets                                                                25,674,102          20,407,757          22,985,321
                                                                           --------------     ---------------     ---------------

TOTAL ASSETS                                                              $ 2,080,706,402    $  2,028,325,870    $  2,092,571,434
                                                                           ==============     ===============     ===============

LIABILITIES
   Noninterest-bearing deposits                                           $   451,386,916    $    443,674,597    $    472,574,590
   Interest-bearing deposits                                                1,296,007,123       1,300,142,994       1,323,696,580
                                                                           --------------     ---------------     ---------------
     Total deposits                                                         1,747,394,039       1,743,817,591       1,796,271,170

   Dividends payable                                                            5,268,098           4,796,143           4,798,948
   Federal funds purchased and securities sold
     under agreements to repurchase                                            66,693,889          12,056,116          28,975,167
   Other liabilities                                                           12,048,876          16,475,782          11,039,392
                                                                           --------------     ---------------     ---------------

     Total liabilities                                                      1,831,404,902       1,777,145,632       1,841,084,677
                                                                           --------------     ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $10 par value; authorized 40,000,000 shares; 15,494,406,
     15,471,429 and 15,480,679 shares issued and outstanding
     at June 30, 2004, June 30, 2003 and December 31, 2003, respectively      154,944,060         154,714,290         154,806,790
   Capital surplus                                                             58,370,784          58,172,924          58,253,180
   Retained earnings                                                           40,468,037          23,238,355          31,276,464
   Accumulated other comprehensive income (loss)                               (4,481,381)         15,054,669           7,150,323
                                                                           --------------     ---------------     ---------------

     Total shareholders' equity                                               249,301,500         251,180,238         251,486,757
                                                                           --------------     ---------------     ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 2,080,706,402    $  2,028,325,870    $  2,092,571,434
                                                                           ==============     ===============     ===============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                            Three Months Ended June 30,            Six Months Ended June 30,
                                                        ----------------------------------    ---------------------------------
                                                             2004                2003               2004               2003
                                                        --------------     ---------------    --------------     --------------
 INTEREST INCOME
      Interest and fees on loans                        $   14,207,802     $    14,472,914    $   28,226,338     $   29,259,463
      Interest on investment securities:
             Taxable                                         7,202,703           7,577,369        14,781,869         15,256,189
             Exempt from federal income tax                  2,391,300           1,755,727         4,794,416          3,501,474
      Interest on federal funds sold and
         interest-bearing deposits in banks                     25,709             183,707           117,686            329,289
                                                        --------------     ---------------    --------------     --------------
         Total interest income                              23,827,514          23,989,717        47,920,309         48,346,415

 INTEREST EXPENSE
      Interest-bearing deposits                              3,458,893           4,454,474         7,033,541          9,108,972
      Other                                                    116,346              27,659           250,669             95,385
                                                        --------------     ---------------    --------------     --------------
         Total interest expense                              3,575,239           4,482,133         7,284,210          9,204,357
                                                        --------------     ---------------    --------------     --------------

 NET INTEREST INCOME                                        20,252,275          19,507,584        40,636,099         39,142,058
      Provision for loan losses                                308,250             225,867           486,250            736,368
                                                        --------------     ---------------    --------------     --------------

 NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                             19,944,025          19,281,717        40,149,849         38,405,690

 NONINTEREST INCOME
      Trust department income                                1,513,651           1,478,862         3,089,172          2,912,668
      Service fees on deposit accounts                       5,001,504           3,987,738         9,272,151          7,795,560
      ATM fees                                                 751,619             737,650         1,425,654          1,403,304
      Real estate mortgage fees                                551,162             815,331           974,789          1,499,694
      Net gain (loss) on sale of securities                          -              (4,752)           18,426             (4,752)
      Net gain on sale of student loans                        637,790           1,606,120         2,429,648          1,842,635
      Other                                                    897,410             887,775         2,046,009          2,125,295
                                                        --------------     ---------------    --------------     --------------
             Total noninterest income                        9,353,136           9,508,724        19,255,849         17,574,404

 NONINTEREST EXPENSE
      Salaries and employee benefits                         8,873,074           8,591,855        17,663,602         16,813,242
      Net occupancy expense                                  1,043,676           1,021,432         2,042,214          1,964,011
      Equipment expense                                      1,421,798           1,188,760         2,836,911          2,376,726
      Printing, stationery & supplies                          363,232             330,709           709,306            673,758
      Correspondent bank service charges                       398,118             364,606           781,774            759,660
      Amortization of intangible assets                         33,789              33,789            67,578             67,578
      Other expenses                                         4,364,394           3,988,980         8,286,248          7,971,414
                                                        --------------     ---------------    --------------     --------------
             Total noninterest expense                      16,498,081          15,520,131        32,387,633         30,626,389
                                                        --------------     ---------------    --------------     --------------

 EARNINGS BEFORE INCOME TAXES                               12,799,080          13,270,310        27,018,065         25,353,705
      Income tax expense                                     3,631,567           4,049,492         7,757,634          7,683,296
                                                        --------------     ---------------    --------------     --------------

 NET EARNINGS                                           $    9,167,513     $     9,220,818    $   19,260,431     $   17,670,409
                                                        ==============     ===============    ==============     ==============

 EARNINGS PER SHARE, BASIC                              $         0.59     $          0.60    $         1.24     $         1.14

 EARNINGS PER SHARE, ASSUMING DILUTION                  $         0.59     $          0.59    $         1.24     $         1.14

 DIVIDENDS PER SHARE                                    $         0.34     $          0.31    $         0.65     $         0.59

 See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) - (UNAUDITED)


                                                        Three Months Ended June 30,           Six Months Ended June 30,
                                                     ----------------------------------    --------------------------------
                                                            2004               2003              2004              2003
                                                     ----------------    --------------    ---------------   --------------
NET EARNINGS                                         $      9,167,513    $    9,220,818    $    19,260,431   $   17,670,409

  OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
   Change in unrealized gain (loss) on
     investment securities available-for-sale             (27,893,832)        9,846,796        (17,876,503)       5,632,545

   Reclassification adjustment for realized
    losses (gains) on investment securities
    included in net earnings, before income tax                     -             4,752            (18,426)           4,752
                                                     ----------------    --------------    ---------------   --------------

  Total other items of comprehensive earnings (loss)      (27,893,832)        9,851,548        (17,894,929)       5,637,297

   Income tax expense (benefit) related to other
    items of comprehensive earnings                         9,762,841        (3,448,042)         6,263,225       (1,973,054)
                                                     ----------------    --------------    ---------------   --------------


COMPREHENSIVE EARNINGS (LOSS)                        $     (8,963,478)   $   15,624,324    $     7,628,727   $   21,334,652
                                                     ================    ==============    ===============   ==============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                Accumulated
                                                                                         Other Comprehensive Income
                                                                                          --------------------------
                                             Common Stock                               Unrealized Gain    Minimum        Total
                                      ------------------------    Capital     Retained   on Securities     Pension     Shareholders'
                                         Shares      Amount       Surplus     Earnings  Available-for-sale Liability      Equity
                                      ---------- ------------- ------------ ------------- ------------  ------------  -------------
Balances at December 31, 2002         12,364,201 $ 123,642,010 $ 58,087,687 $  45,647,522 $ 12,830,709  $ (1,440,283) $ 238,767,645

     Net earnings                              -             -            -    35,304,800            -             -     35,304,800

     Five for four stock split,
        effected in the
        form of a 25% stock dividend   3,092,995    30,929,950            -   (30,929,950)           -             -              -

     Stock issuances                      23,483       234,830      165,493             -            -             -        400,323

     Cash dividends declared,
         $1.21 per share                       -             -            -   (18,745,908)           -             -    (18,745,908)

     Minimum liability pension
         adjustment, net of
         related taxes                         -             -            -             -            -       438,507        438,507

     Change in unrealized gain in
        investment securities
        available-for-sale, net
        of related income taxes                -             -            -             -   (4,678,610)            -     (4,678,610)
                                      ---------- ------------- ------------ ------------- ------------  ------------  -------------

Balances at December 31, 2003         15,480,679   154,806,790   58,253,180    31,276,464    8,152,099    (1,001,776)   251,486,757

     Net earnings  (unaudited)                 -             -            -    19,260,431            -             -     19,260,431

     Stock issuances (unaudited)          13,727       137,270      117,604             -            -             -        254,874

     Cash dividends declared,
         $0.65 per share (unaudited)           -             -            -   (10,068,858)           -             -    (10,068,858)

     Change in unrealized gain (loss)
        in investment securities
        available-for-sale, net
        of related income
        taxes (unaudited)                      -             -            -             -  (11,631,704)            -    (11,631,704)
                                      ---------- ------------- ------------ ------------- ------------  ------------  -------------

Balances at June 30, 2004 (unaudited) 15,494,406 $ 154,944,060 $ 58,370,784 $  40,468,037 $ (3,479,605) $ (1,001,776) $ 249,301,500
                                      ========== ============= ============ ============= ============  ============  =============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                                    Six Months Ended June 30,
                                                                                            ---------------------------------------
                                                                                                   2004                 2003
                                                                                            -----------------   -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                                          $      19,260,431   $        17,670,409
      Adjustments to reconcile net earnings to
          net cash provided by operating activities:
              Depreciation and amortization                                                         2,450,526             2,096,240
              Provision for loan losses                                                               486,250               736,368
              Premium amortization, net of discount accretion                                       1,921,792             2,605,227
              Gain on sale of assets                                                               (2,564,603)           (1,841,847)
              Deferred federal income tax expense (benefit)                                            75,336              (741,823)
              Decrease (increase) in other assets                                                  (3,197,267)              314,400
              Increase in other liabilities                                                         7,197,372             5,400,899
                                                                                            -----------------   -------------------
                  Total adjustments                                                                 6,369,406             8,569,464
                                                                                            -----------------   -------------------
          Net cash provided by operating activities                                                25,629,837            26,239,873
                                                                                            -----------------   -------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease (increase) in interest-bearing deposits in banks                                   219,662            (2,894,752)
      Activity in available-for-sale securities:
          Sales                                                                                     6,444,774            41,152,973
          Maturities                                                                               44,683,106            97,745,538
          Purchases                                                                               (88,695,156)         (274,508,292)
      Activity in held-to-maturity securities:
          Maturities                                                                               23,600,915            33,212,829
          Purchases                                                                                         -            (1,500,000)
      Net decrease (increase) in loans                                                            (19,635,791)           43,665,569
      Capital expenditures                                                                         (3,255,540)           (2,479,791)
      Proceeds from sale of assets                                                                    334,525                81,027
                                                                                            -----------------   -------------------
          Net cash used in investing activities                                                   (36,303,505)          (65,524,899)
                                                                                            -----------------   -------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in noninterest-bearing deposits                                     (21,187,674)           18,201,244
      Net increase (decrease) in interest-bearing deposits                                        (27,689,457)           14,054,131
      Net (decrease) increase in federal funds purchased and
          securities sold under agreements to repurchase                                           37,718,722           (14,652,878)
      Proceeds from stock issuances                                                                   254,874               227,567
      Dividends paid                                                                               (9,599,708)           (8,680,857)
                                                                                            -----------------   -------------------
          Net cash provided by (used in) financing activities                                     (20,503,243)            9,149,207
                                                                                            -----------------   -------------------

      Net decrease in cash and cash equivalents                                                   (31,176,911)          (30,135,819)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 113,840,573           178,436,645
                                                                                            -----------------   -------------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $      82,663,662   $       148,300,826
                                                                                            =================   ===================

 SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
      Interest paid                                                                         $       7,807,825   $         8,828,151
      Federal income tax paid                                                                       7,680,193             7,533,118
      Assets acquired through foreclosure                                                             425,146               845,804
      Loans to finance the sale of other real estate                                                   18,800                     -


 See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004, due to seasonality and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations.

Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months and six months ended June 30, 2004 and 2003, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2004 and 2003, were 15,490,643 and 15,466,371 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six months ended June 30, 2004 and 2003, were 15,487,200 and 15,461,477 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the three months ended June 30, 2004 and 2003, were 15,561,547 and 15,519,299 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2004 and 2003, were 15,560,050 and 15,514,470, respectively.

Note 3 - Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the three months and six months ended June 30, 2004 and 2003.

Note 4 - Pension Plan

The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and a percentage of the employee's qualifying compensation during the final years of employment. The Company's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards. Contributions to the pension plan through December 31, 2003 were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Effective January 1, 2004, the pension plan was frozen whereby no additional years of service accrue to participants, unless the pension plan is subsequently reinstated. Under current accounting principles generally accepted in the United States and utilizing current assumptions, we do not expect any significant pension costs in 2004 and beyond as a result of this action. Accordingly, no amount of net periodic benefit cost was recorded in the three and six months ended June 30, 2004 as the interest cost component is generally offset with the expected return on plan assets.

The Company does not expect to make a contribution to the pension plan during the year ending December 31, 2004 as required by IRS funding standards.

Note 5 - Acquisition Announcement - Subsequent Event

On March 4, 2004, we entered into a stock purchase agreement with the principal shareholders of Liberty National Bank, Granbury, Texas. On July 26, 2004, the transaction was completed. Pursuant to the purchase agreement, the Company paid approximately $12.8 million for all of the outstanding shares of Liberty National Bank. Liberty National Bank is a direct subsidiary of First Financial Bankshares of Delaware, Inc., our wholly owned Delaware bank holding company.

Liberty National Bank is located in the City of Granbury, Hood County, Texas, approximately 40 miles southwest of Fort Worth, Texas. Liberty National Bank was chartered in 1997 and as of June 30, 2004, had assets totaling approximately $60 million and shareholders' equity of approximately $6.2 million.

Note 6 - Increase in Authorized Shares

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

Operating Results
-----------------

Three months ended June 30, 2004 and 2003
-----------------------------------------

Net income for the second quarter of 2004 totaled $9.17 million, a decrease of $53,305 or 0.58% for the same period last year. The primary reason for the slight decline in net income in the second quarter was the difference in the amount of student loan sales in this year's second quarter compared to the same quarter last year. During the second quarter of 2003, the Company had a $1.6 million gain from the sale of $53 million in student loans, compared to $638,000 in gains from $17 million in student loan sales in the second quarter of 2004. A large $1.6 million gain from the sale of $60 million in student loans was recognized in the first quarter of 2004. On a basic earnings per share basis, earnings amounted to $0.59 per share for the second quarter of 2004 as compared to $0.60 per share for the second quarter of 2003. Return on average assets and return on average equity for the second quarter of 2004 amounted to 1.77% and 14.50%, respectively. For the same period in 2003, return on average assets and return on average equity amounted to 1.84% and 15.09%, respectively.

Tax equivalent net interest income for the second quarter of 2004 amounted to $21.5 million as compared to $20.4 million for the same period last year. Our rates on interest earning assets declined approximately 16 basis points while our rates paid on deposits declined 31 basis points. The increase in volume of average interest earning assets of $76.0 million offset the decline caused by interest rates. Average interest bearing liabilities increased $41.2 million, which only partially offset the decreased cost of funds from the decline in interest rates. Average earning assets were $1.920 billion for the second quarter of 2004 which is 4.1% greater than the second quarter of 2003. Average interest bearing liabilities were $1.353 billion for the second quarter of 2004 which is 3.1% greater than the second quarter of 2003. The Company's interest spread increased to 4.19% for 2004 compared to 4.04% for 2003. The Company's net interest margin was 4.51% for the second quarter of 2004 compared to 4.44% for the same period of 2003.

The provision for loan losses for the second quarter of 2004 totaled $308 thousand compared to $226 thousand for the same period in 2003. Gross chargeoffs for the quarter ended June 30, 2004 totaled $317 thousand compared to $347 thousand for the same period of 2003. Recoveries of previously charged-off loans totaling $149 thousand in the quarter ended June 30, 2004 (as compared to $281 thousand in 2003) offset the chargeoffs experienced. On an annualized basis, net chargeoffs as a percentage of average loans was 0.07% for the second quarter of 2004 as compared to 0.03% for the same period in 2003. The Company's allowance for loan losses totaled $11.9 million at June 30, 2004, as compared to $11.5 million at June 30, 2003. As a percentage of nonperforming loans, the Company's allowance amounted to 690.7% at June 30, 2004. As of June 30, 2004, management of the Company believes that the Company's balance in allowance for loan losses is adequate to provide for losses existing in its portfolio that are deemed uncollectible.

Total noninterest income for the second quarter of 2004 was $9.4 million, as compared to $9.5 million for the same period last year. Trust fees totaled $1.514 million for the second quarter of 2004, up 2.4% over the same period in 2003. Service fees on deposits totaled $5.002 million for the second quarter of 2004 compared to $3.988 million for the same period of 2003, an improvement of $1.014 million, due to increased volume from enhancements to the Company's overdraft privilege products. During the second quarter of 2003, the Company had a $1.6 million gain from the sale of $53 million in student loans, compared to $638,000 in gains from $17 million in student loan sales in the second quarter of 2004. A large $1.8 million gain from the sale of $60 million in student loans was recognized in the first quarter of 2004. The Company's real estate mortgage fees declined from $815 thousand to $551 thousand as the Company experienced a slow down in the volume of refinancing.

Noninterest expense for the second quarter of 2004 amounted to $16.5 million as compared to $15.5 million for the same period in 2003. Salaries and benefits expense, the Company's largest noninterest expense item, increased 3.3% to $8.9 million in the second quarter of 2004, up $281 thousand over the same period in 2003. The primary cause of this increase was the overall pay increases effected in March 2004. Net occupancy expense was relatively flat in the second quarter of 2004 compared to the second quarter of 2003. Equipment expense increased $233 thousand in the second quarter of 2004 over the same period of 2003 due to the depreciation of new technology expenditures in the latter part of 2003 and continuing in 2004 as the Company improved its technology infrastructure.

The Company's other expense increased $375 thousand in the second quarter of 2004 compared to the second quarter of 2003 due primarily to professional fees from the implementation of the enhanced overdraft privilege program and telephone consulting fees.

We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. This ratio was 53.49% for the second quarter of 2004 compared to 51.88% for the second quarter of 2003, due primarily to the decline in noninterest income, the largest of which was related to student loans.

Six-months ended June 30, 2004 and 2003
---------------------------------------

Net income for the six months of 2004 totaled $19.26 million, an increase of $1.59 million or 9.0% for the same period last year. On a basic earnings per share basis, earnings amounted to $1.24 per share as compared to $1.14 per share for the six months of 2003. During the six month 2004 period, the Company continued to increase its net interest income, 3.8% over the prior 2003 period, and experienced an 18.9% increase in total service fees on deposits, all contributing factors to strong growth for the six month period. Return on average assets and return on average equity for the first six months of 2004 amounted to 1.85% and 15.21%, respectively. For the same periods in 2003, return on average assets and return on average equity amounted to 1.78% and 14.70%, respectively.

Tax equivalent net interest income for the first six months of 2004 amounted to $43.1 million as compared to $41.2 million for the same period last year, an increase of $1.9 million. Our rates on interest earning assets declined approximately 27 basis points while our rates paid on deposits declined 34 basis points. The increase in volume of average earning assets of $91 million offset the decline caused by interest rates. Average interest bearing liabilities increased $47 million, which only partially offset the decreased cost of funds from the decline in interest rates. Average earning assets were $1.923 billion for the first six months of 2004 which is 4.9% greater than the same period in 2003. Average interest bearing liabilities were $1.363 billion for the first six months of 2004 which is 3.6% greater than the same period of 2003. The Company's net interest spread improved to 4.20% for 2004 compared to 4.13% for 2003. The Company's net interest margin was 4.51% for the first six months of 2004, unchanged compared to the first six months of 2003.

The provision for loan losses for the first six months of 2004 totaled $486 thousand compared to $736 thousand for the same period in 2003. Gross chargeoffs for the six months ended June 30, 2004 totaled $559 thousand compared to $1.25 million for the same period of 2003. Recoveries of previously charged-off loans totaling $428 thousand in the six months ended June 30, 2004 (as compared to $817 thousand in 2003) offset the increase in chargeoffs experienced in the first six months of 2004. On an annualized basis, net chargeoffs as a percentage of average loans was 0.3% for the first six months of 2004 as compared to 0.9% for the same period in 2003. The Company's allowance for loan losses totaled $11.9 million at June 30, 2004 compared to $11.5 million at June 30, 2003, the increase due primarily to an overall increase in loans, net of the sale of student loans. As a percentage of nonperforming loans, the Company's allowance amounted to 690.7% at June 30, 2004. As of June 30, 2004, management of the Company believes that the Company's balance in allowance for loan losses is adequate to provide for losses existing in its portfolio that are deemed uncollectible.

Total noninterest income for the first six months of 2004 was $19.3 million, as compared to $17.6 million for the same period last year. During the six month period, the Company sold $77 million in student loans recognizing a gain of $2.4 million in 2004 as compared to selling $53 million in loans resulting in $1.8 million in gains in 2003. Real estate mortgage fees decreased to $975 thousand for the first six months of 2004 from $1.5 million in the same period of 2003 as the Company saw the level of refinancings decline from 2003 levels. Trust fees totaled $3.1 million for 2004, up from $2.9 million in 2003, as the Company experienced a 9.9% increase in trust assets managed. Service fees on deposits increased 18.9% to $9.3 million due to increased volume from enhancements to the Company's overdraft privilege products.

Noninterest expense for the first six months of 2004 amounted to $32.4 million compared to $30.6 million for the same period in 2003, an increase of 5.8%. Salaries and benefits expense, the Company's largest noninterest expense item, increased 5.1% to $17.7 million in 2004 due to annual salary increases and an increase in profit sharing expense from increased net income. Net occupancy expense was relatively flat in the first six months of 2004 compared to the first six months of 2003. Equipment expense increased $460 thousand in 2004 over 2003 due to depreciation of new technology expenditures in the latter part of 2003 and continuing in 2004 as the Company improved its technology infrastructure.

The Company's other expense increased $315 thousand for the first six months of 2004 compared to the same period in 2003, a 3.9% increase, due primarily to professional fees from the implementation of the enhanced overdraft privilege products and telephone consulting fees.

We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our goal is to continue to decrease the ratio, which indicates what we believe to be a more efficiently run company. We improved this ratio to 51.93% for the first six months of 2004 compared to 52.35% for the first six months of 2003.

Balance Sheet Review
--------------------

Total assets at June 30, 2004 amounted to $2.081 billion as compared to $2.093 billion at December 31, 2003, and $2.028 billion at June 30, 2003. Since December 31, 2003, loans have increased $22.3 million even though student loans declined from the sales discussed above. Deposits totaled $1.747 billion at June 30, 2004 compared to $1.796 billion at December 31, 2003, down 2.7%.

Loans at June 30, 2004, totaled $1.010 billion as compared to $987.5 million at year-end 2003 and $920.9 million at June 30, 2003. As compared to June 30, 2003 amounts, loans at June 30, 2004 reflects (i) a $38.7 million increase in commercial, financial and agricultural loans; (ii) a $82.3 million increase in real estate loans; and (iii) a $9.2 million decrease in consumer loans.

Investment securities at June 30, 2004, totaled $904.5 million as compared to $910.3 million at year-end 2003 and $879.2 million at June 30, 2003. The net unrealized loss, net of income tax in the available-for-sale investment portfolio at June 30, 2004, amounted to $3.5 million and had an overall tax equivalent yield of 4.63%. Since December 31, 2003, the bond market has experienced an increase in interest rates which as a result, decreased our unrealized gain on our investment portfolio. At June 30, 2004, the Company did not hold any structured notes and management does not believe that their collateralized mortgage obligations have an interest, credit or other risk greater than their other investments.

The following table discloses, as of June 30, 2004, our investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):


                                  Less than 12 Months             12 Months or Longer                 Total
                                -----------------------          ----------------------        ---------------------
                                   Fair       Unrealized            Fair      Unrealized        Fair       Unrealized
                                   Value         Loss               Value         Loss          Value         Loss
                                ----------      -------          -----------     ------        --------     --------
U.S. Treasury securities
  and obligations of
  U.S. government
  sponsored-enterprises
  and agencies                  $  133,694      $ 3,163          $    15,417     $  842        $149,111     $  4,005
Obligations of state and
  political subdivisions           64,600        2,902               15,116      1,557          79,716        4,459
Mortgage-backed securities        142,306        2,722               73,420      2,786         215,726        5,508


We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 529. We do not believe these unrealized losses are "other than temporary" as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, (2) it is not probable that the Company will be unable to collect the amounts contractually due and (3) no decision to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising rates at June 30, 2004, in relation to previous rates in the early part of 2004. The duration of these investments is less than 5 years for all securities other than the municipal bonds, which is less than 15 years. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Nonperforming assets at June 30, 2004, totaled $2.5 million as compared to $3.2 million at December 31, 2003. The decrease resulted primarily from the collection of certain loans previously included in nonperforming loans. At 0.25% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Acquisition Announcement
------------------------

On March 4, 2004, we entered into a stock purchase agreement with the principal shareholders of Liberty National Bank, Granbury, Texas. On July 26, 2004 the transaction was completed. Pursuant to the purchase agreement, the Company paid approximately $12.8 million for all of the outstanding shares of Liberty National Bank. Liberty National Bank is a direct subsidiary of First Financial Bankshares of Delaware, Inc., our wholly owned Delaware bank holding company.

Liberty National Bank is located in the City of Granbury, Hood County, Texas, approximately 40 miles southwest of Fort Worth, Texas. Liberty National Bank was chartered in 1997 and as of June 30, 2004, had assets totaling approximately $60 million and shareholders' equity of $6.2 million.

Liquidity and Capital
---------------------

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Liquidity is provided by assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which includes core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to sell securities under agreements to repurchase, and an unfunded $20.0 million line of credit established with a nonaffiliated bank which matured on June 30, 2004. We expect to renew this line of credit at maturity under similar terms for another year.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at the subsidiary banks, management considers the current liquidity position to be adequate to meet short- and long-term liquidity needs.

We funded the acquisition of Liberty National Bank with internal cash funds. We anticipate that any future additional acquisitions of financial institutions and expansion of branch locations could place a demand on our cash resources. Available cash at our parent company, available dividends from our subsidiary banks, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

The Company's consolidated statements of cash flows are presented on page 8 of this report. Total equity capital amounted to $249.3 million at June 30, 2004, down slightly from $251.5 million at year-end 2003 and $251.2 million at June 30, 2003, primarily as a result of the decrease in fair value of our available-for-sale securities as a result of rising interest rates. The Company's risk-based capital and leverage ratios at June 30, 2004 were 19.87% and 10.95%, respectively. The second quarter 2004 cash dividend of $0.34 per share totaled $5.3 million and represented 57.5% of second quarter earnings.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank have an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. As of June 30, 2004, management estimates that, over the next twelve months, an upward shift of interest rates by 150 basis points would result in an increase in projected net interest income of 1.58% and a downward shift of interest rates by 100 basis points would result in a reduction in projected net interest income of 4.84%. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at June 30, 2004, will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could in management's belief, be different from the foregoing estimates, and such results could be material.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk.


Item 4.   Controls and Procedures

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14 (c) and Rule 15d - 14 (c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of June 30, 2004.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                                     PART II

                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (a)   The following exhibits are filed as part of this report:

     3.1  Articles  of  Incorporation,   and  all  amendments  thereto,  of  the
          Registrant (incorporated by reference from Exhibit 1 of the Registrant's Amendment No. 2 to Form 8-A filed on Form 8-A/A No. 2 on November 21, 1995).
     3.2 Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).
     3.3 Amendment to the Articles of Incorporation of the Registrant, dated April 27, 2004 (incorporated by reference from Exhibit 3.3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2004).
     3.4 Amendment to Amended and Restated Bylaws of the Registrant, dated April 27, 1994 (incorporated by reference from Exhibit 3.4 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2004).
     3.5 Amendment to Amended and Restated Bylaws of the Registrant, dated October 23, 2001 (incorporated by reference from Exhibit 3.5 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2004).
     4.1 Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).
    10.1 Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from
          Exhibit 10.1 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
    10.2 Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
    10.3  Executive  Recognition  Plan  (incorporated  by reference from Exhibit
          10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
    10.4 Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
    10.5  1992  Incentive  Stock Option Plan  (incorporated  by  reference  from
          Exhibit 10.5 of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998).
    10.6 2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant's Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders).
    10.7 Revised Consulting Agreement dated January 1, 2004 between the Registrant and Kenneth T. Murphy (incorporated by reference from
          Exhibit 10.7 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2003).
   *31.1 Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.
   *31.2 Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.
   *32.1 Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.
   *32.2 Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.
----------------
*         Filed herewith

(b) On July 20, 2004, we furnished a report on Form 8-K relating to our earnings release for the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        FIRST FINANCIAL BANKSHARES, INC.


Date: August 3, 2004                    By:/S/ F. Scott Dueser
                                           -------------------
                                           F. Scott Dueser
                                           President and Chief Executive Officer



Date: August 3, 2004                    By:/S/ J. Bruce Hildebrand
                                           -----------------------
                                           J. Bruce Hildebrand
                                           Executive Vice President and
                                           Chief Financial Officer

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

Date:    August 3, 2004
                                  By:      /s/ F. SCOTT DUESER
                                           -------------------------------------
                                           F. Scott Dueser
                                           President and Chief Executive Officer

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

Date:    August 3, 2004              By:      /s/ J. Bruce Hildebrand
                                              ----------------------------------
                                              J. Bruce Hildebrand
                                              Executive Vice President and Chief
                                              Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2004 of First Financial Bankshares, Inc.

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


Dated:   August 3, 2004

                                            By:      /s/ F. SCOTT DUESER
                                                     ---------------------------
                                                     F. Scott Dueser
                                                     Chief Executive Officer


Subscribed and sworn to before me this 3rd of August, 2004.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2005

                                                                    Exhibit 32.2
                                                                    ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the annual report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2004 of First Financial Bankshares, Inc.

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


Dated:   August 3, 2004

                                            By:      /s/ J. Bruce Hildebrand
                                                     ---------------------------
                                                     J. Bruce Hildebrand
                                                     Chief Financial Officer


Subscribed and sworn to before me this 3rd of August, 2004.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2005