Form 10-Q
period 2004-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2004-11-08
CIK 36029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 2004:

         Class                                      Number of Shares Outstanding
         -----                                      ----------------------------
Common Stock, $10.00 par value
         per share                                             15,501,477

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

    Item                                                                 Page
    ----                                                                 ----


             Forward-Looking Statement Disclaimer                          3


      1.     Financial Statements                                          3


      2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          12


      3.     Quantitative and Qualitative Disclosures About Market Risk   19


      4.     Controls and Procedures                                      19


                                     PART II

                                OTHER INFORMATION


      6.     Exhibits and Reports on Form 8-K                             21


             Signatures                                                   22

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

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 2004 and 2003 and December 31, 2003, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2004 and 2003, changes in shareholders' equity for the nine months ended September 30, 2004 and the year ended December 31, 2003, and cash flows for the nine months ended September 30, 2004 and 2003, follow on pages 4 through 8.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                      September 30                 December 31,
                                                                          -----------------------------------    ----------------
                                                                                2004                2003                2003
                                                                          ---------------    ----------------    ----------------
ASSETS                                                                                 (Unaudited)
   Cash and due from banks                                                $    88,658,958    $    110,524,394    $    111,940,573
   Federal funds sold                                                           7,750,000          30,750,000           1,900,000
                                                                          ---------------    ----------------    ----------------
     Cash and cash equivalents                                                 96,408,958         141,274,394         113,840,573

   Interest-bearing deposits in banks                                             611,072           1,491,978             876,839

   Investment securities:
     Securities held-to-maturity (market value of $102,506,374,
        $157,974,511 and $138,594,081 at September 30, 2004,
        September 30, 2003 and December 31, 2003, respectively)                97,995,810         148,816,926         131,326,111
     Securities available-for-sale, at fair value                             794,986,243         751,767,671         778,976,003
                                                                          ---------------    ----------------    ----------------
           Total investment securities                                        892,982,053         900,584,597         910,302,114

   Loans                                                                    1,125,939,593         948,521,401         987,523,103
     Less: Allowance for loan losses                                          (13,679,833)        (11,461,925)        (11,576,299)
                                                                          ---------------    ----------------    ----------------
   Net loans                                                                1,112,259,760         937,059,476         975,946,804

   Bank premises and equipment, net                                            47,602,377          42,844,071          43,902,112
   Goodwill and intangible assets                                              31,824,033          24,769,421          24,717,671
   Other assets                                                                24,063,241          21,834,825          22,985,321
                                                                          ---------------    ----------------    ----------------

TOTAL ASSETS                                                              $ 2,205,751,494    $  2,069,858,762    $  2,092,571,434
                                                                          ===============    ================    ================

LIABILITIES
   Noninterest-bearing deposits                                           $   486,255,460    $    446,795,912    $    472,574,590
   Interest-bearing deposits                                                1,361,142,598       1,341,546,877       1,323,696,580
                                                                          ---------------    ----------------    ----------------
     Total deposits                                                         1,847,398,058       1,788,342,789       1,796,271,170

   Dividends payable                                                            5,270,500           4,797,333           4,798,948
   Federal funds purchased and securities sold
     under agreements to repurchase                                            72,000,304          13,933,662          28,975,167
   Other liabilities                                                           16,750,955          13,696,413          11,039,392
                                                                          ---------------    ----------------    ----------------

     Total liabilities                                                      1,941,419,817       1,820,770,197       1,841,084,677
                                                                          ---------------    ----------------    ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $10 par value; authorized 40,000,000 shares;
     15,501,471, 15,475,767 and 15,480,679 shares issued and
     outstanding at September 30, 2004, September 30, 2003
     and December 31, 2003, respectively                                      155,014,710         154,757,670         154,806,790
   Capital surplus                                                             58,431,930          58,215,719          58,253,180
   Retained earnings                                                           45,050,364          27,555,147          31,276,464
   Accumulated other comprehensive income                                       5,834,673           8,560,029           7,150,323
                                                                          ---------------    ----------------    ----------------

     Total shareholders' equity                                               264,331,677         249,088,565         251,486,757
                                                                          ---------------    ----------------    ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 2,205,751,494    $  2,069,858,762    $  2,092,571,434
                                                                          ===============    ================    ================


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                         Three Months Ended September 30,      Nine Months Ended September 30,
                                                        ----------------------------------    ---------------------------------
                                                             2004                2003               2004               2003
                                                        --------------     ---------------    --------------     --------------
 INTEREST INCOME
      Interest and fees on loans                        $   15,941,856     $    14,127,672    $   44,168,195     $   43,387,135
      Interest on investment securities:
             Taxable                                         6,964,532           6,826,173        21,746,401         22,082,362
             Exempt from federal income tax                  2,437,077           2,156,872         7,231,493          5,658,345
      Interest on federal funds sold and
         interest-bearing deposits in banks                     47,292              98,547           164,978            427,838
                                                        --------------     ---------------    --------------     --------------
         Total interest income                              25,390,757          23,209,264        73,311,067         71,555,680

 INTEREST EXPENSE
      Interest-bearing deposits                              3,840,609           4,073,260        10,874,150         13,182,232
      Other                                                    252,975              24,399           503,644            119,784
                                                        --------------     ---------------    --------------     --------------
         Total interest expense                              4,093,584           4,097,659        11,377,794         13,302,016
                                                        --------------     ---------------    --------------     --------------

 NET INTEREST INCOME                                        21,297,173          19,111,605        61,933,273         58,253,664
      Provision for loan losses                                532,286             232,500         1,018,536            968,868
                                                        --------------     ---------------    --------------     --------------

 NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                             20,764,887          18,879,105        60,914,737         57,284,796

 NONINTEREST INCOME
      Trust department income                                1,578,176           1,498,959         4,667,348          4,411,627
      Service fees on deposit accounts                       5,784,606           3,982,741        15,056,765         11,778,301
      ATM fees                                                 799,502             704,797         2,225,156          2,108,101
      Real estate mortgage fees                                572,826             983,525         1,547,616          2,483,219
      Net gain  on sale of securities                           32,747              20,435            51,173             15,684
      Net gain on sale of student loans                         81,615              17,947         2,511,264          1,839,151
      Net gain on sale of real estate and other assets          54,807             702,176           171,336            727,570
      Other                                                    946,605             945,807         2,876,075          3,067,137
                                                        --------------     ---------------    --------------     --------------
             Total noninterest income                        9,850,884           8,856,387        29,106,733         26,430,790

 NONINTEREST EXPENSE
      Salaries and employee benefits                         9,094,717           8,028,687        26,758,318         24,841,928
      Net occupancy expense                                  1,094,001           1,004,557         3,136,215          2,968,568
      Equipment expense                                      1,309,284           1,226,162         4,146,195          3,602,888
      Printing, stationery and supplies                        352,047             360,347         1,061,353          1,034,104
      Correspondent bank service charges                       410,930             367,668         1,192,704          1,127,328
      Amortization of intangible assets                         47,789              33,789           115,367            101,367
      Other expenses                                         4,503,383           3,883,674        12,789,632         11,855,089
                                                        --------------     ---------------    --------------     --------------
             Total noninterest expense                      16,812,151          14,904,884        49,199,784         45,531,272
                                                        --------------     ---------------    --------------     --------------

 EARNINGS BEFORE INCOME TAXES                               13,803,620          12,830,608        40,821,686         38,184,314
      Income tax expense                                     3,950,793           3,716,483        11,708,427         11,399,779
                                                        --------------     ---------------    --------------     --------------

 NET EARNINGS                                           $    9,852,827     $     9,114,125    $   29,113,259     $   26,784,535
                                                        ==============     ===============    ==============     ==============

 EARNINGS PER SHARE, BASIC                              $         0.64     $          0.59    $         1.88     $         1.73

 EARNINGS PER SHARE, ASSUMING DILUTION                  $         0.63     $          0.59    $         1.87     $         1.73

 DIVIDENDS PER SHARE                                    $         0.34     $          0.31    $         0.99     $         0.90


 See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)



                                                      Three Months Ended September 30,      Nine Months Ended September 30,
                                                     ----------------------------------    --------------------------------
                                                            2004               2003              2004              2003
                                                     ----------------    --------------    ---------------   --------------

NET EARNINGS                                         $      9,852,827    $    9,114,125    $    29,113,259   $   26,784,535

  OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
   Change in unrealized gain (loss) on
     investment securities available-for-sale              15,903,599        (9,971,318)        (1,972,904)      (4,338,772)

   Reclassification adjustment for realized
    gains on investment securities
    included in net earnings, before income tax               (32,747)          (20,435)           (51,173)         (15,684)
                                                     ----------------    --------------    ---------------   --------------

   Total other items of comprehensive earnings (loss)      15,870,852        (9,991,753)        (2,024,077)      (4,354,456)

   Income tax expense (benefit) related to other
    items of comprehensive earnings                         5,554,798        (3,497,113)          (708,427)      (1,524,059)
                                                     ----------------    --------------    ---------------   --------------


COMPREHENSIVE EARNINGS                               $     20,168,881    $    2,619,485    $    27,797,609   $   23,954,138
                                                     ================    ==============    ===============   ==============


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                  Accumulated
                                                                                          Other Comprehensive Income
                                                                                             -----------------------
                                                                                           Unrealized Gain
                                                Common Stock                                on Securities  Minimum        Total
                                           -----------------------    Capital    Retained     Available-   Pension     Shareholders'
                                             Shares      Amount       Surplus    Earnings      for-sale    Liability      Equity
                                           ---------- ------------  ----------- ------------ ----------- -----------  -------------
Balances at December 31, 2002              12,364,201 $123,642,010  $58,087,687 $ 45,647,522 $12,830,709 $(1,440,283) $ 238,767,645

   Net earnings                                     -            -            -   35,304,800           -           -     35,304,800

   Five for four stock split,
      effected in the
      form of a 25% stock dividend          3,092,995   30,929,950            -  (30,929,950)          -           -              -

   Stock issuances                             23,483      234,830      165,493            -           -           -        400,323

   Cash dividends declared,
      $1.21 per share                               -            -            -  (18,745,908)          -           -    (18,745,908)

   Minimum liability pension adjustment,
      net of related taxes                          -            -            -            -           -     438,507        438,507

   Change in unrealized gain in
      investment securities available-
      for-sale, net of related income taxes         -            -            -            -  (4,678,610)          -     (4,678,610)
                                           ---------- ------------  ----------- ------------ ----------- -----------  -------------

Balances at December 31, 2003              15,480,679  154,806,790   58,253,180   31,276,464   8,152,099  (1,001,776)   251,486,757

   Net earnings (unaudited)                         -            -            -   29,113,259           -           -     29,113,259

   Stock issuances (unaudited)                 20,792      207,920      178,750            -           -           -        386,670

   Cash dividends declared,
      $0.99 per share (unaudited)                   -            -            -  (15,339,359)          -           -    (15,339,359)

   Change in unrealized gain in
      investment securities available-
      for-sale, net of related income
      taxes (unaudited)                             -            -            -            -           -  (1,315,650)    (1,315,650)
                                           ---------- ------------  ----------- ------------ ----------- -----------  -------------

Balances at September 30, 2004 (unaudited) 15,501,471 $155,014,710  $58,431,930 $ 45,050,364 $ 6,836,449 $(1,001,776) $ 264,331,677
                                           ========== ============  =========== ============ =========== ===========  =============


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                             Nine Months Ended September 30,
                                                                                           -----------------------------------
                                                                                                2004                2003
                                                                                           --------------     ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                                         $   29,113,259     $     26,784,535
      Adjustments to reconcile net earnings to
          net cash provided by operating activities:
              Depreciation and amortization                                                     3,530,932            3,199,936
              Provision for loan losses                                                         1,018,536              968,868
              Premium amortization, net of discount accretion                                   2,893,524            3,940,082
              Gain on sale of assets                                                           (2,733,773)          (2,582,405)
              Deferred federal income tax expense (benefit)                                        27,129             (427,674)
              Decrease in other assets                                                            110,117              832,069
              Increase in other liabilities                                                     4,417,965            3,831,439
                                                                                           --------------     ----------------
                  Total adjustments                                                             9,264,430            9,762,315
                                                                                           --------------     ----------------
          Net cash provided by operating activities                                            38,377,689           36,546,850
                                                                                           --------------     ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease in interest-bearing deposits in banks                                          265,767              832,447
      Cash paid in acquisiton of bank, net of cash acquired                                    (8,532,384)                   -
      Activity in available-for-sale securities:
          Sales                                                                                11,485,775           47,202,878
          Maturities                                                                           62,595,940          145,068,529
          Purchases                                                                           (89,242,387)        (382,104,021)
      Activity in held-to-maturity securities:
          Maturities                                                                           35,569,134           55,590,576
          Purchases                                                                                     -           (2,365,000)
      Net decrease (increase) in loans                                                        (88,292,027)          15,745,499
      Capital expenditures                                                                     (6,214,788)          (5,619,005)
      Proceeds from sale of assets                                                                243,658            1,097,014
                                                                                           --------------     ----------------
          Net cash used in investing activities                                               (82,121,312)        (124,551,083)
                                                                                           --------------     ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in noninterest-bearing deposits                                              7,171,186           21,322,559
      Net increase (decrease) in interest-bearing deposits                                     (9,403,178)          55,458,014
      Net increase (decrease) in federal funds sold and securities sold
           under agreements to repurchase                                                      43,025,137          (12,775,332)
      Proceeds from stock issuances                                                               386,670              313,742
      Dividends paid                                                                          (14,867,807)         (13,477,001)
                                                                                           --------------     ----------------
          Net  cash provided by financing activities                                           26,312,008           50,841,982
                                                                                           --------------     ----------------

      Net decrease in cash and cash equivalents                                               (17,431,615)         (37,162,251)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             113,840,573          178,436,645
                                                                                           --------------     ----------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   96,408,958     $    141,274,394
                                                                                           ==============     ================

 SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
      Interest paid                                                                        $   11,763,442     $     13,664,584
      Federal income tax paid                                                                  11,415,873           10,976,193
      Assets acquired through foreclosure                                                         114,832              905,752
      Loans to finance the sale of other real estate                                              953,309               19,400


 See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004, due to seasonality and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations.

Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months and nine months ended September 30, 2004 and 2003, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2004 and 2003, were 15,498,069 and 15,474,478 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine months ended September 30, 2004 and 2003, were 15,490,849 and 15,465,858 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the three months ended September 30, 2004 and 2003, were 15,563,627 and 15,542,769 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2004 and 2003, were 15,561,233 and 15,523,260, respectively.

Note 3 - Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the three months and nine months ended September 30, 2004 and 2003.

Note 4 - Pension Plan

The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and a percentage of the employee's qualifying compensation during the final years of employment. The Company's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards. Contributions to the pension plan through December 31, 2003 were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Effective January 1, 2004, the pension plan was frozen whereby no additional years of service accrue to participants, unless the pension plan is subsequently reinstated. Under current accounting principles generally accepted in the United States and utilizing current assumptions, we do not expect any significant pension costs in 2004 and beyond as a result of this action. Accordingly, no amount of net periodic benefit cost was recorded in the three and nine months ended September 30, 2004 as the interest cost component is generally offset with the expected return on plan assets.

The Company does not expect to make a contribution to the pension plan during the year ending December 31, 2004.

Note 5 - Acquisitions

On March 4, 2004, we entered into a stock purchase agreement with the principal shareholders of Liberty National Bank, Granbury, Texas. On July 26, 2004, the transaction was completed. Pursuant to the purchase agreement, the Company paid approximately $12.3 million for all of the outstanding shares of Liberty National Bank. At closing, Liberty National Bank became a direct subsidiary of First Financial Bankshares of Delaware, Inc., our wholly owned Delaware bank holding company and effective November 1, 2004, it was merged with our wholly owned bank subsidiary, Stephenville Bank & Trust Company. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $7.2 million, of which approximately $534,000 was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. The identifiable intangible asset represents the future benefit associated with the acquisition of the core deposits of Liberty National Bank and is being amortized over seven years utilizing a method that approximates the expected attrition of the deposits.

The primary purpose of the acquisition was to expand the Company's market share in areas with close proximity to Dallas/Ft. Worth, Texas. Factors that contributed to a purchase price resulting in goodwill include Liberty's historic record of earnings, capable management and its geographic location, which complements the Company's existing service locations. The results of operations of Liberty National Bank are included in the consolidated earnings of the Company commencing July 27, 2004.

The following is a condensed balance sheet disclosing the preliminary estimated fair value amounts assigned to the major asset and liability captions at the acquisition date.

                                     ASSETS

                  Cash and cash equivalents                      $ 3,763,765
                  Investment in securities                         7,954,831
                  Loans, net                                      45,689,723
                  Goodwill                                         6,688,141
                  Identifiable intangible asset                      533,588
                  Other assets                                     2,999,878
                                                                 -----------

                  Total assets                                   $67,629,926
                                                                 ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                  Noninterest-bearing deposits                   $ 6,509,685
                  Interest-bearing deposits                       46,849,196
                  Other liabilities                                1,974,896
                  Shareholder's equity                            12,296,149
                                                                 -----------

                  Total liabilities and shareholder's equity     $67,629,926
                                                                 ===========

Goodwill recorded in the acquisition of Liberty will be accounted for in accordance with SFAS No. 142. Accordingly, goodwill will not be amortized, rather it will be tested for impairment annually. The goodwill and identifiable intangible asset recorded are expected to be deductible for federal income tax purposes.

Cash flow information relative to the acquisition of Liberty is as follows:

                  Fair value of assets acquired                  $67,629,926
                  Cash paid for the capital stock of Liberty      12,296,149
                                                                 -----------

                  Liabilities assumed                            $55,333,777
                                                                 ===========

On September 7, 2004, we entered into a stock purchase agreement with the shareholders of Southwestern Bancshares, Inc., the parent company of the First National Bank, Glen Rose, Texas. Pursuant to the purchase agreement, we will pay approximately $13.4 million for all of the outstanding shares of Southwestern Bancshares, Inc.

First National Bank is located in the city of Glen Rose, Somervell County, Texas, approximately 60 miles southwest of Fort Worth, Texas. As of June 30, 2004, First National Bank had assets totaling approximately $47.3 million and shareholder's equity of approximately $4.7 million. We expect the transaction to close in December 2004, subject to regulatory approvals.

On October 25, 2004, we entered into a stock purchase agreement with the shareholders of Clyde Financial Corporation, the parent company of The Peoples State Bank in Clyde, Texas. Pursuant to the purchase agreement, we will pay approximately $25.4 million for all of the outstanding shares of Clyde Financial Corporation.

The main office of The Peoples State Bank is located in the city of Clyde, Callahan County, Texas, approximately 12 miles east of Abilene, Texas. As of June 30, 2004, The Peoples State Bank had assets totaling approximately $113 million and shareholder's equity of approximately $12.7 million. The Peoples State Bank operates branches in Ranger, Rising Star and Moran, Texas, for a total of four banking offices. We expect the transaction to close in late 2004 or first quarter 2005, subject to regulatory approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

As a multi-bank financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges. Our primary source of funding for our loans is deposits we hold in our subsidiary banks. Our largest expenses are interest on these deposits and salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios, and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

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

The following discussion addresses our allowance for loan loss and provision for loan losses, which we deem to be our most critical accounting policy. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe that these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely that they would have a material impact on our reported results for a given period.

The allowance for loan losses is an amount that we believe will be adequate to absorb inherent estimated losses on existing loans for which full collectibility is unlikely based upon our review and evaluation of the loan portfolio, including letters of credit, lines of credit and unused commitments to provide financing.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

Our periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners. We have developed a consistent, well-documented loan review methodology that includes allowances assigned to specific loans and nonspecific allowances, which are based on the factors noted in the prior sentence. While each subsidiary bank is responsible for the adequacy of its allowance, our independent loan review department is responsible for reviewing this evaluation for all of our subsidiary banks to ensure consistent methodology and overall adequacy.

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

Operating Results
-----------------

Three months ended September 30, 2004 and 2003
----------------------------------------------

Net income for the third quarter of 2004 totaled $9.85 million, an increase of $739 thousand or 8.11% over the same period last year. The primary reason for the increase in net income in the third quarter was an increase in net interest income and an increase in service fees on deposits. Interest and fees on loans were $1.8 million, or 12.8% more for this quarter than for the same quarter last year. This change, in turn, is the result of recent interest rate increases as the Federal Reserve adjusts its policies on managing interest rates as well as overall growth in loans. Service charges on deposits were $1.8 million, or 45.2%, higher than the same quarter last year as a result of enhancements to our overdraft privilege products. On a basic earnings per share basis, earnings amounted to $0.64 per share for the third quarter of 2004 as compared to $0.59 per share for the third quarter of 2003. Return on average assets and return on average equity for the third quarter of 2004 amounted to 1.82% and 15.14%, respectively. For the same period in 2003, return on average assets and return on average equity amounted to 1.78% and 14.69%, respectively.

Tax equivalent net interest income for the third quarter of 2004 amounted to $22.6 million as compared to $20.2 million for the same period last year. Our rates on interest earning assets increased approximately 16 basis points while our rates paid on deposits declined 7 basis points. The increase in volume of average interest earning assets of $123.6 million enhanced the increase attributable to interest rates. Average interest bearing liabilities also increased $85.4 million, which partially offset the decreased cost of funds from the decline in interest rates. Average earning assets were $1.989 billion for the third quarter of 2004 which is 6.62% greater than the third quarter of 2003. Average interest bearing liabilities were $1.417 billion for the third quarter of 2004 which is 6.42% greater than the third quarter of 2003. The Company's interest spread increased to 4.18% for 2004 compared to 4.00% for 2003. The Company's net interest margin was 4.52% for the third quarter of 2004 compared to 4.35% for the same period of 2003. These changes are again attributable to rising interest rates.

The provision for loan losses for the third quarter of 2004 totaled $532 thousand compared to $233 thousand for the same period in 2003. Gross chargeoffs for the quarter ended September 30, 2004 totaled $331 thousand compared to $526 thousand for the same period of 2003. Recoveries of previously charged-off loans totaling $147 thousand in the quarter ended September 30, 2004 (as compared to $232 thousand in 2003) offset the chargeoffs experienced. On an annualized basis, net chargeoffs as a percentage of average loans was 0.07% for the third quarter of 2004 as compared to 0.12% for the same period in 2003. The Company's allowance for loan losses totaled $13.7 million at September 30, 2004, as compared to $11.5 million at September 30, 2003. The increase was primarily due to the allowance established related to our acquisition of Liberty National Bank and the growth overall in our loan portfolio. As a percentage of nonperforming loans, the Company's allowance amounted to 295.8% at September 30, 2004. As of September 30, 2004, management of the Company believes that the Company's balance in allowance for loan losses is adequate to provide for loans in its portfolio that prove to be uncollectible.

Total noninterest income for the third quarter of 2004 was $9.85 million, as compared to $8.86 million for the same period last year. Trust fees totaled $1.58 million for the third quarter of 2004, up 5.3% over the same period in 2003. Service fees on deposits totaled $5.78 million for the third quarter of 2004 compared to $3.98 million for the same period of 2003, an improvement of $1.8 million, due to increased volume from enhancements to the Company's overdraft privilege products. The Company's real estate mortgage fees declined from $984 thousand to $573 thousand as the volume of refinancing decreased with the stabilization and subsequent increase in mortgage rates.

Noninterest expense for the third quarter of 2004 amounted to $16.8 million as compared to $14.9 million for the same period in 2003. Salaries and benefits expense, the Company's largest noninterest expense item, increased 13.3% to $9.1 million in the third quarter of 2004, up $1.1 million over the same period in 2003. The primary cause of this increase was the overall pay increases effected in March 2004 and increased profit sharing expense from increased earnings over the prior year. Net occupancy expense was relatively flat in the third quarter of 2004 compared to the third quarter of 2003. Equipment expense increased $83 thousand in the third quarter of 2004 over the same period of 2003 due to the depreciation of new technology expenditures in the latter part of 2003 and continuing in 2004 as the Company improved its technology infrastructure.

The Company's other expense increased $619 thousand in the third quarter of 2004 compared to the third quarter of 2003 due primarily to professional fees and other costs from the implementation of the enhanced overdraft privilege program and telephone consulting fees.

We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. This ratio was 51.86% for the third quarter of 2004 compared to 51.27% for the third quarter of 2003, due primarily to the noninterest expense growing at a slightly faster rate than income.

Nine-months ended September 30, 2004 and 2003
---------------------------------------------

Net income for the nine months of 2004 totaled $29.11 million, an increase of $2.33 million or 8.7% over the same period last year. On a basic earnings per share basis, earnings amounted to $1.88 per share as compared to $1.73 per share for the nine months of 2003. During the nine month 2004 period, the Company continued to increase its net interest income, 6.3% over the prior 2003 period, and experienced a 27.8% increase in total service fees on deposit accounts, all contributing factors to strong growth for the nine month period. Return on average assets and return on average equity for the first nine months of 2004 amounted to 1.85% and 15.13%, respectively. For the same periods in 2003, return on average assets and return on average equity amounted to 1.78% and 14.70%, respectively.

Tax equivalent net interest income for the first nine months of 2004 amounted to $65.7 million as compared to $61.1 million for the same period last year, an increase of $4.6 million. Our rates on interest earning assets declined approximately 12 basis points while our rates paid on deposits declined 25 basis points when comparing 2004 with 2003. The increase in volume of average earning assets of $106 million offset the decline caused by interest rates. Average interest bearing liabilities increased $64 million, which only partially offset the decreased cost of funds from the decline in interest rates. Average earning assets were $1.9 billion for the first nine months of 2004 which is 5.7% greater than the same period in 2003. Average interest bearing liabilities were $1.4 billion for the first nine months of 2004 which is 4.8% greater than the same period of 2003. The Company's net interest spread improved to 4.18% for 2004 compared to 4.00% for 2003. The Company's net interest margin increased to 4.51% for the first nine months of 2004, up from 4.38% for the first nine months of 2003.

The provision for loan losses for the first nine months of 2004 totaled $1.0 million compared to $969 thousand for the same period in 2003. Gross chargeoffs for the nine months ended September 30, 2004 totaled $889 thousand compared to $1.8 million for the same period of 2003. Recoveries of previously charged-off loans totaling $575 thousand in the nine months ended September 30, 2004 (as compared to $1.0 million in 2003) contributed to improved net chargeoffs in the first nine months of 2004. On an annualized basis, net chargeoffs as a percentage of average loans was 0.04% for the first nine months of 2004 as compared to 0.10% for the same period in 2003. The Company's allowance for loan losses totaled $13.7 million at September 30, 2004 compared to $11.5 million at September 30, 2003, the increase due primarily to an overall increase in loans, net of the sale of student loans and due to the allowance established related to our acquisition of Liberty National Bank and its loan portfolio. As a percentage of nonperforming loans, the Company's allowance amounted to 295.8% at September 30, 2004. As of September 30, 2004, management of the Company believes that the Company's balance in allowance for loan losses is adequate to provide for loans in its portfolio that prove to be uncollectible.

Total noninterest income for the first nine months of 2004 was $29.1 million, as compared to $26.4 million for the same period last year. During the nine month period, the Company sold $80 million in student loans recognizing a gain of $2.5 million in 2004 as compared to selling $70.4 million in loans resulting in $1.8 million in gains in 2003. Real estate mortgage fees decreased to $1.5 million for the first nine months of 2004 from $2.5 million in the same period of 2003 as the Company saw the level of refinancings decline from 2003 levels. Trust fees totaled $4.7 million for 2004, up from $4.4 million in 2003, as the Company experienced a 8.4% increase in trust assets managed. Service fees on deposits increased 27.8% to $15.1 million due to increased utilization of our overdraft privilege products.

Noninterest expense for the first nine months of 2004 amounted to $49.2 million compared to $45.5 million for the same period in 2003, an increase of 8.1%. Salaries and benefits expense, the Company's largest noninterest expense item, increased 7.7% to $26.8 million in 2004 due to annual salary increases and an increase in profit sharing expense from increased net income. Net occupancy expense was relatively flat in the first nine months of 2004 compared to the first nine months of 2003. Equipment expense increased $543 thousand in 2004 over 2003 due to depreciation of new technology expenditures in the latter part of 2003 and continuing in 2004 as the Company improved its technology infrastructure.

The Company's other expense increased $935 thousand for the first nine months of 2004 compared to the same period in 2003, a 7.9% increase, due primarily to professional fees and costs from the implementation of the enhanced overdraft privilege products.

We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our goal is to continue to decrease the ratio, which indicates what we believe to be a more efficiently run company. We were able to slightly improve this ratio to 51.90% for the first nine months of 2004 compared to 51.99% for the first nine months of 2003.

Balance Sheet Review
--------------------

Total assets at September 30, 2004 amounted to $2.21 billion as compared to $2.09 billion at December 31, 2003, and $2.07 billion at September 30, 2003. Since December 31, 2003, loans have increased $138 million even though student loans declined from the sales discussed above. Our Liberty National Bank acquisition accounted for $44.6 million of the increase. Deposits totaled $1.85 billion at September 30, 2004 compared to $1.80 billion at December 31, 2003, up 2.8%.

Loans at September 30, 2004, totaled $1.13 billion as compared to $988 million at year-end 2003 and $949 million at September 30, 2003. As compared to September 30, 2003 amounts, loans at September 30, 2004 reflect (i) a $53 million increase in commercial, financial and agricultural loans; (ii) a $143 million increase in real estate loans; and (iii) a $19.2 million decrease in consumer loans; student loans decreased $21.8 million while other consumer loans increased $2.6 million. Investment securities at September 30, 2004, totaled $893.0 million as compared to $910.3 million at year-end 2003 and $900.6 million at September 30, 2003. The net unrealized gain, net of income tax, in the available-for-sale investment portfolio at September 30, 2004, amounted to $6.8 million and had an overall tax equivalent yield of 4.78%. Since December 31, 2003, the bond market has experienced an increase in interest rates which as a result, decreased our unrealized gain on our investment portfolio. At September 30, 2004, the Company did not hold any structured notes and management does not believe that their collateralized mortgage obligations have an interest, credit or other risk greater than their other investments.

The following table discloses, as of September 30, 2004, our investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):


                                   Less than 12 Months             12 Months or Longer                 Total
                                 -----------------------         ----------------------        ---------------------
                                  Fair          Unrealized        Fair         Unrealized       Fair        Unrealized
                                  Value            Loss           Value           Loss          Value          Loss
                                 -------          ------         -------         ------        --------       ------
U.S. Treasury securities
     and obligations of U.S.
     government sponsored-
     enterprises and agencies    $86,041          $ 456          $15,796         $  445        $101,837       $  901
Obligations of state and
     political subdivisions       21,018            314           19,539            736          40,557        1,050
Mortgage-backed securities        40,300            147           77,942          1,566         118,242        1,713


We believe the investment securities in the table above are within ranges customary for the banking industry. There are 281 investments that have an unrealized loss position at September 30, 2004. We do not believe these unrealized losses are "other than temporary" as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, (2) it is not probable that the Company will be unable to collect the amounts contractually due and (3) no decision to dispose of the investments was made prior to the date of issuance of this report. The unrealized losses noted are interest rate related due to rising rates at September 30, 2004, in relation to previous rates in the early part of 2004. The duration of these investments is less than 5 years for all securities other than the municipal bonds, which is less than 15 years. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

The Emerging Issues Task Force (EITF) has issued EITF #03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," that could effect in the future how the Company accounts for unrealized losses on its available-for-sale securities. As issued, EITF #03-1 was to be effective September 30, 2004 but was delayed while certain implementation issues are clarified. The Company continues to monitor the provisions of EITF #03-1 but to date does not believe implementation will have a significant effect on the Company's results of operations or financial condition, although the Company in the future may be restricted somewhat in its sale of its available-for-sale securities as an asset/liability and liquidity management tool.

Nonperforming assets at September 30, 2004, totaled $5.1 million as compared to $3.2 million at December 31, 2003. The increase resulted primarily from assets acquired in connection with the purchase of Liberty National Bank. At 0.46% of loans plus foreclosed assets compared to 0.32% at September 30, 2003, management considers nonperforming assets to be at a manageable level. This increase is primarily attributable to our acquisition of Liberty National Bank.

Acquisitions
------------

On March 4, 2004, we entered into a stock purchase agreement with the principal shareholders of Liberty National Bank, Granbury, Texas. On July 26, 2004 the transaction was completed. Pursuant to the purchase agreement, the Company paid approximately $12.3 million for all of the outstanding shares of Liberty National Bank. At closing, Liberty National Bank became a direct subsidiary of First Financial Bankshares of Delaware, Inc., our wholly owned Delaware bank holding company and effective November 1, 2004, it was merged with our wholly owned bank subsidiary, Stephenville Bank and Trust Company. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $7.2 million, of which approximately $534,000 was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. The identifiable intangible asset represents the future benefit associated with the acquisition of the core deposits of Liberty National Bank and is being amortized over seven years utilizing a method that approximates the expected attrition of the deposits.

The primary purpose of the acquisition was to expand the Company's market share in areas with close proximity to Dallas/Ft. Worth, Texas. Factors that contributed to a purchase price resulting in goodwill include Liberty's historic record of earnings, capable management and its geographic location, which complements the Company's existing service locations. The results of operations of Liberty National Bank are included in the consolidated earnings of the Company commencing July 27, 2004.

The following is a condensed balance sheet disclosing the preliminary estimated fair value amounts assigned to the major asset and liability captions at the acquisition date.

                                     ASSETS

                  Cash and cash equivalents                      $ 3,763,765
                  Investment in securities                         7,954,831
                  Loans, net                                      45,689,723
                  Goodwill                                         6,688,141
                  Identifiable intangible asset                      533,588
                  Other assets                                     2,999,878
                                                                 -----------

                  Total assets                                   $67,629,926
                                                                 ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                  Noninterest-bearing deposits                   $ 6,509,685
                  Interest-bearing deposits                       46,849,196
                  Other liabilities                                1,974,896
                  Shareholders' equity                            12,296,149
                                                                 -----------

                  Total liabilities and shareholder's equity     $67,629,926
                                                                 ===========

Goodwill recorded in the acquisition of Liberty will be accounted for in accordance with SFAS No. 142. Accordingly, goodwill will not be amortized, rather it will be tested for impairment annually. The goodwill and identifiable intangible asset recorded are expected to be deductible for federal income tax purposes.

Cash flow information relative to the acquisition of Liberty is as follows:

                  Fair value of assets acquired                  $67,629,926
                  Cash paid for the capital stock of Liberty      12,296,149
                                                                 -----------

                  Liabilities assumed                            $55,333,777
                                                                 ===========

On September 7, 2004, we entered into a stock purchase agreement with the shareholders of Southwestern Bancshares, Inc., the parent company of the First National Bank, Glen Rose, Texas. Pursuant to the purchase agreement, we will pay approximately $13.4 million for all of the outstanding shares of Southwestern Bancshares, Inc.

First National Bank, is located in the city of Glen Rose, Somervell County, Texas, approximately 60 miles southwest of Fort Worth, Texas. As of June 30, 2004, First National Bank had assets totaling approximately $47.3 million and shareholder's equity of approximately $4.7 million. We expect the transaction to close in December 2004, subject to regulatory approvals.

On October 25, 2004, we entered into a stock purchase agreement with the shareholders of Clyde Financial Corporation, the parent company of The Peoples State Bank in Clyde, Texas. Pursuant to the purchase agreement, we will pay approximately $25.4 million for all of the outstanding shares of Clyde Financial Corporation.

The main office of The Peoples State Bank is located in the city of Clyde, Callahan County, Texas, approximately 12 miles east of Abilene, Texas. As of June 30, 2004, The Peoples State Bank had assets totaling approximately $113 million and shareholder's equity of approximately $12.7 million. The Peoples State Bank operates branches in Ranger, Rising Star and Moran, Texas, for a total of four banking offices. We expect the transaction to close in late 2004 or first quarter 2005, subject to regulatory approvals.

Liquidity and Capital
---------------------

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Liquidity is provided by assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which includes core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to sell securities under agreements to repurchase, and an unfunded line of credit established with a nonaffiliated bank which matured on June 30, 2004. We are in the process of negotiating with the lender to renew this line of credit under similar terms for another year.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at the subsidiary banks, management considers the current liquidity position to be adequate to meet short- and long-term liquidity needs.

We funded the acquisition of Liberty National Bank with internal cash funds and expect to do likewise for the Glen Rose and Clyde acquisitions. We anticipate that any future additional acquisitions of financial institutions and expansion of branch locations could place a demand on our cash resources. Available cash at our parent company, available dividends from our subsidiary banks, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

The Company's consolidated statements of cash flows are presented on page 8 of this report. Total equity capital amounted to $264 million at September 30, 2004, up from $251 million at year-end 2003 and $249 million at September 30, 2003. The Company's risk-based capital and leverage ratios at September 30, 2004 were 17.50% and 10.46%, respectively. The third quarter 2004 cash dividend of $0.34 per share totaled $5.3 million and represented 53.5% of third quarter earnings.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank have an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analysis are among the ways that the subsidiary banks track interest rate risk. As of September 30, 2004, management estimates that, over the next twelve months, an upward shift of interest rates by 150 basis points would result in an increase in projected net interest income of 2.47% and a downward shift of interest rates by 150 basis points would result in a reduction in projected net interest income of 8.71%. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at September 30, 2004, will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's belief, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could in management's belief, be different from the foregoing estimates, and such results could be material.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk.

Item 4.   Controls and Procedures

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14 (c) and Rule 15d - 14 (c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of September 30, 2004.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                                     PART II

                                OTHER INFORMATION

Item 6.   Exhibits

(a)  The following exhibits are filed as part of this report:

3.1 Articles of Incorporation, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 1 of the Registrant's Amendment No. 2 to Form 8-A filed on Form 8-A/A No. 2 on November 21, 1995).
3.2 Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).
3.3 Amendment to the Articles of Incorporation of the Registrant, dated April 27, 2004 (incorporated by reference from Exhibit 3.3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2004).
3.4 Amendment to Amended and Restated Bylaws of the Registrant, dated April 27, 1994 (incorporated by reference from Exhibit 3.4 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2004).
3.5 Amendment to Amended and Restated Bylaws of the Registrant, dated October 23, 2001 (incorporated by reference from Exhibit 3.5 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2004).
4.1 Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).
10.1 Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit
     10.1 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.2 Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.3 Executive Recognition Plan (incorporated by reference from Exhibit 10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31,
     2002).
10.4 Form of Executive  Recognition  Agreement  (incorporated  by reference from
     Exhibit 10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.5 1992 Incentive  Stock Option Plan  (incorporated  by reference from Exhibit
     10.5 of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998).
10.6 2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant's Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders).
10.7 Revised Consulting Agreement dated January 1, 2004 between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.7 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2003).
*31.1Rule  13a-14(a)/15(d)-14(a)  Certification  of Chief  Executive  Officer of
     First Financial Bankshares, Inc.
*31.2Rule  13a-14(a)/15(d)-14(a)  Certification  of Chief  Financial  Officer of
     First Financial Bankshares, Inc.
*32.1Section 1350  Certification  of Chief Executive  Officer of First Financial
     Bankshares, Inc.
*32.2Section 1350  Certification  of Chief Financial  Officer of First Financial
     Bankshares, Inc.

-----------
*    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        FIRST FINANCIAL BANKSHARES, INC.


Date: November 5, 2004                  By:/S/ F. Scott Dueser
                                           -------------------
                                           F. Scott Dueser
                                           President and Chief Executive Officer



Date: November 5, 2004                  By:/S/ J. Bruce Hildebrand
                                           -----------------------
                                           J. Bruce Hildebrand
                                           Executive Vice President and
                                           Chief Financial Officer

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

Date:    November 5, 2004
                                  By:      /s/ F. SCOTT DUESER
                                           -------------------
                                           F. Scott Dueser
                                           President and Chief Executive Officer

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

Date:    November 5, 2004            By:      /s/ J. Bruce Hildebrand
                                              -----------------------
                                              J. Bruce Hildebrand
                                              Executive Vice President and Chief
                                              Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2004 of First Financial Bankshares, Inc.

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


Dated:   November 5, 2004

                                            By:      /s/ F. SCOTT DUESER
                                                     -------------------
                                                     F. Scott Dueser
                                                     Chief Executive Officer


Subscribed and sworn to before me this 5th of November, 2004.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2005

                                                                    Exhibit 32.2
                                                                    ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the annual report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2004 of First Financial Bankshares, Inc.

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


Dated:   November 5, 2004

                                            By:      /s/ J. Bruce Hildebrand
                                                     -----------------------
                                                     J. Bruce Hildebrand
                                                     Chief Financial Officer


Subscribed and sworn to before me this 5th of November, 2004.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2005