Form 10-K
period 2004-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2005-03-04
CIK 36029

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2004
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $573,806,000.

     As of March 1, 2005, there were 15,512,923 shares of Common Stock outstanding.

                       Documents Incorporated by Reference
     Certain information called for by Part III is incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of our shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS....................1

PART I
     ITEM 1.        Business.................................................1
     ITEM 2.        Properties..............................................12
     ITEM 3.        Legal Proceedings.......................................12
     ITEM 4.        Submission of Matters to a Vote of Security Holders.....12

PART II
     ITEM 5.        Market for Registrant's Common Equity and Related
                         Stockholder Matters................................12
     ITEM 6.        Selected Financial Data.................................14
     ITEM 7.        Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................15
     ITEM 7A.       Quantitative and Qualitative Disclosures About
                         Market Risk........................................31
     ITEM 8.        Financial Statements and Supplementary Data.............32
     ITEM 9.        Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure.............33
     ITEM 9A.       Controls and Procedures.................................33

PART III
     ITEM 10.       Directors and Executive Officers of the Registrant......35
     ITEM 11.       Executive Compensation..................................35
     ITEM 12.       Security Ownership of Certain Beneficial Owners
                         and Management ....................................35
     ITEM 13.       Certain Relationships and Related Transactions..........35
     ITEM 14.       Principal Accounting Fees and Services..................35

PART IV
     ITEM 15.       Exhibits and  Financial Statement Schedules.............36


SIGNATURES..................................................................37
EXHIBIT INDEX...............................................................39

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

PART I

ITEM 1.       BUSINESS

General

     First Financial Bankshares, Inc., a Texas corporation, is a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA. As such, we are supervised by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as well as several other state and federal regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. By virtue of a series of reorganizations, mergers, and acquisitions since 1956, we now own, through our wholly-owned Delaware subsidiary, First Financial Bankshares of Delaware, Inc., ten banks, a trust company and a technology operating company, all organized and located in Texas. These subsidiaries are:

     o    First Financial Bank, National Association, Abilene, Texas;
     o    First Technology Services, Inc., Abilene, Texas;
     o    First   Financial   Trust  &  Asset   Management   Company,   National
          Association, Abilene, Texas;
     o    Hereford State Bank, Hereford, Texas;
     o    First National Bank, Sweetwater, Texas;
     o    First Financial Bank, National Association, Eastland, Texas;
     o    First FinancialBank, National Association, Cleburne, Texas;
     o    First Financial Bank, National Association, Stephenville, Texas;
     o    San Angelo National Bank, San Angelo, Texas;
     o    Weatherford National Bank, Weatherford, Texas;
     o    First Financial Bank, National Association, Southlake, Texas; and
     o    City National Bank, Mineral Wells, Texas.

As described in more detail below, we elected to be treated as a financial holding company in September 2001.

     Our service centers are located primarily in North Central and West Texas. Considering the branches and locations of all our subsidiaries, as of December 31, 2004, we had 33 financial centers across Texas, with eight locations in Abilene, two locations in Cleburne, three locations in Stephenville, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Southlake, Aledo, Willow Park, Alvarado, Burleson, Keller, Trophy Club, Roby, Trent, Granbury and Glen Rose. We added four additional banking centers in the first quarter of 2005 with the acquisition of The Peoples State Bank of Clyde. These branches are in Clyde, Moran, Ranger and Rising Star.

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

First Financial Bankshares, Inc.

     We provide management and technical resources and policy direction to our subsidiaries, which enables them to improve or expand their banking services while continuing their local activity and identity. Each of our subsidiaries operates under the day-to-day management of its own board of directors and officers, with substantial authority in making decisions concerning their own investments, loan policies, interest rates, and service charges. We provide resources and policy direction in, among other things, the following areas:

     o    asset and liability management;

     o accounting, budgeting, planning, risk management, human resources and insurance;

     o    capitalization; and

     o    regulatory compliance.

     In particular, we assist our subsidiaries with, among other things, decisions concerning major capital expenditures, employee fringe benefits, including retirement plans and group medical, dividend policies, and appointment of officers and directors and their compensation. We also perform, through corporate staff groups or by outsourcing to third parties, internal audits, compliance oversight and loan reviews of our subsidiaries. We provide advice and specialized services for our banks related to lending, investing, purchasing, advertising, public relations, and computer services.

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

Services Offered by Our Subsidiary Banks

     Each of our subsidiary banks is a separate legal entity that operates under the day-to-day management of its own board of directors and officers. Each of our subsidiary banks provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, transmitting funds, and performing other customary commercial banking services. Effective January 1, 2004, the activities of trust departments of First Financial Bank, National Association, Abilene, First National Bank, Sweetwater, First Financial Bank, National Association, Stephenville, and San Angelo National Bank were transferred to our new trust company, First Financial Trust & Asset Management Company, National Association. Through this new company, we administer pension plans, profit sharing plans and other employee benefit plans as well as administering estates, testamentary trusts, various types of living trusts, and agency accounts. We believe the structure of this new trust company results in a more effectively managed trust department and provides trust services to customers of our banks that do not currently have trust departments. In addition, First Financial Bank, National Association, Abilene, and San Angelo National Bank provide securities brokerage services through arrangements with an unrelated third party.

Competition

     Commercial banking in Texas is highly competitive, and because we hold less than 1% of the state's deposits, we represent only a minor segment of the industry. To succeed in this industry, our management believes that our banks must have the capability to compete in the areas of (1) interest rates paid or charged; (2) scope of services offered; and (3) prices charged for such services. Our subsidiary banks compete in their respective service areas against highly competitive banks, thrifts, savings and loan associations, small loan companies, credit unions, mortgage companies, insurance companies, and brokerage firms, all of which are engaged in providing financial products and services and some of which are larger than our subsidiary banks in terms of capital, resources and personnel.

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

Employees

     With  our  subsidiary  banks  we  employed   approximately   850  full-time
equivalent employees at January 31, 2005. Our management believes that our employee relations have been and will continue to be good.

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

Bank Holding Companies and Financial Holding Companies

     Historically, the activities of bank holding companies were limited to the business of banking and activities closely related or incidental to banking. Bank holding companies were generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. The Gramm-Leach-Bliley Act, which took effect on March 12, 2000, dismantled many Depression-era restrictions against affiliation between banking, securities and insurance firms by permitting bank holding companies to engage in a broader range of financial activities, so long as certain safeguards are observed. Specifically, bank holding companies may elect to become "financial holding companies" that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. Thus, with the enactment of the Gramm-Leach-Bliley Act, banks, securities firms and insurance companies find it easier to acquire or affiliate with each other and cross-sell financial products. The Act permits a single financial services organization to offer a more complete array of financial products and services than historically was permitted.

     A financial holding company is essentially a bank holding company with significantly expanded powers. Under the Gramm-Leach-Bliley Act, in addition to traditional lending activities, the following activities are among those that will be deemed "financial in nature" for financial holding companies: securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, activities which the Federal Reserve Board determines to be closely related to banking, and certain merchant banking activities.

     We elected to become a financial holding company in September 2001. As a financial holding company, we have very broad discretion to affiliate with securities firms and insurance companies, make merchant banking investments, and engage in other activities that the Federal Reserve Board has deemed financial in nature. In order to continue as a financial holding company, we must continue to be well-capitalized, well-managed and maintain compliance with the Community Reinvestment Act. Depending on the types of financial activities that we may elect to engage in, under Gramm-Leach-Bliley's fractional regulation principles, we may become subject to supervision by additional government agencies. The election to be treated as a financial holding company increases our ability to offer financial products and services that historically we were either unable to provide or were only able to provide on a limited basis. As a result, we will face increased competition in the markets for any new financial products and services that we may offer. Likewise, an increased amount of consolidation among banks and securities firms or banks and insurance firms could result in a growing number of large financial institutions that could compete aggressively with us.

Mergers and Acquisitions

     We generally must obtain approval from the banking regulators before we can acquire other financial institutions. We may not engage in certain acquisitions if we are undercapitalized. Furthermore, the BHCA provides that the Federal Reserve Board cannot approve any acquisition, merger or consolidation that may substantially lessen competition in the banking industry, create a monopoly in any section of the country, or be a restraint of trade. However, the Federal Reserve Board may approve such a transaction if the convenience and needs of the community clearly outweigh any anti-competitive effects. Specifically, the Federal Reserve Board would consider, among other factors, the expected benefits to the public (greater convenience, increased competition, greater efficiency, etc.) against the risks of possible adverse effects (undue concentration of resources, decreased or unfair competition, conflicts of interest, unsound banking practices, etc.).

Banks

     Federal and state laws and regulations that govern banks have the effect of, among other things, regulating the scope of business, investments, cash reserves, the purpose and nature of loans, the maximum interest rate chargeable on loans, the amount of dividends declared, and required capitalization ratios.

     National Banking Associations. Banks organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency, or OCC. The OCC supervises, regulates and regularly examines First Financial Bank, National Association, Abilene, First National Bank, Sweetwater, First Financial Bank, National Association, Cleburne, First Financial Bank, National Association, Eastland, San Angelo National Bank, Weatherford National Bank, First Financial Bank, National Association, Southlake, First Financial Bank, National Association, Stephenville and City National Bank, Mineral Wells, as well as First Financial Trust & Asset Management Company, National Association and First Technology Services, Inc. The OCC's supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank
Act:

     o requires each national banking association to maintain reserves against deposits,

     o restricts the nature and amount of loans that may be made and the interest that may be charged, and

     o    restricts investments and other activities.

     State Banks. Banks that are organized as state banks under Texas law are subject to regulation and examination by the Banking Commissioner of the State of Texas. The Commissioner regulates and supervises, and the Texas Banking Department regularly examines our one subsidiary state bank, Hereford State
Bank. The Commissioner's supervision and regulation of banks is primarily designed to protect the interests of depositors. Texas law

     o    requires each state bank to maintain reserves against deposits,

     o restricts the nature and amount of loans that may be made and the interest that may be charged, and

     o    restricts investments and other activities.

     Because Hereford State Bank is a member of the FDIC, it is also subject to regulation at the federal level by the FDIC, and is subject to most of the federal laws described below.

Deposit Insurance

     Each of our subsidiary banks is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions and generally does not exceed $100,000 per depositor. Our subsidiary banks must pay assessments to the FDIC under a risk-based assessment system for federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to their respective deposit insurance fund) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U.S. Treasury, the Federal Financing Bank and the Bank Insurance Fund member banks. As of December 31, 2004, the assessment rate for each of our subsidiary banks is at the lowest level risk-based premium available.

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

     The Federal Deposit  Insurance Act, or FDIA,  requires that the FDIC review
(1) any merger or consolidation by or with an insured bank, or (2) any establishment of branches by an insured bank. The FDIC is also empowered to regulate interest rates paid by insured banks. Approval of the FDIC is also required before an insured bank retires any part of its common or preferred stock, or any capital notes or debentures. Insured banks that are also members of the Federal Reserve System, however, are regulated with respect to the foregoing matters by the Federal Reserve System.

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

     Our subsidiary banks paid aggregate dividends of approximately $37.4 million in 2004 and approximately $34.6 million in 2003. Under the dividend restrictions discussed above, as of December 31, 2004, our subsidiary banks, without obtaining governmental approvals, could have declared in the aggregate additional dividends of approximately $13.2 million from retained net profits. In connection with our acquisition of Southwestern Bancshares, Inc., First Financial Bank, National Association, Stephenville is restricted from declaring a dividend until its Tier 1 Capital Leverage ratio exceeds 7.35%. In addition, in connection with our acquisition of The Peoples State Bank, Clyde, Texas, which was completed in February 2005, First Financial Bank, National Association, Abilene is also restricted from declaring a dividend until its Tier I Capital Leverage ratio exceeds 7.35%.

     In each case, the 7.35% limitation was imposed by the Office of the Comptroller of the Currency as a condition for granting its approval of the underlying acquisitions. In the short term, these restrictions will have the effect of limiting the amount of cash that may move from these subsidiary banks to us, which may in turn limit our ability to pay dividends to our shareholders, but we do not believe the restrictions will have a material adverse affect on our operations. We anticipate that the Tier 1 Capital Leverage ratio for each of these subsidiaries will exceed 7.35% by the end of our 2005 fiscal year.

     To pay dividends, we and our subsidiary banks must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve Board and the OCC have each indicated paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends to the extent net income is sufficient to cover both cash dividends and a rate of earnings retention consistent with capital needs, asset quality and overall financial condition. No undercapitalized institution may pay a dividend.

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

     During 2004, our  wholly-owned  subsidiary,  First  Financial Trust & Asset
Management, National Association, purchased the trust assets and assumed the related trust liabilities previously owned by our subsidiary banks, First Financial Bank, National Association, Abilene, First National Bank, Sweetwater, San Angelo National Bank and First Financial Bank, National Association, Stephenville. These assets and assumed obligations were transferred at fair value as required by these regulations.

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

     Furthermore, each subsidiary bank must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O. Each loan to directors or other insiders must be pre-approved by the bank's board of directors with the applicable director abstaining from voting.

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

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill, core deposit intangibles and purchased mortgage servicing rights). As of December 31, 2004, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 16.46%; (2) Total Capital to Risk-Weighted Assets Ratio, 17.49%; and (3) Tier 1 Capital Leverage Ratio, 9.80%.

     Banks. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established five capital tiers with respect to depository institutions: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a "well-capitalized" institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be "adequately capitalized," it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be "undercapitalized," it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution's composite rating is 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be "significantly undercapitalized," it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be "critically undercapitalized," it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take "prompt corrective action" against depository institutions that do not meet minimum capital requirements. Under current regulations, we were "well capitalized" as of December 31, 2004 at all of our subsidiary banks, with the exception of First Financial Bank, Stephenville which was adequately capitalized.

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

     In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Texas Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank's business, its total revenue, and the bank's total assets. As of December 31, 2004, our Texas-chartered banks exceeded the minimum ratios applied to them.

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

Interstate Banking and Branching Act

     Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or Riegle-Neal Act, a bank holding company or financial holding company is able to acquire banks in states other than its home state. The Riegle-Neal Act also authorized banks to merge across state lines, thereby creating interstate branches. Furthermore, under this act, a bank is also able to open new branches in a state in which it does not already have banking operations, if the laws of such state permits it to do so. Accordingly, both the OCC and the Texas Banking Department accept applications for interstate merger and branching transactions, subject to certain limitations on ages of the banks to be acquired and the total amount of deposits within the state a bank or financial holding company may control. Since our primary service area is Texas, we do not expect that the ability to operate in other states will have any material impact on our growth strategy. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets in Texas.

Community Reinvestment Act of 1977

     The Community Reinvestment Act of 1977, or CRA, subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. These ratings are "Outstanding", "Satisfactory", "Needs Improvement" and "Substantial Non-Compliance." Institutions with ratings lower than "Satisfactory" may be restricted from engaging in the aforementioned activities. We believe our subsidiary banks have taken significant actions to comply with the CRA, and each has received at least a "satisfactory" rating in its most recent review by federal regulators with respect to its compliance with the CRA.

Monitoring and Reporting Suspicious Activity

     Under the Bank Secrecy Act, IRS rules and other regulations, we are required to monitor and report unusual or suspicious account activity as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. In the wake of the tragic events of September 11, 2001, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or USA PATRIOT, Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with financial institutions and foreign customers.

For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

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

     In addition, under the USA PATRIOT Act, the Secretary of the Treasury has adopted rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the Gramm-Leach-Bliley Act that are discussed below. Finally, under the regulations of the Office of Foreign Asset Control, we are required to monitor and block transactions with certain "specially designated nationals" who OFAC has determined pose a risk to U.S. national security.

Consumer Laws and Regulations

     We are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, The Fair and Accurate Credit Transactions Act and the Fair Housing Act, among others. These laws and regulations, among other things, prohibit discrimination on the basis of race, gender or other designated characteristics and mandate various disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. These and other laws also limit finance charges or other fees or charges earned in our activities. We must comply with the applicable provisions of these consumer protection laws and regulations as part of our ongoing customer relations.

Technology Risk Management and Consumer Privacy

     State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

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

     Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third party for use in marketing.

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

Pending and Proposed Legislation

     New regulations and statutes are regularly proposed containing wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. We cannot predict whether, or in what form, any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

ITEM 2.      PROPERTIES

     Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in a building owned by First Financial Bank, National Association, Abilene. The lease of approximately 3,300 square feet of space expires December 31, 2010. The lease of approximately 1,135 square feet of space expires May 31, 2006. Our subsidiary banks collectively own 28 banking facilities, some of which are detached drive-ins, and also lease five banking facilities and 13 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiary banks' requirements for the foreseeable future.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock, par value $10.00 per share, is traded on the Nasdaq Stock Market under the trading symbol FFIN. See "Item 8--Financial Statements and Supplementary Data--Quarterly Financial Data" for the high, low and closing sales prices as reported by the Nasdaq National Market for our common stock for the periods indicated.

Holders

     As of March 1, 2005, we had approximately 1,700 shareholders of record.

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

Recent Sales of Unregistered Securities

     During  the  year  ended  December  31,  2004,   the  following   sales  of
unregistered shares of common stock were made to employees in connection with their exercise of stock options:

                       Number of Common                       Aggregate Sales
           Date              Shares         Price Per Share          Price
           ----              ------         ---------------          -----
         01-07-04              537              $ 11.92           $  6,401
         01-07-04            1,375                23.42             32,203
         02-12-04              549                23.42             12,858
         03-01-04              100                11.92              1,192
         03-01-04              600                11.92              7,152
         03-04-04               64                23.42              1,499
         03-04-04              625                11.92              7,450
         03-04-04              700                11.92              8,344
         03-04-04              500                11.92              5,960
         03-05-04              500                23.86             11,930
         03-05-04               93                16.64              1,548
                             -----                                --------
   Totals                    5,643                                $ 96,537
                             =====                                ========

     Each of the foregoing sales were made in reliance upon the exemption provided by Section 4(2) and Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 6.       SELECTED FINANCIAL DATA

     The selected financial data presented below as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. The amounts related to shares of our common stock have been adjusted to give effect to all stock dividends and stock splits. Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated information required to be disclosed by the Securities and Exchange Commissions' Industry Guide 3, "Statistical Disclosure by Bank Holding Companies."


                                                                        Year Ended December 31,
                                               -----------------------------------------------------------------------
                                                   2004           2003           2002          2001           2000
                                               ------------   ------------   ------------  ------------   ------------
                                                           (dollars in thousands, except per share data)
Summary Income Statement Information:
  Interest income                              $     99,973   $     95,285   $    104,286    $  115,874     $  117,951
  Interest expense                                   16,077         17,131         24,380        44,834         48,829
                                               ------------   ------------   ------------  ------------   ------------
  Net interest income                                83,896         78,154         79,906        71,040         69,122
  Provision for loan losses                           1,633          1,178          2,370         1,964          2,398
  Noninterest income                                 38,823         34,109         30,129        28,177         25,947
  Noninterest expense                                66,128         61,154         59,082        55,071         51,692
                                               ------------   ------------   ------------  ------------   ------------
  Earnings before income taxes                       54,958         49,931         48,583        42,182         40,979
  Income tax expense                                 15,787         14,626         14,630        12,827         12,663
                                               ------------   ------------   ------------  ------------   ------------
  Net earnings                                 $     39,171   $     35,305   $     33,953  $     29,355   $     28,316
                                               ============   ============   ============  ============   ============
Per Share Data:
  Net earnings per share, basic                $       2.53   $       2.28   $       2.20  $       1.91   $       1.82
  Net earnings per share, assuming dilution            2.52           2.27           2.19          1.90           1.82
  Cash dividends declared                              1.33           1.21           1.08          0.93           0.82
  Book value at period-end                            17.12          16.25          15.45         13.86          12.74
Earnings performance ratios:
  Return on average assets                             1.82%          1.75%          1.78%         1.62%          1.67%
  Return on average equity                            15.09          14.40          14.97         14.35          15.39
Summary Balance Sheet Data (Period-end):
  Investment securities                        $    854,334   $    910,302   $    772,256  $    721,694   $    654,253
  Loans                                           1,164,223        987,523        964,040       940,131        859,271
  Total assets                                    2,315,224      2,092,571      1,993,183     1,929,694      1,753,814
  Deposits                                        1,994,312      1,796,271      1,711,562     1,685,163      1,519,874
  Total liabilities                               2,049,679      1,841,085      1,754,415     1,716,040      1,557,693
  Total shareholders' equity                        265,545        251,487        238,768       213,654        196,121
Asset quality ratios:
  Allowance for loan losses/period-end loans           1.19%          1.17%          1.16%         1.13%          1.15%

  Nonperforming assets/period-end loans plus
     foreclosed assets                                 0.43           0.32           0.44          0.51           0.48
  Net charge offs/average loans                        0.12           0.09           0.19          0.18           0.18
Capital ratios:
  Average shareholders' equity/average assets         12.08%         12.13%         11.89%        11.29%         10.86%
  Leverage ratio (1)                                   9.80          10.60          10.51          9.92          10.40
  Tier 1 risk-based capital (2)                       16.46          18.83          18.42         17.10          17.75
  Total risk-based capital (3)                        17.49          19.83          19.47         18.08          18.74
  Dividend payout ratio                               52.62          53.10          49.13         48.94          45.23

----------------------------------------------------------------------------------------------------------------------

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

     You should read the following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2004 and 2003, and consolidated statements of earnings for the years 2002 through 2004 in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K. All prices and per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends, including the five-for-four stock split in the form of a 25% stock dividend effective June 2, 2003 for shareholders of record on May 16, 2003.

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

     The following discussion addresses our allowance for loan loss and its provision for loan losses, which we deem to be our most critical accounting policy. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period.

     The allowance for loan losses is an amount we believe will be adequate to absorb inherent estimated losses on existing loans in which full collectibility is unlikely based upon our review and evaluation of the loan portfolio, including letters of credit, lines of credit and unused commitments to provide financing. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

     Our periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of the borrower, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners. We have developed a consistent, well-documented loan review methodology that includes allowances assigned to specific loans and nonspecific allowances, which are based on the factors noted above. While each subsidiary bank is responsible for the adequacy of its allowance, our independent loan review department is responsible for reviewing this evaluation for all of our subsidiary banks to ensure consistent methodology and overall adequacy for us.

     Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy and employment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The bank regulatory agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful.

     Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price.

Results of Operations

     Performance Summary. Net earnings for 2004 were $39.2 million, an increase of $3.9 million, or 11.0% over net earnings for 2003 of $35.3 million. Net earnings for 2002 were $34.0 million. The increase in net earnings for 2004 over 2003 was primarily attributable to growth in net interest income and in noninterest income. The increase in net earnings for 2003 over 2002 was primarily attributable to growth in noninterest income and a decline in the provision for loan losses. The improvement in loan loss provision experienced in 2003 over 2002 was due to decreases in net charge-offs and nonperforming loans.

     On a basic net earnings per share basis, net earnings were $2.53 for 2004 as compared to $2.28 for 2003 and $2.20 for 2002. Return on average assets was 1.82% for 2004 as compared to 1.75% for 2003 and 1.78% for 2002. Return on average equity was 15.09% for 2004 as compared to 14.40% for 2003 and 14.97% for 2002.

     Acquisitions. On March 4, 2004, we entered into a stock purchase agreement with the principal shareholders of Liberty National Bank, Granbury, Texas. On July 26, 2004 the transaction was completed. Pursuant to the purchase agreement, the Company paid approximately $12.3 million for all of the outstanding shares of Liberty National Bank. At closing, Liberty National Bank became a direct subsidiary of First Financial Bankshares of Delaware, Inc., our wholly owned Delaware bank holding company and, effective November 1, 2004, it was merged with our wholly owned bank subsidiary, First Financial Bank, National Association, Stephenville. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $7.5 million, of which approximately $359,000 was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. See Note 17 to the Consolidated Financial Statements for additional information.

     On September 7, 2004, we entered into a stock purchase agreement with the shareholders of Southwestern Bancshares, Inc., the parent Company of The First National Bank, Glen Rose, Texas. On December 1, 2004, the transaction was completed. Pursuant to the purchase agreement, the Company paid approximately $13.4 million for all outstanding shares of Southwestern Bancshares, Inc. At closing, Southwestern Bancshares and The First National Bank, Glen Rose, were merged into our wholly-owned bank subsidiary, First Financial Bank, National Association, Stephenville. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $8.7 million, of which approximately $433,000 was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. See Note 17 to the Consolidated Financial Statements for additional information.

     On October 25, 2004, we entered into a stock purchase agreement with the shareholders of Clyde Financial Corporation, the parent company of The Peoples State Bank in Clyde, Texas. On February 1, 2005, the transaction was completed. Pursuant to the purchase agreement, we paid approximately $25.4 million for all outstanding shares of Clyde Financial Corporation.

     Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $88.9 million in 2004 as compared to $82.3 million in 2003 and $83.6 million in 2002. The increase in 2004 compared to 2003 was the result of improving net interest spreads and increases in the volume of earning assets. The decrease in 2003 compared to 2002 was the result of declining net interest spreads offset by increases in volume of earning assets. Average earning assets were $1.979 billion in 2004, as compared to $1.856 billion in 2003 and $1.748 billion in 2002. The 2004 increase in average earning assets is attributable to our acquisitions and strong loan growth. The 2003 increase in average earning assets was attributable to a larger volume of investment securities, which increased $118.1 million, and higher average loans. Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

     Table 1 -- Changes in Interest Income and Interest Expense (in thousands):


                                                 2004 Compared to 2003            2003 Compared to 2002
                                              -----------------------------   ------------------------------
                                           Change Attributable to    Total  Change Attributable to    Total
                                               Volume     Rate       Change   Volume       Rate       Change
                                              -------    -------    -------   -------    --------    -------
Short-term investments ....................   $  (162)   $   111    $   (51)  $  (239)   $   (241)   $  (480)
Taxable investment securities .............       136       (734)      (598)    4,907      (8,234)    (3,327)
Tax-exempt investment securities (1) ......     2,484       (238)     2,246     1,925        (325)     1,600
Loans (1) .................................     5,973     (2,052)     3,921       277      (6,599)    (6,322)
                                              -------    -------    -------   -------    --------    -------
    Interest income .......................     8,431     (2,913)     5,518     6,870     (15,399)    (8,529)

Interest-bearing deposits .................       551     (2,158)    (1,607)      943      (8,063)    (7,120)
Short-term borrowings .....................       298        255        553        59)        (70)      (129)
                                              -------    -------    -------   -------    --------    -------
    Interest expense ......................       849     (1,903)    (1,054)      884      (8,133)    (7,249)
                                              -------    -------    -------   -------    --------    -------
    Net interest income (expense) .........   $ 7,582    $(1,010)   $ 6,572   $ 5,986    $ (7,266)   $(1,280)
                                              =======    =======    =======   =======    ========    =======

----------------
(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.


     The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2002 through 2004. As the prime rate increased from 4.00% to 5.25% in 2004, we repriced our earning assets and raised rates on interest bearing deposits accordingly as the market allowed or required which resulted in a slightly higher net interest margin. While rates increased 125 basis points in 2004, the increase did not begin until July 2004 and in 25 basis point increments and as a result overall, interest rates had a negative effect on our interest margins until the latter part of 2004. In 2003, as the prime rate declined from 4.25% to 4.00%, we repriced our earning assets correspondingly as the market required but were unable to reduce interest bearing deposit rates by the same amounts as some deposits had been previously reduced to the lowest rates we believed the market would bear. This resulted in a lower net interest margin in 2003.

     Table 2 -- Average Balances and Average Yields and Rates (in thousands, except percentages):


                                            2004                        2003                        2002
                                --------------------------  ---------------------------  --------------------------
                                 Average    Income/   Yield/  Average    Income/   Yield/  Average   Income/   Yield/
                                  Balance   Expense    Rate    Balance   Expense    Rate   Balance   Expense    Rate
                                ----------  --------  ----  ----------- ---------  ----  ----------- --------  ----
Assets
  Short-term investments.....   $   28,032  $    416  1.48% $    42,643 $     467  1.10% $     57,03 $    467  1.66%
  Taxable investment securities    691,384    28,545  4.13      688,178    29,143  4.23      597,830   32,470  5.43
  Tax-exempt investment
   securities (1)............      215,268    14,320  6.65      178,541    12,075  6.76      150,824   10,475  6.95
  Loans (1)(2)...............    1,044,010    61,690  5.91      946,173    57,768  6.11       942,10   64,090  6.80
                                ----------  --------        ----------- ---------        ----------- --------
   Total earning assets......    1,978,694   104,971  5.31    1,855,535    99,453  5.36    1,747,785  107,982  6.18
  Cash and due from banks....       86,470                       88,518                       81,016
  Bank premises and equipment       45,722                       41,866                       41,195
  Other assets...............       23,292                       21,825                       24,458
  Goodwill, net..............       26,759                       23,866                       24,644
  Allowance for loan losses..      (12,596)                     (11,425)                     (11,099)
                                ----------                  -----------                  -----------
   Total assets..............   $2,148,341                  $ 2,020,185                  $ 1,907,999
                                ==========                  ===========                  ===========
Liabilities and Shareholders'
 Equity
  Interest-bearing deposits..   $1,350,992  $ 15,362  1.14  $ 1,308,485 $  16,968  1.30  $ 1,259,158 $ 24,088  1.91%
  Short-term borrowings......       55,636       715  1.29       19,615       163  0.83       24,628      292  1.19
                                ----------  --------        ----------- ---------        ----------- --------
   Total interest-bearing
   liabilities...............    1,406,628    16,077  1.14    1,328,100    17,131  1.29    1,283,786   24,380  1.90
                                            --------                    ---------                    --------
  Noninterest-bearing deposits     465,470                      430,747                      385,012
  Other liabilities..........       16,741                       16,210                       12,433
                                ----------                  -----------                  -----------
   Total liabilities.........    1,888,839                    1,775,057                    1,681,231
Shareholders' equity.........      259,502                      245,128                      226,768
                                ----------                  -----------                  -----------
  Total liabilities and
   shareholders' equity......   $ 2,148,341                 $ 2,020,185                  $ 1,907,999
                                ===========                 ===========                  ===========
Net interest income..........               $ 88,894                    $  82,322                    $ 83,602
                                            ========                    =========                    ========
Rate Analysis:
  Interest income/earning
  assets.....................                         5.31%                        5.36%                       6.18%
  Interest expense/earning
  assets.....................                         0.81                         0.92                        1.40
                                                      ----                         ----                        ----
   Net yield on earning assets                        4.50%                        4.44%                       4.78%
                                                      ====                         ====                        ====

---------------
(1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans.


     Noninterest Income. Noninterest income for 2004 was $38.8 million, an increase of $4.7 million, or 13.8%, as compared to 2003. The increase is primarily attributable to an increase in (1) service charges on deposits of $4.7 million as a result of our enhanced overdraft protection product, (2) gain on sale of student loans of $696 thousand resulting from sales of $80 million in student loans in 2004 versus $70 million in 2003 and (3) securities gains of $363 thousand from sales of securities to provide necessary liquidity for our acquisitions. These increases were partially offset by (1) a $941 thousand decrease in mortgage origination fees as rates rose and refinancing activity significantly declined and (2) nonrecurring other real estate sales in 2003.

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

     Table 3 provides comparisons for other categories of noninterest income.

     Table 3 -- Noninterest Income (in thousands):


                                                  Increase              Increase
                                         2004    (Decrease)    2003    (Decrease)    2002
                                        -------   -------    --------    ------   --------
Trust fees ..........................   $ 6,374   $   356    $  6,018   $   182   $  5,836
Service fees on deposit accounts ....    20,430     4,683      15,747       312     15,435
Real estate mortgage fees ...........     1,982      (941)      2,923     1,065      1,858
Net gain on sale of student loans ...     2,592       696       1,896     1,113        783
Net gain on sale of other real estate       172      (571)        743       736          7
Net gain on securities transactions .       388       363          25         9         16
ATM fees ............................     3,082       297       2,785       415      2,370
Other:
  Mastercard fees ...................       826        75         751      (229)       980
  Check printing fees ...............       895       (16)        911       176        735
  Miscellaneous income ..............       709      (162)        871       376        495
  Safe deposit rental fees ..........       395        (1)        396        (7)       403
  Exchange fees .....................       189         5         184       (12)       196
  Credit life fees ..................       138         8         130       (70)       200
  Data processing fees ..............       194       (55)        249         4        245
  Brokerage commissions .............       343        32         311       (29)       340
  Interest on loan recoveries .......       114       (55)        169       (61)       230
                                        -------   -------    --------    ------   --------
     Total other ....................     3,803      (169)      3,972       148      3,824
                                        -------   -------    --------    ------   --------
  Total Noninterest Income ..........   $38,823   $ 4,714    $ 34,109    $3,980   $ 30,129
                                        =======   =======    ========    ======   ========


     Noninterest Expense. Total noninterest expense for 2004 was $66.1 million, an increase of $5.0 million, or 8.1%, as compared to 2003. Noninterest expense for 2003 amounted to $61.2 million, an increase of $2.1 million or 3.5% as compared to 2002. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2004 was 51.78% compared to 52.52% for 2003, and 51.96% for 2002.

     Salaries and employee benefits for 2004 totaled $35.5 million, an increase of $2.2 million, or 6.5%, as compared to 2003. Salaries for 2004 were up $1.6 million with the increase attributable to normal pay increases and a higher number of full time equivalent employees due to our acquisitions. Medical and other benefits decreased $190 thousand in 2004 from 2003 due primarily to lower claims experience in the Company's self insured health plan. Profit sharing expense for 2004 increased $1.3 million, due to the overall percentage increase in net income for 2004 over 2003. Pension expense was $1.3 million less in 2004 than in 2003 as a result of our freezing the pension plan effective January 1, 2004, whereby no additional service costs will accrue in the future (unless the plan is reinstated). This decrease is partially offset by the cost of our matching of employee deferrals into our 401(k) plan, which amounted to $708 thousand in 2004. Effective January 1, 2004, we began matching a maximum of 4% on employee deferrals of 5% of their compensation.

     Net occupancy expense for 2004 was up $255 thousand from the prior year, principally due to higher utility costs, which reflect the current energy market, and higher real estate taxes. Equipment expense was up $664 thousand in 2004 over 2003. Equipment depreciation expense was $691 thousand more in 2004 than in 2003 as a result of our continued investment in our technology infrastructure and our expansion. Intangible asset amortization resulting from the core deposit intangibles related to our acquisitions increased by $27 thousand in connection with the acquisitions by our Stephenville subsidiary. Data processing and operations fees decreased $635 thousand due to our terminating a third party data processing contract for item processing services for our eastern banks and bringing those services in house as a part of our technology company. Costs associated with these services are included in salaries and employee benefits and equipment expense in 2004. Our ATM expenses were $262 thousand more in 2004 than in 2003, primarily due to increased debit card usage by our customers. Other professional fees in 2004 were $500 thousand more than in 2003, principally due to costs associated with our enhanced overdraft protection products and information technology consulting. Telephone expense was $137 thousand more in 2004 than in 2003 as a result of upgrading our voice and data network infrastructure. Operational losses were $604 thousand more in 2004 than in 2003; this increase is attributable to the increase in charge offs in our enhanced overdraft product, which was also largely responsible for the $4.7 million increase in service fees on deposit accounts.

     Salaries and employee benefits for 2003 totaled $33.3 million, an increase of $1.4 million, or 4.2%, as compared to 2002. Salaries for 2003 were up $1.5 million with the increase attributable to normal pay increases and a higher number of full time equivalent employees. Medical and other benefits increased $688 thousand in 2003 over 2002 due primarily to adverse claims experience in the Company's self insured health plan. Profit sharing expenses for 2003 decreased $1.2 million, as compared to the prior year, due to a lower percentage increase in net income for 2003 over 2002. Pension expense for 2003 increased $196 thousand, or 16.7%, over 2002 primarily from the increased amortization of unrecognized net loss on plan assets.

     Net occupancy expense and equipment expense for 2003 was virtually unchanged from the prior year. Intangible asset amortization resulting from the core deposit intangible from the Mineral Wells acquisition was the same for 2003 and 2002. Other professional and service fees increased by $340 thousand in 2003 as compared to 2002, primarily as a result of a consulting agreement with Mr. Ken Murphy, the chairman of our board of directors, and fees paid for information technology consulting.


     Table 4 -- Noninterest Expense (in thousands):


                                                                    Increase                   Increase
                                                        2004       (Decrease)      2003       (Decrease)       2002
                                                      --------       -------     --------       --------   ----------
Salaries.....................................         $ 27,035       $ 1,563     $ 25,472       $  1,488   $   23,984
Medical and other benefits...................            2,795          (190)       2,985            688        2,297
Profit sharing...............................            2,737         1,264        1,473        (1,208)        2,681
Pension......................................               92        (1,277)       1,369            196        1,173
401(k) Match Expense.........................              708           708            -              -            -
Payroll taxes................................            2,162           112        2,050            192        1,858
                                                      --------       -------     --------       --------   ----------
  Total salaries and employee benefits.......           35,529         2,180       33,349          1,356       31,993

Net occupancy expense........................            4,196           255        3,941             32        3,909
Equipment expense............................            5,533           664        4,869             68        4,801
Intangible amortization......................              162            27          135              -          135

Other:
  Data processing and operation fees.........              405          (635)       1,040            (38)       1,078
  Postage....................................            1,160            42        1,118             24        1,094
  Printing, stationery and supplies..........            1,445            14        1,431            (44)       1,475
  Advertising................................            1,267            81        1,186             17        1,169
  Correspondent bank service charges.........            1,577            76        1,501             10        1,491
  ATM expense................................            1,777           262        1,515            154        1,361
  Credit card fees...........................              530            24          506           (190)         696
  Telephone..................................            1,020           137          883             13          870
  Public relations and business development..              879            87          792             34          758
  Directors' fees............................              608            12          596             80          516
  Audit and accounting fees..................            1,068           178          890            105          785
  Legal fees.................................              434             8          426             43          383
  Other professional and service fees........            1,636           500        1,136            340          796
  Regulatory exam fees.......................              589            54          535              9          526
  Travel.....................................              362            64          298            (13)         311
  Courier expense............................              737           (66)         803            127          676
  Operational and other losses...............            1,146           604          542           (201)         743
  Other miscellaneous expense................            4,068           406        3,662            146        3,516
                                                      --------       -------     --------       --------   ----------
     Total other.............................           20,708         1,848       18,860            616       18,244
                                                      --------       -------     --------       --------   ----------
Total Noninterest Expense....................         $ 66,128       $ 4,974     $ 61,154       $  2,072   $   59,082
                                                      ========       =======     ========       ========   ==========

     Income Taxes. Income tax expense was $15.8 million for 2004 as compared to $14.6 million for 2003 and $14.6 million for 2002. Our effective tax rates on pretax income were 28.7%, 29.3% and 30.1%, respectively, for the years 2004, 2003 and 2002. The decreases in the effective tax rates are a result of an increase in interest earned on tax exempt securities and the deductibility of dividends paid to our employee stock ownership plan implemented effective July 1, 2003.

Balance Sheet Review

     Loans. Our portfolio is comprised of loans made to businesses, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate mortgage loans. As of December 31, 2004, total loans were $1,164.2 million, an increase of $176.7 million, as compared to December 31, 2003. As compared to year-end 2003, real estate loans increased $138.1 million and commercial, financial and agriculture loans increased $51.4 million. Consumer loans as of year-end 2004 decreased $12.7 million as compared to 2003 due primarily to increased competition from zero/low interest rates on automobile loans. Loans averaged $1,044.0 million during 2004, an increase of $97.8 million over the prior year average.

     Table 5 -- Composition of Loans (in thousands):

                                                                          December 31,
                                              -----------------------------------------------------------------
                                                  2004         2003          2002          2001          2000
                                              ----------    ---------     ---------     ---------     ---------
Commercial, financial and agricultural.....   $  385,193    $ 333,840     $ 311,743     $ 312,053     $ 295,032
Real estate -- construction................      107,148       77,834        50,911        47,173        40,610
Real estate -- mortgage....................      494,524      385,770       375,256       350,382       290,920
Consumer, net of unearned income...........      177,358      190,079       226,130       230,523       232,709
                                              ----------    ---------     ---------     ---------     ---------
                                              $1,164,223    $ 987,523     $ 964,040     $ 940,131     $ 859,271
                                              ==========    =========     =========     =========     =========


     Table 6 -- Maturity Distribution and Interest Sensitivity of Loans at
                December 31, 2004 (in thousands):

     The following tables summarize maturity and yield information for the commercial, financial, and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2004:


                                                               After One
                                                                 Year
                                             One Year          Through             After Five
                                             or less          Five Years              Years              Total
                                            ----------       ------------          ----------          ---------
Commercial, financial, and agricultural     $  275,909       $     85,786          $   23,498          $ 385,193
Real estate -- construction...........          84,776             21,680                 692            107,148
                                            ----------       ------------          ----------          ---------
                                            $  360,685       $    107,466          $   24,190          $ 492,341
                                            ==========       ============          ==========          =========


                                                              Maturities
                                                            After One Year
                                                             ------------
     Loans with fixed interest rates....................     $     67,973
     Loans with floating or adjustable interest rates...           63,683
                                                             ------------
                                                             $    131,656


     Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which consist of nonperforming loans and foreclosed assets, were $5.0 million at December 31, 2004, as compared to $3.2 million at December 31, 2003 and $4.3 million at December 31, 2002. As a percent of loans and foreclosed assets, nonperforming assets were 0.43% at December 31, 2004, as compared to 0.32% at December 31, 2003 and 0.44% at December 31, 2002.

The increase in nonperforming assets is primarily due to our Granbury and Glen Rose bank acquisitions. We consider the level of nonperforming assets to be manageable and are not aware of any material classified credit not properly disclosed as nonperforming at December 31, 2004.

Table 7 -- Nonperforming Assets (in thousands, except percentages):


                                                               At December 31,
                                               ----------------------------------------------
                                                2004      2003      2002      2001      2000
                                               ------    ------    ------    ------    ------
Nonaccrual loans ...........................   $4,142    $1,690    $3,716    $3,727    $3,512
Loans still accruing and past due 90 days or
     more                                         120        61        14        66        34
Restructured loans .........................        -         -         -         -         -
                                               ------    ------    ------    ------    ------
     Nonperforming loans ...................    4,262     1,751     3,730     3,793     3,546
Foreclosed assets ..........................      779     1,420       536     1,031       546
                                               ------    ------    ------    ------    ------
     Total nonperforming assets ............   $5,041    $3,171    $4,266    $4,824    $4,092
                                               ======    ======    ======    ======    ======
As a % of loans and foreclosed assets ......    0.43%     0.32%     0.44%     0.51%     0.48%


     We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are doubtful, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $127,000, $46,000 and $111,000 during the years ended December 31, 2004, 2003, and 2002, respectively, of which approximately $1,000, $4,000 and $2,000 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2004, 2003, and 2002, respectively, such income would have approximated $320,000, $207,000 and $317,000.

     Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to provide for losses on loans that we deem are uncollectible. We determine the allowance and the required provision expense by reviewing general loss experiences and the performances of specific credits. The provision for loan losses was $1.6 million for 2004 as compared to $1.2 million for 2003 and $2.4 million for 2002. The increase in 2004 over 2003 in our provision was due to overall loan growth and changes to individual loan grades. As a percent of average loans, net loan charge-offs were 0.12% during 2004, 0.09% during 2003 and 0.19% during 2002. The allowance for loan losses as a percent of loans was 1.19% as of December 31, 2004, as compared to 1.17% as of December 31, 2003. The growth in our allowance for loan losses at December 31, 2004 compared to December 31, 2003 was a result of the reasons noted above for the growth in our provision and from our acquisitions of the Granbury and Glen Rose banks. A key indicator of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans, which consist of nonaccrual loans, loans past due 90 days, and restructured loans. This ratio for the past five years is disclosed in Table
7. Table 9 provides an allocation of the allowance for loan losses based on loan type and the percent of total loans that each major loan type represents. Other than the loan types presented in Table 9, we had no loan concentration at December 31, 2004 that represented more than 10% of total loans.

     Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy and employment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

     Table 8 -- Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):


                                                          2004         2003        2002         2001         2000
                                                      ----------    ---------   ---------    ---------     ---------
Balance at January 1,..............................      $11,576      $11,219   $  10,602    $   9,888     $   8,938
Allowance established from purchase acquisitions...        1,858            -           -          407             -
                                                      ----------    ---------   ---------    ---------     ---------
                                                          13,434       11,219      10,602       10,295         8,938
Charge-offs:
  Commercial, financial and agricultural...........          873          990       1,116        1,094           950
  Consumer.........................................        1,075        1,186       1,471        1,498         1,998
  All other........................................           41            1           -           33            45
                                                      ----------    ---------   ---------    ---------     ---------
Total charge-offs..................................        1,989        2,177       2,587        2,625         2,993

Recoveries:
  Commercial, financial and agricultural...........          342          867         288          269           391
  Consumer.........................................          402          482         535          688           855
  All other........................................           15            7          11           11           299
                                                      ----------    ---------   ---------    ---------     ---------
Total recoveries...................................          759        1,356         834          968         1,545
                                                      ----------    ---------   ---------    ---------     ---------

Net charge-offs....................................        1,230          821       1,753        1,657         1,448
Provision for loan losses..........................        1,633        1,178       2,370        1,964         2,398
                                                      ----------    ---------   ---------    ---------     ---------
Balance at December 31,............................      $13,837      $11,576   $  11,219    $  10,602     $   9,888
                                                      ==========    =========   =========    =========     =========

Loans at year-end..................................   $1,164,223    $ 987,523   $ 964,040    $ 940,131     $ 859,271
Average loans......................................    1,044,010      946,173     942,101      897,616       817,603

Net charge-offs/average loans......................        0.12%        0.09%       0.19%        0.18%         0.18%
Allowance for loan losses/year-end loans...........        1.19         1.17        1.16         1.13          1.15
Allowance for loan losses/nonperforming loans......      324.67       661.10      300.78       279.51        278.85


Table 9 -- Allocation of Allowance for Loan Losses (in thousands):


                                                      2004          2003        2002           2001          2000
                                                   -----------     --------   ---------     ---------      ---------
                                                    Allocation   Allocation   Allocation    Allocation    Allocation
                                                      Amount        Amount     Amount         Amount        Amount
                                                   -----------     --------   ---------     ---------      ---------
Commercial, financial and agricultural........     $     6,293     $  5,293   $   3,628     $   4,966      $   3,394
Real estate -- construction....................            922          669         592           415            468
Real estate -- mortgage........................          4,636        3,754       4,368         2,710          3,348
Consumer......................................           1,986        1,860       2,631         2,511          2,678
                                                   -----------     --------   ---------     ---------      ---------
    Total.....................................     $    13,837     $ 11,576   $  11,219     $  10,602      $   9,888
                                                   ===========     ========   =========     =========      =========


     Percent of Total Loans:

                                                             2004         2003        2002         2001        2000
                                                          ----------    --------    ---------   ---------   ---------
Commercial, financial and agricultural................       33.09%       33.81%      32.34%      33.19%      34.33%
Real estate -- construction............................       9.20         7.88        5.28        5.02        4.73
Real estate -- mortgage................................      42.48        39.06       38.93       37.27       33.86
Consumer, net of unearned income......................       15.23        19.25       23.45       24.52       27.08


     Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming asset table. Also included in classified loans are certain other loans that are deemed to be potential problems. Potential problem loans are those loans that are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $3.7 million as of December 31, 2004.

     Investment Securities. Investment securities totaled $854.3 million as of December 31, 2004, as compared to $910.3 million at December 31, 2003 and $772.3 million at December 31, 2002. At December 31, 2004, securities with an amortized cost of $90.1 million were classified as securities held-to-maturity and securities with a market value of $764.3 million were classified as securities available-for-sale. As compared to December 31, 2003, the overall portfolio at

December 31, 2004, reflected (1) a decrease of $14.8 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies; (2) a decrease of $6.8 million in obligations of states and political subdivisions; (3) a $12.0 million decrease in corporate bonds and other securities; and (4) a $22.4 million decrease in mortgage-backed securities. These declines were due to maturities that were not reinvested but, rather, used to fund loan growth. As compared to December 31, 2002, the portfolio at December 31, 2003 reflected (1) an increase of $54.7 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies; (2) an increase of $55.7 million in obligations of states and political subdivisions;
(3) a $12.7 million decrease in corporate bonds and other securities; and (4) a $40.5 million increase in mortgage-backed securities. The overall portfolio yield of 4.7% at the end of 2004 was down from the prior year-end yield of 4.9% due to lower average interest rates. We did not hold any high risk collateralized mortgage obligations or structured notes as of December 31, 2004. See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2004 and 2003.

     Table 10 -- Composition of Investment Securities (dollars in thousands):


                                                                 At December 31,
                              -------------------------------------------------------------------------------------
                                        2004                          2003                          2002
                              -------------------------     -------------------------      ------------------------
                              Amortized                      Amortized                     Amortized
    Held-to-Maturity:            Cost        Fair Value        Cost        Fair Value        Cost        Fair Value
    ----------------          ----------     ----------     ----------     ----------      ---------      ---------
U.S. Treasury securities
   and obligations of U.S.
   government sponsored-
   enterprises and agencies   $   52,387     $   53,580     $   78,224     $   82,405      $ 110,939      $ 117,808
Obligations of states and
   political subdivisions.        32,739         34,719         43,325         45,885         60,836         64,050
Corporate bonds...........           504            523            503            545            499            540
Mortgage-backed securities         4,436          4,648          9,274          9,759         28,176         29,464
Other securities..........             -              -              -              -              -              -
                              ----------     ----------     ----------     ----------      ---------      ---------
                              $   90,066     $   93,470     $  131,326     $  138,594      $ 200,450      $ 211,862
                              ----------     ----------     ----------     ----------      ---------      ---------

   Available-for-Sale:
   -------------------
U.S. Treasury securities
   and obligations of U.S.
   government sponsored-
   enterprises and agencies   $  270,429     $  270,079     $  253,515     $  259,000      $ 164,090      $ 171,619
Obligations of states and
   political subdivisions.       181,453        187,728        178,287        183,904        104,800        110,741
Corporate bonds...........        22,135         22,635         36,103         37,798         49,234         51,812
Mortgage-backed securities       274,044        273,888        291,809        291,481        228,490        232,106
Other securities..........         9,882          9,937          6,720          6,793          5,453          5,529
                              ----------     ----------     ----------     ----------      ---------      ---------
                                 757,943        764,267        766,434        778,976        552,067        571,807
                              ----------     ----------     ----------     ----------      ---------      ---------

                              $  848,009     $  857,737     $  897,760     $  917,570      $ 752,517      $ 783,669
                              ==========     ==========     ==========     ==========      =========      =========


     Table 11 -- Maturities and Yields of Investment Securities Held at December 31, 2004 (in thousands, except percentages):


                                                                        Maturing
                                -----------------------------------------------------------------------------------------
                                                   After One Year   After Five Years
                                    One Year           Through          Through            After
                                    or Less          Five Years        Ten Years         Ten Years          Total
                                ---------------    ---------------   ---------------    ---------------   ---------------
Held-to-Maturity:                Amount   Yield     Amount   Yield    Amount   Yield     Amount   Yield    Amount   Yield
----------------                --------   ----    --------   ----   --------   ----    --------   ----   --------   ----
Obligations of U.S.
   government sponsored-
   enterprises and agencies     $ 30,644   5.88%   $ 21,743   5.37%  $      -      -    $      -      -   $ 52,387   5.67%
Obligations of states and
   political subdivisions..        5,242   6.08      15,936   7.05     11,361   7.27%        200   8.65%    32,739   6.98
Corporate bonds and other
   securities..............            -      -         500   6.17          -      -           4      -        504   6.12

Mortgage-backed securities.            2   8.63       4,228   5.86        206   4.58           -      -      4,436   5.80
                                --------   ----    --------   ----   --------   ----    --------   ----   --------   ----
   Total...................     $ 35,888   5.91%   $ 42,407   6.07%  $ 11,567   7.23%   $    204   8.48%  $ 90,066   6.16%
                                ========   ====    ========   ====   ========   ====    ========   ====   ========   ====



                                                                        Maturing
                                -----------------------------------------------------------------------------------------
                                                   After One Year   After Five Years
                                    One Year           Through          Through            After
                                    or Less          Five Years        Ten Years         Ten Years          Total
                                ---------------    ---------------   ---------------    ---------------   ---------------
Available-for-Sale:              Amount   Yield     Amount   Yield    Amount   Yield     Amount   Yield    Amount   Yield
------------------              --------   ----    --------   ----   --------   ----    --------   ----   --------   ----
U.S. Treasury obligations..     $     99   1.62%   $    997   3.03%         -      -           -      -   $  1,096   2.90%
Obligations of U.S.
   governmentsponsored-
   enterprises and agencies       47,256   4.12     221,727   3.54          -      -           -      -    268,983   3.63
Obligations of states and
   political subdivisions..        3,799   4.04      50,206   7.46     88,776   6.62%   $ 44,947   5.74%   187,728   6.38
Corporate bonds and other
   securities..............       15,668   5.05      11,441   5.67          -      -       5,463   4.33     32,572   5.15
Mortgage-backed securities        38,607   3.72     190,264   4.25     45,017   4.52           -      -    273,888   4.22
                                --------   ----    --------   ----   --------   ----    --------   ----   --------   ----
   Total...................     $105,429   4.11%   $474,635   4.21%  $133,793   5.91%   $ 50,410   5.59%  $764,267   4.58%
                                ========   ====    ========   ====   ========   ====    ========   ====   ========   ====



                                                                        Maturing
                                -----------------------------------------------------------------------------------------
                                                   After One Year   After Five Years
                                    One Year           Through          Through            After
                                    or Less          Five Years        Ten Years         Ten Years          Total
                                ---------------    ---------------   ---------------    ---------------   ---------------
Total Investment Securities:     Amount   Yield     Amount   Yield    Amount   Yield     Amount   Yield    Amount   Yield
---------------------------     --------   ----    --------   ----   --------   ----    --------   ----   --------   ----
U.S. Treasury obligations..     $     99   1.62%   $    997   3.03%         -      -           -      -   $  1,096   2.90%
Obligations of U.S.
   government sponsored-
   enterprises and agencies       77,900   4.82     243,470   3.69          -      -           -      -    321,370   3.97
Obligations of states and
   political subdivisions..        9,041   5.22      66,142   7.36   $100,137   6.69%     45,147   5.75%   220,467   6.47
Corporate bonds and other
   securities..                   15,668   5.05      11,941   5.69          -      -       5,467   4.33     33,076   5.16
Mortgage-backed
securities............            38,609   3.72     194,492   5.83     45,223   4.51           -      -    278,324   4.24
                                --------   ----    --------   ----   --------   ----    --------   ----   --------   ----
     Total.................     $141,317   4.57%   $517,042   4.36%  $145,360   6.02%   $ 50,614   5.60%  $854,333   4.75%
                                ========   ====    ========   ====   ========   ====    ========   ====   ========   ====


All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages.

 Table 12 -- Disclosure of Investment Securities with Continuous Unrealized Loss

     The following table discloses, as of December 31, 2004, our investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):


                                        Less than 12 Months         12 Months or Longer                 Total
                                       -------------------          --------------------        ---------------------
                                        Fair       Unrealized        Fair       Unrealized       Fair       Unrealized
                                        Value        Loss            Value         Loss          Value         Loss
                                       --------     ------          -------       ------        --------      -------
U. S. Treasury securities and
  obligations of U.S. government
  sponsored-enterprises
  And agencies                         $148,525     $1,459          $15,669         $555        $164,194      $2,014
Obligations of state and
  political subdivisions                 22,598        265           19,635          662          42,233         927
Mortgage-backed securities               50,631        344           66,571        1,391         117,202       1,735


     We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 355. We do not believe these unrealized losses are "other than temporary" as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, (2) it is not probable that the Company will be unable to collect the amounts contractually due and (3) no decision to dispose of the investments were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising short-term and intermediate interest rates at December 31, 2004, in relation to previous rates. The duration of these investments is less than 5 years for all securities other than the municipal bonds, which is less than 15 years. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

     Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $1.994 billion as of December 31, 2004, as compared to $1.796 billion as of December 31, 2003 and $1.712 billion as of December 31, 2002. Table 13 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more.

     Table 13 -- Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):


                                                2004                         2003                       2002
                                      -------------------------  --------------------------    -----------------------
                                       Average        Average      Average       Average        Average      Average
                                       Balance          Rate       Balance         Rate         Balance        Rate
                                      ----------     ----------  -----------     ----------    ----------    ---------
Noninterest-bearing deposits....      $  465,470            -    $   430,747             -     $  385,012          -
Interest-bearing deposits
   Interest-bearing checking....         373,733         0.48%       306,259          0.38%       315,688       0.71%
   Savings and money market
     accounts...................         424,011         0.74        434,574          0.79        389,337       1.18
   Time deposits under $100,000.         322,809         1.83        340,384          2.20        371,970       3.11
   Time deposits of $100,000 or
     more.......................         230,439         1.95        227,268          2.15        182,163       3.13
                                      ----------         ----    -----------          ----     ----------       ----
   Total interest-bearing deposits     1,350,992         1.14%     1,308,485          1.30%     1,259,158       1.91%
                                      ----------         ====    -----------          ====     ----------       ====
Total average deposits..........      $1,816,462                 $ 1,739,232                   $1,644,170
                                      ==========                 ===========                   ==========



                                                             December 31, 2004
                                                             -----------------
     Three months or less...............................         $ 122,110
     Over three through six months......................            62,670
     Over six through twelve months.....................            50,873
     Over twelve months.................................            44,829
                                                                 ---------
       Total time deposits of $100,000 or more..........         $ 280,482
                                                                 =========

Capital Resources

     We assess capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

     By way of background, total shareholders' equity was $265.5 million, or 11.47% of total assets, at December 31, 2004, as compared to $251.5 million, or 12.02% of total assets, at December 31, 2003. During 2004, total shareholders' equity averaged $259.5 million, or 12.08% of average assets, as compared to $245.1 million, or 12.13% of average assets, during 2003.

     Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders' equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of December 31, 2004, our total risk-based and leverage ratios were 17.49% and 9.80%, respectively, as compared to total risk-based and leverage ratios of 19.83% and 10.60% as of December 31, 2003. The decline in these ratios is due to the accounting for intangible assets from our Granbury and Glen Rose bank acquisitions in 2004. We believe by all measurements our capital ratios remain well above regulatory minimums.

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

     Each of our subsidiary banks has an asset liability committee that monitors interest rate risk and compliance with investment policies; there is also a holding company-wide committee that monitors the aggregate company's interest rate risk and compliance with investment policies. Each subsidiary bank tracks interest rate risk by, among other things, interest-sensitivity gap and simulation analysis. Table 14 sets forth the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2004, and sets forth the repricing dates of our consolidated interest-earning assets and interest-bearing liabilities as of that date, as well as our projected consolidated interest rate sensitivity gap percentages for the periods presented. The table is based on our estimates and assumptions as to when assets and liabilities will reprice in a changing interest rate environment. Assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not, and cannot, necessarily indicate the actual future impact of general interest rate movements on our consolidated net interest income.

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

Table 14 -- Interest Sensitivity Analysis (in thousands, except percentages):

                                                                                                         December 31,
                                                                                                            2004
                                                                                                          Estimated
                               2005       2006       2007       2008       2009      Beyond      Total    Fair Value
Loans:                      ---------- ---------  ---------  ---------  ---------  ---------  ----------  ----------
Fixed rate loans......      $  128,137   $70,394    $88,434    $79,523    $87,546    $81,871  $  535,905  $  535,140
   Average interest rate         6.47%     7.17%      6.83%      6.41%      5.95%      6.81%       6.58%
  Adjustable rate loans        563,802    18,295     13,955     11,257     19,500      1,509     628,318     628,318
   Average interest rate          5.62      5.97       6.25       6.06       5.89       4.95        5.66
Investment securities:
  Fixed rate securities        139,483   172,226    125,154    122,152     97,508    195,977     852,500     855,904
   Average interest rate          4.57      4.69       3.87       3.94       4.93       5.71        4.72
  Adjustable rate securities     1,833         -          -          -          -          -       1,833       1,833
   Average interest rate          3.18         -          -          -          -          -        3.18
Other earning assets:
  Adjustable rate other        100,240         -          -          -          -          -     100,240     100,240
   Average interest rate          2.08         -          -          -          -          -        2.08
                            ---------- ---------  ---------  ---------  ---------  ---------  ----------  ----------
 Total interest sensitive      933,495   260,915    227,543    212,932    204,554    279,357   2,118,796   2,121,435
assets................
   Average interest rate          5.19      5.46       5.17       4.98       5.46       6.17        5.35

Interest-bearing
Deposits:
  Fixed rate deposits.         458,961    49,034     17,995      9,507     10,858        247     546,602     547,179
   Average interest rate          2.05      2.73       3.76       3.43       3.93       4.31        2.23
  Adjustable rate deposits     921,015     3,275        574      1,691      2,674      6,472     935,701     935,701
   Average interest rate          0.84      1.52       0.82       1.18       0.77       0.66        0.84
Other interest-bearing
  liabilities:
  Adjustable rate other         35,692         -          -          -          -          -      35,692      35,692
   Average interest rate          1.73         -          -          -          -          -        1.73
                            ---------- ---------  ---------  ---------  ---------  ---------  ----------  ----------
Total interest sensitive
  liabilities.........      $1,415,668 $  52,309  $  18,569  $  11,198  $  13,532  $   6,719  $1,517,995  $1,518,572
   Average interest rate         1.25%     2.66%      3.67%      3.09%      3.31%      0.79%       1.36%

Interest sensitivity gap    $(482,173) $ 208,606  $ 208,974  $ 201,734  $ 191,022  $ 272,638  $  600,801  $  602,863
Cumulative interest
  sensitivity gap.....       (482,173) (273,567)   (64,593)    137,141    328,163    600,801
Ratio of interest
  sensitive assets to
  interest sensitive
  liabilities.........          65.94%
Cumulative ratio of
  interest sensitive
  assets to interest
  sensitive liabilities         65.94%    81.36%     95.65%    109.16%    121.71%    139.58%
Cumulative interest
  sensitivity gap as a
  percent of earning
  assets..............        (22.76)%  (12.91)%    (3.05)%      6.47%     15.49%     28.36%


     As of December 31, 2003, our 2004 interest-sensitivity gap was $587.7 million and our 2004 ratio of interest sensitive assets to interest sensitive liabilities was 54.69%.

     We estimate that, as of December 31, 2004, an upward shift of interest rates by 150 basis points would result in a 3.69% increase in projected net interest income over the next twelve months, and a downward shift of interest rates by 150 basis points would result in a 9.11% reduction in projected net interest income over the next twelve months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. We also believe that it is unlikely that such changes would occur in a short time period. As interest-bearing assets and liabilities reprice at different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Liquidity

     Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 15 and 16. Asset liquidity is provided by cash and assets, which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $35.7 million at December 31, 2004, and an unfunded $50.0 million line of credit established with a nonaffiliated bank which matures on December 31, 2005.

     On December 31, 2004, the Company entered into a loan agreement with The Frost National Bank, pursuant to which the Company is permitted to draw up to $50.0 million on a revolving line of credit. Interest is paid quarterly at LIBOR plus 100 basis points. If a balance exists at December 31, 2005, the principal balance coverts to a term facility payable quarterly over five years. The line of credit is unsecured for an outstanding balance equal to or under $25.0 million and secured by the stock of a subsidiary bank should the balance exceed $25.0 million. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. The Company has historically declared dividends as a percentage of its consolidated net income in a range of 37% in 1995 to 53% in 2003. Although the agreement was executed on December 31, 2004, the Company has not borrowed any funds through the date of this report.

     Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.

     In addition, we anticipate that any future acquisition of financial institutions and expansion of branch locations could also place a demand on our cash resources. Available cash at our parent company, which totaled $31.0 million at December 31, 2004, available dividends from subsidiary banks which totaled $13.1 million at December 31, 2004, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.
                           -
     Table 15 -- Contractual Obligations As of December 31, 2004 (in thousands):


                                                                      Payment Due by Period
                                             --------------------------------------------------------------------
                                                              Less than 1                                 Over 5
                                          Total Amounts          year         1-3 years     4-5 years      years
                                             --------          --------        --------      --------     -------
Deposits with stated maturity dates...       $601,534          $486,589        $ 93,045      $ 20,596     $ 1,304
Capital Leases........................              -                 -               -             -           -
Operating Leases......................          1,411               511             736           145          19
Outsourcing Service Contracts.........            365               365               -             -           -
Long Term Debt........................              -                 -               -             -           -
Contributions to Pension Plan.........              -                 -               -             -           -
                                             --------          --------        --------      --------     -------
    Total Contractual Obligations.....       $603,310          $487,465        $ 93,781      $ 20,741     $ 1,323
                                             ========          ========        ========      ========     =======


     Amounts above for deposits do not include related accrued interest.

     On February 1, 2005, we completed the acquisition of Clyde Financial Corporation, the parent company of The Peoples State Bank, Clyde, Texas for $25.4 million.

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

     Unfunded lines of credit and commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, as we deem necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing commercial properties.

     Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The average collateral value held on letters of credit usually exceeds the contract amount.

     Table 16 - Commitments As of December 31, 2004 (in thousands):

                                          Total Notional
                                             Amounts         Less than 1                                  Over 5
                                           Committed             year          1-3 years     4-5 years     years
                                            ---------          ---------       --------      --------     -------
Unfunded lines of credit..............      $ 150,063          $ 119,204       $ 28,155      $  1,035     $ 1,669
Unfunded commitments to extend credit.         81,383             56,290          9,237        10,442       5,414
Standby letters of credit.............         10,651              9,320          1,300            31           -
                                            ---------          ---------       --------      --------     -------
  Total Commercial Commitments              $ 242,097          $ 184,814       $ 38,692      $ 11,508     $ 7,083
                                            =========          =========       ========      ========     =======


     We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

     Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent solely on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At December 31, 2004, approximately $13.1 million was available for the payment of intercompany dividends by the subsidiary banks without the prior approval of regulatory agencies. Our subsidiary banks paid aggregate dividends of $37.4 million in 2004 and $34.6 million in 2003.

     On December 31, 2004, the Company entered into a loan agreement with The Frost National Bank, pursuant to which the Company is permitted to draw up to $50.0 million on a revolving line of credit. Interest is paid quarterly at LIBOR plus 100 basis points and the line of credit matures December 31, 2005. If a balance exists at December 31, 2005, the principal balance coverts to a term facility payable quarterly over five years. The line of credit is unsecured for an outstanding balance equal to or under $25.0 million and secured by the stock of a subsidiary bank should the balance exceed $25.0 million. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. The Company has historically declared dividends as a percentage of its consolidated net income in a range of 37% in 1995 to 53% in 2003. Although the agreement was executed on December 31, 2004, the Company has not borrowed any funds through the date of this report

     Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 52.6%, 53.1% and 49.1% of net earnings, respectively, in 2004, 2003 and 2002. Given our current strong capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. Also see "Payments of Dividends" on page 6.

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

     The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2004 and 2003. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. All prices and per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends, including the five-for-four stock split in the form of a 25% stock dividend effective June 2, 2003 for shareholders of record on May 16, 2003.


                                                                                         2004
                                                                --------------------------------------------------
                                                                   4th          3rd          2nd            1st
                                                                --------      --------     --------       --------
Summary Income Statement Information:
  Interest income                                               $ 26,662      $ 25,391     $ 23,828       $ 24,011
  Interest expense                                                 4,699         4,094        3,575          3,627
                                                                --------      --------     --------       --------
  Net interest income                                             21,963        21,297       20,253         20,384
  Provision for loan losses                                          614           532          308            178
                                                                --------      --------     --------       --------
  Net interest income after provision for loan losses             21,349        20,765       19,945         20,206
  Noninterest income                                               9,380         9,818        9,353          9,885
  Net gain (loss) on securities transactions                         336            33            -             18
  Noninterest expense                                             16,929        16,812       16,498         15,890
                                                                --------      --------     --------       --------
  Earnings before income taxes                                    14,136        13,804       12,800         14,219
  Income tax expense                                               4,078         3,951        3,632          4,126
                                                                --------      --------     --------       --------
  Net earnings                                                  $ 10,058      $  9,853     $  9,168       $ 10,093
                                                                ========      ========     ========       ========
Per Share Data:
  Net earnings per share, basic                                 $   0.65      $   0.64     $   0.59       $   0.65
  Net earnings per share, assuming dilution                         0.65          0.63         0.59           0.65
  Cash dividends declared                                           0.34          0.34         0.34           0.31
  Book value at period-end                                         17.12         17.05        16.09          17.01
Common stock sales price: (1)
  High                                                          $  45.95      $  43.04     $  42.63       $  43.90
  Low                                                              40.00         38.01        38.04          37.75
  Close                                                            44.81         40.16        41.93          40.19



                                                                                        2003
                                                                ----------------------------------------------------
                                                                    4th           3rd           2nd           1st
                                                                ----------    ----------   ----------     ----------
Summary Income Statement Information:
  Interest income                                               $   23,730    $   23,209   $   23,990     $   24,356
  Interest expense                                                   3,830         4,097        4,482          4,722
                                                                ----------    ----------   ----------     ----------
  Net interest income                                               19,900        19,112       19,508         19,634
  Provision for loan losses                                            208           233          226            511
                                                                ----------    ----------   ----------     ----------
  Net interest income after provision for loan losses               19,692        18,879       19,282         19,123
  Noninterest income                                                 7,669         8,836        9,513          8,066
  Net gain (loss) on securities transactions                             9            20           (4)             -
  Noninterest expense                                               15,622        14,905       15,521         15,106
                                                                ----------    ----------   ----------     ----------
  Earnings before income taxes                                      11,748        12,830       13,270         12,083
  Income tax expense                                                 3,228         3,716        4,049          3,633
                                                                ----------    ----------   ----------     ----------
  Net earnings                                                  $    8,520    $    9,114   $    9,221     $    8,450
                                                                ==========    ==========   ==========     ==========
Per Share Data:
  Net earnings per share, basic                                 $     0.55    $     0.59   $     0.60     $     0.55
  Net earnings per share, assuming dilution                           0.55          0.59         0.59           0.54
  Cash dividends declared                                             0.31          0.31         0.31           0.28
  Book value at period-end                                           16.25         16.10        16.24          15.54
Common stock sales price: (1)
  High                                                          $    43.89    $    41.02   $    38.80     $    32.34
  Low                                                                37.12         32.38        28.01          27.27
  Close                                                               41.12        36.96        33.46          28.40


(1)  These  quotations  reflect  inter-dealer  prices  without  retail  mark-up,
     mark-down  or  commission,   and  may  not  necessarily   represent  actual
     transactions.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not Applicable

ITEM 9A.      CONTROLS AND PROCEDURES

     As  of  December  31,  2004,  we  carried  out  an  evaluation,  under  the supervision  and  with  the  participation  of  our  management,  including  our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14 (c) and Rule 15d-14 (c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of December 31, 2004.

During the last fiscal quarter and subsequent to our  evaluation,  there were no
significant   changes  in  internal   controls  or  other   factors  that  could
significantly affect these internal controls.


        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANICAL REPORTING


The Management of First Financial Bankshares, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. First Financial Bankshares, Inc. and subsidiaries' internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

First Financial Bankshares, Inc. and subsidiaries' management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company's internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.

First Financial Bankshares, Inc. and subsidiaries' independent auditors have issued an audit report, dated February 22, 2005, on our assessment of the Company's internal control over financial reporting. This report appears on page F-2.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2005 annual meeting of shareholders.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from our 2005 proxy statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our 2005 proxy statement. The following chart gives aggregate information under our equity compensation plans as of December 31, 2004.


                                                                                        Number of Securities
                                                                                        Remaining Available
                                                                                        For Future Issuance
                                    Number of Securities                                    Under Equity
                                    To be Issued Upon            Weighted Average       Compensation Plans
                                        Exercise of              Exercise Price of      (Excluding Securities
                                    Outstanding Options,         Outstanding Options,       Reflected in
                                    Warrants and Rights          Warrants and Rights       Far Left Column)
                                    --------------------         -------------------     --------------------
Equity compensation plans
        approved by security holders       144,264                     $ 24.27                  557,812
Equity compensation plans not
       approved by security holders              -                           -                        -
                                           -------                     -------                  -------
       Total                               144,264                     $ 24.27                  557,812
                                           =======                     =======                  =======


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from our 2005 proxy statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is hereby incorporated by reference from our 2005 proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

     (1)  Financial Statements -
          Report of Independent Registered Public Accounting Firm
          Report of Independent Registered Public Accounting Firm on Internal
             Control Over Financial Reporting
          Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Earnings for the years ended
             December 31, 2004, 2003 and 2002 Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2004, 2003 and 2002
          Consolidated  Statements of Shareholders'  Equity for the years ended
             December 31, 2004, 2003 and 2002
          Consolidated Statements of Cash Flows for the years ended
             December 31, 2004, 2003 and 2002
          Notes to the Consolidated Financial Statements

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

                            FIRST FINANCIAL BANKSHARES, INC.


Date:  March 4, 2005        By:  /s/ F. SCOTT DUESER
                                -----------------------------------------------
                                F. SCOTT DUESER
                                President, Chief Executive Officer and Director

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


                        Name                                          Title                            Date
                        ----                                          -----                            ----
/s/ KENNETH T. MURPHY                                  Chairman of the Board and Director         March 4, 2005
-----------------------------------------------
               Kenneth T. Murphy


/s/ F. SCOTT DUESER                                    President, Chief Executive Officer         March 4, 2005
-----------------------------------------------                   and Director
                F. Scott Dueser                           (Principal Executive Officer)


/s/ J. BRUCE HILDEBRAND                                Executive Vice President and Chief         March 4, 2005
-----------------------------------------------                 Financial Officer
              J. Bruce Hildebrand                       (Principal Financial Officer and
                                                          Principal Accounting Officer)


/s/ JOSEPH E. CANON                                                 Director                      March 4, 2005
-----------------------------------------------
                Joseph E. Canon


/s/ MAC A. COALSON                                                  Director                      March 4, 2005
-----------------------------------------------
                 Mac A. Coalson


/s/ DAVID COPELAND                                                  Director                      March 4, 2005
-----------------------------------------------
                 David Copeland





                        Name                                          Title                            Date
                        ----                                          -----                            ----

/s/ DERRELL E. JOHNSON                                              Director                      March 4, 2005
-----------------------------------------------
               Derrell E. Johnson


/s/ KADE L. MATTHEWS                                                Director                      March 4, 2005
-----------------------------------------------
                Kade L. Matthews


/s/ RAYMOND A. MCDANIEL, JR.                                        Director                      March 4, 2005
-----------------------------------------------
            Raymond A. McDaniel, Jr.


/s/ BYNUM MIERS                                                     Director                      March 4, 2005
-----------------------------------------------
                  Bynum Miers


/s/ JAMES M. PARKER                                                 Director                      March 4, 2005
-----------------------------------------------
                James M. Parker


/s/ JACK D. RAMSEY                                                  Director                      March 4, 2005
-----------------------------------------------
                 Jack D. Ramsey


/s/ DIAN GRAVES STAI                                                Director                      March 4, 2005
-----------------------------------------------
                Dian Graves Stai


/s/ F. L. STEPHENS                                                  Director                      March 4, 2005
-----------------------------------------------
                 F. L. Stephens


/s/ JOHNNY TROTTER                                                  Director                      March 4, 2005
-----------------------------------------------
                 Johnny Trotter


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

     3.3  --   Amendment to  the  Articles of Incorporation  of the  Registrant
               dated April 27, 2004 (incorporated by reference from Exhibit 3.3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

     3.4  --   Amendment  to  Amended  and  Restated Bylaws of  the  Registrant
               dated April 27, 1994 (incorporated by reference from Exhibit 3.4 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

     3.5  --   Amendment to Amended and Restated Bylaws of the Registrant, dated
               October 23, 2001 (incorporated by reference from Exhibit 3.5 of the Registrant's Form 10-Q Quarterly Report for the quarter ended
               March 31 2004).

     4.1  --   Specimen certificate of First Financial Common Stock incorporated
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

     10.3 --   Executive Recognition Plan(incorporated by reference from Exhibit
               10.3 of the Registrant's Form 10-K Annual Report for year ended December 31, 2002).

     10.4 -- Form of Executive Recognition Agreement(incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).

     10.5 --   1992 Incentive Stock Option Plan (incorporated  by reference from
               Exhibit 10.5 of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998).

     10.6 -- 2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant's Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders)

    *10.7 -- Revised Consulting Agreement dated January 1, 2005 between the Registrant and Kenneth T. Murphy.

    *21.1 --   Subsidiaries of the Registrant.

     23.1 --   Consent of Ernst & Young LLP.

     24.1 --   Power of Attorney (included on signature page of this Form 10-K).

    *31.1 -- Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

    *31.2 -- Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

    *32.1 -- Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

    *32.2 -- Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

 -------------
*Filed herewith

                                                                   Exhibit 10.7
                                                                   ------------

                              CONSULTING AGREEMENT

     This Consulting Agreement (the "Agreement") is made and entered into as of the 1st day of January, 2005 (the "Effective Date"), by and between FIRST FINANCIAL BANKSHARES, INC. (the "Company"), and KENNETH T. MURPHY ("Murphy").

                                   WITNESSETH:

     WHEREAS, following December 31, 2002, Murphy retired as an officer of the Company, and served in a consulting capacity during the calendar years 2003 and 2004; and

     WHEREAS, the Company recognizes the experience, leadership, knowledge and relationships of Murphy continue to be of great value to the Company and its Shareholders; and

     WHEREAS, the Company desires to retain Murphy's services as a consultant to: (i) participate in the identification and evaluation of prospects for acquisition or merger with the Company or a subsidiary of the Company; (ii) negotiate with potential sellers and recommend terms and conditions of such transaction(s); (iii) be accessible to the executive management of the Company for advice as to opportunities for growth and expansion, to review planning decisions, to build relationships and develop strategies which are intended to enhance the business interests of the Company for the benefit of its Shareholders (the "Services"); and

     WHEREAS, Murphy is willing to provide the Services to the Company; and

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

     NOW, THEREFORE, for and in consideration of the premises and of the mutual representation, warranties, covenants and agreements contained herein, and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and upon the terms and subject to the conditions hereinafter set forth, the parties, intending to be legally bound, hereby agree as follows:

     1. Duties and Term of Consultancy. The Company hereby engages Murphy, and Murphy hereby accepts engagement, as a consultant to provide the Services as reasonably requested by the Company. The term of this Agreement shall commence on the Effective Date and continue for a period of twelve (12) months ending on December 31, 2005.

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

     4. Compensation for Services. As compensation for the Services rendered under this Agreement, the Company shall pay Murphy a fee of $5,000.00 per month and shall reimburse Murphy for his reasonable business expenses incurred in the provision of the Services.

     5. Termination. Either party hereto may terminate this Agreement without cause upon thirty (30) days written notice to the other party. In the event of termination of this Agreement prior to December 31, 2005, the Company shall pay Murphy the amount earned through the date of termination. This Agreement and the obligations of the Company shall terminate in the event of the death of Murphy as of the date of death.

Consulting Agreement
Page 2


     IN WITNESS WHEREOF, the parties hereto have signed this Agreement to take effect as of January 1, 2005.

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

First Technology Services, Inc.                               Texas                              100%**
Abilene, Texas

First Financial Trust & Asset Management                      Texas                              100%**
Company, National Association*
Abilene, Texas

First Financial Bank, National Association*                   Texas                              100%**
Abilene, Texas

Hereford State Bank                                           Texas                              100%**
Hereford, Texas

First National Bank, Sweetwater*                              Texas                              100%**
Sweetwater, Texas

First Financial Bank, National Association*                   Texas                              100%**
Eastland, Texas

First Financial Bank, National Association*                   Texas                              100%**
Cleburne, Texas

First Financial Bank, National Association*                   Texas                              100%**
Stephenville, Texas

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

Weatherford National Bank*                                    Texas                              100%**
Weatherford, Texas

First Financial Bank, National Association*                   Texas                              100%**
Southlake, Texas

City National Bank*                                           Texas                              100%**
Mineral Wells, Texas

*Federal charter.
**By First Financial Bankshares of Delaware, Inc.


                                                                   Exhibit 23.1
                                                                   ------------


            Consent of Independent Registered Public Accounting Firm

     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-114121) pertaining to the 2002 Incentive Stock Option Plan and 1992 Incentive Stock Option Plan for Key Employees of First Financial Bankshares, Inc. and its Subsidiaries of our reports dated February 22, 2005, with respect to the consolidated financial statements of First Financial Bankshares, Inc., First Financial Bankshares, Inc.'s management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of First Financial Bankshares, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2004.



                                                       /s/Ernst & Young LLP

Dallas, Texas
March 4, 2005

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) for the registrant and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

Date:    March 4, 2005

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) for the registrant and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

Date:    March 4, 2005

By:      /s/ J. Bruce Hildebrand
         -----------------------------------
         J. Bruce Hildebrand
         Executive Vice President and Chief Financial Officer

                                                                   Exhibit 32.1
                                                                   ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the annual report on Form 10-K (the "Form 10-K") for the year ended December 31, 2004 of First Financial Bankshares, Inc.

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


Dated:   March 4, 2005

                                            By:      /s/ F. SCOTT DUESER
                                                     -------------------
                                                     F. Scott Dueser
                                                     Chief Executive Officer


Subscribed and sworn to before me this 4th of March 2005.

/s/ Gaila N. Kilpatrick
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2005

                                                                   Exhibit 32.2
                                                                   ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the annual report on Form 10-K (the "Form 10-K") for the year ended December 31, 2004 of First Financial Bankshares, Inc.

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


Dated:   March 4, 2005

                                            By:      /s/ J. Bruce Hildebrand
                                                     -----------------------
                                                     J. Bruce Hildebrand
                                                     Chief Financial Officer


Subscribed and sworn to before me this 4th of March 2005.

/s/ Gaila N. Kilpatrick
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of First Financial Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Financial Bankshares, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005, expressed an unqualified opinion thereon.




                                                      Ernst & Young LLP

Dallas, Texas
February 22, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING


To the Board of Directors and Shareholders of First Financial Bankshares, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that First Financial Bankshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Financial Bankshares, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that First Financial Bankshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Financial Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 financial statements of First Financial Bankshares, Inc. and our report dated February 22, 2005 expressed an unqualified opinion thereon.

                                                      Ernst & Young LLP


Dallas, Texas
February 22, 2005

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003


                  ASSETS                                                                2004                2003
                  ------                                                          --------------    --------------
CASH AND DUE FROM BANKS                                                           $   94,508,165    $  111,940,573

FEDERAL FUNDS SOLD                                                                    99,750,000         1,900,000
                                                                                  --------------    --------------

                  Total cash and cash equivalents                                    194,258,165       113,840,573

INTEREST-BEARING DEPOSITS IN BANKS                                                       489,957           876,839

INVESTMENT SECURITIES:
    Securities held-to-maturity (fair value of $93,470,201 in
         2004 and $138,594,081 in 2003)                                               90,066,367       131,326,111
    Securities available-for-sale, at fair value                                     764,267,168       778,976,003
                                                                                  --------------    --------------

                  Total investment securities                                        854,333,535       910,302,114

LOANS                                                                              1,164,223,381       987,523,103
    Less- allowance for loan losses                                                   13,837,133        11,576,299
                                                                                  --------------    --------------
                  Net loans                                                        1,150,386,248       975,946,804

BANK PREMISES AND EQUIPMENT, net                                                      49,740,268        43,902,112

INTANGIBLE ASSETS                                                                     40,546,052        24,717,671

OTHER ASSETS                                                                          25,470,206        22,985,321
                                                                                  --------------    --------------

                  Total assets                                                    $2,315,224,431    $2,092,571,434
                                                                                  ==============    ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

NONINTEREST-BEARING DEPOSITS                                                      $  512,009,366    $  472,574,590

INTEREST-BEARING DEPOSITS                                                          1,482,302,826     1,323,696,580
                                                                                  --------------    --------------

                  Total deposits                                                   1,994,312,192     1,796,271,170

DIVIDENDS PAYABLE                                                                      5,273,808         4,798,948

SHORT TERM BORROWINGS                                                                 35,691,608        28,975,167

OTHER LIABILITIES                                                                     14,401,439        11,039,392
                                                                                  --------------    --------------
                  Total liabilities                                                2,049,679,047     1,841,084,677
                                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, $10 par value; authorized 40,000,000 shares;
        15,511,576 and 15,480,679 issued and outstanding at
        December 31, 2004 and 2003, respectively                                     155,115,760       154,806,790
    Capital surplus                                                                   58,529,113        58,253,180
    Retained earnings                                                                 49,834,536        31,276,464
    Treasury stock (shares at cost: 100,189 and 90,918 at
        December 31, 2004 and 2003, respectively)                                     (2,289,729)       (1,934,604)
    Deferred Compensation                                                              2,289,729         1,934,604
    Accumulated other comprehensive earnings                                           2,065,975         7,150,323
                                                                                  --------------    --------------

                  Total shareholders' equity                                         265,545,384       251,486,757
                                                                                  --------------    --------------

                  Total liabilities and shareholders' equity                      $2,315,224,431    $2,092,571,434
                                                                                  ==============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                  Years Ended December 31, 2004, 2003 and 2002


                                                                               2004            2003            2002
                                                                         -------------  -------------  ------------
INTEREST INCOME:
    Interest and fees on loans                                           $  61,388,812  $  57,531,240  $ 63,826,534
    Interest on investment securities:
        Taxable                                                             28,544,750     29,142,980    32,469,972
        Exempt from federal income tax                                       9,623,939      8,143,832     7,042,102
    Interest on federal funds sold and interest-bearing
        deposits in banks                                                      415,799        466,615       946,861
                                                                         -------------  -------------  ------------

                  Total interest income                                     99,973,300     95,284,667   104,285,469
                                                                         -------------  -------------  ------------

INTEREST EXPENSE:
    Interest on deposits                                                    15,361,968     16,968,469    24,087,911
    Other                                                                      715,256        162,402       291,793
                                                                         -------------  -------------  ------------

                  Total interest expense                                    16,077,224     17,130,871    24,379,704
                                                                         -------------  -------------  ------------

                  Net interest income                                       83,896,076     78,153,796    79,905,765

PROVISION FOR LOAN LOSSES                                                    1,633,236      1,177,868     2,369,634
                                                                         -------------  -------------  ------------

                  Net interest income after provision for loan losses       82,262,840     76,975,928    77,536,131
                                                                         -------------  -------------  ------------

NONINTEREST INCOME:
    Trust fees                                                               6,374,257      6,017,962     5,835,909
    Service fees on deposit accounts                                        20,430,157     15,747,288    15,435,137
    ATM fees                                                                 3,082,308      2,784,537     2,370,313
    Real estate mortgage fees                                                1,982,230      2,923,360     1,858,378
    Net gain on securities transactions                                        387,554         24,984        16,373
    Net gain on sale of student loans                                        2,591,506      1,895,977       782,655
    Net gain on sale of other real estate                                      172,482        743,180         6,593
    Other                                                                    3,802,809      3,971,333     3,823,564
                                                                         -------------  -------------  ------------

                  Total noninterest income                                  38,823,303     34,108,621    30,128,922
                                                                         -------------  -------------  ------------

NONINTEREST EXPENSE:
    Salaries and employee benefits                                          35,528,605     33,349,068    31,992,733
    Net occupancy expense                                                    4,195,906      3,941,428     3,908,856
    Equipment expense                                                        5,533,239      4,868,583     4,800,768
    Printing, stationary and supplies                                        1,444,687      1,431,031     1,474,683
    Correspondent bank service charges                                       1,577,009      1,501,142     1,491,132
    Amortization of intangible assets                                          161,536        135,156       135,156
    Other expenses                                                          17,687,290     15,927,292    15,278,722
                                                                         -------------  -------------  ------------

                  Total noninterest expense                                 66,128,272     61,153,700    59,082,050
                                                                         -------------  -------------  ------------

EARNINGS BEFORE INCOME TAXES                                                54,957,871     49,930,849    48,583,003

INCOME TAX EXPENSE                                                          15,786,632     14,626,049    14,630,453
                                                                         -------------  -------------  ------------

NET EARNINGS                                                             $  39,171,239  $  35,304,800  $ 33,952,550
                                                                         =============  =============  ============

NET EARNINGS PER SHARE, BASIC                                            $        2.53  $        2.28  $       2.20
                                                                         =============  =============  ============
NET EARNINGS PER SHARE, ASSUMING DILUTION                                $        2.52  $        2.27  $       2.19
                                                                         =============  =============  ============

        The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Earnings
                  Years Ended December 31, 2004, 2003 and 2002


                                                                              2004          2003           2002
                                                                        -------------  -------------   ------------
NET EARNINGS                                                            $  39,171,239  $  35,304,800   $ 33,952,550

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
    Change in unrealized gain on investment securities
        available-for-sale, before income tax                              (5,830,474)    (7,172,878)    13,414,265
    Reclassification adjustment for realized gains on investment
        securities included in net earnings, before income tax               (387,554)       (24,984)       (16,373)

    Minimum liability pension adjustment, before income tax                (1,604,046)       674,626     (2,215,820)
                                                                        -------------  -------------   ------------

             Total other items of comprehensive earnings                   (7,822,074)    (6,523,236)    11,182,072


Income tax benefit (expense) related to other items of
    comprehensive earnings                                                  2,737,726      2,283,133     (3,913,725)
                                                                        -------------  -------------   ------------

COMPREHENSIVE EARNINGS                                                  $  34,086,891  $  31,064,697   $ 41,220,897
                                                                        =============  =============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 2004, 2003 and 2002



                                                                                                           Accumulated
                                                                                                              Other
                                                                                                          Comprehensive   Total
                               Common Stock         Capital   Retained      Treasury Stock       Deferred    Earnings  Shareholders'
                            Shares      Amount      Surplus    Earnings    Shares    Amounts   Compensation  (Losses)     Equity
                          ---------- ------------ ----------- ----------- --------  -----------  ---------- ---------- ------------
BALANCE, December 31,2001 12,333,252 $123,332,520 $57,824,061 $28,375,353  (65,650) $(1,239,129) $1,239,129 $4,122,079 $213,654,013

Net earnings                       -            -           -  33,952,550        -            -           -          -   33,952,550
Cash dividends declared,
   $1.08 per share                 -            -           - (16,680,381)       -            -           -          -  (16,680,381)
Stock issuances               30,949      309,490     263,626           -        -            -           -          -      573,116
Minimum liability pension
   adjustment, net of
   related income taxes            -            -           -           -        -            -           - (1,440,283)  (1,440,283)
Change in unrealized gain
   on investment in
   securities available-
   for-sale, net of
   related income taxes            -            -           -           -        -            -           -  8,708,630    8,708,630
Shares purchased in
   connection with
   directors' deferred
   compensation plan, net          -            -           -           -  (13,108)    (328,476)    328,476          -            -
                          ---------- ------------ ----------- ----------- --------  -----------  ---------- ---------- ------------

BALANCE, December 31,2002 12,364,201 $123,642,010 $58,087,687 $45,647,522  (78,758) (1,567,605)   1,567,605 11,390,426 $238,767,645

Net earnings                       -            -           -  35,304,800        -           -            -          -   35,304,800
Five for four stock split,
  effected in the form of
   a 25% stock dividend    3,092,995   30,929,950           - (30,929,950)       -           -            -          -            -
Cash dividends declared,
   $1.21 per share                 -            -           - (18,745,908)       -           -            -          -  (18,745,908)
Stock issuances               23,483      234,830     165,493           -        -           -            -          -      400,323
Minimum liability
   pension adjustment,
   net of related
   income taxes                    -            -           -           -        -           -            -    438,507      438,507
Change in unrealized
   gain on investment in
   securities available-
   for-sale, net of
   related taxes                   -            -           -           -        -            -           - (4,678,610)  (4,678,610)
Shares purchased in
   connection with
   directors' deferred
   compensation plan, net          -            -           -           -  (12,160)    (366,999)    366,999          -            -
                          ---------- ------------ ----------- ----------- --------  -----------  ---------- ---------- ------------
BALANCE,December 31,2003  15,480,679 $154,806,790 $58,253,180 $31,276,464  (90,918) $(1,934,604) $1,934,604 $7,150,323 $251,486,757

                                                                   (Continued)




                                                                                                           Accumulated
                                                                                                              Other
                                                                                                          Comprehensive   Total
                               Common Stock         Capital   Retained      Treasury Stock       Deferred    Earnings  Shareholders'
                            Shares      Amount      Surplus    Earnings    Shares    Amounts   Compensation  (Losses)     Equity
                          ---------- ------------ ----------- ----------- --------  -----------  ---------- ---------- ------------
Net earnings                       -            -           - $39,171,239        -            -           -          -  $39,171,239
Cash dividends declared,
   $1.33 per share                 -            -           - (20,613,167)       -            -           -          -  (20,613,167)
Stock issuances               30,897     $308,970    $275,933           -        -            -           -          -      584,903
Minimum liability pension
   adjustment, net of
   related income taxes            -            -           -           -        -            -           - (1,042,630)  (1,042,630)
Change in unrealized gain
   on investment in
   securities available-
   for-sale, net of
   related taxes                   -            -           -           -        -            -           - (4,041,718)  (4,041,718)
Shares purchased in
   connection with
   directors' deferred
   compensation plan, net          -            -           -           -   (9,271) $  (355,125)    355,125          -            -
                          ---------- ------------ ----------- ----------- --------  -----------  ---------- ---------- ------------
BALANCE,December 31,2004  15,511,576 $155,115,760 $58,529,113 $49,834,536 (100,189) $(2,289,729) $2,289,729 $2,065,975 $265,545,384
                          ========== ============ =========== =========== ========  ===========  ========== ========== ============


        The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2004, 2003 and 2002


                                                                              2004        2003            2002
                                                                        ------------ --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                         $ 39,171,239 $   35,304,800  $  33,952,550
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                       5,021,447      4,303,567      4,125,655
       Provision for loan losses                                           1,633,236      1,177,868      2,369,634
       Premium amortization, net of discount accretion                     3,663,554      5,162,940      2,077,358
       Gain on sale of assets                                             (3,151,539)    (2,664,141)      (739,765)
       Deferred federal income tax expense (benefit)                         429,607        (90,828)       350,415
       Loans originated for resale                                      (146,437,780)  (149,873,382)  (121,343,096)
       Proceeds from loans sold held for resale                          167,322,417    179,123,330    117,642,951
       Increase in other assets                                             (394,200)      (158,175)    (1,508,089)
       Increase in other liabilities                                       1,018,800      2,289,231      2,695,532
                                                                        ------------ --------------  -------------

                  Total adjustments                                       29,105,542     39,270,410      5,670,595
                                                                        ------------ --------------  -------------

                  Net cash provided by operating activities               68,276,781    74,575,210      39,623,145
                                                                        ------------ --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in interest-bearing deposits in banks             386,882      1,447,587       (950,140)
   Cash paid in acquisition of common stock, net of cash acquired         (6,297,264)             -              -
   Activity in available-for-sale securities:
     Sales                                                                22,590,627     50,617,175     30,077,478
     Maturities                                                        1,182,032,849    875,368,243    814,880,024
     Purchases                                                        (1,189,101,888)(1,148,629,137)  (972,026,050)
   Activity in held-to-maturity securities:
     Maturities                                                           41,140,124     74,627,202     90,203,464
     Purchases                                                                     -     (2,365,000)    (2,360,727)
   Net increase in loans                                                (118,447,031)   (52,296,199)   (21,529,620)
   Purchases of bank premises and equipment                               (8,840,226)    (7,108,990)    (2,913,886)
   Proceeds from sale of other assets                                         85,538         66,722        526,065
                                                                        ------------ --------------  -------------

                  Net cash used in investing activities                  (76,450,389)  (208,272,397)   (64,093,392)
                                                                        ------------ --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing deposits                           22,432,060     47,101,236     36,066,687
   Net increase (decrease) in interest-bearing deposits                   78,996,103     37,607,717     (9,667,069)
   Net increase in short-term borrowings                                   6,716,441      2,266,173      6,861,927
   Common stock transactions:
     Proceeds of stock issuances                                             584,903        400,323        573,116
     Dividends paid                                                      (20,138,307)   (18,274,334)   (16,052,983)
                                                                        ------------ --------------  -------------

                  Net cash provided by financing activities               88,591,200     69,101,115     17,781,678
                                                                        ------------ --------------  -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      80,417,592    (64,596,072)    (6,688,569)

CASH AND CASH EQUIVALENTS, beginning of year                             113,840,573    178,436,645    185,125,214
                                                                        ------------ --------------  -------------

CASH AND CASH EQUIVALENTS, end of year                                  $194,258,165 $  113,840,573  $ 178,436,645
                                                                        ============ ==============  =============

        The accompanying notes are an integral part of these consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Nature of Operations
--------------------

First Financial Bankshares, Inc. (a Texas corporation) ("Bankshares") is a financial holding company which owns (through its wholly-owned Delaware subsidiary) all of the capital stock of ten banks located in Texas as of December 31, 2004. Those subsidiary banks are First Financial Bank, National Association, Abilene; Hereford State Bank; First National Bank, Sweetwater; First Financial Bank, National Association, Eastland; First Financial Bank, National Association, Cleburne; First Financial Bank, National Association,
Stephenville; San Angelo National Bank; Weatherford National Bank; First Financial Bank, National Association, Southlake and City National Bank, Mineral Wells. Each subsidiary bank's primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company owns First Financial Trust & Asset Management Company, National Association and First Technology Services, Inc., an information technology subsidiary.

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


Investment Securities
---------------------

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, adjusted for amortization of premiums and accretion of discounts, with unrealized gains and losses, net of deferred income taxes, excluded from earnings and reported in a separate component of shareholders' equity. Available for-sale securities that have unrealized losses that are judged other than temporary are included in gain (loss) on sale of securities and a new cost basis is established. Securities classified as trading are recorded at estimated fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 2004, 2003, or 2002.

Loans and Allowance for Loan Losses
-----------------------------------

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding. Beginning in 2004 the Company defers and amortizes net loan origination costs as an adjustment to yield. Prior to 2004, the Company expensed its net loan origination costs, a method which did not materially differ from deferring and amortizing such amounts as an adjustment to yield. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely.

The allowance is an amount management believes will be adequate to absorb estimated inherent losses on existing loans that are deemed uncollectible based upon management's review and evaluation of the loan portfolio. The allowance is comprised of specific reserves for impaired loans and an estimate of losses inherent in the portfolio at the balance sheet date, but not yet identified with specific loans. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general allocations, all loans, other than consumer, are segregated by credit grades which are assigned an allocation percentage. Our methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss. In addition, we adjust our allowance for qualitative factors such as national, state and local economic conditions, changes in trends in delinquencies or non-accruals, deterioration in concentration of credit and results of independent and regulatory loan review. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful. Generally all loans past due greater than 90 days are placed on non-accrual.

The Company's policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price. At December 31, 2004 and 2003, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

Other Real Estate
-----------------

Other real estate is foreclosed property held pending disposition and is valued at the lower of its fair value, less estimated costs to sell, or the recorded investment in the related loan. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.

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

Business Combinations, Goodwill and Other Intangible Assets
-----------------------------------------------------------

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value on the purchase date. Intangible assets with finite useful lives continue to be amortized and goodwill and intangible assets with indefinite lives are not amortized, but rather tested annually for impairment.

Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits and are being amortized over seven years, utilizing a method that approximates the expected attrition of the deposits.

Goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes amounting to approximately $28,000,000 and $13,000,000, respectively, at December 31, 2004 and 2003, is deductible for federal income tax purposes.

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

Stock Based Compensation
------------------------

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 2004, 2003 and 2002. Note 15 provides additional information on the Company's stock option plan.

In December 2004, SFAS No. 123R, "Share-Based Payment," was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The statement is effective for the third quarter of 2005 and, due to the low volume of stock options granted and outstanding, is not expected to have a significant effect on the Company's earnings. The Company expects to utilize the modified prospective method for transition to the new rules whereby grants after June 30, 2005 will be measured and accounted for under SFAS No. 123R as well as unvested awards granted prior to June 30, 2005.

Stock Repurchase
----------------

On April 22, 2003, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock over the next three years. The plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchases of the stock will be through the open market or in privately negotiated transactions in accordance with applicable laws and regulations. No stock has been repurchased under this plan as of December 31, 2004.

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


                                                                                     Weighted
                                                                      Net             Average          Per Share
                                                                   Earnings           Shares            Amount
                                                                  -----------        ----------        --------
For the year ended December 31, 2004:
     Net earnings per share, basic                                $39,171,239        15,494,265        $   2.53
                                                                                                       ========
     Effect of stock options                                                -            69,660
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $39,171,239        15,563,925        $   2.52
                                                                  ===========        ==========       =========

For the year ended December 31, 2003:
     Net earnings per share, basic                                $35,304,800        15,468,752       $    2.28
                                                                                                      =========
     Effect of stock options                                                -            63,633
                                                                  -----------        ----------
     Net earnings per share, assuming dilution                    $35,304,800        15,532,385       $    2.27
                                                                  ===========        ==========       =========

For the year ended December 31, 2002:
     Net earnings per share, basic                                $33,952,550        15,439,205       $    2.20
                                                                                                      =========
     Effect of stock options                                                -            59,404
                                                                  -----------       -----------
     Net earnings per share, assuming dilution                    $33,952,550        15,498,609       $    2.19
                                                                  ===========        ==========       =========

New Accounting Pronouncement
----------------------------

Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" was issued in December 2003 and is effective for 2005 and prohibits "carrying over" of an allowance for loan losses in the initial accounting for all loans acquired in a transaction. As such, loans acquired in a business combination must generally be recorded net of the difference between the contractual cash flows over the cash flows expected to be collected. The Company will apply the provisions of this SOP in conjunction with its acquisition of Clyde Financial Corporation completed on February 1, 2005. The Company expects that implementation of this SOP will change the balance sheet presentation of loans acquired but will not have a significant impact on the Company's results of operations.

Reclassifications
-----------------

Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

2. CASH AND INVESTMENT SECURITIES:
   -------------------------------

The amortized cost, estimated fair values, and gross unrealized gains and losses of the Company's investment securities as of December 31, 2004 and 2003, are as follows:


                                                                          December 31, 2004
                                                 ------------------------------------------------------------------
                                                                      Gross            Gross
                                                  Amortized        Unrealized        Unrealized         Estimated
                                                  Cost Basis      Holding Gains    Holding Losses       Fair Value
                                                 ------------      -----------       -----------       ------------
Securities held-to-maturity:
     U.S. Treasury securities and
        obligations of U.S. government
        sponsored-enterprises and
        agencies                                 $ 52,387,273      $ 1,192,248       $         -       $ 53,579,521

     Obligations of state and
        political subdivisions                     32,739,113        2,007,304           (27,149)        34,719,268

     Corporate bonds and other                        503,574           19,211                 -            522,785

     Mortgage-backed securities                     4,436,407          213,585            (1,365)         4,648,627
                                                 ------------      -----------       -----------       ------------

     Total debt securities
          held-to-maturity                       $ 90,066,367      $ 3,432,348       $   (28,514)      $ 93,470,201
                                                 ============      ===========       ===========       ============
Securities available-for-sale:
     U.S. Treasury securities and
        obligations of U.S. government
        sponsored-enterprises and
        agencies                                 $270,428,725      $ 1,665,048       $(2,014,637)      $270,079,136

     Obligations of state and
        political subdivisions                    181,453,403        7,175,105          (900,361)       187,728,147

     Corporate bonds and other                     32,017,330          555,062                 -         32,572,392

     Mortgage-backed securities                   274,043,824        1,577,136        (1,733,467)       273,887,493
                                                 ------------      -----------       -----------       ------------

     Total securities available-for-sale         $757,943,282      $10,972,351       $(4,648,465)      $764,267,168
                                                 ============      ===========       ===========       ============



                                                                          December 31, 2003
                                                 ------------------------------------------------------------------
                                                                      Gross            Gross
                                                  Amortized        Unrealized        Unrealized         Estimated
                                                  Cost Basis      Holding Gains    Holding Losses       Fair Value
                                                 ------------      -----------       -----------       ------------
Securities held-to-maturity:
     U.S. Treasury securities and
        obligations of U.S. government
        sponsored-enterprises and
        agencies                                 $ 78,223,829      $ 4,181,765       $         -       $ 82,405,594

     Obligations of state and
        political subdivisions                     43,324,769        2,592,521           (32,564)        45,884,726

     Corporate bonds and other                        503,243           41,391                 -            544,634

     Mortgage-backed securities                     9,274,270          485,902            (1,045)         9,759,127
                                                 ------------      -----------       -----------       ------------

     Total debt securities
         held-to-maturity                        $131,326,111      $ 7,301,579          ($33,609)      $138,594,081
                                                 ============      ===========       ===========       ============


Securities available-for-sale:
     U.S. Treasury securities and
        obligations of U.S. government
        sponsored-enterprises and
        agencies                                 $253,515,211       $6,125,162         ($640,484)      $258,999,889

     Obligations of state and
        political subdivisions                    178,287,396        7,120,946        (1,504,035)       183,904,307

     Corporate bonds and other                     42,822,744        1,767,885                 -         44,590,629

     Mortgage-backed securities                   291,808,871        1,836,831        (2,164,524)       291,481,178
                                                 ------------      -----------       -----------       ------------

     Total securities available-for-sale         $766,434,222      $16,850,824       ($4,309,043)      $778,976,003
                                                 ============      ===========       ===========       ============


The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations
(CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2004 and 2003, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2004 and 2003, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of debt securities at December 31, 2004, by contractual and expected maturity, are shown below.


                                                         Held-to-Maturity               Available-for-Sale
                                                         ----------------               ----------------------
                                                   Amortized        Estimated        Amortized         Estimated
                                                  Cost Basis        Fair Value       Cost Basis        Fair Value
                                                  -----------      -----------      ------------      ------------
     Due within one year                          $35,885,908      $36,482,922      $ 66,268,678      $ 66,821,964
     Due after one year through five years         38,178,338       39,912,935       281,944,833       284,371,670
     Due after five years through ten years        11,361,714       12,215,323        84,718,138        88,776,469
     Due after ten years                              204,000          210,394        50,967,809        50,409,572
                                                  -----------      -----------      ------------      ------------
                                                   85,629,960       88,821,574       483,899,458       490,379,675
                                                  -----------      -----------      ------------      ------------

       Mortgage-backed securities                   4,436,407        4,648,627       274,043,824       273,887,493
                                                  -----------      -----------      ------------      ------------


     Total                                        $90,066,367      $93,470,201      $757,943,282      $764,267,168
                                                  ===========      ===========      ============      ============


The following table discloses, as of December 31, 2004, the Company's investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):


                                       Less than 12 Months         12 Months or Longer               Total
                                       -------------------        ---------------------       -------------------
                                         Fair     Unrealized        Fair       Unrealized      Fair      Unrealized
                                         Value       Loss           Value         Loss         Value        Loss
                                       --------     ------        --------        -----       --------     ------
U. S. Treasury securities and
  obligations of U.S. government
  sponsored-enterprises
  and agencies                         $148,525     $1,459        $ 15,669         $555       $164,194     $2,014
Obligations of state and
  political subdivisions                 22,598        265          19,635          662         42,233        927
Mortgage-backed securities               50,631        344          66,571        1,391        117,202      1,735


We believe the investment securities in the table above are within ranges customary for the banking industry. The number of investment positions in this unrealized loss position totals 355. We do not believe these unrealized losses are "other than temporary" as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, (2) it is not probable that the Company will be unable to collect the amounts contractually due and (3) no decision to dispose of the investment were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising short-term and intermediate interest rates at December 31, 2004, in relation to previous rates. The duration of these investments is less than 5 years for all securities other than the municipal bonds, which is less than 15 years. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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


Securities, carried at approximately $304,917,000 and $275,342,000 at December 31, 2004 and 2003, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.

During 2004, 2003, and 2002 sales of investment securities that were classified as available-for-sale totaled approximately $22,591,000 $50,617,000, and $30,077,000 respectively. Gross realized gains from sales in 2004 were approximately $388,000. There were no sales at losses during 2004. Gross realized gains and losses from 2003 sales were approximately $296,000 and $271,000, respectively. Gross realized gains and losses from 2002 sales were approximately $24,000 and $8,000, respectively. The specific identification method was used to determine cost in computing the realized gains and losses.

Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. During 2004 and 2003, such average balances totaled approximately $8,298,000 and $15,727,000, respectively.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES:
   ------------------------------------

Major classifications of loans are as follows:

                                                          December 31,
                                              --------------------------------
                                                    2004             2003
                                              --------------    --------------

   Commercial, financial, and agricultural      $385,193,304      $333,840,269

   Real estate - construction                    107,148,495        77,833,890

   Real estate - mortgage                        494,524,409       385,770,437

   Consumer                                      177,357,173       190,078,507
                                              --------------    --------------
                 Total loans                  $1,164,223,381    $  987,523,103
                                              ==============    ==============

Included in real estate-mortgage and consumer loans above are $2.6 million and $32.4 million, respectively, in loans held for sale at December 31, 2004 and $2.6 million and $53.6 million in loans held for sale at December 31, 2003 in which the carrying amount approximates market.

The Company's recorded investment in impaired loans and the related valuation allowance are as follows:

           December 31, 2004                    December 31, 2003
       --------------------------           -------------------------
        Recorded        Valuation            Recorded       Valuation
       Investment       Allowance           Investment      Allowance
       ----------      ----------           ----------     ----------
       $4,174,317      $  941,989           $1,741,278     $  332,927
       ==========      ==========           ==========     ==========

The average recorded investment in impaired loans for the years ended December 31, 2004 and 2003, was approximately $2,958,000 and $2,738,000, respectively. The Company had approximately $5,041,000 and $3,171,000 in nonperforming assets at December 31, 2004 and 2003, respectively. No additional funds are committed to be advanced in connection with impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $127,000, $46,000 and $111,000 during the years ended December 31, 2004, 2003, and 2002, respectively, of which approximately $1,000, $4,000 and $2,000 represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2004, 2003, and 2002, respectively, such income would have approximated $320,000, $207,000 and $317,000.

The allowance for loan losses as of December 31, 2004 and 2003, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:


                                                                                       2004              2003
                                                                                    -----------     ------------
     Allowance for loan losses provided for:
         Loans specifically evaluated as impaired                                   $   941,989     $    332,927
         Remaining portfolio                                                         12,895,144       11,243,372
                                                                                    -----------     ------------

         Total allowance for loan losses                                            $13,837,133      $11,576,299
                                                                                    ===========     ============

Changes in the allowance for loan losses are summarized as follows:


                                                                                      December 31,
                                                                   -----------------------------------------------
                                                                      2004             2003              2002
                                                                   -----------       -----------       -----------
         Balance at beginning of year                              $11,576,299       $11,218,729       $10,602,419
             Add:
                 Provision for loan losses                           1,633,236         1,177,868         2,369,634
                 Loan recoveries                                       759,313         1,356,625           834,150
                 Allowance established from purchase acquisition     1,857,519                 -                 -

             Deduct:
                 Loan charge-offs                                   (1,989,234)       (2,176,923)       (2,587,474)
                                                                   -----------       -----------       -----------

         Balance at end of year                                    $13,837,133       $11,576,299       $11,218,729
                                                                   ===========       ===========       ===========

An  analysis  of  the  changes  in  loans  to  officers,  directors,   principal
shareholders, or associates of such persons for the years ended December 31, 2004 and 2003 (determined as of each respective year-end) follows:


                                                   Beginning            Additional                              Ending
                                                    Balance               Loans              Payments           Balance
                                                  -----------          -----------         -----------         -----------
         Year ended December 31, 2004             $50,690,268          $71,159,815         $60,597,447         $61,252,636
                                                  ===========          ===========         ===========         ===========

         Year ended December 31, 2003             $27,731,290          $39,953,042         $22,917,464         $44,766,868
                                                  ===========          ===========         ===========         ===========


In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

4. BANK PREMISES AND EQUIPMENT:
   ----------------------------

The following is a summary of bank premises and equipment:


                                                     Useful Life                             December 31,
                                        -----------------------------------          -----------------------------
                                                                                       2004              2003
                                                                                     -----------       -----------

         Land                                -                                       $10,703,363       $ 8,620,686
         Buildings                      20 to 40 years                                52,385,394        49,806,449
         Furniture and equipment        3 to 10 years                                 32,949,949        28,602,702
         Leasehold improvements         Lesser of lease term or 5 to 15 years          8,313,171         8,264,477
                                                                                     -----------       -----------

                                                                                     104,351,877        95,294,314

         Less- accumulated depreciation and amortization                             (54,611,609)      (51,392,202)
                                                                                     -----------       -----------

                                                                                     $49,740,268       $43,902,112
                                                                                     ===========       ===========


Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $4,859,912, $4,168,411, and $4,284,473, respectively and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,630,000, $1,605,000 and $1,578,000, for the years ended December 31, 2004, 2003, and
2002, respectively.


5. TIME DEPOSITS
----------------

Time deposits of $100,000 or more totaled approximately $280,482,000 and $220,067,000 at December 31, 2004 and 2003, respectively. Interest expense on these deposits was approximately $4,500,000, $4,885,000, and $5,694,000 during 2004, 2003, and 2002, respectively.

At December 31, 2004, the scheduled maturities of time deposits (in thousands) were, as follows:


     Year ending December 31,
     ------------------------
             2005                                                     $486,589
             2006                                                       72,104
             2007                                                       20,941
             2008                                                        7,650
             2009                                                       12,946
         Thereafter                                                      1,304
                                                                      --------
                                                                      $601,534
                                                                      ========

6. LINE OF CREDIT
   --------------

Effective December 31, 2004, the Company renewed its line of credit with a nonaffiliated bank under which it can borrow up to $50,000,000. The line of credit is unsecured for balances less than $25 million and secured by stock of a subsidiary bank if amounts borrowed exceed $25 million. The line of credit matures on December 31, 2005. The Company paid no fee to secure the unused line of credit and, accordingly, did not estimate a fair value of the unused line of credit at December 31, 2004 or 2003. The line of credit carries an interest rate of the London Interbank Offering Rate plus 1.0%. If a balance exists at December 31, 2005, the principal balance converts to a term facility payable quarterly over five years. The line of credit is unsecured for an outstanding balance equal to or under $25.0 million and secured by the stock of a subsidiary bank should the balance exceed $25.0 million. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrent of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Management believes the Company was in compliance with the financial covenants at December 31, 2004. There was no outstanding balance under the line of credit as of December 31, 2004 or 2003.


7. INCOME TAXES:
   -------------

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following:


                                                                               Year Ended December 31,
                                                                   -----------------------------------------------
                                                                      2004              2003               2002
                                                                   -----------      ------------       -----------
         Current federal income tax                                $15,357,025       $14,716,877       $14,280,038
         Deferred federal income tax expense (benefit)                 429,607           (90,828)          350,415
                                                                   -----------      ------------       -----------

                  Income tax expense                               $15,786,632       $14,626,049       $14,630,453
                                                                   ===========       ===========       ===========


Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:


                                                                           As a Percent of Pretax Earnings
                                                                 -------------------------------------------------
                                                                      2004             2003              2002
                                                                 --------------- ----------------  ---------------
         Statutory federal income tax rate                            35.0%           35.0%              35.0 %
         Reductions in tax rate resulting from
             interest income exempt from
             federal income tax                                       (6.3)%          (5.9)%             (5.6)%
         ESOP tax credit                                              (0.4)%          (0.2)%                -
         Other                                                         0.4%            0.4 %              0.7 %
                                                                      ----            ----               ----

         Effective income tax rate                                    28.7%           29.3%              30.1 %
                                                                      ====            ====               ====


The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:


                                                                                      2004                2003
                                                                                    ----------         -----------
     Deferred tax assets-
         Tax basis of loans in excess of financial statement basis                  $4,279,065         $ 4,082,056
         Minimum liability in defined benefit plan                                   1,100,835             539,418
         Recognized for financial reporting purposes but not
             for tax purposes-
                 Deferred compensation                                               1,162,962             705,217
                 Write-downs and adjustments to other
                     real estate owned and repossessed assets                           15,750              24,039
         Other deferred tax assets                                                     223,972             358,194
                                                                                    ----------         -----------

                           Total deferred tax assets                                 6,782,584           5,708,924
                                                                                    ----------         -----------

     Deferred tax liabilities-
         Financial statement basis of fixed assets in excess of
             tax basis                                                               2,026,128           1,567,661
         Intangible asset amortization deductible for tax purposes,
             but not for financial reporting purposes                                1,282,674             831,314

         Recognized for financial reporting purposes but not for tax purposes:
                 Accretion on investment securities                                    446,291             481,930
                 Pension plan contributions                                            326,757             297,379
                 Net unrealized gain on investment securities
                      available-for-sale                                             2,213,282           4,389,625
         Other deferred tax liabilities                                                117,829              79,545
                                                                                    ----------         -----------

                           Total deferred tax liabilities                            6,412,961           7,647,454
                                                                                    ----------         -----------

                      Net deferred tax asset (liability)                            $  369,623         $(1,938,530)
                                                                                    ==========         ===========



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

The estimated fair values and carrying values at December 31, 2004 and 2003, were as follows:


                                                             2004                                2003
                                                -----------------------------      -------------------------------
                                                   Carrying         Estimated         Carrying         Estimated
                                                     Value         Fair Value           Value         Fair Value
                                                -------------    -------------     -------------     -------------
         Cash and due from banks                 $ 94,508,165      $94,508,165      $111,940,573      $111,940,573

         Federal funds sold                        99,750,000       99,750,000         1,900,000         1,900,000

         Interest-bearing deposits in banks           489,957          489,957           876,839           876,839

         Investment securities                    854,333,535      857,737,369       910,302,114       917,570,084

         Net loans                              1,150,386,248    1,149,620,539       975,946,804       982,937,785

         Accrued interest receivable               14,585,373       14,585,373        14,901,681        14,901,681

         Deposits with stated maturities          590,458,655      591,035,189       533,647,010       536,207,802

         Deposits with no stated
             maturities                         1,403,853,537    1,403,853,537     1,262,624,160     1,262,624,160

         Short term borrowings                     35,691,608       35,691,608        28,975,167        28,975,167

         Accrued interest payable                   1,545,678        1,545,678         1,723,217         1,723,217


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

The carrying value and the estimated fair value of the Company's contractual off-balance-sheet unfunded lines of credit, loan commitments and letters of credit, which are generally priced at market at the time of funding, are not material.

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

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2004, future minimum lease commitments were: 2005 - $511,000; 2006 - $483,000; 2007 - $253,000; 2008 - $84,000; 2009 - $61,000 and
thereafter - $19,000.


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

                                                              Contract or
                                                           Notional Amount at
                                                           December 31, 2004
                                                              ------------
Financial instruments whose contract amounts
  represent credit risk:
     Unfunded lines of credit                                 $150,062,518
     Unfunded commitments to extend credit                      81,383,121
     Standby letters of credit                                  10,651,460
                                                              ------------
                                                              $242,097,099
                                                              ============
Unfunded lines of credit and commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, livestock, and income-producing commercial properties.

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


12. PENSION AND PROFIT SHARING PLANS:
    ---------------------------------

The Company's defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company's employees. The benefits were based on years of service and a percentage of the employee's qualifying compensation during the final years of employment. The Company's funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards. Contributions to the pension plan through December 31, 2003 were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we do not expect contributions or pension expense to be significant in future years.

Using an actuarial measurement date of September 30, benefit obligation activity and fair value of plan assets for the years ended December 31, 2004 and 2003, and a statement of the funded status as of December 31, 2004 and 2003 are as follows:


                                                                                        2004               2003
                                                                                   -------------      ------------
         Reconciliation of benefit obligations:
             Benefit obligation at January 1                                       $  18,027,060      $ 15,540,397
             Service cost - benefits earned during the period                                  -         1,118,607
             Interest cost on projected benefit obligation                               991,728         1,078,485
             Plan amendment                                                           (3,473,440)                -
             Actuarial loss                                                            1,628,495         1,027,430
             Benefits paid                                                              (777,543)         (737,859)
                                                                                   -------------      ------------

             Benefit obligation at December 31                                        16,396,300        18,027,060
                                                                                   -------------      ------------

         Reconciliation of fair value of plan assets:
             Fair value of plan assets at January 1                                   13,495,652        11,659,711
             Actual return on plan assets                                              1,210,244         1,535,499
             Employer contributions                                                      256,295         1,038,301
             Benefits paid                                                              (777,543)         (737,859)
                                                                                   -------------      ------------

             Fair value of plan assets at December 31                                 14,184,648        13,495,652
                                                                                   -------------      ------------

         Funded status                                                             $  (2,211,652)     $ (4,531,408)
                                                                                   =============      ============

         Reconciliation of funded status to accrued pension liability:
             Funded status at December 31                                          $  (2,211,652)     $ (4,531,408)
             Unrecognized loss from past experience different than
                  that assumed and effects of changes in assumptions                   3,468,046         5,447,571
             Additional minimum liability recorded                                    (3,145,241)       (1,717,208)
             Unrecognized prior-service cost                                                   -           176,014
             Other                                                                      (322,805)          (66,509)
                                                                                   -------------      ------------

         Accrued pension liability                                                 $  (2,211,652)     $   (691,540)
                                                                                   =============      ============


The Company recorded an additional minimum liability in the year ended December 31, 2004 and 2003 to reflect the underfunded status of the plan. The accrued pension liability at December 31, 2004 and 2003 represents the difference between the fair value of plan assets and the accumulated benefit obligation. The accumulated benefit obligation is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation in that it assumes no increase in future compensation. As the plan was frozen effective in 2004, the projected benefit obligation and the accumulated benefit obligation are the same.

Net periodic pension cost for the years ended December 31, 2004, 2003, and 2002, included:


                                                                                 Year Ended December 31,
                                                                     ---------------------------------------------
                                                                        2004             2003               2002
                                                                     ---------        ----------        ----------
         Service cost - benefits earned during the period                    -        $1,118,607        $  994,630
         Interest cost on projected benefit obligation               $ 991,728         1,078,485           983,977
         Expected return on plan assets                             (1,102,084)       (1,072,853)         (880,562)
         Amortization of unrecognized net loss                          26,421           226,405           116,722
         Amortization of prior-service cost                                  -            17,961            17,960
         Curtailment adjustment                                        176,014                 -                 -
         Other                                                               -                 -           (59,405)
                                                                     ---------        ----------        ----------

         Net periodic pension cost                                   $  92,079        $1,368,605        $1,173,322
                                                                     =========        ==========        ==========

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:


                                                                           2004             2003          2002
                                                                           ----             ----          ----
         Weighted average discount rate                                     6.25%           6.5%          6.9%
         Rate of increase in future compensation levels                        -              4%            4%
         Expected long-term rate of return on assets                        7.75%           8.5%          6.5%


The expected long-term rate of return on plan assets is based on historical returns and expectations of future returns based on asset mix, after consultation with our investment advisors and actuaries. In 2002, the expected long-term rate of return was downwardly adjusted to 6.5% to reflect the declining equity markets. In 2003, the expected long-term rate of return was returned to 8.5% based on our estimate of changes to the markets in which our investments reside after consultation with our investment advisors and actuaries. The expected long-term rate of return was adjusted to 7.75% for 2004 after discussions with our actuaries and investment advisors and taking into account the impact on investment strategies from the plan being frozen.

The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2004 and 2003 is as follows:


                                                 December 31, 2004          December 31, 2003     Targeted
                                                    Allocation                  Allocation       Allocation
                                                    ----------                  ----------       ----------
         Equity securities                                60%                        56%               60%
         Debt securities                                  33%                        35%               40%
         Cash and equivalents                              7%                         9%                -


The range and weighted average maturities of debt securities held in the pension plan as of December 31, 2004 are 5 months to 14 years and approximately 5.3 years, respectively.

First Financial Trust & Asset Management Company, National Association, a wholly owned subsidiary of the Company, manages the pension plan assets as well as the profit sharing plan assets (see below). The investment strategy and targeted allocations are based on similar strategies First Financial Trust & Asset

Management Company, National Association employs for most of its managed accounts whereby appropriate diversification is achieved. First Financial Trust & Asset Management Company, National Association is prohibited from high risk investments, including the use of derivatives.

An  estimate  of  the   undiscounted   projected  future  payments  to  eligible
participants for the next five years and the following five years in the aggregate is as follows (dollars in thousands):

                                    Year Ending December 31,
                                    ------------------------
                                            2005                       $  962
                                            2006                          990
                                            2007                        1,070
                                            2008                        1,152
                                            2009                        1,163
                                     2010 and thereafter                6,990

No contribution was made to the pension plan in 2004 and no contribution, either discretionary or by regulation, is expected in 2005.

As of December 31, 2004 and 2003, the pension plan's assets included Company common stock valued at approximately $690,000 and $634,000, respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company's contributions over a seven-year vesting period. Costs related to the Company's defined contribution plan totaled approximately $2,737,000, $1,473,000 and $2,681,000 in 2004, 2003 and 2002, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2004 and 2003, the profit sharing plan's assets included Company common stock valued at approximately $19,035,000 and $18,348,000, respectively.

In 2004, we replaced our frozen pension plan with a matching of employee salary deferrals into the 401(k) plan. Effective January 1, 2004, we match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2004 was $708,000 and is included in salaries and employee benefits in the statement of earnings.

The Company has a directors' deferred compensation plan whereby the directors may elect to defer up to 100% of their directors' fees. All deferred compensation is invested in the Company's common stock held in a rabbi trust. The stock is held in the name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company, and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated in the financial statements of the Company.

13. DIVIDENDS FROM SUBSIDIARIES:
    ----------------------------

At December 31, 2004, approximately $13.1 million was available for the declaration of dividends by the Company's subsidiary banks without the prior approval of regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined), to average assets (as defined). Management believes as of December 31, 2004 and 2003, that Bankshares and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2004 and 2003, the most recent notification from each respective subsidiaries' primary regulator categorized each of Bankshares' subsidiaries as well-capitalized, with the exception of First Financial Bank, Stephenville, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

There are no conditions or events since that notification that management believes have changed the institutions' categories. Bankshares' and its significant subsidiaries' actual capital amounts and ratios are presented in the table below:

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                                 Actual               Adequacy Purposes:         Action Provisions:
                                            ---------------------   ---------------------       ---------------------
                                               Amount        Ratio      Amount       Ratio          Amount      Ratio
                                            ------------      ---   --------------   ----       -------------   -----
As of December 31, 2004:
 Total Capital (to Risk-Weighted Assets):
      Consolidated                          $234,751,000      17%   =>$107,349,000    =>8%           N/A         N/A
      First National Bank of Abilene        $ 69,352,000      16%   =>$ 35,692,000    =>8%      =>$44,616,000   =>10%
      San Angelo National Bank              $ 30,987,000      20%   =>$ 12,460,000    =>8%      =>$15,574,000   =>10%

      Weatherford National Bank             $ 20,463,000      15%   =>$ 10,857,000    =>8%      =>$13,571,000   =>10%
      First Financial Bank-Stephenville     $ 16,335,000      10%   =>$ 13,273,000    =>8%      =>$16,591,000   =>10%

 Tier I Capital (to Risk-Weighted Assets):
      Consolidated                          $220,889,000      16%   =>$ 53,674,000    =>4%           N/A         N/A
      First National Bank of Abilene        $ 65,542,000      15%   =>$ 17,846,000    =>4%      =>$26,769,000   => 6%
      San Angelo National Bank              $ 29,569,000      19%   =>$  6,229,000    =>4%      =>$ 9,345,000   => 6%

      Weatherford National Bank             $ 19,010,000      14%   =>$  5,429,000    =>4%      =>$ 8,143,000   => 6%
      First Financial Bank-Stephenville     $ 13,915,000       8%   =>$  6,636,000    =>4%      =>$ 9,955,000   => 6%

 Tier I Capital (to Average Assets):
      Consolidated                          $220,889,000      10%   =>$ 67,626,000    =>3%           N/A         N/A
      First National Bank of Abilene        $ 65,542,000       9%   =>$ 22,789,000    =>3%      =>$37,983,000   => 5%
      San Angelo National Bank              $ 29,569,000      10%   =>$  9,054,000    =>3%      =>$15,091,000   => 5%
      Weatherford National Bank             $ 19,010,000       8%   =>$  7,061,000    =>3%      =>$11,769,000   => 5%
      First Financial Bank-Stephenville     $ 13,915,000       6%   =>$  6,628,000    =>3%      =>$11,046,000   => 5%


The First Financial Bank, Stephenville total capital ratio at December 31, 2004 was 9.84% which is under amounts to be considered well capitalized although management believes it has adequate capital in this bank and expects this ratio to exceed 10% in the near future from earnings.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                                 Actual               Adequacy Purposes:         Action Provisions:
                                            ---------------------   ---------------------       ---------------------
                                               Amount        Ratio      Amount       Ratio          Amount      Ratio
                                            ------------      ---   --------------   ----       -------------   -----
As of December 31, 2004:
 Total Capital (to Risk-Weighted Assets):
     Consolidated                           $230,226,000      20%    =>$92,890,000    =>8%           N/A        N/A
     First National Bank of Abilene         $ 69,175,000      16%    =>$34,109,000    =>8%      =>$42,637,000   =>10%
     San Angelo National Bank               $ 30,793,000      20%    =>$12,214,000    =>8%      =>$15,267,000   =>10%
     Weatherford National Bank              $ 20,025,000      17%    =>$ 9,462,000    =>8%      =>$11,828,000   =>10%

 Tier I Capital (to Risk-Weighted Assets):
     Consolidated                           $218,617,000      19%    =>$46,445,000    =>4%           N/A        N/A
     First National Bank of Abilene         $ 65,436,000      15%    =>$17,055,000    =>4%      =>$25,582,000   => 6%
     San Angelo National Bank               $ 29,494,000      19%    =>$ 6,107,000    =>4%      =>$ 9,160,000   => 6%
     Weatherford National Bank              $ 18,890,000      16%    =>$ 4,731,000    =>4%      =>$ 7,097,000   => 6%

 Tier I Capital (to Average Assets):
     Consolidated                           $218,617,000      11%    =>$61,933,000    =>3%           N/A        N/A
     First National Bank of Abilene         $ 65,436,000       9%    =>$22,244,000    =>3%      =>$37,074,000   => 5%
     San Angelo National Bank               $ 29,494,000      10%    =>$ 9,286,000    =>3%      =>$15,476,000   => 5%
     Weatherford National Bank              $ 18,890,000       9%    =>$ 6,216,000    =>3%      =>$10,361,000   => 5%


In connection with our Trust Company's application to obtain its trust charter, we are required to maintain tangible net assets of $2.0 million at all times. As of December 31, 2004, our Trust Company had tangible assets totaling $3.0 million.

15. STOCK OPTION PLAN:
    ------------------

The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2004, the Company had allocated 702,076 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the years ended December 31, 2004, 2003, and 2002, is presented in the table and narrative below:


                                                 2004                      2003                    2002
                                          -------------------       ------------------      -------------------
                                                      Wtd. Avg.                Wtd. Avg.                Wtd. Avg.
                                          Shares      Ex. Price     Shares     Ex. Price    Shares      Ex. Price
                                          -------      ------       -------     ------      -------      ------
    Outstanding, beginning of year        181,100      $23.43       142,850     $17.98      187,571      $17.28

    Granted                                -             -           71,560      30.80        2,500       24.40

    Exercised                             (30,897)      18.93       (26,187)     15.29      (38,686)      14.82

    Cancelled                              (5,939)      26.47        (7,123)     18.08       (8,535)      18.78
                                          -------                   -------                 -------
    Outstanding, end of year              144,264      $24.27       181,100     $23.43      142,850      $17.98
                                          =======      ======       =======     ======      =======      ======

    Exercisable at end of year             54,503      $18.80        66,008     $18.52       72,281      $16.92
                                          =======      ======       =======     ======      =======      ======

    Weighted average fair value of
        options granted at date of issue          N/A                      $6.54                    $4.85
                                                 =====                     =====                    =====


The options outstanding at December 31, 2004, have exercise prices between $11.92 and $30.80 with a weighted average remaining contractual life of 4.74 years. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2004:

                                                   Remaining
                              Number               Contracted
    Exercise Price          Outstanding           Life (Years)     Number Vested
    --------------          -----------           ------------     -------------
         $11.92                10,151                  0.8             10,151
          18.15                   547                  2.0                547
          23.42                22,638                  3.2             22,638
          16.64                37,993                  5.2             19,667
          23.86                 3,250                  6.5              1,000
          24.40                 2,500                  7.1                500
          30.80                67,185                  8.3                  -


The Company accounts for this plan under APB 25 under which no compensation cost has been recognized for options granted. The fair value of the options granted in 2003 and 2002, was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.22% and 4.75% respectively; expected dividend yield of 3.94% and 4.43% respectively; expected life of 6.0 and 6.0 years, respectively; and expected volatility of 28.18% and 26.9%, respectively.

In January 2005, the Company granted 75,800 stock options to senior management under the terms described above. The strike price at grant date was $44.10, which was market price at date of grant.

16. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:
    -------------------------------------------------

Condensed Balance Sheets-December 31, 2004 and 2003
---------------------------------------------------


                                 ASSETS                                                 2004              2003
                                 ------                                             ------------      ------------
      Cash in subsidiary bank                                                       $  1,003,888      $  1,312,573
      Cash in unaffiliated bank                                                            4,627             3,889
      Interest-bearing deposits in subsidiary banks                                   30,018,299        32,908,291
                                                                                    ------------      ------------

               Total cash and cash equivalents                                        31,026,814        34,224,753


      Investment in and advances to subsidiaries, at equity                          241,804,585       223,037,332
      Intangible assets                                                                  723,375           899,390
      Other assets                                                                     2,647,793         1,262,681
                                                                                    ------------      ------------

               Total assets                                                         $276,202,567      $259,424,156
                                                                                    ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

      Total liabilities                                                             $ 10,657,183      $  7,937,399
      Shareholders' equity:
         Common stock                                                                155,115,760       154,806,790
         Capital surplus                                                              58,529,113        58,253,180
         Retained earnings                                                            49,834,536        31,276,464
         Accumulated other comprehensive earnings                                      2,065,975         7,150,323
                                                                                    ------------      ------------

               Total shareholders' equity                                            265,545,384       251,486,757
                                                                                    ------------      ------------

               Total liabilities and shareholders' equity                           $276,202,567      $259,424,156
                                                                                    ============      ============


Condensed Statements of Earnings-
 For the Years Ended December 31, 2004, 2003, and 2002
 -----------------------------------------------------


                                                                        2004             2003              2002
                                                                   -----------       -----------       -----------
      Income:
         Cash dividends from subsidiary banks                      $37,370,000       $34,625,000       $26,550,000
         Excess of earnings over dividends of
             subsidiary banks                                        2,985,413         1,713,407         8,479,939
         Other income                                                1,119,243         1,065,245           944,911
                                                                   -----------       -----------       -----------

                                                                    41,474,656        37,403,652        35,974,850
                                                                   -----------       -----------       -----------
      Expenses:
         Salaries and employee benefits                              1,354,493         1,191,453         1,451,136
         Other operating expenses                                    1,872,147         1,602,354         1,142,832
                                                                   -----------       -----------       -----------

                                                                     3,226,640         2,793,807         2,593,968
                                                                   -----------       -----------       -----------

      Earnings before income taxes                                  38,248,016        34,609,845        33,380,882

         Income tax benefit                                            923,223           694,955           571,668
                                                                   -----------       -----------       -----------

      Net earnings                                                 $39,171,239       $35,304,800       $33,952,550
                                                                   ===========       ===========       ===========


Condensed Statements of Cash Flows-
  For the Years Ended December 31, 2004, 2003, and 2002
  -----------------------------------------------------


                                                                      2004               2003              2002
                                                                   -----------       -----------       -----------
      Cash flows from operating activities:
        Net earnings                                               $39,171,239       $35,304,800       $33,952,550
        Adjustments to reconcile net earnings to net
         cash provided by operating activities:
           Excess of earnings over
               dividends of subsidiary banks                        (2,985,413)       (1,713,407)       (8,479,939)
           Depreciation                                                 55,224            53,778            54,219
           (Increase) decrease in other assets                      (1,220,474)         (491,762)         (215,435)
           (Decrease) increase in liabilities                        1,202,291         1,758,948        (1,041,688)
                                                                   -----------       -----------       -----------

                  Net cash provided by operating activities         36,222,867        34,912,357        24,269,707
                                                                   -----------       -----------       -----------

      Cash flows from investing activities:
         Purchases of bank premises and equipment                      (43,844)          (76,598)          (50,481)
         Investment in and advances to subsidiaries                (19,823,558)       (5,852,378)                -
                                                                   -----------       -----------       -----------


                  Net cash used in investing activities            (19,867,402)       (5,928,976)          (50,481)
                                                                   -----------       -----------       -----------

      Cash flows from financing activities:
        Proceeds of stock issuances                                    584,903           400,323           573,116
        Acquisition of treasury stock                                        -                 -                 -
        Cash dividends paid                                        (20,138,307)      (18,274,334)      (16,052,983)
                                                                   -----------       -----------       -----------

                  Net cash used in financing activities            (19,553,404)      (17,874,011)      (15,479,867)
                                                                   -----------       -----------       -----------

      Net increase (decrease) in cash and cash equivalents          (3,197,939)       11,109,370         8,739,359

      Cash and cash equivalents, beginning of year                  34,224,753        23,115,383        14,376,024
                                                                   -----------       -----------       -----------

      Cash and cash equivalents, end of year                       $31,026,814       $34,224,753       $23,115,383
                                                                   ===========       ===========       ===========


17.  ACQUISITIONS:
     -------------

On March 4, 2004, we entered into a stock purchase agreement with the principal shareholders of Liberty National Bank, Granbury, Texas. On July 26, 2004 the transaction was completed. Pursuant to the purchase agreement, the Company paid approximately $12.3 million for all of the outstanding shares of Liberty National Bank. At closing, Liberty National Bank became a direct subsidiary of First Financial Bankshares of Delaware, Inc., our wholly owned Delaware bank holding company and effective November 1, 2004, it was merged with our wholly owned bank subsidiary, First Financial Bank, National Association, Stephenville. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $7.5 million, of which approximately $359,000 was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. The identifiable intangible asset represents the future benefit associated with the acquisition of the core deposits and is being amortized over seven years utilizing a method that approximates the expected attrition of the deposits.

The primary purpose of the acquisition was to expand the Company's market share in areas with close proximity to Dallas/Ft. Worth, Texas. Factors that contributed to a purchase price resulting in goodwill include Liberty's historic record of earnings, capable management, the Granbury market and its geographic location, which complements the Company's existing service locations. The results of operations of Liberty National Bank are included in the consolidated earnings of the Company commencing July 27, 2004.

The following is a condensed balance sheet disclosing the preliminary estimated fair value amounts assigned to the major asset and liability captions at the acquisition date.

                                     ASSETS

                  Cash and cash equivalents                   $ 3,763,765
                  Investment in securities                      7,954,831
                  Loans, net                                   45,689,723
                  Goodwill                                      7,139,535
                  Identifiable intangible asset                   359,176
                  Other assets                                  3,089,372
                                                              -----------

                  Total assets                                $67,996,402
                                                              ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                  Noninterest-bearing deposits                $ 6,509,685
                  Interest-bearing deposits                    46,849,196
                  Other liabilities                             2,341,372
                  Shareholder's equity                         12,296,149
                                                              -----------

                  Total liabilities and shareholder's equity  $67,996,402
                                                              ===========

Goodwill recorded in the acquisition of Liberty will be accounted for in accordance with SFAS No. 142. Accordingly, goodwill will not be amortized, rather it will be tested for impairment annually. The goodwill and identifiable intangible asset recorded are expected to be deductible for federal income tax purposes.

Cash flow information relative to the acquisition of Liberty is as follows:

    Fair value of assets acquired                                 $67,996,402
    Cash paid for the capital stock of Liberty                     12,296,149
                                                                  -----------

    Liabilities assumed                                           $55,700,253
                                                                  ===========

The proforma impact of this acquisition to the Company's financial statements is insignificant.

On September 7, 2004, we entered into a stock purchase agreement with the shareholders of Southwestern Bancshares, Inc., the parent company of The First National Bank, Glen Rose, Texas. On December 1, 2004, the transaction was completed. Pursuant to the purchase agreement, the Company paid approximately $13.38 million for all of the outstanding shares of Southwestern Bancshares, Inc. At closing, Southwestern Bancshares and The First National Bank, Glen Rose, were merged into our wholly owned bank subsidiary, First Financial Bank, National Association, Stephenville. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $8.7 million, of which approximately $433,000 was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. The identifiable intangible asset represents the future benefit associated with the acquisition of the core deposits and is being amortized over seven years utilizing a method that approximates the expected attrition of the deposits.

The primary purpose of the acquisition was to expand the Company's market share in areas with close proximity to Dallas/Ft. Worth, Texas. Factors that contributed to a purchase price resulting in goodwill include First National Bank, Glen Rose's historic record of earnings, capable management, the growth potential for Glen Rose and its geographic location, which complements the Company's existing service locations. The results of operations of First National Bank are included in the consolidated earnings of the Company commencing December 1, 2004.

The following is a condensed balance sheet disclosing the preliminary estimated fair value amounts assigned to the major asset and liability captions at the acquisition date.

                          ASSETS

    Cash and cash equivalents                                     $15,612,964
    Investment in securities                                        2,232,328
    Loans, net                                                     29,390,798
    Goodwill                                                        8,234,680
    Identifiable intangible asset                                     432,539
    Other assets                                                    1,302,651
                                                                  -----------

    Total assets                                                  $57,205,960
                                                                  ===========

              LIABILITIES AND SHAREHOLDER'S EQUITY

    Deposits                                                      $43,253,978
    Other liabilities                                                 574,138
    Shareholder's equity                                           13,377,844
                                                                  -----------

    Total liabilities and shareholder's equity                    $57,205,960
                                                                  ===========

Goodwill recorded in the acquisition of First National Bank will be accounted for in accordance with SFAS No. 142. Accordingly, goodwill will not be amortized, rather it will be tested for impairment annually. The goodwill and identifiable intangible asset recorded are expected to be deductible for federal income tax purposes.

Cash flow information relative to the acquisition of First National Bank is as follows:

    Fair value of assets acquired                                 $57,205,960
    Cash paid for the capital stock of First National Bank         13,377,844
                                                                  -----------

    Liabilities assumed                                           $43,828,116
                                                                  ===========

The proforma impact of this acquisition to the Company's financial statements is insignificant.

On October 25, 2004, we entered into a stock purchase agreement with the shareholders of Clyde Financial Corporation, the parent company of The Peoples State Bank in Clyde, Texas. On February 1, 2005, the transaction was completed. Pursuant to the purchase agreement, we paid approximately $25.4 million for all of the outstanding shares of Clyde Financial Corporation.

The main office of The Peoples State Bank is located in the city of Clyde, Callahan County, Texas, approximately 12 miles east of Abilene, Texas. As of December 31, 2004, The Peoples State Bank had assets totaling approximately $121 million and shareholder's equity of approximately $12.9 million. The Peoples State Bank operates branches in Ranger, Rising Star and Moran, Texas, for a total of four banking offices.

18. CASH FLOW INFORMATION:
    ----------------------

Supplemental information on cash flows and noncash transactions is as follows:


                                                                               Year Ended December 31,
                                                                   ---------------------------------------------
                                                                       2004            2003             2002
                                                                   -----------       -----------     -----------
     Supplemental cash flow information:
       Interest paid                                               $16,254,763       $17,572,092     $25,704,950
       Federal income taxes paid                                    15,208,678        14,063,418      14,682,343

     Schedule of noncash investing and financing activities:
       Assets acquired through foreclosure                             147,124         1,117,256         553,840
       Loans to finance the sale of other real estate                1,065,854            19,400               -



19. SUBSEQUENT EVENT (UNAUDITED):
    -----------------------------

During February 2005, the Company received $2.98 million from the special distribution of proceeds from its interest in PULSE EFT Association that merged with Discover Financial Services. This amount, net of related income tax, will be recorded into income in the financial results of the Company in the first quarter of 2005.