Form 10-Q
period 2005-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2005-05-05
CIK 36029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 2005:

         Class                                      Number of Shares Outstanding
         -----                                      ----------------------------
Common Stock, $10.00 par value
         per share                                             15,517,743

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

    Item                                                                 Page
    ----                                                                 ----


             Forward-Looking Statement Disclaimer                          3


      1.     Consolidated Financial Statements                             3


      2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          14


      3.     Quantitative and Qualitative Disclosures About Market Risk   19


      4.     Controls and Procedures                                      20


                                     PART II

                                OTHER INFORMATION


      4.     Submission of Matters to a Vote of Security Holders          21


      6.     Exhibits                                                     22


             Signatures                                                   23

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

     o    changes in the demand for loans;

     o    fluctuations in the value of collateral and in loan reserves;

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

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 2005 and 2004 and December 31, 2004, and the consolidated statements of earnings and comprehensive earnings for the three months ended March 31, 2005 and 2004, changes in shareholders' equity for the three months ended March 31, 2005 and the year ended December 31, 2004, and cash flows for the three months ended March 31, 2005 and 2004, follow on pages 5 through 9.

On April 26, 2005, the Company's Board of Directors declared a four for three stock split in the form of a 33% stock dividend for shareholders of record on May 16, 2005. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split is reflected as a transfer from retained earnings to common stock in the consolidated financial statements as of and for the three months ended March 31, 2005.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         March 31,
                                                             ----------------------------------      December 31,
                                                                   2005               2004               2004
                                                             ---------------    ---------------    ---------------
ASSETS                                                                   (Unaudited)
   Cash and due from banks                                   $    91,264,718    $    88,504,777    $    94,508,165
   Federal funds sold                                             50,950,000         15,175,000         99,750,000
                                                             ---------------    ---------------    ---------------
     Cash and cash equivalents                                   142,214,718        103,679,777        194,258,165

   Interest-bearing deposits in banks                                669,787            282,328            489,957

   Investment securities:
     Securities held-to-maturity (market value of
        $86,546,691, $131,748,477
        and $93,470,201 at March 31, 2005 and 2004
        and December 31, 2004, respectively)                      84,157,749        124,326,152         90,066,367
     Securities available-for-sale, at fair value                863,187,972        806,103,397        764,267,168
                                                             ---------------    ---------------    ---------------
          Total investment securities                            947,345,721        930,429,549        854,333,535

   Loans                                                       1,199,117,294        965,731,085      1,164,223,381
     Less: Allowance for loan losses                             (14,409,141)       (11,791,894)       (13,837,133)
                                                             ---------------    ---------------    ---------------
   Net loans                                                   1,184,708,153        953,939,191      1,150,386,248

   Bank premises and equipment, net                               53,997,309         43,542,359         49,740,268
   Intangible assets                                              53,713,722         24,683,882         40,546,052
   Other assets                                                   25,691,741         21,136,926         25,470,206
                                                             ---------------    ---------------    ---------------

TOTAL ASSETS                                                 $ 2,408,341,151    $ 2,077,694,012    $ 2,315,224,431
                                                             ===============    ===============    ===============

LIABILITIES
   Noninterest-bearing deposits                              $   521,453,171    $   455,106,813    $   512,009,366
   Interest-bearing deposits                                   1,556,480,499      1,319,173,214      1,482,302,826
                                                             ---------------    ---------------    ---------------
     Total deposits                                            2,077,933,670      1,774,280,027      1,994,312,192

   Dividends payable                                               5,275,433          4,800,760          5,273,808
   Short-term borrowings                                          43,519,562         15,438,499         35,691,608
   Other liabilities                                              15,047,196         19,799,989         14,401,439
                                                             ---------------    ---------------    ---------------

     Total liabilities                                         2,141,775,861      1,814,319,275      2,049,679,047
                                                             ---------------    ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - $10 par value;
     authorized 40,000,000 shares; 20,688,642,
     15,486,322 and 15,511,576 shares issued at
     March 31, 2005 and 2004 and December 31,
     2004, respectively                                          206,886,420        154,863,220        155,115,760
   Capital surplus                                                58,575,387         58,293,285         58,529,113
   Retained earnings                                               4,913,502         36,568,622         49,834,536
  Treasury stock (shares at cost: 137,008, 93,674
     and 100,189 at
     March 31, 2005 and 2004, and December 31,
     2004, respectively)                                          (2,343,079)        (2,037,304)        (2,289,729)
  Deferred compensation                                            2,343,079          2,037,304          2,289,729
   Accumulated other comprehensive income (loss)                  (3,810,019)        13,649,610          2,065,975
                                                             ---------------    ---------------    ---------------

     Total shareholders' equity                                  266,565,290        263,374,737        265,545,384
                                                             ---------------    ---------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 2,408,341,151    $ 2,077,694,012    $ 2,315,224,431
                                                             ===============    ===============    ===============


See notes to consolidated financial statements.

           FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                           Three Months Ended March 31,
                                                       ------------------------------------
                                                             2005                2004
                                                       ----------------   -----------------
 INTEREST INCOME
      Interest and fees on loans                        $   18,716,027     $    14,018,537
      Interest on investment securities:
             Taxable                                         6,996,028           7,519,478
             Exempt from federal income tax                  2,381,131           2,403,116
      Interest on federal funds sold and
         interest-bearing deposits in banks                    440,806              69,677
                                                       ----------------   -----------------
         Total interest income                              28,533,992          24,010,808

 INTEREST EXPENSE
      Interest-bearing deposits                              5,443,340           3,574,648
      Other                                                    233,881              52,335
                                                       ----------------   -----------------
         Total interest expense                              5,677,221           3,626,983
                                                       ----------------   -----------------

 NET INTEREST INCOME                                        22,856,771          20,383,825
      Provision for loan losses                                410,167             178,000
                                                       ----------------   -----------------

 NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                             22,446,604          20,205,825

 NONINTEREST INCOME
      Trust department income                                1,714,809           1,575,522
      Service fees on deposit accounts                       5,017,912           4,270,655
      ATM and credit card fees                               1,123,419             875,057
      Real estate mortgage fees                                412,171             423,627
      Net gain  on sale of securities                           40,806              18,426
      Net gain on sale of student loans                      1,309,229           1,791,858
      Net gain on sale of real estate and other assets          12,021             114,374
      Net gain on sale of PULSE ownership rights             2,979,579                   -
      Other                                                    740,585             833,194
                                                       ----------------   -----------------
         Total noninterest income                           13,350,531           9,902,713

 NONINTEREST EXPENSE
      Salaries and employee benefits                         9,878,781           8,790,528
      Net occupancy expense                                  1,155,308             998,538
      Equipment expense                                      1,485,738           1,415,112
      Printing, stationery & supplies                          479,023             346,074
      Correspondent bank service charges                       383,010             383,656
      Amortization of intangible assets                        102,665              33,789
      Other expenses                                         5,057,156            3,921,855
                                                       ----------------   -----------------
         Total noninterest expense                          18,541,681          15,889,552
                                                       ----------------   -----------------

 EARNINGS BEFORE INCOME TAXES                               17,255,454          14,218,986
      Income tax expense                                     5,179,455            4,126,068
                                                       ----------------   -----------------

 NET EARNINGS                                           $   12,075,999     $    10,092,918
                                                       ================   =================

 EARNINGS PER SHARE, BASIC                              $         0.58     $          0.49
                                                       ================   =================

 EARNINGS PER SHARE, ASSUMING DILUTION                  $         0.58     $          0.49
                                                       ================   =================

 DIVIDENDS PER SHARE                                    $         0.26     $          0.23
                                                       ================   =================


 See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                       Three Months Ended March 31,
                                                     ----------------------------------
                                                            2005              2004
                                                     ----------------  ----------------
NET EARNINGS                                         $    12,075,999   $    10,092,918

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
   Change in unrealized gain (loss) on
      investment securities available-for-sale            (8,999,185)       10,017,329

   Reclassification adjustment for realized
     gains on investment securities
     included in net earnings, before income tax             (40,806)          (18,426)
                                                     ----------------  ----------------

      Total other items of comprehensive
          earnings (losses)                               (9,039,991)        9,998,903

   Income tax (expense) benefit related to other
     items of comprehensive earnings                       3,163,997        (3,499,616)
                                                     ----------------  ----------------


COMPREHENSIVE EARNINGS                                $    6,200,005    $   16,592,205
                                                     ================  ================


See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                          Accumulated
                                                                                                             Other         Total
                             Common Stock          Capital     Retained     Treasury Stock      Deferred Comprehensive Shareholders'
                         -----------------------                         ----------------------
                           Shares      Amount      Surplus     Earnings   Shares     Amounts Compensation Earnings(Losses) Equity
                         ---------- ------------ ----------- ----------- ---------  ----------- ---------- ----------- ------------
Balances at December 31,
   2003                  15,480,679 $154,806,790 $58,253,180 $31,276,464   (90,918) $(1,934,604)$1,934,604 $ 7,150,323 $251,486,757

  Net earnings                    -            -           -  39,171,239         -            -          -           -   39,171,239

  Stock issuances            30,897      308,970     275,933           -         -            -          -           -      584,903

  Cash dividends declared,
       $1.00 per share            -            -           - (20,613,167)        -            -          -           -  (20,613,167)

  Minimum liability
   pensions adjustment,
   net of related
   income taxes                   -            -           -           -         -            -          -  (1,042,630)  (1,042,630)

  Change in unrealized
   gain in investment
   securities available-
   for-sale, net of
   related income taxes           -            -           -           -         -            -          -  (4,041,718)  (4,041,718)

  Shares purchased in
   connection with
   directors' deferred
   compensation plan, net         -            -           -           -    (9,271)    (355,125)   355,125           -            -
                         ---------- ------------ ----------- ----------- ---------  ----------- ---------- ----------- ------------
Balances at December 31,
   2004                  15,511,576  155,115,760  58,529,113  49,834,536  (100,189)  (2,289,729) 2,289,729   2,065,975  265,545,384

  Net earnings
   (unaudited)                    -            -           -  12,075,999         -            -          -           -   12,075,999

  Stock issuances
   (unaudited)                4,906       49,060      46,274           -         -            -          -           -       95,334

  Cash dividends declared,
   (unaudited)
   $0.26 per share                -            -           -  (5,275,433)        -            -          -           -   (5,275,433)

  Change in unrealized
   gain (loss) in
   investment securities
   available-for-sale,
   net of related income
   taxes (unaudited)              -            -           -           -         -            -          -  (5,875,994)  (5,875,994)

  Shares purchased in
   connection with
   directors' deferred
   compensation plan,
   net (unaudited)                -            -           -           -    (2,568)     (53,350)    53,350           -            -

  Four-for-three stock
   split in the form
   of a 33% stock divi-
   dend (unaudited)       5,172,160   51,721,600           - (51,721,600)  (34,251)           -          -           -            -
                         ---------- ------------ ----------- ----------- ---------  ----------- ---------- ----------- ------------

Balances at March 31,2005
 (unaudited)             20,688,642 $206,886,420 $58,575,387 $ 4,913,502 $(137,008) $(2,343,079)$2,343,079 $(3,810,019)$266,565,290
                         ========== ============ =========== =========== =========  =========== ========== =========== ============



See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                            Three Months Ended March 31,
                                                                                         -----------------------------------
                                                                                               2005               2004
                                                                                         ---------------    ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                                       $   12,075,999     $    10,092,918
      Adjustments to reconcile net earnings to
          net cash provided by operating activities:
              Depreciation and amortization                                                   1,418,895           1,231,057
              Provision for loan losses                                                         410,167             178,000
              Premium amortization, net of discount accretion                                   819,005             778,647
              Gain on sale of assets                                                         (4,341,635)         (1,924,658)
              Deferred federal income tax benefit (expense)                                     694,581             (79,691)
              Loans originated for resale                                                   (46,055,401)        (41,381,496)
              Proceeds from sales of loans held for resale                                   62,776,176          75,328,737
              Decrease in other assets                                                        3,026,765           1,367,840
              Increase in other liabilities                                                      90,556           5,340,674
                                                                                         ---------------    ----------------
                  Total adjustments                                                          18,839,109          40,839,110
                                                                                         ---------------    ----------------
          Net cash provided by operating activities                                          30,915,108          50,932,028
                                                                                         ---------------    ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease (increase) in interest-bearing deposits in banks                            (179,830)            594,511
      Cash paid in acquisition of common stock, net of cash acquired                         (1,126,694)                  -
      Activity in available-for-sale securities:
          Sales                                                                              33,721,039           6,462,322
          Maturities                                                                         26,501,980          21,459,429
          Purchases                                                                        (134,458,287)        (46,943,370)
      Activity in held-to-maturity securities:
          Maturities                                                                          6,497,500           8,132,865
          Purchases                                                                            (620,000)                  -
      Net decrease (increase) in loans                                                        5,641,937          (9,916,239)
      Capital expenditures                                                                   (3,102,902)           (883,298)
      Proceeds from sale of assets                                                            3,286,406             231,180
                                                                                         ---------------    ----------------
          Net cash used in investing activities                                             (63,838,851)        (20,862,600)
                                                                                         ---------------    ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Net decrease in noninterest-bearing deposits                                          (17,995,898)        (17,467,777)
      Net decrease in interest-bearing deposits                                              (3,773,286)         (4,523,366)
      Net decrease (increase)  in securities sold under agreements to repurchase              7,827,954         (13,536,668)
      Proceeds from stock issuances                                                              95,334              96,535
      Dividends paid                                                                         (5,273,808)         (4,798,948)
                                                                                         ---------------    ----------------
          Net cash used in financing activities                                             (19,119,704)        (40,230,224)
                                                                                         ---------------    ----------------

      Net decrease in cash and cash equivalents                                             (52,043,447)        (10,160,796)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             194,258,165         113,840,573
                                                                                         ---------------    ----------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  142,214,718     $   103,679,777
                                                                                         ===============    ================

 SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
      Interest paid                                                                      $    5,291,361     $     4,052,268
      Federal income tax paid                                                                   320,000             140,000
      Assets acquired through foreclosure                                                       482,377              94,808
      Loans to finance the sale of other real estate                                                  -             507,800



 See notes to consolidated financial statements.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005, due to seasonality and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations.

Note 2 - Subsequent Event

On April 26, 2005, the Company's Board of Directors declared a four-for-three stock split in the form of a 33% stock dividend effective for shareholders of record on May 16, 2005. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split is reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the three months ended March 31, 2005.

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months ended March 31, 2005 and 2004, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2005 and 2004, were 20,684,392 and 20,645,008 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2005 and 2004, were 20,772,559 and 20,744,700, respectively. See Note 2 above.

Note 4- Stock Based Compensation

The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. The Company accounts for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the three months ended March 31, 2005 and 2004.

On January 25, 2005, the Company granted 101,066 options to key employees under the 2002 Incentive Stock Option Plan. The options were granted at market price on the grant date, as adjusted for the four for three stock split.

In December 2004, SFAS No. 123R, "Share-Based Payment," was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The statement was to be effective for the third quarter of 2005 but in April 2005, the Securities and Exchange Commission deferred the effective date until the first quarter of 2006 for calendar year-end companies. Due to the low volume of stock options granted and outstanding, the implementation of this new pronouncement is not expected to have a significant effect on the Company's earnings. The Company expects to utilize the modified prospective method for transition to the new rules whereby grants after the implementation date as well as unvested awards granted prior to the implementation date will be measured and accounted for under SFAS No. 123R.

Note 5 - Pension Plan

The Company's defined benefit pension plan was frozen effective January 1, 2004 and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company's employees. The benefits were based on years of service and a percentage of the employee's qualifying compensation during the final years of employment. The Company's funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards. Contributions to the pension plan through December 31, 2003 were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we do not expect contributions or pension expense to be significant in future years. Accordingly, no amount of net periodic benefit cost was recorded in the three months ended March 31, 2005 and 2004 as the interest cost component is generally offset with the expected return on plan assets.

The Company did not make a contribution to the pension plan during the year ended December 31, 2004 and does not expect to make a contribution during the year ending December 31, 2005, as required by Internal Revenue Service's funding standards.

Note 6 - Acquisition

On October 25, 2004, we entered into a stock purchase agreement with the shareholders of Clyde Financial Corporation, the parent company of The Peoples State Bank, Clyde, Texas. On February 1, 2005, the transaction was completed. Pursuant to the purchase agreement, we paid approximately $25.4 million for all of the outstanding shares of Clyde Financial Corporation.

At closing, Clyde Financial Corporation and The Peoples State Bank were merged into our wholly owned bank subsidiary, First Financial Bank, National Association, Abilene. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $13.2 million, of which approximately $1.8 was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. The identifiable intangible asset represents the future benefit associated with the acquisition of the core deposits and is being amortized over seven years, utilizing a method that approximates the expected attrition of the deposits.

The primary purpose of the acquisition was to expand the Company's market share near Abilene and along Interstate Highway 20 in West Texas. Factors that contributed to a purchase price resulting in goodwill include Peoples' historic record of earnings, capable management and its geographic location which complements the Company's existing service locations. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing February 1, 2005.

The following is a condensed balance sheet disclosing the preliminary estimated fair value amounts assigned to the major asset and liability categories at the acquisition date.

                                     ASSETS

          Cash and cash equivalents                    $ 24,269,306
          Interest-bearing deposit in banks               8,500,000
          Investment in securities                       34,480,602
          Loans, net                                     56,267,932
          Goodwill                                       11,475,289
          Identifiable intangible asset                   1,752,164
          Other assets                                    3,096,570
                                                       ------------

          Total assets                                 $139,841,863
                                                       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

          Deposits                                     $113,890,662
          Other liabilities                                 555,201
          Shareholders' equity                           25,396,000
                                                       ------------

          Total liabilities and shareholders' equity   $139,841,863
                                                       ============

Goodwill recorded in the acquisition of The Peoples State Bank will be accounted for in accordance with SFAS No. 142. Accordingly, goodwill will not be amortized, but will be tested for impairment annually. The goodwill and identifiable intangible asset recorded are not expected to be deductible for federal income tax purposes.

Cash flow information relative to the acquisition of The Peoples State Bank is as follows:

          Fair value of assets acquired                $139,841,863
          Cash paid for the capital stock of
               The Peoples State Bank                    25,396,000

          Liabilities assumed                          $114,445,863
                                                       ============

We believe the proforma impact of this acquisition to the Company's financial statements is insignificant.

The main office of the former The Peoples State Bank was located in the City of Clyde, Callahan County, Texas, approximately 12 miles east of Abilene, Texas. The bank also operated offices in Moran, Ranger and Rising Star, Texas, for a total of 4 banking offices. Effective April 1, 2005, First Financial Bank, National Association, Abilene sold the Ranger and Rising Star banking offices acquired from The Peoples State Bank to our other wholly owned banking subsidiary, First Financial Bank, National Association, Eastland, Texas, all located in Eastland County. This transaction had no impact on our consolidated financial statements.

Note 7 - New Accounting Pronouncement

Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" was issued in December 2003 and is effective for 2005. SOP 03-3 addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from a company's initial investment in loans acquired if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted to the excess of the investor's estimate of undiscounted cash flows expected at acquisition to be collected over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits the "carrying over" or creation of a valuation allowance in the initial accounting for loans included in the scope of SOP 03-3. We were required to apply the provisions of this SOP in conjunction with our acquisition of Clyde Financial Corporation completed on February 1, 2005.

The Company's valuation allowances for all acquired loans subject to SOP 03-3 reflect only those losses incurred after acquisition, that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to the acquisition of the loans.

For certain acquired loans that have experienced deterioration of credit quality between origination and the Company's acquisition of the loans, the amount paid for the loans reflects our determination that it is probable we will be unable to collect all amounts due under the loan's contractual terms. At acquisition, we review each loan to determine whether there is evidence of deterioration of credit quality since origination and whether it is probable that we will be unable to collect all amounts due according to the loan's contractual terms. We consider all information, including expected prepayments, and estimate the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan. As these loans are generally problem loans, we believe the estimation of cash flows is highly subjective. We estimate the excess of the loan's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount - representing the excess of the loan's cash flows expected to be collected over the amount paid - is accreted into interest income over the remaining life of the loan (accretable yield).

Over the life of the loan, we continue to estimate cash flows expected to be collected. We evaluate at the balance sheet date whether the present value of our loans determined using the effective interest rates has decreased and if so, recognize a loss. The present value of any subsequent increase in the loan's actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan. For any remaining increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the loan's remaining life.

Loans within the scope of SOP 03-3 had an outstanding contractual balance of $3,108,000 and carrying amount of $2,604,000 at March 31, 2005, virtually unchanged from acquisition. The amount of contractually required payments receivable totaled $4,315,000 and cash flows expected to be collected totaled $3,782,000 as of March 31, 2005. The amount of discount accreted from acquisition date through March 31, 2005 totaled $35,000. No accretion was recognized on loans with a carrying value of $144,000 due to significant doubts regarding their collectibility.

Note 8 - Related Party Transactions

During the three months ended March 31, 2005, the Company sold student loans totaling $44 million, recognizing a net profit of $1.3 million, to a financial institution of which an executive officer of one of our wholly owned subsidiary banks is a board member. In the opinion of management, these loan sales are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

Note 9 - Reclassifications

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

The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in
Item 1 of this Form 10-Q as well as those included in the Company's 2004 Annual Report on Form 10-K. On April 26, 2005, the Company's Board of Directors declared a four-for-three stock split in the form of a 33% stock dividend effective for shareholders of record on May 16, 2005. All per share amounts in this report have been restated to reflect this stock split.

Critical Accounting Policies
----------------------------

We prepare consolidated financial statements based on the application of certain accounting policies, accounting principles generally accepted in the United
States and customary practices in the banking industry. These policies, in certain areas, require us to make significant estimates and assumptions.

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

The following discussion addresses our allowance for loan loss and our provision for loan losses, which we deem to be our most critical accounting policy. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe that these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period.

The allowance for loan losses is an amount we believe will be adequate to absorb inherent estimated losses on existing loans for which full collectibility is unlikely based upon our review and evaluation of the loan portfolio, including letters of credit, lines of credit and unused commitments to provide financing. The allowance for loan losses is increased by charges to income and decreased by charged off loans (net of recoveries).

Our periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and by regulatory examiners. We have developed a consistent, well-documented loan review methodology that includes allowances assigned to specific loans and nonspecific allowances, which are based on the factors noted above. While each subsidiary bank is responsible for the adequacy of its allowance, our independent loan review department is responsible for reviewing this evaluation for all of our subsidiary banks to ensure consistent methodology and overall adequacy for us.

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy and employment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The bank regulatory agencies could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful.

Our policy requires measurement of the allowance for an impaired collateral-dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price.

Operating Results
-----------------

Three-months ended March 31, 2005 and 2004
------------------------------------------

Net income for the first quarter of 2005 totaled $12.1 million, an increase of $2.0 million or 19.6% over the same period last year. The earnings improvement resulted primarily from an increase in net interest income of $2.5 million, a $3.0 million gain from the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc. and an increase in service charges of $747 thousand, principally due to our enhanced overdraft privilege product. Offsetting these items was a decline in our gain from the sale of student loans of $483 thousand. Last year, we sold approximately $60 million in student loans in the first quarter of 2004, recognizing a premium of $1.8 million. This compares to a sale of approximately $44 million in student loans, with premium recognition of $1.3 million in the first quarter of 2005. On a basic earnings per share basis, earnings amounted to $0.58 per share for the first quarter of 2005, as compared to $0.49 per share for the first quarter of 2004. Return on average assets and return on average equity for the first quarter of 2005 amounted to 2.04% and 18.19%, respectively. For the same periods in 2004, return on average assets and return on average equity amounted to 1.96% and 15.85%, respectively.

Tax equivalent net interest income for the first quarter of 2005 amounted to $24.1 million as compared to $21.6 million for the same period last year. Our rates on interest earning assets increased approximately 24 basis points while our rates paid on deposits increased approximately 37 basis points. The increase in volume of average interest earning assets of $260.4 million worked with the increase in rates to improve interest income. Average interest bearing liabilities increased $232.5 million, and coupled with the increase in rates, partially offset the increase in interest income. Average earning assets were $2.2 billion for the first quarter of 2005, which is 13.7% greater than for the first quarter of 2004. Average interest bearing liabilities were $1.6 billion for the first quarter of 2005, which is 17.2% greater than for the first quarter of 2004. The Company's interest spread decreased to 4.12% for 2005 from 4.26% for 2004. The Company's net interest margin was 4.51% for the first quarter of 2005, compared to 4.57% for the same period of 2004. Although the rising rate environment was generally positive for us, our net interest margin continued to decline primarily due to the proceeds from maturities of our investment securities being reinvested at lower interest rates and more aggressive depository pricing.

The provision for loan losses for the first quarter of 2005 totaled $410 thousand compared to $178 thousand for the same period in 2004. The increase was due primarily to loan growth and changes in certain loan classifications. Gross chargeoffs for the quarter ended March 31, 2005 totaled $391 thousand compared to $241 thousand for the same period of 2004. Recoveries of previously charged-off loans totaling $187 thousand in the quarter ended March 31, 2005 (as compared to $279 thousand in 2004) offset the chargeoffs experienced. On an annualized basis, net chargeoffs as a percentage of average loans were 0.07% for the first quarter of 2005, as compared to a 0.02% net recovery for the same period in 2004. The Company's allowance for loan losses totaled $14.4 million at March 31, 2005, up $2.6 million from the balance of $11.8 million at March 31, 2004. The increased allowance is primarily due to growth in the loan portfolio and additions from our acquisitions. The Company's allowance as a percentage of nonperforming loans amounted to 463% at March 31, 2005. As of March 31, 2005, management of the Company believes the Company's balance in allowance for loan losses is adequate to provide for loans existing in its portfolio that are deemed uncollectible.

Total noninterest income for the first quarter of 2005 was $13.4 million, as compared to $9.9 million for the same period last year. The Company recognized a $3.0 million gain from the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc. Trust fees totaled $1.7 million for 2005, up $139 thousand over the same period in 2004 due to increased volume of trust assets managed and improvement in overall equity markets. The market value of trust assets managed totaled $1.357 billion at March 31, 2005 compared to $1.303 billion at March 31, 2004. Service fees on deposits totaled $5.0 million for the first quarter of 2005, compared to $4.3 million for the same period of 2004, an improvement of $747 thousand, due to increased fees from enhancements to the Company's overdraft privilege products. During the first quarter of 2005 the Company sold approximately $44 million in student loans, recognizing a premium of $1.3 million. In 2004 the Company sold $60 million of its student loans, recognizing a premium of $1.8 million. The Company's real estate mortgage fees of $412 thousand were slightly less than the $424 thousand recognized in the first quarter of 2004.

Noninterest expense for the first quarter of 2005 amounted to $18.5 million as compared to $15.9 million for the same period in 2004. Salaries and benefits expense, the Company's largest noninterest expense item, increased 12.4% to $9.9 million in 2005, up $1.1 million over the same period in 2004. The primary causes of this increase were the increase in number of employees resulting from acquisitions and overall pay increases effective during the first quarter. Net occupancy expense increased approximately $157 thousand, to $1.2 million, also attributable to facilities obtained through acquisitions and to increased utility costs. Equipment expense increased $71 thousand in 2005 over 2004 due to the depreciation of new technology expenditures made in the latter part of 2004 and depreciation associated with acquisitions.

The Company's other categories of expense increased $1.3 million in the first quarter of 2005 compared to the first quarter of 2004. Several factors contributed to this increase, including an increase in printing and supplies of $133 thousand principally due to our acquisition of Clyde Financial Corporation and the name changes of our Abilene and Eastland subsidiary banks; a volume related increase of $130 thousand in ATM and credit card fees (related income increased $248 thousand); an increase in audit fees, primarily due to increased work in response to Sarbanes-Oxley, of $215 thousand; increased professional fees of $330 thousand principally as a result of fees associated with our enhanced overdraft privilege product and costs related to conversion of the Clyde acquisition to our data processing system; a $218 thousand increase in advertising and public relations costs, also attributable to our acquisitions, the name change of two of our subsidiary banks and expansion of our existing branch network.

We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. We improved this efficiency ratio from 50.40% for the first quarter of 2004 to 49.54% for the first quarter of 2005.

Balance Sheet Review
--------------------

Total assets at March 31, 2005 amounted to $2.4 billion as compared to $2.3 billion at December 31, 2004, and $2.1 billion at March 31, 2004. Since December 31, 2004, loans increased $34.9 million. The $44 million sale of our student loans mentioned above was offset by the acquisition of approximately $56 million in loans from the Clyde acquisition and nearly $23 million in new loans.
Deposits totaled $2.1 billion at March 31, 2005 compared to $2.0 billion at December 31, 2004, up 4.2%, principally attributable to the Clyde acquisition ($114 million). Deposits at March 31, 2004 were $1.8 billion.

Loans at March 31, 2005, totaled $1.199 billion, compared to $1.164 billion at year-end 2004. Loans totaled $1.0 billion at March 31, 2004. As compared to March 31, 2004 amounts, loans at March 31, 2005 reflect (i) a $61.0 million increase in commercial, financial and agricultural loans; (ii) a $157.2 million increase in real estate loans; and (iii) a $14.6 million increase in consumer and student loans. Investment securities at March 31, 2005, totaled $947.4 million as compared to $854.3 million at year-end 2004 and $930.4 million at March 31, 2004. The unrealized loss, net of income tax, in the investment portfolio at March 31, 2005, amounted to $1.8 million; the portfolio had an overall tax equivalent yield of 4.81% for the three months ended March 31, 2005. At March 31, 2005, the investment portfolio had a weighted average life of 3.80 years and modified duration of 3.26 years. At March 31, 2005, the Company did not hold any structured notes and management does not believe that their collateralized mortgage obligations have an interest, credit or other risk greater than their other investments.

Nonperforming assets at March 31, 2005, totaled $4.3 million as compared to $5.0 million at December 31, 2004. The decrease resulted primarily from the collection of certain loans previously classified nonaccrual because of concerns about the borrowers' ability to repay. In addition, certain foreclosed property included above at approximately $450,000 was under contract for sale at March 31, 2005. We expect no significant loss on this transaction. At 0.35% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Acquisition
-----------

On October 25, 2004, we entered into a stock purchase agreement with the shareholders of Clyde Financial Corporation, the parent company of The Peoples State Bank, Clyde, Texas. On February 1, 2005, the transaction was completed. Pursuant to the purchase agreement, we paid approximately $25.4 million for all of the outstanding shares of Clyde Financial Corporation.

At closing, Clyde Financial Corporation and The Peoples State Bank were merged into our wholly owned bank subsidiary, First Financial Bank, National Association, Abilene. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $13.2 million, of which approximately $1.8 was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. The identifiable intangible asset represents the future benefit associated with the acquisition of the core deposits and is being amortized over seven years, utilizing a method that approximates the expected attrition of the deposits.

The primary purpose of the acquisition was to expand the Company's market share near Abilene and along Interstate Highway 20 in West Texas. Factors that contributed to a purchase price resulting in goodwill include Peoples' historic record of earnings, capable management and its geographic location which complements the Company's existing service locations. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing February 1, 2005.

The following is a condensed balance sheet disclosing the preliminary estimated fair value amounts assigned to the major asset and liability categories at the acquisition date.

                                     ASSETS

          Cash and cash equivalents                    $ 24,269,306
          Interest-bearing deposits in banks              8,500,000
          Investment in securities                       34,480,602
          Loans, net                                     56,267,932
          Goodwill                                       11,475,289
          Identifiable intangible asset                   1,752,164
          Other assets                                    3,096,570
                                                       ------------
          Total assets                                 $139,841,863
                                                       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

          Deposits                                     $113,890,662
          Other liabilities                                 555,201
          Shareholders' equity                           25,396,000
                                                       ------------

          Total liabilities and shareholders' equity   $139,841,863
                                                       ============

Goodwill recorded in the acquisition of The Peoples State Bank will be accounted for in accordance with SFAS No. 142. Accordingly, goodwill will not be amortized, but will be tested for impairment annually. The goodwill and identifiable intangible asset recorded are not expected to be deductible for federal income tax purposes.

Cash flow information relative to the acquisition of The Peoples State Bank is as follows:

          Fair value of assets acquired                $139,841,863
          Cash paid for the capital stock of
               The Peoples State Bank                    25,396,000

          Liabilities assumed                          $114,445,863
                                                       ============

We believe the proforma impact of this acquisition to the Company's financial statements is insignificant.

The main office of the former The Peoples State Bank was located in the City of Clyde, Callahan County, Texas, approximately 12 miles east of Abilene, Texas. The bank also operated offices in Moran, Ranger and Rising Star, Texas, for a total of 4 banking offices. Effective April 1, 2005, First Financial Bank, National Association, Abilene sold the Ranger and Rising Star banking offices acquired from The Peoples State Bank to our other wholly owned banking subsidiary, First Financial Bank, National Association, Eastland, Texas, all located in Eastland County. This transaction had no impact on our consolidated financial statements.

Liquidity and Capital
---------------------

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with, and sell federal funds to, our subsidiary banks. Other sources of funds include our ability to sell securities under agreements to repurchase, and an unfunded $50.0 million line of credit which matures December 31, 2005, established with a nonaffiliated bank.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary banks, management considers the current liquidity position to be adequate to meet short- and long-term liquidity needs.

First Financial Bank, National Association, Abilene funded the acquisition of Clyde Financial Corporation from existing cash balances. Nevertheless, we anticipate that any future acquisitions of financial institutions and expansion of branch locations could place a demand on our cash resources. Available cash at our parent company, available dividends from subsidiary banks, utilization of available lines of credit, and future debt or equity offerings are expected to be the sources of funding for these potential acquisitions or expansions.

The Company's consolidated statements of cash flows are presented on page 9 of this report. Total equity capital amounted to $266.6 million at March 31, 2005, which was up from $265.5 million at year-end 2004 and $263.4 million at March 31, 2004. The Company's risk-based capital and leverage ratios at March 31, 2005 were 15.37% and 8.94%, respectively. The first quarter 2005 cash dividend of $0.26 per share totaled $5.3 million and represented 43.7% of first quarter earnings.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank have an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analyses are among the ways that the subsidiary banks monitor interest rate risk. As of March 31, 2005, management estimates that, over the next twelve months, an upward shift of interest rates by 150 basis points would result in an increase in projected net interest income of 2.68% and a downward shift of interest rates by 150 basis points would result in a reduction in projected net interest income of 8.21%. These are good faith estimates and assume the composition of our interest sensitive assets and liabilities existing at March 31, 2005, will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous and sustained across the yield curve, regardless of duration or pricing characteristics of specific assets or liabilities. Also, this estimate does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's opinion, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Because interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could, in management's belief, be different from the foregoing estimates, and such changes in results could be material.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk.

Item 4.  Controls and Procedures

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, our disclosure controls and procedures under Rule 13a-14 (c) and Rule 15d - 14 (c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of March 31, 2005.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                                     PART II

                                OTHER INFORMATION

Item 4.   Submission of Matter to a Vote of Security Holders

On April 26, 2005, the annual meeting of shareholders was held in Abilene, Texas. The following directors were elected at this meeting and the respective number of votes cast for and withheld:

                                                  Votes        Votes
          Director                                 For        Withheld
          --------                                 ---        --------
     Joseph E. Canon                            12,623,956      4,231
     Mac A. Coalson                             12,623,805      4,382
     David Copeland                             12,623,914      4,273
     F. Scott Dueser                            12,579,184     49,003
     Derrell E. Johnson                         12,618,937      9,250
     Kade L. Matthews                           12,624,207      3,980
     Raymond A. McDaniel, Jr                    12,584,363     43,824
     Bynum Miers                                12,584,604     43,583
     Kenneth T. Murphy                          12,584,754     43,433
     James M. Parker                            12,572,590     55,597
     Jack D. Ramsey, M.D                        12,623,008      5,179
     Dian Graves Stai                           12,584,642     43,545
     F. L. Stephens                             12,624,207      3,980
     Johnny E. Trotter                          12,578,767     49,420

There were no votes against, abstentions or broker non-votes.

In addition, the shareholders voted to ratify the selection of Ernst & Young LLP to serve as the Company's independent public auditors for the year ending December 31, 2005 by a vote of 12,619,001 for, 4,091 against and 5,095 abstained.

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

     3.3 -- Amendment to the Articles of Incorporation of the Registrant, dated April 27, 2004 (incorporated by reference from Exhibit 3.3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

     3.4 -- Amendment to Amended and Restated Bylaws of the Registrant, dated April 27, 1994 (incorporated by reference from Exhibit 3.4 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

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

     10.4 -- Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).

     10.5 -- 1992 Incentive  Stock Option Plan  (incorporated  by reference from
          Exhibit 10.5 of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998).

     10.6 -- 2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant's Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders)

     10.7 -- Revised Consulting Agreement dated January 1, 2005 between the Registrant and Kenneth T. Murphy (incorporated by reference from
          Exhibit 10.7 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2004).

     *31.1-- Rule  13a-14(a)  /  15(d)-14(a)  Certification  of Chief  Executive
          Officer of First Financial Bankshares, Inc.

     *31.2-- Rule  13a-14(a)  /  15(d)-14(a)  Certification  of Chief  Financial
          Officer of First Financial Bankshares, Inc.

     *32.1-- Section  1350  Certification  of Chief  Executive  Officer of First
          Financial Bankshares, Inc.

     *32.2-- Section  1350  Certification  of Chief  Financial  Officer of First
          Financial Bankshares, Inc.

-------------
*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        FIRST FINANCIAL BANKSHARES, INC.


Date: May 4, 2005                       By:/S/ F. Scott Dueser
                                           -------------------
                                           F. Scott Dueser
                                           President and Chief Executive Officer



Date: May 4, 2005                       By:/S/ J. Bruce Hildebrand
                                           -----------------------
                                           J. Bruce Hildebrand
                                           Executive Vice President and
                                           Chief Financial Officer

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

Date:    May 4, 2005
                                  By:      /s/ F. SCOTT DUESER
                                           -------------------------------------
                                           F. Scott Dueser
                                           President and Chief Executive Officer

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

Date:    May 4, 2005                 By:      /s/ J. Bruce Hildebrand
                                              ----------------------------------
                                              J. Bruce Hildebrand
                                              Executive Vice President and Chief
                                              Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 31, 2005 of First Financial Bankshares, Inc.

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


Dated:   May 4, 2005

                                            By:      /s/ F. SCOTT DUESER
                                                     ---------------------------
                                                     F. Scott Dueser
                                                     Chief Executive Officer


Subscribed and sworn to before me this 4th of May 2005.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2009

                                                                    Exhibit 32.2
                                                                    ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the annual report on Form 10-Q (the "Form 10-Q") for the quarter ended March 31, 2005 of First Financial Bankshares, Inc.

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


Dated:   May 4, 2005

                                            By:      /s/ J. Bruce Hildebrand
                                                     ---------------------------
                                                     J. Bruce Hildebrand
                                                     Chief Financial Officer


Subscribed and sworn to before me this 4th of May 2005.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2009