Form 10-Q
period 2005-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2005-08-01
CIK 36029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 2005:

         Class                                      Number of Shares Outstanding
         -----                                      ----------------------------
Common Stock, $10.00 par value
       per share                                               20,699,312

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

    Item                                                                 Page
    ----                                                                 ----


             Forward-Looking Statement Disclaimer                          3


      1.     Consolidated Financial Statements                             3


      2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          12


      3.     Quantitative and Qualitative Disclosures About Market Risk   18


      4.     Controls and Procedures                                      18


                                     PART II

                                OTHER INFORMATION



      5.     Exhibits                                                     19


             Signatures                                                   21

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

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 2005 and 2004 and December 31, 2004, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2005 and 2004, changes in shareholders' equity for the six months ended June 30, 2005 and the year ended December 31, 2004, and cash flows for the six months ended June 30, 2005 and 2004, follow on pages 5 through 9.

On April 26, 2005, the Company's Board of Directors declared a four for three stock split in the form of a 33% stock dividend effective June 1, 2005. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split is reflected as a transfer from retained earnings to common stock in the consolidated financial statements as of and for the three and six months ended June 30, 2005.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                   June 30,                 December 31,
                                                                     ----------------------------------
                                                                            2005              2004              2004
                                                                     ----------------   ---------------   ----------------
ASSETS                                                                           (Unaudited)
   Cash and due from banks                                           $     90,006,360   $    82,663,662   $     94,508,165
   Federal funds sold                                                      40,100,000                 -         99,750,000
                                                                     ----------------   ---------------   ----------------
     Cash and cash equivalents                                            130,106,360        82,663,662        194,258,165

   Interest-bearing deposits in banks                                         642,182           657,177            489,957

   Investment securities:
     Securities held-to-maturity (market value of $74,823,846,
      $114,016,943 and $93,470,201 at June 30, 2005 and 2004
      and December 31, 2004, respectively)                                 72,694,878       109,861,289         90,066,367
     Securities available-for-sale, at fair value                         908,103,344       794,608,889        764,267,168
                                                                     ----------------   ---------------   ----------------
          Total investment securities                                     980,798,222       904,470,178        854,333,535

   Loans                                                                1,192,212,166     1,009,796,488      1,164,223,381
     Less: Allowance for loan losses                                      (14,323,245)      (11,932,080)       (13,837,133)
                                                                     ----------------   ---------------   ----------------
   Net loans                                                            1,177,888,921       997,864,408      1,150,386,248

   Bank premises and equipment, net                                        55,216,190        44,726,782         49,740,268
   Intangible assets                                                       54,010,170        24,650,093         40,546,052
   Other assets                                                            27,162,648        25,674,102         25,470,206
                                                                     ----------------   ---------------   ----------------

TOTAL ASSETS                                                         $  2,425,824,693   $ 2,080,706,402   $  2,315,224,431
                                                                     ================   ===============   ================

LIABILITIES
   Noninterest-bearing deposits                                      $    553,682,430   $   451,386,916   $    512,009,366
   Interest-bearing deposits                                            1,540,390,865     1,296,007,123      1,482,302,826
                                                                     ----------------   ---------------   ----------------
     Total deposits                                                     2,094,073,295     1,747,394,039      1,994,312,192

   Dividends payable                                                        5,794,998         5,268,098          5,273,808
   Short-term borrowings                                                   38,279,102        66,693,889         35,691,608
   Other liabilities                                                       13,666,859        12,048,876         14,401,439
                                                                     ----------------   ---------------   ----------------

     Total liabilities                                                  2,151,814,254     1,831,404,902      2,049,679,047
                                                                     ----------------   ---------------   ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock - $10 par value; authorized 40,000,000 shares;
     20,697,633, 15,494,406 and 15,511,576 shares issued at
     June 30, 2005 and 2004 and December 31, 2004, respectively           206,976,330       154,944,060        155,115,760
  Capital surplus                                                          58,624,345        58,370,784         58,529,113
  Retained earnings                                                         9,688,836        40,468,037         49,834,536
  Treasury stock (shares at cost: 140,682, 95,708 and 100,189 at
     June 30, 2005 and 2004, and December 31, 2004, respectively)          (2,430,529)       (2,133,404)        (2,289,729)
  Deferred compensation                                                     2,430,529         2,133,404          2,289,729
   Accumulated other comprehensive income (loss)                           (1,279,072)       (4,481,381)         2,065,975
                                                                     ----------------   ---------------   ----------------

     Total shareholders' equity                                           274,010,439       249,301,500        265,545,384
                                                                     ----------------   ---------------   ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  2,425,824,693   $ 2,080,706,402   $  2,315,224,431
                                                                     ================   ===============   ================

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)



                                             Three Months Ended June 30,              Six Months Ended June 30,
                                            ----------------------------             ---------------------------
                                                 2005            2004                     2005           2004
                                            ------------    ------------             ------------   ------------
 INTEREST INCOME
      Interest and fees on loans            $ 19,720,515    $ 14,207,802             $ 38,436,542   $ 28,226,338
      Interest on investment securities:
           Taxable                             7,850,286       7,202,703               14,846,314     14,781,869
           Exempt from federal income tax      2,347,554       2,391,300                4,728,685      4,794,416
      Interest on federal funds sold and
         interest-bearing deposits in banks      375,793          25,709                  816,599        117,686
                                            ------------    ------------             ------------   ------------
         Total interest income                30,294,148      23,827,514               58,828,140     47,920,309

 INTEREST EXPENSE
      Interest-bearing deposits                6,172,089       3,458,893               11,615,429      7,033,541
      Other                                      397,045         116,346                  630,926        250,669
                                            ------------    ------------             ------------   ------------
         Total interest expense                6,569,134       3,575,239               12,246,355      7,284,210
                                            ------------    ------------             ------------   ------------

 NET INTEREST INCOME                          23,725,014      20,252,275               46,581,785     40,636,099
      Provision for loan losses                  323,275         308,250                  733,442        486,250
                                            ------------    ------------             ------------   ------------

 NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES               23,401,739      19,944,025               45,848,343     40,149,849

 NONINTEREST INCOME
      Trust department income                  1,709,077       1,513,651                3,423,886      3,089,172
      Service fees on deposit accounts         5,387,971       5,001,504               10,405,883      9,272,151
      ATM and credit card fees                 1,224,042         951,019                2,347,461      1,826,077
      Real estate mortgage fees                  510,014         551,162                  922,185        974,789
      Net gain  on sale of securities            142,878               -                  183,684         18,426
      Net gain on sale of student loans          349,491         637,790                1,658,714      2,429,648
      Net gain on sale of PULSE
          ownership rights                       513,276               -                3,492,861              -
      Other                                      701,790         698,010                1,454,399      1,645,586
                                            ------------    ------------             ------------   ------------
         Total noninterest income             10,538,539       9,353,136               23,889,073     19,255,849

 NONINTEREST EXPENSE
      Salaries and employee benefits          10,112,843       8,873,074               19,991,624     17,663,602
      Net occupancy expense                    1,257,295       1,043,676                2,412,604      2,042,214
      Equipment expense                        1,487,141       1,421,798                2,972,879      2,836,911
      Printing, stationery & supplies            495,103         425,843                1,016,189        839,649
      Correspondent bank service charges         362,878         398,118                  745,887        781,774
      Amortization of intangible assets          176,118          33,789                  278,783         67,578
      Other expenses                           4,970,052       4,301,783                9,985,145      8,155,905
                                            ------------    ------------             ------------   ------------
         Total noninterest expense            18,861,430      16,498,081               37,403,111     32,387,633
                                            ------------    ------------             ------------   ------------

 EARNINGS BEFORE INCOME TAXES                 15,078,848      12,799,080               32,334,305     27,018,065
      Income tax expense                       4,474,882       3,631,567                9,654,337      7,757,634
                                            ------------    ------------             ------------   ------------

 NET EARNINGS                               $ 10,603,966    $  9,167,513             $ 22,679,968   $ 19,260,431
                                            ============    ============             ============   ============

 EARNINGS PER SHARE, BASIC                  $       0.51    $       0.44             $       1.10   $       0.93
                                            ============    ============             ============   ============

 EARNINGS PER SHARE, ASSUMING DILUTION      $       0.51    $       0.44             $       1.09   $       0.93
                                            ============    ============             ============   ============

 DIVIDENDS PER SHARE                        $       0.28    $       0.26             $       0.54   $       0.49
                                            ============    ============             ============   ============

 See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                      Three Months Ended June 30,                     Six Months Ended June 30,
                                                     ------------------------------                --------------------------------
                                                          2005             2004                         2005               2004
                                                     -------------    -------------                -------------     --------------
NET EARNINGS                                         $  10,603,966    $   9,167,513                $  22,679,968     $   19,260,431

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
      Change in unrealized gain (loss) on
        investment securities available-for-sale         4,036,643      (27,893,832)                  (4,962,542)       (17,876,503)

      Reclassification adjustment for realized
       gains on investment securities
       included in net earnings, before income tax        (142,878)               -                     (183,684)           (18,426)
                                                     -------------    -------------                -------------     --------------

           Total other items of comprehensive
               earnings (losses)                         3,893,765      (27,893,832)                  (5,146,226)       (17,894,929)

      Income tax (expense) benefit related to other
       items of comprehensive earnings                  (1,362,818)       9,762,841                    1,801,179          6,263,225
                                                     -------------    -------------                -------------     --------------


COMPREHENSIVE EARNINGS                               $  13,134,913    $  (8,963,478)               $  19,334,921     $    7,628,727
                                                     =============    =============                =============     ==============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED



                                                                                                         Accumulated
                            Common Stock                                   Treasury Stock                   Other        Total
                       -----------------------   Capital    Retained    ---------------------  Deferred  Comprehensive Shareholders'
                         Shares      Amount      Surplus     Earnings    Shares     Amounts  Compensation  Earnings      Equity
                                                                                                           (Losses)
                       ---------- ------------ ----------- ------------ --------  -----------  ---------- -----------  ------------
Balances at
 December 31, 2003     15,480,679 $154,806,790 $58,253,180 $ 31,276,464  (90,918) $(1,934,604) $1,934,604 $ 7,150,323  $251,486,757

  Net earnings                  -            -           -   39,171,239        -            -           -           -    39,171,239

  Stock issuances          30,897      308,970     275,933            -        -            -           -           -       584,903

  Cash dividends
   declared, $1.00
   per share                    -            -           -  (20,613,167)       -            -           -           -   (20,613,167)

  Minimum liability
   pensions adjustment,
   net of related
   income taxes                 -            -           -            -        -            -           -  (1,042,630)   (1,042,630)

  Change in unrealized
   gain in investment
   securities available-
   for-sale, net of
   related income taxes         -            -           -            -        -            -           -  (4,041,718)   (4,041,718)

  Shares purchased in
   connection with
   directors' deferred
   compensation
   plan, net                    -            -           -            -   (9,271)    (355,125)    355,125           -             -
                       ---------- ------------ ----------- ------------ --------  -----------  ---------- -----------  ------------

Balances at
 December 31, 2004     15,511,576  155,115,760  58,529,113   49,834,536 (100,189)  (2,289,729)  2,289,729   2,065,975   265,545,384

  Net earnings
   (unaudited)                  -            -           -   22,679,968        -            -           -           -    22,679,968

  Stock issuances
   (unaudited)             13,186      131,860      95,232            -        -            -           -           -       227,092

  Cash dividends
   declared,(unaudited)
   $0.54 per share              -            -           -  (11,096,958)       -            -           -           -   (11,096,958)

  Change in unrealized
   gain (loss) in
   investment securities
   available-for-sale,
   net of related income
   taxes (unaudited)            -            -           -            -        -            -           -  (3,345,047)   (3,345,047)

  Shares purchased in
   connection with
   directors' deferred
   compensation plan,
   net (unaudited)              -            -           -            -   (5,195)    (140,800)    140,800           -             -

  Four-for-three
   stock split in
   the form of a 33%
   stock dividend
   (unaudited)          5,172,871   51,728,710           -  (51,728,710) (35,298)           -           -           -             -
                       ---------- ------------ ----------- ------------ --------  -----------  ---------- -----------  ------------

Balances at June 30,
 2005 (unaudited)      20,697,633 $206,976,330 $58,624,345 $  9,688,836 (140,682) $(2,430,529) $2,430,529 $(1,279,072) $274,010,439
                       ========== ============ =========== ============ ========  ===========  ========== ===========  ============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                              Six Months Ended June 30,
                                                                                         ----------------------------------
                                                                                              2005               2004
                                                                                         --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                                       $   22,679,968     $    19,260,431
      Adjustments to reconcile net earnings to
          net cash provided by operating activities:
              Depreciation and amortization                                                   2,941,309           2,450,526
              Provision for loan losses                                                         733,442             486,250
              Premium amortization, net of discount accretion                                 1,657,333           1,921,792
              Gain on sale of assets                                                         (5,380,449)         (2,564,603)
              Deferred federal income tax benefit (expense)                                    (808,151)             75,336
              Loans originated for resale                                                   (74,493,028)        (74,641,736)
              Proceeds from sales of loans held for resale                                   96,286,338         116,953,347
              Decrease (Increase) in other assets                                             1,035,000          (3,197,267)
              Increase (Decrease) in other liabilities                                       (1,344,661)          7,197,372
                                                                                         --------------     ---------------
                  Total adjustments                                                          20,627,133          48,681,017
                                                                                         --------------     ---------------
          Net cash provided by operating activities                                          43,307,101          67,941,448
                                                                                         --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease (increase) in interest-bearing deposits in banks                            (152,225)            219,662
      Cash paid in acquisition of common stock, net of cash acquired                         (1,126,694)                  -
      Activity in available-for-sale securities:
          Sales                                                                              47,015,498           6,444,774
          Maturities                                                                         59,558,354          44,683,106
          Purchases                                                                        (222,501,258)        (88,695,156)
      Activity in held-to-maturity securities:
          Maturities                                                                         17,938,709          23,600,915
          Purchases                                                                            (620,000)                  -
      Net decrease (increase) in loans                                                        6,914,080         (61,947,402)
      Capital expenditures                                                                   (5,658,858)         (3,255,540)
      Proceeds from sale of assets                                                            4,564,229             334,525
                                                                                         --------------     ---------------
          Net cash used in investing activities                                             (94,068,165)        (78,615,116)
                                                                                         --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net decrease (increase) in noninterest-bearing deposits                                14,233,361         (21,187,674)
      Net decrease in interest-bearing deposits                                             (19,862,920)        (27,689,457)
      Net increase (decrease) in securities sold under agreements to repurchase               2,587,494          37,718,722
      Proceeds from stock issuances                                                             227,092             254,874
      Dividends paid                                                                        (10,575,768)         (9,599,708)
                                                                                         --------------     ---------------
          Net cash used in financing activities                                             (13,390,741)        (20,503,243)
                                                                                         --------------     ---------------

      Net decrease in cash and cash equivalents                                             (64,151,805)        (31,176,911)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              194,258,165         113,840,573
                                                                                         --------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  130,106,360     $    82,663,662
                                                                                         ==============     ===============

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
      Interest paid                                                                      $   11,660,645     $     7,807,825
      Federal income tax paid                                                                10,262,824           7,680,193
      Assets acquired through foreclosure                                                       983,142             425,146
      Loans to finance the sale of other real estate                                                  -              18,800

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005, due to seasonality, changes in economic conditions, interest rate fluctuations and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations.

Note 2 - Stock Dividend

On April 26, 2005, the Company's Board of Directors declared a four-for-three stock split in the form of a 33% stock dividend effective June 1, 2005. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split is reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the three and six months ended June 30, 2005.

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months and six months ended June 30, 2005 and 2004, the Company assumes all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2005 and 2004, were 20,692,904 and 20,654,191 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six months ended June 30, 2005 and 2004, were 20,688,637 and 20,649,600, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2005 and 2004, were 20,768,007 and 20,748,729 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2005 and 2004, were 20,768,694 and 20,746,733, respectively. See Note 2 above.

Note 4- Stock Based Compensation

The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. The Company accounts for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced by an insignificant amount on a pro forma basis for the three months and six months ended June 30, 2005 and 2004.

On January 25, 2005, the Company granted 101,066 options to key employees under the 2002 Incentive Stock Option Plan. The options were granted at market price on the grant date, as adjusted for the four for three stock split.

In December 2004, SFAS No. 123R, "Share-Based Payment," was issued. SFAS No. 123R requires companies to recognize in the statements of earnings the grant-date fair value of stock options issued to employees. The statement was to be effective for the third quarter of 2005 but in April 2005, the Securities and Exchange Commission deferred the effective date until the first quarter of 2006 for calendar year-end companies. Due to the low volume of stock options granted and outstanding, the implementation of this new pronouncement is not expected to have a significant effect on the Company's results of operations. The Company expects to utilize the modified prospective method for transition to the new rules whereby grants after the implementation date as well as unvested awards granted prior to the implementation date will be measured and accounted for under SFAS No. 123R.

Note 5 - Pension Plan

The Company's defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company's employees. The benefits were based on years of service and a percentage of the employee's qualifying compensation during the final years of employment. The Company's funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards. Contributions to the pension plan through December 31, 2003 were intended to provide not only for benefits attributed to years of service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we do not expect contributions or pension expense to be significant in future years. Accordingly, no amount of net periodic benefit cost was recorded in the three months and six months ended June 30, 2005 and 2004 as the interest cost component is generally offset with the expected return on plan assets.

The Company did not make a contribution to the pension plan during the year ended December 31, 2004 and does not expect to make a contribution during the year ending December 31, 2005, based on Internal Revenue Service's funding standards.

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

The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in
Item 1 of this Form 10-Q as well as those included in the Company's 2004 Annual Report on Form 10-K. On April 26, 2005, the Company's Board of Directors declared a four-for-three stock split in the form of a 33% stock dividend effective June 1, 2005. All per share amounts in this report have been restated to reflect this stock split.

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

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our current determinations. A downturn in the economy and employment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The bank regulatory agencies could require additions to the loan loss allowance based on their judgment or on information available to them at the time of their examination.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful.

Our policy requires measurement of the allowance for an impaired collateral-dependent loan based on the difference in the fair value of the collateral and the amount owed on the loan. Other loan impairments are measured based on the difference in the present value of expected future cash flows or the loan's observable market price and the balance of the loan.

Operating Results
-----------------

Three-months ended June 30, 2005 and 2004
-----------------------------------------

Net income for the second quarter of 2005 totaled $10.6 million, an increase of $1.4 million or 15.7% over the same period last year. The earnings improvement resulted primarily from an increase in net interest income of $3.5 million, a $513 thousand gain from the final special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc., an increase in service charges on deposits of $386 thousand, principally due to our enhanced overdraft privilege product, a $273 thousand increase in ATM and credit card fees and a $195 thousand increase in trust fees. Offsetting these items was a decline in our gain from the sale of student loans of $288 thousand, and a $2.4 million increase in noninterest expenses, primarily in the salaries and benefits category, from annual pay increases and our three bank acquisitions in July and December 2004 and February 2005. On a basic earnings per share basis, earnings amounted to $0.51 per share for the second quarter of 2005, as compared to $0.44 per share for the second quarter of 2004. Return on average assets and return on average equity for the second quarter of 2005 amounted to 1.76% and 15.70%, respectively. For the same period in 2004, return on average assets and return on average equity amounted to 1.77% and 14.50%, respectively.

Tax equivalent net interest income for the second quarter of 2005 amounted to $24.9 million as compared to $21.5 million for the same period last year. Our rates on interest earning assets increased approximately 47 basis points while our rates paid on deposits increased approximately 58 basis points. The increase in volume of average interest earning assets of $289.0 million worked with the increase in rates to improve interest income. Average interest bearing liabilities increased $249.2 million, and coupled with the increase in rates, partially offset the increase in interest income. The increase in average interest earning assets and interest bearing liabilities is primarily due to our acquisitions of banks in Granbury, Glen Rose and Clyde. Average earning assets were $2.2 billion for the second quarter of 2005, which is 15.1% greater than for the second quarter of 2004. Average interest bearing liabilities were $1.6 billion for the second quarter of 2005, which is 18.4% greater than for the second quarter of 2004. The Company's interest spread decreased to 4.07% for 2005 from 4.19% for 2004. The Company's net interest margin was 4.53% for the second quarter of 2005, compared to 4.51% for the same period of 2004. Although the rising rate environment was generally positive for us, our net interest margin was relatively unchanged primarily due to the proceeds from maturities of our investment securities being reinvested at lower interest rates and competitive factors in our markets leading to more aggressive deposit pricing.

The provision for loan losses for the second quarter of 2005 totaled $323 thousand compared to $308 thousand for the same period in 2004. The slight increase was due primarily to loan growth and changes in certain loan classifications. Gross chargeoffs for the quarter ended June 30, 2005 totaled $553 thousand compared to $317 thousand for the same period of 2004. Recoveries of previously charged-off loans totaling $143 thousand in the quarter ended June 30, 2005 (as compared to $149 thousand in 2004) offset the chargeoffs experienced. On an annualized basis, net chargeoffs as a percentage of average loans were 0.14% for the second quarter of 2005, as compared to 0.07% for the same period in 2004. The Company's allowance for loan losses totaled $14.3 million at June 30, 2005, up $2.4 million from the balance of $11.9 million at June 30, 2004. The increased allowance is primarily due to growth in the loan portfolio and additions from our acquisitions of banks in Granbury, Glen Rose and Clyde as well as changes to individual loan grades. The Company's allowance as a percentage of nonperforming loans amounted to 609.7% at June 30, 2005. As of June 30, 2005, management of the Company believes the Company's balance in allowance for loan losses is adequate to provide for loans existing in its portfolio that are deemed uncollectible.

Total noninterest income for the second quarter of 2005 was $10.5 million, as compared to $9.4 million for the same period last year. The Company recognized a $513 thousand gain from the final special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc. Trust fees totaled $1.7 million for 2005, up $195 thousand over the same period in 2004 due to increased volume of trust assets managed and improvement in overall equity markets. The market value of trust assets managed totaled $1.370 billion at June 30, 2005 compared to $1.283 billion at June 30, 2004. Service fees on deposits totaled $5.4 million for the second quarter of 2005, compared to $5.0 million for the same period of 2004, an improvement of $386 thousand, due primarily to increased fees from enhancements to the Company's overdraft privilege products. During the second quarter of 2005, the Company sold approximately $12.1 million in student loans, recognizing a premium of $350 thousand. In 2004, the Company sold $17 million of its student loans, recognizing a premium of $638 thousand. The Company's real estate mortgage fees of $510 thousand were slightly less than the $551 thousand recognized in the second quarter of 2004. Fees from ATM and credit card transactions increased $273 thousand in the second quarter of 2005 from the continued increase in use of debit cards.

Noninterest expense for the second quarter of 2005 amounted to $18.9 million as compared to $16.5 million for the same period in 2004. Salaries and benefits expense, the Company's largest noninterest expense item, increased 14.0% to $10.1 million in 2005, up $1.2 million over the same period in 2004, due primarily to the increase in number of employees resulting from our acquisitions and overall pay increases effective during the first quarter of 2005. Net occupancy expense increased approximately $214 thousand, to $1.3 million, also attributable to facilities obtained through our acquisitions and increased utility costs. Equipment expense increased $65 thousand in 2005 over 2004 due to the depreciation of new technology expenditures made in the latter part of 2004 and depreciation associated with our acquisitions.

The Company's other categories of noninterest expense increased $845 thousand in the second quarter of 2005 compared to the second quarter of 2004. Several factors contributed to this increase, including an increase in printing and supplies of $69 thousand principally due to our communications with customers related to our acquisitions; a volume related increase of $177 thousand in ATM and credit card fees (related income increased $273 thousand); increased professional fees of $94 thousand principally as a result of fees associated with our enhanced overdraft privilege product; and an increase of $142 thousand in amortization of intangibles associated with deposits we have acquired.

We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. We improved this efficiency ratio slightly from 53.49% for the second quarter of 2004 to 53.21% for the second quarter of 2005.

Six months ended June 30, 2005 and 2004
---------------------------------------

Net income for the six months of 2005 totaled $22.7 million, an increase of $3.4 million or 17.8% over the same period last year. The earnings improvement resulted primarily from an increase in net interest income of $5.9 million, a $3.5 million gain from the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc., an increase in service charges on deposits of $1.1 million, principally due to our enhanced overdraft privilege product, a $521 thousand increase in ATM and credit card fees and a $335 thousand increase in trust fees. Offsetting these items was a decline in our gain from the sale of student loans of $771 thousand, an increase in provision for loan losses of $247 thousand and a $5.0 million increase in noninterest expenses, primarily in the salaries and employee benefit category, from annual pay increases and our bank acquisitions in Granbury, Glen Rose and Clyde. On a basic earnings per share basis, earnings amounted to $1.10 per share for the first six months of 2005, as compared to $0.93 per share for the first six months of 2004. Return on average assets and return on average equity for the six months of 2005 amounted to 1.90% and 17.00%, respectively. For the same period in 2004, return on average assets and return on average equity amounted to 1.85% and 15.21%, respectively.

Tax equivalent net interest income for the six months of 2005 amounted to $49.0 million as compared to $43.1 million for the same period last year. Our rates on interest earning assets increased approximately 38 basis points while the rates we paid on deposits increased approximately 48 basis points. The increase in volume of average interest earning assets of $263.4 million worked with the increase in rates to improve interest income. Average interest bearing liabilities increased $229.5 million, and coupled with the increase in rates, partially offset the increase in interest income. The increase in average interest earning assets and interest bearing liabilities is primarily due to our acquisitions. Average earning assets were $2.2 billion for the first six months of 2005, which is 13.7% greater than for the first six months of 2004. Average interest bearing liabilities were $1.6 billion for the six months of 2005, which is 16.8% greater than for the same period of 2004. The Company's interest spread decreased to 4.10% for 2005 from 4.20% for 2004. The Company's net interest margin was 4.52% for the first six months of 2005, compared to 4.51% for the same period of 2004. Although the rising rate environment was generally positive for us, our net interest margin was relatively unchanged, primarily due to the proceeds from maturities of our investment securities being reinvested at lower interest rates and competitive factors in our markets leading to more aggressive deposit pricing.

The provision for loan losses for the six months ended June 30, 2005 totaled $733 thousand compared to $486 thousand for the same period in 2004. The increase was due primarily to loan growth, both as a result of acquisitions and internally generated growth, and changes in certain loan classifications. Gross chargeoffs for the six months ended June 30, 2005 totaled $943 thousand compared to $559 thousand for the same period of 2004. Recoveries of previously charged-off loans totaling $331 thousand in the six months ended June 30, 2005 (as compared to $428 thousand in 2004) offset the chargeoffs experienced. On an annualized basis, net chargeoffs as a percentage of average loans were 0.10% for the six months ended June 30, 2005, as compared to 0.03% for the same period in 2004. The Company's allowance for loan losses totaled $14.3 million at June 30, 2005, up $2.4 million from the balance of $11.9 million at June 30, 2004. The increased allowance is primarily due to growth in the loan portfolio and additions from our acquisitions. The Company's allowance as a percentage of nonperforming loans amounted to 609.7% at June 30, 2005. As of June 30, 2005, management of the Company believes the Company's balance in allowance for loan losses is adequate to provide for loans existing in its portfolio that are deemed uncollectible.

Total noninterest income for the first six months of 2005 was $23.9 million, as compared to $19.3 million for the same period last year. The Company recognized a $3.5 million gain from the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc. Trust fees totaled $3.4 million for 2005, up $335 thousand over the same period in 2004 due to increased volume of trust assets managed and improvement in overall equity markets. Service fees on deposits totaled $10.4 million for the first six months of 2005, compared to $9.3 million for the same period of 2004, an improvement of $1.1 million due primarily to increased fees from enhancements to the Company's overdraft privilege products. During 2005, the Company sold approximately $56 million in student loans, recognizing a premium of $1.7 million. In 2004, the Company sold $77 million of its student loans, recognizing a premium of $2.4 million. The Company's real estate mortgage fees of $922 thousand were slightly less than the $975 thousand recognized in the first six months of 2004. Fees from ATM and credit card transactions increased $521 thousand in the first half of 2005 from the continued increase in use of debit cards.

Noninterest expense for the first six months of 2005 amounted to $37.4 million as compared to $32.4 million for the same period in 2004. Salaries and benefits expense, the Company's largest noninterest expense item, increased 13.2% to $20.0 million in 2005, up $2.3 million over the same period in 2004, due primarily to the increase in number of employees resulting from our acquisitions and overall pay increases effective during the first quarter of 2005. Net occupancy expense increased approximately $370 thousand, to $2.4 million, also attributable to facilities obtained through our acquisitions and increased utility costs. Equipment expense increased $136 thousand in 2005 over 2004 due to the depreciation of new technology expenditures made in the latter part of 2004 and depreciation associated with our acquisitions.

The Company's other categories of noninterest expense increased $2.2 million in the first six months of 2005 compared to the same period of 2004. Several factors contributed to this increase, including an increase of $177 thousand principally due to our communications with customers related to our acquisitions; a volume related increase of $307 thousand in ATM and credit card fees (related income increased $521 thousand); an increase of $221 thousand in audit fees, principally related to procedures required under the Sarbanes-Oxley Act; an increase in professional fees of $424 thousand, principally as a result of expenses associated with our enhanced overdraft privilege product and costs associated with the integration of our Clyde acquisition into our data processing systems; an increase of $156 thousand in advertising and public relations costs associated with our acquisitions; and an increase of $211 thousand in amortization of intangibles associated with deposits we have acquired.

We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. We improved this efficiency ratio from 51.93% for the first six months of 2004 to 51.32% for the first six months of 2005.

Balance Sheet Review
--------------------

Total assets at June 30, 2005 amounted to $2.4 billion as compared to $2.3 billion at December 31, 2004, and $2.1 billion at June 30, 2004. Since December 31, 2004, loans increased $28.0 million. The $56 million sale of our student loans mentioned above was offset by the acquisition of approximately $56 million in loans from the Clyde acquisition and nearly $28 million in new loans. The increase in intangible assets from December 31, 2004 to June 30, 2005 of $13.5 million is due to our acquisition of the bank in Clyde in the first quarter of 2005. Deposits totaled $2.1 billion at June 30, 2005 compared to $2.0 billion at December 31, 2004, up 5.0%, principally attributable to the Clyde acquisition ($114 million). Deposits at June 30, 2004 were $1.7 billion.

Loans at June 30, 2005, totaled $1.192 billion, compared to $1.164 billion at year-end 2004. Loans totaled $1.010 billion at June 30, 2004. As compared to June 30, 2004 amounts, loans at June 30, 2005 reflect (i) a $36.0 million increase in commercial, financial and agricultural loans; (ii) a $127.1 million increase in real estate loans; and (iii) a $19.3 million increase in consumer and student loans.

Investment securities at June 30, 2005, totaled $980.8 million as compared to $854.3 million at year-end 2004 and $904.5 million at June 30, 2004. The unrealized gain, net of income tax, in the investment portfolio at June 30, 2005, amounted to $765 thousand; the portfolio had an overall tax equivalent yield of 4.67% for the six months ended June 30, 2005. At June 30, 2005, the investment portfolio had a weighted average life of 3.66 years and modified duration of 3.14 years. At June 30, 2005, the Company did not hold any structured notes and management does not believe that their collateralized mortgage obligations have an interest, credit or other risk greater than their other investments.

Nonperforming assets at June 30, 2005, totaled $3.2 million as compared to $5.0 million at December 31, 2004. The decrease resulted primarily from the collection of certain loans previously classified nonaccrual because of concerns about the borrowers' ability to repay. At 0.27% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

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

We have funded our acquisitions during the past twelve months from existing cash balances. Nevertheless, we anticipate that future acquisitions, if any, of financial institutions and expansion of branch locations could place a demand on our cash resources. Available cash at our parent company, available dividends from subsidiary banks, utilization of available lines of credit, and future debt or equity offerings are expected to be the sources of funding for potential acquisitions and expansions.

The Company's consolidated statements of cash flows are presented on page 9 of this report. Total equity capital amounted to $274.0 million at June 30, 2005, which was up from $265.5 million at year-end 2004 and $249.3 million at June 30, 2004. The Company's risk-based capital and leverage ratios at June 30, 2005 were 15.60% and 9.08%, respectively. The 2005 cash dividends of $.54 per share totaled $11.1 million and represented 48.9% of earnings for the first six months of 2005.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank have an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analyses are among the ways that the subsidiary banks monitor interest rate risk. As of June 30, 2005, management estimates that, over the next twelve months, an upward shift of interest rates by 150 basis points would result in an increase in projected net interest income of 2.23% and a downward shift of interest rates by 150 basis points would result in a reduction in projected net interest income of 7.39%. These are good faith estimates and assume the composition of our interest sensitive assets and liabilities existing at June 30, 2005, will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous and sustained across the yield curve, regardless of duration or pricing characteristics of specific assets and liabilities. Also, this estimate does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's opinion, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Because interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could, in management's belief, be different from the foregoing estimates, and such changes in results could be material.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk.

Item 4.  Controls and Procedures

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, our disclosure controls and procedures under Rule 13a-14 (c) and Rule 15d - 14 (c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of June 30, 2005.

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






                                        FIRST FINANCIAL BANKSHARES, INC.


Date: July 29, 2005                     By:/S/ F. Scott Dueser
                                           -------------------------------------
                                           F. Scott Dueser
                                           President and Chief Executive Officer



Date: July 29, 2005                     By:/S/ J. Bruce Hildebrand
                                           -------------------------------------
                                           J. Bruce Hildebrand
                                           Executive Vice President and
                                           Chief Financial Officer

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

Date:    July 29, 2005
                                  By:      /s/ F. SCOTT DUESER
                                           -------------------------------------
                                           F. Scott Dueser
                                           President and Chief Executive Officer

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

Date:    July 29, 2005               By:      /s/ J. Bruce Hildebrand
                                              ----------------------------------
                                              J. Bruce Hildebrand
                                              Executive Vice President and Chief
                                              Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2005 of First Financial Bankshares, Inc.

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


Dated:   July 29, 2005

                                            By:      /s/ F. SCOTT DUESER
                                                     ---------------------------
                                                     F. Scott Dueser
                                                     Chief Executive Officer


Subscribed and sworn to before me this 29th of July 2005.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2009

                                                                    Exhibit 32.2
                                                                    ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the annual report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2005 of First Financial Bankshares, Inc.

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


Dated:   July 29, 2005

                                            By:      /s/ J. Bruce Hildebrand
                                                     ---------------------------
                                                     J. Bruce Hildebrand
                                                     Chief Financial Officer


Subscribed and sworn to before me this 29th of July 2005.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2009