Form 10-Q
period 2005-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2005-11-03
CIK 36029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2005:

         Class                                      Number of Shares Outstanding
         -----                                      ----------------------------
Common Stock, $10.00 par value
         per share                                           20,708,569

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

Item                                                                     Page
----                                                                     ----


     Forward-Looking Statement Disclaimer                                  3


1.   Consolidated Financial Statements                                     3


2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  12


3.   Quantitative and Qualitative Disclosures About Market Risk           18


4.   Controls and Procedures                                              18


                                     PART II

                                OTHER INFORMATION



5.   Exhibits                                                             20


     Signatures                                                           22

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

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 2005 and 2004 and December 31, 2004, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2005 and 2004, changes in shareholders' equity for the nine months ended September 30, 2005 and the year ended December 31, 2004, and cash flows for the nine months ended September 30, 2005 and 2004, follow on pages 5 through 9.

On April 26, 2005, the Company's Board of Directors declared a four for three stock split in the form of a 33% stock dividend effective June 1, 2005. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split is reflected as a transfer from retained earnings to common stock in the consolidated financial statements as of and for nine months ended September 30, 2005.

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                Septemer 30,                 December 31,
                                                                     ----------------------------------
                                                                            2005              2004               2004
                                                                     ----------------   ---------------   ----------------
ASSETS                                                                           (Unaudited)
   Cash and due from banks                                           $     94,612,253   $    88,658,958   $     94,508,165
   Federal funds sold                                                     103,500,000         7,750,000         99,750,000
                                                                     ----------------   ---------------   ----------------
     Cash and cash equivalents                                            198,112,253        96,408,958        194,258,165

   Interest-bearing deposits in banks                                         683,537           611,072            489,957

   Investment securities:
     Securities held-to-maturity (market value of $65,744,972,
        $102,506,374 and $93,470,201 at September 30, 2005
        and 2004 and December 31, 2004, respectively)                      63,965,757        97,995,810         90,066,367
     Securities available-for-sale, at fair value                         886,748,369       794,986,243        764,267,168
                                                                     ----------------   ---------------   ----------------
          Total investment securities                                     950,714,126       892,982,053        854,333,535

   Loans                                                                1,206,972,732     1,125,939,593      1,164,223,381
     Less: Allowance for loan losses                                      (14,374,609)      (13,679,833)       (13,837,133)
                                                                     ----------------   ---------------   ----------------
   Net loans                                                            1,192,598,123     1,112,259,760      1,150,386,248

   Bank premises and equipment, net                                        56,356,456        47,602,377         49,740,268
   Intangible assets                                                       53,821,382        31,824,033         40,546,052
   Other assets                                                            25,974,763        24,063,241         25,470,206
                                                                     ----------------   ---------------   ----------------

TOTAL ASSETS                                                         $  2,478,260,640   $ 2,205,751,494   $  2,315,224,431
                                                                     ================   ===============   ================

LIABILITIES
   Noninterest-bearing deposits                                      $    543,477,717   $   486,255,460   $    512,009,366
   Interest-bearing deposits                                            1,577,732,307     1,361,142,598      1,482,302,826
                                                                     ----------------   ---------------   ----------------
     Total deposits                                                     2,121,210,024     1,847,398,058      1,994,312,192

   Dividends payable                                                        5,797,268         5,270,500          5,273,808
   Short-term borrowings                                                   63,374,118        72,000,304         35,691,608
   Other liabilities                                                       11,561,679        16,750,955         14,401,439
                                                                     ----------------   ---------------   ----------------

     Total liabilities                                                  2,201,943,089     1,941,419,817      2,049,679,047
                                                                     ----------------   ---------------   ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock - $10 par value; authorized 40,000,000 shares;
    20,704,527, 15,501,471 and 15,511,576 shares issued at
    September 30, 2005 and 2004 and December 31, 2004, respectively       207,045,270       155,014,710        155,115,760
  Capital surplus                                                          58,622,063        58,431,930         58,529,113
  Retained earnings                                                        14,654,019        45,050,364         49,834,536
  Treasury stock (shares at cost: 142,467, 96,618 and 100,189 at
    September 30, 2005 and 2004, and December 31, 2004, respectively)      (2,500,375)       (2,223,104)        (2,289,729)
  Deferred compensation                                                     2,500,375         2,223,104          2,289,729
  Accumulated other comprehensive income (loss)                            (4,003,801)        5,834,673          2,065,975
                                                                     ----------------   ---------------   ----------------

     Total shareholders' equity                                           276,317,551       264,331,677        265,545,384
                                                                     ----------------   ---------------   ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  2,478,260,640   $ 2,205,751,494   $  2,315,224,431
                                                                     ================   ===============   ================

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)


                                                  Three Months Ended September 30,              Nine Months Ended September 30,
                                                  -------------------------------                -----------------------------
                                                       2005              2004                        2005             2004
                                                  -------------     -------------                ------------     ------------
 INTEREST INCOME
      Interest and fees on loans                  $  20,815,514     $  15,941,856                $ 59,252,056     $ 44,168,195
      Interest on investment securities:
            Taxable                                   7,794,887         6,964,532                  22,641,201       21,746,401
            Exempt from federal income tax            2,433,238         2,437,077                   7,161,923        7,231,493
      Interest on federal funds sold and
         interest-bearing deposits in banks             261,714            47,292                   1,078,313          164,978
                                                  -------------     -------------                ------------     ------------
         Total interest income                       31,305,353        25,390,757                  90,133,493       73,311,067

 INTEREST EXPENSE
      Interest-bearing deposits                       6,930,623         3,840,609                  18,546,052       10,874,150
      Other                                             557,445           252,975                   1,188,372          503,644
                                                 ---------------   ---------------              --------------   --------------
         Total interest expense                       7,488,068         4,093,584                  19,734,424       11,377,794
                                                  -------------     -------------                ------------     ------------

 NET INTEREST INCOME                                 23,817,285        21,297,173                  70,399,069       61,933,273
      Provision for loan losses                         317,400           532,286                   1,050,842        1,018,536
                                                  -------------     -------------                ------------     ------------

 NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      23,499,885        20,764,887                  69,348,227       60,914,737

 NONINTEREST INCOME
      Trust fees                                      1,728,013         1,578,176                   5,151,899        4,667,348
      Service fees on deposit accounts                5,481,664         5,784,606                  15,887,546       15,056,765
      ATM and credit card fees                        1,282,908         1,018,843                   3,630,369        2,844,921
      Real estate mortgage fees                         684,318           572,826                   1,606,503        1,547,616
      Net gain  on sale of securities                    46,116            32,747                     229,800           51,173
      Net gain on sale of student loans                  95,294            81,615                   1,754,009        2,511,264
      Net gain on sale of PULSE ownership rights        401,823                 -                   3,894,684                -
      Other                                             605,485           782,071                   2,059,884        2,427,646
                                                  -------------     -------------                ------------     ------------
         Total noninterest income                    10,325,621         9,850,884                  34,214,694       29,106,733

 NONINTEREST EXPENSE
      Salaries and employee benefits                 10,058,130         9,094,717                  30,049,754       26,758,318
      Net occupancy expense                           1,277,768         1,094,001                   3,690,372        3,136,215
      Equipment expense                               1,543,166         1,309,284                   4,516,045        4,146,195
      Printing, stationery & supplies                   474,775           420,837                   1,490,963        1,260,486
      Correspondent bank service charges                349,973           410,930                   1,095,861        1,192,704
      Amortization of intangible assets                 186,988            47,789                     465,771          115,367
      Other expenses                                  4,833,910         4,434,593                  14,819,056       12,590,499
                                                  -------------     -------------                ------------     ------------
         Total noninterest expense                   18,724,710        16,812,151                  56,127,822       49,199,784
                                                  -------------     -------------                ------------     ------------

 EARNINGS BEFORE INCOME TAXES                        15,100,796        13,803,620                  47,435,099       40,821,686
      Income tax expense                              4,338,345         3,950,793                  13,992,680       11,708,427
                                                  -------------     -------------                ------------     ------------

 NET EARNINGS                                     $  10,762,451     $   9,852,827                $ 33,442,419     $ 29,113,259
                                                  =============     =============                ============     ============

 EARNINGS PER SHARE, BASIC                        $        0.52     $        0.48                $       1.62     $       1.41
                                                  =============     =============                ============     ============

 EARNINGS PER SHARE, ASSUMING DILUTION            $        0.52     $        0.47                $       1.61     $       1.40
                                                  =============     =============                ============     ============

 DIVIDENDS PER SHARE                              $        0.28     $        0.26                $       0.82     $       0.74
                                                  =============     =============                ============     ============

 See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)


                                                Three Months Ended September 30,             Nine Months Ended September 30,
                                                 -----------------------------                ------------------------------
                                                      2005            2004                         2005             2004
                                                 ------------    -------------                -------------    -------------

NET EARNINGS                                     $ 10,762,451    $   9,852,827                $  33,442,419    $  29,113,259

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
  Change in unrealized gain (loss) on
    investment securities available-for-sale      (4,145,773)      15,903,599                   (9,108,317)      (1,972,904)

  Reclassification adjustment for realized
    gain on investment securities
    included in net earnings, before income tax       (46,116)         (32,747)                    (229,800)         (51,173)
                                                 ------------    -------------                -------------    -------------

         Total other items of comprehensive
           earningS (losses)                       (4,191,889)      15,870,852                   (9,338,117)      (2,024,077)

  Income tax (expense) benefit related to other
    items of comprehensive earnings                 1,467,161       (5,554,798)                   3,268,341          708,427
                                                 ------------    -------------                -------------    -------------


COMPREHENSIVE EARNINGS                           $  8,037,723    $  20,168,881                $  27,372,643    $  27,797,609
                                                 ============    =============                =============    =============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED


                                                                                                         Accumulated
                            Common Stock                                  Treasury Stock                     Other         Total
                       -----------------------   Capital     Retained  ----------------------  Deferred  Comprehensive Shareholders'
                         Shares      Amount      Surplus     Earnings    Shares     Amounts  Compensation Earnings(Losses) Equity
                       ---------- ------------ ----------- ----------- ---------  -----------  ---------- -----------  ------------
Balances at
 December 31, 2003     15,480,679 $154,806,790 $58,253,180 $31,276,464 $ (90,918) $(1,934,604) $1,934,604 $ 7,150,323  $251,486,757

Net earnings                    -            -           -  39,171,239         -            -           -           -    39,171,239

Stock issuances            30,897      308,970     275,933           -         -            -           -           -       584,903

Cash dividends declared,
 $1.00 per share                -            -           - (20,613,167)        -            -           -           -   (20,613,167)

Minimum liability
 pensions adjustment,
 net of related
 income taxes                   -            -           -           -         -            -           -  (1,042,630)   (1,042,630)

Change in unrealized
 gain in investment
 securities available-
 for-sale, net of
 related income taxes           -            -           -           -         -            -           -  (4,041,718)   (4,041,718)

Shares purchased in
 connection with
 directors' deferred
 compensation
 plan, net                      -            -           -           -    (9,271)    (355,125)    355,125           -             -
                       ---------- ------------ ----------- ----------- ---------  -----------  ---------- -----------  ------------

Balances at
 December 31, 2004     15,511,576  155,115,760  58,529,113  49,834,536  (100,189)  (2,289,729)  2,289,729   2,065,975   265,545,384

Four-for-three stock
 split in the form of
 a 33% stock dividend
 (unaudited)            5,172,871   51,728,710           - (51,728,710)  (35,298)           -           -           -             -

Net earnings(unaudited)         -            -           -  33,442,419         -            -           -           -    33,442,419

Stock issuances
 (unaudited)               20,080      200,800      92,950           -         -            -           -           -       293,750

Cash dividends
 declared, $0.82 per
 share (unaudited)              -            -           - (16,894,226)        -            -           -           -   (16,894,226)

Change in unrealized
 gain (loss) in
 investment securities
 available-for-sale,
 net of related income
 taxes (unaudited)              -            -           -           -         -            -           -  (6,069,776)   (6,069,776)

Shares purchased in
 connection with
 directors' deferred
 compensation plan,
 net (unaudited)                -            -           -           -    (6,980)    (210,646)    210,646           -             -
                       ---------- ------------ ----------- ----------- ---------  -----------  ---------- -----------  ------------

Balances at September
 30, 2005 (unaudited)  20,704,527 $207,045,270 $58,622,063 $14,654,019 $(142,467) $(2,500,375) $2,500,375 $(4,003,801) $276,317,551
                       ========== ============ =========== =========== =========  ===========  ========== ===========  ============

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                                          Nine Months Ended September 30,
                                                                                       ------------------------------------
                                                                                              2005               2004
                                                                                       ----------------   -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                                     $     33,442,419   $      29,113,259
      Adjustments to reconcile net earnings to
          net cash provided by operating activities:
              Depreciation and amortization                                                   4,530,838           3,530,932
              Provision for loan losses                                                       1,050,842           1,018,536
              Premium amortization, net of discount accretion                                 2,477,186           2,893,524
              Gain on sale of assets                                                         (5,942,797)         (2,733,773)
              Deferred federal income tax benefit (expense)                                    (464,707)             27,129
              Loans originated for resale                                                  (129,267,415)       (121,268,712)
              Proceeds from sales of loans held for resale                                  131,545,991         141,498,153
              Decrease in other assets                                                        3,311,529             110,117
              Increase (decrease) in other liabilities                                       (3,449,841)          4,417,965
                                                                                       ----------------   -----------------
                  Total adjustments                                                           3,791,626          29,493,871
                                                                                       ----------------   -----------------
          Net cash provided by operating activities                                          37,234,045          58,607,130
                                                                                       ----------------   -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease (increase) in interest-bearing deposits in banks                            (193,580)            265,767
      Cash paid in acquisition of common stock, net of cash acquired                         (1,126,694)         (8,532,384)
      Activity in available-for-sale securities:
          Sales                                                                              58,232,162          11,485,775
          Maturities                                                                        688,787,697          62,595,940
          Purchases                                                                        (846,415,453)        (89,242,387)
      Activity in held-to-maturity securities:
          Maturities                                                                         26,530,104          35,569,134
          Purchases                                                                            (620,000)                  -
      Net decrease (increase) in loans                                                       11,477,699        (108,521,468)
      Capital expenditures                                                                   (8,196,862)         (6,214,788)
      Proceeds from sale of assets                                                            5,032,306             243,658
                                                                                       ----------------   -----------------
          Net cash used in investing activities                                             (66,492,621)       (102,350,753)
                                                                                       ----------------   -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in noninterest-bearing deposits                                            4,028,648           7,171,186
      Net increase (decrease) in interest-bearing deposits                                   17,478,522          (9,403,178)
      Net increase in short term borrowings                                                  27,682,510          43,025,137
      Proceeds from stock issuances                                                             293,750             386,670
      Dividends paid                                                                        (16,370,766)        (14,867,807)
                                                                                       ----------------   -----------------
          Net cash provided by financing activities                                          33,112,664          26,312,008
                                                                                       ----------------   -----------------

      Net increase (decrease) in cash and cash equivalents                                    3,854,088         (17,431,615)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             194,258,165         113,840,573
                                                                                       ----------------   -----------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $    198,112,253   $      96,408,958
                                                                                       ================   =================

 SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
      Interest paid                                                                    $     19,058,986   $      11,763,442
      Federal income tax paid                                                                13,954,386          11,415,873
      Assets acquired through foreclosure                                                     1,002,950             114,832
      Loans to finance the sale of other real estate                                                  -             953,309

See notes to consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005, due to seasonality, changes in economic conditions, interest rate fluctuations and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations.

Note 2 - Stock Dividend

On April 26, 2005, the Company's Board of Directors declared a four-for-three stock split in the form of a 33% stock dividend effective June 1, 2005. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split is reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the nine months ended September 30, 2005.

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months and nine months ended September 30, 2005 and 2004, the Company assumes all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2005 and 2004, were 20,700,760 and 20,664,092 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine months ended September 30, 2005 and 2004, were 20,692,722 and 20,654,465, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended
September  30,  2005  and  2004,   were   20,782,051  and   20,751,503   shares,
respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2005 and 2004, were 20,772,503 and 20,748,311, respectively. See Note 2 above.

Note 4- Stock Based Compensation

The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. The Company accounts for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced by an insignificant amount on a pro forma basis for the three months and nine months ended September 30, 2005 and 2004.

On January 25, 2005, the Company granted 101,066 options to key employees under the 2002 Incentive Stock Option Plan. The options were granted at market price on the grant date, as adjusted for the four for three stock split.

In December 2004, SFAS No. 123R, "Share-Based Payment," was issued. SFAS No. 123R requires companies to recognize in the statements of earnings the grant-date fair value of stock options issued to employees. The statement was to be effective for the third quarter of 2005 but in April 2005, the Securities and Exchange Commission deferred the effective date until the first quarter of 2006 for calendar year-end companies. Due to the low volume of stock options granted and outstanding, the implementation of this new pronouncement is not expected to have a significant effect on the Company's results of operations. The Company will use the modified prospective method for transition to the new rules whereby grants after the implementation date, as well as unvested awards granted prior to the implementation date, are measured and accounted for under SFAS No. 123R.

Note 5 - Pension Plan

The Company's defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company's employees. The benefits were based on years of service and a percentage of the employee's qualifying compensation during the final years of employment. The Company's funding policy was, and is, to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards. Contributions to the pension plan through December 31, 2003 were intended to provide not only for benefits attributed to years of service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we do not expect contributions or pension expense to be significant in future years. Accordingly, no amount of net periodic benefit cost was recorded in the three months and nine months ended September 30, 2005 and 2004 as the interest cost component is generally offset with the expected return on plan assets.

The Company did not make a contribution to the pension plan during the year ended December 31, 2004 and does not expect to make a contribution during the year ending December 31, 2005, based on Internal Revenue Service's funding standards.

Note 6 - Acquisition Announcement

On August 10, 2005, we entered into an agreement and plan of merger with Bridgeport Financial Corporation, the parent company of The First National Bank of Bridgeport, Bridgeport, Texas. Pursuant to the agreement, we will pay $20.3 million plus the assumption of $5.5 million in debt and trust preferred securities for all of the outstanding shares of Bridgeport Financial Corporation and its subsidiary bank, which we expect to combine with First Financial Bank, N.A., Southlake.

The First National Bank of Bridgeport is located in the City of Bridgeport, Wise County, Texas, approximately 35 miles northwest of Fort Worth, Texas. The First National Bank of Bridgeport was established in 1907 and, as of September 30, 2005, had assets totaling approximately $145.2 million and shareholder's equity of approximately $14.8 million. Subject to regulatory approval, we anticipate completing the acquisition of Bridgeport Financial Corporation in the fourth quarter of 2005.

Note 7 - Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

As a multi-bank financial holding company, we generate most of our revenue from interest on loans and investments, fees we charge for our trust services and service charges on deposit accounts. Our primary source of funding for our loans is deposits we hold in our subsidiary banks. Our largest expenses are interest on these deposits and salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios, and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

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

We deem a policy critical if (1) the accounting estimate requires us to make assumptions about matters that are highly uncertain at the time we make the accounting estimate; and (2) different estimates that reasonably could be used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the financial statements.

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

Our periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquency rates, prior loan loss experience and the results of periodic reviews of the portfolio by our independent loan review department and by regulatory examiners. We have developed a consistent, well-documented loan review methodology that includes allowances assigned to specific loans we believe have a higher than normal risk and nonspecific allowances for inherent risk in the portfolio; these allowances are based on the factors noted above. While each subsidiary bank is responsible for the adequacy of its allowance, our independent loan review department is responsible for reviewing this evaluation for all of our subsidiary banks to ensure consistent methodology and overall adequacy for us.

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

Our policy requires measurement of the allowance for an impaired collateral-dependent loan based on the difference in the fair value of the collateral and the amount owed on the loan. Other loan impairments are measured based on the difference in the present value of expected future cash flows, or the loan's observable market price, and the balance owed on the loan.

Operating Results
-----------------

Three-months ended September 30, 2005 and 2004
----------------------------------------------

Net income for the third quarter of 2005 totaled $10.76 million, an increase of $910 thousand or 9.23% over the same period last year. The earnings improvement resulted primarily from an increase in net interest income of $2.5 million, a $402 thousand gain from the final special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc., a $264 thousand increase in ATM and credit card fees, a $150 thousand increase in trust fees and an increase of $111 thousand in real estate mortgage fees. Offsetting these items was a decline in our income from service charges on deposits of $303 thousand and a $1.9 million increase in noninterest expenses, primarily in the salaries and benefits category, from annual pay increases and our three bank acquisitions in July and December 2004 and February 2005. On a basic earnings per share basis, earnings amounted to $0.52 per share for the third quarter of 2005, as compared to $0.48 per share for the third quarter of 2004. Return on average assets and return on average equity for the third quarter of 2005 amounted to 1.76% and 15.61%, respectively. For the same period in 2004, return on average assets and return on average equity amounted to 1.82% and 15.14%, respectively.

Tax equivalent net interest income for the third quarter of 2005 amounted to $25.0 million as compared to $22.6 million for the same period last year. Our rates on interest earning assets increased approximately 47 basis points while our rates paid on deposits increased approximately 72 basis points. The increase in volume of average interest earning assets of $224.0 million, along with the continued increase in the prime interest rate, improved our interest income. Average interest bearing liabilities increased $186.0 million, and coupled with the increase in rates, partially offset the increase in interest income. The increase in average interest earning assets and interest bearing liabilities is primarily due to our acquisitions of banks in Granbury, Glen Rose and Clyde. Average earning assets were $2.2 billion for the third quarter of 2005, which is 11.3% greater than for the third quarter of 2004. Average interest bearing liabilities were $1.6 billion for the third quarter of 2005, which is 13.1% greater than for the third quarter of 2004. The Company's interest spread decreased to 3.95% for 2005 from 4.18% for 2004. The Company's net interest margin was 4.48% for the third quarter of 2005, compared to 4.52% for the same period of 2004. As short-term interest rates have risen, we have generally been able to increase rates on our variable rate loans and loans that have renewed at a faster pace than the increases in rates we paid on our interest bearing deposits. However, due to the flat interest rate yield curve, as we have received proceeds from maturities of our investment securities and reinvested at today's interest rates, we have generally reinvested at lower rates leading to a lower interest margin.

The provision for loan losses for the third quarter of 2005 totaled $317 thousand compared to $532 thousand for the same period in 2004. The decrease was due primarily to changes in certain loan classifications offset by growth in the loan portfolio. Gross chargeoffs for the quarter ended September 30, 2005 totaled $486 thousand compared to $331 thousand for the same period of 2004. Recoveries of previously charged-off loans totaling $221 thousand in the quarter ended September 30, 2005 (as compared to $147 thousand in 2004) offset the chargeoffs experienced. On an annualized basis, net chargeoffs as a percentage of average loans were 0.09% for the third quarter of 2005, as compared to 0.07% for the same period in 2004. The Company's allowance for loan losses totaled $14.4 million at September 30, 2005, up $695 thousand from the balance of $13.7 million at September 30, 2004. The increased allowance is primarily due to growth in the loan portfolio and additions from our acquisitions of banks in Glen Rose and Clyde as well as changes to specific allocations for individual loans. The Company's allowance as a percentage of nonperforming loans amounted to 475.1% at September 30, 2005. As of September 30, 2005, management of the Company believes the Company's balance in allowance for loan losses is adequate to provide for loans existing in its portfolio that are deemed uncollectible.

Total noninterest income for the third quarter of 2005 was $10.3 million, as compared to $9.9 million for the same period last year. The Company recognized a $402 thousand gain from the final special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc. Trust fees totaled $1.7 million for 2005, up $150 thousand over the same period in 2004 due to increased volume of trust assets managed, an increase in rates charged and improvement in overall equity markets. The market value of trust assets held totaled $1.414 billion at September 30, 2005 compared to $1.281 billion at September 30, 2004. Service fees on deposits totaled $5.5 million for the third quarter of 2005, compared to $5.8 million for the same period of 2004, a decline of $303 thousand, due primarily to lower income from commercial accounts as a result of increased earnings credits as overall interest rates increase and a stabilization of the use of our enhanced overdraft privilege product. During the third quarter of 2005, the Company sold approximately $3.3 million in student loans, recognizing a premium of $95 thousand. In 2004, the Company sold $2.8 million of its student loans, recognizing a premium of $82 thousand. The Company's real estate mortgage fees of $684 thousand were up from the $573 thousand recognized in the third quarter of 2004. Fees from ATM and credit card transactions increased $264 thousand, to $1.3 million, in the third quarter of 2005 as a result of the continued increased use of debit cards.

Noninterest expense for the third quarter of 2005 amounted to $18.7 million as compared to $16.8 million for the same period in 2004. Salaries and benefits expense, the Company's largest noninterest expense item, increased 10.6% to $10.1 million in 2005, up $963 thousand over the same period in 2004, due primarily to the increase in number of employees resulting from our acquisitions and overall pay increases effective during the first quarter of 2005. Net occupancy expense increased approximately $184 thousand, to $1.3 million, also attributable to facilities obtained through our acquisitions and increased utility costs. Equipment expense increased $234 thousand in 2005 over 2004 due to the depreciation of new technology expenditures made in 2004 and 2005 and depreciation associated with our acquisitions.

The Company's other categories of noninterest expense increased $531 thousand in the third quarter of 2005 compared to the third quarter of 2004. Several factors contributed to this increase, including an increase in printing and supplies of $54 thousand principally due to our communications with customers related to our acquisitions; a volume related increase of $193 thousand in ATM and credit card fees (related income increased $264 thousand) and an increase of $139 thousand in amortization of core deposit intangibles associated with deposits we have acquired.

We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 52.99% for the third quarter of 2005, compared to 51.86% for the third quarter of 2004; this change is principally attributable to the increase in noninterest expense resulting from our acquisition activity.

Nine months ended September 30, 2005 and 2004
---------------------------------------------

Net income for the nine months of 2005 totaled $33.4 million, an increase of $4.3 million or 14.9% over the same period last year. The earnings improvement resulted primarily from an increase in net interest income of $8.5 million, a $3.9 million gain from the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc., an increase in service charges on deposits of $831 thousand, principally due to our enhanced overdraft privilege product, a $785 thousand increase in ATM and credit card fees and a $485 thousand increase in trust fees. Offsetting these items was a decline in our gain from the sale of student loans of $757 thousand and a $6.9 million increase in noninterest expenses, primarily in the salaries and employee benefit category, from annual pay increases and our bank acquisitions in Granbury, Glen Rose and Clyde. On a basic earnings per share basis, earnings amounted to $1.62 per share for the first nine months of 2005, as compared to $1.41 per share for the first nine months of 2004. Return on average assets and return on average equity for the nine months of 2005 amounted to 1.86% and 16.46%, respectively. For the same period in 2004, return on average assets and return on average equity amounted to 1.84% and 15.13%, respectively.

Tax equivalent net interest income for the nine months of 2005 amounted to $74.0 million as compared to $65.7 million for the same period last year. Our rates on interest earning assets increased approximately 43 basis points while the rates we paid on deposits increased approximately 55 basis points. The increase in volume of average interest earning assets of $246.2 million worked with the increase in rates to improve interest income. Average interest bearing liabilities increased $210.9 million, and coupled with the continued increase in the prime interest rate, partially offset the increase in interest income. The increase in average interest earning assets and interest bearing liabilities is primarily due to our acquisitions. Average earning assets were $2.2 billion for the first nine months of 2005, which is 12.6% greater than for the first nine months of 2004. Average interest bearing liabilities were $1.6 billion for the nine months of 2005, which is 15.2% greater than for the same period of 2004. The Company's interest spread decreased to 4.06% for 2005 from 4.18% for 2004. The Company's net interest margin was 4.51% for the first nine months of 2005, unchanged from the same period of 2004. As short-term interest rates have risen, we have generally been able to increase rates on our variable rate loans and loans that have renewed at a faster pace than the increases in rates we paid on our interest bearing deposits. However, due to the flat interest rate yield curve, as we have received proceeds from maturities of our investment securities and reinvested at today's interest rates, we have generally reinvested at lower rates leading to a lower interest margin.

The provision for loan losses for the nine months ended September 30, 2005 totaled $1.1 million compared to $1.0 million for the same period in 2004. The slight increase was due primarily to loan growth as a result of our acquisitions offset by changes in certain loan classifications. Gross chargeoffs for the nine months ended September 30, 2005 totaled $1.4 million compared to $889 thousand for the same period of 2004. Recoveries of previously charged-off loans totaling $551 thousand in the nine months ended September 30, 2005 (as compared to $575 thousand in 2004) offset the chargeoffs experienced. On an annualized basis, net chargeoffs as a percentage of average loans were 0.10% for the nine months ended September 30, 2005, as compared to 0.04% for the same period in 2004. The Company's allowance for loan losses totaled $14.4 million at September 30, 2005, up $695 thousand from the balance of $13.7 million at September 30, 2004. The increased allowance is primarily due to growth in the loan portfolio and additions from our acquisitions of banks in Glen Rose and Clyde as well as changes to specific allocations for individual loans. The Company's allowance as a percentage of nonperforming loans amounted to 475.1% at September 30, 2005. As of September 30, 2005, management of the Company believes the Company's balance in allowance for loan losses is adequate to provide for loans existing in its portfolio that are deemed uncollectible.

Total noninterest income for the first nine months of 2005 was $34.2 million, as compared to $29.1 million for the same period last year. The Company recognized a $3.9 million gain from the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc. Trust fees totaled $5.2 million for 2005, up $485 thousand over the same period in 2004 due to increased volume of trust assets managed, an increase in rates charged and improvement in overall equity markets. Service fees on deposits totaled $15.9 million for the first nine months of 2005, compared to $15.1 million for the same period of 2004, an improvement of $831 thousand, due primarily to increased fees from enhancements to the Company's overdraft privilege products. During 2005, the Company sold approximately $59.5 million in student loans, recognizing a premium of $1.8 million. In 2004, the Company sold $75.7 million of its student loans, recognizing a premium of $2.5 million. The Company's real estate mortgage fees of $1.6 million were slightly more than the $1.5 million recognized in the first nine months of 2004. Fees from ATM and credit card transactions increased $785 thousand in the first nine months of 2005 as a result of the continued increased use of our debit cards.

Noninterest expense for the first nine months of 2005 amounted to $56.1 million as compared to $49.2 million for the same period in 2004. Salaries and benefits expense, the Company's largest noninterest expense item, increased 12.3% to $30.0 million in 2005, up $3.3 million over the same period in 2004, due primarily to the increase in number of employees resulting from our acquisitions and overall pay increases effective during the first quarter of 2005. Net occupancy expense increased approximately $554 thousand, to $3.7 million, also attributable to facilities obtained through our acquisitions and increased utility costs. Equipment expense increased $370 thousand in 2005 over 2004 due to the depreciation of new technology expenditures made in the latter part of 2004 and 2005 and depreciation associated with our acquisitions.

The Company's other categories of noninterest expense increased $2.7 million in the first nine months of 2005 compared to the same period of 2004. Several factors contributed to this increase, including an increase of $230 thousand in printing and supplies principally due to our communications with customers related to our acquisitions; a volume related increase of $500 thousand in ATM and credit card fees (related income increased $785 thousand); an increase of $170 thousand in audit fees, principally related to procedures required under the Sarbanes-Oxley Act; an increase in legal and professional fees of $319 thousand, principally as a result of costs associated with the integration of our Clyde acquisition into our data processing systems; an increase of $271 thousand in advertising and public relations costs associated with our acquisitions; and an increase of $351 thousand in amortization of core deposit intangibles associated with deposits we have acquired.

We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. We improved this efficiency ratio from 51.90% for the first nine months of 2004 to 51.87% for the first nine months of 2005. This improvement is the result of a significant increase in noninterest income offset by higher operating costs of our bank acquisitions.

Balance Sheet Review
--------------------

Total assets at September 30, 2005 amounted to $2.5 billion as compared to $2.3 billion at December 31, 2004, and $2.2 billion at September 30, 2004. Since December 31, 2004, loans increased $42.7 million. The $59.2 million sale of our student loans mentioned above was offset by the acquisition of approximately $56.3 million in loans from the Clyde acquisition and $45.6 million in new loans. The increase in intangible assets from December 31, 2004 to September 30, 2005 of $13.3 million is due to our acquisition of the bank in Clyde, Texas, in the first quarter of 2005. We continue to experience competitive pressures in several of our markets which have negatively affected our ability to increase our loans while at the same time maintaining our credit quality standards. Deposits totaled $2.1 billion at September 30, 2005 compared to $2.0 billion at December 31, 2004, up 6.36%, principally attributable to the Clyde acquisition ($113.9 million). Deposits at September 30, 2004 were $1.8 billion.

Loans at September 30, 2005, totaled $1.207 billion, compared to $1.164 billion at year-end 2004. Loans totaled $1.126 billion at September 30, 2004. As compared to September 30, 2004 amounts, loans at September 30, 2005 reflect (i) a $16.6 million increase in commercial, financial and agricultural loans; (ii) a $50.2 million increase in real estate loans; and (iii) a $14.2 million increase in consumer and student loans.

Investment securities at September 30, 2005, totaled $950.7 million as compared to $854.3 million at year-end 2004 and $893.0 million at September 30, 2004. The unrealized loss, net of income tax benefit, in the investment portfolio at September 30, 2005, amounted to $2.0 million; the portfolio had an overall tax equivalent yield of 4.67% for the nine months ended September 30, 2005. At September 30, 2005, the investment portfolio had a weighted average life of 3.55 years and modified duration of 3.07 years. At September 30, 2005, the Company did not hold any structured notes and management does not believe that their collateralized mortgage obligations have an interest, credit or other risk greater than their other investments.

Nonperforming assets at September 30, 2005, totaled $3.8 million as compared to $5.0 million at December 31, 2004. The decrease resulted primarily from the collection of certain loans previously classified nonaccrual because of concerns about the borrowers' ability to repay. At 0.32% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Acquisition
-----------

On August 10, 2005, we entered into an agreement and plan of merger with Bridgeport Financial Corporation, the parent company of The First National Bank of Bridgeport, Bridgeport, Texas. Pursuant to the agreement, we will pay $20.3 million plus the assumption of $5.5 million in debt and trust preferred securities for all of the outstanding shares of Bridgeport Financial Corporation and its subsidiary bank, which we expect to combine with First Financial Bank, N.A., Southlake.

The First National Bank of Bridgeport is located in the City of Bridgeport, Wise County, Texas, approximately 35 miles northwest of Fort Worth, Texas. The First National Bank of Bridgeport was established in 1907 and, as of September 30, 2005, had assets totaling approximately $145.2 million and shareholder's equity of approximately $14.8 million. Subject to regulatory approval, we anticipate completing the acquisition of Bridgeport Financial Corporation in the fourth quarter of 2005.

Liquidity and Capital
---------------------

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with, and sell federal funds to, our subsidiary banks. Other sources of funds include our ability to sell securities under agreements to repurchase, and an unfunded $50.0 million line of credit which matures December 31, 2005, established with a nonaffiliated bank. We expect to renew this line of credit for another year at comparable amounts and terms.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary banks, management considers the current liquidity position to be adequate to meet short- and long-term liquidity needs.

We have funded our acquisitions during the past twelve months from existing cash balances. We also expect to fund the Bridgeport acquisition through existing cash balances. Nevertheless, we anticipate that future acquisitions, if any, of financial institutions and expansion of branch locations could place a demand on our cash resources. Available cash at the Company, available dividends from subsidiary banks, utilization of available lines of credit, and future debt or equity offerings are expected to be the sources of funding for potential acquisitions and expansions.

The Company's consolidated statements of cash flows are presented on page 9 of this report. Total equity capital amounted to $276.3 million at September 30, 2005, which was up from $265.5 million at year-end 2004 and $264.3 million at September 30, 2004. The Company's risk-based capital and leverage ratios at September 30, 2005 were 15.90% and 9.30%, respectively. The 2005 cash dividends of $.82 per share totaled $16.9 million and represented 50.5% of earnings for the first nine months of 2005.

Interest Rate Risk
------------------

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest bearing liabilities are different. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank have an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analyses are among the ways that the subsidiary banks monitor interest rate risk. As of September 30, 2005, management estimates that, over the next twelve months, an upward shift of interest rates by 150 basis points would result in an increase in projected net interest income of 2.57% and a downward shift of interest rates by 150 basis points would result in a reduction in projected net interest income of 6.69%. These are good faith estimates and assume the composition of our interest sensitive assets and liabilities existing at September 30, 2005, will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous and sustained across the yield curve, regardless of duration or pricing characteristics of specific assets and liabilities. Also, this estimate does not contemplate any actions that we might undertake in response to changes in market interest rates. In management's opinion, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Because interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could, in management's belief, be different from the foregoing estimates, and such changes in results could be material.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk.

Item 4.  Controls and Procedures

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, our disclosure controls and procedures under Rule 13a-14 (c) and Rule 15d - 14 (c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of September 30, 2005.

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






                                        FIRST FINANCIAL BANKSHARES, INC.


Date: November 3, 2005                  By:/S/ F. Scott Dueser
                                           -------------------
                                           F. Scott Dueser
                                           President and Chief Executive Officer



Date: November 3, 2005                  By:/S/ J. Bruce Hildebrand
                                           -----------------------
                                           J. Bruce Hildebrand
                                           Executive Vice President and
                                           Chief Financial Officer

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

Date:    November 3, 2005
                                  By:      /s/ F. SCOTT DUESER
                                           -------------------------------------
                                           F. Scott Dueser
                                           President and Chief Executive Officer

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

Date:    November 3, 2005            By:      /s/ J. Bruce Hildebrand
                                              ----------------------------------
                                              J. Bruce Hildebrand
                                              Executive Vice President and Chief
                                              Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2005 of First Financial Bankshares, Inc.

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


Dated:   November 3, 2005

                                            By:      /s/ F. SCOTT DUESER
                                                     ---------------------------
                                                     F. Scott Dueser
                                                     Chief Executive Officer


Subscribed and sworn to before me this 3rd of November, 2005.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2009

                                                                    Exhibit 32.2
                                                                    ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the annual report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2005 of First Financial Bankshares, Inc.

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


Dated:   November 3, 2005

                                            By:      /s/ J. Bruce Hildebrand
                                                     ---------------------------
                                                     J. Bruce Hildebrand
                                                     Chief Financial Officer


Subscribed and sworn to before me this 3rd of November, 2005.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2009