Form 10-K
period 2005-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2006-02-28
CIK 36029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

     Indicate by check mark if the  registrant  is not  required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes   No  X

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer       Accelerated filer  X     Non-accelerated filer

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Act). Yes   No  X

     As of June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $623,000,000.

     As of February 20, 2006, there were 20,714,826 shares of Common Stock outstanding.

                       Documents Incorporated by Reference
     Certain information called for by Part III is incorporated by reference to the Proxy Statement for the 2006 Annual Meeting of our shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS....................1

PART I
     ITEM 1.        Business.................................................1
     ITEM 1A.       Risk Factors............................................11
     ITEM 1B.       Unresolved Staff Comments ..............................15
     ITEM 2.        Properties..............................................15
     ITEM 3.        Legal Proceedings.......................................15
     ITEM 4.        Submission of Matters to a Vote of Security Holders.....15

PART II
     ITEM 5.        Market for Registrant's Common Equity and Related
                    Stockholder Matters.....................................15
     ITEM 6.        Selected Financial Data.................................17
     ITEM 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................18
     ITEM 7A.       Quantitative and Qualitative Disclosures About
                    Market Risk.............................................35
     ITEM 8.        Financial Statements and Supplementary Data.............36
     ITEM 9.        Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.....................37
     ITEM 9A.       Controls and Procedures.................................37
     ITEM 9B.       Other Information...................................... 39

PART III
     ITEM 10.       Directors and Executive Officers of the Registrant......40
     ITEM 11.       Executive Compensation..................................40
     ITEM 12.       Security Ownership of Certain Beneficial Owners
                    and Management .........................................40
     ITEM 13.       Certain Relationships and Related Transactions..........40
     ITEM 14.       Principal Accounting Fees and Services..................40

PART IV
     ITEM 15.       Exhibits and  Financial Statement Schedules.............41


SIGNATURES..................................................................42
EXHIBIT INDEX...............................................................44

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS


     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in "Item 1A-Risk Factors" and the following:

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

     o    Our ability to attract deposits;

     o Consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors; and

     o    Acquisitions and integration of acquired businesses.

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

     o    First Financial Bank, National Association, Abilene, Texas;
     o    First Technology Services, Inc., Abilene, Texas;
     o    First   Financial   Trust  &  Asset   Management   Company,   National
          Association, Abilene, Texas;
     o    Hereford State Bank, Hereford, Texas;
     o    First National Bank, Sweetwater, Texas;
     o    First Financial Bank, National Association, Eastland, Texas;
     o    First Financial Bank, National Association, Cleburne, Texas;
     o    First Financial Bank, National Association, Stephenville, Texas;
     o    San Angelo National Bank, San Angelo, Texas;
     o    Weatherford National Bank, Weatherford, Texas;
     o    First Financial Bank, National Association, Southlake, Texas; and
     o    City National Bank, Mineral Wells, Texas.

     Through our subsidiary banks, we conduct a full-service commercial banking business. Our service centers are located primarily in North Central and West Texas. Considering the branches and locations of all our subsidiaries, as of December 31, 2005, we had 44 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, two locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Clyde, Moran, Midlothian and Glen Rose.

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

First Financial Bankshares, Inc.

     We provide management and technical resources and policy direction to our subsidiaries, which enables them to improve or expand their banking services while continuing their local activity and identity. Each of our subsidiaries operates under the day-to-day management of its own board of directors and officers, with substantial authority in making decisions concerning their own investments, loan policies, interest rates, and service charges. We provide resources and policy direction in, among other things, the following areas:

     o    asset and liability management;

     o accounting, budgeting, planning, risk management, loan review, human resources and insurance;

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

     We evaluate various potential financial institution acquisition opportunities and approve potential locations for new branch offices. We anticipate that funding for any acquisitions or expansions would be provided from our existing cash balances, available dividends from subsidiary banks, utilization of available lines of credit and future debt or equity offerings.

Services Offered by Our Subsidiary Banks

     Each of our subsidiary banks is a separate legal entity that operates under the day-to-day management of its own board of directors and officers. Each of our subsidiary banks provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, transmitting funds, and performing other customary commercial banking services. We also conduct full service trust activities through First Financial Trust & Asset Management Company, National Association. Through this trust company, we administer pension plans, profit sharing plans and other employee benefit plans as well as administering estates, testamentary trusts, various types of living trusts, and agency accounts. In addition, First Financial Bank, National Association, Abilene, and San Angelo National Bank provide securities brokerage services through arrangements with an unrelated third party.

Competition

     Commercial banking in Texas is highly competitive, and because we hold less than 1% of the state's deposits, we represent only a minor segment of the industry. To succeed in this industry, we believe that our banks must have the capability to compete in the areas of (1) interest rates paid or charged; (2) scope of services offered; and (3) prices charged for such services. Our subsidiary banks compete in their respective service areas against highly competitive banks, thrifts, savings and loan associations, small loan companies, credit unions, mortgage companies, insurance companies, and brokerage firms, all of which are engaged in providing financial products and services and some of which are larger than our subsidiary banks in terms of capital, resources and personnel.

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

Employees

     With  our  subsidiary  banks  we  employed   approximately   975  full-time
equivalent employees at January 31, 2006. Our management believes that our employee relations have been and will continue to be good.

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

Deposit Insurance

     Each of our subsidiary banks is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions and generally does not exceed $100,000 per depositor. Our subsidiary banks must pay assessments to the FDIC under a risk-based assessment system for federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to their respective deposit insurance fund) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U.S. Treasury, the Federal Financing Bank and the Bank Insurance Fund member banks. As of December 31, 2005, the assessment rate for each of our subsidiary banks is at the lowest level risk-based premium available.

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

     Our subsidiary banks paid aggregate dividends of approximately $29.3 million in 2005 and approximately $37.4 million in 2004. Under the dividend restrictions discussed above, as of December 31, 2005, our subsidiary banks, without obtaining regulatory approvals, could have declared in the aggregate additional dividends of approximately $17.1 million from retained net profits. In connection with our acquisition of Southwestern Bancshares, Inc., First Financial Bank, National Association, Stephenville is restricted from declaring a dividend until its Tier 1 Capital Leverage ratio exceeds 7.35%. In addition, in connection with our acquisition of Clyde Financial Corporation, First Financial Bank, National Association, Eastland is also restricted from declaring a dividend until its Tier I Capital Leverage ratio exceeds 7.35%.

     In each case, the 7.35% limitation was imposed by the Office of the Comptroller of the Currency as a condition for granting its approval of the underlying acquisitions. In the short term, these restrictions will have the effect of limiting the amount of cash that may move from these subsidiary banks to us, which may in turn limit our ability to pay dividends to our shareholders, but we do not believe the restrictions will have a material adverse affect on our operations. We anticipate that the Tier 1 Capital Leverage ratio for these subsidiaries will exceed 7.35% by the middle of our 2006 fiscal year.

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

     o The subsidiary banks must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with us or the subsidiary banks; and

     o The loans must not involve a greater than normal risk of non-payment or include other features not favorable to the bank.

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

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill and core deposit intangibles). As of December 31, 2005, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 14.17%; (2) Total Capital to Risk-Weighted Assets Ratio, 15.13%; and (3) Tier 1 Capital Leverage Ratio, 8.56%.

     Banks. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established five capital tiers with respect to depository institutions: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a "well-capitalized" institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be "adequately capitalized," it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be "undercapitalized," it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution's composite rating is

1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be "significantly undercapitalized," it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be "critically undercapitalized," it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take "prompt corrective action" against depository institutions that do not meet minimum capital requirements. Under current regulations, we were "well capitalized" as of December 31, 2005 at all of our subsidiary banks, with the exception of First Financial Bank, Stephenville which was adequately capitalized.

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

     In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Texas Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank's business, its total revenue, and the bank's total assets. As of December 31, 2005, our Texas-chartered bank exceeded the minimum ratios applied to it.

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

Monetary Policy

     Banks are affected by the credit policies of monetary authorities, including the Federal Reserve Board, that affect the national supply of credit. The Federal Reserve Board regulates the supply of credit in order to influence general economic conditions, primarily through open market operations in United States government obligations, varying the discount rate on financial
institution   borrowings,   varying  reserve   requirements   against  financial
institution   deposits,   and  restricting   certain   borrowings  by  financial
institutions and their subsidiaries. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

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

Enforcement Powers of Federal Banking Agencies

     The Federal Reserve and other state and federal banking agencies and regulators have broad enforcement powers, including the power to terminate deposit insurance, issue cease-and-desist orders, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Our failure to comply with applicable laws, regulations and other regulatory pronouncements could subject us, as well as our officers and directors, to administrative sanctions and potentially substantial civil penalties.

Available Information

     We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission's web site at http://www.sec.gov. Our web site is http://www.ffin.com. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed them with the SEC. Our corporate governance guidelines, including our code of conduct applicable to all our employees, officers and directors, as well as the charters of our audit and nominating committees, are available at www.ffin.com. The foregoing information is also available in print to any shareholder who requests it. Except as explicitly provided, information on any web site is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

ITEM 1A.   RISK FACTORS

     Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results and other forward looking statements that we make from time to time in our news releases, annual reports and other written communications, as well as oral forward looking statements, and other statements made from time to time by our representatives.

Our Business Faces Unpredictable Economic Conditions

     General economic conditions impact the banking industry. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends somewhat on factors beyond our control, including:

     o    national and local economic conditions:

     o    the supply of and demand for investable funds;

     o    demand for loans;

     o    interest rates; and

     o    federal, state and local laws affecting these matters.

     Any substantial deterioration in any of the foregoing conditions could have a material adverse effect on our financial condition and results of operations, which would likely adversely affect the market price of our common stock.

Our Business Is Concentrated In Texas And A Downturn In The Economy Of Texas May Adversely Affect Our Business

     Our network of subsidiary banks is concentrated in Texas, primarily in the Western and North Central regions of the state. Most of our customers and revenue are derived from this area. The economy of this region is focused on agriculture (including farming and ranching), oil and gas production, and real estate development. Historically, these industries have fluctuated widely between boom and bust. Because we generally do not derive revenue or customers from other parts of the state or nation, our business and operations are dependent on economic conditions in this part of Texas. Any decline in one or more segments of the local economy could adversely affect our business, revenue, operations and properties.

The Value Of Real Estate Collateral May Fluctuate Significantly

     The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan, which could have a material adverse effect on our provision for loan losses and our operating results and financial condition.

Our Business Is Subject To Significant Government Regulation

     We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Texas Department of Banking, the Federal Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.

     In addition, future legislation and government policy could adversely affect the banking industry as a whole, including our results of operations. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

We Compete With Many Larger Financial Institutions Which Have Substantially Greater Financial Resources Than We Have

     Competition among financial institutions in Texas is intense. We compete with other bank holding companies, state and national commercial banks, savings and loan associations, consumer financial companies, credit unions, securities brokers, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other financial institutions. Many of these competitors have substantially greater financial resources, larger lending limits, larger branch networks and less regulatory oversight than we do, and are able to offer a broader range of products and services than we can. Failure to compete effectively for deposit, loan and other banking customers in our markets could cause us to lose market share, slow our growth rate and may have an adverse effect on our financial condition and results of operations.

In Our Business, We Must Effectively Manage Our Credit Risk

     As a lender, we are exposed to the risk that our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. We may experience significant loan losses which could have a material adverse effect on our operating results and financial condition. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of our loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of our loan portfolio through our internal loan review process and other relevant factors.

     We maintain an allowance for credit losses in an attempt to cover credit losses inherent in our loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than we have experienced to date. In determining the amount of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance could materially decrease net income.

     In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further charge-offs, based on judgments different than those of our management. Any increase in our allowance for credit losses or charge-offs as required by these regulatory agencies could have a material negative effect on our operating results and financial condition.

Our Operations Are Significantly Affected By Interest Rate Levels

     Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are affected by changes in general interest rate levels, which are currently rising and by other economic factors beyond our control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which our assets and liabilities reprice. Although we have implemented strategies which we believe reduce the potential effects of changes in interest rates on our results of operations, these strategies may not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers' desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their credit costs since most of our loans have adjustable interest rates that reset periodically. Any of these events could adversely affect our results of operations or financial condition.

To Continue Our Growth, We Are Affected By Our Ability To Identify And Acquire Other Financial Institutions

     We intend to continue our current growth strategy. This strategy includes opening new branches and acquiring other banks that serve customers or markets we find desirable. The market for acquisitions remains highly competitive, and we may be unable to find satisfactory acquisition candidates in the future that fit our acquisition and growth strategy. To the extent that we are unable to find suitable acquisition candidates, an important component of our growth strategy may be lost. Additionally, our completed acquisitions, or any future acquisitions, may not produce the revenue, earnings or synergies that we anticipated.

Our  Operational   And  Financial   Results  Are  Affected  By  Our  Ability  To
Successfully Integrate Our Acquisitions

     Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization. We may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. Our failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.

We Rely Heavily On Our Management Team, And The Unexpected Loss of Key Management May Adversely Affect Our Operations

     Our success to date has been strongly influenced by our ability to attract and to retain senior management experienced in banking in the markets we serve. Our ability to retain executive officers and the current management teams will continue to be important to successful implementation of our strategies. We do not have employment agreements with these key employees other than severance agreements in the event of a change of control. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

Although Publicly Traded, Our Common Stock Does Not Have A Significant Amount Of Trading Liquidity.

     A relatively small percentage of our outstanding common stock is actively traded on the Nasdaq Stock Market. The risks of low liquidity include increased volatility of the price of our common stock. Low liquidity may also limit holders of our common stock in their ability to sell or transfer our shares at the price, time and quantity desired.

Breakdowns In Our Internal Controls And Procedures Could Have An Adverse Effect On Us

     We believe our internal control system as currently documented and functioning is adequate to provide reasonable assurance over our internal controls. Nevertheless, because of the inherent limitation in administering a cost effective control system, misstatements due to error or fraud may occur and not be detected. Breakdowns in our internal controls and procedures could occur in the future, and any such breakdowns could have an adverse effect on us. See "Item 9A - Controls and Procedures" for additional information.

We Compete In An Industry That Continually Experiences Technological Change, And We May Have Fewer Resources Than Many Of Our Competitors To Continue To Invest In Technological Improvements

     The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for conveniences, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

System Failure Or Breaches Of Our Network Security Could Subject Us To Increased Operating Costs As Well As Litigation And Other Liabilities

     The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us against damage from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and deter potential customers. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.   PROPERTIES

     Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in a building owned by First Financial Bank, National Association, Abilene. The lease of approximately 3,300 square feet of space expires December 31, 2010. The lease of approximately 1,135 square feet of space expires May 31, 2006. Our subsidiary banks collectively own 39 banking facilities, some of which are detached drive-ins, and also lease five banking facilities and 13 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiary banks' requirements for the foreseeable future.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock, par value $10.00 per share, is traded on the Nasdaq Stock Market under the trading symbol FFIN. See "Item 8-Financial Statements and Supplementary Data-Quarterly Financial Data" for the high, low and closing sales prices as reported by the Nasdaq National Market for our common stock for the periods indicated.

Holders

     As of February 1, 2006, we had approximately 1,575 shareholders of record.

Dividends

     See "Item 8-Financial Statements and Supplementary Data-Quarterly Results of Operations" for the frequency and amount of cash dividends paid by us. Also, see "Item 1 - Business - Supervision and Regulation - Payment of Dividends" and "Item 7 - Management's Discussion and Analysis of the Financial Condition and Results of Operations - Liquidity - Dividends" for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. The amounts related to shares of our common stock have been adjusted to give effect to all stock dividends and stock splits. Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated information required to be disclosed by the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies."


                                                                        Year Ended December 31,
                                               ---------------------------------------------------------------------
                                                   2005          2004          2003           2002           2001
                                               -----------    ----------    ----------     ----------     ----------
                                                           (dollars in thousands, except per share data)
Summary Income Statement Information:
  Interest income                              $   123,944    $   99,973    $   95,285     $  104,286     $  115,874
  Interest expense                                  28,757        16,077        17,131         24,380         44,834
                                               -----------    ----------    ----------     ----------     ----------
  Net interest income                               95,187        83,896        78,154         79,906         71,040
  Provision for loan losses                          1,320         1,633         1,178          2,370          1,964
  Noninterest income                                44,180        38,823        34,109         30,129         28,177
  Noninterest expense                               75,649        66,128        61,154         59,082         55,071
                                               -----------    ----------    ----------     ----------     ----------
  Earnings before income taxes                      62,398        54,958        49,931         48,583         42,182
  Income tax expense                                18,375        15,787        14,626         14,630         12,827
                                               -----------    ----------    ----------     ----------     ----------
  Net earnings                                 $    44,023    $   39,171    $   35,305     $   33,953     $   29,355
                                               ===========    ==========    ==========     ==========     ==========
Per Share Data:
  Net earnings per share, basic                $      2.13    $     1.90    $     1.71     $     1.65     $     1.43
  Net earnings per share, assuming dilution           2.12          1.89          1.70           1.64           1.42
  Cash dividends declared                             1.10          1.00          0.91           0.81           0.70
  Book value at period-end                           13.34         12.84         12.19          11.59          10.40
Earnings performance ratios:
  Return on average assets                            1.80%         1.82%         1.75%          1.78%          1.62%
  Return on average equity                           16.17         15.09         14.40          14.97          14.35

Summary Balance Sheet Data (Period-end):
  Investment securities                        $ 1,046,121    $  854,334    $  910,302     $  772,256     $  721,694
  Loans                                          1,288,604     1,164,223       987,523        964,040        940,131
  Total assets                                   2,733,827     2,315,224     2,092,571      1,993,183      1,929,694
  Deposits                                       2,366,277     1,994,312     1,796,271      1,711,562      1,685,163
  Total liabilities                              2,457,551     2,049,679     1,841,085      1,754,415      1,716,040
  Total shareholders' equity                       276,276       265,545       251,487        238,768        213,654
Asset quality ratios:
  Allowance for loan losses/period-end loans          1.14%         1.19%         1.17%          1.16%          1.13%
  Nonperforming assets/period-end loans plus
     foreclosed assets                                0.33          0.43          0.32           0.44           0.51
  Net charge offs/average loans                       0.10          0.12          0.09           0.19           0.18

Capital ratios:
  Average shareholders' equity/average assets        11.11%        12.08%        12.13%         11.89%         11.29%
  Leverage ratio (1)                                  8.56          9.80         10.60          10.51           9.92
  Tier 1 risk-based capital (2)                      14.17         16.46         18.83          18.42          17.10
  Total risk-based capital (3)                       15.13         17.49         19.83          19.47          18.08
  Dividend payout ratio                              51.55         52.62         53.10          49.13          48.94

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


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Introduction

     As a multi-bank financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges. Our primary source of funding for our loans and investments are deposits held by our subsidiary banks. Our largest expenses are interest on these deposits and salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios, and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

     You should read the following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2005 and 2004, and consolidated statements of earnings for the years 2003 through 2005 in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K. Average share information and earnings per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends, including the four-for-three stock split in the form of a 33% stock dividend effective June 1, 2005.

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

     The following discussion addresses our allowance for loan losses and its provision for loan losses, which we deem to be our most critical accounting policy. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period.

     The allowance for loan losses is an amount we believe will be adequate to absorb inherent estimated losses on existing loans in which full collectibility is unlikely based upon our review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

     Our methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" and includes allowance allocations calculated in accordance with
Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, "Accounting for Contingencies." We have developed a consistent, well-documented loan review methodology that includes allowances assigned to certain classified loans, allowances assigned based upon estimated loss factors and qualitative reserves. The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners.

     Our allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with SFAS 114 based on probable losses on specific loans; (ii) general reserves determined in accordance with SFAS 5 that consider historical loss rates, loan classifications and other factors; and
(iii) a qualitative reserve determined in accordance with SFAS 5 based upon general economic conditions and other qualitative risk factors both internal and external to the Company. We regularly evaluate our allowance for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All nonaccrual loans rated substandard or worse and greater than $50,000 are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, a certain portion of the loan portfolio is assigned a reserve allocation percentage. The reserve allocation percentage is multiplied by the outstanding loan principal balance, less cash secured loans, government guaranteed loans and classified loans to calculate the required general reserve. The general reserve allocation percentages assigned to groups of loans considers historical loss rates, loan classifications and other factors. The qualitative reserves are determined by evaluating such things as current economic conditions and trends, changes in lending staff, policies or procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. The portion of the allowance that is not derived by the general reserve allocation percentages compensate for the uncertainty and complexity in estimating loan losses including factors and conditions that may not be fully reflected in the determination and application of the general reserve allocation percentages.

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

Acquisitions

     On March 4, 2004, we entered into a stock purchase agreement with the principal shareholders of Liberty National Bank, Granbury, Texas. On July 26, 2004 the transaction was completed. Pursuant to the purchase agreement, we paid approximately $12.3 million for all of the outstanding shares of Liberty National Bank. At closing, Liberty National Bank became a direct subsidiary of First Financial Bankshares of Delaware, Inc., our wholly owned Delaware bank holding company and, effective November 1, 2004, it was merged with our wholly owned bank subsidiary, First Financial Bank, National Association, Stephenville. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $7.5 million, of which approximately $359,000 was assigned to an identifiable intangible asset with the balance recorded as goodwill. The primary purpose of the acquisition was to expand the Company's market share in areas with close proximity to Dallas/Ft. Worth, Texas. Factors that contributed to a purchase price resulting in goodwill include Liberty's historic record of earnings, capable management, the Granbury market and its geographic location, which complements the Company's existing service locations.

     On September 7, 2004, we entered into a stock purchase agreement with the shareholders of Southwestern Bancshares, Inc., the parent company of The First National Bank, Glen Rose, Texas. On December 1, 2004, the transaction was completed. Pursuant to the purchase agreement, we paid approximately $13.4 million for all outstanding shares of Southwestern Bancshares, Inc. At closing, Southwestern Bancshares and The First National Bank, Glen Rose, were merged into our wholly-owned bank subsidiary, First Financial Bank, National Association, Stephenville. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $8.7 million, of which approximately $433,000 was assigned to an identifiable intangible asset with the balance recorded as goodwill. The primary purpose of the acquisition was to expand the Company's market share in areas with close proximity to Dallas/Ft. Worth, Texas. Factors that contributed to a purchase price resulting in goodwill include First National Bank, Glen Rose's historic record of earnings, capable management, the growth potential for Glen Rose and its geographic location, which complements the Company's existing service locations.

     On October 25, 2004, we entered into a stock purchase agreement with the shareholders of Clyde Financial Corporation, the parent company of The Peoples State Bank in Clyde, Texas. On February 1, 2005, the transaction was completed. Pursuant to the purchase agreement, we paid approximately $25.4 million for all outstanding shares of Clyde Financial Corporation. At closing, Clyde Financial Corporation and The Peoples State Bank were merged into our wholly owned bank subsidiary, First Financial Bank, National Association, Abilene. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $13.2 million, of which approximately $1.9 million was assigned to an identifiable intangible asset with the balance recorded as goodwill. The primary purpose of the acquisition was to expand the Company's market share near Abilene and along Interstate Highway 20 in West Texas. Factors that contributed to a purchase price resulting in goodwill include Peoples' historic record of earnings, capable management and its geographic location which complements the Company's existing service locations.

     On August 10, 2005, we entered into an agreement and plan of merger with Bridgeport Financial Corporation, the parent company of The First National Bank of Bridgeport, Bridgeport, Texas. On December 1, 2005, the transaction was completed. Pursuant to the agreement, we paid $20.1 million, plus the assumption of $5.5 million in debt and trust preferred securities, for all of the outstanding shares of Bridgeport Financial Corporation. At closing, Bridgeport Financial Corporation was merged into First Financial Bankshares of Delaware, Inc. and the First National Bank of Bridgeport was merged with our wholly owned bank subsidiary, First Financial Bank, National Association, Southlake. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $14.7 million, of which approximately $2.3 million was assigned to an identifiable intangible asset with the balance recorded as goodwill. The primary purpose of the acquisition was to expand the Company's market share near Dallas/Ft. Worth, Texas and along Interstate Highway 35 in North Central Texas. Factors that contributed to a purchase price resulting in goodwill include Bridgeport's historic record of earnings, capable management and its geographic location which complements the Company's existing service locations.

Results of Operations

     Performance Summary. Net earnings for 2005 were $44.0 million, an increase of $4.9 million, or 12.4% over net earnings for 2004 of $39.2 million. Net earnings for 2003 were $35.3 million. The increase in net earnings for 2005 over 2004 was primarily attributable to growth in net interest income and noninterest income, including a gain of $3.9 million, before tax, on the sale of our ownership rights in the PULSE financial network. The increase in net earnings for 2004 over 2003 was also primarily attributable to growth in net interest income and noninterest income.

     On a basic net earnings per share basis, net earnings were $2.13 for 2005 as compared to $1.90 for 2004 and $1.71 for 2003. Return on average assets was 1.80% for 2005 as compared to 1.82% for 2004 and 1.75% for 2003. Return on average equity was 16.17% for 2005 as compared to 15.09% for 2004 and 14.40% for 2003.

     Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $100.0 million in 2005 as compared to $88.9 million in 2004 and $82.3 million in 2003. The increase in 2005 compared to 2004 was the result primarily from the increase in the volume of our earning assets. The increase in 2004 compared to 2003 was the result of improving net interest spreads and increases in volume of earning assets. Average earning assets were $2.229 billion in 2005, as compared to $1.979 billion in 2004 and $1.856 billion in 2003. The 2005 increase in average earning assets is primarily attributable to our acquisitions. The 2004 increase in average earning assets was attributable to our acquisitions and strong loan growth. Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

     Table 1 - Changes in Interest Income and Interest Expense (in thousands):

                                         2005 Compared to 2004            2004 Compared to 2003
                                    ------------------------------    -----------------------------
                                  Change Attributable to            Change Attributable to
                                    ------------------     Total      ------------------     Total
                                    Volume      Rate       Change      Volume     Rate       Change
                                    -------   --------    --------    -------    -------    -------
Short-term investments ..........   $   493   $  1,050    $  1,543    $  (162)   $   111    $   (51)

Taxable investment securities ...     2,104        201       2,305        136       (734)      (598)
Tax-exempt investment securities (1)     96       (337)       (241)     2,484       (238)     2,246
Loans (1) .......................     9,768     10,392      20,160      5,973     (2,052)     3,921
                                    -------   --------    --------    -------    -------    -------
    Interest income .............    12,461     11,306      23,767      8,431     (2,913)     5,518

Interest-bearing deposits .......     2,464      9,066      11,530        551     (2,158)    (1,607)
Short-term borrowings ...........        35      1,115       1,150        298        255        553
                                    -------   --------    --------    -------    -------    -------
    Interest expense ............     2,499     10,181      12,680        849     (1,903)    (1,054)
                                    -------   --------    --------    -------    -------    -------
    Net interest income (expense)   $ 9,962   $  1,125    $ 11,087    $ 7,582    $(1,010)   $ 6,572
                                    =======   ========    ========    =======    =======    =======
______________
(1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.


     The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2003 through 2005. As the prime rate increased from 4.00% to 7.25% in 2004 and 2005, we repriced our earning assets where we were able and raised rates on interest bearing deposits accordingly as the market allowed or required. However due to the flat yield curve and the fact that almost half of our assets are investment securities, our ability to maintain our net interest margin at 2004 levels came under pressure.

     Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

                                            2005                         2004                         2003
                                 -------------------------    -------------------------    ------------------------
                                  Average    Income/ Yield/    Average     Income/ Yield/   Average   Income/  Yield/
                                  Balance    Expense  Rate     Balance     Expense Rate     Balance   Expense  Rate
                                 ---------  --------  ----    ---------    ------  ----    --------- --------  ----
Assets
  Short-term investments.....    $  61,059  $  1,960  3.21%   $  28,032    $  416  1.48%   $  42,643 $    467  1.10%
  Taxable investment securities    742,092    30,849  4.16      691,384    28,545  4.13      688,178   29,143  4.23
  Tax-exempt investment
   securities (1)............      216,787    14,079  6.49      215,268    14,320  6.65      178,541   12,075  6.76
  Loans (1)(2)...............    1,209,095    81,849  6.77    1,044,010    61,690  5.91      946,173   57,768  6.11
                                ----------  --------         ----------   -------         ---------- --------
   Total earning assets......    2,229,033   128,737  5.78    1,978,694   104,971  5.31    1,855,535   99,453  5.36
  Cash and due from banks....      100,718                       86,470                       88,518
  Bank premises and equipment       55,228                       45,722                       41,866
  Other assets...............       26,155                       23,292                       21,825
  Goodwill, net..............       53,148                       26,759                       23,866
  Allowance for loan losses..      (14,437)                     (12,596)                     (11,425)
                                ----------                   ----------                   ----------
   Total assets..............   $2,449,845                   $2,148,341                   $2,020,185
                                ==========                   ==========                   ==========
Liabilities and Shareholders'
  Equity
  Interest-bearing deposits..   $1,563,709  $ 26,892  1.72%  $1,350,992   $15,362  1.14   $1,308,485 $ 16,968  1.30
  Short-term borrowings......
                                    58,162     1,865  3.21       55,636       715  1.29       19,615      163  0.83
                                ----------  --------         ----------   -------         ---------- --------
   Total interest-bearing        1,621,871    28,757  1.77    1,406,628    16,077  1.14    1,328,100   17,131  1.29
                                            --------                      -------                    --------
   liabilities...............
  Noninterest-bearing deposits     537,228                      465,470                      430,747
  Other liabilities..........
                                    18,448                       16,741                       16,210
                                ----------                   ----------                   ----------
   Total liabilities.........    2,177,547                    1,888,839                    1,775,057
Shareholders' equity.........
                                   272,298                      259,502                      245,128
                                ----------                   ----------                   ----------
  Total liabilities and
   shareholders' equity......   $2,449,845                   $2,148,341                   $2,020,185
                                ==========                   ==========                   ==========
Net interest income..........               $ 99,980                      $88,894                    $ 82,322
                                            ========                      =======                    ========
Rate Analysis:
  Interest income/earning
  assets.....................                         5.78%                        5.31%                       5.36%
  Interest expense/earning
  assets.....................                         1.29                         0.82                        0.92
                                                      ----                         ----                        ----
   Net yield on earning assets                        4.49%                        4.49%                       4.44%
                                                      ====                         ====                        ====
_______________
(1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)  Nonaccrual loans are included in loans.


     Noninterest Income. Noninterest income for 2005 was $44.2 million, an increase of $5.4 million, or 13.8%, as compared to 2004. The increase is primarily attributable to an increase in (1) service charges on deposits of $951 thousand as a result of our enhanced overdraft protection product, begun in the second quarter of 2004, (2) gain on sale of PULSE ownership rights of $3.9 million, (3) an increase of $694 thousand in trust fees and (4) an increase of $1.1 million in ATM and credit card fees primarily as a result of increased use of debit cards. These increases were partially offset by (1) a $790 thousand decrease in gain on sale of student loans and (2) a decrease of $241 thousand in printed check income. The decline in student loan gain was due to the sale of fewer loans, $61 million in 2005 as compared $80 million in 2004.

     Noninterest income for 2004 was $38.8 million, an increase of $4.7 million, or 13.8%, as compared to 2003. The increase was primarily attributable to an increase in (1) service charges on deposits of $4.7 million as a result of our enhanced overdraft protection product, (2) gain on sale of student loans of $696 thousand resulting from sales of $80 million in student loans in 2004 versus $70 million in 2003 and (3) securities gains of $363 thousand from sales of securities to provide necessary liquidity for our acquisitions. These increases were partially offset by (1) a $941 thousand decrease in mortgage origination fees as rates rose and refinancing activity significantly declined and (2) nonrecurring other real estate sales in 2003.

     Table 3 provides comparisons for other categories of noninterest income.


     Table 3 - Noninterest Income (in thousands):


                                                             Increase               Increase
                                                     2005   (Decrease)    2004     (Decrease)    2003
                                                   -------   -------    --------    -------    -------
Trust fees .....................................   $ 7,068   $   694    $  6,374    $   356    $ 6,018
Service fees on deposit accounts ...............    21,381       951      20,430      4,683     15,747
Real estate mortgage fees ......................     2,081        99       1,982       (941)     2,923
Net gain on sale of student loans ..............     1,802      (790)      2,592        696      1,896
ATM and credit card fees .......................     4,961     1,053       3,908        372      3,536
Net gain on securities transactions ............       235      (153)        388        363         25
Gain on sale of PULSE ownership rights .........     3,895     3,985          --         --         --
  Other:
  Net gain on foreclosed assets ................        60      (112)        172       (571)       743
  Check printing fees ..........................       654      (241)        895        (16)       911
  Safe deposit rental fees .....................       419        24         395         (1)       396
  Exchange fees ................................       214        25         189          5        184
  Credit life fees .............................        84       (54)        138          8        130
  Data processing fees .........................       192        (2)        194        (55)       249
  Brokerage commissions ........................       227      (116)        343         32        311
  Interest on loan recoveries ..................       235       121         (55)
                                                                                        114        169
  Miscellaneous income .........................       672       (37)        709       (162)       871
                                                   -------   -------    --------    -------    -------
     Total other ...............................     2,757      (392)      3,149       (815)     3,964
                                                   -------   -------    --------    -------    -------
  Total Noninterest Income .....................   $44,180   $ 5,357    $ 38,823    $ 4,714    $34,109
                                                   =======   =======    ========    =======    =======

     Noninterest Expense. Total noninterest expense for 2005 was $75.6 million, an increase of $9.5 million, or 14.4%, as compared to 2004. Noninterest expense for 2004 amounted to $66.1 million, an increase of $5.0 million or 8.1% as compared to 2003. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2005 was 52.48% compared to 51.78% for 2004, and 52.52% for 2003. This increase in 2005 is primarily a result of our recent acquisitions of less efficient banks, resulting in increased operating and integration costs.

     Salaries and employee benefits for 2005 totaled $40.3 million, an increase of $4.8 million, or 13.5%, as compared to 2004. Salaries for 2005 were up $5.4 million with the increase attributable to normal pay increases and a higher number of full time equivalent employees due to our acquisitions. Medical and other benefits decreased $311 thousand in 2005 from 2004 due primarily to favorable claims experience in the Company's self insured health plan. Profit sharing expense for 2005 decreased $665 thousand, due to a lower overall percentage increase in net income for 2005 compared to 2004. No profit sharing was calculated on the PULSE gain.

     Net occupancy expense for 2005 was up $847 thousand from the prior year, principally due to higher utility costs, which reflect the current energy market, higher real estate taxes and our acquisitions. Equipment expense was up $658 thousand in 2005 over 2004 due to increased equipment depreciation expense as a result of our continued investment in our technology infrastructure and our acquisitions. Intangible asset amortization resulting from the core deposit intangibles related to our acquisitions increased $518 thousand. Our ATM expenses were $534 thousand more in 2005 than in 2004, primarily due to increased debit card usage by our customers, as seen in the increase in income above. Other professional fees in 2005 were $420 thousand more than in 2004, principally due to costs associated with our internet banking products and information technology consulting. Telephone expense was $203 thousand more in 2005 than in 2004 as a result of upgrading our voice and data network infrastructure. Operational losses were $181 thousand more in 2005 than in 2004; this increase is attributable to the increase in charge offs in our enhanced overdraft product, which was also largely responsible for the $951 million increase in service fees on deposit accounts noted above.

     During 2005, the Company incurred conversion costs totaling approximately $600 thousand related to the Clyde and Bridgeport acquisitions. Such amounts in 2004 for the Granbury and Glen Rose acquisition totaled approximately $210 thousand and were less due to the size and number of branches acquired. In addition, in December 2004 and carrying through October 2005, we added branches in Willow Park, Midlothian, Granbury, an in-store branch in Abilene and a limited-service branch in a retirement center in Abilene that combined had a negative impact on 2005 earnings due to start-up costs and relatively high overhead for the initial volume of business.

     Salaries and employee benefits for 2004 totaled $35.5 million, an increase of $2.2 million, or 6.5%, as compared to 2003. Salaries for 2004 were up $1.6 million with the increase attributable to normal pay increases and a higher number of full time equivalent employees due to our acquisitions. Medical and other benefits decreased $190 thousand in 2004 from 2003 due primarily to lower claims experience in the Company's self insured health plan. Profit sharing expense for 2004 increased $1.3 million, due to the overall percentage increase in net income for 2004 over 2003. Pension expense was $1.3 million less in 2004 than in 2003 as a result of our freezing the pension plan effective January 1, 2004, whereby no additional service costs will accrue in the future (unless the plan is reinstated). This decrease in partially offset by the cost of our matching of employee deferrals into our 401(k) plan, which amounted to $708 thousand in 2004. Effective January 1, 2004, we began matching a maximum of 4% on employee deferrals of 5% of their compensation.

     Net occupancy expense for 2004 was up $255 thousand from the prior year, principally due to higher utility costs, which reflect the current energy market and higher real estate taxes. Equipment expense was up $664 thousand in 2004 over 2003 due to increased equipment depreciation expense as a result of our continued investment in our technology infrastructure and our expansion.
Intangible asset amortization resulting from the core deposit intangibles related to our acquisitions increased by $27 thousand in connection with the acquisitions by our Stephenville subsidiary. Data processing and operations fees decreased $635 thousand due to our terminating a third party data processing contract for item processing services for our eastern banks and bringing those services in house as a part of our technology company. Costs associated with these services are included in salaries and employee benefits and equipment expense in 2004. Our ATM expenses were $262 thousand more in 2004 than in 2003, primarily due to increased debit card usage by our customers. Other professional fees in 2004 were $500 thousand more than in 2003, principally due to costs associated with our enhanced overdraft protection products and information technology consulting. Telephone expense was $137 thousand more in 2004 than in 2003 as a result of upgrading our voice and data network infrastructure. Operational losses were $604 thousand more in 2004 than in 2003; this increase is attributable to the increase in charge offs in our enhanced overdraft product, which was also largely responsible for the $4.7 million increase in service fees on deposit accounts noted above.

     Table 4 - Noninterest Expense (in thousands):


                                                                    Increase                    Increase
                                                        2005       (Decrease)      2004        (Decrease)      2003
                                                      --------       -------     --------        -------     --------
Salaries.....................................         $ 32,388       $ 5,353     $ 27,035        $ 1,563     $ 25,472
Medical and other benefits...................            2,484         (311)        2,795          (190)        2,985
Profit sharing...............................            2,072         (665)        2,737          1,264        1,473
Pension......................................               12          (80)           92        (1,277)        1,369
401(k) match expense.........................              868           160          708            708            -
Payroll taxes................................            2,493           331        2,162            112        2,050
                                                      --------       -------     --------        -------     --------
  Total salaries and employee benefits.......           40,317         4,788       35,529          2,180       33,349

Net occupancy expense........................            5,043           847        4,196            255        3,941
Equipment expense............................            6,191           658        5,533            664        4,869
Intangible amortization......................              680           518          162             27          135

Other:
  Data processing and operation fees.........              338          (67)          405          (635)        1,040
  Postage....................................            1,243            83        1,160             42        1,118
  Printing, stationery and supplies..........            1,988           272        1,716              5        1,711
  Advertising................................            1,453           186        1,267             81        1,186
  Correspondent bank service charges.........            1,438         (139)        1,577             76        1,501
  ATM expense................................            2,311           534        1,777            262        1,515
  Credit card fees...........................              597            67          530             24          506
  Telephone..................................            1,223           203        1,020            137          883
  Public relations and business development..            1,105           226          879             87          792
  Directors' fees............................              645            37          608             12          596
  Audit and accounting fees..................            1,334           266        1,068            178          890
  Legal fees.................................              411          (23)          434              8          426
  Professional and service fees..............            2,056           420        1,636            500        1,136
  Regulatory exam fees.......................              672            83          589             54          535
  Travel.....................................              478           116          362             64          298
  Courier expense............................              799            62          737           (66)          803
  Operational and other losses...............            1,327           181        1,146            604          542
  Other miscellaneous expense................            4,000           203        3,797            415        3,382
                                                      --------       -------     --------        -------     --------
     Total other.............................           23,418         2,710       20,708          1,848       18,860
                                                      --------       -------     --------        -------     --------
Total Noninterest Expense....................         $ 75,649       $ 9,521     $ 66,128        $ 4,974     $ 61,154
                                                      ========       =======     ========        =======     ========


     Income Taxes. Income tax expense was $18.4 million for 2005 as compared to $15.8 million for 2004 and $14.6 million for 2003. Our effective tax rates on pretax income were 29.4%, 28.7% and 29.3%, respectively, for the years 2005, 2004 and 2003. The increase in the effective rate from 2004 to 2005 was primarily due to less tax exempt investment and loan income as a percentage of total income. The decrease in the effective tax rates from 2003 to 2004 was a result of an increase in interest earned on tax exempt securities and the deductibility of dividends paid to our employee stock ownership plan implemented effective July 1, 2003.

Balance Sheet Review

     Loans. Our portfolio is comprised of loans made to businesses, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate mortgage loans. As of December 31, 2005, total loans were $1,288.6 million, an increase of $124.4 million, as compared to December 31, 2004. The increase is substantially all from our Clyde and Bridgeport acquisitions. Increased competition in our markets has had a negative impact on our ability to grow our loan portfolio. As compared to year-end 2004, real estate loans increased $80.0 million and commercial, financial and agriculture loans increased $25.0 million. Consumer loans as of year-end 2005 increased $19.4 million as compared to 2004. Loans averaged $1,209.1 million during 2005, an increase of $165.1 million over the prior year average.

     Table 5 - Composition of Loans (in thousands):


                                                                          December 31,
                                              -----------------------------------------------------------------
                                                   2005         2004        2003           2002          2001
                                              ------------  -----------  ---------      ---------     ---------
Commercial, financial and agricultural.....   $    410,191  $   385,193  $ 333,840      $ 311,743     $ 312,053
Real estate - construction.................        112,892      107,148     77,834         50,911        47,173
Real estate - mortgage.....................        568,793      494,524    385,770        375,256       350,382
Consumer, net of unearned income...........        196,728      177,358    190,079        226,130       230,523
                                              ------------  -----------  ---------      ---------     ---------
                                              $  1,288,604  $ 1,164,223  $ 987,523      $ 964,040     $ 940,131
                                              ============  ===========  =========      =========     =========

     Table 6 - Maturity Distribution and Interest Sensitivity of Loans at
               December 31, 2005 (in thousands):

     The following tables summarize maturity and yield information for the commercial, financial, and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2005:


                                                              After One
                                                                Year
                                            One Year           Through           After Five
                                            or less           Five Years           Years               Total
                                           ----------        -----------        ------------        ----------
Commercial, financial, and agricultural    $  249,477        $   124,736        $     35,978        $  410,191
Real estate - construction...........          67,468             27,644              17,780           112,892
                                           ----------        -----------        ------------        ----------
                                           $  316,945        $   152,380        $     53,758        $  523,083
                                           ==========        ===========        ============        ==========


                                                              Maturities
                                                            After One Year
                                                             ------------
     Loans with fixed interest rates....................     $    101,304
     Loans with floating or adjustable interest rates...          104,834
                                                             ------------
                                                             $    206,138
                                                             ============


     Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which consist of nonperforming loans and foreclosed assets, were $4.2 million at December 31, 2005, as compared to $5.0 million at December 31, 2004 and $3.2 million at December 31, 2003. As a percent of loans and foreclosed assets, nonperforming assets were 0.33% at December 31, 2005, as compared to 0.43% at December 31, 2004 and 0.32% at December 31, 2003. The decrease in nonperforming assets is primarily due to collection of several of our previously nonperforming assets. We consider the level of nonperforming assets to be manageable and are not aware of any material classified credit not properly disclosed as nonperforming at December 31, 2005.

Table 7 - Nonperforming Assets (in thousands, except percentages):


                                                                              At December 31,
                                                       --------------------------------------------------------------
                                                         2005          2004        2003        2002           2001
                                                       -------       -------     --------   ----------     ----------
Nonaccrual loans.............................          $ 3,524       $ 4,142     $  1,690   $    3,716     $    3,727
Loans still accruing and past due 90 days or more           15           120           61           14             66
Restructured loans...........................                -             -            -            -              -
                                                       -------       -------     --------   ----------     ----------
     Nonperforming loans.....................            3,539         4,262        1,751        3,730          3,793
Foreclosed assets............................              705           779        1,420          536          1,031
                                                       -------       -------     --------   ----------     ----------
     Total nonperforming assets..............          $ 4,244       $ 5,041     $  3,171   $    4,266     $    4,824
                                                       =======       =======     ========   ==========     ==========
As a % of loans and foreclosed assets........            0.33%         0.43%        0.32%        0.44%          0.51%


     We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are doubtful, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $62,000, $127,000 and $46,000 during the years ended December 31, 2005, 2004, and 2003, respectively. For the year ended December 31, 2005, there were no cash interest payments received and recorded as interest income. For the years ended December 31, 2004 and 2003, approximately $1,000 and $4,000, respectively, represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2005, 2004, and 2003, respectively, such income would have approximated $163,000, $320,000 and $207,000.

     Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to provide for losses on loans that we deem are uncollectible. We determine the allowance and the required provision expense by reviewing general loss experiences and the performances of specific credits. The provision for loan losses was $1.3 million for 2005 as compared to $1.6 million for 2004 and $1.2 million for 2003. The decrease in 2005 over 2004 in our provision was due to favorable collection activities and less loan growth than 2004. As a percent of average loans, net loan charge-offs were 0.10% during 2005, 0.12% during 2004 and 0.09% during 2003. The allowance for loan losses as a percent of loans was 1.14% as of December 31, 2005, as compared to 1.19% as of December 31, 2004. A key indicator of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans, which consist of nonaccrual loans, loans past due 90 days, and restructured loans. This ratio for the past five years is disclosed in Table 8. Table 9 provides an allocation of the allowance for loan losses based on loan type and the percent of total loans that each major loan type represents. Other than the loan types presented in Table 9, we had no loan concentration at December 31, 2005 that represented more than 10% of total loans.

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

     Table 8 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):


                                                         2005         2004          2003        2002          2001
                                                      ----------   ----------    ---------   ---------     ---------
Balance at January 1,..............................   $   13,837   $   11,576    $  11,219   $  10,602     $   9,888
Allowance established from purchase acquisitions...          793        1,858            -           -           407
                                                      ----------   ----------    ---------   ---------     ---------
                                                          14,630       13,434       11,219      10,602        10,295
Charge-offs:
  Commercial, financial and agricultural...........          867          873          990       1,116         1,094
  Consumer.........................................        1,088        1,075        1,186       1,471         1,498
  All other........................................            2           41            1           -            33
                                                      ----------   ----------    ---------   ---------     ---------
Total charge-offs..................................        1,957        1,989        2,177       2,587         2,625

Recoveries:
  Commercial, financial and agricultural...........          213          342          867         288           269
  Consumer.........................................          507          402          482         535           688
  All other........................................            6           15            7          11            11
                                                      ----------   ----------    ---------   ---------     ---------
Total recoveries...................................          726          759        1,356         834           968
                                                      ----------   ----------    ---------   ---------     ---------

Net charge-offs....................................        1,231        1,230          821       1,753         1,657

Provision for loan losses..........................        1,320        1,633        1,178       2,370         1,964
                                                      ----------   ----------    ---------   ---------     ---------
Balance at December 31,............................   $   14,719   $   13,837    $  11,576   $  11,219     $  10,602
                                                      ==========   ==========    =========   =========     =========

Loans at year-end..................................   $1,288,604   $1,164,223    $ 987,523   $ 964,040     $ 940,131
Average loans......................................    1,209,095    1,044,010      946,173     942,101       897,616

Net charge-offs/average loans......................        0.10%        0.12%        0.09%       0.19%         0.18%
Allowance for loan losses/year-end loans...........        1.14         1.19         1.17        1.16          1.13
Allowance for loan losses/nonperforming loans......      415.91       324.67       661.10      300.78        279.51


Table 9 - Allocation of Allowance for Loan Losses (in thousands):


                                                        2005         2004          2003       2002           2001
                                                     ---------     --------      --------   ---------      ---------
                                                     Allocation  Allocation     Allocation  Allocation     Allocation
                                                       Amount       Amount        Amount      Amount         Amount
                                                     ---------     --------      --------   ---------      ---------
Commercial, financial and agricultural........       $   5,962     $  6,293      $  5,293   $   3,628      $   4,966
Real estate - construction....................             855          922           669         592            415
Real estate - mortgage........................           6,572        4,636         3,754       4,368          2,710
Consumer......................................           1,330        1,986         1,860       2,631          2,511
                                                     ---------     --------      --------   ---------      ---------
    Total.....................................       $  14,719     $ 13,837      $ 11,576   $  11,219      $  10,602
                                                     =========     ========      ========   =========      =========


     Percent of Total Loans:
                                                              2005         2004        2003        2002        2001
                                                             ------       ------      ------      ------      ------
Commercial, financial and agricultural................       31.83%       33.09%      33.81%      32.34%      33.19%
Real estate - construction............................        8.76         9.20        7.88        5.28        5.02
Real estate - mortgage................................       44.14        42.48       39.06       38.93       37.27
Consumer, net of unearned income......................       15.27        15.23       19.25       23.45       24.52


     Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming asset table. Also included in classified loans are certain other loans that are deemed to be potential problems. Potential problem loans are those loans that are currently performing but for which known information about trends or uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $842 thousand as of December 31, 2005.

     Investment Securities. Investment securities totaled $1.046 billion as of December 31, 2005, as compared to $854.3 million at December 31, 2004 and $910.3 million at December 31, 2003. At December 31, 2005, securities with an amortized cost of $53.2 million were classified as securities held-to-maturity and securities with a market value of $993.0 million were classified as securities available-for-sale. As compared to December 31, 2004, the overall portfolio at December 31, 2005, reflected (1) an increase of $72.8 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies; (2) an increase of $11.5 million in obligations of states and political subdivisions; (3) a $27.8 million increase in corporate bonds and other securities; and (4) a $79.7 million increase in mortgage-backed securities. These increases were due to our acquisitions and our investing our funds to supplement our lower loan demand. As compared to December 31, 2003, the portfolio at December 31, 2004 reflected (1) a decrease of $14.8 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies; (2) a decrease of $6.8 million in obligations of states and political subdivisions; (3) a $12.0 million decrease in corporate bonds and other securities; and (4) a $22.4 million decrease in mortgage-backed securities. The overall portfolio yield of 4.70 % at the end of 2005 was down slightly from the prior year-end yield of 4.73% due to lower average interest rates offset by somewhat higher rates earned on securities held by our acquired banks. We did not hold any high risk collateralized mortgage obligations or structured notes as of December 31, 2005. See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2005 and 2004.


     Table 10 - Composition of Investment Securities (dollars in thousands):


                                                                At December 31,
                             --------------------------------------------------------------------------------------
                                        2005                          2004                          2003
                             --------------------------     -------------------------     -------------------------
                              Amortized                     Amortized                     Amortized
    Held-to-Maturity:           Cost        Fair Value        Cost         Fair Value       Cost        Fair Value
    -----------------        -----------   ------------     ----------     ----------     ----------     ----------
U.S. Treasury securities
   and obligations of
   U.S. government
   sponsored-enterprises
   and agencies...........   $    21,749    $    21,814     $   52,387     $   53,580     $   78,224     $   82,405
Obligations of states and
   political subdivisions.        27,991         29,175         32,739         34,719         43,325         45,885
Corporate bonds...........           503            507            504            523            503            545
Mortgage-backed securities         2,919          2,981          4,436          4,648          9,274          9,759
Other securities..........             -              -              -              -              -              -
                             -----------   ------------     ----------     ----------     ----------     ----------
                             $    53,162   $     54,477     $   90,066     $   93,470     $  131,326     $  138,594
                             -----------   ------------     ----------     ----------     ----------     ----------
   Available-for-Sale:
   -------------------
U.S. Treasury securities
   and obligations of
   U.S. government
   sponsored-enterprises
   and agencies...........    $  379,440    $   373,529     $  270,429     $  270,079     $  253,515     $  259,000
Obligations of states and
   political subdivisions.       200,997        203,997        181,453        187,728        178,287        183,904
Corporate bonds...........        53,774         53,521         22,135         22,635         36,103         37,798
Mortgage-backed securities       361,269        355,072        274,044        273,888        291,809        291,481
Other securities..........         6,840          6,840          9,882          9,937          6,720          6,793
                             -----------   ------------     ----------     ----------     ----------     ----------
                               1,002,320        992,959        757,943        764,267        766,434        778,976
                             -----------   ------------     ----------     ----------     ----------     ----------

                             $ 1,055,482   $  1,047,436     $  848,009     $  857,737     $  897,760     $  917,570
                             ===========   ============     ==========     ==========     ==========     ==========


     Table 11 - Maturities  and Yields of Investment  Securities  Held at
                December 31, 2005 (in  thousands,  except percentages):

                                                                         Maturing
                               ----------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                   One Year          Through          Through            After
                                   or Less         Five Years        Ten Years         Ten Years           Total
                               ---------------   ---------------  ---------------   ---------------- ------------------
Held-to-Maturity:               Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield   Amount      Yield
-----------------              --------  -----   --------  -----  --------  -----   --------  -----  --------     -----
Obligations of U.S.
government
   sponsored-enterprises and
     agencies..............    $ 21,749  5.37%          -      -         -      -          -      -  $ 21,749     5.37%
Obligations of states and
   political subdivisions..       3,306  6.38%   $ 18,236  7.30%  $  5,918  7.04%   $    531  6.98%    27,991     7.13%
Corporate bonds and other
   securities..............         500  6.17%          -      -         -      -          3  0.00%       503     6.12%
Mortgage-backed securities.         111  6.47%      2,350  6.02%       458  4.62%          -      -     2,919     5.82%
                               --------  -----   --------  -----  --------  -----   --------  -----  --------     -----
   Total...................    $ 25,666  5.52%   $ 20,586  7.15%  $  6,376  6.87%    $   534  6.93%  $ 53,162     6.33%
                               ========          ========         ========          ========         ========


                                                                         Maturing
                               ----------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                   One Year          Through          Through            After
                                   or Less         Five Years        Ten Years         Ten Years           Total
                               ---------------   ---------------  ---------------   ---------------- ------------------
Available-for-Sale:             Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield   Amount      Yield
-------------------            --------  -----   --------  -----  --------  -----   --------  -----  --------     -----
U.S. Treasury obligations..    $    986  3.03%          -      -         -      -          -      -  $    986     3.03%
Obligations of U.S.
government
   sponsored-enterprises and
     agencies..............      90,669  4.31%   $281,874  3.68%         -      -          -      -   372,543     3.83%
Obligations of states and
   political subdivisions..       4,772  3.47%     58,703  6.71%  $ 77,113  6.37%   $ 63,409  5.77%   203,997     6.22%
Corporate bonds and other
   securities..............      11,632  4.49%     41,893  4.80%         -     -       6,836  4.58%    60,361     4.71%
Mortgage-backed
securities.................      49,576  4.22%    243,623  4.45%    61,847  4.93%         26  4.25%   355,072     4.50%
                               --------  -----   --------  -----  --------  -----   --------  -----  --------     -----
   Total...................    $157,635  4.26%   $626,093  4.32%  $138,960  5.73%   $ 70,271  5.66%  $992,959     4.61%
                               ========          ========         ========          ========         ========



                                                                         Maturing
                               ----------------------------------------------------------------------------------------
                                                 After One Year   After Five Years
                                   One Year          Through          Through            After
                                   or Less         Five Years        Ten Years         Ten Years           Total
                               ---------------   ---------------  ---------------   ---------------- ------------------
Total Investment Securities:    Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield    Amount     Yield
----------------------------   --------  -----   --------  -----  --------  -----   --------  -----  ----------   -----
U.S. Treasury obligations..    $    986  3.03%          -      -         -      -          -      -  $      986   3.03%
Obligations of U.S.
government
   sponsored-enterprises and
     agencies..............     112,418  4.52%    281,874  3.68%         -      -          -      -     394,292   3.92%
Obligations of states and
   political subdivisions..       8,078  4.66%     76,939  6.85%  $ 83,031  6.42%   $ 63,940  5.78%     231,988   6.33%
Corporate bonds and other
   securities..............      12,132  4.56%     41,893  4.80%         -     -       6,839  4.57%      60,864   4.72%
Mortgage-backed
securities.................      49,687  4.22%    245,973  4.47%    62,305  4.92%         26  4.25%     357,991   4.51%
                               --------  -----   --------  -----  --------  -----   --------  -----  ----------   -----
     Total.................    $183,301  4.44%   $646,679  4.41%  $145,336  5.78%   $ 70,805  5.67%  $1,046,121   4.70%
                               ========          ========         ========          ========         ==========


All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages.

Table 12 - Disclosure of Investment Securities with Continuous Unrealized Loss

     The following table discloses, as of December 31, 2005, our investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):


                                   Less than 12 Months 12 Months or Longer       Total
                                   -----------------   -----------------   ------------------
                                     Fair  Unrealized   Fair   Unrealized    Fair   Unrealized
                                     Value     Loss     Value      Loss      Value      Loss
                                   --------   ------   --------   ------   --------   -------
U. S. Treasury securities  and
  obligations of U.S. government
  sponsored-enterprises
  and agencies .................   $135,865   $1,470   $153,276   $4,536   $289,141   $ 6,006
Obligations of state and
  political subdivisions .......     42,665      493     28,479    1,072     71,144     1,565
Mortgage-backed securities .....    231,215    2,636    101,289    3,634    332,504     6,270

Corporate and other securities .     34,583      326       --       --       34,583       326
                                   --------   ------   --------   ------   --------   -------
   Total .......................   $444,328   $4,925   $283,044   $9,242   $727,372   $14,167
                                   ========   ======   ========   ======   ========   =======


     The number of investment  positions in this unrealized loss position totals
752. We do not believe these unrealized losses are "other than temporary" as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, (2) it is not probable that we will be unable to collect the amounts contractually due and (3) no decision to dispose of the investments was made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising short-term and intermediate interest rates at December 31, 2005. The duration of these investments is less than 5 years for all securities other than the municipal bonds, which is less than 15 years. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

     Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $2.366 billion as of December 31, 2005, as compared to $1.994 billion as of December 31, 2004 and $1.796 billion as of December 31, 2003. Table 13 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more.

     Table 13 - Composition  of Average  Deposits and  Remaining  Maturity of
                Time Deposits of $100,000 or More (in thousands, except percentages):


                                                2005                         2004                       2003
                                      ------------------------    -------------------------  ------------------------
                                       Average          Average     Average          Average  Average          Average
                                       Balance           Rate       Balance           Rate    Balance           Rate
                                      ----------         -----    ----------          -----  ----------         -----
Noninterest-bearing deposits....      $  537,228             -    $  465,470              -  $  430,747             -
Interest-bearing deposits
   Interest-bearing checking....         497,743         1.10%       373,733          0.48%     306,259         0.38%
   Savings and money market
     accounts...................         414,307         1.03        424,011          0.74      434,574         0.79

   Time deposits under $100,000.         363,384         2.75        322,809          1.83      340,384         2.20
   Time deposits of $100,000 or
     more.......................         288,275         2.53        230,439          1.95      227,268         2.15
                                      ----------         -----    ----------          -----  ----------         -----
   Total interest-bearing deposits     1,563,709         1.72%     1,350,992          1.14%   1,308,485         1.30%
                                      ----------         =====    ----------          =====  ----------         =====
Total average deposits..........      $2,100,937                  $1,816,462                 $1,739,232
                                      ==========                  ==========                 ==========

                                                             December 31, 2005
                                                             -----------------
     Three months or less...............................         $ 113,842
     Over three through six months......................            97,104
     Over six through twelve months.....................            76,049
     Over twelve months.................................            43,608
                                                                 ---------
       Total time deposits of $100,000 or more..........         $ 330,603
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

     By way of background, total shareholders' equity was $276.3 million, or 10.1% of total assets, at December 31, 2005, as compared to $265.5 million, or 11.47% of total assets, at December 31, 2004. During 2005, total shareholders' equity averaged $272.3 million, or 11.1% of average assets, as compared to $259.5 million, or 12.08% of average assets, during 2004.

     Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders' equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of December 31, 2005, our total risk-based and leverage ratios were 14.17% and 8.6%, respectively, as compared to total risk-based and leverage ratios of 17.49% and 9.80% as of December 31, 2004. The decline in these ratios is due to the regulatory treatment for intangible assets from our Clyde and Bridgeport bank acquisitions in 2005. We believe by all measurements our capital ratios remain well above regulatory minimums.

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

     Each of our subsidiary banks has an asset liability committee that monitors interest rate risk and compliance with investment policies; there is also a holding company-wide committee that monitors the aggregate company's interest rate risk and compliance with investment policies. Each subsidiary bank tracks interest rate risk by, among other things, interest-sensitivity gap and simulation analysis. Table 14 sets forth the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2005, and sets forth the repricing dates of our consolidated interest-earning assets and interest-bearing liabilities as of that date, as well as our projected consolidated interest rate sensitivity gap percentages for the periods presented. The table is based on our estimates and assumptions as to when assets and liabilities will reprice in a changing interest rate environment. Assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not, and cannot, necessarily indicate the actual future impact of general interest rate movements on our consolidated net interest income.

     Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.

Table 14 - Interest Sensitivity Analysis (in thousands, except percentages):


                                                                                                          December 31,
                                                                                                              2005
                                                                                                           Estimated
                              2006       2007       2008       2009       2010      Beyond      Total      Fair Value
                           ---------- ---------- ----------  ---------  ---------  --------- ----------    ----------
Loans:
Fixed rate loans......     $  148,189 $   70,680 $   99,865  $ 103,455  $  88,009  $  93,156  $ 603,354    $  602,120
   Average interest rate         6.99%      7.34%      6.91%      6.35%      6.91%      6.92%      6.89%
  Adjustable rate loans       611,400     16,726     23,118     20,966     12,461        580    685,250       685,250
   Average interest rate         7.55%      6.22%      6.41%      5.94%      7.15%      7.00%      7.08%
Investment securities:
  Fixed rate securities       183,301    198,140    189,410    134,715    124,413    216,141  1,046,121     1,047,436
   Average interest rate         4.40%      4.05%      4.14%      4.98%      4.87%      5.74%      4.70%
   Adjustable rate
    securities..........
   Average interest rate
Other earning assets:                                                                                         121,745
  Adjustable rate other       121,745          -          -          -          -          -    121,745
   Average interest rate         3.99%         -          -          -          -          -       3.99%
                           ---------- ---------- ----------  ---------  ---------  --------- ----------    ----------
 Total interest sensitive   1,064,635    285,546    312,393    259,136    224,883    309,877  2,456,470     2,456,551
assets................
   Average interest rate        6.52%      4.99%      5.19%      5.60%      5.80%      6.10%      5.87%

Interest-bearing
Deposits:
  Fixed rate deposits.        602,419     69,139     12,302     14,070     10,915        191    709,036       706,788
   Average interest rate         3.13%      3.61%      3.55%      4.10%      4.26%      2.37%      3.22%
          Adjustable rate   1,028,992     4,854         195         38          7          -  1,034,086     1,034,086
deposits..............
   Average interest rate         1.30%      3.93%      5.17%      1.25%      1.25%         -       1.31%
Other interest-bearing
  liabilities:
  Adjustable rate other        74,239          -          -          -          -          -     74,239        74,239
   Average interest rate         3.96%         -          -          -          -          -       3.96%
                           ---------- ---------- ----------  ---------  ---------  --------- ----------    ----------
Total interest sensitive
  liabilities.........     $1,705,650 $   73,993 $   12,497  $  14,108  $  10,922  $     191 $1,817,361    $1,815,113
   Average interest rate         2.06%      3.63%      3.58%      4.10%      4.26%      2.37%      2.16%

Interest sensitivity gap   $ (641,015)$  211,553 $  299,896  $ 245,028  $ 213,961  $ 309,686 $  639,109
Cumulative interest
  sensitivity gap.....       (641,015)  (429,462)  (129,566)   115,462    329,423    639,109
Ratio of interest
  sensitive assets to
  interest sensitive
  liabilities.........          62.42%
Cumulative ratio of
  interest sensitive
  assets to interest
  sensitive liabilities         62.42%     75.87%     92.77%    106.39%    118.13%    135.17%
Cumulative interest
  sensitivity gap as a
  percent of earning
  assets..............         (26.09)%   (17.48)%    (5.27)%     4.70%     13.41%     26.02%


     As of December 31, 2004, our 2005 interest-sensitivity gap was $482.1 million and our 2005 ratio of interest sensitive assets to interest sensitive liabilities was 65.94%.

     We estimate that, as of December 31, 2005, an upward shift of interest rates by 150 basis points would result in a 2.7% increase in projected net interest income over the next twelve months, and a downward shift of interest rates by 150 basis points would result in a 5.4% reduction in projected net interest income over the next twelve months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. We also believe that it is unlikely that such changes would occur in a short time period. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Liquidity

     Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 15 and 16. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $74.2 million at December 31, 2005, and an unfunded $50.0 million line of credit established with a nonaffiliated bank which matures on December 31, 2006.

     On December 31, 2005, we renewed our loan agreement with The Frost National Bank, pursuant to which the Company is permitted to draw up to $50.0 million on a revolving line of credit. Interest is paid quarterly at LIBOR plus 100 basis points. If a balance exists at December 31, 2006, the principal balance coverts to a term facility payable quarterly over five years. The line of credit is unsecured for an outstanding balance up to $25.0 million and secured by the stock of a subsidiary bank should the balance exceed $25.0 million. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, that among others, restrict the payment of dividends above 55% of consolidated net income, limit the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibit the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003. There was no outstanding balance under the line of credit as of December 31, 2005 or 2004. On December 2, 2005, we borrowed $1.5 million in connection with our acquisition of Bridgeport Financial Corporation. The amount was repaid in full on December 30, 2005.

     Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.

     In addition, we anticipate that any future acquisition of financial institutions and expansion of branch locations could also place a demand on our cash resources. Available cash at our parent company, which totaled $8.0 million at December 31, 2005, available dividends from subsidiary banks which totaled $17.1 million at December 31, 2005, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.
                           -
     Table 15 - Contractual Obligations As of December 31, 2005 (in thousands):

                                                                   Payment Due by Period
                                             -------------------------------------------------------------------
                                                              Less than 1                                Over 5
                                          Total Amounts          year         1-3 years     4-5 years     years
                                             --------          --------        --------      --------    -------
Deposits with stated maturity dates...       $728,589          $616,879        $ 86,490      $ 25,029    $   191
Operating Leases......................          1,475               564             662           241          8
Outsourcing Service Contracts.........          2,265               915             720           630          -
Long Term Debt........................          4,000                 -               -             -      4,000
                                             --------          --------        --------      --------    -------
    Total Contractual Obligations.....       $736,329          $618,358        $ 87,872      $ 25,900    $ 4,199
                                             ========          ========        ========      ========    =======


     Amounts above for deposits and long-term debt do not include related accrued interest.

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

     Table 16 - Commitments As of December 31, 2005 (in thousands):


                                          Total Notional      Less than 1                                  Over 5
                                        Amounts Committed        year          1-3 years    4-5 years       years
                                             --------          --------         -------      -------      --------
Unfunded lines of credit..............       $297,986          $291,547         $ 2,283      $   188       $ 3,968
Unfunded commitments to extend credit.         72,337            54,186           5,105        5,683         7,363
Standby letters of credit.............         14,786            12,735           2,011           40             -
                                             --------          --------         -------      -------      --------
  Total Commercial Commitments               $385,109          $358,468         $ 9,399      $ 5,911      $ 11,331
                                             ========          ========         =======      =======      ========


     We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

     Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent solely on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At December 31, 2005, approximately $17.1 million was available for the payment of intercompany dividends by the subsidiary banks without the prior approval of regulatory agencies. Our subsidiary banks paid aggregate dividends of $29.3 million in 2005 and $37.4 million in 2004.

     Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 51.6%, 52.6% and 53.1% of net earnings, respectively, in 2005, 2004 and 2003. Given our current strong capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. Also see "Payments of Dividends" on page 6.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our management considers interest rate risk to be a significant market risk for us. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Balance Sheet Review-Interest Rate Risk" for disclosure regarding this market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements begin on page F-1.

Quarterly Results of Operations (in thousands, except per share and common stock data):

     The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2005 and 2004. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. All prices and per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends, including the four-for-three stock split in the form of a 33% stock dividend effective June 1, 2005 for shareholders of record on May 16, 2005.


                                                                                        2005
                                                                ---------------------------------------------------
                                                                    4th          3rd          2nd            1st
                                                                ---------     ---------    ---------      ---------
Summary Income Statement Information:
  Interest income                                               $  33,811     $  31,305    $  30,294      $  28,534
  Interest expense                                                  9,023         7,488        6,569          5,677
                                                                ---------     ---------    ---------      ---------
  Net interest income                                              24,788        23,817       23,725         22,857
  Provision for loan losses                                           269           317          324            410
                                                                ---------     ---------    ---------      ---------
  Net interest income after provision for loan losses              24,519        23,500       23,401         22,447
  Noninterest income                                                9,960        10,280       10,396         13,309
  Net gain (loss) on securities transactions                            6            46          143             40
  Noninterest expense                                              19,521        18,725       18,861         18,542
                                                                ---------     ---------    ---------      ---------
  Earnings before income taxes                                     14,964        15,101       15,079         17,254
  Income tax expense                                                4,383         4,338        4,475          5,179
                                                                ---------     ---------    ---------      ---------
  Net earnings                                                  $  10,581     $  10,763    $  10,604      $  12,075
                                                                =========     =========    =========      =========
Per Share Data:
  Net earnings per share, basic                                 $    0.51     $    0.52    $    0.51      $    0.58
  Net earnings per share, assuming dilution                          0.51          0.52         0.51           0.58
  Cash dividends declared                                            0.28          0.28         0.28           0.26
  Book value at period-end                                          13.34         13.35        13.24          12.88
Common stock sales price: (1)
  High                                                          $   38.88     $   36.22     $  34.46       $  34.99
  Low                                                               33.31         32.20        29.06          32.14
  Close                                                             35.06         34.83        33.84          33.47



                                                                                        2004
                                                                ---------------------------------------------------
                                                                    4th          3rd          2nd            1st
                                                                ---------     ---------    ---------      ---------
Summary Income Statement Information:
  Interest income                                               $  26,662     $  25,391    $  23,828      $  24,011
  Interest expense                                                  4,699         4,094        3,575          3,627
                                                                ---------     ---------    ---------      ---------
  Net interest income                                              21,963        21,297       20,253         20,384
  Provision for loan losses                                           614           532          308            178
                                                                ---------     ---------    ---------      ---------
  Net interest income after provision for loan losses              21,349        20,765       19,945         20,206
  Noninterest income                                                9,380         9,818        9,353          9,885
  Net gain (loss) on securities transactions                          336            33            -             18
  Noninterest expense                                              16,929        16,812       16,498         15,890
                                                                ---------     ---------    ---------      ---------
  Earnings before income taxes                                     14,136        13,804       12,800         14,219
  Income tax expense                                                4,078         3,951        3,632          4,126
                                                                ---------     ---------    ---------      ---------
  Net earnings                                                  $  10,058     $   9,853    $   9,168      $  10,093
                                                                =========     =========    =========      =========
Per Share Data:
  Net earnings per share, basic                                 $    0.49     $    0.48    $    0.44      $    0.49
  Net earnings per share, assuming dilution                          0.48          0.47         0.44           0.49
  Cash dividends declared                                            0.26          0.26         0.26           0.23
  Book value at period-end                                          12.84         12.79        12.07          12.75
Common stock sales price: (1)
  High                                                          $   34.46     $   32.28    $   31.97      $   32.93
  Low                                                               30.00         28.51        28.53          28.31
  Close                                                             33.61         30.12        31.45          30.14

(1)  These  quotations  reflect  inter-dealer  prices  without  retail  mark-up,
     mark-down  or  commission,   and  may  not  necessarily   represent  actual
     transactions.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

ITEM 9A.      CONTROLS AND PROCEDURES

     As  of  December  31,  2005,  we  carried  out  an  evaluation,  under  the supervision  and  with  the  participation  of  our  management,  including  our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

     A control system, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14 (c) and Rule 15d-14 (c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of December 31, 2005.

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

First Financial Bankshares, Inc. and subsidiaries' management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company's internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.

First Financial Bankshares, Inc. and subsidiaries' independent auditors have issued an audit report, dated February 20, 2006, on our assessment of the Company's internal control over financial reporting.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING


To the Board of Directors and Shareholders of First Financial Bankshares, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that First Financial Bankshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Financial Bankshares, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that First Financial Bankshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Financial Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of First Financial Bankshares, Inc. and our report dated February 20, 2006 expressed an unqualified opinion thereon.

                                                  /s/ Ernst & Young LLP


Dallas, Texas
February 20, 2006



ITEM 9B.   OTHER INFORMATION

       None

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from our 2006 proxy statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our 2006 proxy statement. The following chart gives aggregate information under our equity compensation plans as of December 31, 2005.


                                                                                        Number of Securities
                                                                                        Remaining Available
                                                                                        For Future Issuance
                                    Number of Securities                                    Under Equity
                                    To be Issued Upon         Weighted Average          Compensation Plans
                                       Exercise of            Exercise Price of        (Excluding Securities
                                    Outstanding Options,      Outstanding Options,          Reflected in
                                    Warrants and Rights       Warrants and Rights         Far Left Column)
                                    -------------------       -------------------         ----------------
Equity compensation plans
        approved by security holders       241,485            $        24.56                     658,325
Equity compensation plans not
       approved by security holders              -                         -                           -
                                           -------            --------------                     -------
       Total                               241,485            $        24.56                     658,325
                                           =======            ==============                     =======


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from our 2006 proxy statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is hereby incorporated by reference from our 2006 proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

     (1) Financial Statements -
         Report of Independent Registered Public Accounting Firm
         Report of  Independent Registered  Public Accounting  Firm on Internal
          Control Over  Financial Reporting
         Consolidated Balance Sheets as of December 31, 2005 and 2004 Consolidated Statements of Earnings for the years ended December 31,
          2005, 2004 and 2003
         Consolidated  Statements of  Comprehensive  Earnings for the years ended December 31, 2005,  2004 and 2003
         Consolidated  Statements of Shareholders'  Equity for the years ended
           December 31, 2005, 2004 and 2003
         Consolidated Statements of Cash Flows for the years ended December 31,
           2005, 2004 and 2003
         Notes to the Consolidated Financial Statements

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

                             FIRST FINANCIAL BANKSHARES, INC.


Date:  February 23, 2006     By: /s/ F. SCOTT DUESER
                                 -----------------------------------------------
                                 F. SCOTT DUESER
                                 President, Chief Executive Officer and Director

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


                        Name                                          Title                            Date
                        ----                                          -----                            ----

/s/ KENNETH T. MURPHY                                  Chairman of the Board and Director       February 23, 2006
------------------------------------
               Kenneth T. Murphy

/s/ F. SCOTT DUESER                                    President, Chief Executive Officer       February 23, 2006
------------------------------------                              and Director
                F. Scott Dueser                           (Principal Executive Officer)


/s/ J. BRUCE HILDEBRAND                                Executive Vice President and Chief       February 23, 2006
------------------------------------                            Financial Officer
              J. Bruce Hildebrand                       (Principal Financial Officer and
                                                          Principal Accounting Officer)

/s/ JOSEPH E. CANON                                                 Director                    February 23, 2006
------------------------------------
                Joseph E. Canon

/s/ MAC A. COALSON                                                  Director                    February 23, 2006
------------------------------------
                 Mac A. Coalson

/s/ DAVID COPELAND                                                  Director                    February 23, 2006
------------------------------------
                 David Copeland



                        Name                                          Title                            Date
                        ----                                          -----                            ----

/s/ DERRELL E. JOHNSON                                              Director                    February 23, 2006
------------------------------------
               Derrell E. Johnson

/s/ KADE L. MATTHEWS                                                Director                    February 23, 2006
------------------------------------
                Kade L. Matthews

/s/ RAYMOND A. MCDANIEL, JR.                                        Director                    February 23, 2006
------------------------------------
            Raymond A. McDaniel, Jr.

/s/ BYNUM MIERS                                                     Director                    February 23, 2006
------------------------------------
                  Bynum Miers

/s/ JAMES M. PARKER                                                 Director                    February 23, 2006
------------------------------------
                James M. Parker

/s/ JACK D. RAMSEY                                                  Director                    February 23, 2006
------------------------------------
                 Jack D. Ramsey

/s/ DIAN GRAVES STAI                                                Director                    February 23, 2006
------------------------------------
                Dian Graves Stai

/s/ F. L. STEPHENS                                                  Director                    February 23, 2006
------------------------------------
                 F. L. Stephens

/s/ JOHNNY TROTTER                                                  Director                    February 23, 2006
------------------------------------
                 Johnny Trotter


Item 6.  Exhibits

(a)  The following exhibits are filed as part of this report:

     3.1  -  Articles  of  Incorporation,  and all  amendments  thereto,  of the
          Registrant   (incorporated   by  reference   from  Exhibit  1  of  the
          Registrant' Amendment No. 2 to Form 8-A filed on Form 8-A/A No. 2 on November 21, 1995).

     3.2 - Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

     3.3 - Amendment to the Articles of Incorporation of the Registrant, dated April 27, 2004 (incorporated by reference from Exhibit 3.3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

     3.4 - Amendment to Amended and Restated Bylaws of the Registrant, dated April 27, 1994 (incorporated by reference from Exhibit 3.4 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

     3.5 - Amendment to Amended and Restated Bylaws of the Registrant, dated October 23, 2001 (incorporated by reference from Exhibit 3.5 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

     4.1 - Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant's Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

    10.1 - Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from
          Exhibit 10.1 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).

    10.2 - Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).

    10.3  - Executive  Recognition Plan  (incorporated by reference from Exhibit
          10.3 of the Registrant's Form 10-K Annual Report for year ended December 31, 2002).

    10.4 - Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2002).

    10.5  - 1992  Incentive  Stock Option Plan  (incorporated  by reference from
          Exhibit 10.5 of the Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998).

    10.6 - 2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant's Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders)

   *10.7 - Revised Consulting Agreement dated January 1, 2006 between the Registrant and Kenneth T. Murphy.

   *21.1  - Subsidiaries of the Registrant.

    23.1  - Consent of Ernst & Young LLP.

    24.1  - Power of Attorney (included on signature page of this Form 10-K).

   *31.1 - Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

   *31.2 - Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

   *32.1 - Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

   *32.2 - Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

 _____________
*Filed herewith

                                                                   Exhibit 10.7
                                                                   ------------

                              CONSULTING AGREEMENT

     This Consulting Agreement (the "Agreement") is made and entered into as of the 1st day of January, 2006 (the "Effective Date"), by and between FIRST FINANCIAL BANKSHARES, INC. (the "Company"), and KENNETH T. MURPHY ("Murphy").

                                   WITNESSETH:

     WHEREAS, following December 31, 2002, Murphy retired as an officer of the Company, and served in a consulting capacity during the calendar years 2003 through 2005; and

     WHEREAS, the Company recognizes the experience, leadership, knowledge and relationships of Murphy continue to be of great value to the Company and its Shareholders; and

     WHEREAS, the Company desires to retain Murphy's services as a consultant to be accessible to the executive management of the Company for advice as to opportunities for growth and expansion, to review planning decisions, to build relationships and develop strategies which are intended to enhance the business interests of the Company for the benefit of its Shareholders (the "Services"); and

     WHEREAS, Murphy is willing to provide the Services to the Company; and

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

     NOW, THEREFORE, for and in consideration of the premises and of the mutual representation, warranties, covenants and agreements contained herein, and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and upon the terms and subject to the conditions hereinafter set forth, the parties, intending to be legally bound, hereby agree as follows:

     1. Duties and Term of Consultancy. The Company hereby engages Murphy, and Murphy hereby accepts engagement, as a consultant to provide the Services as reasonably requested by the Company. The term of this Agreement shall commence on the Effective Date and continue for a period of twelve (12) months ending on December 31, 2006.

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

     4. Compensation for Services. As compensation for the Services rendered under this Agreement, the Company shall pay Murphy a fee of $2,500.00 per month and shall reimburse Murphy for his reasonable business expenses incurred in the provision of the Services.

     5. Termination. Either party hereto may terminate this Agreement without cause upon thirty (30) days written notice to the other party. In the event of termination of this Agreement prior to December 31, 2006, the Company shall pay Murphy the amount earned through the date of termination. This Agreement and the obligations of the Company shall terminate in the event of the death of Murphy as of the date of death.

Consulting Agreement
Page 2


     IN WITNESS WHEREOF, the parties hereto have signed this Agreement to take effect as of January 1, 2006.
                                    FIRST FINANCIAL BANKSHARES, INC.


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

San Angelo National Bank*                                     Texas                              100%**
San Angelo, Texas

Weatherford National Bank*                                    Texas                              100%**
Weatherford, Texas

First Financial Bank, National Association*                   Texas                              100%**
Southlake, Texas

City National Bank*                                           Texas                              100%**
Mineral Wells, Texas

First Financial Insurance Agency, Inc.                        Texas                              100%**
Abilene, Texas

*Federal charter.
**By First Financial Bankshares of Delaware, Inc.


                                                                    Exhibit 23.1
                                                                    ------------


            Consent of Independent Registered Public Accounting Firm

     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-114121) pertaining to the 2002 Incentive Stock Option Plan and 1992 Incentive Stock Option Plan for Key Employees of First Financial Bankshares, Inc. and its Subsidiaries of our reports dated February 20, 2006, with respect to the consolidated financial statements of First Financial Bankshares, Inc., First Financial Bankshares, Inc.'s management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of First Financial Bankshares, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2005.



                                                     /s/Ernst & Young LLP

Dallas, Texas
February 24, 2006

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

          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date:    February 20, 2006

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

          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date:    February 20, 2006

By:      /s/ J. Bruce Hildebrand
         -----------------------
         J. Bruce Hildebrand
         Executive Vice President and Chief Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------

                                Certification of
                             Chief Executive Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the annual report on Form 10-K (the "Form 10-K") for the year ended December 31, 2005 of First Financial Bankshares, Inc.

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


Dated:   February 20, 2006

                                            By:      /s/ F. SCOTT DUESER
                                                     ---------------------------
                                                     F. Scott Dueser
                                                     Chief Executive Officer


Subscribed and sworn to before me this 20th day of February, 2006.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2009

                                                                    Exhibit 32.2
                                                                    ------------

                                Certification of
                             Chief Financial Officer
                       of First Financial Bankshares, Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States code) and accompanies the annual report on Form 10-K (the "Form 10-K") for the year ended December 31, 2005 of First Financial Bankshares, Inc.

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


Dated:   February 20, 2006

                                            By:      /s/ J. Bruce Hildebrand
                                                     -----------------------
                                                     J. Bruce Hildebrand
                                                     Chief Financial Officer


Subscribed and sworn to before me this 20th day of February, 2006.

/s/ Gaila N. Kilpatrick
-----------------------
Gaila N. Kilpatrick
Notary Public

My commission expires:  April 15, 2009

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of First Financial Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Financial Bankshares, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2006, expressed an unqualified opinion thereon.




                                           /s/ Ernst & Young LLP

Dallas, Texas
February 20, 2006

                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2005 and 2004


                  ASSETS                                                               2005              2004
                  ------                                                        ----------------   ---------------
CASH AND DUE FROM BANKS                                                         $    129,563,433   $    94,508,165

FEDERAL FUNDS SOLD                                                                   120,950,000        99,750,000
                                                                                ----------------   ---------------

                  Total cash and cash equivalents                                    250,513,433       194,258,165

INTEREST-BEARING DEPOSITS IN BANKS                                                       795,427           489,957


INVESTMENT SECURITIES:
    Securities held-to-maturity (fair value of $54,476,828 in
         2005 and $93,470,201 in 2004)                                                53,162,272        90,066,367
    Securities available-for-sale, at fair value                                     992,958,988       764,267,168
                                                                                ----------------   ---------------

                  Total investment securities                                      1,046,121,260       854,333,535

LOANS                                                                              1,288,604,372     1,164,223,381
Less- allowance for loan losses                                                      (14,719,140)      (13,837,133)
                                                                                ----------------   ---------------
                  Net loans                                                        1,273,885,232     1,150,386,248

BANK PREMISES AND EQUIPMENT, net                                                      60,093,497        49,740,268

INTANGIBLE ASSETS                                                                     68,326,158        40,546,052

OTHER ASSETS                                                                          34,092,096        25,470,206
                                                                                ----------------   ---------------

                  Total assets                                                  $  2,733,827,103   $ 2,315,224,431
                                                                                ================   ===============

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

NONINTEREST-BEARING DEPOSITS                                                    $    623,155,842   $   512,009,366

INTEREST-BEARING DEPOSITS                                                          1,743,121,290     1,482,302,826
                                                                                ----------------   ---------------
                  Total deposits                                                   2,366,277,132     1,994,312,192

DIVIDENDS PAYABLE                                                                      4,964,781         5,273,808

SHORT TERM BORROWINGS                                                                 74,238,976        35,691,608

OTHER LIABILITIES                                                                     12,070,407        14,401,439
                                                                                ----------------   ---------------
                  Total liabilities                                                2,457,551,296     2,049,679,047
                                                                                ----------------   ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, $10 par value; authorized 40,000,000 shares;
        20,714,401 and 15,511,576 issued and outstanding at
        December 31, 2005 and 2004, respectively                                     207,144,010       155,115,760
    Capital surplus                                                                   58,712,508        58,529,113
    Retained earnings                                                                 19,434,606        49,834,536
    Treasury stock (shares at cost: 145,322 and 100,189 at
        December 31, 2005 and 2004, respectively)                                     (2,592,413)       (2,289,729)
    Deferred Compensation                                                              2,592,413         2,289,729
    Accumulated other comprehensive earnings (loss)                                   (9,015,317)        2,065,975
                                                                                ----------------   ---------------

                  Total shareholders' equity                                         276,275,807       265,545,384
                                                                                ----------------   ---------------

                  Total liabilities and shareholders' equity                    $  2,733,827,103   $ 2,315,224,431
                                                                                ================   ===============

The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                  Years Ended December 31, 2005, 2004 and 2003


                                                                                2005          2004          2003
                                                                         -------------  -------------   ------------
INTEREST INCOME:
    Interest and fees on loans                                           $  81,486,600  $  61,388,812   $ 57,531,240
    Interest on investment securities:
        Taxable                                                             30,849,490     28,544,750     29,142,980
        Exempt from federal income tax                                       9,648,054      9,623,939      8,143,832
    Interest on federal funds sold and interest-bearing
        deposits in banks                                                    1,959,906        415,799        466,615
                                                                         -------------  -------------   ------------

                  Total interest income                                    123,944,050     99,973,300     95,284,667
                                                                         -------------  -------------   ------------
INTEREST EXPENSE:
    Interest on deposits                                                    26,892,197     15,361,968     16,968,469
    Other                                                                    1,864,969        715,256        162,402
                                                                         -------------  -------------   ------------

                  Total interest expense                                    28,757,166     16,077,224     17,130,871
                                                                         -------------  -------------   ------------

                  Net interest income                                       95,186,884     83,896,076     78,153,796

PROVISION FOR LOAN LOSSES                                                    1,319,816      1,633,236      1,177,868
                                                                         -------------  -------------   ------------

                  Net interest income after provision for loan losses       93,867,068     82,262,840     76,975,928
                                                                         -------------  -------------   ------------
NONINTEREST INCOME:
    Trust fees                                                               7,068,138      6,374,257      6,017,962
    Service fees on deposit accounts                                        21,380,623     20,430,157     15,747,288
    ATM and credit card fees                                                 4,960,988      3,907,913      3,535,751
    Real estate mortgage fees                                                2,081,003      1,982,230      2,923,360
    Net gain on securities transactions                                        235,367        387,554         24,984
    Net gain on sale of student loans                                        1,801,899      2,591,506      1,895,977
    Net gain on sale of PULSE ownership rights                               3,894,684              -              -
    Net gain on sale of other real estate                                       60,517        172,482        743,180
    Other                                                                    2,696,806      2,977,204      3,220,119
                                                                         -------------  -------------   ------------

                  Total noninterest income                                  44,180,025     38,823,303     34,108,621
                                                                         -------------  -------------   ------------
NONINTEREST EXPENSE:
    Salaries and employee benefits                                          40,317,256     35,528,605     33,349,068
    Net occupancy expense                                                    5,043,187      4,195,906      3,941,428
    Equipment expense                                                        6,190,906      5,533,239      4,868,583
    Printing, stationery and supplies                                        1,988,454      1,715,806      1,710,648
    Correspondent bank service charges                                       1,438,010      1,577,009      1,501,142
    Amortization of intangible assets                                          680,259        161,536        135,156
    Other expenses                                                          19,990,649     17,416,171     15,647,675
                                                                         -------------  -------------   ------------

                  Total noninterest expense                                 75,648,721     66,128,272     61,153,700
                                                                         -------------  -------------   ------------

EARNINGS BEFORE INCOME TAXES                                                62,398,372     54,957,871     49,930,849

INCOME TAX EXPENSE                                                          18,375,392     15,786,632     14,626,049
                                                                         -------------  -------------   ------------

NET EARNINGS                                                             $  44,022,980  $  39,171,239   $ 35,304,800
                                                                         =============  =============   ============

NET EARNINGS PER SHARE, BASIC                                            $        2.13  $        1.90   $       1.71
                                                                         =============  =============   ============

NET EARNINGS PER SHARE, ASSUMING DILUTION                                $        2.12  $        1.89   $       1.70
                                                                         =============  =============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Earnings
                  Years Ended December 31, 2005, 2004 and 2003


                                                                             2005           2004          2003
                                                                        -------------  -------------  -------------
NET EARNINGS                                                            $  44,022,980  $  39,171,239  $  35,304,800

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
    Change in unrealized gain/loss on investment securities
        available-for-sale, before income tax                             (15,449,135)    (5,830,474)    (7,172,878)

    Reclassification adjustment for realized gains on investment
        securities included in net earnings, before income tax               (235,367)      (387,554)       (24,984)


    Minimum liability pension adjustment, before income tax                (1,363,640)    (1,604,046)       674,626
                                                                        -------------  -------------  -------------

             Total other items of comprehensive earnings                  (17,048,142)    (7,822,074)    (6,523,236)

Income tax benefit related to other items of
    comprehensive earnings                                                  5,966,850      2,737,726      2,283,133
                                                                        -------------  -------------  -------------

COMPREHENSIVE EARNINGS                                                  $  32,941,688  $  34,086,891  $  31,064,697
                                                                        =============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 2005, 2004 and 2003


                                                                                                         Accumulated
                                                                                                            Other
                                                                                                        Comprehensive     Total
                              Common Stock         Capital     Retained    Treasury Stock      Deferred    Earnings   Shareholders'
                            Shares      Amount     Surplus     Earnings   Shares   Amounts   Compensation  (Losses)       Equity
                          ---------- ------------ ----------- ----------- ------- -----------  ---------- -----------  ------------
BALANCE, December 31,2002 12,364,201 $123,642,010 $58,087,687 $45,647,522 (78,758)$(1,567,605) $1,567,605 $11,390,426  $238,767,645

 Net earnings                      -            -           -  35,304,800       -           -           -           -    35,304,800
 Five for four stock
  split, effected in the
  form of a 25% stock
  dividend                 3,092,995   30,929,950           - (30,929,950)      -           -           -           -             -
 Cash dividends declared,
  $0.91 per share                  -            -           - (18,745,908)      -           -           -           -   (18,745,908)
 Stock issuances              23,483      234,830     165,493           -       -           -           -           -       400,323
 Minimum liability pension
  adjustment, net of
  related income taxes             -            -           -           -       -           -           -     438,507       438,507
 Change in unrealized
  gain(loss)on investment
  in securities available-
  for-sale, net of related
  taxes                            -            -           -           -       -           -           -  (4,678,610)   (4,678,610)
 Shares purchased in
  connection with
  directors' deferred
  compensation plan, net           -            -           -           - (12,160)   (366,999)    366,999           -             -
                          ---------- ------------ ----------- ----------- ------- -----------  ---------- -----------  ------------
BALANCE, December 31,2003 15,480,679 $154,806,790 $58,253,180 $31,276,464 (90,918)$(1,934,604) $1,934,604 $ 7,150,323  $251,486,757

 Net earnings                      -            -           -  39,171,239       -           -           -           -    39,171,239
 Stock issuances              30,897      308,970     275,933           -       -           -           -           -       584,903
 Cash dividends declared,
  $1.00 per share                  -            -           - (20,613,167)      -           -           -           -   (20,613,167)
 Minimum liability pension
  adjustment, net of
  related income taxes             -            -           -           -       -           -           -  (1,042,630)   (1,042,630)
 Change in unrealized
  gain(loss)on investment
  in securities available-
  for-sale, net of related
  taxes                            -            -           -           -       -           -           -  (4,041,718)   (4,041,718)
 Shares purchased in
  connection with
  directors' deferred
  compensation plan, net           -            -           -           -  (9,271)   (355,125)    355,125           -             -
                          ---------- ------------ ----------- ----------- ------- -----------  ---------- -----------  ------------
BALANCE, December 31,2004 15,511,576 $155,115,760 $58,529,113 $49,834,536(100,189)$(2,289,729) $2,289,729 $ 2,065,975  $265,545,384

                                   (Continued)



                                                                                                         Accumulated
                                                                                                            Other
                                                                                                        Comprehensive     Total
                              Common Stock         Capital     Retained    Treasury Stock      Deferred    Earnings   Shareholders'
                            Shares      Amount     Surplus     Earnings   Shares   Amounts   Compensation  (Losses)       Equity
                          ---------- ------------ ----------- ----------- ------- -----------  ---------- -----------  ------------
 Four-for-three stock
  split effected in the
  form of a 33% stock
  dividend                 5,172,871   51,728,710           - (51,728,710)(35,298)          -           -           -             -
 Net earnings                      -            -           -  44,022,980       -           -           -           -    44,022,980
 Stock issuances              29,954      299,540     128,636           -       -           -           -           -       428,176
 Cash dividends declared,
  $1.10 per share                  -            -           - (22,694,200)      -           -           -           -   (22,694,200)
 Minimum liability pension
  adjustment, net of
  related income taxes             -            -           -           -       -           -           -    (886,366)     (886,366)
 Change in unrealized
  gain(loss)on investment
  in securities available-
  for-sale, net of related
  taxes                            -            -           -           -       -           -           - (10,194,926)  (10,194,926)
 Additional tax benefit
  related to directors'
  deferred compensation
  plan                             -            -      54,759           -       -           -           -           -        54,759
 Shares purchased in
  connection with
  directors' deferred
  compensation plan, net           -            -           -           -  (9,835)   (302,684)    302,684           -             -
                          ---------- ------------ ----------- ----------- ------- -----------  ---------- -----------  ------------
BALANCE, December 31,2005 20,714,401 $207,144,010 $58,712,508 $19,434,606(145,322)$(2,592,413) $2,592,413 $(9,015,317) $276,275,807
                          ========== ============ =========== =========== ======= ===========  ========== ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2005, 2004 and 2003


                                                                            2005             2004            2003
                                                                      --------------    -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                      $    44,022,980    $  39,171,239   $  35,304,800
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                       6,273,204        5,021,447       4,303,567
       Provision for loan losses                                           1,319,816        1,633,236       1,177,868
       Premium amortization, net of discount accretion                     3,087,581        3,663,554       5,162,940
       Gain on sale of assets                                             (5,992,469)      (3,151,539)     (2,664,141)
       Deferred federal income tax expense (benefit)                         277,545          429,607         (90,828)
       Loans originated for resale                                      (158,121,586)    (146,437,780)   (149,873,382)
       Proceeds from sale of loans held for resale                       156,683,818      167,322,417     179,123,330
       Change in other assets                                              1,095,506         (394,200)       (158,175)
       Change in other liabilities                                        (7,709,073)       1,018,800       2,289,231
                                                                      --------------    -------------  --------------

                  Total adjustments                                       (3,085,658)      29,105,542      39,270,410
                                                                      --------------    -------------  --------------

                  Net cash provided by operating activities               40,937,322       68,276,781      74,575,210
                                                                      --------------    -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in interest-bearing deposits in banks            (305,470)         386,882       1,447,587
   Cash paid for acquisition of banks, less cash acquired                  6,627,197       (6,297,264)              -
   Activity in available-for-sale securities:
     Sales                                                                85,032,949       22,590,627      50,617,175
     Maturities                                                        1,915,359,555    1,182,032,849     875,368,243
     Purchases                                                        (2,167,727,922)  (1,189,101,888) (1,148,629,137)
   Activity in held-to-maturity securities:
     Maturities                                                           37,442,670       41,140,124      74,627,202
     Purchases                                                              (620,000)               -      (2,365,000)
   Net increase in loans                                                    (737,957)    (118,447,031)    (52,296,199)
   Purchases of bank premises and equipment                              (10,316,540)      (8,840,226)     (7,108,990)
   Proceeds from sale of other assets                                      5,639,596           85,538          66,722
                                                                      --------------    -------------  --------------

                  Net cash used in investing activities                 (129,605,922)     (76,450,389)   (208,272,397)
                                                                      --------------    -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing deposits                           56,687,234       22,432,060      47,101,236
   Net increase in interest-bearing deposits                              77,889,442       78,996,103      37,607,717
   Net increase in short-term borrowings                                  32,922,243        6,716,441       2,266,173
   Common stock transactions:
      Proceeds of stock issuances                                            428,176          584,903         400,323
      Dividends paid                                                     (23,003,227)     (20,138,307)    (18,274,334)
                                                                      --------------    -------------  --------------

                  Net cash provided by financing activities              144,923,868       88,591,200      69,101,115
                                                                      --------------    -------------  --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      56,255,268       80,417,592     (64,596,072)

CASH AND CASH EQUIVALENTS, beginning of year                             194,258,165      113,840,573     178,436,645
                                                                      --------------    -------------  --------------

CASH AND CASH EQUIVALENTS, end of year                                $  250,513,433    $ 194,258,165  $  113,840,573
                                                                      ==============    =============  ==============

The accompanying notes are an integral part of these consolidated financial statements.


                FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Nature of Operations
--------------------

First Financial Bankshares, Inc. (a Texas corporation) ("Bankshares", "Company", "we" or "us") is a financial holding company which owns (through its wholly-owned Delaware subsidiary) all of the capital stock of ten banks located in Texas as of December 31, 2005. Those subsidiary banks are First Financial Bank, National Association, Abilene; Hereford State Bank; First National Bank, Sweetwater; First Financial Bank, National Association, Eastland; First Financial Bank, National Association, Cleburne; First Financial Bank, National Association, Stephenville; San Angelo National Bank; Weatherford National Bank; First Financial Bank, National Association, Southlake and City National Bank, Mineral Wells. Each subsidiary bank's primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company owns First Financial Trust & Asset Management Company, National Association and First Technology Services, Inc., an information technology subsidiary.

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

Stock Split
-----------

Average share information and earnings per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends, including the four-for-three stock split in the form of a 33% stock dividend effective June 1, 2005 for shareholders of record on May 16, 2005.

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


Investment Securities
---------------------

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, adjusted for amortization of premiums and accretion of discounts, with all unrealized gains and unrealized losses judged to be temporary, net of deferred income taxes, excluded from earnings and reported as a separate component of shareholders' equity. Available for-sale securities that have unrealized losses that are judged other than temporary are included in gain
(loss) on sale of securities and a new cost basis is established. Securities classified as trading are recorded at estimated fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 2005, 2004, or 2003.

Loans and Allowance for Loan Losses
-----------------------------------

Loans are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding. Beginning in 2004, the Company defers and amortizes net loan origination fees and costs as an adjustment to yield. Prior to 2004, the Company expensed its net loan origination fees and costs, a method which did not materially differ from deferring and amortizing such amounts as an adjustment to yield. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely.

The allowance is an amount management believes will be adequate to absorb estimated inherent losses on existing loans that are deemed uncollectible based upon management's review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118 based on probable losses on specific loans; (ii) general reserves determined in accordance with SFAS No. 5, "Accounting for Contingencies", that consider historical loss rates, loan classifications and other factors; and (iii) a qualitative reserve determined in accordance with SFAS 5 based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general allocations, all loans, other than consumer, are segregated by credit grades which are assigned an allocation percentage. Our methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss. In addition, we adjust our allowance for qualitative factors such as current economic conditions and trends, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful. Generally all loans past due greater than 90 days are placed on non-accrual.

The Company's policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price. At December 31, 2005 and 2004, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

Loans Acquired in Acquisitions
------------------------------

Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" was issued in December 2003 and was effective January 1, 2005. SOP 03-3 addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from a company's initial investment in loans acquired if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted to the excess of the investor's estimate of undiscounted cash flows expected at acquisition to be collected over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits the "carrying over" or creating of a valuation allowance in the initial accounting for loans included in the scope of SOP 03-3. We were required to apply the provisions of this SOP in conjunction with our acquisition of Clyde Financial Corporation completed on February 1, 2005 and Bridgeport Financial Corporation on December 1, 2005.

The Company's valuation allowances for all acquired loans subject to SOP 03-3 reflect only those losses incurred after acquisition; that is, the cash flows expected at acquisition that are no longer expected to be collected.

Beginning  in  2005,   for  certain   acquired   loans  that  have   experienced
deterioration of credit quality between origination and the Company's acquisition of the loans, the amount paid for the loans reflects our determination that it is probable we will be unable to collect all amounts due under the loan's contractual terms. At acquisition, we review each loan to determine whether there is evidence of deterioration of credit quality since origination and whether it is probable that we will be unable to collect all amounts due according to the loan's contractual terms. We consider all information, including expected prepayments, and estimate the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan. As these loans are generally problem loans, we believe the estimation of cash flows is highly subjective. We estimate the excess of the loan's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount - representing the excess of the loan's cash flows expected to be collected over the amount paid - is accreted into interest income over the remaining life of the loan (accretable yield).

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

Other Real Estate
-----------------

Other real estate is foreclosed property held pending disposition and is valued at the lower of its fair value, less estimated costs to sell, or the recorded investment in the related loan. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating and holding expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.

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

The carrying amount of goodwill and other intangible assets arising from acquisitions that qualify as an asset purchase for federal income tax purposes amounting to approximately $43,600,000 and $29,000,000, respectively, at December 31, 2005 and 2004, is deductible for federal income tax purposes.

Securities Sold Under Agreements To Repurchase
----------------------------------------------

Securities sold under agreements to repurchase, which are classified as short term borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of the cash received in connection with the transaction. The Company may be required to provide additional collateral based on the estimated fair value of the underlying securities.

Segment Reporting
-----------------

The Company has determined that its banking subsidiaries meet the aggregation criteria of SFAS No. 131, "Segment Disclosures and Related Information" since each of its community banks offer similar products and services, operate in a similar manner, have similar customers and report to the same regulatory authority, and therefore operates one line of business (community banking) located in a single geographic area (Texas).

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

Stock Based Compensation
------------------------

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 2005, 2004 and 2003. Note 15 provides additional information on the Company's stock option plan.

In December 2004, SFAS No. 123R, "Share-Based Payment," was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The statement is effective for the first quarter of 2006 and, due to the low volume of stock options granted and outstanding, will not have a significant effect on the Company's earnings. The Company will utilize the modified prospective method for transition to the new rules whereby grants after January 1, 2006 will be measured and accounted for under SFAS No. 123R, as will unvested awards granted prior to January 1, 2006.

Stock Repurchase
----------------

On April 22, 2003, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock over the next three years. The plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchases of the stock will be through the open market or in privately negotiated transactions in accordance with applicable laws and regulations. No stock has been repurchased under this plan as of December 31, 2005.

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


                                                                                      Weighted
                                                                    Net                Average        Per Share
                                                                  Earnings             Shares           Amount
                                                               --------------        ----------        --------
For the year ended December 31, 2005:
     Net earnings per share, basic                             $   44,022,980        20,696,980        $   2.13
     Effect of stock options                                                -            80,538
                                                               --------------        ----------
     Net earnings per share, assuming dilution                 $   44,022,980        20,777,518        $   2.12
                                                               ==============        ==========        ========

For the year ended December 31, 2004:
     Net earnings per share, basic                             $   39,171,239        20,659,020        $   1.90
     Effect of stock options                                                -            92,880
                                                               --------------        ----------
     Net earnings per share, assuming dilution                 $   39,171,239        20,751,900        $   1.89
                                                               ==============        ==========        ========

For the year ended December 31, 2003:
     Net earnings per share, basic                             $   35,304,800        20,625,003        $   1.71
     Effect of stock options                                                -            84,844
                                                               --------------        ----------
     Net earnings per share, assuming dilution                 $   35,304,800        20,709,847        $   1.70
                                                               ==============        ==========        ========


2.      CASH AND INVESTMENT SECURITIES:
        -------------------------------

The amortized cost, estimated fair values, and gross unrealized gains and losses of the Company's investment securities as of December 31, 2005 and 2004, are as follows:


                                                                          December 31, 2005
                                               --------------------------------------------------------------------
                                                                      Gross            Gross
                                                  Amortized        Unrealized        Unrealized         Estimated
                                                 Cost Basis       Holding Gains    Holding Losses       Fair Value
                                               --------------       ----------      ------------       ------------
Securities held-to-maturity:
     U.S. Treasury securities and
        obligations of U.S. government
        sponsored-enterprises and
        agencies                               $   21,748,608       $   65,801      $          -       $ 21,814,409

     Obligations of state and
        political subdivisions                     27,990,540        1,242,555           (57,970)        29,175,125

     Corporate bonds and other                        503,904            2,470                 -            506,374


     Mortgage-backed securities                     2,919,220           66,340            (4,640)         2,980,920
                                               --------------       ----------      ------------       ------------

     Total debt securities
          held-to-maturity                     $   53,162,272       $1,377,166      $    (62,610)      $ 54,476,828
                                               ==============       ==========      ============       ============
Securities available-for-sale:
     U.S. Treasury securities and
          obligations of U.S.
        government
        sponsored-enterprises and
        agencies                               $  379,439,953       $   95,659      $ (6,006,260)      $373,529,352

     Obligations of state and
        political subdivisions                    200,997,133        4,508,013        (1,507,653)       203,997,493

     Corporate bonds and other                     60,613,436           72,445          (326,012)        60,359,869


     Mortgage-backed securities                   361,269,041           68,542        (6,265,309)       355,072,274
                                               --------------       ----------      ------------       ------------

     Total securities available-for-sale       $1,002,319,563       $4,744,659      $(14,105,234)      $992,958,988
                                               ==============       ==========      ============       ============



                                                                          December 31, 2004
                                                 ------------------------------------------------------------------
                                                                      Gross            Gross
                                                  Amortized        Unrealized        Unrealized         Estimated
                                                  Cost Basis      Holding Gains    Holding Losses       Fair Value
                                                 ------------      -----------       -----------       ------------
Securities held-to-maturity:
     U.S. Treasury securities and
        obligations of U.S. government
        sponsored-enterprises and
        agencies                                 $ 52,387,273      $ 1,192,248       $         -       $ 53,579,521

     Obligations of state and
        political subdivisions                     32,739,113        2,007,304           (27,149)        34,719,268

Corporate bonds and other                             503,574           19,211                 -            522,785

     Mortgage-backed securities                     4,436,407          213,585            (1,365)         4,648,627
                                                 ------------      -----------       -----------       ------------

     Total debt securities
         held-to-maturity                        $ 90,066,367      $ 3,432,348          ($28,514)      $ 93,470,201
                                                 ============      ===========       ===========       ============

Securities available-for-sale:
     U.S. Treasury securities and
          obligations of U.S.
        government
        sponsored-enterprises and
        agencies                                 $270,428,725      $ 1,665,048       ($2,014,637)      $270,079,136

     Obligations of state and
        political subdivisions                    181,453,403        7,175,105          (900,361)       187,728,147

     Corporate bonds and other                     32,017,330          555,062                 -         32,572,392

     Mortgage-backed securities                   274,043,824        1,577,136        (1,733,467)       273,887,493
                                                 ------------      -----------       -----------       ------------

     Total securities available-for-sale         $757,943,282      $10,972,351       ($4,648,465)      $764,267,168
                                                 ============      ===========       ===========       ============


The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations
(CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2005 and 2004, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2005 and 2004, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of debt securities at December 31, 2005, by contractual and expected maturity, are shown below.


                                                         Held-to-Maturity               Available-for-Sale
                                                  ----------------------------------------------------------------
                                                   Amortized        Estimated       Amortized          Estimated
                                                   Cost Basis       Fair Value      Cost Basis         Fair Value
                                                  -----------      -----------    --------------      ------------
     Due within one year                          $25,555,135      $25,636,024      $108,233,080      $108,058,910
     Due after one year through five years         18,235,765       19,147,867       386,371,741       382,471,056
     Due after five years through ten years         5,918,152        6,177,961        75,232,770        77,112,679
     Due after ten years                              534,000          534,056        71,212,931        70,244,069
                                                  -----------      -----------    --------------      ------------
                                                   50,243,052       51,495,908       641,050,522       637,886,714
                                                  -----------      -----------    --------------      ------------


       Mortgage-backed securities                   2,919,220        2,980,920       361,269,041       355,072,274
                                                  -----------      -----------    --------------      ------------

     Total                                        $53,162,272      $54,476,828    $1,002,319,563      $992,958,988
                                                  ===========      ===========    ==============      ============


The following table discloses, as of December 31, 2005, the Company's investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):


                                      Less than 12 Months         12 Months or Longer                Total
                                     ---------------------       ----------------------      ---------------------
                                      Fair        Unrealized      Fair        Unrealized      Fair       Unrealized
December 31, 2005                     Value          Loss         Value           Loss        Value         Loss
-----------------                    --------       ------       --------        ------      --------      -------

U. S. Treasury securities  and
  obligations of U.S. government
  sponsored-enterprises
  and agencies                       $135,865       $1,470       $153,276        $4,536      $ 289,141     $ 6,006
Obligations of state and
  political subdivisions               42,665          493         28,479         1,072        71,144        1,565
Mortgage-backed securities            231,215        2,636        101,289         3,634       332,504        6,270
Corporate bonds                        34,583          326              -             -        34,583          326
                                     --------       ------       --------        ------      --------      -------
  Total                              $444,328       $4,925       $283,044        $9,242      $727,372      $14,167
                                     ========       ======       ========        ======      ========      =======

December 31, 2004
-----------------

U. S. Treasury securities  and
  obligations of U.S. government
  sponsored-enterprises
  and agencies                       $148,525       $1,459       $ 15,669        $  555      $164,194      $ 2,014
Obligations of state and
  political subdivisions               22,598          265         19,635           662        42,233          927
Mortgage-backed securities             50,631          344         66,571         1,391       117,202        1,735
                                     --------       ------       --------        ------      --------      -------
  Total                              $221,754       $2,068       $101,875        $2,608      $323,629      $ 4,676
                                     ========       ======       ========        ======      ========      =======


The number of investment positions in this unrealized loss position totals 752. We do not believe these unrealized losses are "other than temporary" as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, (2) it is not probable that the Company will be unable to collect the amounts contractually due and (3) no decision to dispose of the investment were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising short-term and intermediate interest rates at December 31, 2005. The duration of these investments is less than 5 years for all securities other than the municipal bonds, which is less than 15 years. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Securities, carried at approximately $355,790,000 and $304,917,000 at December 31, 2005 and 2004, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.

During 2005, 2004, and 2003, sales of investment securities that were classified as available-for-sale totaled approximately $85,033,000, $22,591,000, and $50,617,000 respectively. Gross realized gains and losses from 2005 securities sales were approximately $401,000 and $166,000, respectively. Gross realized gains for 2004 sales were approximately $388,000. There were no sales at losses during 2004. Gross realized gains and losses from 2003 sales were approximately $296,000 and $271,000, respectively. The specific identification method was used to determine cost in computing the realized gains and losses.

Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. At December 31, 2005 and 2004, such balances totaled approximately $4,828,000 and $8,298,000, respectively.

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES:
     ------------------------------------

Major classifications of loans are as follows:


                                                                                            December 31,
                                                                                  --------------------------------
                                                                                        2005             2004
                                                                                  --------------    --------------
         Commercial, financial and agricultural                                   $  410,191,123    $  385,193,304

         Real estate - construction                                                  112,892,111       107,148,495

         Real estate - mortgage                                                      568,792,718       494,524,409

         Consumer                                                                    196,728,420       177,357,173
                                                                                  --------------    --------------

                 Total loans                                                      $1,288,604,372    $1,164,223,381
                                                                                  ==============    ==============


Included in real estate-mortgage and consumer loans above are $2.3 million and $37.4 million, respectively, in loans held for sale at December 31, 2005 and $2.6 million and $32.4 million, respectively, in loans held for sale at December 31, 2004 in which the carrying amounts approximate market.

The Company's recorded investment in impaired loans and the related valuation allowance are as follows:

                December 31, 2005                      December 31, 2004
              --------------------------           -------------------------
               Recorded        Valuation            Recorded       Valuation
              Investment       Allowance           Investment      Allowance
              ----------      ----------           ----------     ----------

              $2,410,027      $  528,068           $4,174,317     $  941,989
              ==========      ==========           ==========     ==========

The average recorded investment in impaired loans for the years ended December 31, 2005 and 2004, was approximately $3,292,000 and $2,958,000, respectively. The Company had approximately $4,244,000 and $5,041,000 in nonperforming assets at December 31, 2005 and 2004, respectively. No additional funds are committed to be advanced in connection with impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $62,000, $127,000 and $46,000 during the years ended December 31, 2005, 2004, and 2003, respectively. For the year ended December 31, 2005, there were no cash interest payments received and recorded as interest income. For the years ended December 31, 2004 and 2003, approximately $1,000 and $4,000, respectively, represented cash interest payments received and recorded as interest income. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2005, 2004, and 2003, respectively, such income would have approximated $163,000, $320,000 and $207,000.

The allowance for loan losses as of December 31, 2005 and 2004, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:


                                                                                        2005            2004
                                                                                    -----------      -----------
     Allowance for loan losses provided for:
         Loans specifically evaluated as impaired                                   $   528,068     $    941,989
         Remaining portfolio                                                         14,191,072       12,895,144
                                                                                    -----------      -----------

         Total allowance for loan losses                                            $14,719,140      $13,837,133
                                                                                    ===========      ===========

Changes in the allowance for loan losses are summarized as follows:


                                                                                     December 31,
                                                                   -----------------------------------------------
                                                                       2005              2004              2003
                                                                   -----------       -----------       -----------
         Balance at beginning of year                              $13,837,133       $11,576,299       $11,218,729
             Add:
                 Provision for loan losses                           1,319,816         1,633,236         1,177,868
                 Loan recoveries                                       726,445           759,313         1,356,625
                 Allowance established from purchase acquisition       792,640         1,857,519                 -

             Deduct:
                 Loan charge-offs                                   (1,956,894)       (1,989,234)       (2,176,923)
                                                                   -----------       -----------       -----------

         Balance at end of year                                    $14,719,140       $13,837,133       $11,576,299
                                                                   ===========       ===========       ===========


An  analysis  of  the  changes  in  loans  to  officers,  directors,   principal
shareholders, or associates of such persons for the year ended December 31, 2005 (determined as of each respective year-end) follows:


                                                   Beginning           Additional                        Ending
                                                    Balance              Loans        Payments           Balance
                                                  -----------         -----------   ------------       -----------
         Year ended December 31, 2005             $61,252,634         $96,002,716   $101,701,620       $55,553,730
                                                  ===========         ===========   ============       ===========


In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2005, approximately $96,906,000 in loans held by these subsidiaries were subject to blanket liens as security for letters of credit issued under these lines of credit.

One of our subsidiary banks has a $20,000,000 unsecured line of credit with an unrelated bank for liquidity purposes. This line is priced at the Federal funds rate plus 100 basis points. There was no balance outstanding on this line of credit at December 31, 2005.

During the year ended December 31, 2005, the Company sold student loans totaling $61.3 million, recognizing a net profit of $1.8 million, to a financial institution of which an executive officer of one of our wholly owned subsidiary banks became a board member during 2005. In the opinion of management, these loan sales are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

Loans within the scope of SOP 03-3 had an outstanding contractual balance of $3,960,000 and carrying amount of $3,002,000 at December 31, 2005. The amount of contractually required payments receivable totaled $6,311,000 and cash flows expected to be collected totaled $5,088,000 as of December 31, 2005. No accretion was recognized on loans with a carrying value of $848,000 due to significant doubts regarding their collectibility.

The contractual required payments receivable, cash flows expected to be collected, fair value of loans acquired and carrying value of loans in which no accretion is being recognized, all at the applicable acquisition dates were $4,315,000, $3,782,000, $2,603,000 and $144,000 for the Clyde acquisition and
$2,306,000,  $1,727,000, $1,062,000 and $369,000 for the Bridgeport acquisition, respectively.

4.   BANK PREMISES AND EQUIPMENT:
     ----------------------------

The following is a summary of bank premises and equipment:


                                                     Useful Life                             December 31,
                                        ------------------------------------         -----------------------------
                                                                                         2005              2004
                                                                                     -----------       -----------
         Land                                                                        $12,035,669       $10,703,363
         Buildings                      20 to 40 years                                59,188,731        52,385,394

         Furniture and equipment        3 to 10 years                                 40,076,756        32,949,949

         Leasehold improvements         Lesser of lease term or 5 to 15 years          8,461,958         8,313,171
                                                                                     -----------       -----------

                                                                                     119,763,114       104,351,877

         Less- accumulated depreciation and amortization                             (59,669,617)      (54,611,609)
                                                                                     -----------       -----------

                                                                                     $60,093,497       $49,740,268
                                                                                     ===========       ===========


Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $5,592,945, $4,859,912, and $4,168,411, respectively and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,675,000, $1,630,000 and $1,605,000, for the years ended December 31, 2005, 2004, and
2003, respectively.

5.   TIME DEPOSITS
     -------------

Time deposits of $100,000 or more totaled approximately $330,603,000 and $280,482,000 at December 31, 2005 and 2004, respectively. Interest expense on these deposits was approximately $7,298,000, $4,500,000, and $4,885,000 during 2005, 2004, and 2003, respectively.



At December 31, 2005, the scheduled maturities of time deposits (in thousands) were, as follows:

     Year ending December 31,
     ------------------------
             2006                                                     $616,879
             2007                                                       73,993
             2008                                                       12,497
             2009                                                       14,108
             2010                                                       10,921
         Thereafter                                                        191
                                                                      --------
                                                                      $728,589
                                                                      ========

6.   LINE OF CREDIT
     --------------

Effective December 31, 2005, the Company renewed its line of credit with a nonaffiliated bank under which it can borrow up to $50.0 million. The line of credit is unsecured for outstanding balances less than $25 million and secured by stock of a subsidiary bank if amounts borrowed exceed $25.0 million. The line of credit matures on December 31, 2006. The Company paid no fee to secure the unused line of credit and, accordingly, did not estimate a fair value of the unused line of credit at December 31, 2005 or 2004. The line of credit carries an interest rate of the London Interbank Offering Rate plus 1.0%. If a balance exists at December 31, 2006, the principal balance converts to a term facility payable quarterly over five years. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, that among others, restrict the payment of dividends above 55% of consolidated net income, limit the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibit the disposal of assets except in the ordinary course of business. Management believes the Company was in compliance with the financial covenants at December 31, 2005. There was no outstanding balance under the line of credit as of December 31, 2005 or 2004. On December 2, 2005, the Company borrowed $1.5 million in connection with its acquisition of Bridgeport Financial Corporation. The amount was repaid in full on December 30, 2005.

7.   INCOME TAXES:
     -------------

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following:


                                                                               Year Ended December 31,
                                                                   -----------------------------------------------
                                                                       2005              2004              2003
                                                                   -----------       -----------       -----------
         Current federal income tax                                $18,097,847       $15,357,025       $14,716,877
         Deferred federal income tax expense (benefit)                 277,545           429,607           (90,828)
                                                                   -----------       -----------       -----------

                  Income tax expense                               $18,375,392       $15,786,632       $14,626,049
                                                                   ===========       ===========       ===========


Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:


                                                                           As a Percent of Pretax Earnings
                                                                   -----------------------------------------------
                                                                       2005              2004              2003
                                                                   -----------       -----------       -----------
         Statutory federal income tax rate                            35.0%            35.0%              35.0%
         Reductions in tax rate resulting from
             interest income exempt from
             federal income tax                                      (5.4)%           (6.3)%             (5.9)%
         ESOP tax credit                                             (0.3)%           (0.4)%             (0.2)%
         Other                                                         0.1%             0.4%              0.4 %
                                                                     ------           ------             ------

         Effective income tax rate                                    29.4%            28.7%              29.3%
                                                                     ======           ======             ======


The approximate effects of each type of difference that gave rise to the Company's deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:


                                                                                       2005                2004
                                                                                    ----------          ----------
     Deferred tax assets:
         Tax basis of loans in excess of financial statement basis                  $4,585,696          $4,279,065
         Minimum liability in defined benefit plan                                   1,578,109           1,100,835

         Recognized for financial reporting purposes but not
             for tax purposes:
                 Deferred compensation                                               1,225,908           1,162,962
                 Write-downs and adjustments to other
                     real estate owned and repossessed assets                           25,620              15,750
         Net unrealized loss on investment securities
                available-for-sale                                                   3,276,293                   -
         Other deferred tax assets                                                     224,318             223,972
                                                                                    ----------          ----------

                           Total deferred tax assets                                10,915,944           6,782,584
                                                                                    ----------          ----------
     Deferred tax liabilities:
         Financial statement basis of fixed assets in excess of
             tax basis                                                               1,532,977           2,026,128
         Intangible asset amortization deductible for tax purposes,
             but not for financial reporting purposes                                2,998,692           1,282,674

         Recognized for financial reporting purposes but not
             for tax purposes:
                 Accretion on investment securities                                    498,193             446,291
                 Pension plan contributions                                            322,452             326,757
                 Net unrealized gain on investment securities
                      available-for-sale                                                     -           2,213,282
         Other deferred tax liabilities                                                195,567             117,829
                                                                                    ----------          ----------

                           Total deferred tax liabilities                            5,547,881           6,412,961
                                                                                    ----------          ----------

                      Net deferred tax asset                                        $5,368,063          $  369,623
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

The estimated fair values and carrying values at December 31, 2005 and 2004, were as follows:


                                                             2005                               2004
                                                 -----------------------------      ------------------------------
                                                    Carrying       Estimated          Carrying          Estimated
                                                     Value         Fair Value           Value           Fair Value
                                                 ------------     ------------      ------------       -----------
         Cash and due from banks                 $129,563,433     $129,563,433      $ 94,508,165       $94,508,165

         Federal funds sold                       120,950,000      120,950,000        99,750,000        99,750,000

         Interest-bearing deposits in banks           795,427          795,427           489,957           489,957

         Investment securities                  1,046,121,260    1,047,435,816       854,333,535       857,737,369

         Net loans                              1,273,885,232    1,272,651,329     1,150,386,248     1,149,620,539

         Accrued interest receivable               19,247,082       19,247,082        14,585,373        14,585,373

         Deposits with stated maturities          709,035,509      706,788,465       590,458,655       591,035,189

         Deposits with no stated
             maturities                         1,657,241,623    1,657,241,623     1,403,853,537     1,403,853,537

         Short term borrowings                     74,238,976       74,238,976        35,691,608        35,691,608

         Accrued interest payable                   3,337,888        3,337,888         1,545,678         1,545,678


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

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2005, future minimum lease commitments were: 2006 - $564,000; 2007 - $409,000; 2008 - $253,000; 2009 - $187,000; 2010 - $55,000 and
thereafter - $8,000.

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

                                                                 Contract or
                                                             Notional Amount at
                                                              December 31, 2005
                                                              -----------------
 Financial instruments whose contract amounts
   represent credit risk:
    Unfunded lines of credit                                    $297,985,536
    Unfunded commitments to extend credit                         72,337,466
    Standby letters of credit                                     14,786,440
                                                                ------------
                                                                $385,109,442
                                                                ============

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

11.  CONCENTRATION OF CREDIT RISK:
     -----------------------------

The Company grants commercial, retail, agriculture and residential loans to customers primarily in North Central and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon this local economic sector.

12.  PENSION AND PROFIT SHARING PLANS:
     ---------------------------------

The Company's defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company's employees. The benefits were based on years of service and a percentage of the employee's qualifying compensation during the final years of employment. The Company's funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we do not expect contributions or pension expense to be significant in future years.

Using an actuarial measurement date of September 30, benefit obligation activity and fair value of plan assets for the years ended December 31, 2005 and 2004, and a statement of the funded status as of December 31, 2005 and 2004 are as follows:


                                                                                         2005             2004
                                                                                    ------------      ------------
         Reconciliation of benefit obligations:
             Benefit obligation at January 1                                        $ 16,396,300      $ 18,027,060
             Interest cost on projected benefit obligation                             1,013,104           991,728
             Plan amendment                                                                    -        (3,473,440)
             Actuarial loss                                                            1,368,162         1,628,495
             Benefits paid                                                              (834,980)         (777,543)
                                                                                    ------------      ------------

             Benefit obligation at December 31                                        17,942,586        16,396,300
                                                                                    ------------      ------------
         Reconciliation of fair value of plan assets:
             Fair value of plan assets at January 1                                   14,184,648        13,495,652
             Actual return on plan assets                                              1,005,325         1,210,244
             Employer contributions                                                            -           256,295
             Benefits paid                                                              (834,980)         (777,543)
                                                                                    ------------      ------------

             Fair value of plan assets at December 31                                 14,354,993        14,184,648
                                                                                    ------------      ------------

         Funded status                                                              $ (3,587,593)     $ (2,211,652)
                                                                                    ============      ============

         Reconciliation of funded status to accrued
           pension liability:
             Funded status at December 31                                           $ (3,587,593)     $ (2,211,652)
             Unrecognized loss from past experience different than
                  that assumed and effects of changes in assumptions                   4,831,688         3,468,046
             Additional minimum liability recorded                                    (4,831,688)       (3,145,241)
             Other                                                                             -          (322,805)
                                                                                    ------------      ------------

         Accrued pension liability                                                  $ (3,587,593)     $ (2,211,652)
                                                                                    ============      ============


The Company recorded an additional minimum liability in the year ended December 31, 2005 and 2004 to reflect the underfunded status of the plan. The accrued pension liability at December 31, 2005 and 2004 represents the difference between the fair value of plan assets and the accumulated benefit obligation. The accumulated benefit obligation is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation in that it assumes no increase in future compensation. As the plan was frozen effective in 2004, the projected benefit obligation and the accumulated benefit obligation are the same.

Net periodic pension cost for the years ended December 31, 2005, 2004, and 2003, included:

                                                                                Year Ended December 31,
                                                                     ---------------------------------------------
                                                                        2005              2004             2003
                                                                     ---------         ---------        ----------
         Service cost - benefits earned during the period            $       -         $       -        $1,118,607
         Interest cost on projected benefit obligation               1,013,104           991,728         1,078,485
         Expected return on plan assets                             (1,117,278)       (1,102,084)       (1,072,853)
         Amortization of unrecognized net loss                         116,473            26,421           226,405

         Amortization of prior-service cost                                  -                 -            17,961

         Curtailment adjustment                                              -           176,014                 -
                                                                     ---------         ---------        ----------

         Net periodic pension cost                                   $  12,299         $  92,079        $1,368,605
                                                                     =========         =========        ==========


The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

                                                                            2005             2004         2003
                                                                            -----           -----         -----
         Weighted average discount rate                                     5.85%           6.25%         6.50%
         Rate of increase in future compensation levels                       -              -            4.00%
         Expected long-term rate of return on assets                        7.75%           7.75%         8.50%


The expected long-term rate of return on plan assets is based on historical returns and expectations of future returns based on asset mix, after consultation with our investment advisors and actuaries. The expected long-term rate of return was adjusted to 7.75% for 2004 after discussions with our actuaries and investment advisors and taking into account the impact on investment strategies from the plan being frozen. The weighted average discount rate has been adjusted downward likewise to take into account declining long-term bond yield rates.

The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2005 and 2004 is as follows:


                                                 December 31, 2005          December 31, 2004         Targeted
                                                 Allocation                  Allocation       Allocation
                                                 ----------                  ----------             ----------
         Equity securities                           58%                        60%                    60%
         Debt securities                             39%                        33%                    40%
         Cash and equivalents                         3%                         7%                     -


The range and weighted average maturities of debt securities held in the pension plan as of December 31, 2005 are one month to 15 years and approximately 4.6 years, respectively.

First Financial Trust & Asset Management Company, National Association, a wholly owned subsidiary of the Company, manages the pension plan assets as well as the profit sharing plan assets (see below). The investment strategy and targeted allocations are based on similar strategies First Financial Trust & Asset Management Company, National Association employs for most of its managed accounts whereby appropriate diversification is achieved. First Financial Trust & Asset Management Company, National Association is prohibited from holding investments deemed to be high risk by the Office of the Comptroller of the Currency.

An  estimate  of  the   undiscounted   projected  future  payments  to  eligible
participants for the next five years and the following five years in the aggregate is as follows (dollars in thousands):

                                    Year Ending December 31,
                                    ------------------------

                                            2006                     $     995
                                            2007                         1,068
                                            2008                         1,145
                                            2009                         1,213
                                            2010                         1,282
                                            2011 and thereafter          7,320
                                                                       -------
                                                                       $13,023
                                                                       =======

No contribution was made to the pension plan in 2005 or 2004 and no contribution, either discretionary or by regulation, is expected in 2006.

As of December 31, 2005 and 2004, the pension plan's assets included Company common stock valued at approximately $720,000 and $690,000, respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company's contributions over a seven-year vesting period. Costs related to the Company's defined contribution plan totaled approximately $2,072,000, $2,737,000 and $1,473,000 in 2005, 2004 and 2003, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2005 and 2004, the profit sharing plan's assets included Company common stock valued at approximately $19,617,000 and $19,035,000, respectively.

In 2004, we replaced our frozen pension plan with a matching of employee salary deferrals into the 401(k) plan. Effective January 1, 2004, we match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2005 and 2004 was $868,000 and $708,000 and is included in salaries and employee benefits in the statement of earnings.

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

13.  DIVIDENDS FROM SUBSIDIARIES:
     ----------------------------

At December 31, 2005, approximately $17.1 million was available for the declaration of dividends by the Company's subsidiary banks without the prior approval of regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes as of December 31, 2005 and 2004, that Bankshares and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2005 and 2004, the most recent notification from each respective subsidiaries' primary regulator categorized each of Bankshares' subsidiaries as well-capitalized, with the exception of First Financial Bank, N.A., Stephenville at December 31, 2004, under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

There are no conditions or events since that notification that management believes have changed the institutions' categories. Bankshares' and its significant subsidiaries' actual capital amounts and ratios are presented in the table below:


                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                                       Actual         Adequacy Purposes:          Action Provisions:
                                             ---------------------- -----------------------     --------------------
                                                Amount        Ratio    Amount         Ratio         Amount     Ratio
                                             ------------     ----- --------------    -----     -------------  -----
As of December 31, 2005:
------------------------
    Total Capital (to Risk-Weighted Assets):
      Consolidated                           $233,666,000     15%   =>$123,576,000   => 8%           N/A         N/A
      First Financial Bank-Abilene           $ 68,577,000     14%   =>$ 39,875,000   => 8%      =>$49,843,000  =>10%
      San Angelo National Bank               $ 31,362,000     21%   =>$ 12,060,000   => 8%      =>$15,075,000  =>10%
      Weatherford National Bank              $ 20,915,000     14%   =>$ 11,707,000   => 8%      =>$14,634,000  =>10%
      First Financial Bank-Stephenville      $ 20,942,000     12%   =>$ 14,487,000   => 8%      =>$18,108,000  =>10%
     First Financial Bank-Southlake          $ 19,480,000     12%   =>$ 12,833,000   => 8%      =>$16,041,000  =>10%

    Tier I Capital (to Risk-Weighted Assets):
      Consolidated                           $218,931,000     14%   =>$ 61,788,000   => 4%           N/A         N/A
      First Financial Bank-Abilene           $ 64,692,000     13%   =>$ 19,937,000   => 4%      =>$29,905,000  => 6%
      San Angelo National Bank               $ 30,033,000     20%   =>$  6,030,000   => 4%      =>$ 9,045,000  => 6%
      Weatherford National Bank              $ 19,472,000     13%   =>$  5,853,000   => 4%      =>$ 8,780,000  => 6%
      First Financial Bank-Stephenville      $ 18,679,000     10%   =>$  7,243,000   => 4%      =>$10,865,000  => 6%
      First Financial Bank-Southlake         $ 18,109,000     11%   =>$  6,417,000   => 4%      =>$ 9,625,000  => 6%

    Tier I Capital (to Average Assets):
      Consolidated                           $218,931,000      9%   =>$ 76,767,000   => 3%           N/A         N/A
      First Financial Bank-Abilene           $ 64,692,000      8%   =>$ 25,868,000   => 3%      =>$43,113,000  => 5%
      San Angelo National Bank               $ 30,033,000     10%   =>$  8,645,000   => 3%      =>$14,409,000  => 5%
      Weatherford National Bank              $ 19,472,000      8%   =>$  7,769,000   => 3%      =>$12,948,000  => 5%
      First Financial Bank-Stephenville      $ 18,679,000      7%   =>$  8,144,000   => 3%      =>$13,574,000  => 5%
      First Financial Bank-Southlake         $ 18,109,000     23%   =>$  2,382,000   => 3%      =>$ 3,971,000  => 5%


The First Financial Bank, N. A., Stephenville total capital ratio at December 31, 2004 was 9.84% which is under amounts to be considered well capitalized. This was increased above 10% in 2005 through retaining their earnings.


                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                                       Actual         Adequacy Purposes:          Action Provisions:
                                             ---------------------- -----------------------     --------------------
                                                Amount        Ratio    Amount         Ratio         Amount     Ratio
                                             ------------     ----- --------------    -----     -------------  -----
As of December 31, 2004:
------------------------
    Total Capital (to Risk-Weighted Assets):
      Consolidated                           $234,751,000     17%   =>$107,349,000   => 8%           N/A         N/A
      First Financial Bank-Abilene           $ 69,352,000     16%   =>$ 35,692,000   => 8%      =>$44,616,000  =>10%
      San Angelo National Bank               $ 30,987,000     20%   =>$ 12,460,000   => 8%      =>$15,574,000  =>10%
      Weatherford National Bank              $ 20,463,000     15%   =>$ 10,857,000   => 8%      =>$13,571,000  =>10%
      First Financial Bank-Stephenville      $ 16,335,000     10%   =>$ 13,273,000   => 8%      =>$16,591,000  =>10%

    Tier I Capital (to Risk-Weighted Assets):
      Consolidated                           $220,889,000     16%   =>$ 53,674,000   => 4%           N/A         N/A
      First Financial Bank-Abilene           $ 65,542,000     15%   =>$ 17,846,000   => 4%      =>$26,769,000  => 6%
      San Angelo National Bank               $ 29,569,000     19%   =>$  6,229,000   => 4%      =>$ 9,345,000  => 6%
      Weatherford National Bank              $ 19,010,000     14%   =>$  5,429,000   => 4%      =>$ 8,143,000  => 6%
      First Financial Bank-Stephenville      $ 13,915,000     8%    =>$  6,636,000   => 4%      =>$ 9,955,000  => 6%

    Tier I Capital (to Average Assets):
      Consolidated                           $220,889,000     10%   =>$ 67,626,000   => 3%           N/A         N/A
      First Financial Bank-Abilene           $ 65,542,000      9%   =>$ 22,789,000   => 3%      =>$37,983,000  => 5%
      San Angelo National Bank               $ 29,569,000     10%   =>$  9,054,000   => 3%      =>$15,091,000  => 5%
      Weatherford National Bank              $ 19,010,000      8%   =>$  7,061,000   => 3%      =>$11,769,000  => 5%
      First Financial Bank-Stephenville      $ 13,915,000      6%   =>$  6,628,000   => 3%      =>$11,046,000  => 5%


In connection with our Trust Company's application to obtain our trust charter, we are required to maintain tangible net assets of $2.0 million at all times. As of December 31, 2005, our Trust Company had tangible assets totaling $4.8 million.

15.  STOCK OPTION PLAN:
     ------------------

The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2005, the Company had allocated 899,810 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the years ended December 31, 2005, 2004, and 2003, is presented in the table and narrative below:


                                                 2005                       2004                    2003
                                          -------------------       -------------------      -------------------
                                                      Wtd. Avg.                 Wtd. Avg.               Wtd. Avg.
                                           Shares     Ex. Price      Shares    Ex. Price      Shares    Ex. Price
                                          -------      ------       -------      ------      -------      ------
    Outstanding, beginning of year        192,352      $18.20       241,466      $17.57      190,466      $13.49

    Granted                               101,066       33.08             -           -       95,413       23.10

    Exercised                             (33,148)      12.92       (41,196)      14.20      (34,916)      11.47

    Cancelled                             (18,785)      25.89        (7,918)      19.85       (9,497)      13.56
                                          -------                   -------                  -------

    Outstanding, end of year              241,485      $24.56       192,352      $18.20      241,466      $17.57
                                          =======      ======       =======      ======      =======      ======

    Exercisable at end of year             69,380      $16.72        72,670      $14.10       88,010      $13.89
                                          =======      ======       =======      ======      =======      ======

    Weighted average fair value of
        options granted at date of issue          $6.23                     N/A                      $4.91
                                                  =====                     ===                      =====


The options outstanding at December 31, 2005, have exercise prices between $12.48 and $33.08 with a weighted average remaining contractual life of
5.74 years. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2005:


                                                                Remaining
                                             Number             Contracted
                Exercise Price             Outstanding          Life (Years)            Number Vested
                --------------             -----------          ------------            -------------
                  $17.57                      22,115                 2.2                     22,115
                   12.48                      40,688                 4.2                     29,347
                   17.90                       1,666                 5.5                        999
                   18.30                       3,332                 6.1                      1,332
                   23.10                      80,394                 7.4                     15,321
                   33.08                      93,290                 9.1                        266


From inception of the plan until December 31, 2005, the Company accounted for this plan under APB 25 under which no compensation cost has been recognized for options granted. The fair value of the options granted in 2005 and 2003, was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 4.40% and 4.08% respectively; expected dividend yield of 3.02% and 3.93% respectively; expected life of 5.6 and 5.6 years, respectively; and expected volatility of 20.5% and 27.2%, respectively.

16.  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:
     -------------------------------------------------

Condensed Balance Sheets-December 31, 2005 and 2004
---------------------------------------------------


                                 ASSETS                                                  2005             2004
                                 ------                                             ------------      ------------
      Cash in subsidiary bank                                                       $  1,411,640      $  1,003,888
      Cash in unaffiliated bank                                                            4,627             4,627
      Interest-bearing deposits in subsidiary bank                                     6,356,216        30,018,299
                                                                                    ------------      ------------

               Total cash and cash equivalents                                         7,772,483        31,026,814


      Investment in and advances to subsidiaries, at equity                          275,953,978       241,804,585
      Intangible assets                                                                  723,375           723,375
      Other assets                                                                     2,261,152         2,647,793
                                                                                    ------------      ------------

               Total assets                                                         $286,710,988      $276,202,567
                                                                                    ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

      Total liabilities                                                             $ 10,435,181      $ 10,657,183
      Shareholders' equity:
         Common stock                                                                207,144,010       155,115,760
         Capital surplus                                                              58,712,508        58,529,113
         Retained earnings                                                            19,434,606        49,834,536
         Accumulated other comprehensive earnings (loss)                              (9,015,317)        2,065,975
                                                                                    ------------      ------------

               Total shareholders' equity                                            276,275,807       265,545,384
                                                                                    ------------      ------------

               Total liabilities and shareholders' equity                           $286,710,988      $276,202,567
                                                                                    ============      ============



Condensed Statements of Earnings-
 For the Years Ended December 31, 2005, 2004, and 2003
 -----------------------------------------------------


                                                                       2005              2004              2003
                                                                   -----------       -----------       -----------
      Income:
         Cash dividends from subsidiary banks                      $29,312,753       $37,370,000      $ 34,625,000
         Excess of earnings over dividends of
             subsidiary banks                                       15,963,918         2,985,413         1,713,407
         Other income                                                1,148,038         1,119,243         1,065,245
                                                                   -----------       -----------       -----------

                                                                    46,424,709        41,474,656        37,403,652
                                                                   -----------       -----------       -----------
      Expenses:
         Salaries and employee benefits                              1,488,550         1,354,493         1,191,453
         Other operating expenses                                    1,899,697         1,872,147         1,602,354
                                                                   -----------       -----------       -----------

                                                                     3,388,247         3,226,640         2,793,807
                                                                   -----------       -----------       -----------

      Earnings before income taxes                                  43,036,462        38,248,016        34,609,845

         Income tax benefit                                            986,518           923,223           694,955
                                                                   -----------       -----------       -----------

      Net earnings                                                 $44,022,980       $39,171,239       $35,304,800
                                                                   ===========       ===========       ===========


Condensed Statements of Cash Flows-
  For the Years Ended December 31, 2005, 2004, and 2003
  -----------------------------------------------------


                                                                       2005              2004              2003
                                                                  ------------       -----------       -----------
      Cash flows from operating activities:
        Net earnings                                               $44,022,980       $39,171,239       $35,304,800
        Adjustments to reconcile net earnings to net
         cash provided by operating activities:
           Excess of earnings over
               dividends of subsidiary banks                       (15,963,918)       (2,985,413)       (1,713,407)
           Depreciation                                                 54,192            55,224            53,778
            Increase in other assets                                   (13,894)       (1,220,474)         (491,762)
           (Decrease) increase in liabilities                         (187,836)        1,202,291         1,758,948
                                                                  ------------       -----------       -----------

                  Net cash provided by operating activities         27,911,524        36,222,867        34,912,357
                                                                  ------------       -----------       -----------

      Cash flows from investing activities:
         Purchases of bank premises and equipment                      (21,371)          (43,844)          (76,598)
         Investment in and advances to subsidiaries                (28,569,433)      (19,823,558)       (5,852,378)
                                                                  ------------       -----------       -----------

                  Net cash used in investing activities            (28,590,804)      (19,867,402)       (5,928,976)
                                                                  ------------       -----------       -----------

      Cash flows from financing activities:
        Proceeds of stock issuances                                    428,176           584,903           400,323
        Cash dividends paid                                        (23,003,227)      (20,138,307)      (18,274,334)
                                                                  ------------       -----------       -----------

                  Net cash used in financing activities            (22,575,051)      (19,553,404)      (17,874,011)
                                                                  ------------       -----------       -----------

      Net increase (decrease) in cash and cash equivalents         (23,254,331)       (3,197,939)       11,109,370

      Cash and cash equivalents, beginning of year                  31,026,814        34,224,753        23,115,383
                                                                  ------------       -----------       -----------

      Cash and cash equivalents, end of year                      $  7,772,483       $31,026,814       $34,224,753
                                                                  ============       ===========       ===========


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

                                   ASSETS

       Cash and cash equivalents                        $ 3,763,765
       Investment in securities                           7,954,831
       Loans, net                                        45,689,723
       Goodwill                                           7,139,535
       Identifiable intangible asset                        359,176
       Other assets                                       3,089,372
                                                        -----------

       Total assets                                     $67,996,402
                                                        ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

       Noninterest-bearing deposits                     $ 6,509,685
       Interest-bearing deposits                         46,849,196
       Other liabilities                                  2,341,372
       Shareholders' equity                              12,296,149
                                                        -----------

       Total liabilities and shareholders' equity       $67,996,402
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

                                   ASSETS

       Cash and cash equivalents                        $15,612,964
       Investment in securities                           2,232,328
       Loans, net                                        29,390,798
       Goodwill                                           8,234,680
       Identifiable intangible asset                        432,539
       Other assets                                       1,302,651
                                                        -----------

       Total assets                                     $57,205,960
                                                        ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

       Deposits                                         $43,253,978
       Other liabilities                                    574,138
       Shareholders' equity                              13,377,844
                                                        -----------

       Total liabilities and shareholders' equity       $57,205,960
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

At closing, Clyde Financial Corporation and The Peoples State bank were merged into our wholly owned bank subsidiary, First Financial Bank, National Association, Abilene. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $13.2 million, of which approximately $1.9 million was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. The identifiable intangible asset represents the future benefit associated with the acquisition of the core deposits and is being amortized over seven years, utilizing a method that approximates the expected attrition of the deposits.

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

                                      ASSETS

       Cash and cash equivalents                                  $24,269,306
       Interest-bearing deposit in banks                            8,500,000
       Investment in securities                                    34,480,602
       Loans, net                                                  56,267,932
       Goodwill                                                    11,312,847
       Identifiable intangible asset                                1,914,606
       Other assets                                                 3,151,450
                                                                 ------------

       Total assets                                              $139,896,743
                                                                 ============


                       LIABILITIES AND SHAREHOLDERS' EQUITY

       Deposits                                                   $113,890,662
       Other liabilities                                               610,081
       Shareholders' equity                                         25,396,000
                                                                  ------------

       Total liabilities and shareholders' equity                 $139,896,743
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

Cash flow information relative to the acquisition of Clyde Financial Corporation is as follows:

    Fair value of assets acquired                                  $139,896,743
    Cash paid for the capital stock of Clyde Financial Corporation   25,396,000
                                                                   ------------

    Liabilities assumed                                            $114,500,743
                                                                   ============

We believe the proforma impact of this acquisition to the Company's financial statements is insignificant.

The main office of the former The Peoples State Bank was located in the City of Clyde, Callahan County, Texas, approximately 12 miles east of Abilene, Texas. The bank also operated offices in Moran, Ranger and Rising Star, Texas, for a total of 4 banking offices. Effective April 1, 2005, First Financial Bank, National Association, Abilene sold the Ranger and Rising Star banking offices acquired from The Peoples State Bank to another of our wholly owned banking subsidiaries, First Financial Bank, National Association, Eastland, Texas. The Ranger, Rising Star and Eastland offices are located in Eastland County. This transaction had no impact on our consolidated financial statements.

On August 10, 2005, we entered into an agreement and plan of merger with Bridgeport Financial Corporation, the parent company of The First National Bank of Bridgeport, Bridgeport, Texas. On December 1, 2005, the transaction was completed. Pursuant to the agreement, we paid $20.1 million, plus the assumption of $5.5 million in debt and trust preferred securities, for all of the outstanding shares of Bridgeport Financial Corporation.

At closing, Bridgeport Financial Corporation was merged into First Financial Bankshares of Delaware, Inc. and The First National Bank of Bridgeport was merged with our wholly owned bank subsidiary, First Financial Bank, National Association, Southlake. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $14.7 million, of which approximately $2.3 million was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. The identifiable intangible asset represents the future benefit associated with the acquisition of the core deposits and is being amortized over seven years, utilizing a method that approximates the expected attrition of the deposits.

The primary purpose of the acquisition was to expand the Company's market share near Dallas/Ft. Worth, Texas and along Interstate Highway 35 in North Central Texas. Factors that contributed to a purchase price resulting in goodwill include Bridgeport's historic record of earnings, capable management and its geographic location which complements the Company's existing service locations. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing December 1, 2005.

The following is a condensed balance sheet disclosing the preliminary estimated fair value amounts assigned to the major asset and liability categories at the acquisition date.

                                       ASSETS

    Cash and cash equivalents                                      $ 27,805,513
    Investment in securities                                         45,334,311
    Loans, net                                                       65,863,055
    Goodwill                                                         12,409,306
    Identifiable intangible asset                                     2,309,958
    Other assets                                                      7,411,284
                                                                   ------------

                  Total assets                                     $161,133,427
                                                                   ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

    Deposits                                                       $131,997,602
    Other liabilities                                                 9,084,203
    Shareholders' equity                                             20,051,622
                                                                   ------------

    Total liabilities and shareholders' equity                     $161,133,427
                                                                   ============

Goodwill recorded in the acquisition of Bridgeport will be accounted for in accordance with SFAS No. 142. Accordingly, goodwill will not be amortized, but will be tested for impairment annually. The goodwill and identifiable intangible asset recorded are expected to be deductible for federal income tax purposes.

Cash flow information relative to the acquisition of Bridgeport is as follows:

    Fair value of assets acquired                                  $161,133,427
    Cash paid for the capital stock of
     Bridgeport Financial Corporation                                20,051,622
                                                                   ------------

 Liabilities assumed                                               $141,081,805
                                                                   ============

We believe the proforma impact of this acquisition to the Company's financial statements is insignificant.

The First National Bank of Bridgeport is located in the City of Bridgeport, Wise County, Texas, approximately 35 miles northwest of Fort Worth, Texas. The bank also operated offices in Boyd and Decatur, Texas, for a total of three offices. The First National Bank of Bridgeport was established in 1907.


18.  CASH FLOW INFORMATION:
     ----------------------

Supplemental information on cash flows and noncash transactions is as follows:


                                                                           Year Ended December 31,
                                                                ---------------------------------------------
                                                                    2005             2004             2003
                                                                -----------       -----------     -----------
  Supplemental cash flow information:
    Interest paid                                               $26,964,956       $16,254,763     $17,572,092
    Federal income taxes paid                                    18,292,335        15,208,678      14,063,418

  Schedule of noncash investing and financing activities:
    Assets acquired through foreclosure                           1,289,814           147,124       1,117,256
    Loans to finance the sale of other real estate                        -         1,065,854          19,400
