Form 10-K/A
period 2005-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2006-03-02
CIK 36029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                EXPLANATORY NOTE
This Form 10-K/A has been filed solely to provide  corrected  exhibits  31.1 and
31.2 to the Company's Annual Report on Form 10-K filed February 28, 2006.










                  [Remainder of page left blank intentionally]

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST FINANCIAL BANKSHARES, INC.

Date:  March 2, 2006     By: /s/ J. Bruce Hildebrand
                            ------------------------------------------------
                            J. Bruce Hildebrand
                            Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        Name                                          Title                            Date
                        ----                                          -----                            ----

    *                                                  Chairman of the Board and Director         March 2, 2006
-----------------------------------------------
               Kenneth T. Murphy
/s/ F. SCOTT DUESER                                    President, Chief Executive Officer         March 2, 2006
-----------------------------------------------                   and Director
                F. Scott Dueser                           (Principal Executive Officer)

/s/ J. BRUCE HILDEBRAND                                Executive Vice President and Chief         March 2, 2006
-----------------------------------------------                 Financial Officer
              J. Bruce Hildebrand                       (Principal Financial Officer and
                                                          Principal Accounting Officer)
    *                                                               Director                      March 2, 2006
-----------------------------------------------
                Joseph E. Canon
    *                                                               Director                      March 2, 2006
-----------------------------------------------
                 Mac A. Coalson
    *                                                               Director                      March 2, 2006
-----------------------------------------------
                 David Copeland
    *                                                               Director                      March 2, 2006
-----------------------------------------------
               Derrell E. Johnson
    *                                                               Director                      March 2, 2006
-----------------------------------------------
                Kade L. Matthews
    *                                                               Director                      March 2, 2006
-----------------------------------------------
            Raymond A. McDaniel, Jr.
    *                                                               Director                      March 2, 2006
-----------------------------------------------
                  Bynum Miers
    *                                                               Director                      March 2, 2006
-----------------------------------------------
                James M. Parker
    *                                                               Director                      March 2, 2006
-----------------------------------------------
                 Jack D. Ramsey
    *                                                               Director                      March 2, 2006
-----------------------------------------------
                Dian Graves Stai
    *                                                               Director                      March 2, 2006
-----------------------------------------------
                 F. L. Stephens
    *                                                               Director                      March 2, 2006
-----------------------------------------------
                 Johnny Trotter

*By:     /s/  J. Bruce Hildebrand
         ------------------------------------
         J. Bruce Hildebrand
         Individually and As Attorney-in-Fact
         March 2, 2006


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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f)) for the registrant and have:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f)) for the registrant and have:

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