Form 10-K/A
period 2005-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2006-04-26
CIK 36029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 0-7674
First Financial Bankshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	75-0944023 (I.R.S. Employer Identification No.)

400 Pine Street Abilene, Texas (Address of Principal Executive Offices)	79601 (Zip Code)

Registrant’s telephone number, including area code:	(325) 627-7155
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

None	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $10.00 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $623,000,000.
     As of February 20, 2006, there were 20,714,826 shares of Common Stock outstanding.
Documents Incorporated by Reference
     Certain information called for by Part III is incorporated by reference to the Proxy Statement for the 2006 Annual Meeting of our shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.
EXPLANATORY NOTE
As previously reported, on March 2, 2006, the Company filed a Form 10-K/A solely to provide corrected exhibits 31.1 and 31.2 to the Company’s Annual Report on Form 10-K filed February 28, 2006. At the request of the Staff of the Securities and Exchange Commission, the Company is refiling such exhibits dated April 26, 2006.

     SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
Date: April 26, 2006	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
*	Chairman of the Board and Director	March 2, 2006

Kenneth T. Murphy
/s/ F. SCOTT DUESER	President, Chief Executive Officer and Director	March 2, 2006
F. Scott Dueser	(Principal Executive Officer)

/s/ J. BRUCE HILDEBRAND	Executive Vice President and Chief	March 2, 2006
J. Bruce Hildebrand	Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
*	Director	March 2, 2006

Joseph E. Canon
*	Director	March 2, 2006

Mac A. Coalson
*	Director	March 2, 2006

David Copeland
*	Director	March 2, 2006

Derrell E. Johnson
*	Director	March 2, 2006

Kade L. Matthews
*	Director	March 2, 2006

Raymond A. McDaniel, Jr.
*	Director	March 2, 2006

Bynum Miers
*	Director	March 2, 2006

James M. Parker
*	Director	March 2, 2006

Jack D. Ramsey
*	Director	March 2, 2006

Dian Graves Stai
*	Director	March 2, 2006

F. L. Stephens
*	Director	March 2, 2006

Johnny Trotter

*By:	/s/ J. Bruce Hildebrand

J. Bruce Hildebrand
Individually and As Attorney-in-Fact
April 26, 2006