Form 10-Q
period 2006-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2006-05-03
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission file number 0-7674
FIRST FINANCIAL BANKSHARES, INC.
(Exact name of registrant as Specified in its charter)

Texas	75-0944023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Pine Street, Abilene, Texas 79601
(Address of principal executive offices)
(Zip Code)
(325) 627-7155
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2006:

Class	Number of Shares Outstanding
Common Stock, $0.01 par value per share	20,717,872

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “predict”, “project”, and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:
•	General economic conditions;

•	Legislative and regulatory actions and reforms;

•	Competition from other financial institutions and financial holding companies;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	Changes in the demand for loans;

•	Fluctuations in the value of collateral and in loan reserves;

•	Inflation, interest rate, market and monetary fluctuations;

•	Changes in consumer spending, borrowing and savings habits;

•	Our ability to attract deposits;

•	Consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors; and

•	Acquisitions and integration of acquired businesses.
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
PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 2006 and 2005 and December 31, 2005, and the consolidated statements of earnings and comprehensive earnings for the three months ended March 31, 2006 and 2005, changes in shareholders’ equity for the three months ended March 31, 2006 and the year ended December 31, 2005, and cash flows for the three months ended March 31, 2006 and 2005, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,
	2006	2005	2005
ASSETS	(Unaudited)
Cash and due from banks	$111,434,103	$91,264,718	$129,563,433
Federal funds sold	132,925,000	50,950,000	120,950,000

Cash and cash equivalents	244,359,103	142,214,718	250,513,433

Interest-bearing deposits in banks	5,755,087	669,787	795,427

Investment securities:
Securities held-to-maturity (market value of $45,158,962, $86,546,691 and $54,476,828 at March 31, 2006 and 2005 and December 31, 2005, respectively)	44,035,525	84,157,749	53,162,272
Securities available-for-sale, at fair value	1,061,780,329	863,187,972	992,958,988

Total investment securities	1,105,815,854	947,345,721	1,046,121,260

Loans	1,254,972,949	1,199,117,294	1,288,604,372
Less: Allowance for loan losses	(15,115,795)	(14,409,141)	(14,719,140)

Net loans	1,239,857,154	1,184,708,153	1,273,885,232

Bank premises and equipment, net	60,932,858	53,997,309	60,093,497
Intangible assets	67,889,776	53,713,722	68,326,158
Other assets	33,508,409	25,691,741	34,092,096

TOTAL ASSETS	$2,758,118,241	$2,408,341,151	$2,733,827,103

LIABILITIES
Noninterest-bearing deposits	$608,160,815	$521,453,171	$623,155,842
Interest-bearing deposits	1,760,958,337	1,556,480,499	1,743,121,290

Total deposits	2,369,119,152	2,077,933,670	2,366,277,132
Dividends payable	4,972,372	5,275,433	4,964,781
Short-term borrowings	86,384,293	43,519,562	74,238,976
Other liabilities	17,014,054	15,047,196	12,070,407

Total liabilities	2,477,489,871	2,141,775,861	2,457,551,296

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $10 par value; authorized 40,000,000 shares; 20,717,481, 20,688,642 and 20,714,401 shares issued at March 31, 2006 and 2005 and December 31, 2005, respectively	207,174,810	206,886,420	207,144,010
Capital surplus	58,793,238	58,575,387	58,712,508
Retained earnings	25,101,205	4,913,502	19,434,606
Treasury stock (shares at cost: 148,305, 137,008 and 145,322 at March 31, 2006 and 2005, and December 31, 2005, respectively)	(2,699,856)	(2,343,079)	(2,592,413)
Deferred compensation	2,699,856	2,343,079	2,592,413
Accumulated other comprehensive income (loss)	(10,440,883)	(3,810,019)	(9,015,317)

Total shareholders’ equity	280,628,370	266,565,290	276,275,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,758,118,241	$2,408,341,151	$2,733,827,103

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$23,443,927	$18,716,027
Interest on investment securities:
Taxable	9,250,286	6,996,028
Exempt from federal income tax	2,526,205	2,381,131
Interest on federal funds sold and interest-bearing deposits in banks	1,180,486	440,806

Total interest income	36,400,904	28,533,992

INTEREST EXPENSE
Interest-bearing deposits	9,853,689	5,443,340
Other	896,235	233,881

Total interest expense	10,749,924	5,677,221

NET INTEREST INCOME	25,650,980	22,856,771
Provision for loan losses	333,251	410,167

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,317,729	22,446,604
NONINTEREST INCOME
Trust department income	1,847,453	1,714,809
Service fees on deposit accounts	5,287,802	5,017,912
ATM and credit card fees	1,439,509	1,123,419
Real estate mortgage fees	449,200	412,171
Net gain on sale of securities	—	40,806
Net gain on sale of student loans	1,409,501	1,309,229
Net gain on sale of real estate and other assets	1,068	12,021
Net gain on sale of PULSE ownership rights	—	2,979,579
Other	1,043,726	740,585

Total noninterest income	11,478,259	13,350,531

NONINTEREST EXPENSE
Salaries and employee benefits	11,388,173	9,878,781
Net occupancy expense	1,475,442	1,155,308
Equipment expense	1,705,468	1,485,738
Printing, stationery & supplies	498,156	521,085
Correspondent bank service charges	311,504	383,010
Amortization of intangible assets	226,315	102,665
Other expenses	4,905,916	5,015,094

Total noninterest expense	20,510,974	18,541,681

EARNINGS BEFORE INCOME TAXES	16,285,014	17,255,454
Income tax expense	4,817,687	5,179,455

NET EARNINGS	$11,467,327	$12,075,999

EARNINGS PER SHARE, BASIC	$0.55	$0.58

EARNINGS PER SHARE, ASSUMING DILUTION	$0.55	$0.58

DIVIDENDS PER SHARE	$0.28	$0.26

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
NET EARNINGS	$11,467,327	$12,075,999

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(2,193,178)	(8,999,185)

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	—	(40,806)

Total other items of comprehensive earnings (losses)	(2,193,178)	(9,039,991)

Income tax benefit related to other items of comprehensive earnings	767,612	3,163,997

	$10,041,761	$6,200,005

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders'
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings (Losses)	Equity
Balances at December 31, 2004	15,511,576	$155,115,760	$58,529,113	$49,834,536	(100,189)	$(2,289,729)	$2,289,729	$2,065,975	$265,545,384

Four-for-three stock split in the form of a 33% stock dividend	5,172,871	51,728,710	—	(51,728,710)	(35,298)	—	—	—	—

Net Earnings	—	—	—	44,022,980	—	—	—	—	44,022,980

Stock issuances	29,954	299,540	128,636	—	—	—	—	—	428,176

Cash dividends declared, $1.10 per share	—	—	—	(22,694,200)	—	—	—	—	(22,694,200)

Change in unrealized gain (loss) in investment securities available- for-sale, net of related income taxes	—	—	—	—	—	—	—	(10,194,926)	(10,194,926)

Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(886,366)	(886,366)

Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(9,835)	(302,684)	302,684	—	—

Additional tax benefit related to directors’ deferred compensation plan	—	—	54,759	—	—	—	—	—	54,759

Balances at December 31, 2005	20,714,401	207,144,010	58,712,508	19,434,606	(145,322)	(2,592,413)	2,592,413	(9,015,317)	276,275,807

Net Earnings (unaudited)	—	—	—	11,467,327	—	—	—	—	11,467,327

Stock issuances (unaudited)	3,080	30,800	22,781	—	—	—	—	—	53,581

Cash dividends declared, $0.28 per share (unaudited)	—	—	—	(5,800,728)	—	—	—	—	(5,800,728)

Change in unrealized gain (loss) in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(1,425,566)	(1,425,566)

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	13,689	—	—	—	—	—	13,689

Stock option expense (unaudited)	—	—	44,260	—	—	—	—	—	44,260

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,983)	(107,443)	107,443	—	—

Balances at March 31, 2006 (unaudited)	20,717,481	$207,174,810	$58,793,238	$25,101,205	(148,305)	$(2,699,856)	$2,699,856	$(10,440,883)	$280,628,370

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$11,467,327	$12,075,999
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,808,386	1,418,895
Provision for loan losses	333,251	410,167
Premium amortization, net of discount accretion	401,560	819,005
Gain on sale of assets	(1,410,569)	(4,341,635)
Deferred federal income tax benefit (expense)	(292,774)	694,581
Loans originated for resale	(48,156,759)	(46,055,401)
Proceeds from sales of loans held for resale	69,515,572	62,776,176
Decrease in other assets	1,806,908	3,026,765
Increase in other liabilities	5,001,596	90,556

Total adjustments	29,007,171	18,839,109

Net cash provided by operating activities	40,474,498	30,915,108

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) in interest-bearing deposits in banks	(4,959,660)	(179,830)
Cash paid in acquisition of common stock, net of cash acquired	—	(1,126,694)
Activity in available-for-sale securities:
Sales	—	33,721,039
Maturities	37,004,793	26,501,980
Purchases	(108,419,477)	(134,458,287)
Activity in held-to-maturity securities:
Maturities	9,125,355	6,497,500
Purchases	—	(620,000)
Net decrease in loans	13,467,204	5,641,937
Capital expenditures	(2,444,360)	(3,102,902)
Proceeds from sale of assets	349,536	3,286,406

Net cash used in investing activities	(55,876,609)	(63,838,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in noninterest-bearing deposits	(14,995,027)	(17,995,898)
Net increase (decrease) in interest-bearing deposits	17,837,047	(3,773,286)
Net increase in securities sold under agreements to repurchase	12,145,317	7,827,954
Proceeds from stock issuances	53,581	95,334
Dividends paid	(5,793,137)	(5,273,808)

Net cash used in financing activities	9,247,781	(19,119,704)

Net decrease in cash and cash equivalents	(6,154,330)	(52,043,447)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	250,513,433	194,258,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$244,359,103	$142,214,718

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$10,453,053	$5,291,361
Federal income tax paid	200,000	320,000
Assets acquired through foreclosure	278,311	482,377
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006, due to seasonality and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations.
Note 2 – Stock Split
On April 26, 2005, the Company’s Board of Directors declared a four-for-three stock split in the form of a 33% stock dividend effective for shareholders of record on May 16, 2005. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the three months ended March 31, 2005.
Note 3 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months ended March 31, 2006 and 2005, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2006 and 2005, were 20,715,484 and 20,684,392 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2006 and 2005, were 20,773,616 and 20,772,559, respectively. See Note 2 above.
Note 4- Stock Based Compensation
The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. Prior to 2006, the Company accounted for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The statement was effective January 1, 2006. The Company recorded stock option expense totaling $44,000 for the three months ended March 31, 2006, using the modified prospective method for transition to the new rules whereby grants after the implementation date, as well as unvested awards granted prior to the implementation date, are measured and accounted for under SFAS No. 123R.
The additional disclosure requirements of SFAS No. 123R have been omitted due to immateriality.
Note 5 – Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004 and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan through December 31, 2003 were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we do not expect contributions or pension expense to be significant in future years. Accordingly, no amount of net periodic benefit cost was recorded in the three months ended March 31, 2006 and 2005 as the interest cost component is generally offset with the expected return on plan assets.
The Company did not make a contribution to the pension plan during the years ended December 31, 2004 or 2005 and does not expect to make a contribution during the year ending December 31, 2006, as required by the Internal Revenue Service’s funding standards.
Note 6 – Related Party Transactions
During the three months ended March 31, 2006 and 2005, the Company sold student loans totaling approximately $47 million and $44 million, respectively, recognizing a net profit of $1.4 million and $1.3 million, respectively, to a financial institution of which an executive officer of one of our wholly owned subsidiary banks is a board member. In the opinion of management, these loan sales are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.
Note 7 – Subsequent Event
The shareholders of the Company voted at the Annual Shareholders’ Meeting held April 25, 2006 to change the par value of stock from $10.00 to $0.01 per share. In the second quarter of 2006, the Company will transfer appropriate amounts from common stock to capital surplus to reflect this change in par value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
As a multi-bank financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges on deposits. Our primary source of funding for our loans is deposits we hold in our subsidiary banks. Our largest expenses are interest on these deposits and salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios, and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.
The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2005 Annual Report on Form 10-K. On April 26, 2005, the Company’s Board of Directors declared a four-for-three stock split in the form of a 33% stock dividend effective for shareholders of record on May 16, 2005. All per share amounts in this report have been restated to reflect this stock split.
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
Our methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies”. We have developed a consistent, well- documented loan review methodology that includes allowances assigned to certain classified loans, allowances assigned based upon estimated loss factors and qualitative reserves.

The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review staff and regulatory examiners.
Our allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with SFAS 114 based on probable losses on specific loans; (ii) general reserves determined in accordance with SFAS 5 that consider historical loss rates, loan classifications and other factors; and (iii) a qualitative reserve determined in accordance with SFAS 5 based upon general economic conditions and other qualitative risk factors both internal and external to the Company. We regularly evaluate our allowance for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of the specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All nonaccrual loans rated substandard or worse and greater than $50,000 are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, a certain portion of the loan portfolio is assigned a reserve allocation percentage. The reserve allocation percentage is multiplied by the outstanding loan principal balance, less cash secured loans, government guaranteed loans and classified loans to calculate the required general reserve. The general reserve allocation percentages assigned to groups of loans consider historical loss rates, loan classifications and other factors. The qualitative reserves are determined by evaluating such things as current economic conditions and trends, changes in lending staff, policies or procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. The portion of the allowance that is not derived by the general reserve allocation percentages compensates for the uncertainty and complexity in estimating loan losses including factors and conditions that may not be fully reflected in the determination and application of the general reserve allocation percentages.
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
Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful.
Our policy requires measurement of the allowance for an impaired collateral-dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price.

Operating Results
Three-months ended March 31, 2006 and 2005
Net income for the first quarter of 2006 totaled $11.5 million, a decrease of $609 thousand or 5.0% from the same period last year. The earnings decline is the primary result of the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc., the first of which we received and recognized in income in the first quarter of 2005, in the amount of $1.9 million, net of related income tax. Excluding the gain on the special distribution in 2005, our earnings increased $1.3 million, or 13.1%, over the prior year. This increase is principally attributable to an increase in net interest income of $2.8 million, an increase in ATM and credit card fees of $316 thousand, higher service charges on deposits of $270 thousand, increased trust fees of $132 thousand and an increase in the gain on sale of student loans of $100 thousand. Offsetting these items were increases in salaries and employee benefits of $1.5 million, net occupancy expense of $320 thousand and equipment expense of $219 thousand, primarily attributable to our acquisitions. We sold approximately $47 million in student loans in the first quarter of 2006, recognizing a premium of $1.4 million. This compares to a sale of approximately $44 million in student loans, with premium recognition of $1.3 million in the first quarter of 2005. Fees from ATM and credit card transactions increased in the first quarter of 2006 over 2005 as a result of continued increased use of our debit cards.
On a basic earnings per share basis, earnings amounted to $0.55 per share for the first quarter of 2006, as compared to $0.58 per share for the first quarter of 2005. Return on average assets and return on average equity for the first quarter of 2006 amounted to 1.71% and 16.71%, respectively. For the same periods in 2005, return on average assets and return on average equity amounted to 2.04% and 18.19%, respectively.
Tax equivalent net interest income for the first quarter of 2006 amounted to $26.8 million as compared to $24.1 million for the same period last year. Our rates on interest earning assets increased approximately 59 basis points while our rates paid on deposits increased approximately 91 basis points. The increase in volume of average interest earning assets of $307.2 million together with the increase in rates to improve interest income. Average interest bearing liabilities increased $262.2 million, and coupled with the increase in rates, partially offset the increase in interest income. Average earning assets were $2.47 billion for the first quarter of 2006, which is 14.2% greater than for the first quarter of 2005. Average interest bearing liabilities were $1.85 billion for the first quarter of 2006, which is 16.6% greater than for the first quarter of 2005. The Company’s interest spread decreased to 3.81% for 2006 from 4.12% for 2005. The Company’s net interest margin was 4.41% for the first quarter of 2006, compared to 4.51% for the same period of 2005. Our net interest margin continued to decline primarily due to the proceeds from maturities of our investment securities being reinvested at lower interest rates, the overall flat interest rate curve and more aggressive pricing of our interest bearing deposits as a result of competitive pressures.
The provision for loan losses for the first quarter of 2006 totaled $333 thousand compared to $410 thousand for the same period in 2005. The decrease was due primarily to slower loan growth and overall good experience with chargeoffs. Gross chargeoffs for the quarter ended March 31, 2006 totaled $380 thousand compared to $390 thousand for the same period of 2005. Recoveries of previously charged-off loans totaling $444 thousand in the quarter ended March 31, 2006 (as compared to $187 thousand in the same period of 2005) offset the chargeoffs experienced and generated a net recovery for the quarter. On an annualized basis, net recoveries as a percentage of average loans were 0.02% for the first quarter of 2006, as compared to a

0.07% net chargeoff for the same period in 2005. The Company’s allowance for loan losses totaled $15.1 million at March 31, 2006, up $707 thousand from the balance of $14.4 million at March 31, 2005. The increased allowance is primarily due to additions from our acquisitions and changes in certain loan classifications. The Company’s allowance as a percentage of nonperforming loans amounted to 401.3% at March 31, 2006. As of March 31, 2006, management of the Company believes the Company’s balance in allowance for loan losses is adequate to provide for loans existing in its portfolio that are deemed uncollectible.
Total noninterest income for the first quarter of 2006 was $11.5 million, as compared to $13.4 million for the same period last year. The Company recognized a $3.0 million gain from the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc. in the first quarter of 2005. Trust fees totaled $1.8 million for 2006, up $132 thousand over the same period in 2005 due to increased volume of trust assets managed and improvement in overall equity markets. The market value of trust assets managed totaled $1.511 billion at March 31, 2006 compared to $1.357 billion at March 31, 2005. Service fees on deposits totaled $5.3 million for the first quarter of 2006, compared to $5.0 million for the same period of 2005, an improvement of $270 thousand. During the first quarter of 2006, the Company sold approximately $47 million in student loans, recognizing a premium of $1.4 million. In the first quarter of 2005, the Company sold approximately $44 million of its student loans, recognizing a premium of $1.3 million. The Company’s real estate mortgage fees of $449 thousand were slightly more than the $412 thousand recognized in the first quarter of 2005.
Noninterest expense for the first quarter of 2006 amounted to $20.5 million as compared to $18.5 million for the same period in 2005. Salaries and benefits expense, the Company’s largest noninterest expense item, increased 15.3% to $11.4 million in 2006, up $1.5 million over the same period in 2005. The primary causes of this increase were the increase in number of employees resulting from acquisitions, the opening of five new branches and overall pay increases effective during the first quarter. Net occupancy expense increased approximately $320 thousand, to $1.5 million, also attributable to facilities obtained through acquisitions, the opening of five new branches and to increased utility costs. Equipment expense increased $219 thousand in 2006 over 2005 due to the depreciation of new technology expenditures made in the latter part of 2005 and depreciation associated with acquisitions.
The Company’s other categories of expense decreased $80 thousand in the first quarter of 2006 compared to the first quarter of 2005. Several factors contributed to this decrease, including a decrease in printing and supplies of $23 thousand; a decrease in audit fees of $173 thousand; decreased legal, tax and professional fees of $191 thousand; and a $106 thousand decrease in advertising and public relations costs. These decreases were partially offset by a volume related increase in expenses related to ATMs and credit cards of $130 thousand (related income increased $316 thousand) and an increase in amortization of intangible assets resulting from our acquisitions of $124 thousand.
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 49.54% for the first quarter of 2005 and 53.54% for the first quarter of 2006. Excluding the effect of the Gain on Sale of PULSE EFT ownership rights, our first quarter 2005 efficiency ratio was 53.82%.
Balance Sheet Review
Total assets at March 31, 2006 amounted to $2.8 billion as compared to $2.7 billion at December 31, 2005, and $2.4 billion at March 31, 2005. Deposits totaled $2.4 billion at March 31, 2006, up only slightly over December 31, 2005 amounts. Deposits at March 31, 2005 were $2.1 billion.

Loans totaled $1.3 billion, $1.3 billion and $1.2 billion at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. As compared to March 31, 2005 amounts, loans at March 31, 2006 reflect (i) a $159 thousand increase in commercial, financial and agricultural loans; (ii) a $45.7 million increase in real estate loans; and (iii) a $10.0 million increase in consumer and student loans. Investment securities at March 31, 2006, totaled $1.1 billion as compared to $1.0 billion at year-end 2005 and $947 million at March 31, 2005. The unrealized loss in the investment portfolio at March 31, 2006, amounted to $10.4 million; the portfolio had an overall tax equivalent yield of 4.81% for the three months ended March 31, 2006. At March 31, 2006, the investment portfolio had a weighted average life of 3.55 years and modified duration of 3.05 years. At March 31, 2006, the Company did not hold any structured notes and management does not believe that their collateralized mortgage obligations have an interest, credit or other risk greater than their other investments.
Nonperforming assets at March 31, 2006, totaled $4.4 million as compared to $4.2 million at December 31, 2005. At 0.35% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.
Liquidity and Capital
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with, and sell federal funds to, our subsidiary banks. Other sources of funds include our ability to sell securities under agreements to repurchase, and an unfunded $50.0 million line of credit which matures December 31, 2006, established with a nonaffiliated bank.
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
The Company’s consolidated statements of cash flows are presented on page 8 of this report. Total equity capital amounted to $280.6 million at March 31, 2006, which was up from $276.3 million at year-end 2005 and $266.6 million at March 31, 2005. The Company’s risk-based capital and leverage ratios at March 31, 2006 were 14.54% and 8.22%, respectively. The first quarter 2006 cash dividend of $0.28 per share totaled $5.8 million and represented 50.6% of first quarter earnings.

Interest Rate Risk
Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest bearing liabilities are different. The Company’s exposure to interest rate risk is managed primarily through the Company’s strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank have an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analyses are among the ways that the subsidiary banks monitor interest rate risk. As of March 31, 2006, management estimates that, over the next twelve months, an upward shift of interest rates by 200 basis points would result in an increase in projected net interest income of 5.47% and a downward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 8.75%. These are good faith estimates and assume the composition of our interest sensitive assets and liabilities existing at March 31, 2006, will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous and sustained across the yield curve, regardless of duration or pricing characteristics of specific assets or liabilities. Also, this estimate does not contemplate any actions that we might undertake in response to changes in market interest rates. In management’s opinion, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Because interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could, in management’s belief, be different from the foregoing estimates, and such changes in results could be material.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosure regarding this market risk.
Item 4. Controls and Procedures
As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, our disclosure controls and procedures under Rule 13a — 15 and Rule 15d — 15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of March 31, 2006.
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

PART II
OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
On April 25, 2006, the annual meeting of shareholders was held in Abilene, Texas. The following directors were elected at this meeting and the respective number of votes cast for and withheld:

	Votes	Votes
Director	For	Withheld
Joseph E. Canon	16,344,613	13,052
Mac A. Coalson	16,351,001	6,664
David Copeland	16,344,841	12,824
F. Scott Dueser	16,328,064	29,601
Murray Edwards	16,336,777	20,888
Derrell E. Johnson	16,340,885	16,780
Kade L. Matthews	16,351,447	6,218
Bynum Miers	16,338,560	19,105
Kenneth T. Murphy	16,338,116	19,549
Dian Graves Stai	16,338,864	18,801
F. L. Stephens	16,350,559	7,106
Johnny E. Trotter	16,351,211	6,454
There were no votes against, abstentions or broker non-votes.
In addition, the shareholders voted to ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2006 by a vote of 16,323,421 for, 8,516 against and 25,728 abstained.
Also, the shareholders voted to adopt an Amended and Restated Certificate of Formation and voluntarily elected to adopt and become subject to the Texas Business Organization Code by a vote of 16,256,248 for, 18,973 against and 82,444 abstained. The Amended and Restated Certificate of Formation, as filed, is included herein as Exhibit 3.1.
In addition, the shareholders voted to change the par value of our common stock from $10.00 to $0.01 per share by a vote of 15,996,226 for, 194,316 against and 167,123 abstained.

Item 6. Exhibits
     The following exhibits are filed as part of this report:

*3.1	—	Amended and Restated Certificate of Formation.

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

3.3	—	Amendment to Amended and Restated Bylaws of the Registrant, dated April 27, 1994 (incorporated by reference from Exhibit 3.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

3.4	—	Amendment to Amended and Restated Bylaws of the Registrant, dated October 23, 2001 (incorporated by reference from Exhibit 3.5 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31 2004).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.2	—	Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.3	—	Executive Recognition Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-K Annual Report for year ended December 31, 2002).

10.4	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.5	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998).

10.6	—	2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders)

10.7	—	Revised Consulting Agreement dated January 1, 2006 between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.7 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2005).

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: May 2, 2006	By:	/S/ F. Scott Dueser

F. Scott Dueser President and Chief Executive Officer

Date: May 2, 2006	By:	/S/ J. Bruce Hildebrand

J. Bruce Hildebrand Executive Vice President and Chief Financial Officer