Form 10-Q
period 2006-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2006-08-01
CIK 36029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑           Accelerated filer ☐            Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2006:

Class	Number of Shares Outstanding

Common Stock, $0.01 par value per share	20,727,834

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “predict”, “project”, and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those listed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K and the following:
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
PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 2006 and 2005 and December 31, 2005, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2006 and 2005, changes in shareholders’ equity for the six months ended June 30, 2006 and the year ended December 31, 2005, and cash flows for the six months ended June 30, 2006 and 2005, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,
	2006	2005	2005
	(Unaudited)
ASSETS
Cash and due from banks	$116,909,597	$90,006,360	$129,563,433
Federal funds sold	30,950,000	40,100,000	120,950,000

Cash and cash equivalents	147,859,597	130,106,360	250,513,433

Interest-bearing deposits in banks	8,885,731	642,182	795,427

Investment securities:
Securities held-to-maturity (market value of $34,306,763, $74,823,846 and $54,476,828 at June 30, 2006 and 2005 and December 31, 2005, respectively)	33,483,736	72,694,878	53,162,272
Securities available-for-sale, at fair value	1,078,628,832	908,103,344	992,958,988

Total investment securities	1,112,112,568	980,798,222	1,046,121,260

Loans	1,293,111,362	1,192,212,166	1,288,604,372
Less: Allowance for loan losses	(15,472,923)	(14,323,245)	(14,719,140)

Net loans	1,277,638,439	1,177,888,921	1,273,885,232

Bank premises and equipment, net	60,334,441	55,216,190	60,093,497
Intangible assets	67,615,619	54,010,170	68,326,158
Other assets	40,976,582	27,162,648	34,092,096

TOTAL ASSETS	$2,715,422,977	$2,425,824,693	$2,733,827,103

LIABILITIES
Noninterest-bearing deposits	$622,993,821	$553,682,430	$623,155,842
Interest-bearing deposits	1,683,628,792	1,540,390,865	1,743,121,290

Total deposits	2,306,622,613	2,094,073,295	2,366,277,132

Dividends payable	5,322,565	5,794,998	4,964,781
Short-term borrowings	110,842,143	38,279,102	74,238,976
Other liabilities	12,864,130	13,666,859	12,070,407

Total liabilities	2,435,651,451	2,151,814,254	2,457,551,296

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value at June 30, 2006 and $10.00 at June 30 and December 31, 2005; authorized 40,000,000 shares; 20,727,734, 20,697,633 and 20,714,401 shares issued at June 30, 2006 and 2005 and December 31, 2005, respectively	207,277	206,976,330	207,144,010
Capital surplus	266,001,145	58,624,345	58,712,508
Retained earnings	30,330,988	9,688,836	19,434,606
Treasury stock (shares at cost: 150,968, 140,682 and 145,322 at June 30, 2006 and 2005, and December 31, 2005, respectively)	(2,790,346)	(2,430,529)	(2,592,413)
Deferred compensation	2,790,346	2,430,529	2,592,413
Accumulated other comprehensive income (loss)	(16,767,884)	(1,279,072)	(9,015,317)

Total shareholders’ equity	279,771,526	274,010,439	276,275,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,715,422,977	$2,425,824,693	$2,733,827,103

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$24,652,410	$19,720,515	$48,096,338	$38,436,542
Interest on investment securities:
Taxable	10,001,514	7,850,286	19,138,923	14,846,314
Exempt from federal income tax	2,541,440	2,347,554	5,067,645	4,728,685
Interest on federal funds sold and interest-bearing deposits in banks	945,316	375,793	2,238,679	816,599

Total interest income	38,140,680	30,294,148	74,541,585	58,828,140

INTEREST EXPENSE
Interest-bearing deposits	10,395,316	6,172,089	20,249,005	11,615,429
Other	1,203,119	397,045	2,099,354	630,926

Total interest expense	11,598,435	6,569,134	22,348,359	12,246,355

NET INTEREST INCOME	26,542,245	23,725,014	52,193,226	46,581,785
Provision for loan losses	389,413	323,275	722,664	733,442

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,152,832	23,401,739	51,470,562	45,848,343

NONINTEREST INCOME
Trust department income	1,833,819	1,709,077	3,681,272	3,423,886
Service fees on deposit accounts	5,658,224	5,387,971	10,945,998	10,405,883
ATM and credit card fees	1,542,216	1,224,042	2,981,725	2,347,461
Real estate mortgage fees	559,546	510,014	1,008,746	922,185
Net gain on sale of securities	—	142,878	—	183,684
Net gain on sale of student loans	489,832	349,491	1,912,243	1,658,714
Net gain on sale of PULSE ownership rights	—	513,276	—	3,492,861
Other	870,764	701,790	1,902,648	1,454,399

Total noninterest income	10,954,401	10,538,539	22,432,632	23,889,073

NONINTEREST EXPENSE
Salaries and employee benefits	11,127,571	10,112,843	22,425,739	19,991,624
Net occupancy expense	1,514,103	1,257,295	2,989,544	2,412,604
Equipment expense	1,790,090	1,487,141	3,495,558	2,972,879
Printing, stationery & supplies	512,955	495,103	1,011,111	1,016,189
Correspondent bank service charges	290,602	362,878	602,106	745,887
Amortization of intangible assets	384,740	176,118	611,056	278,783
Other expenses	5,220,310	4,970,052	10,216,204	9,985,145

Total noninterest expense	20,840,371	18,861,430	41,351,318	37,403,111

EARNINGS BEFORE INCOME TAXES	16,266,862	15,078,848	32,551,876	32,334,305
Income tax expense	4,818,760	4,474,882	9,636,447	9,654,337

NET EARNINGS	$11,448,102	$10,603,966	$22,915,429	$22,679,968

EARNINGS PER SHARE, BASIC	$0.55	$0.51	$1.11	$1.10

EARNINGS PER SHARE, ASSUMING DILUTION	$0.55	$0.51	$1.10	$1.09

DIVIDENDS PER SHARE	$0.30	$0.28	$0.58	$0.54

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET EARNINGS	$11,448,102	$10,603,966	$22,915,429	$22,679,968

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(9,733,848)	4,036,643	(11,927,026)	(4,962,542)

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	—	(142,878)	—	(183,684)

Total other items of comprehensive earnings (losses)	(9,733,848)	3,893,765	(11,927,026)	(5,146,226)

Income tax benefit (expense) related to other items of comprehensive earnings	3,406,847	(1,362,818)	4,174,459	1,801,179

COMPREHENSIVE EARNINGS	$5,121,101	$13,134,913	$15,162,862	$19,334,921

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings (Losses)	Equity
Balances at December 31, 2004	15,511,576	$155,115,760	$58,529,113	$49,834,536	(100,189)	$(2,289,729)	$2,289,729	$2,065,975	$265,545,384

Four-for-three stock split in the form of a 33% stock dividend	5,172,871	51,728,710	—	(51,728,710)	(35,298)	—	—	—	—

Net earnings	—	—	—	44,022,980	—	—	—	—	44,022,980

Stock issuances	29,954	299,540	128,636	—	—	—	—	—	428,176

Cash dividends declared, $1.10 per share	—	—	—	(22,694,200)	—	—	—	—	(22,694,200)

Change in unrealized gain (loss) in investment securities available -for-sale, net of related income taxes	—	—	—	—	—	—	—	(10,194,926)	(10,194,926)

Minimum liability pension adjustment, net of related incomes taxes	—	—	—	—	—	—	—	(886,366)	(886,366)

Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(9,835)	(302,684)	302,684	—	—

Additional tax benefit related to directors’ deferred compensation plan	—	—	54,759	—	—	—	—	—	54,759

Balances at December 31, 2005	20,714,401	$207,144,010	$58,712,508	$19,434,606	(145,322)	$(2,592,413)	$2,592,413	$(9,015,317)	$276,275,807

Change in par value of common stock from $10.00 to $0.01 (unaudited)	—	(206,971,541)	206,971,541	—	—	—	—	—	—

Net earnings (unaudited)	—	—	—	22,915,429	—	—	—	—	22,915,429

Stock issuances (unaudited)	13,333	34,808	221,537	—	—	—	—	—	256,345

Cash dividends declared, (unaudited) $0.58 per share	—	—	—	(12,019,047)	—	—	—	—	(12,019,047)

Change in unrealized gain (loss) in investment securities available -for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(7,752,567)	(7,752,567)

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)		—	—	—	(5,646)	(197,933)	197,933	—	—

Stock option expense (unaudited)	—	—	81,870	—	—	—	—	—	81,870

Additional tax benefit related to director’s deferred compensation plan (unaudited)	—	—	13,689	—	—	—	—	—	13,689

Balances at June 30, 2006 (unaudited)	20,727,734	207,277	266,001,145	30,330,988	(150,968)	(2,790,346)	2,790,346	(16,767,884)	279,771,526

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$22,915,429	$22,679,968
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,836,501	2,941,309
Provision for loan losses	722,664	733,442
Premium amortization, net of discount accretion	483,322	1,657,333
Gain on sale of assets	(1,899,413)	(5,380,449)
Deferred federal income tax benefit	(268,448)	(808,151)
Loans originated for resale	(81,568,001)	(74,493,028)
Proceeds from sales of loans held for resale	110,906,267	96,286,338
Decrease (increase) in other assets	(2,583,368)	1,035,000
Increase (decrease) in other liabilities	889,282	(1,344,661)

Total adjustments	30,518,806	20,627,133

Net cash provided by operating activities	53,434,235	43,307,101

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(8,090,304)	(152,225)
Cash paid in acquisition of common stock, net of cash acquired	—	(1,126,694)
Activity in available-for-sale securities:
Sales	—	47,015,498
Maturities	382,056,407	59,558,354
Purchases	(480,132,870)	(222,501,258)
Activity in held-to-maturity securities:
Maturities	19,674,805	17,938,709
Purchases	—	(620,000)
Net decrease (increase) in loans	(32,229,087)	6,914,080
Capital expenditures	(3,489,317)	(5,658,858)
Proceeds from sale of assets	578,564	4,564,229

Net cash used in investing activities	(121,631,802)	(94,068,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	(162,021)	14,233,361
Net decrease in interest-bearing deposits	(59,492,498)	(19,862,920)
Net increase in short-term borrowings	36,603,167	2,587,494
Proceeds from stock issuances	256,346	227,092
Dividends paid	(11,661,263)	(10,575,768)

Net cash used in financing activities	(34,456,269)	(13,390,741)

Net decrease in cash and cash equivalents	(102,653,836)	(64,151,805)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	250,513,433	194,258,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,859,597	$130,106,360

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$22,384,771	$11,660,645
Federal income tax paid	9,840,727	10,262,824
Assets acquired through foreclosure	292,139	983,142
     See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006, due to seasonality, changes in economic conditions, interest rate fluctuations and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations.
Note 2 – Stock Dividend and Change in Par Value
On April 26, 2005, the Company’s Board of Directors declared a four-for-three stock split in the form of a 33% stock dividend effective June 1, 2005. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock in the consolidated financial statements.
On April 25, 2006, the shareholders of the Company voted at the Annual Shareholders’ Meeting to change the par value of stock from $10.00 to $0.01 per share. In the three months ended June 30, 2006, the Company transferred appropriate amounts from common stock to capital surplus in the consolidated financial statements to reflect this change in par value.
Note 3 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months and six months ended June 30, 2006 and 2005, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2006 and 2005, were 20,722,054 and 20,692,904 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the six months ended June 30, 2006 and 2005, were 20,718,763 and 20,688,637, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2006 and 2005, were 20,775,448 and 20,768,007, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2006 and 2005, were 20,775,648 and 20,768,694, respectively. See Note 2 above.
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

In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The statement was effective January 1, 2006. The Company recorded stock option expense totaling $38,000 and $82,000 for the three and six months ended June 30, 2006, respectively, using the modified prospective method for transition to the new rules whereby grants after the implementation date, as well as unvested awards granted prior to the implementation date, are measured and accounted for under SFAS No. 123R.
The additional disclosure requirements of SFAS No. 123R have been omitted due to immateriality.
Note 5 – Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004 and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan through December 31, 2003 were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we do not expect contributions or pension expense to be significant in future years. Accordingly, no amount of net periodic benefit cost was recorded in the three months and six months ended June 30, 2006 and 2005 as the interest cost component is generally offset with the expected return on plan assets.
The Company did not make a contribution to the pension plan during the years ended December 31, 2004 or 2005 and does not expect to make a contribution during the year ending December 31, 2006, as permitted by the Internal Revenue Service’s funding standards.
Note 6 – Recently Issued Pronouncement
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company believes that implementation of the provisions of the new interpretation will not have a significant impact on the Company’s financial position on results of operations.

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

Operating Results
Three-months ended June 30, 2006 and 2005
Net income for the second quarter of 2006 totaled $11.45 million, an increase of $844 thousand or 8.0% from the same period last year. The 2005 earnings included the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc., the second of which we received and recognized in income in the second quarter of 2005, in the amount of $333 thousand, net of related income tax. Excluding the gain on the special distribution in 2005, our earnings increased $1.2 million, or 11.5%, over the prior year. This increase is principally attributable to an increase in net interest income of $2.8 million, an increase in ATM and credit card fees of $318 thousand, higher service charges on deposits of $270 thousand, increased trust fees of $125 thousand and an increase in the gain on sale of student loans of $140 thousand. Offsetting these items were increases in salaries and employee benefits of $1.0 million, net occupancy expense of $257 thousand and equipment expense of $303 thousand, primarily attributable to our acquisitions. Fees from ATM and credit card transactions increased $318 thousand in the second quarter of 2006 over 2005 as a result of continued increased use of our debit cards and the opening of new accounts.
On a basic earnings per share basis, earnings amounted to $0.55 per share for the second quarter of 2006, as compared to $0.51 per share for the second quarter of 2005. Return on average assets and return on average equity for the second quarter of 2006 amounted to 1.68% and 16.48%, respectively. For the same periods in 2005, return on average assets and return on average equity amounted to 1.76% and 15.70%, respectively.
Tax equivalent net interest income for the second quarter of 2006 amounted to $27.7 million as compared to $24.9 million for the same period last year. Our rates on interest earning assets increased approximately 65 basis points while our rates paid on deposits increased approximately 93 basis points. The increase in volume of average interest earning assets of $264.7 million combined with the increase in rates to improve interest income. Average interest bearing liabilities increased $210.8 million, and coupled with the increase in rates, partially offset the increase in interest income. Average earning assets were $2.473 billion for the second quarter of 2006, which is 12.0% greater than for the second quarter of 2005. Average interest bearing liabilities were $1.813 billion for the second quarter of 2006, which is 13.2% greater than for the second quarter of 2005. The Company’s interest spread decreased to 3.82% for 2006 from 4.07% for 2005. The Company’s net interest margin was 4.50% for the second quarter of 2006, compared to 4.53% for the same period of 2005. Our net interest margin continued to decline primarily due to the overall flat interest rate curve coupled with our 56% loan to deposit ratio and more aggressive pricing of our interest bearing deposits as a result of competitive pressures.
The provision for loan losses for the second quarter of 2006 totaled $389 thousand compared to $323 thousand for the same period in 2005. The increase was due primarily to loan growth and change in classification of certain loans. Gross chargeoffs for the quarter ended June 30, 2006 totaled $379 thousand compared to $552 thousand for the same period of 2005. Recoveries of previously charged-off loans totaling $347 thousand in the quarter ended June 30, 2006 (as compared to $143 thousand in the same period of 2005) offset the chargeoffs experienced. On an annualized basis, net chargeoffs as a percentage of average loans were 0.01% for the second quarter of 2006, as compared to a 0.14% net chargeoff for the same period in 2005. The Company’s allowance for loan losses totaled $15.5 million at June 30, 2006, up $1.2 million from the balance of $14.3 million at June 30, 2005. The increased allowance is primarily due to additions from our acquisitions and changes in certain loan classifications. The Company’s allowance as a percentage of nonperforming loans amounted to 370.0% at June 30, 2006. As of June 30, 2006, management of the Company believes the Company’s balance in allowance for loan losses is adequate to provide for loans existing in its portfolio that are deemed uncollectible.

Total noninterest income for the second quarter of 2006 was $10.95 million, as compared to $10.54 million for the same period last year. The Company recognized a $513 thousand gain from the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc. in the second quarter of 2005. Trust fees totaled $1.83 million for 2006, up $125 thousand over the same period in 2005 due to increased volume of trust assets managed. The market value of trust assets managed totaled $1.542 billion at June 30, 2006 compared to $1.370 billion at June 30, 2005. Service fees on deposits totaled $5.66 million for the second quarter of 2006, compared to $5.39 million for the same period of 2005, an improvement of $271 thousand. The Company’s real estate mortgage fees of $560 thousand were slightly more than the $510 thousand recognized in the second quarter of 2005.
Noninterest expense for the second quarter of 2006 amounted to $20.84 million as compared to $18.86 million for the same period in 2005. Salaries and benefits expense, the Company’s largest noninterest expense item, increased 10.0% to $11.13 million in 2006, up $1.0 million over the same period in 2005. This increase resulted primarily from the increase in number of employees resulting from acquisitions, the opening of five new branches and overall pay increases effective during the first quarter of 2006. Net occupancy expense increased approximately $257 thousand, to $1.5 million, also attributable to facilities obtained through acquisitions, the opening of new branches and to increased utility costs. Equipment expense increased $303 thousand in 2006 over 2005 due to the depreciation of new technology expenditures made in the latter part of 2005 and depreciation associated with acquisitions.
The Company’s other categories of expense increased $404 thousand in the second quarter of 2006 compared to the second quarter of 2005. Contributing to this increase were a volume related increase of $153 thousand related to ATM and credit card expenses (related income increased $318 thousand) and a $209 thousand increase in core deposit intangible asset amortization related to acquisitions. Offsetting these increases was a decrease of $72 thousand in our correspondent bank services charges.
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 53.21% for the second quarter of 2005 and 53.91% for the second quarter of 2006. Excluding the effect of the gain on sale of PULSE EFT ownership rights, our second quarter 2005 efficiency ratio was 53.99%.
Six-months ended June 30, 2006 and 2005
Net income for the first six months of 2006 totaled $22.92 million, a increase of $235 thousand or 1.0% from the same period last year. The 2005 earnings included the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc., of which we received and recognized in income in the first six-months of 2005, in the amount of $2.3 million, net of related income tax. Excluding the gain on the special distribution in 2005, our earnings increased $2.5 million, or 12.3%, over the prior year. This increase is principally attributable to an increase in net interest income of $5.6 million, an increase in ATM and credit card fees of $634 thousand, higher service charges on deposits of $540 thousand, increased trust fees of $257 thousand and an increase in the gain on sale of student loans of $253 thousand. Offsetting these items were increases in salaries and employee benefits of $2.6 million, net occupancy expense of $577 thousand and equipment expense of $523 thousand, primarily attributable to our acquisitions. We sold approximately $63 million in student loans in the first six-months of 2006, recognizing a premium of $1.9 million. This compares to a sale of approximately $56 million in student loans, with premium recognition of $1.7 million in the first six-months of 2005. Fees from ATM and credit card transactions increased in the second quarter of 2006 over 2005 as a result of continued increased use of our debit cards and an increase in number of accounts.
On a basic earnings per share basis, earnings amounted to $1.11 per share for the first six months of 2006, as compared to $1.10 per share for the second quarter of 2005. Return on average assets and return on average equity for the first six months of 2006 amounted to 1.69% and 16.59%, respectively. For the same periods in 2005, return on average assets and return on average equity amounted to 1.90% and 17.00%, respectively.
Tax equivalent net interest income for the first six months of 2006 amounted to $54.5 million as compared to $49.0 million for the same period last year. Our rates on interest earning assets increased approximately 62 basis points while our rates paid on deposits increased approximately 92 basis points. The increase in volume of average interest earning assets of $285.9 million combined with the increase in rates to improve interest income. Average interest bearing liabilities increased $234.3 million, and coupled with the increase in rates, partially offset the increase in interest income. Average earning assets were $2.472 billion for the first six months of 2006, which is 13.1% greater than for the second quarter of 2005. Average interest bearing liabilities were $1.828 billion for the first six months of 2006, which is 14.7% greater than for the second quarter of 2005. The Company’s interest spread decreased to 3.82% for 2006 from 4.10% for 2005. The Company’s net interest margin was 4.45% for the first six months of 2006, compared to 4.52% for the same period of 2005. Our net interest margin continued to decline primarily due to the overall flat interest rate curve coupled with our 56% loan to deposit ratio and more aggressive pricing of our interest bearing deposits as a result of competitive pressures.
The provision for loan losses for the first six months of 2006 totaled $722 thousand virtually unchanged from $733 thousand for the same period in 2005. Gross chargeoffs for the six months ended June 30, 2006 totaled $759 thousand compared to $943 thousand for the same period of 2005. Recoveries of previously charged-off loans totaling $791 thousand in the six months ended June 30, 2006 (as compared to $331 thousand in the same period of 2005) offset the chargeoffs experienced and generated a net recovery for the quarter. On an annualized basis, net recoveries as a percentage of average loans were 0.01% for the first six months of 2006, as compared to a 0.10% net chargeoff for the same period in 2005. The Company’s allowance for loan losses totaled $15.5 million at June 30, 2006, up $1.2 million from the balance of $14.3 million at June 30, 2005. The increased allowance is primarily due to additions from our acquisitions and changes in certain loan classifications. The Company’s allowance as a percentage of nonperforming loans amounted to 370.0% at June 30, 2006. As of June 30, 2006, management of the Company believes the Company’s balance in allowance for loan losses is adequate to provide for loans existing in its portfolio that are deemed uncollectible.
Total noninterest income for the first six months of 2006 was $22.4 million, as compared to $23.9 million for the same period last year. The Company recognized a $3.5 million gain from the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc. in the first six months of 2005. Trust fees totaled $3.7 million for 2006, up $257 thousand over the same period in 2005 due to increased volume of trust assets managed. The market value of trust assets managed totaled $1.542 billion at June 30, 2006 compared to $1.370 billion at June 30, 2005. Service fees on deposits totaled $10.9 million for the first six months of 2006, compared to $10.4 million for the same period of 2005, an improvement of $540 thousand. During the first six months of 2006, the Company sold approximately $63 million in student loans, recognizing a premium of $1.9 million. In the first six months of 2005, the Company sold approximately $56 million of its student loans, recognizing a premium of $1.7 million. ATM and credit fees increased $634 thousand to $3.0 million in the first six months of 2006 due to increased usage and an increase in the number of deposit accounts. The Company’s real estate mortgage fees of $1.0 million were slightly more than the $922 thousand recognized in 2005.

Noninterest expense for the first six months of 2006 amounted to $41.4 million as compared to $37.4 million for the same period in 2005. Salaries and employee benefits expense, the Company’s largest noninterest expense item, increased 13.1% to $22.4 million in 2006, up $2.6 million over the same period in 2005. The primary causes of this increase were the increase in number of employees resulting from acquisitions, the opening of new branches and overall pay increases effective during the first quarter of 2006. Net occupancy expense increased approximately $577 thousand, to $3.0 million, also attributable to facilities obtained through acquisitions, the opening of new branches and increased utility costs. Equipment expense increased $523 thousand in 2006 over 2005 due to the depreciation of new technology expenditures made in the latter part of 2005 and depreciation associated with acquisitions.
The Company’s other categories of expense increased $414 thousand in the first six months of 2006 compared to the first six months of 2005. Several factors contributed to this increase, including a volume related increase of $284 thousand related to ATM and credit card expenses (related income increase $634 thousand) and a $332 thousand increase in core deposit intangible asset amortization related to our acquisitions. Declines in the other categories of expenses were audit fees of $152 thousand, primarily due to increased 2005 expenses from the implementation of new compliance procedures associated with the Sarbanes-Oxley Act, correspondent bank service charges of $144 thousand and legal, tax and professional fees of $199 thousand.
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 53.73% for the first six months of 2006 and 51.32% for the first six months of 2005. Excluding the effect of the Gain on Sale of PULSE EFT ownership rights, our first six months 2005 efficiency ratio was 52.97%.
Balance Sheet Review
Total assets at June 30, 2006 amounted to $2.715 billion as compared to $2.734 billion at December 31, 2005, and $2.426 billion at June 30, 2005. Deposits totaled $2.307 billion at June 30, 2006, down $59.7 million from December 31, 2005 amounts. Deposits at June 30, 2005 were $2.094 billion.
Loans totaled $1.293 billion, $1.289 billion and $1.192 billion at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. As compared to June 30, 2005 amounts, loans at June 30, 2006 reflect (i) a $28.7 thousand increase in commercial, financial and agricultural loans; (ii) a $66.3 million increase in real estate loans; and (iii) a $6.0 million increase in consumer and student loans. Investment securities at June 30, 2006, totaled $1.112 billion as compared to $1.046 billion at year-end 2005 and $980.8 million at June 30, 2005. The unrealized loss in the investment portfolio at June 30, 2006, amounted to $21.3 million; the portfolio had an overall tax equivalent yield of 4.84% for the six months ended June 30, 2006. At June 30, 2006, the investment portfolio had a weighted average life of 3.46 years and modified duration of 2.95 years. At June 30, 2006, the Company did not hold any structured notes and management does not believe that their collateralized mortgage obligations have an interest, credit or other risk greater than their other investments.
Nonperforming assets at June 30, 2006, totaled $4.7 million as compared to $4.2 million at December 31, 2005. At 0.37% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

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
The Company’s consolidated statements of cash flows are presented on page 8 of this report. Total equity capital amounted to $279.8 million at June 30, 2006, which was up from $276.3 million at year-end 2005 and $274.0 million at June 30, 2005. The Company’s risk-based capital and leverage ratios at June 30, 2006 were 14.51% and 8.39%, respectively. The second quarter 2006 cash dividend of $0.30 per share totaled $6.22 million and represented 54.3% of second quarter earnings.
Interest Rate Risk
Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest bearing liabilities are different. The Company’s exposure to interest rate risk is managed primarily through the Company’s strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank have an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analyses are among the ways that the subsidiary banks monitor interest rate risk. As of June 30, 2006, management estimates that, over the next twelve months, an upward shift of interest rates by 200 basis points would result in an increase in projected net interest income of 5.55% and a downward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 7.24%. These are good faith estimates and assume the composition of our interest sensitive assets and liabilities existing at June 30, 2006, will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous and sustained across the yield curve, regardless of duration or pricing characteristics of specific assets or liabilities. Also, this estimate does not contemplate any actions that we might undertake in response to changes in market interest rates. In management’s opinion, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Because interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could, in management’s belief, be different from the foregoing estimates, and such changes in results could be material.
Recently Issued Pronouncement
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company believes that implementation of the provisions of the new interpretation will not have a significant impact on the Company’s financial position on results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosure regarding this market risk.
Item 4. Controls and Procedures
As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, our disclosure controls and procedures under Rule 13a-15 and Rule 15d — 15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of June 30, 2006.
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

PART II
OTHER INFORMATION
Item 6. Exhibits
     The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

3.3	—	Amendment to Amended and Restated Bylaws of the Registrant, dated April 27, 1994 (incorporated by reference from Exhibit 3.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

3.4	—	Amendment to Amended and Restated Bylaws of the Registrant, dated October 23, 2001 (incorporated by reference from Exhibit 3.5 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31 2004).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.2	—	Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.3	—	Form of Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 3, 2006).

10.4	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998).

10.5	—	2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Schedule 14A Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders)

10.6	—	Revised Consulting Agreement dated January 1, 2006 between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.7 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2005).

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
Date: August 1, 2006	By:	/S/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: August 1, 2006	By:	/S/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer