Form 10-Q
period 2006-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2006-11-01
CIK 36029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2006:

Class	Number of Shares Outstanding
Common Stock, $0.01 par value per share	20,731,687

TABLE OF CONTENTS

Item		Page
	PART I

	FINANCIAL INFORMATION

	Forward-Looking Statement Disclaimer	3

1.	Consolidated Financial Statements	3

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

3.	Quantitative and Qualitative Disclosures About Market Risk	19

4.	Controls and Procedures	19

	PART II

	OTHER INFORMATION

6.	Exhibits	20

	Signatures	21

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “predict”, “project”, and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:
•	General economic conditions, including our local and national real estate markets;

•	Legislative and regulatory actions and reforms;

•	Competition from other financial institutions and financial holding companies;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	Changes in the demand for loans;

•	Fluctuations in the value of collateral and in the allowance for loan losses;

•	Inflation, interest rate, market and monetary fluctuations;

•	Changes in consumer spending, borrowing and savings habits;

•	Our ability to attract deposits;

•	Consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors; and

•	Acquisitions and integration of acquired businesses.
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
PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 2006 and 2005 and December 31, 2005, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2006 and 2005, changes in shareholders’ equity for the nine months ended September 30, 2006 and the year ended December 31, 2005, and cash flows for the nine months ended September 30, 2006 and 2005, follow on pages 4 through 8 .

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,		December 31,
	2006	2005	2005
	(Unaudited)
ASSETS
Cash and due from banks	$104,075,844	$94,612,253	$129,563,433
Federal funds sold	13,700,000	103,500,000	120,950,000

Cash and cash equivalents	117,775,844	198,112,253	250,513,433

Interest-bearing deposits in banks	1,000,093	683,537	795,427

Investment securities:
Securities held-to-maturity (market value of $29,144,407, $65,744,972, and $54,476,828 at September 30, 2006 and 2005 and December 31, 2005, respectively)	28,204,542	63,965,757	53,162,272
Securities available-for-sale, at fair value	1,078,460,541	886,748,369	992,958,988

Total investment securities	1,106,665,083	950,714,126	1,046,121,260

Loans	1,337,314,736	1,206,972,732	1,288,604,372
Less: Allowance for loan losses	(16,498,380)	(14,374,609)	(14,719,140)

Net loans	1,320,816,356	1,192,598,123	1,273,885,232

Bank premises and equipment, net	61,066,085	56,356,456	60,093,497
Intangible assets	67,134,932	53,821,382	68,326,158
Other assets	36,878,192	25,974,763	34,092,096

TOTAL ASSETS	$2,711,336,585	$2,478,260,640	$2,733,827,103

LIABILITIES
Noninterest-bearing deposits	$631,958,156	$543,477,717	$623,155,842
Interest-bearing deposits	1,648,576,941	1,577,732,307	1,743,121,290

Total deposits	2,280,535,097	2,121,210,024	2,366,277,132
Dividends payable	5,358,758	5,797,268	4,964,781
Short-term borrowings	118,045,185	63,374,118	74,238,976
Other liabilities	14,274,470	11,561,679	12,070,407

Total liabilities	2,418,213,510	2,201,943,089	2,457,551,296

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value at September 30, 2006 and $10.00 par value at September 30, 2005 and December 31, 2005; authorized 40,000,000 shares; 20,731,455, 20,704,527 and 20,714,401 shares issued at September 30, 2006 and 2005 and December 31, 2005, respectively	207,315	207,045,270	207,144,010
Capital surplus	266,108,303	58,622,063	58,712,508
Retained earnings	35,516,312	14,654,019	19,434,606
Treasury stock (shares at cost: 151,306, 142,467 and 145,322 at September 30, 2006 and 2005, and December 31, 2005, respectively)	(2,837,163)	(2,500,375)	(2,592,413)
Deferred compensation	2,837,163	2,500,375	2,592,413
Accumulated other comprehensive income (loss)	(8,708,855)	(4,003,801)	(9,015,317)

Total shareholders’ equity	293,123,075	276,317,551	276,275,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,711,336,585	$2,478,260,640	$2,733,827,103

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$26,399,905	$20,815,514	$74,496,242	$59,252,056
Interest on investment securities:
Taxable	10,003,012	7,794,887	29,341,358	22,641,201
Exempt from federal income tax	2,609,123	2,433,238	7,676,768	7,161,923
Interest on federal funds sold and interest-bearing deposits in banks	376,153	261,714	2,415,411	1,078,313

Total interest income	39,388,193	31,305,353	113,929,779	90,133,493

INTEREST EXPENSE
Interest-bearing deposits	10,968,609	6,930,623	31,217,615	18,546,052
Other	1,716,510	557,445	3,815,864	1,188,372

Total interest expense	12,685,119	7,488,068	35,033,479	19,734,424

NET INTEREST INCOME	26,703,074	23,817,285	78,896,300	70,399,069
Provision for loan losses	1,091,000	317,400	1,813,664	1,050,842

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,612,074	23,499,885	77,082,636	69,348,227

NONINTEREST INCOME
Trust fees	1,890,960	1,728,013	5,572,232	5,151,899
Service fees on deposit accounts	5,842,811	5,481,664	16,788,810	15,887,546
ATM and credit card fees	1,576,850	1,282,908	4,558,575	3,630,369
Real estate mortgage fees	771,384	684,318	1,780,130	1,606,503
Net gain on sale of securities	60,277	46,116	60,277	229,800
Net gain on sale of student loans	186,619	95,294	2,098,863	1,754,009
Net gain on sale of PULSE ownership rights	—	401,823	—	3,894,684
Other	859,101	605,485	2,761,747	2,059,884

Total noninterest income	11,188,002	10,325,621	33,620,634	34,214,694

NONINTEREST EXPENSE
Salaries and employee benefits	10,963,042	10,058,130	33,388,781	30,049,754
Net occupancy expense	1,508,117	1,277,768	4,497,661	3,690,372
Equipment expense	1,785,746	1,543,166	5,281,304	4,516,045
Printing, stationery & supplies	536,734	474,775	1,547,844	1,490,963
Correspondent bank service charges	383,917	349,973	986,023	1,095,861
Amortization of intangible assets	447,505	186,988	1,058,560	465,771
Other expenses	5,027,966	4,833,910	15,244,172	14,819,056

Total noninterest expense	20,653,027	18,724,710	62,004,345	56,127,822

EARNINGS BEFORE INCOME TAXES	16,147,049	15,100,796	48,698,925	47,435,099
Income tax expense	4,742,288	4,338,345	14,378,735	13,992,680

NET EARNINGS	$11,404,761	$10,762,451	$34,320,190	$33,442,419

EARNINGS PER SHARE, BASIC	$0.55	$0.52	$1.66	$1.62

EARNINGS PER SHARE, ASSUMING DILUTION	$0.55	$0.52	$1.65	$1.61

DIVIDENDS PER SHARE	$0.30	$0.28	$0.88	$0.82

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET EARNINGS	$11,404,761	$10,762,451	$34,320,190	$33,442,419

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale	12,458,783	(4,145,773)	531,757	(9,108,317)

Reclassification adjustment for realized gain on investment securities included in net earnings, before income tax	(60,277)	(46,116)	(60,277)	(229,800)

Total other items of comprehensive earnings (losses)	12,398,506	(4,191,889)	471,480	(9,338,117)

Income tax (expense) benefit related to other items of comprehensive earnings	(4,339,477)	1,467,161	(165,018)	3,268,341

COMPREHENSIVE EARNINGS	$19,463,790	$8,037,723	$34,626,652	$27,372,643

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
UNAUDITED

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings (Losses)	Equity
Balances at December 31, 2004	15,511,576	$155,115,760	$58,529,113	$49,834,536	(100,189)	$(2,289,729)	$2,289,729	$2,065,975	$265,545,384

Four-for-three stock split in the form of a 33% stock dividend	5,172,871	51,728,710	—	(51,728,710)	(35,298)	—	—	—	—

Net earnings	—	—	—	44,022,980	—	—	—	—	44,022,980

Stock issuances	29,954	299,540	128,636	—	—	—	—	—	428,176

Cash dividends declared, $1.10 per share	—	—	—	(22,694,200)	—	—	—	—	(22,694,200)

Change in unrealized gain (loss) in investment securities available- for-sale, net of related income taxes	—	—	—	—	—	—	—	(10,194,926)	(10,194,926)

Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(886,366)	(886,366)

Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(9,835)	(302,684)	302,684	—	—

Additional tax benefit related to directors’ deferred compensation plan	—	—	54,759	—	—	—	—	—	54,759

Balances at December 31, 2005	20,714,401	$207,144,010	$58,712,508	$19,434,606	(145,322)	$(2,592,413)	$2,592,413	$(9,015,317)	$276,275,807

Change in par value of common stock from $10.00 to $0.01 (unaudited)	—	(206,971,541)	206,971,541	—	—	—	—	—	—

Net earnings (unaudited)	—	—	—	34,320,190	—	—	—	—	34,320,190
Stock issuances (unaudited)	17,054	34,846	279,777	—	—	—	—	—	314,623

Cash dividends declared, $0.88 per share (unaudited)	—	—	—	(18,238,484)	—	—	—	—	(18,238,484)

Change in unrealized gain (loss) in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	306,462	306,462

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(5,984)	(244,750)	244,750	—	—

Stock option expense (unaudited)	—	—	119,481	—	—	—	—	—	119,481

Additional tax benefit related to director’s deferred compensation plan (unaudited)	—	—	24,996	—	—	—	—	—	24,996

Balances at September 30, 2006 (unaudited)	20,731,455	$207,315	$266,108,303	$35,516,312	(151,306)	$(2,837,163)	$2,837,163	$(8,708,855)	$293,123,075

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$34,320,190	$33,442,419
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,907,488	4,530,838
Provision for loan losses	1,813,664	1,050,842
Premium amortization, net of discount accretion	361,066	2,477,186
Gain on sale of assets	(2,138,168)	(5,942,797)
Deferred federal income tax benefit (expense)	(209,050)	(464,707)
Loans originated for resale	(136,965,118)	(129,267,415)
Proceeds from sales of loans held for resale	146,865,833	131,545,991
Decrease (increase) in other assets	(2,851,291)	3,311,529
Increase (decrease) in other liabilities	2,348,540	(3,449,841)

Total adjustments	15,132,964	3,791,626

Net cash provided by operating activities	49,453,154	37,234,045

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(204,666)	(193,580)
Cash paid in acquisition of common stock, net of cash acquired	—	(1,126,694)
Activity in available-for-sale securities:
Sales	10,388,468	58,232,162
Maturities	1,278,582,933	688,787,697
Purchases	(1,374,299,676)	(846,415,453)
Activity in held-to-maturity securities:
Maturities	24,954,399	26,530,104
Purchases	—	(620,000)
Net decrease (increase) in loans	(56,885,678)	11,477,699
Capital expenditures	(5,857,741)	(8,196,862)
Proceeds from sale of assets	596,928	5,032,306

Net cash used in investing activities	(122,725,033)	(66,492,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	8,802,314	4,028,648
Net increase (decrease) in interest-bearing deposits	(94,544,349)	17,478,522
Net increase in short term borrowings	43,806,209	27,682,510
Proceeds from stock issuances	314,623	293,750
Dividends paid	(17,844,507)	(16,370,766)

Net cash provided by financing activities	(59,465,710)	33,112,664

Net increase (decrease) in cash and cash equivalents	(132,737,589)	3,854,088

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	250,513,433	194,258,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$117,775,844	$198,112,253

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$34,506,479	$19,058,986
Federal income tax paid	14,447,204	13,954,386
Assets acquired through foreclosure	299,639	1,002,950
Loans to finance the sale of other real estate	—	—
     See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006, due to seasonality, changes in economic conditions, interest rate fluctuations and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations.
Note 2 — Stock Dividend and Change in Par Value
On April 26, 2005, the Company’s Board of Directors declared a four-for-three stock split in the form of a 33% stock dividend effective June 1, 2005. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock in the consolidated financial statements.
On April 25, 2006, the shareholders of the Company voted at the Annual Shareholders’ Meeting to change the par value of stock from $10.00 to $0.01 per share. In the second quarter of 2006, the Company transferred appropriate amounts from common stock to capital surplus in the consolidated financial statements to reflect this change in par value.
Note 3 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months and nine months ended September 30, 2006 and 2005, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2006 and 2005, were 20,729,287 and 20,700,760 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the nine months ended September 30, 2006 and 2005, were 20,722,310 and 20,692,722, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended September 30, 2006 and 2005, were 20,788,068 and 20,782,051, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2006 and 2005, were 20,780,598 and 20,772,503, respectively. See Note 2 above.
Note 4 — Stock Based Compensation
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

In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The statement was effective January 1, 2006. The Company recorded stock option expense totaling $38,000 and $119,000 for the three and nine months ended September 30, 2006, respectively, using the modified prospective method for transition to the new rules whereby grants after the implementation date, as well as unvested awards granted prior to the implementation date, are measured and accounted for under SFAS No. 123R.
The additional disclosure requirements of SFAS No. 123R have been omitted due to immateriality.
Note 5 — Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004 and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. The Company recorded net periodic benefit cost of $100,000 in the three months and nine months ended September 30, 2006, reflecting a change in the expected long-term rate of return on the pension plan’s assets. No amount of net periodic benefit cost was recorded in the three months and nine months ended September 30, 2005.
The Company did not make a contribution to the pension plan during the years ended December 31, 2004 or 2005 and does not expect to make a contribution during the year ending December 31, 2006, as permitted by the Internal Revenue Service’s funding standards.
Note 6 — Recently Issued Pronouncements
In February 2006, SFAS No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” was issued. SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for financial instruments acquired or issued beginning January 1, 2007.
While the Company is continuing to monitor implementation issues, the Company does not believe that implementation of SFAS No. 155 will have a significant impact on the Company’s financial position or results of operations.
In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” was issued. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for the Company on January 1, 2007. The Company believes that implementation of the provisions of the new interpretation will not have a significant impact on the Company’s financial position or results of operations.
In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” was issued. SFAS No. 158 requires the recognition of the funded status of a benefit plan on the balance sheet and recognition of the adjustment necessary to record the funded status as a component of other comprehensive income, net of tax. It also requires that the benefit plan assets and obligations be measured as of the date of the Company’s financial statements and disclosure of additional information in the notes to the financial statements. The Company must implement the funding status and disclosure requirement of SFAS No. 158 in the fourth quarter of 2006 and the requirement to measure plan assets and obligations as of the date of the Company’s financial statements in fiscal 2009. Due to the Company’s frozen pension plan status, the implementation of the provisions of this new pronouncement is not expected to have a significant impact on the Company’s financial position or results of operations.

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
Our methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” We have developed a consistent, well- documented loan review methodology that includes allowances assigned to certain classified loans, allowances assigned based upon estimated loss factors and qualitative reserves.

The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review staff and regulatory examiners.
Our allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with SFAS 114 based on probable losses on specific loans; (ii) general reserves determined in accordance with SFAS 5 that consider historical loss rates, loan classifications and other factors; and (iii) a qualitative reserve determined in accordance with SFAS 5 based upon general economic conditions and other qualitative risk factors both internal and external to the Company. We continuously evaluate our allowance for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of the specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All nonaccrual loans rated substandard or worse and greater than $50,000 are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, a certain portion of the loan portfolio is assigned a reserve allocation percentage. The reserve allocation percentage is multiplied by the outstanding loan principal balance, less cash secured loans, government guaranteed loans and classified loans to calculate the required general reserve. The general reserve allocation percentages assigned to groups of loans consider historical loss rates, loan classifications and other factors. The qualitative reserves are determined by evaluating such things as current economic conditions and trends, changes in lending staff, policies or procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. The portion of the allowance that is not derived by the general reserve allocation percentages compensates for the uncertainty and complexity in estimating loan losses including factors and conditions that may not be fully reflected in the determination and application of the general reserve allocation percentages.
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

Operating Results
Three-months ended September 30, 2006 and 2005
Net income for the third quarter of 2006 totaled $11.4 million, an increase of $642 thousand or 6.0% from the same period last year. The earnings improvement resulted primarily from increases in net interest income and noninterest income. Partially offsetting these items were increases in the provision for loan losses and noninterest expenses.
On a basic earnings per share basis, earnings amounted to $0.55 per share for the third quarter of 2006, as compared to $0.52 per share for the third quarter of 2005. Return on average assets and return on average equity for the third quarter of 2006 amounted to 1.67% and 15.93%, respectively. For the same periods in 2005, return on average assets and return on average equity amounted to 1.76% and 15.61%, respectively.
Tax equivalent net interest income for the third quarter of 2006 amounted to $27.9 million as compared to $25.0 million for the same period last year. Our yield on interest earning assets increased approximately 71 basis points while our rates paid on interest bearing liabilities increased approximately 95 basis points. The increase in volume of average interest earning assets of $250.2 million combined with the increase in yields to improve interest income. Average interest bearing liabilities increased $195.4 million, and coupled with the increase in rates, partially offset the increase in interest income. Average earning assets were $2.464 billion for the third quarter of 2006, which is 11.3% greater than for the third quarter of 2005. Average interest bearing liabilities were $1.798 billion for the third quarter of 2006, which is 12.2% greater than for the third quarter of 2005. The Company’s interest spread decreased to 3.74% for 2006 from 3.95% for 2005. The Company’s net interest margin was 4.49% for the third quarter of 2006, compared to 4.48% for the same period of 2005. Our net interest margin remained stable despite a slightly inverted interest yield curve and more aggressive pricing of our interest bearing deposits as a result of competitive pressures.
The provision for loan losses for the third quarter of 2006 was $1.1 million compared to $317 thousand for the same period in 2005. The increase was due to several factors, including overall loan growth, changes in classifications of certain loans and concerns about a slowing national real estate market. Gross chargeoffs for the quarter ended September 30, 2006 totaled $272 thousand compared to $486 thousand for the same period of 2005. Recoveries of previously charged-off loans totaling $206 thousand in the quarter ended September 30, 2006 compared to $221 thousand in the same period of 2005. On an annualized basis, net chargeoffs as a percentage of average loans were 0.02% for the third quarter of 2006, as compared to a 0.09% for the same period in 2005. The Company’s allowance for loan losses totaled $16.5 million at September 30, 2006, up $2.1 million from the balance of $14.4 million at September 30, 2005. The increase in the allowance is primarily due to additions for our acquisitions and the reasons stated above for the provision increase. The Company’s allowance as a percentage of nonperforming loans amounted to 401.6% at September 30, 2006. As of September 30, 2006, management of the Company believes the Company’s allowance for loan losses is adequate to provide for loans existing in its portfolio that are deemed uncollectible.
Total noninterest income for the third quarter of 2006 was $11.2 million, as compared to $10.3 million for the same period last year. Included in noninterest income in the third quarter of 2005 was a $402 thousand gain from the final special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc. Trust fees totaled $1.9 million for 2006, up $163 thousand over the same period in 2005 due to increased volume of trust assets managed and the continued strength of the public equity markets which contributed to the appreciation in value of the trust company portfolio of which a portion of such fees are calculated. The market value of trust assets managed totaled $1.624 billion at September 30, 2006 compared to $1.414 billion at September 30, 2005. Service fees on deposit accounts totaled $5.8 million for the third quarter of 2006, compared to $5.5 million for the same period of 2005, an improvement of $361 thousand due primarily to our Bridgeport acquisition and an increase in net new accounts. The Company’s real estate mortgage fees were $771 thousand for the third quarter of 2006 which represented an increase of $87 thousand over the amount of $684 thousand recognized in the third quarter of 2005. Fees from ATM and credit card transactions increased $294 thousand in the third quarter of 2006 over 2005 as a result of the continued increase in the use of our debit cards and the opening of new accounts.

Noninterest expense for the third quarter of 2006 amounted to $20.7 million as compared to $18.7 million for the same period in 2005. Salaries and benefits expense, the Company’s largest noninterest expense item, increased 9.0% to $11.0 million in 2006, up $905 thousand over the same period in 2005. This increase resulted primarily from the addition of employees resulting from the acquisition of the Bridgeport bank, the opening of new bank branches in late 2005 in Midlothian and Granbury and overall pay increases effective during the first quarter of 2006. Net occupancy expense increased approximately $230 thousand, to $1.5 million, which was also due to facilities obtained through our acquisition, the opening of new branches and to increased utility costs. Equipment expense increased $243 thousand in 2006 over 2005 due to the depreciation of new technology expenditures made in the latter part of 2005 and depreciation associated with our acquisition and new branches.
The Company’s other categories of expense increased $550 thousand in the third quarter of 2006 compared to the third quarter of 2005. Contributing to this increase were a volume related increase of $95 thousand related to ATM and credit card expenses (related income increased $294 thousand), a $62 thousand increase in printing, stationery and supplies expense and a $261 thousand increase in core deposit intangible asset amortization related to acquisitions. Partially offsetting these increases were decreases in various other components of noninterest expense, none of which were individually significant.
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 52.99% for the third quarter of 2005 and 52.89% for the third quarter of 2006. Excluding the effect of the gain on sale of PULSE EFT ownership rights, our third quarter 2005 efficiency ratio was 53.60%.
Nine-months ended September 30, 2006 and 2005
Net income for the first nine months of 2006 totaled $34.3 million, an increase of $878 thousand or 2.6% from the same period last year. The 2005 earnings included the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc., of which we received and recognized in income in the first nine months of 2005, in the amount of $2.5 million, net of related income tax. Excluding the gain on the special distribution in 2005, our earnings increased $3.4 million, or 11.0%, over the prior year. The increase in net income was principally attributable to increases in net interest income of $8.5 million and an increase in noninterest income of $3.3 million (excluding the impact of the previously discussed special distribution). Offsetting these items was an increase in the provision for loan losses of $763 thousand and an increase in noninterest expense of $5.9 million.
On a basic earnings per share basis, earnings amounted to $1.66 per share for the first nine months of 2006, as compared to $1.62 per share for the third quarter of 2005. Return on average assets and return on average equity for the first nine months of 2006 amounted to 1.68% and 16.36%, respectively. For the same periods in 2005, return on average assets and return on average equity amounted to 1.86% and 16.46%, respectively.
Tax equivalent net interest income for the first nine months of 2006 amounted to $82.4 million as compared to $74.0 million for the same period last year. Our yield on interest earning assets increased approximately 65 basis points while our rates paid on interest bearing liabilities increased approximately 92 basis points. The increase in volume of average interest earning assets of $273.9 million combined with the increase in rates to improve interest income. Average interest bearing liabilities increased $223.9 million, and coupled with the increase in rates, partially offset the increase in interest income. Average earning assets were $2.469 billion for the first nine months of 2006, which is 12.5% greater than for the first nine months of 2005. Average interest bearing liabilities were $1.820 billion for the first nine months of 2006, which is 14.0% greater than for the first nine months of 2005. The Company’s interest spread decreased to 3.79% for 2006 from 4.06% for 2005.

The Company’s net interest margin was 4.47% for the first nine months of 2006, compared to 4.51% for the same period of 2005. Our net interest margin continued to decline primarily due to the slightly inverted interest rate yield curve coupled with our 55.83% average loan to deposit ratio and more aggressive pricing of our interest bearing deposits as a result of competitive pressures.
The provision for loan losses for the first nine months of 2006 totaled $1.8 million, an increase of $763 thousand over the provision recorded for the same period last year. The increase was due to several factors, including overall loan growth, changes in classifications of certain loans and concerns about a slowing national real estate market. Gross chargeoffs for the nine months ended September 30, 2006 totaled $1.0 million compared to $1.4 million for the same period of 2005. Recoveries of previously charged-off loans totaling $998 thousand in the nine months ended September 30, 2006 (as compared to $551 thousand in the same period of 2005) resulted in net chargeoffs of $34 thousand for the period. On an annualized basis, net chargeoffs as a percentage of average loans were 0.004% for the first nine months of 2006, as compared to 0.10% for the same period in 2005. The Company’s allowance for loan losses was $16.5 million at September 30, 2006, up $2.1 million from the balance of $14.4 million at September 30, 2005. The increase in the allowance is primarily due to additions for our acquisitions and the reasons stated above for the provision increase. The Company’s allowance as a percentage of nonperforming loans amounted to 401.6% at September 30, 2006. As of September 30, 2006, management of the Company believes the Company’s allowance for loan losses is adequate to provide for loans existing in its portfolio that are deemed uncollectible.
Total noninterest income for the first nine months of 2006 was $33.6 million, as compared to $34.2 million for the same period last year. The Company recognized a $3.9 million gain from the special distribution of proceeds from the merger of PULSE EFT Association and Discover Financial Services, Inc. in the first nine months of 2005. Trust fees totaled $5.6 million for 2006, up $420 thousand over the same period in 2005 due to an increase in the volume of trust assets managed and the continued strength of public equity markets which contributed to the appreciation in value of the trust company portfolio of which a portion of such fees are calculated. The market value of trust assets managed totaled $1.624 billion at September 30, 2006 compared to $1.414 billion at September 30, 2005. Service fees on deposit accounts totaled $16.8 million for the first nine months of 2006, compared to $15.9 million for the same period of 2005, an improvement of $901 thousand. During the first nine months of 2006, the Company sold approximately $68.7 million in student loans, recognizing a premium of $2.1 million. In the first nine months of 2005, the Company sold approximately $59.5 million of its student loans, recognizing a premium of $1.8 million. ATM and credit card fees increased $928 thousand to $4.6 million in the first nine months of 2006 due to increased usage and an increase in the number of deposit accounts. The Company’s real estate mortgage fees of $1.8 million were 10.8% higher than the $1.6 million recognized in 2005.
Noninterest expense for the first nine months of 2006 amounted to $62.0 million as compared to $56.1 million for the same period in 2005. Salaries and employee benefits expense, the Company’s largest noninterest expense item, increased 11.1% to $33.4 million in 2006, up $3.3 million over the same period in 2005. The primary causes of this increase were the addition of employees resulting from our Bridgeport acquisition, the opening of new branches and overall pay increases effective during the first quarter of 2006. Net occupancy expense increased approximately $807 thousand, to $4.5 million, also attributable to facilities obtained through acquisition, the opening of new branches and increased utility costs. Equipment expense increased $765 thousand in 2006 over 2005 due to the depreciation of new technology expenditures made in the latter part of 2005 and depreciation associated with our acquisition and new branches.

The Company’s other categories of expense increased $965 thousand in the first nine months of 2006 compared to the first nine months of 2005. Several factors contributed to this increase, including a volume related increase of $377 thousand related to ATM and credit card expenses (related income increased $928 thousand) and a $593 thousand increase in core deposit intangible asset amortization related to our acquisitions. Significant declines in the other categories of expenses included audit fees of $156 thousand, primarily due to increased 2005 expenses from the implementation of new compliance procedures associated with the Sarbanes-Oxley Act, correspondent bank service charges of $110 thousand and legal and professional fees of $197 thousand.
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 53.45% for the first nine months of 2006 and 51.87% for the first nine months of 2005. Excluding the effect of the Gain on Sale of PULSE EFT ownership rights, our first nine months 2005 efficiency ratio was 53.80%.
Balance Sheet Review
Total assets at September 30, 2006 amounted to $2.711 billion as compared to $2.734 billion at December 31, 2005, and $2.478 billion at September 30, 2005. Deposits totaled $2.280 billion at September 30, 2006, down $85.7 million from December 31, 2005 amounts. Deposits at September 30, 2005 were $2.121 billion. Short-term borrowings were $118.0 million at September 30, 2006 compared to $74.2 million and $63.4 million at December 31, 2005 and September 30, 2005, respectively. Included in short-term borrowings at September 30, 2006 were $100.2 million in securities sold under repurchase agreements. These borrowings are generally with significant customers of the Company that require short-term liquidity for their funds.
Loans totaled $1.337 billion, $1.289 billion and $1.207 billion at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. As compared to September 30, 2005 amounts, loans at September 30, 2006 reflect (i) a $23.2 million increase in commercial, financial and agricultural loans; (ii) a $101.0 million increase in real estate loans; and (iii) a $6.0 million increase in consumer and student loans.
Investment securities at September 30, 2006, totaled $1.107 billion as compared to $1.046 billion at year-end 2005 and $950.7 million at September 30, 2005. The unrealized loss in the investment portfolio at September 30, 2006, amounted to $8.0 million; the portfolio had an overall tax equivalent yield of 4.88% at September 30, 2006. At September 30, 2006, the investment portfolio had a weighted average life of 3.26 years and modified duration of 2.83 years. At September 30, 2006, the Company did not hold any structured notes; and, management does not believe that their collateralized mortgage obligations have an interest, credit or other risk greater than their other investments.
Nonperforming assets at September 30, 2006, totaled $4.7 million as compared to $4.2 million at December 31, 2005. At 0.35% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

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
The Company’s consolidated statements of cash flows are presented on page 8 of this report. Total equity capital amounted to $293.1 million at September 30, 2006, which was up from $276.3 million at year-end 2005 and at September 30, 2005. The Company’s Tier 1 risk-based capital and leverage ratios at September 30, 2006 were 14.72% and 8.91%, respectively. The third quarter 2006 cash dividend of $0.30 per share totaled $6.2 million and represented 54.5% of third quarter earnings.
Interest Rate Risk
Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest bearing liabilities are different. The Company’s exposure to interest rate risk is managed primarily through the Company’s strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank have asset/liability committees which monitor interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analyses are among the ways that the subsidiary banks monitor interest rate risk. As of September 30, 2006, management estimates that, over the next twelve months, an upward shift of interest rates by 200 basis points would result in an increase in projected net interest income of 6.37% and a downward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 8.45%. These are good faith estimates and assume the composition of our interest sensitive assets and liabilities existing at September 30, 2006, will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous and sustained across the yield curve, regardless of duration or pricing characteristics of specific assets or liabilities. Also, this estimate does not contemplate any actions that we might undertake in response to changes in market interest rates. In management’s opinion, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Because interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could, in management’s belief, be different from the foregoing estimates, and such changes in results could be material.
Recently Issued Pronouncements
In February 2006, SFAS No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” was issued. SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for financial instruments acquired or issued beginning January 1, 2007.
While the Company is continuing to monitor implementation issues, the Company does not believe that implementation of SFAS No. 155 will have a significant impact on the Company’s financial position or results of operations.
In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” was issued. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for the Company on January 1, 2007. The Company believes that implementation of the provisions of the new interpretation will not have a significant impact on the Company’s financial position or results of operations.
In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” was issued. SFAS No. 158 requires the recognition of the funded status of a benefit plan on the balance sheet and recognition of the adjustment necessary to record the funded status as a component of other comprehensive income, net of tax. It also requires that the benefit plan assets and obligations be measured as of the date of the Company’s financial statements and disclosure of additional information in the notes to the financial statements. The Company must implement the funding status and disclosure requirement of SFAS No. 158 in the fourth quarter of 2006 and the requirement to measure plan assets and obligations as of the date of the Company’s financial statements in fiscal 2009. Due to the Company’s frozen pension plan status, the implementation of the provisions of this new pronouncement is not expected to have a significant impact on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosure regarding this market risk.
Item 4. Controls and Procedures
As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, our disclosure controls and procedures under Rule 13a-15 and Rule 15d — 15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of September 30, 2006.
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

PART II
OTHER INFORMATION
Item 6. Exhibits
     The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

3.3	—	Amendment to Amended and Restated Bylaws of the Registrant, dated April 27, 1994 (incorporated by reference from Exhibit 3.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

3.4	—	Amendment to Amended and Restated Bylaws of the Registrant, dated October 23, 2001 (incorporated by reference from Exhibit 3.5 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31 2004).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.2	—	Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.3	—	Form of Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 3, 2006).

10.4	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998).

10.5	—	2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Schedule 14A Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders)

10.6	—	Revised Consulting Agreement dated January 1, 2006 between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.7 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2005).

10.7	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed December 31, 2004).

10.8	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: November 1, 2006	By:	/S/ F. Scott Dueser

F. Scott Dueser
President and Chief Executive Officer

Date: November 1, 2006	By:	/S/ J. Bruce Hildebrand

J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer