Form 10-K
period 2006-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2007-02-26
CIK 36029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 0-7674
First Financial Bankshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	75-0944023 (I.R.S. Employer Identification No.)

400 Pine Street Abilene, Texas (Address of Principal Executive Offices)	79601 (Zip Code)

Registrant’s telephone number, including area code:	(325) 627-7155
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $707,000,000.
     As of February 23, 2007, there were 20,750,509 shares of Common Stock outstanding.
Documents Incorporated by Reference
     Certain information called for by Part III is incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of our shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

 i

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” and the following:
•	General economic conditions, including our local and national real estate markets;

•	Legislative and regulatory actions and reforms;

•	Competition from other financial institutions and financial holding companies;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	Changes in the demand for loans;

•	Fluctuations in value of collateral and loan reserves;

•	Inflation, interest rate, market and monetary fluctuations;

•	Changes in consumer spending, borrowing and savings habits;

•	Our ability to attract deposits;

•	Consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors; and

•	Acquisitions and integration of acquired businesses.
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

Through our wholly-owned Delaware subsidiary, First Financial Bankshares of Delaware, Inc., we own ten banks, a trust company and a technology operating company, all organized and located in Texas. These subsidiaries are:
•	First Financial Bank, National Association, Abilene, Texas;

•	First Technology Services, Inc., Abilene, Texas;

•	First Financial Trust & Asset Management Company, National Association, Abilene, Texas;

•	Hereford State Bank, Hereford, Texas;

•	First National Bank, Sweetwater, Texas;

•	First Financial Bank, National Association, Eastland, Texas;

•	First Financial Bank, National Association, Cleburne, Texas;

•	First Financial Bank, National Association, Stephenville, Texas;

•	San Angelo National Bank, San Angelo, Texas;

•	Weatherford National Bank, Weatherford, Texas;

•	First Financial Bank, National Association, Southlake, Texas; and

•	City National Bank, Mineral Wells, Texas.
     Through our subsidiary banks, we conduct a full-service commercial banking business. Our service centers are located primarily in North Central and West Texas. Considering the branches and locations of all our subsidiaries, as of December 31, 2006, we had 44 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, two locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Clyde, Moran, Midlothian and Glen Rose.
     Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Accordingly, each of our ten separately chartered banks operates with local boards of directors, local bank presidents and local decision-making. However, we have consolidated many of the backroom operations, such as investment securities, accounting, check processing, technology and employee benefits, which improves the local bank’s efficiency and frees the local bank management to concentrate on serving the banking needs of the local community. We call this our “one bank, ten charters” concept.
     Although many of our competitors branch across state lines, we have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With nearly 23 million residents, Texas has more people than any other state except California. The population of Texas grew 9.6 percent from 2000-2005, nearly double the national rate, according to the U.S. Census Bureau. Many of the communities in which we operate are growing faster than the statewide average, as shown below:
Population Growth 2000-2005*

Bridgeport and Wise County	16.2%
Fort Worth/Tarrant County	12.1%
Cleburne, Midlothian, Johnson County	15.4%
Weatherford, Willow Park, Aledo	16.2%
Granbury and Hood County	16.6%

*	Source: U.S. Census Bureau
     These economies include dynamic centers of higher education, agriculture, energy and natural resources, healthcare, tourism, retirement living, manufacturing and distribution. Because there are many growth opportunities in Texas, we do not believe it is necessary to look outside the state. Additionally, we prefer to focus on the areas where we have historically done business: the economies in the Central, West and High Plains regions of Texas.
     We have also largely foregone the larger metropolitan areas of Texas. Our “community matters” way of doing business works best for us in small and mid-size markets, where we can play a prominent role in the economic, civic and cultural life of the community. Our goal is to serve these communities well and to experience growth as these markets continue to expand. In many instances, banking competition is also less fierce in smaller markets, making it easier for us to operate rationally and attract and retain high-caliber employees who prefer not only our community-banker concept but the high quality of life in smaller cities.

     Over the years, we have grown three ways: by growing our banks internally, through opening new branch locations and by acquisition of other banks. During the past decade, since the beginning of 1996, we have completed ten bank acquisitions and more than doubled total assets from $1.26 billion to $2.85 billion. We have also established a trust and asset management company and a technology services company, both of which operate as subsidiaries of First Financial Bankshares. Looking ahead, we will continue to grow locally by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, so we can serve our customers more conveniently, and we are always cultivating relationships with other Texas bankers who may have an interest in being acquired by us at some point in the future.
     When targeting a bank for acquisition, the bank generally needs to be in the type of community that fits our profile. We like growing communities with good amenities – schools, infrastructure, commerce and lifestyle. We prefer non-metropolitan markets, either within a 50-mile radius of the Dallas/Fort Worth metroplex or along the Interstate 35 and 20 corridors in Texas. Banks in the $100 million to $250 million asset size fit our “sweet spot” for acquisition, but we will consider banks that are larger or smaller, or that are in other areas of Texas if we believe they would be a good fit to our existing Company.
     Information on our revenues, profits and losses and total assets appears in the discussion of our Results of Operations contained in Item 7 hereof.
First Financial Bankshares, Inc.
     We provide management and technical resources and policy direction to our subsidiaries, which enable them to improve or expand their banking services while continuing their local activity and identity. Each of our subsidiaries operates under the day-to-day management of its own board of directors and officers, with substantial authority in making decisions concerning their own loan decisions, interest rates, service charges and marketing. We provide resources and policy direction in, among other things, the following areas:
•	asset and liability management;

•	investments, accounting, budgeting, planning, risk management, loan review, human resources and insurance;

•	capitalization; and

•	regulatory compliance.
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
Services Offered by Our Subsidiary Banks
     Each of our subsidiary banks is a separate legal entity that operates under the day-to-day management of its own board of directors and officers. Each of our subsidiary banks provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, transmitting funds, and performing other customary commercial banking services. We also conduct full service trust activities through First Financial Trust & Asset Management Company, National Association. Through this trust company, we administer all types of retirement and employee benefit accounts which include 401(k) profit sharing plans and IRAs. We also offer personal trust services which include the administration of estates, testamentary trusts, revocable and irrevocable trusts, and agency accounts. In addition, First Financial Bank, National Association, Abilene, and San Angelo National Bank provide securities brokerage services through arrangements with an unrelated third party.

Competition
     Commercial banking in Texas is highly competitive, and because we hold less than 1% of the state’s deposits, we represent only a minor segment of the industry. To succeed in this industry, we believe that our banks must have the capability to compete in the areas of (1) interest rates paid or charged; (2) scope of services offered; and (3) prices charged for such services. Our subsidiary banks compete in their respective service areas against highly competitive banks, thrifts, savings and loan associations, small loan companies, credit unions, mortgage companies, insurance companies, and brokerage firms, all of which are engaged in providing financial products and services and some of which are larger than our subsidiary banks in terms of capital, resources and personnel.
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
Employees
     With our subsidiary banks we employed approximately 975 full-time equivalent employees at December 31, 2006. Our management believes that our employee relations have been and will continue to be good.
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

The Gramm-Leach-Bliley Act, which took effect on March 12, 2000, dismantled many Depression-era restrictions against affiliation between banking, securities and insurance firms by permitting bank holding companies to engage in a broader range of financial activities, so long as certain safeguards are observed. Specifically, bank holding companies may elect to become “financial holding companies” that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. Thus, with the enactment of the Gramm-Leach-Bliley Act, banks, securities firms and insurance companies find it easier to acquire or affiliate with each other and cross-sell financial products. The Act permits a single financial services organization to offer a more complete array of financial products and services than historically was permitted.
     A financial holding company is essentially a bank holding company with significantly expanded powers. Under the Gramm-Leach-Bliley Act, in addition to traditional lending activities, the following activities are among those that will be deemed “financial in nature” for financial holding companies: securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, activities which the Federal Reserve Board determines to be closely related to banking, and certain merchant banking activities.
     We elected to become a financial holding company in September 2001. As a financial holding company, we have very broad discretion to affiliate with securities firms and insurance companies, make merchant banking investments, and engage in other activities that the Federal Reserve Board has deemed financial in nature. In order to continue as a financial holding company, we must continue to be well-capitalized, well-managed and maintain compliance with the Community Reinvestment Act. Depending on the types of financial activities that we may elect to engage in, under Gramm-Leach-Bliley’s fractional regulation principles, we may become subject to supervision by additional government agencies. The election to be treated as a financial holding company increases our ability to offer financial products and services that historically we were either unable to provide or were only able to provide on a limited basis. As a result, we will face increased competition in the markets for any new financial products and services that we may offer. Likewise, an increased amount of consolidation among banks and securities firms or banks and insurance firms could result in a growing number of large financial institutions that could compete aggressively with us.
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
     National Banking Associations. Banks organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency, or OCC. The OCC supervises, regulates and regularly examines First Financial Bank, National Association, Abilene, First National Bank, Sweetwater, First Financial Bank, National Association, Cleburne, First Financial Bank, National Association, Eastland, San Angelo National Bank, Weatherford National Bank, First Financial Bank, National Association, Southlake, First Financial Bank, National Association, Stephenville and City National Bank, Mineral Wells, as well as First Financial Trust & Asset Management Company, National Association and First Technology Services, Inc. The OCC’s supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act:

•	requires each national banking association to maintain reserves against deposits,

•	restricts the nature and amount of loans that may be made and the interest that may be charged, and

•	restricts investments and other activities.
     State Banks. Banks that are organized as state banks under Texas law are subject to regulation and examination by the Banking Commissioner of the State of Texas. The Commissioner regulates and supervises, and the Texas Banking Department regularly examines our one subsidiary state bank, Hereford State Bank. The Commissioner’s supervision and regulation of banks is primarily designed to protect the interests of depositors. Texas law
•	requires each state bank to maintain reserves against deposits,

•	restricts the nature and amount of loans that may be made and the interest that may be charged, and

•	restricts investments and other activities.
     Because Hereford State Bank is a member of the FDIC, it is also subject to regulation at the federal level by the FDIC, and is subject to most of the federal laws described below.
Deposit Insurance
     Each of our subsidiary banks is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions and generally does not exceed $100,000 per depositor. Our subsidiary banks must pay assessments to the FDIC under a risk-based assessment system for federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to their respective deposit insurance fund) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U.S. Treasury, the Federal Financing Bank and the Bank Insurance Fund member banks. As of December 31, 2006, the assessment rate for each of our subsidiary banks is at the lowest level risk-based premium available.
     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, or FIRREA, an FDIC-insured depository institution can be held liable for any losses incurred by the FDIC in connection with (1) the “default” of one of its FDIC-insured subsidiaries or (2) any assistance provided by the FDIC to one of its FDIC-insured subsidiaries “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.
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

     Each state bank that is a member of the Federal Reserve System and each national banking association is required by federal law to obtain the prior approval of the Federal Reserve Board and the OCC, respectively, to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).
     Our subsidiary banks paid aggregate dividends of approximately $40.0 million in 2006 and approximately $29.3 million in 2005. Under the dividend restrictions discussed above, as of December 31, 2006, our subsidiary banks, without obtaining regulatory approvals, could have declared in the aggregate additional dividends of approximately $26.9 million from retained net profits.
     To pay dividends, we and our subsidiary banks must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve Board and the OCC have each indicated paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends to the extent net income is sufficient to cover both cash dividends and a rate of earnings retention consistent with capital needs, asset quality and overall financial condition. No undercapitalized institution may pay a dividend.
Affiliate Transactions
     The Federal Reserve Act, the FDIA and the rules adopted under these statutes restrict the extent to which we can borrow or otherwise obtain credit from, or engage in certain other transactions with, our depository subsidiaries. These laws regulate “covered transactions” between insured depository institutions and their subsidiaries, on the one hand, and their nondepository affiliates, on the other hand. “Covered transactions” include a loan or extension of credit to a nondepository affiliate, a purchase of securities issued by such an affiliate, a purchase of assets from such an affiliate (unless otherwise exempted by the Federal Reserve Board), an acceptance of securities issued by such an affiliate as collateral for a loan, and an issuance of a guarantee, acceptance, or letter of credit for the benefit of such an affiliate. The “covered transactions” that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of “covered transactions” cannot exceed ten percent of the capital stock and the surplus of the insured depository institution; and (2) in the case of all affiliates, the aggregate amount of “covered transactions” cannot exceed twenty percent of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute “covered transactions” must be collateralized in prescribed amounts. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Finally, when we and our subsidiary banks conduct transactions internally among us, we are required to do so at arm’s length.
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
•	The loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with us or the subsidiary banks;

•	The subsidiary banks must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with us or the subsidiary banks; and

•	The loans must not involve a greater than normal risk of non-payment or include other features not favorable to the bank.
     Furthermore, each subsidiary bank must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O. Each loan to directors or other insiders must be pre-approved by the bank’s board of directors with the applicable director abstaining from voting.
Capital
     Bank Holding Companies and Financial Holding Companies. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and financial holding companies. The ratio of total capital to risk weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) must be a minimum of eight percent. At least half of the total capital is to be composed of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill, which is collectively referred to as Tier 1 Capital. The remainder of total capital may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.
     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill and core deposit intangibles). As of December 31, 2006, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 14.35%; (2) Total Capital to Risk-Weighted Assets Ratio, 15.32%; and (3) Tier 1 Capital Leverage Ratio, 8.87%.
     Banks. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established five capital tiers with respect to depository institutions: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a “well-capitalized” institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be “adequately capitalized,” it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be “undercapitalized,” it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution’s composite rating is 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be “significantly undercapitalized,” it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be “critically undercapitalized,” it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take “prompt corrective action” against depository institutions that do not meet minimum capital requirements. Under current regulations, we were “well capitalized” as of December 31, 2006 at all of our subsidiary banks.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be “undercapitalized.” An “undercapitalized” institution must develop a capital restoration plan and its parent holding company must guarantee that institution’s compliance with such plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the institution’s assets at the time it became “undercapitalized” or the amount needed to bring the institution into compliance with all capital standards. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. If a depository institution fails to submit an acceptable capital restoration plan, it shall be treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. Finally, FDICIA requires the various regulatory agencies to set forth certain standards that do not relate to capital. Such standards relate to the safety and soundness of operations and management and to asset quality and executive compensation, and permit regulatory action against a financial institution that does not meet such standards.
     If an insured bank fails to meet its capital guidelines, it may be subject to a variety of other enforcement remedies, including a prohibition on the taking of brokered deposits and the termination of deposit insurance by the FDIC. Bank regulators continue to indicate their desire to raise capital requirements beyond their current levels.
     In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Texas Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank’s business, its total revenue, and the bank’s total assets. As of December 31, 2006, each of our Texas-chartered banks exceeded the minimum ratios applied to it.
Our Support of Our Subsidiary Banks
     Under Federal Reserve Board policy, we are expected to commit resources to act as a source of strength to support each of our subsidiary banks. This support may be required at times when, absent such Federal Reserve Board policy, we would not otherwise be required to provide it. In addition, any loans we make to our subsidiary banks would be subordinate in right of payment to deposits and to other indebtedness of our banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and be subject to a priority of payment.
     Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require the bank’s shareholders to pay the deficiency on a pro-rata basis. If any shareholder refuses to pay the pro-rata assessment after three months notice, then the bank’s board of directors must sell an appropriate amount of the shareholder’s stock at a public auction to make up the deficiency. To the extent necessary, if a deficiency in capital still exists and the bank refuses to go into liquidation, then a receiver may be appointed to wind up the bank’s affairs. Additionally, under the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default) our other banking subsidiaries may be assessed for the FDIC’s loss.
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
Community Reinvestment Act of 1977
     The Community Reinvestment Act of 1977, or CRA, subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. These ratings are “Outstanding”, “Satisfactory”, “Needs Improvement” and “Substantial Non-Compliance.” Institutions with ratings lower than “Satisfactory” may be restricted from engaging in the aforementioned activities. We believe our subsidiary banks have taken significant actions to comply with the CRA, and each has received at least a “satisfactory” rating in its most recent review by federal regulators with respect to its compliance with the CRA.
Monitoring and Reporting Suspicious Activity
     Under the Bank Secrecy Act, IRS rules and other regulations, we are required to monitor and report unusual or suspicious account activity as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:
•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.
     Under the USA PATRIOT Act, financial institutions are also required to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:
•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.
     In addition, under the USA PATRIOT Act, the Secretary of the Treasury has adopted rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the Gramm- Leach-Bliley Act that are discussed below.

Finally, under the regulations of the Office of Foreign Asset Control, we are required to monitor and block transactions with certain “specially designated nationals” who OFAC has determined pose a risk to U.S. national security.
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
     Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution’s ability to disclose nonpublic personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank’s information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third party for use in marketing.
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
Available Information
     We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission’s web site at http://www.sec.gov. Our web site is http://www.ffin.com. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed them with the SEC. Our corporate governance guidelines, including our code of conduct applicable to all our employees, officers and directors, as well as the charters of our audit and nominating committees, are available at www.ffin.com. The foregoing information is also available in print to any shareholder who requests it. Except as explicitly provided, information on any web site is not incorporated into this Form 10-K or our other securities filings and is not a part of them.
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
Our Business Faces Unpredictable Economic Conditions
     General economic conditions impact the banking industry. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends somewhat on factors beyond our control, including:
•	general economic conditions, including national and local real estate markets;

•	the supply of and demand for investable funds;

•	demand for loans;

•	interest rates; and

•	federal, state and local laws affecting these matters.

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
Our Operations Are Significantly Affected By Interest Rate Levels
     Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are affected by changes in general interest rate levels, which are currently rising and by other economic factors beyond our control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which our assets and liabilities reprice. Although we have implemented strategies which we believe reduce the potential effects of changes in interest rates on our results of operations, these strategies may not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their credit costs since most of our loans have adjustable interest rates that reset periodically. Any of these events could adversely affect our results of operations or financial condition.
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
We Rely Heavily On Our Management Team, And The Unexpected Loss of Key Management May Adversely Affect Our Operations
     Our success to date has been strongly influenced by our ability to attract and to retain senior management experienced in banking in the markets we serve. Our ability to retain executive officers and the current management teams will continue to be important to successful implementation of our strategies. We do not have employment agreements with these key employees other than severance agreements in the event of a change of control and a confidential information, non-solicitation and non-competition agreement related to our stock options. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.
Although Publicly Traded, Our Common Stock Does Not Have A Significant Amount Of Trading Liquidity.
     A relatively small percentage of our outstanding common stock is actively traded on the Nasdaq Global Select Market. The risks of low liquidity include increased volatility of the price of our common stock. Low liquidity may also limit holders of our common stock in their ability to sell or transfer our shares at the price, time and quantity desired.
Breakdowns In Our Internal Controls And Procedures Could Have An Adverse Effect On Us
     We believe our internal control system as currently documented and functioning is adequate to provide reasonable assurance over our internal controls. Nevertheless, because of the inherent limitation in administering a cost effective control system, misstatements due to error or fraud may occur and not be detected. Breakdowns in our internal controls and procedures could occur in the future, and any such breakdowns could have an adverse effect on us. See “Item 9A – Controls and Procedures” for additional information.
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
System Failure Or Breaches Of Our Network Security Could Subject Us To Increased Operating Costs As Well As Litigation And Other Liabilities
     The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us against damage from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and inhibit potential customers. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.

ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
     Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in a building owned by First Financial Bank, National Association, Abilene. The lease of approximately 3,300 square feet of space expires December 31, 2010. The lease of approximately 1,135 square feet of space expired May 31, 2006. We are continuing to lease this same space under the same terms, on a month-to-month basis. Our subsidiary banks collectively own 37 banking facilities, some of which are detached drive-ins, and also lease seven banking facilities and 13 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiary banks’ requirements for the foreseeable future.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock, par value $0.01 per share, is traded on the Nasdaq Global Select Market under the trading symbol FFIN. See “Item 8—Financial Statements and Supplementary Data—Quarterly Financial Data” for the high, low and closing sales prices as reported by the Nasdaq National Market for our common stock for the periods indicated.
Record Holders
     As of February 1, 2007, we had approximately 1,600 shareholders of record.
Dividends
     See “Item 8—Financial Statements and Supplementary Data—Quarterly Results of Operations” for the frequency and amount of cash dividends paid by us. Also, see “Item 1 – Business – Supervision and Regulation – Payment of Dividends” and “Item 7 – Management’s Discussion and Analysis of the Financial Condition and Results of Operations – Liquidity – Dividends” for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

     PERFORMANCE GRAPH
          The following performance graph compares cumulative total shareholder return for our common stock, the Russell 3000 Index, and the SNB Banks Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $1 billion to $5 billion in total assets, for a five-year period (December 31, 2001 to December 31, 2006). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2001, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represents the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
First Financial Bankshares, Inc.	100.00	130.93	183.22	206.28	222.09	273.54
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35
SNL Bank $1B-$5B	100.00	115.44	156.98	193.74	190.43	220.36
Source : SNL Financial LC, Charlottesville, VA

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data presented below as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. The amounts related to shares of our common stock have been adjusted to give effect to all stock dividends and stock splits. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated information required to be disclosed by the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$154,494	$123,944	$99,973	$95,285	$104,286
Interest expense	48,628	28,757	16,077	17,131	24,380

Net interest income	105,866	95,187	83,896	78,154	79,906
Provision for loan losses	2,061	1,320	1,633	1,178	2,370
Noninterest income	44,668	44,180	38,823	34,109	30,129
Noninterest expense	83,136	75,649	66,128	61,154	59,082

Earnings before income taxes	65,337	62,398	54,958	49,931	48,583
Income tax expense	19,308	18,375	15,787	14,626	14,630

Net earnings	$46,029	$44,023	$39,171	$35,305	$33,953

Per Share Data:
Net earnings per share, basic	$2.22	$2.13	$1.90	$1.71	$1.65
Net earnings per share, assuming dilution	2.21	2.12	1.89	1.70	1.64
Cash dividends declared	1.18	1.10	1.00	0.91	0.81
Book value at period-end	14.51	13.34	12.84	12.19	11.59
Earnings performance ratios:
Return on average assets	1.68%	1.80%	1.82%	1.75%	1.78%
Return on average equity	16.20	16.17	15.09	14.40	14.97
Summary Balance Sheet Data (Period-end):
Investment securities	$1,129,313	$1,046,121	$854,334	$910,302	$772,256
Loans	1,373,735	1,288,604	1,164,223	987,523	964,040
Total assets	2,850,165	2,733,827	2,315,224	2,092,571	1,993,183
Deposits	2,384,024	2,366,277	1,994,312	1,796,271	1,711,562
Total liabilities	2,549,263	2,457,551	2,049,679	1,841,085	1,754,415
Total shareholders’ equity	300,901	276,276	265,545	251,487	238,768
Asset quality ratios:
Allowance for loan losses/period-end loans	1.18%	1.14%	1.19%	1.17%	1.16%
Nonperforming assets/period-end loans plus foreclosed assets	0.30	0.33	0.43	0.32	0.44
Net charge offs/average loans	0.04	0.10	0.12	0.09	0.19
Capital ratios:
Average shareholders’ equity/average assets	10.38%	11.11%	12.08%	12.13%	11.89%
Leverage ratio (1)	8.87	8.56	9.80	10.60	10.51
Tier 1 risk-based capital (2)	14.35	14.17	16.46	18.83	18.42
Total risk-based capital (3)	15.32	15.13	17.49	19.83	19.47
Dividend payout ratio	53.14	51.55	52.62	53.10	49.13

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.

(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.

(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets plus allowance for loan losses to the extent allowed under regulatory guidelines by risk-adjusted assets.

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
     You should read the following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2006 and 2005, and consolidated statements of earnings for the years 2004 through 2006 in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K. Average share information and earnings per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends, including the four-for-three stock split in the form of a 33% stock dividend effective June 1, 2005.
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
     Our methodology is based on guidance provide in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” We have developed a consistent, well-documented loan review methodology that includes allowances assigned to certain classified loans, allowances assigned based upon estimated loss factors and qualitative reserves. The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners.
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

We regularly evaluate our allowance for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All nonaccrual loans rated substandard or worse and greater than $50,000 are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, a certain portion of the loan portfolio is assigned a reserve allocation percentage. The reserve allocation percentage is multiplied by the outstanding loan principal balance, less cash secured loans, government guaranteed loans and classified loans to calculate the required general reserve. The general reserve allocation percentages assigned to groups of loans considers historical loss rates, loan classifications and other factors. The qualitative reserves are determined by evaluating such things as current economic conditions and trends, changes in lending staff, policies or procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. The portion of the allowance that is not derived by the general reserve allocation percentages compensate for the uncertainly and complexity in estimating loan losses including factors and conditions that may not be fully reflected in the determination and application of the general reserve allocation percentages.
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
Acquisitions
     On March 4, 2004, we entered into a stock purchase agreement with the principal shareholders of Liberty National Bank, Granbury, Texas. On July 26, 2004 the transaction was completed. Pursuant to the purchase agreement, we paid approximately $12.3 million for all of the outstanding shares of Liberty National Bank. At closing, Liberty National Bank became a direct subsidiary of First Financial Bankshares of Delaware, Inc., our wholly owned Delaware bank holding company and, effective November 1, 2004, it was merged with our wholly owned bank subsidiary, First Financial Bank, National Association, Stephenville. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $7.5 million, of which approximately $359,000 was assigned to an identifiable intangible asset with the balance recorded as goodwill. The primary purpose of the acquisition was to expand the Company’s market share in areas with close proximity to Dallas/Ft. Worth, Texas. Factors that contributed to a purchase price resulting in goodwill include Liberty’s historic record of earnings, the Granbury market and its geographic location, which complements the Company’s existing service locations.
     On September 7, 2004, we entered into a stock purchase agreement with the shareholders of Southwestern Bancshares, Inc., the parent company of The First National Bank, Glen Rose, Texas. On December 1, 2004, the transaction was completed. Pursuant to the purchase agreement, we paid approximately $13.4 million for all outstanding shares of Southwestern Bancshares, Inc. At closing, Southwestern Bancshares and The First National Bank, Glen Rose, were merged into our wholly-owned bank subsidiary, First Financial Bank, National Association, Stephenville. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $8.7 million, of which approximately $433,000 was assigned to an identifiable intangible asset with the balance recorded as goodwill. The primary purpose of the acquisition was to expand the Company’s market share in areas with close proximity to Dallas/Ft. Worth, Texas.

Factors that contributed to a purchase price resulting in goodwill include First National Bank, Glen Rose’s historic record of earnings, the growth potential for Glen Rose and its geographic location, which complements the Company’s existing service locations.
     On October 25, 2004, we entered into a stock purchase agreement with the shareholders of Clyde Financial Corporation, the parent company of The Peoples State Bank in Clyde, Texas. On February 1, 2005, the transaction was completed. Pursuant to the purchase agreement, we paid approximately $25.4 million for all outstanding shares of Clyde Financial Corporation. At closing, Clyde Financial Corporation and The Peoples State Bank were merged into our wholly owned bank subsidiary, First Financial Bank, National Association, Abilene. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $13.2 million, of which approximately $1.9 million was assigned to an identifiable intangible asset with the balance recorded as goodwill. The primary purpose of the acquisition was to expand the Company’s market share near Abilene and along Interstate Highway 20 in West Texas. Factors that contributed to a purchase price resulting in goodwill include Peoples’ historic record of earnings and its geographic location which complements the Company’s existing service locations.
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
     On August 10, 2005, we entered into an agreement and plan of merger with Bridgeport Financial Corporation, the parent company of The First National Bank of Bridgeport, Bridgeport, Texas. On December 1, 2005, the transaction was completed. Pursuant to the agreement, we paid $20.1 million, plus the assumption of $5.5 million in debt and trust preferred securities, for all of the outstanding shares of Bridgeport Financial Corporation. At closing, Bridgeport Financial Corporation was merged into First Financial Bankshares of Delaware, Inc. and the First National Bank of Bridgeport was merged with our wholly owned bank subsidiary, First Financial Bank, National Association, Southlake. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $14.7 million, of which approximately $2.3 million was assigned to an identifiable intangible asset with the balance recorded as goodwill. The primary purpose of the acquisition was to expand the Company’s market share near Dallas/Ft. Worth, Texas and along Interstate Highway 35 in North Central Texas. Factors that contributed to a purchase price resulting in goodwill include Bridgeport’s historic record of earnings and its geographic location which complements the Company’s existing service locations.
Results of Operations
     Performance Summary. Net earnings for 2006 were $46.0 million, an increase of $2.0 million, or 4.6 % over net earnings for 2005 of $44.0 million. Net earnings for 2004 were $39.2 million. The increase in net earnings for 2006 over 2005 was primarily attributable to growth in net interest income. The increase in net earnings for 2005 over 2004 was also primarily attributable to growth in net interest income and noninterest income, including a gain of $3.9 million, before tax, on the sale of our ownership rights in the PULSE financial network.
     On a basic net earnings per share basis, net earnings were $2.22 for 2006 as compared to $2.13 for 2005 and $1.90 for 2004. Return on average assets was 1.68% for 2006 as compared to 1.80% for 2005 and 1.82% for 2004. Return on average equity was 16.20% for 2006 as compared to 16.17% for 2005 and 15.09% for 2004.
     Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $110.5 million in 2006 as compared to $100.0 million in 2005 and $88.9 million in 2004. The increase in 2006 compared to 2005 and 2005 compared to 2004 resulted primarily from the increase in the volume and interest rates of our earning assets, although most of the benefit to our net interest income from rates on our earning assets was offset by similar increases in our rates paid on our deposits and short-term borrowings. Average earning assets were $2.483 billion in 2006, as compared to $2.229 billion in 2005 and $1.979 billion in 2004. The 2006 increase in average earning assets was attributable to loan growth and our acquisitions.

The 2005 increase in average earning assets is primarily attributable to our acquisitions. Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.
     Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2006 Compared to 2005			2005 Compared to 2004
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$96	$925	$1,021	$493	$1,050	$1,543
Taxable investment securities	5,536	2,913	8,449	2,104	201	2,305
Tax-exempt investment securities (1)	1,220	(646)	574	96	(337)	(241)
Loans (1)	6,717	13,652	20,369	9,768	10,392	20,160

Interest income	13,569	16,844	30,413	12,461	11,306	23,767

Interest-bearing deposits	2,379	13,701	16,080	2,464	9,066	11,530
Short-term borrowings	2,001	1,790	3,791	35	1,115	1,150

Interest expense	4,380	15,491	19,871	2,499	10,181	12,680

Net interest income	$9,189	$1,353	$10,542	$9,962	$1,125	$11,087

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
     The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2004 through 2006. As the prime rate increased from 4.00% in 2004 to 8.25% in 2006, we repriced our earning assets where we were able and raised rates on interest bearing deposits accordingly as the market required. However due to the flat or inverted yield curve and the fact that almost half of our assets are investment securities, our ability to maintain our net interest margin at 2005 and 2004 levels came under pressure.
     Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Short-term investments	$64,056	$2,981	4.65%	$61,059	$1,960	3.21%	$28,032	$416	1.48%
Taxable investment securities	875,247	39,298	4.49	742,092	30,849	4.16	691,384	28,545	4.13
Tax-exempt investment securities (1)	235,569	14,653	6.22	216,787	14,079	6.49	215,268	14,320	6.65
Loans (1)(2)	1,308,309	102,218	7.81	1,209,095	81,849	6.77	1,044,010	61,690	5.91

Total earning assets	2,483,181	159,150	6.41	2,229,033	128,737	5.78	1,978,694	104,971	5.31
Cash and due from banks	107,134			100,718			86,470
Bank premises and equipment	60,827			55,228			45,722
Other assets	35,283			26,155			23,292
Goodwill, net	67,555			53,148			26,759
Allowance for loan losses	(15,666)			(14,437)			(12,596)

Total assets	$2,738,314			$2,449,845			$2,148,341

Liabilities and Shareholders’ Equity Interest-bearing deposits	$1,702,051	$42,972	2.52%	$1,563,709	$26,892	1.72%	$1,350,992	$15,362	1.14
Short-term borrowings	120,566	5,656	4.69	58,162	1,865	3.21	55,636	715	1.29

Total interest-bearing liabilities	1,822,617	48,628	2.67	1,621,871	28,757	1.77	1,406,628	16,077	1.14

Noninterest-bearing deposits	611,023			537,228			465,470
Other liabilities	20,557			18,448			16,741

Total liabilities	2,454,197			2,177,547			1,888,839
Shareholders’ equity	284,117			272,298			259,502

Total liabilities and shareholders’ equity	$2,738,314			$2,449,845			$2,148,341

Net interest income		$110,522			$99,980			$88,894

Rate Analysis:
Interest income/earning assets			6.41%			5.78%			5.31%
Interest expense/earning assets			1.95			1.29			0.82

Net yield on earning assets			4.46%			4.49%			4.49%

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(2)	Nonaccrual loans are included in loans.

     Noninterest Income. Noninterest income for 2006 was $44.7 million, an increase of $488 thousand, or 1.10%, as compared to 2005. The increase is primarily attributable to an increase in (1) service charges on deposits of $1.1 million as a result of an increase in net new accounts and from our acquisitions, (2) an increase of $1.3 million in ATM and credit card fees primarily as a result of increased use of debit cards, (3) an increase of $597 thousand in trust fees, (4) an increase in mortgage loan fees of $458 thousand and (5) an increase in the gain on sale of student loans of $339 thousand. The fair value of our trust assets totaled $1.693 billion at December 31, 2006 compared to $1.438 billion at December 31, 2005. In 2006, we sold student loans totaling $72 million compared to $61 million in 2005 and $80 million in 2004. These increases were partially offset by (1) the $3.9 million gain on the sale of PULSE ownership rights recorded in 2005 and (2) a decrease of $173 thousand in net gains on securities transactions. Excluding the PULSE gain, our 2006 noninterest income would have increased 10.9% over 2005.
     Noninterest income for 2005 was $44.2 million, an increase of $5.4 million, or 13.8%, as compared to 2004. The increase was primarily attributable to an increase in (1) service charges on deposits of $951 thousand as a result of our enhanced overdraft protection product, begun in the second quarter of 2004, (2) gain on sale of PULSE ownership rights of $3.9 million, (3) an increase of $694 thousand in trust fees and (4) an increase of $1.1 million in ATM and credit card fees primarily as a result of increased use of debit cards. These increases were partially offset by (1) a $790 thousand decrease in gain on sale of student loans and (2) a decrease of $241 thousand in printed check income. The decline in student loan gain was due to the sale of fewer loans, $61 million in 2005 as compared to $80 million in 2004.
     Table 3 provides comparisons for other categories of noninterest income.
     Table 3 — Noninterest Income (in thousands):

		Increase		Increase
	2006	(Decrease)	2005	(Decrease)	2004
Trust fees	$7,665	$597	$7,068	$694	$6,374
Service charges on deposit accounts	22,450	1,069	21,381	951	20,430
Real estate mortgage fees	2,539	458	2,081	99	1,982
Gain on sale of student loans	2,141	339	1,802	(790)	2,592
ATM and credit card fees	6,214	1,253	4,961	1,053	3,908
Net gain on securities transactions	62	(173)	235	(153)	388
Gain on sale of PULSE ownership rights	—	(3,895)	3,895	3,895	—
Other:
Net gain (loss) on sale of other real estate	(10)	(70)	60	(112)	172
Check printing fees	669	15	654	(241)	895
Safe deposit rental fees	444	25	419	24	395
Exchange fees	189	(25)	214	25	189
Credit life and debt protection fees	219	135	84	(54)	138
Data processing fees	139	(53)	192	(2)	194
Brokerage commissions	194	(33)	227	(116)	343
Interest on loan recoveries	302	67	235	121	114
Miscellaneous income	1,451	779	672	(37)	709

Total other	3,597	840	2,757	(392)	3,149

Total Noninterest Income	$44,668	$488	$44,180	$5,357	$38,823

     Noninterest Expense. Total noninterest expense for 2006 was $83.1 million, an increase of $7.5 million, or 9.9%, as compared to 2005. Noninterest expense for 2005 amounted to $75.6 million, an increase of $9.5 million or 14.4% as compared to 2004. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2006 was 53.57% compared to 52.48% for 2005, and 51.78% for 2004.

     Salaries and employee benefits for 2006 totaled $44.2 million, an increase of $3.9 million, or 9.6%, as compared to 2005. The primary causes of this increase were a higher number of full time employee equivalents from our Bridgeport acquisition and our new branches and overall pay increases effective during the first quarter of 2006. Also included in salaries and benefits for 2006 was stock option expense of $157 thousand as result of applying the new provisions of SFAS No. 123R.
     Net occupancy expense for 2006 was up $943 thousand from the prior year, largely as a result of facilities obtained through our acquisition, the opening of new branches and increased utility costs. Equipment expense was up $848 thousand in 2006 over 2005 due to increased equipment depreciation expense as a result of our continued investment in our technology infrastructure, our acquisition and new branches. Intangible asset amortization resulting from the core deposit intangibles related to our acquisitions increased $811 thousand. Our ATM expenses were $559 thousand more in 2006 than in 2005, primarily due to increased debit card usage by our customers, as seen in the increase in related income above. Operational and other losses were $314 thousand more in 2006 than in 2005. These losses come from charged-off demand deposit accounts and fraud losses. Offsetting the increase in noninterest expense were declines in advertising, audit and accounting and professional and service fees.
     Salaries and employee benefits for 2005 totaled $40.3 million, an increase of $4.8 million, or 13.5%, as compared to 2004. Salaries for 2005 were up $5.4 million with the increase attributable to normal pay increases and a higher number of full time equivalent employees due to our acquisitions. Medical and other benefits decreased $311 thousand in 2005 from 2004 due primarily to favorable claims experience in the Company’s self insured health plan. Profit sharing expense for 2005 decreased $665 thousand, due to a lower overall percentage increase in net income for 2005 compared to 2004. No profit sharing was calculated on the PULSE gain.
     Net occupancy expense for 2005 was up $847 thousand from the prior year, principally due to higher utility costs, which reflect the current energy market, higher real estate taxes and our acquisitions. Equipment expense was up $658 thousand in 2005 over 2004 due to increased equipment depreciation expense as a result of our continued investment in our technology infrastructure and our acquisitions. Intangible asset amortization resulting from the core deposit intangibles related to our acquisitions increased by $518 thousand. Our ATM expenses were $534 thousand more in 2005 than in 2004, primarily due to increased debit card usage by our customers as seen in the related income increases above. Other professional fees in 2005 were $420 thousand more than in 2004, principally due to costs associated with our internet banking products and information technology consulting. Telephone expense was $203 thousand more in 2005 than in 2004 as a result of upgrading our voice and data network infrastructure. Operational losses were $181 thousand more in 2005 than in 2004; this increase is attributable to the increase in charge offs in our enhanced overdraft product, which was also largely responsible for the $951thousand increase in service fees on deposit accounts noted above.
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

Table 4 — Noninterest Expense (in thousands):

		Increase		Increase
	2006	(Decrease)	2005	(Decrease)	2004
Salaries	$35,217	$2,829	$32,388	$5,353	$27,035
Medical	2,645	161	2,484	(311)	2,795
Profit sharing	2,116	44	2,072	(665)	2,737
Pension	337	325	12	(80)	92
401(k) match expense	1,041	173	868	160	708
Payroll taxes	2,667	174	2,493	331	2,162
Stock option expense	157	157	—	—	—

Total salaries and employee benefits	44,180	3,863	40,317	4,788	35,529

Net occupancy expense	5,986	943	5,043	847	4,196
Equipment expense	7,039	848	6,191	658	5,533
Intangible amortization	1,491	811	680	518	162

Other:
Data processing fees	350	12	338	(67)	405
Postage	1,419	176	1,243	83	1,160
Printing, stationery and supplies	2,067	79	1,988	272	1,716
Advertising	1,224	(229)	1,453	186	1,267
Correspondent bank service charges	1,353	(85)	1,438	(139)	1,577
ATM expense	2,870	559	2,311	534	1,777
Credit card fees	528	(69)	597	67	530
Telephone	1,302	79	1,223	203	1,020
Public relations and business development	1,248	143	1,105	226	879
Directors’ fees	632	(13)	645	37	608
Audit and accounting fees	1,103	(231)	1,334	266	1,068
Legal fees	327	(84)	411	(23)	434
Professional and service fees	1,816	(240)	2,056	420	1,636
Regulatory exam fees	747	75	672	83	589
Travel	524	46	478	116	362
Courier expense	963	164	799	62	737
Operational and other losses	1,641	314	1,327	181	1,146
Other miscellaneous expense	4,326	326	4,000	203	3,797

Total other	24,440	1,022	23,418	2,710	20,708

Total Noninterest Expense	$83,136	$7,487	$75,649	$9,521	$66,128

     Income Taxes. Income tax expense was $19.3 million for 2006 as compared to $18.4 million for 2005 and $15.8 million for 2004. Our effective tax rates on pretax income were 29.6%, 29.4% and 28.7%, respectively, for the years 2006, 2005 and 2004. The effective tax rates differ from the statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans and the deductibility of dividends paid to our employee stock ownership plan.
Balance Sheet Review
     Loans. Our portfolio is comprised of loans made to businesses, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate mortgage loans. As of December 31, 2006, total loans were $1,373.7 million, an increase of $85.1 million, as compared to December 31, 2005. As compared to year-end 2005, real estate loans increased $65.5 million and commercial, financial and agricultural loans increased $20.1 million. Consumer loans as of year-end 2006 generally did not change as compared to 2005. Loans averaged $1,308.3 million during 2006, an increase of $99.2 million over the prior year average balances.

     Table 5 — Composition of Loans (in thousands):

	December 31,
	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$430,286	$410,191	$385,193	$333,840	$311,743
Real estate — construction	155,285	112,892	107,148	77,834	50,911
Real estate — mortgage	591,893	568,793	494,524	385,770	375,256
Consumer, net of unearned income	196,271	196,728	177,358	190,079	226,130

	$1,373,735	$1,288,604	$1,164,223	$987,523	$964,040

     Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2006 (in thousands):
     The following tables summarize maturity and yield information for the commercial, financial, and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2006:

		After One
		Year
	One Year	Through	After Five
	or less	Five Years	Years	Total
Commercial, financial, and agricultural	$234,072	$153,971	$42,243	$430,286
Real estate — construction	93,391	35,816	26,078	155,285

	$327,463	$189,787	$68,321	$585,571

Maturities
After One Year
Loans with fixed interest rates	$135,779
Loans with floating or adjustable interest rates	122,329

$258,108

     Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which consist of nonperforming loans and foreclosed assets, were $4.1 million at December 31, 2006, as compared to $4.2 million at December 31, 2005 and $5.0 million at December 31, 2004. As a percent of loans and foreclosed assets, nonperforming assets were 0.30% at December 31, 2006, as compared to 0.33% at December 31, 2005 and 0.43% at December 31, 2004. We consider the level of nonperforming assets to be manageable and are not aware of any material classified credit not properly disclosed as nonperforming at December 31, 2006.
Table 7 — Nonperforming Assets (in thousands, except percentages):

	At December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans	$3,529	$3,524	$4,142	$1,690	$3,716
Loans still accruing and past due 90 days or more	129	15	120	61	14
Restructured loans	—	—	—	—	—

Nonperforming loans	3,658	3,539	4,262	1,751	3,730
Foreclosed assets	453	705	779	1,420	536

Total nonperforming assets	$4,111	$4,244	$5,041	$3,171	$4,266

As a % of loans and foreclosed assets	0.30%	0.33%	0.43%	0.32%	0.44%

     We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are doubtful, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $91,000, $62,000 and $127,000 during the years ended December 31, 2006, 2005, and 2004, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2006, 2005, and 2004, respectively, such income would have approximated $396,000, $163,000 and $320,000.
     Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to provide for losses on loans that we deem are uncollectible. We determine the allowance and the required provision expense by reviewing general loss experiences and the performances of specific credits. The provision for loan losses was $2.1 million for 2006 as compared to $1.3 million for 2005 and $1.6 million for 2004. The increase in 2006 compared with 2005 was due to several factors, including overall loan growth, an increase in internally classified loans and concerns about the slowing national real estate market. The decrease in 2005 over 2004 in our provision was due to favorable collection activities and less loan growth than 2004. As a percent of average loans, net loan charge-offs were 0.04% during 2006, 0.10% during 2005 and 0.12% during 2004. The allowance for loan losses as a percent of loans was 1.18% as of December 31, 2006, as compared to 1.14% as of December 31, 2005. A key indicator of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans, which consist of nonaccrual loans, loans past due 90 days, and restructured loans. This ratio for the past five years is disclosed in Table 8. Table 9 provides an allocation of the allowance for loan losses based on loan type and the percent of total loans that each major loan type represents.
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

     Table 8 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2006	2005	2004	2003	2002
Balance at January 1,	$14,719	$13,837	$11,576	$11,219	$10,602
Allowance established from purchase acquisitions	—	793	1,858	—	—

	14,719	14,630	13,434	11,219	10,602

Charge-offs:
Commercial, financial and agricultural	956	867	873	990	1,116
Consumer	865	1,088	1,075	1,186	1,471
All other	—	2	41	1	—

Total charge-offs	1,821	1,957	1,989	2,177	2,587

Recoveries:
Commercial, financial and agricultural	747	213	342	867	288
Consumer	487	507	402	482	535
All other	8	6	15	7	11

Total recoveries	1,242	726	759	1,356	834

Net charge-offs	579	1,231	1,230	821	1,753

Provision for loan losses	2,061	1,320	1,633	1,178	2,370

Balance at December 31,	$16,201	$14,719	$13,837	$11,576	$11,219

Loans at year-end	$1,373,735	$1,288,604	$1,164,223	$987,523	$964,040
Average loans	1,308,309	1,209,095	1,044,010	946,173	942,101

Net charge-offs/average loans	0.04%	0.10%	0.12%	0.09%	0.19%
Allowance for loan losses/year-end loans	1.18	1.14	1.19	1.17	1.16
Allowance for loan losses/nonperforming loans	442.94	415.91	324.67	661.10	300.78
Table 9 — Allocation of Allowance for Loan Losses (in thousands):

	2006	2005	2004	2003	2002
	Allocation	Allocation	Allocation	Allocation	Allocation
	Amount	Amount	Amount	Amount	Amount
Commercial, financial and agricultural	$7,808	$5,962	$6,293	$5,293	$3,628
Real estate — construction	1,357	855	922	669	592
Real estate — mortgage	5,483	6,572	4,636	3,754	4,368
Consumer	1,553	1,330	1,986	1,860	2,631

Total	$16,201	$14,719	$13,837	$11,576	$11,219

     Percent of Total Loans:

	2006	2005	2004	2003	2002
Commercial, financial and agricultural	31.32%	31.83%	33.09%	33.81%	32.34%
Real estate — construction	11.30	8.76	9.20	7.88	5.28
Real estate — mortgage	43.09	44.14	42.48	39.06	38.93
Consumer, net of unearned income	14.29	15.27	15.23	19.25	23.45
     Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming asset table. Also included in classified loans are certain other loans that are deemed to be potential problems. Potential problem loans are those loans that are currently performing but for which known information about trends or uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $1.4 million as of December 31, 2006.

     Investment Securities. Investment securities totaled $1.129 billion as of December 31, 2006, as compared to $1.046 billion at December 31, 2005 and $854.3 million at December 31, 2004. At December 31, 2006, securities with an amortized cost of $27.0 million were classified as securities held-to-maturity and securities with a market value of $1.102 billion were classified as securities available-for-sale. As compared to December 31, 2005, the overall portfolio at December 31, 2006, reflected (1) an increase of $8.6 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies; (2) an increase of $40.0 million in obligations of states and political subdivisions; (3) a $20.6 million increase in corporate bonds and other securities; and (4) a $14.0 million increase in mortgage-backed securities. These increases were due to our investing our funds to supplement our lower loan demand and our purchasing investment securities to manage interest rate risk. As compared to December 31, 2004, the portfolio at December 31, 2005 reflected (1) an increase of $72.8 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies; (2) an increase of $11.5 million in obligations of states and political subdivisions; (3) an increase of $27.8 million in corporate bonds and other securities; and (4) an increase of $79.7 million in mortgage-backed securities. The overall portfolio yield of 4.91% at the end of 2006 was 21 basis points higher than the prior year-end yield of 4.70% due to an improvement in market yields in 2006. We did not hold any high risk collateralized mortgage obligations or structured notes as of December 31, 2006. See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2006 and 2005.
     Table 10 — Composition of Investment Securities (dollars in thousands):

	At December 31,
	2006		2005		2004
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Held-to-Maturity:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$—	$—	$21,749	$21,814	$52,387	$53,580
Obligations of states and political subdivisions	25,007	25,881	27,991	29,175	32,739	34,719
Corporate bonds	—	—	503	507	504	523
Mortgage-backed securities	1,975	1,992	2,919	2,981	4,436	4,648
Other securities	4	4	—	—	—	—

	$26,986	$27,877	$53,162	$54,477	$90,066	$93,470

Available-for-Sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$407,795	$403,855	$379,440	$373,529	$270,429	$270,079
Obligations of states and political subdivisions	242,748	246,958	200,997	203,997	181,453	187,728
Corporate bonds	69,341	69,363	53,774	53,521	22,135	22,635
Mortgage-backed securities	375,794	370,013	361,269	355,072	274,044	273,888
Other securities	12,092	12,138	6,840	6,840	9,882	9,937

	$1,107,770	$1,102,327	$1,002,320	$992,959	$757,943	$764,267

	$1,134,756	$1,130,204	$1,055,482	$1,047,436	$848,009	$857,737

     Table 11 — Maturities and Yields of Investment Securities Held at December 31, 2006 (in thousands, except percentages):

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-Maturity:
Obligations of states and political subdivisions	$1,240	6.27%	$22,103	7.32%	$1,229	7.12%	$435	6.81%	$25,007	7.25%
Other securities	—	—	—		—	—	4	0.00%	4	0.00%
Mortgage-backed securities	231	7.05%	1,300	6.24%	421	5.39%	23	5.29%	1,975	6.14%

Total	$1,471	6.40%	$23,403	7.27%	$1,650	6.68%	$462	6.67%	$26,986	7.17%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale:
U.S. Treasury obligations	$—	—	$994	4.91%	$—	—	$—	—	$994	4.91%
Obligations of U.S. government sponsored-enterprises and agencies	229,275	4.26%	173,586	3.88%	—	—	—	—	402,861	4.10%
Obligations of states and political subdivisions	3,742	6.06%	72,507	6.84%	97,337	6.06%	73,372	5.72%	246,958	6.19%
Corporate bonds and other securities	13,920	4.53%	59,864	5.05%	—	—	7,717	5.30%	81,501	4.96%
Mortgage-backed securities	21,906	4.57%	305,384	4.80%	42,550	5.20%	173	6.28%	370,013	4.83%

Total	$268,843	4.33%	$612,335	4.82%	$139,887	5.80%	$81,262	5.68%	$1,102,327	4.87%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Total Investment Securities:
U.S. Treasury obligations	$—	—	$994	4.91%	$—	—	$—	—	$994	4.91%
Obligations of U.S. government sponsored-enterprises and agencies	229,275	4.26%	173,586	3.88%	—	—	—	—	402,861	4.10%
Obligations of states and political subdivisions	4,982	6.12%	94,610	6.95%	98,566	6.07%	73,807	5.73%	271,965	6.29%
Corporate bonds and other securities	13,920	4.53%	59,864	5.05%	—	—	7,721	5.30%	81,505	4.96%
Mortgage-backed securities	22,137	4.59%	306,684	4.80%	42,971	5.20%	196	6.16%	371,988	4.84%

Total	$270,314	4.34%	$635,738	4.89%	$141,537	5.81%	$81,724	5.68%	$1,129,313	4.93%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages.

Table 12 — Disclosure of Investment Securities with Continuous Unrealized Loss
     The following table discloses, as of December 31, 2006, our investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$115,335	$163	$250,271	$3,880	$365,606	$4,043
Obligations of state and political subdivisions	24,557	78	30,860	581	55,417	659
Mortgage-backed securities	57,382	302	255,592	6,032	312,974	6,334
Corporate and other securities	13,845	32	23,585	200	37,430	232

Total	$211,119	$575	$560,308	$10,693	$771,427	$11,268

     The number of investment positions in this unrealized loss position totals 720. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, (2) it is not probable that we will be unable to collect the amounts contractually due and (3) no decision to dispose of the investments was made prior to the balance sheet date. The unrealized losses noted are interest rate related due to the level of short-term and intermediate interest rates at December 31, 2006. The duration of these investments is less than 5 years for all securities other than the municipal bonds, which is less than 15 years. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
     Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $2.384 billion as of December 31, 2006, as compared to $2.366 billion as of December 31, 2005 and $1.994 billion as of December 31, 2004. Table 13 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more.
     Table 13 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing deposits	$611,023	—	$537,228	—	$465,470	—
Interest-bearing deposits
Interest-bearing checking	563,573	1.62%	497,743	1.10%	373,733	0.48%
Savings and money market accounts	384,102	1.29	414,307	1.03	424,011	0.74
Time deposits under $100,000	414,511	3.67	363,384	2.75	322,809	1.83
Time deposits of $100,000 or more	339,865	4.01	288,275	2.53	230,439	1.95

Total interest-bearing deposits	1,702,051	2.52%	1,563,709	1.72%	1,350,992	1.14%

Total average deposits	$2,313,074		$2,100,937		$1,816,462

December 31, 2006
Three months or less	$139,622
Over three through six months	85,483
Over six through twelve months	103,294
Over twelve months	27,869

Total time deposits of $100,000 or more	$356,268

      Short-Term Borrowings. Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $143,244,000, $74,239,000 and $35,692,000 at December 31, 2006, 2005 and 2004, respectively.

The average balance of federal funds purchased and securities sold under repurchase agreements was $116,646,000, $58,162,000 and $55,636,000 in 2006, 2005 and 2004 respectively. The average rate paid on federal funds purchased and securities sold under repurchase agreements was 4.68%, 3.06% and 1.26% in 2006, 2005 and 2004, respectively. The weighted average rate on federal funds purchased and securities sold under repurchase agreements was 4.77%, 3.59% and 1.95% at December 31, 2006, 2005 and 2004, respectively. The highest amount of federal funds purchased and securities sold under repurchase agreements at any month end during 2006, 2005 and 2004 was $143,244,000, $85,423,000 and $78,724,000, respectively.
Capital Resources
     We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
     By way of background, total shareholders’ equity was $300.9 million, or 10.6% of total assets, at December 31, 2006, as compared to $276.3 million, or 10.1% of total assets, at December 31, 2005. During 2006, total shareholders’ equity averaged $284.1 million, or 10.4% of average assets, as compared to $272.3 million, or 11.1% of average assets, during 2005.
     Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of December 31, 2006, our total risk-based and leverage capital ratios were 15.32% and 8.87%, respectively, as compared to total risk-based and leverage capital ratios of 15.13% and 8.56% as of December 31, 2005. We believe by all measurements our capital ratios remain well above regulatory minimums.
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
     Each of our subsidiary banks has an asset liability committee that monitors interest rate risk and compliance with investment policies; there is also a holding company-wide committee that monitors the aggregate company’s interest rate risk and compliance with investment policies. The Company and each subsidiary bank utilize an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.
     As of December 31, 2006, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 3.5% and 6.9%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 4.1% and 9.0%, respectively, relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. We also believe that it is unlikely that such changes would occur in a short time period. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion.

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
Liquidity
     Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 14 and 15. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $143.2 million at December 31, 2006, and an unfunded $50.0 million line of credit established with a nonaffiliated bank which matures on December 31, 2007. First Financial Bank, N. A., Abilene also has federal funds purchased lines of credit with two non-affiliated banks totaling $50 million.
     On December 31, 2006, we renewed our loan agreement with The Frost National Bank, pursuant to which the Company is permitted to draw up to $50.0 million on a revolving line of credit. Interest is paid quarterly at LIBOR plus 100 basis points. If a balance exists at December 31, 2007, the principal balance converts to a term facility payable quarterly over five years. The line of credit is unsecured for an outstanding balance up to $25.0 million and secured by the stock of a subsidiary bank should the balance exceed $25.0 million. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restrict the payment of dividends above 55% of consolidated net income, limit the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibit the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. There was no outstanding balance under the line of credit as of December 31, 2006 or 2005. On December 2, 2005, we borrowed $1.5 million in connection with our acquisition of Bridgeport Financial Corporation. The amount was repaid in full on December 30, 2005.
     Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.
     In addition, we anticipate that any future acquisition of financial institutions and expansion of branch locations could also place a demand on our cash resources. Available cash at our parent company, which totaled $19.9 million at December 31, 2006, available dividends from subsidiary banks which totaled $26.9 million at December 31, 2006, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.

     Table 14 — Contractual Obligations As of December 31, 2006 (in thousands):

	Payment Due by Period
		Less than 1			Over 5
	Total Amounts	year	2– 3 years	4 - 5 years	years
Deposits with stated maturity dates	$781,773	$698,743	$63,579	$19,366	$85
Operating Leases	1,213	455	530	214	14
Outsourcing Service Contracts	1,490	885	427	178	—

Total Contractual Obligations	$784,476	$700,083	$64,536	$19,758	$99

     Amounts above for deposits do not include related accrued interest.
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
     Unfunded lines of credit and commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, as we deem necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing commercial properties.
     Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The average collateral value held on letters of credit usually exceeds the contract amount.
     Table 15 – Commitments As of December 31, 2006 (in thousands):

	Total Notional
	Amounts	Less than 1			Over 5
	Committed	year	2 – 3 years	4 - 5 years	years
Unfunded lines of credit	$274,342	$264,554	$3,481	$365	$5,942
Unfunded commitments to extend credit	95,125	70,144	11,974	3,226	9,781
Standby letters of credit	18,888	16,669	2,219	—	—

Total Commercial Commitments	$388,355	$351,367	$17,674	$3,591	$15,723

     We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

     Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At December 31, 2006, approximately $26.9 million was available for the payment of intercompany dividends by the subsidiary banks without the prior approval of regulatory agencies. Our subsidiary banks paid aggregate dividends of $40.0 million in 2006 and $29.3 million in 2005.
     Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 53.1%, 51.6% and 52.6% of net earnings, respectively, in 2006, 2005 and 2004. Given our current strong capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. Also see “Payments of Dividends” on page 6.
     Each state bank that is a member of the Federal Reserve System and each national banking association is required by federal law to obtain the prior approval of the Federal Reserve Board and the OCC, respectively, to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).
     To pay dividends, we and our subsidiary banks must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve Board and the OCC have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our management considers interest rate risk to be a significant market risk for us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Interest Rate Risk” for disclosure regarding this market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements begin on page F-1.
Quarterly Results of Operations (in thousands, except per share and common stock data):
     The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2006 and 2005. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. All prices and per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends, including the four-for-three stock split in the form of a 33% stock dividend effective June 1, 2005 for shareholders of record on May 16, 2005.

	2006
	4th	3rd	2nd	1st
Summary Income Statement Information:
Interest income	$40,564	$39,388	$38,140	$36,401
Interest expense	13,594	12,685	11,598	10,750

Net interest income	26,970	26,703	26,542	25,651
Provision for loan losses	247	1,091	389	333

Net interest income after provision for loan losses	26,723	25,612	26,153	25,318
Noninterest income	11,045	11,128	10,954	11,478
Net gain (loss) on securities transactions	2	60	—	—
Noninterest expense	21,132	20,653	20,840	20,511

Earnings before income taxes	16,638	16,147	16,267	16,285
Income tax expense	4,929	4,742	4,819	4,818

Net earnings	$11,709	$11,405	$11,448	$11,467

Per Share Data:
Net earnings per share, basic	$0.56	$0.55	$0.55	$0.55
Net earnings per share, assuming dilution	0.56	0.55	0.55	0.55
Cash dividends declared	0.30	0.30	0.30	0.28
Book value at period-end	14.51	14.14	13.50	13.55
Common stock sales price: (1)
High	$43.47	$39.98	$39.48	$38.75
Low	37.83	35.62	34.05	34.56
Close	41.86	38.15	36.54	38.30

	2005
	4th	3rd	2nd	1st
Summary Income Statement Information:
Interest income	$33,811	$31,305	$30,294	$28,534
Interest expense	9,023	7,488	6,569	5,677

Net interest income	24,788	23,817	23,725	22,857
Provision for loan losses	269	317	324	410

Net interest income after provision for loan losses	24,519	23,500	23,401	22,447
Noninterest income	9,960	10,280	10,396	13,309
Net gain (loss) on securities transactions	6	46	143	40
Noninterest expense	19,521	18,725	18,861	18,542

Earnings before income taxes	14,964	15,101	15,079	17,254
Income tax expense	4,383	4,338	4,475	5,179

Net earnings	$10,581	$10,763	$10,604	$12,075

Per Share Data:
Net earnings per share, basic	$0.51	$0.52	$0.51	$0.58
Net earnings per share, assuming dilution	0.51	0.52	0.51	0.58
Cash dividends declared	0.28	0.28	0.28	0.26
Book value at period-end	13.34	13.35	13.24	12.88
Common stock sales price: (1)
High	$38.88	$36.22	$34.46	$34.99
Low	33.31	32.20	29.06	32.14
Close	35.06	34.83	33.84	33.47

(1)	These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A. CONTROLS AND PROCEDURES
     As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
     A control system, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14 (c) and Rule 15d-14 (c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of December 31, 2006.

     During the last fiscal quarter and subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANICAL REPORTING
The Management of First Financial Bankshares, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. First Financial Bankshares, Inc. and subsidiaries’ internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.
First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 19, 2007, on our assessment of the Company’s internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders of
First Financial Bankshares, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that First Financial Bankshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Financial Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that First Financial Bankshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Financial Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of First Financial Bankshares, Inc. and our report dated February 19, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 19, 2007
ITEM 9B. OTHER INFORMATION
     None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is hereby incorporated by reference from our 2007 proxy statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our 2007 proxy statement. The following chart gives aggregate information under our equity compensation plans as of December 31, 2006.

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in
	Warrants and Rights	Warrants and Rights	Far Left Column)
Equity compensation plans approved by security holders	210,727	$25.23	664,023
Equity compensation plans not approved by security holders	—	—	—

Total	210,727	$25.23	664,023

The remainder of the information required by Item 12 is incorporated by reference from our 2007 proxy statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is hereby incorporated by reference from our 2007 proxy statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is hereby incorporated by reference from our 2007 proxy statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements -

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 23, 2007	By:	/s/ F. SCOTT DUESER
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

Name	Title	Date

/s/ KENNETH T. MURPHY	Chairman of the Board and Director	February 23, 2007
Kenneth T. Murphy

/s/ F. SCOTT DUESER	President, Chief Executive Officer and
F. Scott Dueser	Director (Principal Executive Officer)	February 23, 2007

/s/ J. BRUCE HILDEBRAND	Executive Vice President and Chief
J. Bruce Hildebrand	Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2007

/s/ JOSEPH E. CANON	Director	February 23, 2007
Joseph E. Canon

/s/ MAC A. COALSON	Director	February 23, 2007
Mac A. Coalson

/s/ DAVID COPELAND	Director	February 23, 2007
David Copeland

Name	Title	Date

/s/ MURRAY EDWARDS	Director	February 23, 2007
Murray Edwards

/s/ DERRELL E. JOHNSON	Director	February 23, 2007
Derrell E. Johnson

/s/ KADE L. MATTHEWS	Director	February 23, 2007
Kade L. Matthews

/s/ BYNUM MIERS	Director	February 23, 2007
Bynum Miers

/s/ DIAN GRAVES STAI	Director	February 23, 2007
Dian Graves Stai

/s/ F. L. STEPHENS	Director	February 23, 2007
F. L. Stephens

/s/ JOHNNY TROTTER	Director	February 23, 2007
Johnny Trotter

Item 6. Exhibits
(a)	The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

3.3	—	Amendment to Amended and Restated Bylaws of the Registrant, dated April 27, 1994 (incorporated by reference from Exhibit 3.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

3.4	—	Amendment to Amended and Restated Bylaws of the Registrant, dated October 23, 2001 (incorporated by reference from Exhibit 3.5 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.2	—	Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.3	—	Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 3, 2006).

10.4	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998).

10.5	—	2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders)

10.6	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed December 31, 2004).

10.7	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).

10.8	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed December 31, 2006).

*21.1	—	Subsidiaries of the Registrant.

*23.1	—	Consent of Ernst & Young LLP.

24.1	—	Power of Attorney (included on signature page of this Form 10-K).

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
First Financial Bankshares, Inc.
We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment”, to account for stock-based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 19, 2007

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
ASSETS

CASH AND DUE FROM BANKS	$127,419,210	$129,563,433

FEDERAL FUNDS SOLD	64,485,000	120,950,000

Total cash and cash equivalents	191,904,210	250,513,433

INTEREST-BEARING DEPOSITS IN BANKS	1,072,443	795,427

INVESTMENT SECURITIES:
Securities held-to-maturity (fair value of $27,876,959 in 2006 and $54,476,828 in 2005)	26,985,570	53,162,272
Securities available-for-sale, at fair value	1,102,327,223	992,958,988

Total investment securities	1,129,312,793	1,046,121,260

LOANS	1,373,734,620	1,288,604,372
Less- allowance for loan losses	(16,200,804)	(14,719,140)

Net loans	1,357,533,816	1,273,885,232

BANK PREMISES AND EQUIPMENT, net	60,963,452	60,093,497

INTANGIBLE ASSETS	66,702,100	68,326,158

OTHER ASSETS	42,675,700	34,092,096

Total assets	$2,850,164,514	$2,733,827,103

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$685,335,743	$623,155,842

INTEREST-BEARING DEPOSITS	1,698,688,304	1,743,121,290

Total deposits	2,384,024,047	2,366,277,132

DIVIDENDS PAYABLE	5,413,848	4,964,781

SHORT-TERM BORROWINGS	143,244,347	74,238,976

OTHER LIABILITIES	16,581,234	12,070,407

Total liabilities	2,549,263,476	2,457,551,296

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value at December 31, 2006 and $10.00 par value; at December 31, 2005; authorized 40,000,000 shares; 20,739,127 and 20,714,401 issued and outstanding at December 31, 2006 and 2005, respectively	207,392	207,144,010
Capital surplus	266,271,930	58,712,508
Retained earnings	41,003,600	19,434,606
Treasury stock (shares at cost: 153,187 and 145,322 at December 31, 2006 and 2005, respectively)	(2,911,506)	(2,592,413)
Deferred Compensation	2,911,506	2,592,413
Accumulated other comprehensive earnings (loss)	(6,581,884)	(9,015,317)

Total shareholders’ equity	300,901,038	276,275,807

Total liabilities and shareholders’ equity	$2,850,164,514	$2,733,827,103

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
INTEREST INCOME:
Interest and fees on loans	$101,864,998	$81,486,600	$61,388,812
Interest on investment securities:
Taxable	39,297,823	30,849,490	28,544,750
Exempt from federal income tax	10,350,154	9,648,054	9,623,939
Interest on federal funds sold and interest-bearing deposits in banks	2,980,973	1,959,906	415,799

Total interest income	154,493,948	123,944,050	99,973,300

INTEREST EXPENSE:
Interest on deposits	42,972,105	26,892,197	15,361,968
Other	5,655,579	1,864,969	715,256

Total interest expense	48,627,684	28,757,166	16,077,224

Net interest income	105,866,264	95,186,884	83,896,076

PROVISION FOR LOAN LOSSES	2,061,088	1,319,816	1,633,236

Net interest income after provision for loan losses	103,805,176	93,867,068	82,262,840

NONINTEREST INCOME:
Trust fees	7,664,810	7,068,138	6,374,257
Service charges on deposit accounts	22,449,963	21,380,623	20,430,157
ATM and credit card fees	6,213,964	4,960,988	3,907,913
Real estate mortgage fees	2,538,913	2,081,003	1,982,230
Net gain on securities transactions	62,091	235,367	387,554
Net gain on sale of student loans	2,141,477	1,801,899	2,591,506
Net gain on sale of PULSE ownership rights	—	3,894,684	—
Net gain (loss) on sale of other real estate	(9,947)	60,517	172,482
Other	3,606,731	2,696,806	2,977,204

Total noninterest income	44,668,002	44,180,025	38,823,303

NONINTEREST EXPENSE:
Salaries and employee benefits	44,179,620	40,317,256	35,528,605
Net occupancy expense	5,985,527	5,043,187	4,195,906
Equipment expense	7,039,009	6,190,906	5,533,239
Printing, stationery and supplies	2,067,251	1,988,454	1,715,806
Correspondent bank service charges	1,352,793	1,438,010	1,577,009
Amortization of intangible assets	1,491,393	680,259	161,536
Other expenses	21,020,461	19,990,649	17,416,171

Total noninterest expense	83,136,054	75,648,721	66,128,272

EARNINGS BEFORE INCOME TAXES	65,337,124	62,398,372	54,957,871

INCOME TAX EXPENSE	19,307,908	18,375,392	15,786,632

NET EARNINGS	$46,029,216	$44,022,980	$39,171,239

NET EARNINGS PER SHARE, BASIC	$2.22	$2.13	$1.90

NET EARNINGS PER SHARE, ASSUMING DILUTION	$2.21	$2.12	$1.89

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
NET EARNINGS	$46,029,216	$44,022,980	$39,171,239

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	3,979,897	(15,449,135)	(5,830,474)

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(62,091)	(235,367)	(387,554)

Minimum liability pension adjustment, before income tax	(174,063)	(1,363,640)	(1,604,046)

Total other items of comprehensive earnings	3,743,743	(17,048,142)	(7,822,074)

Income tax benefit (expense) related to other items of comprehensive earnings	(1,310,310)	5,966,850	2,737,726

COMPREHENSIVE EARNINGS	$48,462,649	$32,941,688	$34,086,891

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

								Accumulated
								Other
								Comprehensive	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Earnings	Shareholders'
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Losses)	Equity
BALANCE, December 31, 2003	15,480,679	$154,806,790	$58,253,180	$31,276,464	(90,918)	$(1,934,604)	$1,934,604	$7,150,323	$251,486,757

Net earnings	—	—	—	39,171,239	—	—	—	—	39,171,239
Stock issuances	30,897	308,970	275,933	—	—	—	—	—	584,903
Cash dividends declared, $1.00 per share	—	—	—	(20,613,167)	—	—	—	—	(20,613,167)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(1,042,630)	(1,042,630)
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related taxes	—	—	—	—	—	—	—	(4,041,718)	(4,041,718)
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(9,271)	(355,125)	355,125	—	—

BALANCE, December 31, 2004	15,511,576	$155,115,760	$58,529,113	$49,834,536	(100,189)	$(2,289,729)	$2,289,729	$2,065,975	$265,545,384
(Continued)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

								Accumulated
								Other
								Comprehensive	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Earnings	Shareholders'
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Losses)	Equity
Four-for-three stock split effected in the form of a 33% stock dividend	5,172,871	51,728,710	—	(51,728,710)	(35,298)	—	—	—	—
Net earnings	—	—	—	44,022,980	—	—	—	—	44,022,980
Stock issuances	29,954	299,540	128,636	—	—	—	—	—	428,176
Cash dividends declared, $1.10 per share	—	—	—	(22,694,200)	—	—	—	—	(22,694,200)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(886,366)	(886,366)
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related taxes	—	—	—	—	—	—	—	(10,194,926)	(10,194,926)
Additional tax benefit related to directors’ deferred compensation plan	—	—	54,759	—	—	—	—	—	54,759
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(9,835)	(302,684)	302,684	—	—

BALANCE, December 31, 2005	20,714,401	$207,144,010	$58,712,508	$19,434,606	(145,322)	$(2,592,413)	$2,592,413	$(9,015,317)	$276,275,807

Change in par value of common stock from $10.00 to $0.01	—	(206,971,541)	206,971,541	—	—	—	—	—
Net earnings	—	—	—	46,029,216	—	—	—	—	46,029,216
Stock issuances	24,726	34,923	405,793	—	—	—	—	—	440,716
Cash dividends declared, $1.18 per share	—	—	—	(24,460,222)	—	—	—	—	(24,460,222)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(113,141)	(113,141)
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related taxes	—	—	—	—	—	—	—	2,546,574	2,546,574
Additional tax benefit related to directors’ deferred compensation plan	—	—	24,996	—	—	—	—	—	24,996
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(7,865)	(319,093)	319,093	—	—
Stock option expense	—	—	157,092	—	—	—	—	—	157,092

BALANCE, December 31, 2006	20,739,127	$207,392	$266,271,930	$41,003,600	(153,187)	$(2,911,506)	$2,911,506	$(6,581,884)	$300,901,038

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$46,029,216	$44,022,980	$39,171,239
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,954,560	6,273,204	5,021,447
Provision for loan losses	2,061,088	1,319,816	1,633,236
Premium amortization, net of discount accretion	215,998	3,087,581	3,663,554
Gain on sale of assets, net	(2,234,154)	(5,992,469)	(3,151,539)
Deferred federal income tax expense (benefit)	(26,625)	277,545	429,607
Loans originated for resale	(170,602,938)	(158,121,586)	(146,437,780)
Proceeds from sale of loans held for resale	174,179,850	156,683,818	167,322,417
Change in other assets	(9,951,982)	1,095,506	(394,200)
Change in other liabilities	4,518,852	(7,709,073)	1,018,800

Total adjustments	6,114,649	(3,085,658)	29,105,542

Net cash provided by operating activities	52,143,865	40,937,322	68,276,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in banks	(277,016)	(305,470)	386,882
Cash paid for acquisition of banks, less cash acquired	—	6,627,197	(6,297,264)
Activity in available-for-sale securities:
Sales	18,513,440	85,032,949	22,590,627
Maturities	1,858,293,402	1,915,359,555	1,182,032,849
Purchases	(1,982,408,309)	(2,167,727,922)	(1,189,101,888)
Activity in held-to-maturity securities:
Maturities	26,173,833	37,442,670	41,140,124
Purchases	—	(620,000)	—
Net increase in loans	(87,566,639)	(737,957)	(118,447,031)
Purchases of bank premises and equipment	(7,370,681)	(10,316,540)	(8,840,226)
Proceeds from sale of other assets	707,035	5,639,596	85,538

Net cash used in investing activities	(173,934,935)	(129,605,922)	(76,450,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	62,179,901	56,687,234	22,432,060
Net increase (decrease) in interest-bearing deposits	(44,432,986)	77,889,442	78,996,103
Net increase in short-term borrowings	69,005,371	32,922,243	6,716,441
Common stock transactions:
Proceeds of stock issuances	440,716	428,176	584,903
Dividends paid	(24,011,155)	(23,003,227)	(20,138,307)

Net cash provided by financing activities	63,181,847	144,923,868	88,591,200

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,609,223)	56,255,268	80,417,592

CASH AND CASH EQUIVALENTS, beginning of year	250,513,433	194,258,165	113,840,573

CASH AND CASH EQUIVALENTS, end of year	$191,904,210	$250,513,433	$194,258,165

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Nature of Operations
First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns (through its wholly-owned Delaware subsidiary) all of the capital stock of ten banks located in Texas as of December 31, 2006. Those subsidiary banks are First Financial Bank, National Association, Abilene; Hereford State Bank; First National Bank, Sweetwater; First Financial Bank, National Association, Eastland; First Financial Bank, National Association, Cleburne; First Financial Bank, National Association, Stephenville; San Angelo National Bank; Weatherford National Bank; First Financial Bank, National Association, Southlake and City National Bank, Mineral Wells. Each subsidiary bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company owns First Financial Trust & Asset Management Company, National Association and First Technology Services, Inc., an information technology subsidiary.
A summary of significant accounting policies of Bankshares and subsidiaries (collectively, the “Company”) applied in the preparation of the accompanying consolidated financial statements follows. The accounting principles followed by the Company and the methods of applying them are in conformity with both accounting principles generally accepted in the United States and prevailing practices of the banking industry.
Stock Split
Average share information and earnings per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends, including the four-for-three stock split in the form of a 33% stock dividend effective June 1, 2005 for shareholders of record on May 16, 2005.
Change in Par Value
On April 25, 2006, the shareholders of the Company approved an amendment to our Corporate Charter at the Annual Shareholders’ Meeting to change the par value of our common stock from $10.00 to $0.01 per share. In the second quarter of 2006, the Company transferred appropriate amounts from common stock to capital surplus in the consolidated financial statements to reflect this change in par value.
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
Investment Securities
Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, adjusted for amortization of

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
premiums and accretion of discounts, with all unrealized gains and unrealized losses judged to be temporary, net of deferred income taxes, excluded from earnings and reported as a separate component of shareholders’ equity. Available for-sale securities that have unrealized losses that are judged other than temporary are included in gain (loss) on sale of securities and a new cost basis is established. Securities classified as trading are recorded at estimated fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 2006, 2005, or 2004.
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
The allowance is an amount management believes will be adequate to absorb estimated inherent losses on existing loans that are deemed uncollectible based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118 based on probable losses on specific loans; (ii) general reserves determined in accordance with SFAS No. 5, “Accounting for Contingencies,” that consider historical loss rates, loan classifications and other factors; and (iii) a qualitative reserve determined in accordance with SFAS 5 based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general allocations, all loans, other than consumer, are segregated by credit grades which are assigned an allocation percentage. Our methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally all loans past due greater than 90 days are placed on non-accrual.
The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2006 and 2005, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
Loans Acquired in Acquisitions
Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” established the accounting for differences between contractual cash flows and cash flows expected to be collected from a company’s initial investment in loans acquired if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted cash flows expected at acquisition to be collected over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits the “carrying over” or creating of a valuation allowance in the initial accounting for loans included in the scope of SOP 03-3. We were required to apply the

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
provisions of this SOP in conjunction with our acquisition of Clyde Financial Corporation completed on February 1, 2005 and Bridgeport Financial Corporation on December 1, 2005.
The Company’s valuation allowances for all acquired loans subject to SOP 03-3 reflect only those losses incurred after acquisition; that is, the cash flows expected at acquisition that are no longer expected to be collected.
Beginning in 2005, for certain acquired loans that have experienced deterioration of credit quality between origination and the Company’s acquisition of the loans, the amount paid for the loans reflects our determination that it is probable we will be unable to collect all amounts due under the loan’s contractual terms. At acquisition, we review each loan to determine whether there is evidence of deterioration of credit quality since origination and whether it is probable that we will be unable to collect all amounts due according to the loan’s contractual terms. We consider all information, including expected prepayments, and estimate the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan. As these loans are generally problem loans, we believe the estimation of cash flows is highly subjective. We estimate the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount — representing the excess of the loan’s cash flows expected to be collected over the amount paid — is accreted into interest income over the remaining life of the loan (accretable yield).
Over the life of the loan, we continue to estimate cash flows expected to be collected. We evaluate at the balance sheet date whether the present value of our loans determined using the effective interest rates has decreased and if so, recognize a loss. The present value of any subsequent increase in the loan’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan. For any remaining increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.
Other Real Estate
Other real estate is foreclosed property held pending disposition and is valued at the lower of its fair value, less estimated costs to sell, or the recorded investment in the related loan. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating and holding expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.
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
Business Combinations, Goodwill and Other Intangible Assets
The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value on the purchase date. Intangible assets with finite useful lives continue to be amortized and goodwill and intangible assets with indefinite lives are not amortized, but rather tested annually for impairment as of June 30 each year.
Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits and are being amortized over seven years, utilizing a method that approximates the expected attrition of the deposits.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
The carrying amount of goodwill and other intangible assets arising from acquisitions that qualify as an asset purchase for federal income tax purposes amounting to approximately $42,856,000 and $43,600,000, respectively, at December 31, 2006 and 2005, is deductible for federal income tax purposes.
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
Segment Reporting
The Company has determined that its banking subsidiaries meet the aggregation criteria of SFAS No. 131, “Segment Disclosures and Related Information” since each of its community banks offers similar products and services, operates in a similar manner, has similar customers and reports to the same regulatory authority, and therefore operates one line of business (community banking) located in a single geographic area (Texas).
Statements of Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.
Accounting for Income Taxes
The Company’s provision for income taxes is based on income before income taxes adjusted for permanent differences between financial reporting and taxable income. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.
Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Prior to 2006, the Company accounted for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. Had compensation cost for the plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 2005 and 2004.
SFAS No. 123R, “Share-Based Payment,” became effective January 1, 2006 and requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The Company recorded stock option expense totaling $157,000 for the year ended December 31, 2006, using the modified prospective method for transition to the new rules whereby grants after the implementation date, as well as unvested awards granted prior to the implementation date, are measured and accounted for under SFAS No. 123R.
Stock Repurchase
On April 25, 2006, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock over the next three years. The plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchases of the stock will be through the open market or in privately negotiated transactions in accordance with applicable laws and regulations. No stock has been repurchased under this plan as of December 31, 2006.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Per Share Data
Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The Company calculates dilutive EPS assuming all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the period. The following table reconciles the computation of basic EPS to dilutive EPS:

		Weighted
	Net	Average	Per Share
	Earnings	Shares	Amount
For the year ended December 31, 2006:
Net earnings per share, basic	$46,029,216	20,725,432	$2.22

Effect of stock options	—	62,137

Net earnings per share, assuming dilution	$46,029,216	20,787,569	$2.21

For the year ended December 31, 2005:
Net earnings per share, basic	$44,022,980	20,696,980	$2.13

Effect of stock options	—	80,538

Net earnings per share, assuming dilution	$44,022,980	20,777,518	$2.12

For the year ended December 31, 2004:
Net earnings per share, basic	$39,171,239	20,659,020	$1.90

Effect of stock options	—	92,880

Net earnings per share, assuming dilution	$39,171,239	20,751,900	$1.89

New Accounting Pronouncements
In September 2006, the Financial Account Standards Board (FASB) issue SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions must be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold must be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold must be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The new interpretation is effective for the Company on January 1, 2007. The implementation of the provisions of the new interpretation is not expected to have a significant impact on the Company’s financial position or results of operations.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of the new pronouncement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company in 2008. The Company has not yet made a determination if it will elect to apply the options available in SFAS 159.
2.	CASH AND INVESTMENT SECURITIES:
The amortized cost, estimated fair values, and gross unrealized gains and losses of the Company’s investment securities as of December 31, 2006 and 2005, are as follows:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:

Obligations of state and political subdivisions	$25,006,789	$955,447	$(81,054)	$25,881,182

Other	4,000	—	—	4,000

Mortgage-backed securities	1,974,781	19,763	(2,767)	1,991,777

Total debt securities held-to-maturity	$26,985,570	$975,210	$(83,821)	$27,876,959

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$407,794,929	$102,813	$(4,043,004)	$403,854,738

Obligations of state and political subdivisions	242,747,658	4,788,430	(578,364)	246,957,724

Corporate bonds and other	81,433,637	299,939	(231,604)	81,501,972

Mortgage-backed securities	375,793,882	550,221	(6,331,314)	370,012,789

Total securities available-for-sale	$1,107,770,106	$5,741,403	$(11,184,286)	$1,102,327,223

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$21,748,608	$65,801	$—	$21,814,409

Obligations of state and political subdivisions	27,990,540	1,242,555	(57,970)	29,175,125

Corporate bonds and other	503,904	2,470	—	506,374

Mortgage-backed securities	2,919,220	66,340	(4,640)	2,980,920

Total debt securities held-to-maturity	$53,162,272	$1,377,166	$(62,610)	$54,476,828

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$379,439,953	$95,659	$(6,006,260)	$373,529,352

Obligations of state and political subdivisions	200,997,133	4,508,013	(1,507,653)	203,997,493

Corporate bonds and other	60,613,436	72,445	(326,012)	60,359,869

Mortgage-backed securities	361,269,041	68,542	(6,265,309)	355,072,274

Total securities available-for-sale	$1,002,319,563	$4,744,659	$(14,105,234)	$992,958,988

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2006 and 2005, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2006 and 2005, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
The amortized cost and estimated fair value of debt securities at December 31, 2006, by contractual and expected maturity, are shown below.

	Held-to-Maturity		Available-for-Sale
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$1,240,421	$1,239,999	$247,946,901	$246,937,280
Due after one year through five years	22,102,591	22,994,710	307,315,223	306,952,020
Due after five years through ten years	1,228,777	1,237,646	95,478,891	97,337,306
Due after ten years	439,000	412,827	81,235,209	81,087,828

	25,010,789	25,885,182	731,976,224	732,314,434

Mortgage-backed securities	1,974,781	1,991,777	375,793,882	370,012,789

Total	$26,985,570	$27,876,959	$1,107,770,106	$1,102,327,223

The following table discloses, as of December 31, 2006, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$115,335	$163	$250,271	$3,880	$365,606	$4,043
Obligations of state and political subdivisions	24,557	78	30,860	581	55,417	659
Mortgage-backed securities	57,382	302	255,592	6,032	312,974	6,334
Corporate bonds	13,845	32	23,585	200	37,430	232

Total	$211,119	$575	$560,308	$10,693	$771,427	$11,268

The number of investment positions in this unrealized loss position totals 720. We do not believe these unrealized losses are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value, (2) it is not probable that the Company will be unable to collect the amounts contractually due and (3) no decision to dispose of the investment were made prior to the balance sheet date. The unrealized losses noted are interest rate related due to rising short-term and intermediate interest rates during the next three years. The duration of these investments is less than 5 years for all securities other than the municipal bonds, which is less than 15 years. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
Securities, carried at approximately $509,951,000 and $355,790,000 at December 31, 2006 and 2005, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.
During 2006, 2005, and 2004, sales of investment securities that were classified as available-for-sale totaled approximately $18,513,000, $85,033,000, and $22,591,000 respectively. Gross realized gains and losses from 2006 securities sales were approximately $104,000 and $42,000, respectively. Gross realized gains and losses for 2005 sales were approximately $401,000 and $166,000, respectively. Gross realized gains for 2004 sales were approximately $388,000. There were no sales at losses during 2004. The specific identification method was used to determine cost in computing the realized gains and losses.
Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. At December 31, 2006 and 2005, such balances totaled approximately $9,769,000 and $4,828,000, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
3. LOANS AND ALLOWANCE FOR LOAN LOSSES:
Major classifications of loans are as follows:

	December 31,
	2006	2005
Commercial, financial and agricultural	$430,285,775	$410,191,123

Real estate — construction	155,284,753	112,892,111

Real estate — mortgage	591,892,720	568,792,718

Consumer	196,271,372	196,728,420

Total loans	$1,373,734,620	$1,288,604,372

Included in real estate-mortgage and consumer loans above are $5.8 million and $31.1 million, respectively, in loans held for sale at December 31, 2006 and $2.3 million and $37.4 million, respectively, in loans held for sale at December 31, 2005 in which the carrying amounts approximate market.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows:

December 31, 2006		December 31, 2005
Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance
$2,636,031	$433,128	$2,410,027	$528,068

The average recorded investment in impaired loans for the years ended December 31, 2006 and 2005, was approximately $3,526,000 and $3,292,000, respectively. The Company had approximately $4,110,000 and $4,244,000 in nonperforming assets at December 31, 2006 and 2005, respectively. No additional funds are committed to be advanced in connection with impaired loans.
Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $91,000, $62,000 and $127,000 during the years ended December 31, 2006, 2005, and 2004, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2006, 2005, and 2004, respectively, such income would have approximated $396,000, $163,000 and $320,000.
The allowance for loan losses as of December 31, 2006 and 2005, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:

	2006	2005
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$433,128	$528,068
Remaining portfolio	15,767,676	14,191,072

Total allowance for loan losses	$16,200,804	$14,719,140

Changes in the allowance for loan losses are summarized as follows:

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	December 31,
	2006	2005	2004
Balance at beginning of year	$14,719,140	$13,837,133	$11,576,299
Add:
Provision for loan losses	2,061,088	1,319,816	1,633,236
Loan recoveries	1,241,991	726,445	759,313
Allowance established from purchase acquisition	—	792,640	1,857,519

Deduct:
Loan charge-offs	(1,821,415)	(1,956,894)	(1,989,234)

Balance at end of year	$16,200,804	$14,719,140	$13,837,133

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2006 (determined as of each respective year-end) follows:

	Beginning	Additional		Ending
	Balance	Loans	Payments	Balance
Year ended December 31, 2006	$55,553,730	$112,859,263	$113,790,853	$54,622,140

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.
Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2006, approximately $147,780,000 in loans held by these subsidiaries were subject to blanket liens as security for letters of credit issued under these lines of credit.
During the years ended December 31, 2006 and 2005, the Company sold student loans totaling $71.7 million and $61.3 million, respectively, recognizing a net profits of $2.1 million and $1.8 million, respectively, to a financial institution of which an executive officer of one of our wholly owned subsidiary banks became a board member during 2006 and 2005. In the opinion of management, these loan sales are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.
Loans within the scope of SOP 03-3 had an outstanding contractual balance of $2,030,000 and $3,960,000 and carrying amount of $1,474,000 and $3,002,000 at December 31, 2006 and 2005, respectively. The amount of contractually required payments receivable totaled $3,309,000 and $6,311,000 and cash flows expected to be collected totaled $2,492,000 and $5,088,000 as of December 31, 2006 and 2005, respectively. No accretion was recognized on loans with a carrying value of $319,000 and $848,000 due to significant doubts regarding their collectibility at December 31, 2006 and 2005, respectively.
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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
4. BANK PREMISES AND EQUIPMENT:
The following is a summary of bank premises and equipment:

	Useful Life	December 31,
		2006	2005
Land	–	$13,847,704	$12,035,669

Buildings	20 to 40 years	61,213,343	59,188,731

Furniture and equipment	3 to 10 years	40,630,147	40,076,756

Leasehold improvements	Lesser of lease term or 5 to 15 years	8,907,623	8,461,958

		124,598,817	119,763,114

Less- accumulated depreciation and amortization		(63,635,365)	(59,669,617)

		$60,963,452	$60,093,497

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $6,463,000, $5,593,000, and $4,860,000, respectively and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.
The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,644,000, $1,675,000 and $1,630,000, for the years ended December 31, 2006, 2005, and 2004, respectively.
5. TIME DEPOSITS
Time deposits of $100,000 or more totaled approximately $356,268,000 and $330,603,000 at December 31, 2006 and 2005, respectively. Interest expense on these deposits was approximately $13,642,000, $7,298,000, and $4,500,000 during 2006, 2005, and 2004, respectively.
At December 31, 2006, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2007	$698,743
2008	48,260
2009	15,319
2010	12,375
2011	6,991

Deposits received from related parties at December 31, 2006 totaled $62,090,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
6. LINE OF CREDIT
Effective December 31, 2006, the Company renewed its line of credit with a nonaffiliated bank under which it can borrow up to $50.0 million. The line of credit is unsecured for outstanding balances less than $25 million and secured by stock of a subsidiary bank if amounts borrowed exceed $25.0 million. The line of credit matures on December 31, 2007. The Company paid no fee to secure the unused line of credit and, accordingly, did not estimate a fair value of the unused line of credit at December 31, 2006 or 2005. The line of credit carries an interest rate of the London Interbank Offering Rate plus 1.0%. If a balance exists at December 31, 2007, the principal balance converts to a term facility payable quarterly over five years. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restrict the payment of dividends above 55% of consolidated net income, limit the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibit the disposal of assets except in the ordinary course of business. Management believes the Company was in compliance with the financial covenants at December 31, 2006. There was no outstanding balance under the line of credit as of December 31, 2006 or 2005. On December 2, 2005, the Company borrowed $1.5 million in connection with its acquisition of Bridgeport Financial Corporation. The amount was repaid in full on December 30, 2005.
7. INCOME TAXES:
The Company files a consolidated federal income tax return. Income tax expense is comprised of the following:

	Year Ended December 31,
	2006	2005	2004
Current federal income tax	$19,334,533	$18,097,847	$15,357,025
Deferred federal income tax expense (benefit)	(26,625)	277,545	429,607

Income tax expense	$19,307,908	$18,375,392	$15,786,632

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(5.8)%	(5.4)%	(6.3)%
ESOP tax credit	(0.4)%	(0.3)%	(0.4)%
Other	0.8%	0.1%	0.4%

Effective income tax rate	29.6%	29.4%	28.7%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$5,274,589	$4,585,696
Minimum liability in defined benefit plan	1,639,031	1,578,109
Recognized for financial reporting purposes but not for tax purposes:
Deferred compensation	1,264,867	1,225,908
Write-downs and adjustments to other real estate owned and repossessed assets	13,172	25,620
Net unrealized loss on investment securities available-for-sale	1,905,009	3,276,293
Other deferred tax assets	334,929	224,318

Total deferred tax assets	10,431,597	10,915,944

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	1,107,379	1,532,977
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	3,397,169	2,998,692
Recognized for financial reporting purposes but not for tax purposes:
Accretion on investment securities	1,011,229	498,193
Pension plan contributions	204,550	322,452
Other deferred tax liabilities	266,114	195,567

Total deferred tax liabilities	5,986,441	5,547,881

Net deferred tax asset	$4,445,156	$5,368,063

8. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Company is required to disclose the estimated fair value of its financial instrument assets and liabilities. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments as defined. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.
Estimated fair values have been determined by the Company using the best available data, as generally provided in the Company’s regulatory reports, and an estimation methodology suitable for each category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate the carrying value.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
The estimated fair values and carrying values at December 31, 2006 and 2005, were as follows:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and due from banks	$127,419,210	$127,419,210	$129,563,433	$129,563,433

Federal funds sold	64,485,000	64,485,000	120,950,000	120,950,000

Interest-bearing deposits in banks	1,072,443	1,072,443	795,427	795,427

Investment securities	1,129,312,793	1,130,204,182	1,046,121,260	1,047,435,816

Net loans	1,357,533,816	1,342,010,615	1,273,885,232	1,272,651,329

Accrued interest receivable	22,756,488	22,756,488	19,247,082	19,247,082

Deposits with stated maturities	781,773,003	781,843,732	709,035,509	706,788,465

Deposits with no stated maturities	1,602,251,044	1,602,251,044	1,657,241,623	1,657,241,623

Short term borrowings	143,244,347	143,244,347	74,238,976	74,238,976

Accrued interest payable	4,366,876	4,366,876	3,337,888	3,337,888
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
The carrying value and the estimated fair value of the Company’s contractual off-balance-sheet unfunded lines of credit, loan commitments and letters of credit, which are generally priced at market at the time of funding, are not material.
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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
9. COMMITMENTS AND CONTINGENCIES:
The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and the resolution of these matters will have no material adverse effects upon the results of operations or financial condition of the Company.
The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2006, future minimum lease commitments were: 2007 — $455,000; 2008 — $304,000; 2009 - $226,000; 2010 — $134,000; 2011 — $80,000 and thereafter — $14,000.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded lines of credit, commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company generally uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Contract or
Notional Amount at
December 31, 2006
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$274,342,000
Unfunded commitments to extend credit	95,125,000
Standby letters of credit	18,888,000

$388,355,000

Unfunded lines of credit and commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, livestock, and income-producing commercial properties.
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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
11. CONCENTRATION OF CREDIT RISK:
The Company grants commercial, retail, agriculture and residential loans to customers primarily in North Central and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon this local economic sector.
12. PENSION AND PROFIT SHARING PLANS:
The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we did not expect contributions or pension expense to be significant in future years, as permitted by existing Internal Revenue Service funding standards. However, as a result of the Pension Protection Act of 2006, the Company will be required to contribute amounts over seven years to fund any shortfalls. The Company is evaluating the provisions of the Act to develop a plan for future years’ funding.
Using an actuarial measurement date of September 30, benefit obligation activity and fair value of plan assets for the years ended December 31, 2006 and 2005, and a statement of the funded status as of December 31, 2006 and 2005 are as follows:

	2006	2005
Reconciliation of benefit obligations:
Benefit obligation at January 1	$17,942,586	$16,396,300
Interest cost on projected benefit obligation	1,045,011	1,013,104
Actuarial loss	318,952	1,368,162
Benefits paid	(835,309)	(834,980)

Benefit obligation at December 31	18,471,240	17,942,586

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	14,354,993	14,184,648
Actual return on plan assets	853,049	1,005,325
Employer contributions	—	—
Benefits paid	(835,309)	(834,980)

Fair value of plan assets at December 31	14,372,733	14,354,993

Funded status	$(4,098,507)	$(3,587,593)

Reconciliation of funded status to accrued pension liability:
Funded status at December 31	$(4,098,507)	$(3,587,593)
Unrecognized loss from past experience different than that assumed and effects of changes in assumptions	5,005,749	4,831,688
Additional minimum liability recorded	(5,005,749)	(4,831,688)

Accrued pension liability	$(4,098,507)	$(3,587,593)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
The Company recorded an additional minimum liability in the year ended December 31, 2006 and 2005 to reflect the underfunded status of the plan. As the plan was frozen effective in 2004, the projected benefit obligation and the accumulated benefit obligation are the same. The accrued pension liability at December 31, 2006 and 2005 represents the difference between the fair value of plan assets and the benefit obligation. The benefit obligation is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels.
In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” was issued which requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its balance sheet. The funded status is measured as the difference between plan assets at fair value and the benefit obligation. An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses. The Company was required to recognize the funded status of its defined benefit post-retirement benefit plan in its financial statements for the year ended December 31, 2006. The Company had previously recognized the funded status of its pension plans in prior financial statements. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company’s financial statements beginning with the year ended after December 31, 2008.
Net periodic pension cost for the years ended December 31, 2006, 2005, and 2004, included:

	Year Ended December 31,
	2006	2005	2004
Service cost — benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,045,011	1,013,104	991,728
Expected return on plan assets	(901,938)	(1,117,278)	(1,102,084)
Amortization of unrecognized net loss	193,780	116,473	26,421
Curtailment adjustment	—	—	176,014

Net periodic pension cost	$336,853	$12,299	$92,079

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2006	2005	2004
Weighted average discount rate	5.85%	5.85%	6.25%
Rate of increase in future compensation levels	—	—	—
Expected long-term rate of return on assets	6.50%	7.75%	7.75%
The expected long-term rate of return on plan assets is based on historical returns and expectations of future returns based on asset mix, after consultation with our investment advisors and actuaries. The expected long-term rate of return was adjusted to 6.50% for 2006 after discussions with our actuaries and investment advisors taking into account historical returns and expectations in the future (next 10 to 15 years). The weighted average discount rate was not adjusted in 2006.
The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2006 and 2005 is as follows:

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	December 31, 2006	December 31, 2005	Targeted
	Allocation	Allocation	Allocation
Equity securities	60%	58%	60%
Debt securities	38%	39%	40%
Cash and equivalents	2%	3%	—
The range and weighted average maturities of debt securities held in the pension plan as of December 31, 2006 are one month to 15 years and approximately 6.4 years, respectively.
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
An estimate of the undiscounted projected future payments to eligible participants for the next five years and the following five years in the aggregate is as follows (dollars in thousands):

Year Ending December 31,
2007	$997
2008	1,081
2009	1,159
2010	1,220
2011	1,305
2012 to 2016	7,436
No contribution was made to the pension plan in 2006 or 2005.
As of December 31, 2006 and 2005, the pension plan’s assets included Company common stock valued at approximately $860,000 and $720,000, respectively.
The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute up to 5% of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a seven-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $2,116,000, $2,072,000, and $2,737,000 in 2006, 2005 and 2004, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2006 and 2005, the profit sharing plan’s assets included Company common stock valued at approximately $23,448,000 and $19,617,000, respectively.
In 2004, we replaced our frozen pension plan with a matching of employee salary deferrals into the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2006, 2005 and 2004 was $1,041,000, $868,000 and $708,000, respectively, and is included in salaries and employee benefits in the statements of earnings.
The Company has a directors’ deferred compensation plan whereby the directors may elect to defer up to 100% of their directors’ fees. All deferred compensation is invested in the Company’s common stock held in a rabbi trust. The stock is held in the name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company, and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated in the financial statements of the Company.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
13. DIVIDENDS FROM SUBSIDIARIES:
At December 31, 2006, approximately $26.9 million was available for the declaration of dividends by the Company’s subsidiary banks without the prior approval of regulatory agencies.
14. REGULATORY MATTERS:
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each of Bankshares’ subsidiaries must meet specific capital guidelines that involve quantitative measures of the subsidiaries’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The subsidiaries’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require Bankshares and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes as of December 31, 2006 and 2005, that Bankshares and each of its subsidiaries meet all capital adequacy requirements to which they are subject.
As of December 31, 2006 and 2005, the most recent notification from each respective subsidiary’s primary regulator categorized each of Bankshares’ subsidiaries as well-capitalized. To be categorized as well-capitalized, the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.
There are no conditions or events since that notification that management believes have changed the institutions’ categories. Bankshares’ and its significant subsidiaries’ actual capital amounts and ratios are presented in the table below:

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Consolidated	$257,405,000	15%	≥$134,263,000	≥ 8%	N/A	≥10%
First Financial Bank-Abilene	$ 70,410,000	14%	≥$ 41,658,000	≥ 8%	≥$52,073,000	≥10%
San Angelo National Bank	$ 31,504,000	18%	≥$ 13,709,000	≥ 8%	≥$17,137,000	≥10%
Weatherford National Bank	$ 22,053,000	13%	≥$ 13,335,000	≥ 8%	≥$16,668,000	≥10%
First Financial Bank-Stephenville	$ 24,995,000	12%	≥$ 16,090,000	≥ 8%	≥$20,113,000	≥10%
First Financial Bank-Southlake	$ 21,982,000	12%	≥$ 14,608,000	≥ 8%	≥$18,260,000	≥10%

Tier I Capital (to Risk-Weighted Assets):
Consolidated	$241,182,000	14%	≥$ 67,131,000	≥ 4%	N/A	≥ 6%
First Financial Bank-Abilene	$ 65,845,000	13%	≥$ 20,829,000	≥ 4%	≥$31,244,000	≥ 6%
San Angelo National Bank	$ 30,224,000	18%	≥$ 6,855,000	≥ 4%	≥$10,282,000	≥ 6%
Weatherford National Bank	$ 20,321,000	12%	≥$ 6,667,000	≥ 4%	≥$10,001,000	≥ 6%
First Financial Bank-Stephenville	$ 22,875,000	11%	≥$ 8,045,000	≥ 4%	≥$12,068,000	≥ 6%
First Financial Bank-Southlake	$ 20,063,000	11%	≥$ 7,304,000	≥ 4%	≥$10,956,000	≥ 6%

Tier I Capital (to Average Assets):
Consolidated	$241,182,000	9%	≥$ 81,353,000	≥ 3%	N/A	≥ 5%
First Financial Bank-Abilene	$ 65,845,000	7%	≥$ 26,624,000	≥ 3%	≥$44,373,000	≥ 5%
San Angelo National Bank	$ 30,224,000	10%	≥$ 8,703,000	≥ 3%	≥$14,505,000	≥ 5%
Weatherford National Bank	$ 20,321,000	7%	≥$ 8,549,000	≥ 3%	≥$14,249,000	≥ 5%
First Financial Bank-Stephenville	$ 22,875,000	8%	≥$ 8,665,000	≥ 3%	≥$14,441,000	≥ 5%
First Financial Bank-Southlake	$ 20,063,000	7%	≥$ 8,103,000	≥ 3%	≥$13,504,000	≥ 5%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets):
Consolidated	$233,666,000	15%	≥$123,576,000	≥ 8%	N/A	N/A
First Financial Bank-Abilene	$ 68,577,000	14%	≥$ 39,875,000	≥ 8%	≥$49,843,000	≥10%
San Angelo National Bank	$ 31,362,000	21%	≥$ 12,060,000	≥ 8%	≥$15,075,000	≥10%
Weatherford National Bank	$ 20,915,000	14%	≥$ 11,707,000	≥ 8%	≥$14,634,000	≥10%
First Financial Bank-Stephenville	$ 20,942,000	12%	≥$ 14,487,000	≥ 8%	≥$18,108,000	≥10%
First Financial Bank-Southlake	$ 19,480,000	12%	≥$ 12,833,000	≥ 8%	≥$16,041,000	≥10%

Tier I Capital (to Risk-Weighted Assets):
Consolidated	$218,931,000	14%	≥$ 61,788,000	≥ 4%	N/A	N/A
First Financial Bank-Abilene	$ 64,692,000	13%	≥$ 19,937,000	≥ 4%	≥$29,905,000	≥ 6%
San Angelo National Bank	$ 30,033,000	20%	≥$ 6,030,000	≥ 4%	≥$ 9,045,000	≥ 6%
Weatherford National Bank	$ 19,472,000	13%	≥$ 5,853,000	≥ 4%	≥$ 8,780,000	≥ 6%
First Financial Bank-Stephenville	$ 18,679,000	10%	≥$ 7,243,000	≥ 4%	≥$10,865,000	≥ 6%
First Financial Bank-Southlake	$ 18,109,000	11%	≥$ 6,417,000	≥ 4%	≥ $ 9,625,000	≥ 6%

Tier I Capital (to Average Assets):
Consolidated	$218,931,000	9%	≥$ 76,767,000	≥ 3%	N/A	N/A
First Financial Bank-Abilene	$ 64,692,000	8%	≥$ 25,868,000	≥ 3%	≥$43,113,000	≥ 5%
San Angelo National Bank	$ 30,033,000	10%	≥$ 8,645,000	≥ 3%	≥$14,409,000	≥ 5%
Weatherford National Bank	$ 19,472,000	8%	≥$ 7,769,000	≥ 3%	≥$12,948,000	≥ 5%
First Financial Bank-Stephenville	$ 18,679,000	7%	≥$ 8,144,000	≥ 3%	≥$13,574,000	≥ 5%
First Financial Bank-Southlake	$ 18,109,000	23%	≥$ 2,382,000	≥3%	≥$ 3,971,000	≥ 5%
In connection with our Trust Company’s application to obtain our trust charter, we are required to maintain tangible net assets of $2.0 million at all times. As of December 31, 2006, our Trust Company had tangible assets totaling $2.9 million.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
15. STOCK OPTION PLAN:
The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2006, the Company had allocated 874,750 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the year ended December 31, 2006 is presented in the table and narrative below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Shares	Ex. Price	Contractual Term	Value ($000)
Outstanding, beginning of year	241,485	$24.56
Granted	—	—
Exercised	(24,726)	17.78
Cancelled	(6,032)	28.76

Outstanding, end of year	210,727	$25.23	6.20	$3,504

Exercisable at end of year	76,101	$17.74	3.92	$1,863

The options outstanding at December 31, 2006, have exercise prices ranging between $12.48 and $33.08 with a weighted average remaining contractual life of 4.74 years. Stock options have been adjusted retroactively for the effects of stock dividends and splits.
The following table summarizes information concerning outstanding and vested stock options as of December 31, 2006:

		Remaining
	Number	Contracted
Exercise Price	Outstanding	Life (Years)	Number Vested
$17.57	15,525	1.2	15,525
12.48	31,686	3.2	31,686
17.90	1,332	4.5	1,332
18.30	2,333	5.1	999
23.10	70,691	6.4	25,692
33.08	89,160	8.1	2,000

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
From inception of the plan until December 31, 2005, the Company accounted for this plan under APB 25 under which no compensation cost has been recognized for options granted. Effective January 1, 2006, the Company accounted for this plan under SFAS No. 123R whereby the fair value of options is recognized as compensation expense over the vesting period. The fair value of the options granted in 2005, was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 4.40%; expected dividend yield of 3.02%; expected life of 5.6 years; and expected volatility of 20.5%.
The weighted-average grant-date fair value of options granted during the year ended December 31, 2005 was $6.23. There were no grants during 2006 or 2004. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $495,000, $702,000 and $611,000 respectively.
As of December 31, 2006, there was $511,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004 was $103,000 $116,000 and $194,000 respectively.
The aggregate intrinsic value of vested stock options at December 31, 2006 totaled $1,889,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
16. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY:
Condensed Balance Sheets-December 31, 2006 and 2005

	2006	2005
ASSETS
Cash in subsidiary bank	$5,808,149	$1,411,640
Cash in unaffiliated bank	4,760	4,627
Interest-bearing deposits in subsidiary bank	14,109,723	6,356,216

Total cash and cash equivalents	19,922,632	7,772,483

Investment in and advances to subsidiaries, at equity	286,789,901	275,953,978
Intangible assets	723,375	723,375
Other assets	432,810	2,261,152

Total assets	$307,868,718	$286,710,988

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	$6,967,680	$10,435,181
Shareholders’ equity:
Common stock	207,392	207,144,010
Capital surplus	266,271,930	58,712,508
Retained earnings	41,003,600	19,434,606
Accumulated other comprehensive earnings (loss)	(6,581,884)	(9,015,317)

Total shareholders’ equity	300,901,038	276,275,807

Total liabilities and shareholders’ equity	$307,868,718	$286,710,988

Condensed Statements of Earnings-
For the Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Income:
Cash dividends from subsidiary banks	$39,726,766	$29,312,753	$37,370,000
Excess of earnings over dividends of subsidiary banks	7,660,591	15,963,918	2,985,413
Other income	1,052,705	1,148,038	1,119,243

	48,440,062	46,424,709	41,474,656

Expenses:
Salaries and employee benefits	1,783,904	1,488,550	1,354,493
Other operating expenses	1,704,905	1,899,697	1,872,147

	3,488,809	3,388,247	3,226,640

Earnings before income taxes	44,951,253	43,036,462	38,248,016

Income tax benefit	1,077,963	986,518	923,223

Net earnings	$46,029,216	$44,022,980	$39,171,239

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Condensed Statements of Cash Flows-
For the Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$46,029,216	$44,022,980	$39,171,239
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary banks	(7,660,591)	(15,963,918)	(2,985,413)
Depreciation	54,268	54,192	55,224
Increase in other assets	329,034	(13,894)	(1,220,474)
(Decrease) increase in liabilities	277,742	(187,836)	1,202,291

Net cash provided by operating activities	39,029,669	27,911,524	36,222,867

Cash flows from investing activities:
Purchases of bank premises and equipment	(9,441)	(21,371)	(43,844)
Investment in and advances to subsidiaries	(3,300,000)	(28,569,433)	(19,823,558)

Net cash used in investing activities	(3,309,441)	(28,590,804)	(19,867,402)

Cash flows from financing activities:
Proceeds of stock issuances	440,716	428,176	584,903
Cash dividends paid	(24,011,155)	(23,003,227)	(20,138,307)

Net cash used in financing activities	(23,570,439)	(22,575,051)	(19,553,404)

Net increase (decrease) in cash and cash equivalents	12,149,789	(23,254,331)	(3,197,939)

Cash and cash equivalents, beginning of year	7,772,843	31,026,814	34,224,753

Cash and cash equivalents, end of year	$19,922,632	$7,772,483	$31,026,814

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
17. ACQUISITIONS:
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
The primary purpose of the acquisition was to expand the Company’s market share in areas with close proximity to Dallas/Ft. Worth, Texas. Factors that contributed to a purchase price resulting in goodwill include Liberty’s historic record of earnings, the Granbury market and its geographic location, which complements the Company’s existing service locations. The results of operations of Liberty National Bank are included in the consolidated earnings of the Company commencing July 27, 2004.
The following is a condensed balance sheet disclosing the preliminary estimated fair value amounts assigned to the major asset and liability captions at the acquisition date.

ASSETS
Cash and cash equivalents	$3,763,765
Investment in securities	7,954,831
Loans, net	45,689,723
Goodwill	7,139,535
Identifiable intangible asset	359,176
Other assets	3,089,372

Total assets	$67,996,402

LIABILITIES AND SHAREHOLDERS’ EQUITY

Noninterest-bearing deposits	$6,509,685
Interest-bearing deposits	46,849,196
Other liabilities	2,341,372
Shareholders’ equity	12,296,149

Total liabilities and shareholders’ equity	$67,996,402

Goodwill recorded in the acquisition of Liberty will be accounted for in accordance with SFAS No. 142. Accordingly, goodwill will not be amortized, rather it will be tested for impairment annually. The goodwill and identifiable intangible asset recorded are expected to be deductible for federal income tax purposes.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Cash flow information relative to the acquisition of Liberty is as follows:

Fair value of assets acquired	$67,996,402
Cash paid for the capital stock of Liberty	12,296,149

Liabilities assumed	$55,700,253

The proforma impact of this acquisition to the Company’s financial statements is insignificant.
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
The primary purpose of the acquisition was to expand the Company’s market share in areas with close proximity to Dallas/Ft. Worth, Texas. Factors that contributed to a purchase price resulting in goodwill include First National Bank, Glen Rose’s historic record of earnings, the growth potential for Glen Rose and its geographic location, which complements the Company’s existing service locations. The results of operations of First National Bank are included in the consolidated earnings of the Company commencing December 1, 2004.
The following is a condensed balance sheet disclosing the preliminary estimated fair value amounts assigned to the major asset and liability captions at the acquisition date.

ASSETS

Cash and cash equivalents	$15,612,964
Investment in securities	2,232,328
Loans, net	29,390,798
Goodwill	8,234,680
Identifiable intangible asset	432,539
Other assets	1,302,651

Total assets	$57,205,960

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$43,253,978
Other liabilities	574,138
Shareholders’ equity	13,377,844

Total liabilities and shareholders’ equity	$57,205,960

Goodwill recorded in the acquisition of First National Bank will be accounted for in accordance with SFAS No. 142. Accordingly, goodwill will not be amortized, rather it will be tested for impairment annually. The goodwill and identifiable intangible asset recorded are expected to be deductible for federal income tax purposes.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Cash flow information relative to the acquisition of First National Bank is as follows:

Fair value of assets acquired	$57,205,960
Cash paid for the capital stock of First National Bank	13,377,844

Liabilities assumed	$43,828,116

The proforma impact of this acquisition to the Company’s financial statements is insignificant.
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
The primary purpose of the acquisition was to expand the Company’s market share near Abilene and along Interstate Highway 20 in West Texas. Factors that contributed to a purchase price resulting in goodwill include Peoples’ historic record of earnings and its geographic location which complements the Company’s existing service locations. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing February 1, 2005.
The following is a condensed balance sheet disclosing the preliminary estimated fair value amounts assigned to the major asset and liability categories at the acquisition date.

ASSETS

Cash and cash equivalents	$24,269,306
Interest-bearing deposit in banks	8,500,000
Investment in securities	34,480,602
Loans, net	56,267,932
Goodwill	11,312,847
Identifiable intangible asset	1,914,606
Other assets	3,151,450

Total assets	$139,896,743

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$113,890,662
Other liabilities	610,081
Shareholders’ equity	25,396,000

Total liabilities and shareholders’ equity	$139,896,743

Goodwill recorded in the acquisition of The Peoples State Bank will be accounted for in accordance with SFAS No. 142. Accordingly, goodwill will not be amortized, but will be tested for impairment annually. The goodwill and identifiable intangible asset recorded are not expected to be deductible for federal income tax purposes.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Cash flow information relative to the acquisition of Clyde Financial Corporation is as follows:

Fair value of assets acquired	$139,896,743
Cash paid for the capital stock of Clyde Financial Corporation	25,396,000

Liabilities assumed	$114,500,743

We believe the proforma impact of this acquisition to the Company’s financial statements is insignificant.
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
The primary purpose of the acquisition was to expand the Company’s market share near Dallas/Ft. Worth, Texas and along Interstate Highway 35 in North Central Texas. Factors that contributed to a purchase price resulting in goodwill include Bridgeport’s historic record of earnings and its geographic location which complements the Company’s existing service locations. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing December 1, 2005.
The following is a condensed balance sheet disclosing the preliminary estimated fair value amounts assigned to the major asset and liability categories at the acquisition date.

ASSETS

Cash and cash equivalents	$27,805,513
Investment in securities	45,334,311
Loans, net	65,863,055
Goodwill	12,409,306
Identifiable intangible asset	2,309,958
Other assets	7,411,284

Total assets	$161,133,427

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$131,997,602
Other liabilities	9,084,203
Shareholders’ equity	20,051,622

Total liabilities and shareholders’ equity	$161,133,427

Goodwill recorded in the acquisition of Bridgeport will be accounted for in accordance with SFAS No. 142. Accordingly, goodwill will not be amortized, but will be tested for impairment annually. The goodwill and identifiable intangible asset recorded are expected to be deductible for federal income tax purposes.
Cash flow information relative to the acquisition of Bridgeport is as follows:

Fair value of assets acquired	$161,133,427
Cash paid for the capital stock of Bridgeport Financial Corporation	20,051,622

Liabilities assumed	$141,081,805

We believe the proforma impact of this acquisition to the Company’s financial statements is insignificant.
The First National Bank of Bridgeport is located in the City of Bridgeport, Wise County, Texas, approximately 35 miles northwest of Fort Worth, Texas. The bank also operated offices in Boyd and Decatur, Texas, for a total of three offices. The First National Bank of Bridgeport was established in 1907.
18. CASH FLOW INFORMATION:
Supplemental information on cash flows and noncash transactions is as follows:

	Year Ended December 31,
	2006	2005	2004
Supplemental cash flow information:
Interest paid	$47,598,695	$26,964,956	$16,254,763
Federal income taxes paid	19,130,331	18,292,335	15,208,678

Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	421,531	1,289,814	147,124
Loans to finance the sale of other real estate	—	—	1,065,854