Form 10-Q
period 2007-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2007-05-02
CIK 36029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2007:

Class	Number of Shares Outstanding
Common Stock, $0.01 par value per share	20,754,812

TABLE OF CONTENTS
PART I
FINANCIAL INFORMATION
PART II
OTHER INFORMATION

4.	Submission of Matters of a Vote of Security Holders	17

6.	Exhibits	18

	Signatures	19

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “predict”, “project”, and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:
•	General economic conditions, including national and local real estate markets;

•	Legislative and regulatory actions and reforms;

•	Competition from other financial institutions and financial holding companies;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	Changes in the demand for loans;

•	Fluctuations in the value of collateral and in the allowance for loan losses;

•	Inflation, interest rate, market and monetary fluctuations;

•	Changes in consumer spending, borrowing and savings habits;

•	Our ability to attract deposits;

•	Consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors; and

•	Acquisitions and integration of acquired businesses.
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
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 2007 and 2006 and December 31, 2006, and the consolidated statements of earnings and comprehensive earnings for the three months ended March 31, 2007 and 2006, changes in shareholders’ equity for the three months ended March 31, 2007 and the year ended December 31, 2006, and cash flows for the three months ended March 31, 2007 and 2006, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,
	2007	2006	2006
ASSETS	(Unaudited)
Cash and due from banks	$103,831,916	$111,434,103	$127,419,210
Federal funds sold	109,110,000	132,925,000	64,485,000

Cash and cash equivalents	212,941,916	244,359,103	191,904,210

Interest-bearing deposits in banks	6,174,192	5,755,087	1,072,443

Investment securities:
Securities held-to-maturity (market value of $26,765,330, $45,158,962 and $27,876,959 at March 31, 2007 and 2006 and December 31, 2006, respectively)	25,950,948	44,035,525	26,985,570
Securities available-for-sale, at fair value	1,072,007,617	1,061,780,329	1,102,327,223

Total investment securities	1,097,958,565	1,105,815,854	1,129,312,793

Loans	1,406,866,740	1,254,972,949	1,373,734,620
Less: Allowance for loan losses	(16,457,977)	(15,115,795)	(16,200,804)

Net loans	1,390,408,763	1,239,857,154	1,357,533,816

Bank premises and equipment, net	59,855,025	59,688,760	59,467,923
Intangible assets	66,318,850	67,889,776	66,702,100
Other assets	36,788,633	34,752,507	44,171,229

TOTAL ASSETS	$2,870,445,944	$2,758,118,241	$2,850,164,514

LIABILITIES
Noninterest-bearing deposits	$657,785,690	$608,160,815	$685,335,743
Interest-bearing deposits	1,768,057,443	1,760,958,337	1,698,688,304

Total deposits	2,425,843,133	2,369,119,152	2,384,024,047

Dividends payable	5,419,649	4,972,372	5,413,848
Short-term borrowings	111,614,119	86,384,293	143,244,347
Other liabilities	19,360,008	17,014,054	16,581,234

Total liabilities	2,562,236,909	2,477,489,871	2,549,263,476

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value at March 31, 2007 and December 31, 2006 and $10.00 at March 31, 2006; authorized 40,000,000 shares; 20,754,796, 20,717,481 and 20,739,127 shares issued at March 31, 2007 and 2006 and December 31, 2006, respectively	207,548	207,174,810	207,392
Capital surplus	266,643,574	58,793,238	266,271,930
Retained earnings	46,240,191	25,101,205	41,003,600
Treasury stock (shares at cost: 154,190, 148,305 and 153,187 at March 31, 2007 and 2006, and December 31, 2006, respectively)	(2,990,335)	(2,699,856)	(2,911,506)
Deferred compensation	2,990,335	2,699,856	2,911,506
Accumulated other comprehensive income (loss)	(4,882,278)	(10,440,883)	(6,581,884)

Total shareholders’ equity	308,209,035	280,628,370	300,901,038

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,870,445,944	$2,758,118,241	$2,850,164,514

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$27,651,630	$23,443,927
Interest on investment securities:
Taxable	9,761,440	9,250,286
Exempt from federal income tax	2,896,515	2,526,205
Interest on federal funds sold and interest-bearing deposits in banks	762,566	1,180,486

Total interest income	41,072,151	36,400,904

INTEREST EXPENSE
Interest-bearing deposits	12,908,392	9,853,689
Other	1,590,898	896,235

Total interest expense	14,499,290	10,749,924

NET INTEREST INCOME	26,572,861	25,650,980
Provision for loan losses	242,076	333,251

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,330,785	25,317,729

NONINTEREST INCOME
Trust department income	2,099,899	1,847,453
Service charges on deposit accounts	5,139,416	5,287,802
ATM and credit card fees	1,718,401	1,439,509
Real estate mortgage fees	738,352	449,200
Net gain on sale of securities	84,782	—
Net gain on sale of student loans	162,905	1,409,501
Net gain on sale of other real estate	12,385	1,068
Other	964,339	1,043,726

Total noninterest income	10,920,479	11,478,259

NONINTEREST EXPENSE
Salaries and employee benefits	11,439,079	11,388,173
Net occupancy expense	1,408,906	1,475,442
Equipment expense	1,744,726	1,705,468
Printing, stationery and supplies	472,257	498,156
Correspondent bank service charges	325,557	311,504
Amortization of intangible assets	383,250	226,315
Other expenses	5,341,333	4,905,916

Total noninterest expense	21,115,108	20,510,974

EARNINGS BEFORE INCOME TAXES	16,136,156	16,285,014
Income tax expense	4,673,746	4,817,687

NET EARNINGS	$11,462,410	$11,467,327

EARNINGS PER SHARE, BASIC	$0.55	$0.55

EARNINGS PER SHARE, ASSUMING DILUTION	$0.55	$0.55

DIVIDENDS PER SHARE	$0.30	$0.28

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
NET EARNINGS	$11,462,410	$11,467,327

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	2,699,560	(2,193,178)

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(84,782)	—

Total other items of comprehensive earnings (losses)	2,614,778	(2,193,178)

Income tax benefit (expense) related to other items of comprehensive earnings	(915,172)	767,612

COMPREHENSIVE EARNINGS	$13,162,016	$10,041,761

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings (Losses)	Equity
Balances at December 31, 2005	20,714,401	$207,144,010	$58,712,508	$19,434,606	(145,322)	$(2,592,413)	$2,592,413	$(9,015,317)	$276,275,807

Change in par value of common stock from $10.00 to $0.01	—	(206,971,541)	206,971,541	—	—	—	—	—	—

Net earnings	—	—	—	46,029,216	—	—	—	—	46,029,216

Stock issuances	24,726	34,923	405,793	—	—	—	—	—	440,716

Cash dividends declared, $1.18 per share	—	—	—	(24,460,222)	—	—	—	—	(24,460,222)

Minimum liability pension adjustment, net of related incomes taxes	—	—	—	—	—	—	—	(113,141)	(113,141)

Change in unrealized gain (loss) in investment securities available- for-sale, net of related income taxes	—	—	—	—	—	—	—	2,546,574	2,546,574

Additional tax benefit related to directors’ deferred compensation plan	—	—	24,996	—	—	—	—	—	24,996

Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(7,865)	(319,093)	319,093	—	—

Stock option expense	—	—	157,092	—	—	—	—	—	157,092

Balances at December 31, 2006	20,739,127	$207,392	$266,271,930	$41,003,600	(153,187)	$(2,911,506)	$2,911,506	$(6,581,884)	$300,901,038

Net earnings (unaudited)	—	—	—	11,462,410	—	—	—	—	11,462,410

Stock issuances (unaudited)	15,669	156	300,796	—	—	—	—	—	300,952

Cash dividends declared, $0.30 per share (unaudited)	—	—	—	(6,225,819)	—	—	—	—	(6,225,819)

Change in unrealized gain (loss) in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	1,699,606	1,699,606

Additional tax benefit related to director’s deferred compensation plan (unaudited)	—	—	15,000	—	—	—	—	—	15,000

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,003)	(78,829)	78,829	—	—

Stock option expense (unaudited)	—	—	55,848	—	—	—	—	—	55,848

Balances at March 31, 2007 (unaudited)	20,754,796	$207,548	$266,643,574	$46,240,191	(154,190)	$(2,990,335)	$2,990,335	$(4,882,278)	$308,209,035

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — ( UNAUDITED)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$11,462,410	$11,467,327
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,921,963	1,808,386
Provision for loan losses	242,076	333,251
Premium amortization, net of discount accretion	(124,813)	401,560
Gain on sale of assets	(260,068)	(1,410,569)
Deferred federal income tax expense (benefit)	116,696	(292,774)
Loans originated for resale	(52,097,514)	(48,156,759)
Proceeds from sales of loans held for resale	31,679,401	69,515,572
Decrease in other assets	6,242,955	1,806,908
Increase in other liabilities	2,849,622	5,001,596

Total adjustments	(9,429,682)	29,007,171

Net cash provided by operating activities	2,032,728	40,474,498

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(5,101,749)	(4,959,660)
Activity in available-for-sale securities:
Sales	8,984,812	—
Maturities	93,931,052	37,004,793
Purchases	(69,766,792)	(108,419,477)
Activity in held-to-maturity securities — Maturities	1,034,125	9,125,355
Net decrease (increase) in loans	(12,571,022)	13,467,204
Capital expenditures	(1,801,522)	(2,444,360)
Proceeds from sale of assets	26,282	349,536

Net cash provided by (used in) investing activities	14,735,186	(55,876,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in noninterest-bearing deposits	(27,550,053)	(14,995,027)
Net increase in interest-bearing deposits	69,369,139	17,837,047
Net increase (decrease) in short-term borrowings	(31,630,228)	12,145,317
Proceeds from stock issuances	300,952	53,581
Dividends paid	(6,220,018)	(5,793,137)

Net cash used in financing activities	4,269,792	9,247,781

Net increase (decrease) in cash and cash equivalents	21,037,706	(6,154,330)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	191,904,210	250,513,433

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$212,941,916	$244,359,103

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$14,303,685	$10,453,053
Federal income tax paid	300,000	200,000
Assets acquired through foreclosure	36,350	278,311
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007, due to seasonality, changes in economic conditions, interest rate fluctuations and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.
Note 2 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months ended March 31, 2007 and 2006, the Company assumes that all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2007 and 2006, were 20,747,188 and 20,715,484 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2007 and 2006, were 20,796,236 and 20,773,616, respectively.
Note 3— Stock Based Compensation
The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. On January 30, 2007, the Company granted 90,500 options to key employees at an exercise price of $40.98. The Company recorded stock option expense totaling $56,000 and $44,000 for the three months ended March 31, 2007 and 2006, respectively.
The additional disclosure requirements of SFAS No. 123R have been omitted due to immateriality.
Note 4 — Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we did not expect contributions or pension expense to be significant in future years. However as a result of the Pension Protection Act of 2006, the Company will be required to contribute amounts over seven years to fund any shortfalls. The Company is evaluating the provisions of the Act to develop a plan for funding in future years. Net periodic benefit costs totaling $92,000 were recorded in the three months ended March 31, 2007. No amount was recorded in the three months ended March 31, 2006. The Company did not make a contribution to the pension plan during the year ended December 31, 2006 or in the three months ended March 31, 2007, as permitted by the Internal Revenue Service’s funding standards.

Note 5 — Related Party Transactions
During the three months ended March 31, 2007 and 2006, the Company sold student loans totaling approximately $6 million and $47 million, respectively, recognizing a net profit of $163,000 and $1.4 million, respectively, to a financial institution of which an executive officer of one of our wholly owned subsidiary banks is a board member. In the opinion of management, these loan sales are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.
Note 6 — Recently Issued Pronouncements
In September 2006, the Financial Account Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions must be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold must be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold must be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The new interpretation was effective for the Company for the three months ended March 31, 2007. The implementation of the provisions of the new interpretation did not have a significant impact on the Company’s financial position or results of operations. The Company files income tax returns in the U. S. federal jurisdiction and is no longer subject to U. S. federal income tax examinations by tax authorities for years before 2003.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of the new pronouncement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company in 2008. The Company has not yet made a determination if it will elect to apply the options available in SFAS 159.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
As a multi-bank financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges on deposits. Our primary source of funding for our loans is deposits held by our subsidiary banks. Our largest expenses are interest on these deposits and salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios, and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.
The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2006 Annual Report on Form 10-K.
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
Our allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with SFAS 114 based on probable losses on specific loans; (ii) general reserves determined in accordance with SFAS 5 that consider historical loss rates, loan classifications and other factors; and (iii) a qualitative reserve determined in accordance with SFAS 5 based upon general economic conditions and other qualitative risk factors both internal and external to the Company. We regularly evaluate our allowance for loan losses to maintain a level adequate to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of the specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All nonaccrual loans rated substandard or worse and greater than $50 thousand are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, a certain portion of the loan portfolio is assigned a reserve allocation percentage. The reserve allocation percentage is multiplied by the outstanding loan principal balance, less cash secured loans, government guaranteed loans and classified loans to calculate the required general reserve. The general reserve allocation percentages assigned to groups of loans consider historical loss rates, loan classifications and other factors. The qualitative reserves are determined by evaluating such things as current economic conditions and trends, changes in lending staff, policies or procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. The portion of the allowance that is not derived by the general reserve allocation percentages compensates for the uncertainty and complexity in estimating loan losses including factors and conditions that may not be fully reflected in the determination and application of the general reserve allocation percentages.
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

Operating Results
Three-months ended March 31, 2007 and 2006
Net income for the first quarter of 2007 totaled $11.5 million, which was flat from the same period last year. Net interest income for the quarter ended March 31, 2007, increased $922 thousand, or 3.6%, over the comparable period in 2006. The provision for loan losses was $91 thousand lower in the 2007 first quarter compared to the same period in 2006. Total noninterest income decreased $558 thousand, or 4.9%, compared with the first quarter last year. Included in noninterest income for the first quarter of 2007 were gains on the sales of student loans of $163 thousand compared with $1.4 million recorded in the first quarter last year as the Company made a decision to delay the sale of certain student loans until the second quarter of 2007. Total noninterest expense increased $604 thousand, or 2.9%, for the three months ended March 31, 2007, compared with the same period in 2006.
Basic earnings per share were $0.55 per share for the first quarter of 2007, equal to that for the first quarter of 2006. The returns on average assets and on average equity for the first quarter of 2007 amounted to 1.64% and 15.42%, respectively. For the same period in 2006, returns on average assets and on average equity amounted to 1.71% and 16.71%, respectively.
Tax equivalent net interest income for the first quarter of 2007 amounted to $27.8 million as compared to $26.8 million for the same period last year. Our yield on interest earning assets increased approximately 49 basis points while our rates paid on interest bearing liabilities increased approximately 76 basis points. The increase in the volume of average interest earning assets of $106.2 million combined with the increase in yields to improve our interest income. Average interest bearing liabilities increased $39.1 million, and coupled with the increase in rates, partially offset the increase in interest income. Average earning assets were $2.58 billion for the first quarter of 2007, which is 4.3% greater than for the first quarter of 2006. Average interest bearing liabilities were $1.88 billion for the first quarter of 2007, which is 2.1% greater than for the first quarter of 2006. The Company’s interest spread decreased to 3.53% for the first quarter of 2007 from 3.81% for the same period of 2006. The Company’s net interest margin was 4.38% for the first quarter of 2007, compared to 4.41% for the same period of 2006. Our net interest margin continued to decline primarily due to the somewhat inverted interest rate yield curve coupled with our 58.7% loan to deposit ratio and more aggressive pricing of our interest bearing deposits as a result of competitive pressures.
The provision for loan losses for the first quarter of 2007 was $242 thousand compared to $333 thousand for the same period in 2006. The decrease was due primarily to a favorable experience in charge-offs and the relatively stable level of classified loans. Gross chargeoffs for the quarter ended March 31, 2007 totaled $147 thousand compared to $380 thousand for the same period of 2006. Recoveries of previously charged-off loans totaling $162 thousand in the quarter ended March 31, 2007 (as compared to $444 thousand in the same period of 2006) offset the chargeoffs experienced. On an annualized basis, net recoveries as a percentage of average loans were less than 0.01% for the first quarter of 2007, as compared to 0.02% for the same period in 2006. The Company’s allowance for loan losses totaled $16.5 million at March 31, 2007, up $1.3 million from the balance of $15.1 million at March 31, 2006. The increased allowance since last March is primarily due to growth in the loan portfolio. The Company’s allowance as a percentage of nonperforming loans amounted to 226.5% at March 31, 2007. As of March 31, 2007, management of the Company believes the Company’s allowance for loan losses is adequate to provide for loans existing in its portfolio that are deemed uncollectible.

Total noninterest income for the first quarter of 2007 was $10.9 million, as compared to $11.5 million for the same period last year. The decrease results primarily from the decision to delay the sale of certain student loans until the second quarter of this year to earn additional interest income. The net gain on the sale of student loans was $163 thousand in the first quarter of 2007 compared with $1.4 million recognized in the same period last year. The Company anticipates that it will sell student loans in the second quarter of 2007 similar to the amount sold in the first quarter of 2006 and realize a similar premium. Trust fees totaled $2.1 million for 2007, up $252 thousand over the same period in 2006 due to the increased volume of trust assets managed. The market value of trust assets managed totaled $1.70 billion at March 31, 2007 compared to $1.51 billion at March 31, 2006. Service charges on deposit accounts totaled $5.1 million for the first quarter of 2007, compared to $5.3 million for the same period of 2006. The decrease of $148 thousand, or 2.8%, reflected declining use of overdraft privileges, offset in part by strong growth in new accounts. Real estate mortgage fees were $738 thousand, an increase of $289 thousand from the $449 thousand recognized in the first quarter of 2006. ATM and credit card fees increased 19.4% to $1.72 million versus $1.44 million a year ago, indicative of continued increased use of debit cards.
Noninterest expense for the first quarter of 2007 amounted to $21.1 million as compared to $20.5 million for the same period in 2006. Salaries and benefits expense, the Company’s largest noninterest expense item, increased 0.4% to $11.4 million in 2007, up $51 thousand over the same period in 2006. Net occupancy expense decreased approximately $67 thousand, to $1.4 million. Equipment expense increased $39 thousand in 2007 over 2006. Amortization of intangible assets was $383 thousand for the first quarter of 2007, an increase of $157 thousand over the same period last year.
The Company’s other categories of noninterest expense increased $424 thousand in the first quarter of 2007 compared to the first quarter of 2006. Contributing to this increase were an increase in state franchise taxes of $214 thousand as a result of the implementation of the new Texas margin tax in 2007; an increase of $129 thousand in legal, tax and professional fees; and a volume related increase of $119 thousand related to ATM and credit card expenses (related income increased $279 thousand).
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 54.53% for the first quarter of 2007 compared to 53.54% for the first quarter of 2006.
Balance Sheet Review
Total assets at March 31, 2007, amounted to $2.87 billion as compared to $2.85 billion at December 31, 2006, and $2.76 billion at March 31, 2006. Deposits totaled $2.43 billion at March 31, 2007, up $41.8 million from December 31, 2006 amounts. Deposits at March 31, 2006, were $2.37 billion.
Loans totaled $1.41 billion, $1.37 billion and $1.25 billion at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. As compared to March 31, 2006, loans at March 31, 2007, reflect (i) a $22.2 million increase in commercial, financial and agricultural loans; (ii) an $88.6 million increase in real estate loans; (iii) a $37.7 million increase in student loans; and (iv) a $3.5 million increase in consumer loans. The increase in student loans is the result of the decision to defer the sale of a substantial portion of the portfolio until the second quarter of 2007.
Investment securities at March 31, 2007, totaled $1.10 billion as compared to $1.13 billion at year-end 2006 and $1.11 billion at March 31, 2006. The unrealized loss in the investment portfolio at March 31, 2007, amounted to $2.1 million. The portfolio had an overall tax equivalent yield of 4.94% for the three months ended March 31, 2007. At March 31, 2007, the investment portfolio had a weighted average life of 3.7 years and modified duration of 3.1 years. At March 31, 2007, the Company did not hold any structured notes and management does not believe that their collateralized mortgage obligations have an interest, credit or other risk greater than their other investments.

Nonperforming assets at March 31, 2007, totaled $7.7 million as compared to $4.1 million at December 31, 2006. The increase is due primarily to one nonaccrual real estate credit, of which the Company believes it has adequately provided for existing exposure. At 0.55% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.
Liquidity and Capital
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with, and sell federal funds to, our subsidiary banks. Other sources of funds include our ability to sell securities under agreements to repurchase, and an unfunded $50 million line of credit which matures December 31, 2007, established with a nonaffiliated bank. One of our subsidiary banks also has federal funds purchased lines of credit with two non-affiliated banks totaling $50 million.
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
The Company’s consolidated statements of cash flows are presented on page 8 of this report. Total equity capital amounted to $308.2 million at March 31, 2007, which was up from $300.9 million at year-end 2006 and $280.6 million at March 31, 2006. The Company’s total risk-based capital and leverage ratios at March 31, 2007, were 15.69% and 8.89%, respectively. The first quarter 2007 cash dividend of $0.30 per share totaled $6.2 million and represented 54.3% of first quarter earnings.
Interest Rate Risk
Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest bearing liabilities are different. The Company’s exposure to interest rate risk is managed primarily through the Company’s strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank have an asset/liability committee which monitors interest rate risk and compliance with investment policies. Interest-sensitivity gap and simulation analyses are among the ways that the subsidiary banks monitor interest rate risk. As of March 31, 2007, management estimates that, over the next twelve months, an upward shift of interest rates by 200 basis points would result in an increase in projected net interest income of 7.5% and a downward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 9.6%. These are good faith estimates and assume the composition of our interest sensitive assets and liabilities existing at March 31, 2007, will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous and sustained across the yield curve, regardless of duration or pricing characteristics of specific assets or liabilities. Also, this estimate does not contemplate any actions that we might undertake in response to changes in market interest rates. In management’s opinion, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Because interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could, in management’s belief, be different from the foregoing estimates, and such changes in results could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosure regarding this market risk.
Item 4. Controls and Procedures
As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, our disclosure controls and procedures under Rule 13a-15 and Rule 15d — 15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of March 31, 2007.
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II
OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
On April 24, 2007, the annual meeting of shareholders was held in Abilene, Texas. The following directors were elected at this meeting and the respective number of votes cast for and withheld is as follows:

	Votes	Votes
Director	For	Withheld
Tucker Bridwell	16,590,281	13,951
Joseph E. Canon	16,560,639	43,593
Mac A. Coalson	16,507,367	98,865
David Copeland	16,590,057	14,175
F. Scott Dueser	16,551,215	53,017
Murray Edwards	16,583,072	21,160
Derrell E. Johnson	16,573,164	31,068
Kade L. Matthews	16,590,700	13,532
Bynum Miers	16,560,604	43,628
Kenneth T. Murphy	16,551,362	52,870
Dian Graves Stai	16,553,677	50,555
F. L. Stephens	16,582,740	21,492
Johnny E. Trotter	16,590,966	13,266
There were no votes against, abstentions or broker non-votes.
In addition, the shareholders voted to ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2007 by a vote of 16,523,069 for, 5,434 against and 75,729 abstained.

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

FIRST FINANCIAL BANKSHARES, INC.
Date: May 2, 2007	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: May 2, 2007	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer