Form 10-Q
period 2007-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2007-07-30
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Commission file number 0-7674
FIRST FINANCIAL BANKSHARES, INC.
(Exact name of registrant as Specified in its charter)

Texas	75-0944023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Pine Street, Abilene, Texas 79601
(Address of principal executive offices)
(Zip Code)
(325) 627-7155
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer☑                Accelerated filer☐                Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2007:

Class	Number of Shares Outstanding

Common Stock, $0.01 par value per share	20,760,733

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
PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 2007 and 2006 and December 31, 2006, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2007 and 2006, changes in shareholders’ equity for the six months ended June 30, 2007 and the year ended December 31, 2006, and cash flows for the six months ended June 30, 2007 and 2006, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,
	2007	2006	2006
ASSETS	(Unaudited)
Cash and due from banks	$112,784,167	$116,909,597	$127,419,210
Federal funds sold	54,760,000	30,950,000	64,485,000
Interest-bearing deposits in banks	1,009,932	8,885,731	1,072,443

Cash and cash equivalents	168,554,099	156,745,328	192,976,653

Investment securities:
Securities held-to-maturity (market value of $26,521,998, $34,306,763 and $27,876,959 at June 30, 2007 and 2006 and December 31, 2006, respectively)	26,014,072	33,483,736	26,985,570
Securities available-for-sale, at fair value	1,109,118,659	1,078,628,832	1,102,327,223

Total investment securities	1,135,132,731	1,112,112,568	1,129,312,793

Loans	1,391,983,553	1,293,111,362	1,373,734,620
Less: Allowance for loan losses	(16,425,474)	(15,472,923)	(16,200,804)

Net loans	1,375,558,079	1,277,638,439	1,357,533,816

Bank premises and equipment, net	61,203,665	58,905,858	59,467,923
Intangible assets	65,941,972	67,615,619	66,702,100
Other assets	44,061,679	42,405,165	44,171,229

TOTAL ASSETS	$2,850,452,225	$2,715,422,977	$2,850,164,514

LIABILITIES
Noninterest-bearing deposits	$664,952,156	$622,993,821	$685,335,743
Interest-bearing deposits	1,711,799,191	1,683,628,792	1,698,688,304

Total deposits	2,376,751,347	2,306,622,613	2,384,024,047

Dividends payable	5,769,262	5,322,565	5,413,848
Short-term borrowings	147,109,790	110,842,143	143,244,347
Other liabilities	14,305,640	12,864,130	16,581,234

Total liabilities	2,543,936,039	2,435,651,451	2,549,263,476

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value, authorized 40,000,000 shares; 20,760,116, 20,727,734, and 20,739,127 shares issued at June 30, 2007 and 2006 and December 31, 2006, respectively	207,601	207,277	207,392
Capital surplus	266,821,404	266,001,145	266,271,930
Retained earnings	52,867,251	30,330,988	41,003,600
Treasury stock (shares at cost: 155,242, 150,968 and 153,187 at June 30, 2007 and 2006, and December 31, 2006, respectively)	(3,059,738)	(2,790,346)	(2,911,506)
Deferred compensation	3,059,738	2,790,346	2,911,506
Accumulated other comprehensive income (loss)	(13,380,070)	(16,767,884)	(6,581,884)

Total shareholders’ equity	306,516,186	279,771,526	300,901,038

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,850,452,225	$2,715,422,977	$2,850,164,514

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$28,276,354	$24,652,410	$55,927,984	$48,096,338
Interest on investment securities:
Taxable	9,650,781	10,088,060	19,412,220	19,338,347
Exempt from federal income tax	3,078,412	2,541,440	5,974,927	5,067,645
Interest on federal funds sold and interest-bearing deposits in banks	1,253,703	858,770	2,016,268	2,039,255

Total interest income	42,259,250	38,140,680	83,331,399	74,541,585

INTEREST EXPENSE
Interest-bearing deposits	13,388,996	10,395,316	26,297,388	20,249,005
Other	1,624,033	1,203,119	3,214,930	2,099,354

Total interest expense	15,013,029	11,598,435	29,512,318	22,348,359

NET INTEREST INCOME	27,246,221	26,542,245	53,819,081	52,193,226
Provision for loan losses	237,596	389,413	479,672	722,664

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,008,625	26,152,832	53,339,409	51,470,562

NONINTEREST INCOME
Trust department income	2,272,435	1,833,819	4,372,335	3,681,272
Service charges on deposit accounts	5,552,822	5,658,224	10,692,239	10,945,998
ATM and credit card fees	1,859,409	1,542,216	3,577,809	2,981,725
Real estate mortgage fees	863,619	559,546	1,601,971	1,008,746
Net gain on sale of securities	—	—	84,782	—
Net gain on sale of student loans	1,615,891	462,102	1,780,133	1,871,733
Other	807,387	898,494	1,782,774	1,943,158

Total noninterest income	12,971,563	10,954,401	23,892,043	22,432,632

NONINTEREST EXPENSE
Salaries and employee benefits	11,448,305	11,127,571	22,887,384	22,425,739
Net occupancy expense	1,445,283	1,514,103	2,854,189	2,989,544
Equipment expense	1,812,425	1,790,090	3,557,152	3,495,558
Printing, stationery & supplies	519,573	512,955	991,830	1,011,111
Correspondent bank service charges	293,254	290,602	618,812	602,106
Amortization of intangible assets	376,878	384,740	760,128	611,056
Other expenses	5,351,395	5,185,044	10,444,444	10,147,277

Total noninterest expense	21,247,113	20,805,105	42,113,939	41,282,391

EARNINGS BEFORE INCOME TAXES	18,733,075	16,302,128	35,117,513	32,620,803
Income tax expense	5,462,779	4,854,026	10,384,806	9,705,374

NET EARNINGS	$13,270,296	$11,448,102	$24,732,707	$22,915,429

EARNINGS PER SHARE, BASIC	$0.64	$0.55	$1.19	$1.11

EARNINGS PER SHARE, ASSUMING DILUTION	$0.64	$0.55	$1.18	$1.10

DIVIDENDS PER SHARE	$0.32	$0.30	$0.62	$0.58

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET EARNINGS	$13,270,296	$11,448,102	$24,732,707	$22,915,429

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized loss on investment securities available-for-sale, before income taxes	(13,073,526)	(9,733,848)	(10,373,966)	(11,927,026)

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	—	—	(84,782)	—

Total other items of comprehensive earnings (losses)	(13,073,526)	(9,733,848)	(10,458,748)	(11,927,026)

Income tax benefit related to other items of comprehensive earnings	4,575,734	3,406,847	3,660,562	4,174,459

COMPREHENSIVE EARNINGS	$4,772,504	$5,121,101	$17,934,521	$15,162,862

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings (Losses)	Equity
Balances at December 31, 2005	20,714,401	$207,144,010	$58,712,508	$19,434,606	(145,322)	$(2,592,413)	$2,592,413	$(9,015,317)	$276,275,807

Change in par value of common stock	—	(206,971,541)	206,971,541	—	—	—	—	—	—
from $10.00 to $0.01

Net earnings	—	—	—	46,029,216	—	—	—	—	46,029,216

Stock issuances	24,726	34,923	405,793	—	—	—	—	—	440,716

Cash dividends declared, $1.18 per share	—	—	—	(24,460,222)	—	—	—	—	(24,460,222)

Minimum liability pension adjustment, net of related incomes taxes	—	—	—	—	—	—	—	(113,141)	(113,141)

Change in unrealized gain (loss) in investment securities available- for-sale, net of related income taxes	—	—	—	—	—	—	—	2,546,574	2,546,574

Additional tax benefit related to directors’ deferred compensation plan	—	—	24,996	—	—	—	—	—	24,996

Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(7,865)	(319,093)	319,093	—	—

Stock option expense	—	—	157,092	—	—	—	—	—	157,092

Balances at December 31, 2006	20,739,127	$207,392	$266,271,930	$41,003,600	(153,187)	$(2,911,506)	$2,911,506	$(6,581,884)	$300,901,038

Net earnings (unaudited)	—	—	—	24,732,707	—	—	—	—	24,732,707

Stock issuances (unaudited)	20,989	209	412,255	—	—	—	—	—	412,464

Cash dividends declared, $0.62 per share (unaudited)	—	—	—	(12,869,056)	—	—	—	—	(12,869,056)

Change in unrealized gain (loss) in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(6,798,186)	(6,798,186)

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	30,000	—	—	—	—	—	30,000

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,055)	(148,232)	148,232	—	—

Stock option expense (unaudited)	—	—	107,219	—	—	—	—	—	107,219

Balances at June 30, 2007 (unaudited)	20,760,116	$207,601	$266,821,404	$52,867,251	(155,242)	$(3,059,738)	$3,059,738	$(13,380,070)	$306,516,186

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$24,732,707	$22,915,429
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,847,726	3,836,501
Provision for loan losses	479,672	722,664
Premium amortization, net of discount accretion	(285,916)	483,322
Gain on sale of assets	(1,906,369)	(1,899,413)
Deferred federal income tax expense (benefit)	14,590	(268,448)
Loans originated for resale	(88,351,551)	(81,568,001)
Proceeds from sales of loans held for resale	115,402,374	110,906,267
Decrease (increase) in other assets	5,124,449	(2,583,368)
Increase (decrease) in other liabilities	(2,138,375)	889,282

Total adjustments	32,186,600	30,518,806

Net cash provided by operating activities	56,919,307	53,434,235

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Sales	8,984,812	—
Maturities	174,344,790	382,056,407
Purchases	(200,208,896)	(480,132,870)
Activity in held-to-maturity securities — Maturities	971,306	19,674,805
Net increase in loans	(45,685,508)	(32,229,087)
Capital expenditures	(4,583,540)	(3,489,317)
Proceeds from sale of assets	343,610	578,564

Net cash used in investing activities	(65,833,426)	(113,541,498)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in noninterest-bearing deposits	(20,383,587)	(162,021)
Net increase (decrease) in interest-bearing deposits	13,110,887	(59,492,498)
Net increase in short-term borrowings	3,865,443	36,603,167
Proceeds from stock issuances	412,464	256,346
Dividends paid	(12,513,642)	(11,661,263)

Net cash used in financing activities	(15,508,435)	(34,456,269)

Net decrease in cash and cash equivalents	(24,422,554)	(94,563,532)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	192,976,653	251,308,860

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$168,554,099	$156,745,328

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$29,252,062	$22,384,771
Federal income tax paid	10,802,747	9,840,727
Assets acquired through foreclosure	1,910,878	292,139
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007, due to seasonality, changes in economic conditions, interest rate fluctuations and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.
Note 2 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months and six months ended June 30, 2007 and 2006, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2007 and 2006, were 20,756,846 and 20,722,054 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the six months ended June 30, 2007 and 2006, were 20,752,044 and 20,718,763, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2007 and 2006, were 20,888,879 and 20,775,448, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2007 and 2006, were 20,872,613 and 20,775,648, respectively.
Note 3 — Stock Based Compensation
The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. On January 30, 2007, the Company granted 90,500 options to key employees at an exercise price of $40.98. The Company recorded stock option expense totaling $51,000 and $38,000, respectively, for the three months ended June 30, 2007 and 2006. The Company recorded stock option expense totaling $107,000 and $82,000, respectively, for the six months ended June 30, 2007 and 2006, respectively.
The additional disclosure requirements of SFAS No. 123R have been omitted due to immateriality.
Note 4 — Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we did not expect contributions or pension expense to be significant in future years. However as a result of the Pension Protection Act of 2006, the Company will be required to contribute amounts over seven years to fund any shortfalls. The Company evaluated the provisions of the Act as well as IRS funding standards to develop a plan for funding in future years. The Company made a contribution totaling $1.5 million in July 2007 and will continue to evaluate future funding amounts. The Company did not make a contribution to the pension plan during the year ended December 31, 2006, or for the six months ended June 30, 2007, as permitted by the Internal Revenue Service’s funding standards. Net periodic benefit costs totaling $77,000 and $168,000 were recorded, respectively, in the three and six months ended June 30, 2007. No amount was recorded in the three and six months ended June 30, 2006.
Note 5 — Related Party Transactions
During the three months ended June 30, 2007 and 2006, the Company sold student loans totaling approximately $53.7 million and $15.2 million, respectively, recognizing net gains of $1.6 million and $462 thousand, respectively, to a financial institution of which an executive officer of one of our wholly owned subsidiary banks is a board member. In the opinion of management, these loan sales are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.
Note 6 — Recently Issued Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions must be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold must be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold must be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The new interpretation was effective for the Company January 1, 2007. The implementation of the provisions of the new interpretation did not have a significant impact on the Company’s financial position or results of operations. The Company files income tax returns in the U. S. federal jurisdiction and is no longer subject to U. S. federal income tax examinations by tax authorities for years before 2003.
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
As a multi-bank financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges on deposit accounts. Our primary source of funding for our loans is deposits we hold in our subsidiary banks. Our largest expenses are interest on these deposits and salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios, and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.
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
The following discussion addresses our allowance for loan losses and our provision for loan losses, which we deem to be our most critical accounting policy. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe that these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period.
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
Accrual of interest on a loan is discontinued when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful.
Our policy requires measurement of the allowance for an impaired collateral-dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price.

Operating Results
Three-months ended June 30, 2007 and 2006
Net income for the second quarter of 2007 totaled $13.3 million, an increase of $1.8 million, or 15.9%, from the same period last year. This increase is principally attributable to an increase in net interest income of $704 thousand, an increase in ATM and credit card fees of $317 thousand, increased trust fees of $439 thousand, an increase of $304 thousand in real estate mortgage fees, and an increase in the gains on sale of student loans of $1.2 million. The increase in the gains on sale of student loans resulted from the decision to defer the sale of a substantial portion of the student loan portfolio from the first quarter of 2007 to the second quarter of 2007. Deferring the sale of these loans provided additional interest income. Offsetting these items were increases in salaries and employee benefits of $321 thousand, in ATM and credit card expenses of $100 thousand and in income tax expense of $609 thousand.
Basic earnings per share were $0.64 for the second quarter of 2007, as compared to $0.55 for the second quarter of 2006. The return on average assets and return on average equity for the second quarter of 2007 were 1.86% and 17.25%, respectively. For the same period in 2006, the return on average assets and return on average equity amounted to 1.68% and 16.48%, respectively.
Tax equivalent net interest income for the second quarter of 2007 amounted to $28.5 million as compared to $27.7 million for the same period last year. Our yield on interest earning assets increased approximately 30 basis points while our rates paid on interest bearing liabilities increased approximately 62 basis points. The increase in volume of average interest earning assets of $144.2 million combined with the increase in rates to improve interest income. Average interest bearing liabilities increased $80.2 million, and coupled with the increase in rates, partially offset the increase in interest income. Average earning assets were $2.62 billion for the second quarter of 2007, which is 5.8% greater than for the second quarter of 2006. Average interest bearing liabilities were $1.89 billion for the second quarter of 2007, which is 4.4% greater than for the second quarter of 2006. The Company’s interest spread decreased to 3.50% for 2007 from 3.82% for 2006. The Company’s net interest margin was 4.38% for the second quarter of 2007, compared to 4.50% for the same period of 2006. Our net interest margin declined from the prior year primarily due to the somewhat inverted interest rate yield curve coupled with our 58.6% loan to deposit ratio and more aggressive pricing of our interest bearing deposits as a result of competitive pressures.
The provision for loan losses for the second quarter of 2007 totaled $238 thousand compared to $389 thousand for the same period in 2006. The decrease was due primarily to continued favorable experience in charge-offs and the relatively stable level of classified loans. Gross charge-offs for the quarter ended June 30, 2007 totaled $505 thousand compared to $379 thousand for the same period of 2006. Recoveries of previously charged-off loans totaling $235 thousand in the quarter ended June 30, 2007 (as compared to $347 thousand in the same period of 2006) partially offset the charge-offs experienced. On an annualized basis, net-charge offs as a percentage of average loans were 0.08% for the second quarter of 2007, as compared to a 0.01% for the same period in 2006. The Company’s allowance for loan losses totaled $16.4 million at June 30, 2007, up $953 thousand from the balance of $15.5 million at June 30, 2006. The increased allowance since last June is primarily due to growth in the loan portfolio. The Company’s allowance as a percentage of nonperforming loans amounted to 387.4% at June 30, 2007. As of June 30, 2007, management of the Company believes the Company’s allowance for loan losses is adequate to provide for loans existing in its portfolio that are deemed uncollectible.

Total noninterest income for the second quarter of 2007 was $13.0 million, as compared to $11.0 million for the same period last year. Trust fees totaled $2.3 million for 2007, up $439 thousand over the same period in 2006 due primarily to an increase in the volume of trust assets managed. The market value of trust assets managed totaled $1.78 billion at June 30, 2007, compared to $1.54 billion at June 30, 2006. Service charges on deposit accounts totaled $5.6 million for the second quarter of 2007, compared to $5.7 million for the same period of 2006, a decrease of $105 thousand reflecting declining use of overdraft privileges, offset in part by strong growth in net new accounts. The gain on sale of student loans totaled $1.6 million for the quarter ended June 30, 2007, compared to $462 thousand for the same 2006 quarter. The increase resulted from the decision to defer the sale of a substantial portion of the student loan portfolio from the first quarter of 2007 to the second quarter of 2007 in order to earn additional interest income. The Company’s real estate mortgage fees of $864 thousand represented an increase of $304 thousand over the $560 thousand recognized in the second quarter of 2006. ATM and credit card fees increased 20.6% to $1.9 million versus $1.5 million a year ago, indicative of continued increases in the use of debit cards and growth in net new accounts.
Noninterest expense for the second quarter of 2007 amounted to $21.2 million, as compared to $20.8 million for the same period in 2006. Salaries and benefits expense, the Company’s largest noninterest expense item, increased 2.9% to $11.4 million in 2007, up $321 thousand over the same period in 2006. Net occupancy expense decreased $69 thousand to $1.4 million. Equipment expense increased $22 thousand in 2007 over 2006. Amortization of intangible assets was $377 thousand for the second quarter of 2007, a decrease of $8 thousand over the same period last year.
The Company’s other categories of noninterest expense increased $176 thousand in the second quarter of 2007 compared to the second quarter of 2006. Contributing to this increase were a volume related increase of $100 thousand related to ATM and credit card expenses (related income increased $317 thousand) and increases in certain other components of noninterest expense, none of which were individually significant. Offsetting these increases was a decrease of $80 thousand in our courier expense due to the increased use of technology as well as small declines in various other categories of expense.
Income tax expense was $5.5 million for the second quarter of 2007 as compared to $4.9 million for the same period in 2006. Our effective tax rates on pretax income were 29.2%, and 29.8%, respectively, for the second quarters of 2007 and 2006. The effective tax rates differ from the federal statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and the Texas franchise/margin tax.
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 51.19% for the second quarter of 2007 and 53.82% for the second quarter of 2006.
Six-months ended June 30, 2007 and 2006
Net income for the first six months of 2007 totaled $24.7 million, an increase of $1.8 million, or 7.9%, from the same period last year. This increase is principally attributable to an increase in net interest income of $1.6 million, an increase in ATM and credit card fees of $596 thousand, an increase in trust fees of $691 thousand, and an increase in real estate mortgage fees of $593 thousand. Offsetting these items were a decrease in service charges on deposit accounts of $254 thousand and an increases in salaries and employee benefits of $462 thousand. We sold approximately $59.3 million in student loans in the first six-months of 2007, recognizing a premium of $1.8 million. This compares to a sale of approximately $62.5 million in student loans, with premium recognition of $1.9 million in the first six months of 2006. Fees from ATM and credit card transactions increased in the first half of 2007 over 2006 as a result of continued increases in the use of our debit cards and an increase in number of deposit accounts.

Basic earnings per share amounted to $1.19 for the first six months of 2007, as compared to $1.11 per share for the second quarter of 2006. The return on average assets and return on average equity for the first six months of 2007 amounted to 1.75% and 16.35%, respectively. For the same periods in 2006, the return on average assets and return on average equity amounted to 1.69% and 16.59%, respectively.
Tax equivalent net interest income for the first six months of 2007 amounted to $56.3 million, as compared to $54.5 million for the same period last year. Our rates on interest earning assets increased approximately 39 basis points while our rates paid on interest bearing liabilities increased approximately 69 basis points. The increase in volume of average interest earning assets of $125.3 million combined with the increase in rates to improve interest income. Average interest bearing liabilities increased $59.8 million, and coupled with the increase in rates, partially offset the increase in interest income. Average earning assets were $2.60 billion for the first six months of 2007, which is 5.1% greater than for the first half of 2006. Average interest bearing liabilities were $1.89 billion for the first six months of 2007, which is 3.3% greater than for the first half of 2006. The Company’s interest spread decreased to 3.52% for 2007 from 3.82% for 2006. The Company’s net interest margin was 4.38% for the first six months of 2007, compared to 4.45% for the same period of 2006. Our net interest margin declined compared to the prior year primarily due to the somewhat inverted interest rate curve coupled with our 58.6% loan to deposit ratio and more aggressive pricing of our interest bearing deposits as a result of competitive pressures.
The provision for loan losses for the first six months of 2007 totaled $480 thousand compared with $723 thousand for the same period in 2006. Gross charge-offs for the six months ended June 30, 2007, totaled $652 thousand compared to $759 thousand for the same period of 2006. Recoveries of previously charged-off loans totaling $397 thousand for the six months ended June 30, 2007, compared to $791 thousand in the same period of 2006. On an annualized basis, net charge-offs as a percentage of average loans were 0.04% for the first six months of 2007, as compared to 0.01% for the same period in 2006. The Company’s allowance for loan losses totaled $16.4 million at June 30, 2007, up $953 thousand from the balance of $15.5 million at June 30, 2006. The increased allowance is primarily due to growth in the loan portfolio. The Company’s allowance as a percentage of nonperforming loans amounted to 387.4% at June 30, 2007. As of June 30, 2007, management of the Company believes the Company’s allowance for loan losses is adequate to provide for loans existing in its portfolio that are deemed uncollectible.
Total noninterest income for the first six months of 2007 was $23.9 million, as compared to $22.4 million for the same period last year. Trust fees totaled $4.4 million for 2007, up $691 thousand over the same period in 2006 due to an increase in the volume of trust assets managed. The market value of trust assets managed totaled $1.78 billion at June 30, 2007, compared to $1.54 billion at June 30, 2006. Service charges on deposit accounts totaled $10.7 million for the first six months of 2007 compared to $10.9 million for the same period of 2006, a decrease of $254 thousand. During the first six months of 2007, the Company sold approximately $59.3 million in student loans, recognizing a premium of $1.8 million. In the first six months of 2006, the Company sold approximately $62.5 million of its student loans, recognizing a premium of $1.9 million. ATM and credit card fees increased $596 thousand to $3.6 million in the first six months of 2007 due to increased usage of debit cards and an increase in the number of deposit accounts. The Company’s real estate mortgage fees were $1.6 million, an increase of $593 thousand, or 58.8%, over 2006.
Noninterest expense for the first six months of 2007 amounted to $42.1 million as compared to $41.3 million for the same period in 2006. Salaries and employee benefits expense, the Company’s largest noninterest expense item, was $22.9 million for the first six months of 2007, an increase of $462 thousand, or 2.1%, over the same period in 2006. The primary causes of this increase were pay increases effective during the first quarter of 2007 and expenses related to the Company’s pension plan of $168 thousand. There was no pension plan expense recorded in the first six months of 2006. Net occupancy expense decreased approximately $135 thousand to $2.9 million. Equipment expense increased $62 thousand, or 1.8%, in 2007 over 2006. Amortization of core deposit intangible assets was $760 thousand for the first half of 2007, an increase of $149 thousand over the same period last year.

The Company’s other categories of expense increased $295 thousand in the first six months of 2007 compared to the first six months of 2006. Contributing to this increase were a volume related increase of $218 thousand related to ATM and credit card expenses (related income increased $596 thousand) and a $142 thousand increase in legal, tax and professional fees. These increases were partially offset by declines in various other categories of expense.
Income tax expense was $10.4 million for six months ended June 30, 2007, as compared to $9.7 million for the same period in 2006. Our effective tax rates on pre-tax income were 29.6% and 29.8%, respectively, for six month periods of 2007 and 2006. The effective rates differ from the statutory federal tax rate of 35%, largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employees stock ownership plan and the Texas franchise/margin tax.
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 52.50% for the first six months of 2007 and 53.64% for the first six months of 2006.
Balance Sheet Review
Total assets at June 30, 2007, amounted to $2.85 billion, unchanged from the balance at December 31, 2006, and $2.72 billion at June 30, 2006. Deposits totaled $2.38 billion at June 30, 2007, down $7.3 million from December 31, 2006 amounts. Deposits at June 30, 2006, were $2.31 billion.
Loans totaled $1.39 billion, $1.37 billion and $1.29 billion at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. As compared to June 30, 2006, loans at June 30, 2007, reflect (i) an $11.1 million increase in commercial, financial and agricultural loans; (ii) an $81.3 million increase in real estate loans; (iii) a $2.2 million decrease in student loans; and (iv) an $8.6 million increase in consumer loans.
Investment securities at June 30, 2007, totaled $1.14 billion as compared to $1.13 billion at year-end 2006 and $1.11 billion at June 30, 2006. The unrealized loss in the investment portfolio at June 30, 2007 was $15.4 million. The portfolio had an overall tax equivalent yield of 5.07% as of June 30, 2007. At June 30, 2007, the investment portfolio had a weighted average life of 4.1 years and modified duration of 3.4 years. At June 30, 2007, the Company did not hold any structured notes and management does not believe that their collateralized mortgage obligations have interest, credit or other risks greater than their other investments.
Nonperforming assets at June 30, 2007, totaled $6.4 million as compared to $4.1 million at December 31, 2006. The increase is due primarily to the foreclosure on the collateral securing one real estate loan, of which the Company believes it has adequately provided for existing exposure. This real estate loan was included in nonaccrual loans at the end of the first quarter of 2007. Approximately $650 thousand was collected on this credit prior to foreclosure. At 0.46% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

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
The Company’s consolidated statements of cash flows are presented on page 8 of this report. Total equity capital amounted to $306.5 million at June 30, 2007, which was up from $300.9 million at year-end 2006 and $279.8 million at June 30, 2006. The Company’s total risk-based capital and leverage ratios at June 30, 2007 were 15.81% and 9.05%, respectively. The second quarter 2007 cash dividend of $0.32 per share totaled $6.6 million and represented 50.1% of second quarter earnings.
Interest Rate Risk
Interest rate risk results when the maturity or repricing intervals of interest earning assets and interest bearing liabilities are different. The Company’s exposure to interest rate risk is managed primarily through the Company’s strategy of selecting the types and terms of interest earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank have an asset/liability committee which monitors interest rate risk and compliance with investment policies. Simulation analyses are the primary way that the Company and the subsidiary banks monitor interest rate risk. As of June 30, 2007, management estimates that, over the next twelve months, an upward shift of interest rates of 200 basis points would result in an increase in projected net interest income of 4.44% and a downward shift of interest rates of 200 basis points would result in a reduction in projected net interest income of 2.66%.

These are good faith estimates and assume the composition of our interest sensitive assets and liabilities existing at June 30, 2007, will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous and sustained across the yield curve, regardless of duration or pricing characteristics of specific assets or liabilities. Also, this estimate does not contemplate any actions that we might undertake in response to changes in market interest rates. In management’s opinion, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Because interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could, in management’s belief, be different from the foregoing estimates, and such changes in results could be material.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosure regarding this market risk.
Item 4. Controls and Procedures
As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, our disclosure controls and procedures under Rule 13a-15 and Rule 15d — 15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of June 30, 2007.
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

FIRST FINANCIAL BANKSHARES, INC.

Date: July 27, 2007	By:	/S/ F. Scott Dueser

F. Scott Dueser
President and Chief Executive Officer

Date: July 27, 2007	By:	/S/ J. Bruce Hildebrand

J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer