Form 10-Q
period 2007-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2007-10-29
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2007:

Class	Number of Shares Outstanding

Common Stock, $0.01 par value
per share	20,764,891

TABLE OF CONTENTS

Item		Page
	PART I

	FINANCIAL INFORMATION

	Forward-Looking Statement Disclaimer	3

1.	Financial Statements	3

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

3.	Quantitative and Qualitative Disclosures About Market Risk	18

4.	Controls and Procedures	18

	PART II

	OTHER INFORMATION

6.	Exhibits	19

	Signatures	20

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
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 2007 and 2006 and December 31, 2006, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2007 and 2006, and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2007 and 2006, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,		December 31,
	2007	2006	2006
	(Unaudited)
ASSETS
Cash and due from banks	$105,789,167	$104,075,844	$127,419,210
Federal funds sold	49,955,000	13,700,000	64,485,000
Interest-bearing deposits in banks	1,808,313	1,000,093	1,072,443

Cash and cash equivalents	157,552,480	118,775,937	192,976,653

Investment securities:
Securities held-to-maturity (market value of $27,279,637, $29,144,407, and $27,876,959 at September 30, 2007 and 2006 and December 31, 2006, respectively)	26,559,645	28,204,542	26,985,570
Securities available-for-sale, at fair value	1,104,221,937	1,078,460,541	1,102,327,223

Total investment securities	1,130,781,582	1,106,665,083	1,129,312,793

Loans	1,457,137,210	1,337,314,736	1,373,734,620
Less: Allowance for loan losses	(16,728,185)	(16,498,380)	(16,200,804)

Net loans	1,440,409,025	1,320,816,356	1,357,533,816

Bank premises and equipment, net	61,430,954	59,459,353	59,467,923
Intangible assets	65,567,251	67,134,932	66,702,100
Other assets	38,749,371	38,484,924	44,171,229

TOTAL ASSETS	$2,894,490,663	$2,711,336,585	$2,850,164,514

LIABILITIES
Noninterest-bearing deposits	$657,861,485	$631,958,156	$685,335,743
Interest-bearing deposits	1,724,739,681	1,648,576,941	1,698,688,304

Total deposits	2,382,601,166	2,280,535,097	2,384,024,047

Dividends payable	5,784,087	5,358,758	5,413,848
Short-term borrowings	168,675,974	118,045,185	143,244,347
Other liabilities	15,427,525	14,274,470	16,581,234

Total liabilities	2,572,488,752	2,418,213,510	2,549,263,476

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value; authorized 40,000,000 shares;
20,764,492, 20,731,455 and 20,739,127 shares issued at September 30, 2007 and 2006 and December 31, 2006, respectively	207,645	207,315	207,392
Capital surplus	267,019,351	266,108,303	266,271,930
Retained earnings	58,473,397	35,516,312	41,003,600
Treasury stock (shares at cost: 155,822, 151,306 and 153,187 at September 30, 2007 and 2006 and December 31, 2006, respectively)	(3,130,476)	(2,837,163)	(2,911,506)
Deferred compensation	3,130,476	2,837,163	2,911,506
Accumulated other comprehensive loss	(3,698,482)	(8,708,855)	(6,581,884)

Total shareholders’ equity	322,001,911	293,123,075	300,901,038

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,894,490,663	$2,711,336,585	$2,850,164,514

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$28,894,071	$26,399,905	$84,822,056	$74,496,242
Interest on investment securities:
Taxable	9,842,029	10,003,012	29,254,249	29,341,358
Exempt from federal income tax	3,163,144	2,609,123	9,138,071	7,676,768
Interest on federal funds sold and interest-bearing deposits in banks	656,389	376,153	2,672,656	2,415,411

Total interest income	42,555,633	39,388,193	125,887,032	113,929,779

INTEREST EXPENSE
Interest-bearing deposits	13,028,181	10,968,609	39,325,569	31,217,615
Other	1,787,913	1,716,510	5,002,844	3,815,864

Total interest expense	14,816,094	12,685,119	44,328,413	35,033,479

NET INTEREST INCOME	27,739,539	26,703,074	81,558,619	78,896,300
Provision for loan losses	475,000	1,091,000	954,672	1,813,664

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,264,539	25,612,074	80,603,947	77,082,636

NONINTEREST INCOME
Trust fees	2,158,161	1,890,960	6,530,496	5,572,232
Service fees on deposit accounts	6,074,041	5,842,811	16,766,280	16,788,810
ATM and credit card fees	1,938,018	1,576,850	5,515,828	4,558,575
Real estate mortgage fees	1,021,529	771,384	2,623,500	1,780,130
Net gain (loss) on sale of securities	(4,928)	60,277	79,854	60,277
Net gain on sale of student loans	36,147	179,629	1,816,280	2,051,362
Other	767,720	866,091	2,550,493	2,809,248

Total noninterest income	11,990,688	11,188,002	35,882,731	33,620,634

NONINTEREST EXPENSE
Salaries and employee benefits	11,722,663	10,963,042	34,610,047	33,388,781
Net occupancy expense	1,503,791	1,508,117	4,357,980	4,497,661
Equipment expense	1,848,436	1,785,746	5,405,588	5,281,304
Printing, stationery & supplies	552,456	536,734	1,544,287	1,547,844
Correspondent bank service charges	269,456	383,917	888,267	986,023
Amortization of intangible assets	374,720	447,505	1,134,848	1,058,560
Other expenses	5,711,097	4,991,700	16,155,541	15,138,979

Total noninterest expense	21,982,619	20,616,761	64,096,558	61,899,152

EARNINGS BEFORE INCOME TAXES	17,272,608	16,183,315	52,390,120	48,804,118
Income tax expense	5,021,823	4,778,554	15,406,629	14,483,928

NET EARNINGS	$12,250,785	$11,404,761	$36,983,491	$34,320,190

EARNINGS PER SHARE, BASIC	$0.59	$0.55	$1.78	$1.66

EARNINGS PER SHARE, ASSUMING DILUTION	$0.59	$0.55	$1.77	$1.65

DIVIDENDS PER SHARE	$0.32	$0.30	$0.94	$0.88

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET EARNINGS	$12,250,785	$11,404,761	$36,983,491	$34,320,190

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized loss on investment securities available-for-sale	14,889,823	12,458,783	4,515,857	531,757

Reclassification adjustment for realized loss (gain) on investment securities included in net earnings, before income tax	4,928	(60,277)	(79,854)	(60,277)

Total other items of comprehensive earnings	14,894,751	12,398,506	4,436,003	471,480

Income tax expense related to other items of comprehensive earnings	(5,213,163)	(4,339,477)	(1,552,601)	(165,018)

COMPREHENSIVE EARNINGS	$21,932,373	$19,463,790	$39,866,893	$34,626,652

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings (Losses)	Equity
Balances at December 31, 2005	20,714,401	$207,144,010	$58,712,508	$19,434,606	(145,322)	$(2,592,413)	$2,592,413	$(9,015,317)	$276,275,807

Change in par value of common stock from $10.00 to $0.01	—	(206,971,541)	206,971,541	—	—	—	—	—	—

Net earnings	—	—	—	34,320,190	—	—	—	—	34,320,190

Stock issuances	17,054	34,846	279,777	—	—	—	—	—	314,623

Cash dividends declared, $0.88 per share	—	—	—	(18,238,484)	—	—	—	—	(18,238,484)

Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	306,462	306,462

Additional tax benefit related to directors’ deferred compensation plan	—	—	24,996	—	—	—	—	—	24,996

Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(5,984)	(244,750)	244,750	—	—
Stock option expense	—	—	119,481	—	—	—	—	—	119,481

Balances at September 30, 2006	20,731,455	$207,315	$266,108,303	$35,516,312	(151,306)	$(2,837,163)	$2,837,163	$(8,708,855)	$293,123,075

Balances at December 31, 2006	20,739,127	$207,392	$266,271,930	$41,003,600	(153,187)	$(2,911,506)	$2,911,506	$(6,581,884)	$300,901,038

Net earnings	—	—	—	36,983,491	—	—	—	—	36,983,491

Stock issuances	25,365	253	480,864	—	—	—	—	—	481,117

Cash dividends declared, $0.94 per share	—	—	—	(19,513,694)	—	—	—	—	(19,513,694)

Change in unrealized loss in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	2,883,402	2,883,402

Additional tax benefit related to directors’ deferred compensation plan	—	—	102,845	—	—	—	—	—	102,845

Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(2,635)	(218,970)	218,970	—	—

Stock option expense	—	—	163,712	—	—	—	—	—	163,712

Balances at September 30, 2007	20,764,492	$207,645	$267,019,351	$58,473,397	(155,822)	$(3,130,476)	$3,130,476	$(3,698,482)	$322,001,911

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$36,983,491	$34,320,190
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,820,133	5,907,488
Provision for loan losses	954,672	1,813,664
Premium amortization, net of discount accretion	(436,300)	361,066
Gain on sale of assets	(1,934,897)	(2,138,168)
Deferred federal income tax expense (benefit)	104,131	(209,050)
Loans originated for resale	(155,880,669)	(136,965,118)
Proceeds from sales of loans held for resale	158,671,315	146,865,833
Decrease (increase) in other assets	5,468,294	(2,851,291)
Increase (decrease) in other liabilities	(942,242)	2,348,540

Total adjustments	11,824,437	15,132,964

Net cash provided by operating activities	48,807,928	49,453,154

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Sales	10,734,972	10,388,468
Maturities	269,836,372	1,278,582,933
Purchases	(277,513,563)	(1,374,299,676)
Activity in held-to-maturity securities:
Maturities	1,425,587	24,954,399
Purchases	(1,000,000)	—
Net increase in loans	(87,446,531)	(56,885,678)
Capital expenditures	(6,285,727)	(5,857,741)
Proceeds from sale of assets	615,291	596,928

Net cash used in investing activities	(89,633,599)	(122,520,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	(27,474,258)	8,802,314
Net increase (decrease) in interest-bearing deposits	26,051,377	(94,544,349)
Net increase in short term borrowings	25,431,627	43,806,209
Proceeds from stock issuances	481,117	314,623
Dividends paid	(19,088,365)	(17,844,507)

Net cash provided by (used in) financing activities	5,401,498	(59,465,710)

Net decrease in cash and cash equivalents	(35,424,173)	(132,532,923)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	192,976,653	251,308,860

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157,552,480	$118,775,937

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$44,487,903	$34,506,479
Federal income tax paid	15,405,750	14,447,204
Assets acquired through foreclosure	2,642,283	299,639
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007, due to seasonality, changes in economic conditions and credit quality, interest rate fluctuations and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.
Note 2 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months and nine months ended September 30, 2007 and 2006, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2007 and 2006, were 20,761,799 and 20,729,287 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the nine months ended September 30, 2007 and 2006, were 20,755,331 and 20,722,310, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended September 30, 2007 and 2006, were 20,891,357 and 20,788,068, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2007 and 2006, were 20,879,709 and 20,780,598, respectively.
Note 3- Stock Based Compensation
The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. On January 30, 2007, the Company granted 90,500 options to key employees at an exercise price of $40.98. The Company recorded stock option expense totaling $56 thousand and $38 thousand, respectively, for the three months ended September 30, 2007 and 2006. The Company recorded stock option expense totaling $164 thousand and $119 thousand for the nine months ended September 30, 2007 and 2006, respectively.
The additional disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” have been omitted due to immateriality.
Note 4 — Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we did not expect contributions or pension expense to be significant in future years. However as a result of the Pension Protection Act of 2006, the Company will be required to contribute amounts over seven years to fund any shortfalls. The Company evaluated the provisions of the Act as well as IRS funding standards to develop a preliminary plan for funding in future years. The Company made a contribution totaling $1.5 million in July 2007 and will continue to evaluate future funding amounts. The Company did not make a contribution to the pension plan during the year ended December 31, 2006, as permitted by the Internal Revenue Service’s funding standards. Net periodic benefit costs totaling $84 thousand and $100 thousand were recorded, respectively, for the three months ended September 30, 2007 and 2006. Net periodic benefit costs totaling $253 thousand and $100 thousand were recorded, respectively, for the nine months ended September 30, 2007 and 2006.

Note 5 — Related Party Transactions
During the three months ended September 30, 2007 and 2006, the Company sold student loans totaling approximately $1.2 million and $6.2 million, respectively, recognizing net gains of $36 thousand and $180 thousand, respectively, to a financial institution of which an executive officer of one of our wholly owned subsidiary banks is a board member. In the opinion of management, these loan sales are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.
Note 6 — Recently Issued Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48).” The interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions must be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold must be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold must be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The new interpretation was effective for the Company January 1, 2007. The implementation of the provisions of the new interpretation did not have a significant impact on the Company’s consolidated financial position or results of operations. The Company files income tax returns in the U. S. federal jurisdiction and is no longer subject to U. S. federal income tax examinations by tax authorities for years before 2004.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of the new pronouncement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company in 2008. The Company has not yet made a determination if it will elect to apply the options available in SFAS No. 159.

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
Our methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.”

The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review staff and regulatory examiners.
Our allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with SFAS No. 114 based on probable losses on specific loans; (ii) general reserves determined in accordance with SFAS No. 5 that consider historical loss rates, loan classifications and other factors; and (iii) a qualitative reserve determined in accordance with SFAS 5 based upon general economic conditions and other qualitative risk factors both internal and external to the Company. We regularly evaluate our allowance for loan losses to maintain a level adequate to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of the specific reserves include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All nonaccrual loans rated substandard or worse and greater than $50 thousand are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, a certain portion of the loan portfolio is assigned a reserve allocation percentage. The reserve allocation percentage is multiplied by the outstanding loan principal balance, less cash secured loans, government guaranteed loans and classified loans to calculate the required general reserve. The general reserve allocation percentages assigned to groups of loans consider historical loss rates, loan classifications and other factors. The qualitative reserves are determined by evaluating such things as current economic conditions and trends, changes in lending staff, policies or procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. The portion of the allowance that is not derived by the general reserve allocation percentages compensates for the uncertainty and complexity in estimating loan losses including factors and conditions that may not be fully reflected in the determination and application of the general reserve allocation percentages.
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

Operating Results
Three-months ended September 30, 2007 and 2006
Net income for the third quarter of 2007 totaled $12.3 million, an increase of $846 thousand, or 7.4%, from the same period last year. This increase was principally attributable to an increase in net interest income of $1.0 million, an increase in noninterest income of $803 thousand and a decrease in the provision for loan losses of $616 thousand. Partially offsetting these items was an increase in noninterest expense of $1.4 million.
Basic earnings per share were $0.59 for the third quarter of 2007, as compared to $0.55 for the third quarter of 2006. The return on average assets and return on average equity for the third quarter of 2007 were 1.70% and 15.61%, respectively. For the same period in 2006, the return on average assets and return on average equity amounted to 1.67% and 15.93%, respectively.
Tax equivalent net interest income for the third quarter of 2007 amounted to $29.1 million as compared to $27.9 million for the same period last year. Our yield on interest earning assets increased approximately 18 basis points while our rates paid on interest bearing liabilities increased approximately 33 basis points. The increase in volume of average interest earning assets of $133.0 million combined with the increase in rates to improve interest income. Average interest bearing liabilities increased $79.4 million, and coupled with the increase in rates, partially offset the increase in interest income. Average earning assets were $2.60 billion for the third quarter of 2007, which was 5.4% greater than for the third quarter of 2006. Average interest bearing liabilities were $1.87 billion for the third quarter of 2007, which was 4.4% greater than for the third quarter of 2006. The Company’s interest spread decreased to 3.57% for 2007 from 3.72% for 2006. The Company’s net interest margin was 4.45% for the third quarter of 2007, a decrease compared to 4.49% for the same period of 2006, but up 7 basis points from the 4.38 level for the second quarter of 2007. Our net interest margin decline from the prior year was largely due to the unfavorable interest rate environment coupled with our 60.6% loan to deposit ratio and more aggressive pricing of our interest bearing deposits as a result of competitive pressures.
The provision for loan losses for the third quarter of 2007 was $475 thousand compared to $1.1 million for the same period in 2006. The provision for loan losses recorded in the third quarter of 2006 resulted primarily from overall loan growth, an increase in the level of classified loans during that period and concerns about a slowing national economy. The provision for loan losses recorded in the third quarter of 2007 was reflective of the increase in loan volume. Gross charge offs for the quarter ended September 30, 2007 totaled $342 thousand compared to $272 thousand for the same period of 2006. Recoveries of previously charged-off loans totaled $170 thousand in the quarter ended September 30, 2007, as compared to $206 thousand in the same period of 2006. On an annualized basis, net chargeoffs as a percentage of average loans were 0.05% for the third quarter of 2007, as compared to 0.02% for the same period in 2006. The Company’s allowance for loan losses totaled $16.7 million at September 30, 2007, up $230 thousand from the balance of $16.5 million at September 30, 2006. The increase in the allowance was primarily due to growth in the loan portfolio. The Company’s allowance as a percentage of nonperforming loans amounted to 395.6% at September 30, 2007. As of September 30, 2007, management believes the allowance for loan losses was adequate to provide for loans existing in its portfolio that are deemed uncollectible.

Total noninterest income for the third quarter of 2007 was $12.0 million, as compared to $11.2 million for the same period last year. Trust fees totaled $2.2 million for 2007, up $267 thousand over the same period in 2006 due to increased volume of trust assets managed. The market value of trust assets managed totaled $1.79 billion at September 30, 2007 compared to $1.62 billion at September 30, 2006. Service charges on deposit accounts totaled $6.1 million for the third quarter of 2007, compared to $5.8 million for the same period of 2006, an increase of $231 thousand reflecting the higher volume of noninterest bearing deposits. The gain on sale of student loans totaled $36 thousand for the quarter ended September 30, 2007, compared to $180 thousand for the same quarter in 2006. The Company’s real estate mortgage fees of $1.022 million represented an increase of $250 thousand over the $771 thousand recognized in the third quarter of 2006 due to expansion of mortgage operations to more subsidiary bank locations. ATM and credit card fees increased 22.9% to $1.9 million versus $1.6 million a year ago, indicative of continued increases in the use of debit cards and growth in net new accounts and merchant credit card customers.
Noninterest expense for the third quarter of 2007 amounted to $22.0 million, as compared to $20.6 million for the same period in 2006. Salaries and benefits expense, the Company’s largest noninterest expense item, increased 6.9% to $11.7 million in 2007, up $760 thousand over the same period in 2006. The increase in salaries and benefits expense reflected increases in annual salaries, healthcare costs and employee profit sharing. Amortization of intangible assets was $375 thousand for the third quarter of 2007, a decrease of $73 thousand from the same period last year.
The Company’s other categories of noninterest expense increased $663 thousand in the third quarter of 2007, compared to the third quarter of 2006. Contributing to this increase were a volume related increase of $125 thousand related to ATM and credit card expenses (related income increased $361 thousand), an increase of $122 thousand in legal, tax and professional fees and increases in certain other components of noninterest expense, none of which were individually significant. Offsetting these increases were decreases in correspondent bank service charges of $114 thousand and $57 thousand in our courier expense due to the increased use of technology as well as small declines in various other categories of expense.
Income tax expense was $5.0 million for the third quarter of 2007, as compared to $4.8 million for the same period in 2006. Our effective tax rates on pretax income were 29.1%, and 29.5% for the third quarters of 2007 and 2006, respectively. The effective tax rates differ from the federal statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and the Texas franchise/margin tax.
We believe a key indicator of our operating efficiency was expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 53.53% for the third quarter of 2007 and 52.80% for the third quarter of 2006.
Nine months ended September 30, 2007 and 2006
Net income for the first nine months of 2007 totaled $37.0 million, an increase of $2.7 million, or 7.8%, from the same period last year. The increase was principally attributable to an increase in net interest income of $2.7 million, an increase in noninterest income of $2.3 million and a decrease in the provision for loan losses of $859 thousand. Partially offsetting these items was an increase in noninterest expense of $2.2 million.
Basic earnings per share amounted to $1.78 for the first nine months of 2007, as compared to $1.66 per share for the first nine months of 2006. The return on average assets and return on average equity for the first nine months of 2007 amounted to 1.73% and 16.10%, respectively. For the same periods in 2006, the return on average assets and return on average equity amounted to 1.68% and 16.36%, respectively.

Tax equivalent net interest income for the first nine months of 2007 amounted to $85.4 million, as compared to $82.4 million for the same period last year. Our rates on interest earning assets increased approximately 32 basis points while our rates paid on interest bearing liabilities increased approximately 57 basis points. The increase in volume of average interest earning assets of $127.9 million combined with the increase in rates to improve interest income. However, average interest bearing liabilities increased $66.4 million, and coupled with the increase in rates, partially offset the increase in interest income. Average earning assets were $2.60 billion for the first nine months of 2007, which was 5.2% greater than for the first nine months of 2006. Average interest bearing liabilities were $1.88 billion for the first nine months of 2007, which was 3.7% greater than for the first nine months of 2006. The Company’s interest spread decreased to 3.53% for 2007 from 3.78% for 2006. The Company’s net interest margin was 4.40% for the first nine months of 2007, compared to 4.47% for the same period of 2006. Our net interest margin declined compared to the prior year largely due to the unfavorable interest rate environment coupled with our 59.3% loan to deposit ratio and more aggressive pricing of our interest bearing deposits as a result of competitive pressures.
The provision for loan losses for the first nine months of 2007 totaled $955 thousand compared with $1.8 million for the same period of 2006. The provision for loan losses in the 2006 nine month period resulted primarily from overall loan growth, an increase in the level of classified loans during that period and concerns about a slowing national economy. The provision for loan losses in the 2007 nine month period was reflective of the increase in loan volume. Gross charge offs for the nine months ended September 30, 2007 totaled $994 thousand, compared to $1.0 million for the same period of 2006. Recoveries of previously charged-off loans totaling $567 thousand in the nine months ended September 30, 2007, compared to $998 thousand in the same period of 2006. On an annualized basis, net chargeoffs as a percentage of average loans were 0.04% for the first nine months of 2007, as compared to 0.004% for the same period in 2006.
Total noninterest income for the first nine months of 2007 was $35.9 million, as compared to $33.6 million for the same period last year. Trust fees totaled $6.5 million for 2007, up $958 thousand over the same period in 2006 due to an increase in the volume of trust assets managed. The market value of trust assets managed totaled $1.79 billion at September 30, 2007, compared to $1.62 billion at September 30, 2006. Service charges on deposit accounts totaled $16.8 million for the first nine months of 2007, relatively unchanged for the same period of 2006. During the first nine months of 2007, the Company sold approximately $60.4 million in student loans recognizing a gain of $1.8 million. In the first nine months of 2006, the Company sold approximately $68.7 million in student loans, recognizing a gain of $2.1 million. ATM and credit card fees increased $957 thousand to $5.5 million in the first nine months of 2007 due to increased usage of debit cards and an increase in the number of deposit accounts and merchant credit card customers. The Company’s real estate mortgage fees were $2.6 million, an increase of $843 thousand, or 47.4%, over 2006, due to expansion of mortgage operations to more subsidiary bank locations.
Noninterest expense for the first nine months of 2007 amounted to $64.1 million, as compared to $61.9 million for the same period in 2006. Salaries and employee benefits expense, the Company’s largest noninterest expense item, was $34.6 million for the first nine months of 2007, an increase of $1.2 million, or 3.7%, over the same period in 2006. The primary causes of this increase were pay increases effective during the first quarter of 2007 and an increase in expenses related to the Company’s pension plan. Amortization of core deposit intangible assets was $1.1 million for the first nine months of 2007, an increase of $76 thousand over the same period last year.

The Company’s other categories of expense increased $904 thousand in the first nine months of 2007, compared to the first nine months of 2006. Contributing to this increase were a volume related increase of $344 thousand related to ATM and credit card expenses (related income increased $957 thousand), a $265 thousand increase in legal, tax and professional fees and increases in certain other components of noninterest expense, none of which were individually significant. Offsetting these increases were a decrease in correspondent bank service charges of $98 thousand as well as other small declines in various categories of expense.
Income tax expense was $15.4 million for nine months ended September 30, 2007, as compared to $14.5 million for the same period in 2006. Our effective tax rates on pre-tax income were 29.4% and 29.7% for nine month periods of 2007 and 2006, respectively. The effective rates differed from the statutory federal tax rate of 35%, largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employees stock ownership plan and the Texas franchise/margin tax.
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 52.85% for the first nine months of 2007 and 53.36% for the first nine months of 2006.
Balance Sheet Review
Total assets at September 30, 2007 amounted to $2.89 billion as compared to $2.85 billion at December 31, 2006, and $2.71 billion at September 30, 2006. Deposits totaled $2.38 billion at September 30, 2007, down $1.4 million from December 31, 2006 amounts. Deposits at September 30, 2006 were $2.28 billion.
Loans totaled $1.46 billion, $1.37 billion and $1.34 billion at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. As compared to September 30, 2006, loans at September 30, 2007, reflect (i) a $34.4 million increase in commercial, financial and agricultural loans; (ii) a $69.6 million increase in real estate loans; (iii) a $2.3 million increase in student loans; and (iv) a $13.4 million increase in consumer loans.
Investment securities at September 30, 2007, totaled $1.13 billion as compared to $1.13 billion at year-end 2006 and $1.11 billion at September 30, 2006. The unrealized loss in the investment portfolio at September 30, 2007, was $281 thousand. At September 30, 2007, gross unrealized gains totaled $7.5 million and gross unrealized losses totaled $7.8 million. We do not believe these unrealized losses are “other than temporary.” The unrealized losses are interest rate related. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
The portfolio had an overall tax equivalent yield of 5.13% at September 30, 2007. At September 30, 2007, the investment portfolio had a weighted average life of 3.9 years and modified duration of 3.3 years. At September 30, 2007, the Company did not hold any structured notes.
Nonperforming assets at September 30, 2007, totaled $6.8 million as compared to $4.1 million at December 31, 2006. The increase was due primarily to the foreclosure on the collateral securing one real estate loan. This foreclosed real estate with a carrying value of $1.6 million was sold in October 2007. At 0.47% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

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
The Company’s consolidated statements of cash flows are presented on page 8 of this report. Total shareholders’ equity amounted to $322.0 million at September 30, 2007, which was up from $300.9 million at year-end 2006 and $293.1 million at September 30, 2006. The Company’s total risk-based capital and leverage ratios at September 30, 2007 were 15.76% and 9.31%, respectively. The third quarter 2007 cash dividend of $0.32 per share totaled $6.6 million and represented 54.2% of third quarter earnings.
Interest Rate Risk
Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest bearing liabilities are different. The Company’s exposure to interest rate risk is managed primarily through the Company’s strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. The Company uses no off-balance-sheet financial instruments to manage interest rate risk. The Company and each subsidiary bank have an asset/liability committee which monitors interest rate risk and compliance with investment policies. Simulation analyses are the primary way that the Company and the subsidiary banks monitor interest rate risk. As of September 30, 2007, management estimates that, over the next twelve months, an upward shift of interest rates by 200 basis points would result in an increase in projected net interest income of 4.16% and a downward shift of interest rates by 200 basis points would result in a reduction in projected net interest income of 2.73%. These are good faith estimates and assume the composition of our interest sensitive assets and liabilities existing at September 30, 2007, will remain constant over the relevant twelve month measurement period and changes in market interest rates are instantaneous and sustained across the yield curve, regardless of duration or pricing characteristics of specific assets or liabilities. Also, this estimate does not contemplate any actions that we might undertake in response to changes in market interest rates. In management’s opinion, these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. Because interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, our future results could, in management’s belief, be different from the foregoing estimates, and such changes in results could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosure regarding this market risk.
Item 4. Controls and Procedures
As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, our disclosure controls and procedures under Rule 13a-15 and Rule 15d — 15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of September 30, 2007.
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that have materially affected, or are reasonably likely to materially affect, these internal controls.

Item 6. Exhibits
The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

3.3	—	Amendment to Amended and Restated Bylaws of the Registrant, dated April 27, 1994 (incorporated by reference from Exhibit 3.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

3.4	—	Amendment to Amended and Restated Bylaws of the Registrant, dated October 23, 2001 (incorporated by reference from Exhibit 3.5 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31 2004).

3.5	___	Amendment to Amended and Restated Bylaws of the Registrant, dated October 23, 2007 (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed October 24, 2007).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.2	—	Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.3	—	Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 3, 2006).

10.4	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998).

10.5	—	2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Schedule 14A Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders).

10.6	—	Loan Agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed December 31, 2004).

10.7	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).

10.8	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed December 31, 2006).

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: October 26, 2007	By:	/s/ F. Scott Dueser

F. Scott Dueser
President and Chief Executive Officer

Date: October 26, 2007	By:	/s/ J. Bruce Hildebrand

J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer