Form 10-K
period 2007-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2008-02-22
CIK 36029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $750,200,000.

As of February 18, 2008, there were 20,771,124 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the Proxy Statement for the 2008 Annual Meeting of our shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

i

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” and the following:

•	General economic conditions, including our local and national real estate markets;

•	Legislative and regulatory actions and reforms;

•	Competition from other financial institutions and financial holding companies;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	Changes in the demand for loans;

•	Fluctuations in value of collateral and loan reserves;

•	Inflation, interest rate, market and monetary fluctuations;

•	Changes in consumer spending, borrowing and savings habits;

•	Our ability to attract deposits;

•	Consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	Expansion of operations, including branch openings, new product offerings and expansion into new markets; and

•	Acquisitions and integration of acquired businesses.

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

General

First Financial Bankshares, Inc., a Texas corporation, is a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA. As such, we are supervised by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as well as several other state and federal regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. Through our wholly-owned Delaware subsidiary, First Financial Bankshares of Delaware, Inc., we own ten banks, a trust company and a technology operating company, all organized and located in Texas. These subsidiaries are:

•	First Financial Bank, National Association, Abilene, Texas;

•	First Technology Services, Inc., Abilene, Texas;

•	First Financial Trust & Asset Management Company, National Association, Abilene, Texas;

•	Hereford State Bank, Hereford, Texas;

•	First Financial Bank, National Association, Sweetwater, Texas;

•	First Financial Bank, National Association, Eastland, Texas;

•	First Financial Bank, National Association, Cleburne, Texas;

•	First Financial Bank, National Association, Stephenville, Texas;

•	San Angelo National Bank, San Angelo, Texas;

•	Weatherford National Bank, Weatherford, Texas;

•	First Financial Bank, National Association, Southlake, Texas; and

•	First Financial Bank, National Association, Mineral Wells, Texas.

Through our subsidiary banks, we conduct a full-service commercial banking business. Our service centers are located primarily in North Central and West Texas. Considering the branches and locations of all our subsidiaries, as of December 31, 2007, we had 45 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, two locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Clyde, Moran, Albany, Midlothian and Glen Rose.

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

Population Growth 2000-2005*

Bridgeport and Wise County	16.2%	Weatherford, Willow Park and Aledo	16.2%
Fort Worth/Tarrant County	12.1%	Granbury and Hood County	16.6%
Cleburne, Midlothian and Johnson County	15.4%	*Source: U.S. Census Bureau

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

Over the years, we have grown three ways: by growing our banks internally, opening new branch locations and by acquisition of other banks. Since the beginning of 1997, we have completed ten bank acquisitions and almost doubled total assets from $1.57 billion to $3.07 billion. We have also established a trust and asset management company and a technology services company, both of which operate as subsidiaries of First Financial Bankshares. Looking ahead, we will continue to grow locally by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, so we can serve our customers more conveniently, and we are always cultivating relationships with other Texas bankers who may have an interest in being acquired by us at some point in the future.

When targeting a bank for acquisition, the bank generally needs to be in the type of community that fits our profile. We like growing communities with good amenities — schools, infrastructure, commerce and lifestyle. We prefer non-metropolitan markets, either within a 50-mile radius of the Dallas/Fort Worth metroplex or along the Interstate 35 and 20 corridors in Texas. Banks in the $100 million to $250 million asset size fit our “sweet spot” for acquisition, but we will consider banks that are larger or smaller, or that are in other areas of Texas if we believe they would be a good fit to our existing Company.

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

First Financial Bankshares, Inc.

We provide management and technical resources and policy direction to our subsidiaries, which enable them to improve or expand their banking services while continuing their local activity and identity. Each of our subsidiaries operates under the day-to-day management of its own board of directors and officers, with substantial authority in making decisions concerning their own loan decisions, interest rates, service charges and marketing. We provide resources and policy direction in, among other things, the following areas:

•	asset and liability management;

•	investments, accounting, budgeting, training, marketing, planning, risk management, loan review, compliance, human resources and insurance;

•	capitalization; and

•	regulatory compliance.

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

Services Offered by Our Subsidiary Banks

Each of our subsidiary banks is a separate legal entity that operates under the day-to-day management of its own board of directors and officers. Each of our subsidiary banks provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, transmitting funds, and performing other customary commercial banking services. We also conduct full service trust activities through First Financial Trust & Asset Management Company, National Association. Through this trust company, we administer all types of retirement and employee benefit accounts which include 401(k) profit sharing plans and IRAs. We also offer personal trust services which include the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. In addition, First Financial Bank, National Association, Abilene, and San Angelo National Bank provide securities brokerage services through arrangements with an unrelated third party.

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

Employees

With our subsidiary banks we employed approximately 975 full-time equivalent employees at December 31, 2007. Our management believes that our employee relations have been and will continue to be good.

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

National Banking Associations.  Banks organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency, or OCC. The OCC supervises, regulates and regularly examines:

•	First Financial Bank, National Association, Abilene;

•	First Financial Bank, National Association, Sweetwater;

•	First Financial Bank, National Association, Cleburne;

•	First Financial Bank, National Association, Eastland;

•	San Angelo National Bank;

•	Weatherford National Bank;

•	First Financial Bank, National Association, Southlake;

•	First Financial Bank, National Association, Stephenville;

•	First Financial Bank, National Association, Mineral Wells;

•	First Financial Trust & Asset Management Company, National Association; and

•	First Technology Services, Inc.

The OCC’s supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act:

•	requires each national banking association to maintain reserves against deposits,

•	restricts the nature and amount of loans that may be made and the interest that may be charged, and

•	restricts investments and other activities.

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

Because Hereford State Bank is a member of the FDIC and Federal Reserve, it is also subject to regulation at the federal level by the FDIC, and is subject to most of the federal laws described below.

Deposit Insurance

Each of our subsidiary banks is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions and generally does not exceed $100,000 per depositor. Our subsidiary banks must pay assessments to the FDIC under a risk-based assessment system for federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to their respective deposit insurance fund) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U.S. Treasury, the Federal Financing Bank and the Bank Insurance Fund member banks. As of December 31, 2007, the assessment rate for each of our subsidiary banks is at the lowest level risk-based premium available.

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

Our subsidiary banks paid aggregate dividends of approximately $42.3 million in 2007 and approximately $40.0 million in 2006. Under the dividend restrictions discussed above, as of December 31, 2007, our subsidiary banks, without obtaining regulatory approvals, could have declared in the aggregate additional dividends of approximately $31.9 million from retained net profits.

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

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us except for Hereford State Bank (see below). The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill and core deposit intangibles). As of December 31, 2007, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 14.65%; (2) Total Capital to Risk-Weighted Assets Ratio, 15.62%; and (3) Tier 1 Capital Leverage Ratio, 9.23%.

Banks.  The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established five capital tiers with respect to depository institutions: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a “well-capitalized” institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be “adequately capitalized,” it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be “undercapitalized,” it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution’s composite rating is 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be “significantly undercapitalized,” it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be “critically undercapitalized,” it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take “prompt corrective action” against depository institutions that do not meet minimum capital requirements. Under current regulations, we were “well capitalized” as of December 31, 2007 at all of our subsidiary banks, except our Hereford State Bank’s total risk-based capital ratio was 9.92% versus the “well capitalized” minimum of 10%, which was corrected effective January 31, 2008.

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

In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Texas Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank’s business, its total revenue, and the bank’s total assets. As of December 31, 2007, our Texas-chartered bank exceeded the minimum ratios applied to it.

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

Our Business Faces Unpredictable Economic Conditions

General economic conditions impact the banking industry. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends somewhat on factors beyond our control, including:

•	general economic conditions, including national and local real estate markets;

•	the supply of and demand for investable funds;

•	demand for loans and access to credit;

•	interest rates; and

•	federal, state and local laws affecting these matters.

Any substantial deterioration in any of the foregoing conditions could have a material adverse effect on our financial condition and results of operations, which would likely adversely affect the market price of our common stock.

Our Business Is Concentrated In Texas And A Downturn In The Economy Of Texas May Adversely Affect Our Business

Our network of subsidiary banks is concentrated in Texas, primarily in the Western and North Central regions of the state. Most of our customers and revenue are derived from this area. The economy of this region is focused on agriculture (including farming and ranching), commercial and industrial, medical, education, oil and gas production, and real estate. Historically, these industries have fluctuated widely between boom and bust. Because we generally do not derive revenue or customers from other parts of the state or nation, our business and operations are dependent on economic conditions in this part of Texas. Any decline in one or more segments of the local economy could adversely affect our business, revenue, operations and properties.

Recent Developments In The Mortgage Market May Affect Our Ability To Originate Loans And The Profitability Of Loans In Our Pipeline.

During 2007, a combination of rising interest rates and softening real estate prices throughout the United States culminated in an industry-wide increase in borrowers unable to make their mortgage payments and increased foreclosure rates. Lenders in certain sections of the housing and mortgage markets were forced to close or limit their operations or seek additional capital. In response, financial institutions have tightened their underwriting standards, limiting the availability of sources of credit and liquidity. While we have never been a subprime lender, recent reports of credit quality, financial solvency and other problems among subprime lenders have increased volatility in the price of the securities of a broader class of financial institutions. If the subprime segment continues to have problems in the future or credit quality problems spread to other industry segments, including lenders who make loans to prime credit quality borrowers, there could be a prolonged decrease in the demand for our loans in the secondary market, adversely affecting our earnings and negatively impacting the price of our common stock.

Changes in Economic Conditions Could Cause An Increase In Delinquencies And Non-Performing Assets, Including Loan Charge-Offs, And Depress Our Income And Growth.

Our loan portfolios include many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values, a slowdown in housing price appreciation or increases in interest rates. If a recession occurs that negatively impacts economic conditions in the United States as a whole or in the portions of Texas that we serve, we could experience higher delinquencies and loan charge-offs, which would reduce our income and adversely affect our financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition could reduce our earnings and adversely affect our financial condition.

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

Recent Trends In The Student Loan Market May Reduce The Income We Derive From Originating And Selling Student Loans.

Recent federal legislation will reduce federal subsidies to us for making student loans and require us to pay higher origination fees. These factors may reduce the net income we earn from making these loans. Additionally, recent trends in the capital markets may make it more difficult for third parties to whom we sell students loans in the secondary market to raise funds to purchase our loans. If our ability to sell these loans to third parties is reduced, then we may realize less premiums from the sale of student loans or hold them for longer periods of time, or both.

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

Our Operations Are Significantly Affected By Interest Rate Levels

Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which our assets and liabilities reprice. Although we have implemented strategies which we believe reduce the potential effects of changes in interest rates on our results of operations, these strategies may not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their credit costs since most of our loans have adjustable interest rates that reset periodically. Any of these events could adversely affect our results of operations or financial condition.

First Financial Bankshares, Inc. Relies On Dividends From Its Subsidiaries For Most Of Its Revenue

First Financial Bankshares, Inc. is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on First Financial Bankshares, Inc. debt (if we had balances outstanding). Various federal and/or state laws and regulations limit the amount of dividends that our bank subsidiaries may pay to First Financial Bankshares, Inc. In the event our bank subsidiaries are unable to pay dividends to First Financial Bankshares, Inc., First Financial Bankshares, Inc. may not be able to service debt or pay dividends on the Company’s common stock. The inability to receive dividends from our bank subsidiaries could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

We Rely Heavily On Our Management Team, And The Unexpected Loss of Key Management May Adversely Affect Our Operations

Our success to date has been strongly influenced by our ability to attract and to retain senior management experienced in banking in the markets we serve. Our ability to retain executive officers and the current management teams will continue to be important to successful implementation of our strategies. We do not have employment agreements with these key employees other than executive agreements in the event of a change of control and a confidential information, non-solicitation and non-competition agreement related to our stock options. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

Although Publicly Traded, Our Common Stock Does Not Have A Significant Amount Of Trading Liquidity.

Although our trading activity continues to increase, a relatively small percentage of our outstanding common stock is actively traded on the Nasdaq Global Select Market. The risks of low liquidity include increased volatility of the price of our common stock. Low liquidity may also limit holders of our common stock in their ability to sell or transfer our shares at the price, time and quantity desired.

Breakdowns In Our Internal Controls And Procedures Could Have An Adverse Effect On Us

We believe our internal control system as currently documented and functioning is adequate to provide reasonable assurance over our internal controls. Nevertheless, because of the inherent limitation in administering a cost effective control system, misstatements due to error or fraud may occur and not be detected. Breakdowns in our internal controls and procedures could occur in the future, and any such breakdowns could have an adverse effect on us. See “Item 9A — Controls and Procedures” for additional information.

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

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in a building owned by First Financial Bank, National Association, Abilene. The lease of approximately 3,300 square feet of space expires December 31, 2010. The lease of approximately 1,135 square feet of space is on a month-to-month basis. Our subsidiary banks collectively own 37 banking facilities, some of which are detached drive-ins, and also lease nine banking facilities and 13 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiary banks’ requirements for the foreseeable future.

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

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.01 per share, is traded on the Nasdaq Global Select Market under the trading symbol FFIN. See “Item 8 — Financial Statements and Supplementary Data — Quarterly Financial Data” for the high, low and closing sales prices as reported by the Nasdaq National Market for our common stock for the periods indicated.

Record Holders

As of February 1, 2008, we had approximately 1,500 shareholders of record.

Dividends

See “Item 8 — Financial Statements and Supplementary Data — Quarterly Results of Operations” for the frequency and amount of cash dividends paid by us. Also, see “Item 1 — Business — Supervision and Regulation — Payment of Dividends” and “Item 7 — Management’s Discussion and Analysis of the Financial Condition and Results of Operations — Liquidity — Dividends” for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder return for our common stock, the Russell 3000 Index, and the SNB Banks Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $1 billion to $5 billion in total assets, for a five-year period (December 31, 2002 to December 31, 2007). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2001, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represents the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

Total Return Performance

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First Financial Bankshares, Inc.	100.00	139.93	157.55	169.62	208.92	194.03

Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42

SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06

Source: SNL Financial LC, Charlottesville, VA

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. The amounts related to shares of our common stock have been adjusted to give effect to all stock dividends and stock splits. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated information required to be disclosed by the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

Summary Income Statement Information:
Interest income	$169,369	$154,494	$123,944	$99,973	$95,285
Interest expense	58,557	48,628	28,757	16,077	17,131

Net interest income	110,812	105,866	95,187	83,896	78,154
Provision for loan losses	2,331	2,061	1,320	1,633	1,178
Noninterest income	48,273	44,668	44,180	38,823	34,109
Noninterest expense	86,827	83,017	75,487	65,885	61,089

Earnings before income taxes	69,927	65,456	62,560	55,201	49,996
Income tax expense	20,437	19,427	18,537	16,030	14,691

Net earnings	$49,490	$46,029	$44,023	$39,171	$35,305

Per Share Data:
Net earnings per share, basic	$2.38	$2.22	$2.13	$1.90	$1.71
Net earnings per share, assuming dilution	2.38	2.21	2.12	1.89	1.70
Cash dividends declared	1.26	1.18	1.10	1.00	0.91
Book value at period-end	16.16	14.51	13.34	12.84	12.19
Earnings performance ratios:
Return on average assets	1.72%	1.68%	1.80%	1.82%	1.75%
Return on average equity	15.87	16.20	16.17	15.09	14.40
Summary Balance Sheet Data (Period-end):
Investment securities	$1,128,493	$1,129,313	$1,046,121	$854,334	$910,302
Loans	1,528,020	1,373,735	1,288,604	1,164,223	987,523
Total assets	3,070,309	2,850,165	2,733,827	2,315,224	2,092,571
Deposits	2,546,083	2,384,024	2,366,277	1,994,312	1,796,271
Total liabilities	2,734,814	2,549,263	2,457,551	2,049,679	1,841,085
Total shareholders’ equity	335,495	300,901	276,276	265,545	251,487
Asset quality ratios:
Allowance for loan losses/period-end loans	1.14%	1.18%	1.14%	1.19%	1.17%
Nonperforming assets/period-end loans plus foreclosed assets	0.31	0.30	0.33	0.43	0.32
Net charge offs/average loans	0.07	0.04	0.10	0.12	0.09
Capital ratios:
Average shareholders’ equity/average assets	10.84%	10.38%	11.11%	12.08%	12.13%
Leverage ratio(1)	9.23	8.87	8.56	9.80	10.60
Tier 1 risk-based capital(2)	14.65	14.35	14.17	16.46	18.83
Total risk-based capital(3)	15.62	15.32	15.13	17.49	19.83
Dividend payout ratio	52.86	53.14	51.55	52.62	53.10

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.

(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.

(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets plus allowance for loan losses to the extent allowed under regulatory guidelines by risk-adjusted assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should read the following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2007 and 2006, and consolidated statements of earnings for the years 2005 through 2007 in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K. Average share information and earnings per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends, including the four-for-three stock split in the form of a 33% stock dividend effective June 1, 2005.

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

Our methodology is based on guidance provide in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” We also follow the guidance of the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued jointly by the Office of Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration and the Office of Thrift Supervision. We have developed a consistent, well-documented loan review methodology that includes allowances assigned to certain classified loans, allowances assigned based upon estimated loss factors and qualitative reserves. The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners.

Our allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with SFAS 114 and SFAS 5 based on probable losses on specific classified loans; (ii) general reserves determined in accordance with SFAS 5 that consider historical loss rates; and (iii) a qualitative reserve determined in accordance with SFAS 5 based upon general economic conditions and other qualitative risk factors both internal and external to the Company. We regularly evaluate our allowance for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All classified loans are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the loan portfolio less cash secured loans, government guaranteed loans and classified loans is multiplied by the Company’s historical loss rates. The qualitative reserves are determined by evaluating such things as current economic conditions and trends, changes in lending staff, policies or procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans.

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

Results of Operations

Performance Summary.  Net earnings for 2007 were $49.5 million, an increase of $3.5 million, or 7.5%, over net earnings for 2006 of $46.0 million. Net earnings for 2005 were $44.0 million. The increase in net earnings for 2007 over 2006 was primarily attributable to growth in net interest income and noninterest income. The increase in net earnings for 2006 over 2005 was primarily attributable to growth in net interest income.

On a basic net earnings per share basis, net earnings were $2.38 for 2007 as compared to $2.22 for 2006 and $2.13 for 2005. Return on average assets was 1.72% for 2007 as compared to 1.68% for 2006 and 1.80% for 2005. Return on average equity was 15.87% for 2007 as compared to 16.20% for 2006 and 16.17% for 2005.

Net Interest Income.  Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $116.1 million in 2007 as compared to $110.5 million in 2006 and $100.0 million in 2005. The increase in 2007 compared to 2006 was largely attributable to an increase in the volume of earning assets which was partially reduced by increases in the rates paid on interest-bearing liabilities. Average earning assets increased $141.3 million in 2007 with loans contributing $119.6 million of the increase. The yield on earning assets increased 25 basis points in 2007, whereas the rate paid on interest-bearing liabilities increased 42 basis points. The increase in 2006 compared to 2005 resulted primarily from the increase in the volume and interest rates of our earning assets, although most of the benefit to our net interest income from rates on our earning assets was offset by similar increases in our rates paid on our deposits and short-term borrowings. Average earning assets were $2.624 billion in 2007, as compared to $2.483 billion in 2006 and $2.229 billion in 2005. The 2007 increase in average earning assets was attributable primarily to internally generated loan growth. The 2006 increase in average earning assets is primarily attributable to loan growth and our acquisitions. Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2007 Compared to 2006			2006 Compared to 2005
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change

Short-term investments	$568	$213	$781	$96	$925	$1,021
Taxable investment securities	(1,904)	1,487	(417)	5,536	2,913	8,449
Tax-exempt investment securities(1)	3,228	(603)	2,625	1,220	(646)	574
Loans(1)	9,345	3,152	12,497	6,717	13,652	20,369

Interest income	11,237	4,249	15,486	13,569	16,844	30,413
Interest-bearing deposits	863	8,145	9,008	2,379	13,701	16,080
Short-term borrowings	2,181	(1,260)	921	2,001	1,790	3,791

Interest expense	3,044	6,885	9,929	4,380	15,491	19,871

Net interest income	$8,193	$(2,636)	$5,557	$9,189	$1,353	$10,542

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2005 through 2007. The net interest margin in 2007 was 4.43% a decrease of 3 basis points from 2006 and 6 basis points from 2005. The prime rate increased from 5.25% at January 1, 2005 to 8.25% at December 31, 2006 and decreased to 7.25% at December 31, 2007 and stood at 6.00% at February 18, 2008. Should interest rates continue to decline in 2008, we anticipate that the impact of lower yields on investment securities and competition for deposits will continue to put pressure on our net interest margin.

Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2007			2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Short-term investments	$76,284	$3,762	4.93%	$64,056	$2,981	4.65%	$61,059	$1,960	3.21%
Taxable investment securities	832,807	38,881	4.67	875,247	39,298	4.49	742,092	30,849	4.16
Tax-exempt investment securities(1)	287,468	17,279	6.01	235,569	14,653	6.22	216,787	14,079	6.49
Loans(1)(2)	1,427,922	114,714	8.03	1,308,309	102,218	7.81	1,209,095	81,849	6.77

Total earning assets	2,624,481	174,636	6.66	2,483,181	159,150	6.41	2,229,033	128,737	5.78
Cash and due from banks	107,280			107,134			100,718
Bank premises and equipment	61,036			60,827			55,228
Other assets	34,075			35,283			26,155
Goodwill, net	65,942			67,555			53,148
Allowance for loan losses	(16,621)			(15,666)			(14,437)

Total assets	$2,876,193			$2,738,314			$2,449,845

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$1,736,227	$51,980	2.99%	$1,702,051	$42,972	2.52%	$1,563,709	$26,892	1.72%
Short-term borrowings	161,648	6,577	4.07	120,566	5,656	4.69	58,162	1,865	3.21

Total interest-bearing liabilities	1,897,875	58,557	3.09	1,822,617	48,628	2.67	1,621,871	28,757	1.77

Noninterest-bearing deposits	649,642			611,023			537,228
Other liabilities	16,878			20,557			18,448

Total liabilities	2,564,395			2,454,197			2,177,547
Shareholders’ equity	311,798			284,117			272,298

Total liabilities and shareholders’ equity	$2,876,193			$2,738,314			$2,449,845

Net interest income		$116,079			$110,522			$99,980

Rate Analysis:
Interest income/earning assets			6.66%			6.41%			5.78%
Interest expense/earning assets			2.23			1.95			1.29

Net yield on earning assets			4.43%			4.46%			4.49%

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(2)	Nonaccrual loans are included in loans.

Noninterest Income.  Noninterest income for 2007 was $48.3 million, an increase of $3.6 million, or 8.1%, as compared to 2006. The increase is primarily attributable to (1) an increase of $1.3 million in ATM and credit card fees primarily as a result of increased use of debit cards, (2) an increase of $1.1 million in trust fees, (3) an increase in mortgage loan fees of $808 thousand, and (4) an increase in service charges on deposit accounts of $470 thousand. The fair value of our trust assets totaled $1.803 billion at December 31, 2007 compared to $1.693 billion at December 31, 2006. These increases were partially offset by a decrease of $228 thousand in the gain on the sale of student loans. In 2007, we sold student loans totaling $64 million compared to $72 million in 2006.

Noninterest income for 2006 was $44.7 million, an increase of $488 thousand, or 1.10%, as compared to 2005. The increase is primarily attributable to (1) an increase in service charges on deposits of $1.1 million as a result of an increase in net new accounts and from our acquisitions, (2) an increase of $1.3 million in ATM and credit card fees primarily as a result of increased use of debit cards, (3) an increase of $597 thousand in trust fees, (4) an increase in mortgage loan fees of $458 thousand and (5) an increase in the gain on sale of student loans of $339 thousand. The fair value of our trust assets totaled $1.693 billion at December 31, 2006 compared to $1.438 billion at December 31, 2005. In 2006, we sold student loans totaling $72 million compared to $61 million in 2005. These increases were partially offset by (1) the effect of the prior year $3.9 million gain on the sale of PULSE ownership rights and (2) a decrease of $173 thousand in net gains on securities transactions. Excluding the PULSE gain, our 2006 noninterest income would have increased 10.9% over 2005.

Table 3 provides comparisons for other categories of noninterest income.

Table 3 — Noninterest Income (in thousands):

		Increase		Increase
	2007	(Decrease)	2006	(Decrease)	2005

Trust fees	$8,747	$1,082	$7,665	$597	$7,068
Service charges on deposit accounts	22,920	470	22,450	1,069	21,381
Real estate mortgage fees	3,347	808	2,539	458	2,081
Gain on sale of student loans	1,913	(228)	2,141	339	1,802
ATM and credit card fees	7,521	1,307	6,214	1,253	4,961
Net gain on securities transactions	150	88	62	(173)	235
Gain on sale of PULSE ownership rights	—	—	—	(3,895)	3,895
Other:
Net gain (loss) on sale of other real estate	108	118	(10)	(70)	60
Check printing fees	595	(74)	669	15	654
Safe deposit rental fees	449	5	444	25	419
Exchange fees	165	(24)	189	(25)	214
Credit life and debt protection fees	263	44	219	135	84
Data processing fees	109	(30)	139	(53)	192
Brokerage commissions	192	(2)	194	(33)	227
Interest on loan recoveries	284	(18)	302	67	235
Miscellaneous income	1,510	59	1,451	779	672

Total other	3,675	78	3,597	840	2,757

Total Noninterest Income	$48,273	$3,605	$44,668	$488	$44,180

Noninterest Expense.  Total noninterest expense for 2007 was $86.8 million, an increase of $3.8 million, or 4.6%, as compared to 2006. Noninterest expense for 2006 amounted to $83.0 million, an increase of $7.5 million or 10.0% as compared to 2005. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2007 was 52.83% compared to 53.49% for 2006, and 52.48% for 2005.

Salaries and employee benefits for 2007 totaled $46.9 million, an increase of $2.8 million, or 6.3%, as compared to 2006. The primary causes of this increase were higher levels of contributions to the Company’s profit sharing plan and overall pay increases effective during the first quarter of 2007. Also included in salaries and benefits for 2007 and 2006 was stock option expense of $220 thousand and $157 thousand, respectively, as result of applying the provisions of SFAS No. 123R.

All other categories of non-interest expense for 2007 totaled $39.9 million, an increase of $1.0 million, or 2.7%, as compared to 2006. ATM expenses increased $465 thousand reflecting increased debit card use by our customers, as seen in the increase in the related income above. Legal fees increased $232 thousand. Operational and other losses were $220 thousand more in 2007 than in 2006. These losses come from increased charge-offs relating to demand accounts and other losses attributable to fraud. Partially offsetting the increase in noninterest expense were decreases in correspondent bank service charges as a result of maintaining higher compensating balances and in courier expense from the increased use of imaged check clearing and remote deposit capture.

Salaries and employee benefits for 2006 totaled $44.2 million, an increase of $3.9 million, or 9.6%, as compared to 2005. The primary causes of this increase were a higher number of full time equivalents from our Bridgeport acquisition and our new branches and overall pay increases effective during the first quarter of 2006. Also included in salaries and benefits for 2006 was stock option expense of $157 thousand as result applying the new provisions of SFAS No. 123R.

Net occupancy expense for 2006 was up $943 thousand from the prior year, largely as a result of facilities obtained through our acquisition, the opening of new branches and increased utility costs. Equipment expense was up $848 thousand in 2006 over 2005 due to increased equipment depreciation expense as a result of our continued investment in our technology infrastructure, our acquisition and new branches. Intangible asset amortization resulting from the core deposit intangibles related to our acquisitions increased $811 thousand. Our ATM expenses were $559 thousand more in 2006 than in 2005, primarily due to increased debit card usage by our customers, as seen in the increase in related income above. Operational and other losses were $314 thousand more in 2006 than in 2005. These losses come from increased charged-offs relating to demand accounts and other losses attributable to fraud. Offsetting the increase in noninterest expense were declines in advertising, audit and accounting and professional and service fees.

Table 4 — Noninterest Expense (in thousands):

		Increase		Increase
	2007	(Decrease)	2006	(Decrease)	2005

Salaries	$36,644	$1,427	$35,217	$2,829	$32,388
Medical	2,730	85	2,645	161	2,484
Profit sharing	3,220	1,104	2,116	44	2,072
Pension	310	(27)	337	325	12
401(k) match expense	1,127	86	1,041	173	868
Payroll taxes	2,693	26	2,667	174	2,493
Stock option expense	220	63	157	157	—

Total salaries and employee benefits	46,944	2,764	44,180	3,863	40,317
Net occupancy expense	5,893	(93)	5,986	943	5,043
Equipment expense	7,220	181	7,039	848	6,191
Intangible amortization	1,495	4	1,491	811	680
Other:
Data processing fees	391	41	350	12	338
Postage	1,415	(4)	1,419	176	1,243
Printing, stationery and supplies	2,004	(63)	2,067	79	1,988
Advertising	1,179	(45)	1,224	(229)	1,453
Correspondent bank service charges	1,153	(200)	1,353	(85)	1,438
ATM expense	3,335	465	2,870	559	2,311
Credit card fees	536	8	528	(69)	597
Telephone	1,257	(45)	1,302	79	1,223
Public relations and business development	1,309	61	1,248	143	1,105
Directors’ fees	650	18	632	(13)	645
Audit and accounting fees	1,175	72	1,103	(231)	1,334
Legal fees	559	232	327	(84)	411
Professional and service fees	1,980	164	1,816	(240)	2,056
Regulatory exam fees	785	38	747	75	672
Travel	588	64	524	46	478
Courier expense	760	(203)	963	164	799
Operational and other losses	1,861	220	1,641	314	1,327
Other miscellaneous expense	4,338	131	4,207	369	3,838

Total other	25,275	954	24,321	1,065	23,256

Total Noninterest Expense	$86,827	$3,810	$83,017	$7,530	$75,487

Income Taxes.  Income tax expense was $20.4 million for 2007 as compared to $19.4 million for 2006 and $18.5 million for 2005. Our effective tax rates on pretax income were 29.2%, 29.7% and 29.6%, respectively, for the years 2007, 2006 and 2005. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Balance Sheet Review

Loans.  Our portfolio is comprised of loans made to businesses, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate mortgage loans. As of December 31, 2007, total loans were $1,528.0 million, an increase of $154.3 million, as compared to December 31, 2006. As compared to year-end 2006, real estate loans increased $75.2 million, commercial, financial and agricultural loans increased $63.2 million, and consumer loans increased $15.9 million. Loans averaged $1,427.9 million during 2007, an increase of $119.6 million over the prior year average balances.

Table 5 — Composition of Loans (in thousands):

	December 31,
	2007	2006	2005	2004	2003

Commercial, financial and agricultural	$493,478	$430,286	$410,191	$385,193	$333,840
Real estate — construction	196,250	155,285	112,892	107,148	77,834
Real estate — mortgage	626,146	591,893	568,793	494,524	385,770
Consumer, net of unearned income	212,146	196,271	196,728	177,358	190,079

	$1,528,020	$1,373,735	$1,288,604	$1,164,223	$987,523

Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2007 (in thousands):

The following tables summarize maturity and yield information for the commercial, financial, and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2007:

		After One
		Year
	One Year	Through	After Five
	or Less	Five Years	Years	Total

Commercial, financial, and agricultural	$277,768	$160,106	$55,604	$493,478
Real estate — construction	121,102	47,574	27,574	196,250

	$398,870	$207,680	$83,178	$689,728

Maturities
After One Year

Loans with fixed interest rates	$176,507
Loans with floating or adjustable interest rates	114,351

$290,858

Asset Quality.  Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which consist of nonperforming loans and foreclosed assets, were $4.7 million at December 31, 2007, as compared to $4.1 million at December 31, 2006 and $4.2 million at December 31, 2005. As a percent of loans and foreclosed assets, nonperforming assets were 0.31% at December 31, 2007, as compared to 0.30% at December 31, 2006 and 0.33% at December 31, 2005. We consider the level of nonperforming assets to be manageable and are not aware of any material classified credit not properly disclosed as nonperforming at December 31, 2007.

Table 7 — Nonperforming Assets (in thousands, except percentages):

	At December 31,
	2007	2006	2005	2004	2003

Nonaccrual loans	$3,189	$3,529	$3,524	$4,142	$1,690
Loans still accruing and past due 90 days or more	36	129	15	120	61
Restructured loans	—	—	—	—	—

Nonperforming loans	3,225	3,658	3,539	4,262	1,751
Foreclosed assets	1,506	453	705	779	1,420

Total nonperforming assets	$4,731	$4,111	$4,244	$5,041	$3,171

As a% of loans and foreclosed assets	0.31%	0.30%	0.33%	0.43%	0.32%

We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $100,000, $91,000 and $62,000 during the years ended December 31, 2007, 2006, and 2005, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2007, 2006, and 2005, respectively, such income would have approximated $358,000, $396,000 and $163,000.

Provision and Allowance for Loan Losses.  The allowance for loan losses is the amount we determine as of a specific date to be adequate to provide for losses on loans that we deem are uncollectible. We determine the allowance and the required provision expense by reviewing general loss experience and the performance of specific credits. The provision for loan losses was $2.3 million for 2007 as compared to $2.1 million for 2006 and $1.3 million for 2005. The provision in 2007 was due to growth in the loan portfolio and a slowing national economy. The increase in 2006 compared with 2005 was due to several factors, including overall loan growth, an increase in internally classified loans and concerns about the slowing national real estate market. As a percent of average loans, net loan charge-offs were 0.07% during 2007, 0.04% during 2006 and 0.10% during 2005. The allowance for loan losses as a percent of loans was 1.14% as of December 31, 2007, as compared to 1.18% as of December 31, 2006. A key indicator of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans, which consist of nonaccrual loans, loans past due 90 days, and restructured loans. This ratio for the past five years is disclosed in Table 8. Table 9 provides an allocation of the allowance for loan losses based on loan type and the percent of total loans that each major loan type represents.

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

Table 8 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2007	2006	2005	2004	2003

Balance at January 1,	$16,201	$14,719	$13,837	$11,576	$11,219
Allowance established from purchase acquisitions	—	—	793	1,858	—

	16,201	14,719	14,630	13,434	11,219
Charge-offs:
Commercial, financial and agricultural	1,056	956	867	873	990
Consumer	742	865	1,088	1,075	1,186
All other	—	—	2	41	1

Total charge-offs	1,798	1,821	1,957	1,989	2,177
Recoveries:
Commercial, financial and agricultural	346	747	213	342	867
Consumer	376	487	507	402	482
All other	6	8	6	15	7

Total recoveries	728	1,242	726	759	1,356

Net charge-offs	1,070	579	1,231	1,230	821
Provision for loan losses	2,331	2,061	1,320	1,633	1,178

Balance at December 31,	$17,462	$16,201	$14,719	$13,837	$11,576

Loans at year-end	$1,528,020	$1,373,735	$1,288,604	$1,164,223	$987,523
Average loans	1,427,922	1,308,309	1,209,095	1,044,010	946,173
Net charge-offs/average loans	0.07%	0.04%	0.10%	0.12%	0.09%
Allowance for loan losses/year-end loans	1.14	1.18	1.14	1.19	1.17
Allowance for loan losses/nonperforming loans	541.49	442.94	415.91	324.67	661.10

Table 9 — Allocation of Allowance for Loan Losses (in thousands):

	2007	2006	2005	2004	2003
	Allocation	Allocation	Allocation	Allocation	Allocation
	Amount	Amount	Amount	Amount	Amount

Commercial, financial and agricultural	$7,786	$7,808	$5,962	$6,293	$5,293
Real estate — construction	1,887	1,357	855	922	669
Real estate — mortgage	6,117	5,483	6,572	4,636	3,754
Consumer	1,672	1,553	1,330	1,986	1,860

Total	$17,462	$16,201	$14,719	$13,837	$11,576

Percent of Total Loans:

	2007	2006	2005	2004	2003

Commercial, financial and agricultural	32.30%	31.32%	31.83%	33.09%	33.81%
Real estate — construction	12.84	11.30	8.76	9.20	7.88
Real estate — mortgage	40.98	43.09	44.14	42.48	39.06
Consumer, net of unearned income	13.88	14.29	15.27	15.23	19.25

Certain loans classified for regulatory purposes as doubtful and substandard are included in the nonperforming asset table. Also included in classified loans are certain other loans that are deemed to be potential problems. Potential problem loans are those loans that are currently performing but for which known information about trends or uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $13.8 million as of December 31, 2007.

Investment Securities.  Investment securities totaled $1.128 billion as of December 31, 2007, as compared to $1.129 billion at December 31, 2006 and $1.046 billion at December 31, 2005. At December 31, 2007, securities with an amortized cost of $26.4 million were classified as securities held-to-maturity and securities with a market value of $1.102 billion were classified as securities available-for-sale. As compared to December 31, 2006, the overall portfolio at December 31, 2007, reflected (1) a decrease of $85.5 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies; (2) an increase of $43.8 million in obligations of states and political subdivisions; (3) an $18.1 million decrease in corporate bonds and other securities; and (4) a $59.0 million increase in mortgage-backed securities. As compared to December 31, 2005, the portfolio at December 31, 2006 reflected (1) an increase of $8.6 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies; (2) an increase of $40.0 million in obligations of states and political subdivisions; (3) an increase of $20.6 million in corporate bonds and other securities; and (4) an increase of $14.0 million in mortgage-backed securities. The overall portfolio yield of 5.13% at the end of 2007 was 22 basis points higher than the prior year-end yield of 4.91% largely as a result of reinvesting the proceeds from securities that matured in 2007 in higher yielding investments. We did not hold any high risk collateralized mortgage obligations or structured notes as of December 31, 2007. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2007 and 2006.

Table 10 — Composition of Investment Securities (dollars in thousands):

	At December 31,
	2007		2006		2005
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

Held-to-Maturity:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$—	$—	$—	$—	$21,749	$21,814
Obligations of states and political subdivisions	25,042	25,860	25,007	25,881	27,991	29,175
Corporate bonds	—	—	—	—	503	507
Mortgage-backed securities	1,373	1,389	1,975	1,992	2,919	2,981
Other securities	4	4	4	4	—	—

	$26,419	$27,253	$26,986	$27,877	$53,162	$54,477

Available-for-Sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$314,894	$318,381	$407,795	$403,855	$379,440	$373,529
Obligations of states and political subdivisions	286,293	290,714	242,748	246,958	200,997	203,997
Corporate bonds	45,345	45,683	69,341	69,363	53,774	53,521
Mortgage-backed securities	427,504	429,596	375,794	370,013	361,269	355,072
Other securities	17,588	17,700	12,092	12,138	6,840	6,840

	$1,091,624	$1,102,074	$1,107,770	$1,102,327	$1,002,320	$992,959

	$1,118,043	$1,129,327	$1,134,756	$1,130,204	$1,055,482	$1,047,436

Table 11 — Maturities and Yields of Investment Securities Held at December 31, 2007 (in thousands, except percentages):

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Obligations of states and political subdivisions	$1,966	6.04%	$22,131	7.38%	$615	7.54%	$330	6.51%	$25,042	7.27%
Other securities	—	—	—	—	—	—	4	0.00%	4	0.00%
Mortgage-backed securities	338	6.74%	839	6.17%	196	5.63%	—	—	1,373	6.23%

Total	$2,304	6.14%	$22,970	7.34%	$811	7.08%	$334	6.43%	$26,419	7.21%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury obligations	$1,015	3.29%	$—	—	$—	—	$—	—	$1,015	3.29%
Obligations of U.S. government sponsored-enterprises and agencies	144,844	3.88%	169,462	4.73%	3,060	4.13%	—	—	317,366	4.34%
Obligations of states and political subdivisions	15,303	6.22%	72,052	6.83%	135,281	5.86%	68,078	5.74%	290,714	6.09%
Corporate bonds and other securities	12,225	4.47%	43,581	5.10%	—	—	7,577	5.93%	63,383	5.08%
Mortgage-backed securities	14,722	4.59%	363,033	4.92%	51,833	5.28%	8	6.27%	429,596	4.96%

Total	$188,109	4.16%	$648,128	5.07%	$190,174	5.67%	$75,663	5.76%	$1,102,074	5.08%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Total Investment Securities:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury obligations	$1,015	3.29%	$—	—	$—	—	$—	—	$1,015	3.29%
Obligations of U.S. government sponsored-enterprises and agencies	144,844	3.88%	169,462	4.73%	3,060	4.13%	—	—	317,366	4.34%
Obligations of states and political subdivisions	17,269	6.20%	94,183	6.96%	135,896	5.87%	68,408	5.74%	315,756	6.18%
Corporate bonds and other securities	12,225	4.47%	43,581	5.10%	—	—	7,581	5.93%	63,387	5.08%
Mortgage-backed securities	15,060	4.64%	363,872	4.93%	52,029	5.28%	8	6.27%	430,969	4.96%

Total	$190,413	4.19%	$671,098	5.15%	$190,985	5.68%	$75,997	5.76%	$1,128,493	5.13%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages.

Table 12 — Disclosure of Investment Securities with Continuous Unrealized Loss

The following table discloses, as of December 31, 2007 and 2006, our investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2007	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$8,978	$28	$93,466	$290	$102,444	$318
Obligations of state and political subdivisions	40,622	353	26,521	412	67,143	765
Mortgage-backed securities	55,676	80	115,141	1,600	170,817	1,680
Corporate and other securities	7,021	60	5,231	19	12,252	79

Total	$112,297	$521	$240,359	$2,321	$352,656	$2,842

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2006	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$115,335	$163	$250,271	$3,880	$365,606	$4,043
Obligations of state and political subdivisions	24,557	78	30,860	581	55,417	659
Mortgage-backed securities	57,382	302	255,592	6,032	312,974	6,334
Corporate and other securities	13,845	32	23,585	200	37,430	232

Total	$211,119	$575	$560,308	$10,693	$771,427	$11,268

The number of investment positions in this unrealized loss position totaled 425 at December 31, 2007. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value and, (2) it is not probable that we will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related due to the level of short-term and intermediate interest rates at December 31, 2007. We have reviewed the financial condition and near term prospects of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Deposits.  Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $2.546 billion as of December 31, 2007, as compared to $2.384 billion as of December 31, 2006 and $2.366 billion as of December 31, 2005. Table 13 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more.

Table 13 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest-bearing deposits	$649,642	—	$611,023	—	$537,228	—
Interest-bearing deposits
Interest-bearing checking	571,523	1.84%	563,573	1.62%	497,743	1.10%
Savings and money market accounts	361,778	1.48	384,102	1.29	414,307	1.03
Time deposits under $100,000	431,955	4.34	414,511	3.67	363,384	2.75
Time deposits of $100,000 or more	370,971	4.68	339,865	4.01	288,275	2.53

Total interest-bearing deposits	1,736,227	2.99%	1,702,051	2.52%	1,563,709	1.72%

Total average deposits	$2,385,869		$2,313,074		$2,100,937

December 31, 2007

Three months or less	$150,683
Over three through six months	77,332
Over six through twelve months	90,041
Over twelve months	34,160

Total time deposits of $100,000 or more	$352,216

Short-Term Borrowings.  Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $166 million, $143 million and $74 million at December 31, 2007, 2006, and 2005, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds. The average balance of federal funds purchased and securities sold under repurchase agreements was $162 million, $121 million and $58 million in 2007, 2006 and 2005 respectively. The average rate paid on federal funds purchased and securities sold under repurchase agreements was 4.07%, 4.69% and 3.21% in 2007, 2006 and 2005, respectively. The weighted average rate on federal funds purchased and securities sold under repurchase agreements was 2.87%, 4.77% and 3.59% at December 31, 2007, 2006 and 2005, respectively. The highest amount of federal funds purchased and securities sold under repurchase agreements at any month end during 2007, 2006 and 2005 was $196 million, $143 million and $85 million, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $335.5 million, or 10.9% of total assets, at December 31, 2007, as compared to $300.9 million, or 10.6% of total assets, at December 31, 2006. During 2007, total shareholders’ equity averaged $311.8 million, or 10.8% of average assets, as compared to $284.1 million, or 10.4% of average assets, during 2006.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of December 31, 2007, our total risk-based and leverage capital ratios were 15.62% and 9.23%, respectively, as compared to total risk-based and leverage capital ratios of 15.32% and 8.87% as of December 31, 2006. We believe by all measurements our capital ratios remain well above regulatory minimums.

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

As of December 31, 2007, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.7% and 5.3%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.6% and 4.2%, respectively, relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 14 and 15. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $166.3 million at December 31, 2007, and an unfunded $50.0 million line of credit established with a nonaffiliated bank which matures on December 31, 2008. First Financial Bank, N. A., Abilene also has federal funds purchased lines of credit with two non-affiliated banks totaling $50 million.

On December 31, 2007, we renewed our loan agreement with The Frost National Bank, pursuant to which the Company is permitted to draw up to $50.0 million on a revolving line of credit. Interest is paid quarterly at LIBOR plus 100 basis points. If a balance exists at December 31, 2008, the principal balance converts to a term facility payable quarterly over five years. The line of credit is unsecured for an outstanding balance up to $25.0 million and secured by the stock of a subsidiary bank should the balance exceed $25.0 million. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restrict the payment of dividends above 55% of consolidated net income, limit the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibit the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. There was no outstanding balance under the line of credit as of December 31, 2007 or 2006.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash at our parent company, which totaled $36.6 million at December 31, 2007, available dividends from subsidiary banks which totaled $31.9 million at December 31, 2007, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.

Table 14 — Contractual Obligations As of December 31, 2007 (in thousands):

	Payment Due by Period
		Less Than 1			Over 5
	Total Amounts	Year	2 - 3 Years	4 - 5 Years	Years

Deposits with stated maturity dates	$774,034	$688,025	$71,700	$14,309	$—
Operating Leases	2,074	630	943	489	12
Outsourcing Service Contracts	1,330	939	391	—	—

Total Contractual Obligations	$777,438	$689,594	$73,034	$14,798	$12

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

Table 15 — Commitments As of December 31, 2007 (in thousands):

	Total Notional
	Amounts Committed	Less than 1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years

Unfunded lines of credit	$238,313	$227,408	$5,728	$1,818	$3,359
Unfunded commitments to extend credit	80,596	52,852	10,273	4,809	12,662
Standby letters of credit	10,896	9,831	1,060	5	—

Total Commercial Commitments	$329,805	$290,091	$17,061	$6,632	$16,021

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding.  Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At December 31, 2007, approximately $31.9 million was available for the payment of intercompany dividends by the subsidiary banks without the prior approval of regulatory agencies. Our subsidiary banks paid aggregate dividends of $42.3 million in 2007 and $40.0 million in 2006.

Dividends.  Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 52.9%, 53.1% and 51.6% of net earnings, respectively, in 2007, 2006 and 2005. Given our current strong capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. Also see “Payments of Dividends” on page 6.

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

Our management considers interest rate risk to be a significant market risk for us. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet Review — Interest Rate Risk” for disclosure regarding this market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements begin on page F-1.

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2007 and 2006. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2007
	4th	3rd	2nd	1st

Summary Income Statement Information:
Interest income	$43,482	$42,556	$42,259	$41,072
Interest expense	14,229	14,816	15,013	14,499

Net interest income	29,253	27,740	27,246	26,573
Provision for loan losses	1,377	475	237	242

Net interest income after provision for loan losses	27,876	27,265	27,009	26,331
Noninterest income	12,320	11,996	12,972	10,836
Net gain (loss) on securities transactions	70	(5)	—	84
Noninterest expense	22,730	21,983	21,248	20,867

Earnings before income taxes	17,536	17,273	18,733	16,384
Income tax expense	5,030	5,022	5,463	4,922

Net earnings	$12,506	$12,251	$13,270	$11,462

Per Share Data:
Net earnings per share, basic	$0.60	$0.59	$0.64	$0.55
Net earnings per share, assuming dilution	0.60	0.59	0.64	0.55
Cash dividends declared	0.32	0.32	0.32	0.30
Book value at period-end	16.16	15.51	14.76	14.85
Common stock sales price:(1)
High	$42.62	$44.00	$42.71	$43.69
Low	35.53	35.19	37.33	39.79
Close	37.65	40.18	38.81	41.82

	2006
	4th	3rd	2nd	1st

Summary Income Statement Information:
Interest income	$40,564	$39,388	$38,140	$36,401
Interest expense	13,594	12,685	11,598	10,750

Net interest income	26,970	26,703	26,542	25,651
Provision for loan losses	247	1,091	389	333

Net interest income after provision for loan losses	26,723	25,612	26,153	25,318
Noninterest income	11,045	11,128	10,954	11,478
Net gain on securities transactions	2	60	—	—
Noninterest expense	21,119	20,617	20,805	20,477

Earnings before income taxes	16,651	16,183	16,302	16,319
Income tax expense	4,942	4,778	4,854	4,852

Net earnings	$11,709	$11,405	$11,448	$11,467

Per Share Data:
Net earnings per share, basic	$0.56	$0.55	$0.55	$0.55
Net earnings per share, assuming dilution	0.56	0.55	0.55	0.55
Cash dividends declared	0.30	0.30	0.30	0.28
Book value at period-end	14.51	14.14	13.50	13.55
Common stock sales price:(1)
High	$43.47	$39.98	$39.48	$38.75
Low	37.83	35.62	34.05	34.56
Close	41.86	38.15	36.54	38.30

(1)	These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14 (c) and Rule 15d-14 (c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of December 31, 2007.

During the last fiscal quarter and subsequent to our evaluation, there were no significant changes in internal controls over financial reporting or other factors that have materially affected, or is reasonably likely to materially affect, these internal controls.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.

First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 18, 2008, on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
First Financial Bankshares, Inc.

We have audited First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Financial Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Financial Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of First Financial Bankshares, Inc. and our report dated February 18, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
February 18, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2008 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our 2008 proxy statement. The following chart gives aggregate information under our equity compensation plans as of December 31, 2007.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in
	Warrants and Rights	Warrants and Rights	Far Left Column)

Equity compensation plans approved by security holders	266,174	$30.99	580,855
Equity compensation plans not approved by security holders	—	—	—

Total	266,174	$30.99	580,855

The remainder of the information required by Item 12 is incorporated by reference from our 2008 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2008 proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2008 proxy statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements —

(2) Financial Statement Schedules —

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3) Exhibits —

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

FIRST FINANCIAL BANKSHARES, INC.

By:	/s/ F. SCOTT DUESER
F. SCOTT DUESER
Chairman of the Board, Director, President and
Chief Executive Officer

Date: February 18, 2008

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

Name	Title	Date

/s/ F. SCOTT DUESER F. Scott Dueser	Chairman of the Board, Director, President, and Chief Executive Officer (Principal Executive Officer)	February 18, 2008

/s/ J. BRUCE HILDEBRAND J. Bruce Hildebrand	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2008

/s/ TUCKER S. BRIDWELL Tucker S. Bridwell	Director	February 18, 2008

/s/ JOSEPH E. CANON Joseph E. Canon	Director	February 18, 2008

/s/ MAC A. COALSON Mac A. Coalson	Director	February 18, 2008

/s/ DAVID COPELAND David Copeland	Director	February 18, 2008

/s/ MURRAY EDWARDS Murray Edwards	Director	February 18, 2008

/s/ DERRELL E. JOHNSON Derrell E. Johnson	Director	February 18, 2008

Name	Title	Date

/s/ KADE L. MATTHEWS Kade L. Matthews	Director	February 18, 2008

/s/ BYNUM MIERS Bynum Miers	Director	February 18, 2008

/s/ KENNETH T. MURPHY Kenneth T. Murphy	Director	February 18, 2008

/s/ DIAN GRAVES STAI Dian Graves Stai	Director	February 18, 2008

/s/ F. L. STEPHENS F. L. Stephens	Director	February 18, 2008

/s/ JOHNNY TROTTER Johnny Trotter	Director	February 18, 2008

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

3.1		—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).
3.2		—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).
3.3		—	Amendment to Amended and Restated Bylaws of the Registrant, dated April 27, 1994 (incorporated by reference from Exhibit 3.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).
3.4		—	Amendment to Amended and Restated Bylaws of the Registrant, dated October 23, 2001 (incorporated by reference from Exhibit 3.5 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).
3.5		—	Amendment to Amended and Restated Bylaws of the Registrant, dated October 23, 2007 (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed October 24, 2007).
4.1		—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).
10.1		—	Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).
10.2		—	Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).
10.3		—	Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 3, 2006).
10.4		—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998).
10.5		—	2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders).
10.6		—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed December 31, 2004).
10.7		—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).
10.8		—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed December 31, 2006).
10.9		—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed December 31, 2007).
*21	.1	—	Subsidiaries of the Registrant.
*23	.1	—	Consent of Ernst & Young LLP.
24.1		—	Power of Attorney (included on signature page of this Form 10-K).
*31	.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.
*31	.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.
*32	.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.
*32	.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
First Financial Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment”, to account for stock-based compensation. As discussed in Note 7 to the financial statements, effective January 1, 2007, the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
February 18, 2008

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006

ASSETS
CASH AND DUE FROM BANKS	$163,559,942	$127,419,210
FEDERAL FUNDS SOLD	99,450,000	64,485,000
INTEREST-BEARING DEPOSITS IN BANKS	1,878,434	1,072,443

Total cash and cash equivalents	264,888,376	192,976,653
INVESTMENT SECURITIES:
Securities held-to-maturity (fair value of $27,253,367 in 2007 and $27,876,959 in 2006)	26,419,040	26,985,570
Securities available-for-sale, at fair value	1,102,073,636	1,102,327,223

Total investment securities	1,128,492,676	1,129,312,793
LOANS:
Held for investment	1,492,223,308	1,336,818,747
Held for sale	35,796,281	36,915,873

	1,528,019,589	1,373,734,620
Less- allowance for loan losses	(17,461,514)	(16,200,804)

Net loans	1,510,558,075	1,357,533,816
BANK PREMISES AND EQUIPMENT, net	61,670,159	59,467,923
INTANGIBLE ASSETS	65,207,169	66,702,100
OTHER ASSETS	39,492,957	44,171,229

Total assets	$3,070,309,412	$2,850,164,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$739,180,980	$685,335,743
INTEREST-BEARING DEPOSITS	1,806,902,038	1,698,688,304

Total deposits	2,546,083,018	2,384,024,047
DIVIDENDS PAYABLE	6,645,590	5,413,848
SHORT-TERM BORROWINGS	166,266,426	143,244,347
OTHER LIABILITIES	15,818,916	16,581,234

Total liabilities	2,734,813,950	2,549,263,476

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value; authorized 40,000,000 shares; 20,766,848 and 20,739,127 issued and outstanding at December 31, 2007 and 2006, respectively	207,669	207,392
Capital surplus	267,136,338	266,271,930
Retained earnings	64,333,921	41,003,600
Treasury stock (shares at cost: 155,415 and 153,187 at December 31, 2007 and 2006, respectively)	(3,170,304)	(2,911,506)
Deferred Compensation	3,170,304	2,911,506
Accumulated other comprehensive earnings (loss)	3,817,534	(6,581,884)

Total shareholders’ equity	335,495,462	300,901,038

Total liabilities and shareholders’ equity	$3,070,309,412	$2,850,164,514

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

INTEREST INCOME:
Interest and fees on loans	$114,333,665	$101,864,998	$81,486,600
Interest on investment securities:
Taxable	38,880,569	39,297,823	30,849,490
Exempt from federal income tax	12,393,019	10,350,154	9,648,054
Interest on federal funds sold and interest-bearing deposits in banks	3,761,708	2,980,973	1,959,906

Total interest income	169,368,961	154,493,948	123,944,050

INTEREST EXPENSE:
Interest on deposits	51,979,999	42,972,105	26,892,197
Other	6,577,340	5,655,579	1,864,969

Total interest expense	58,557,339	48,627,684	28,757,166

Net interest income	110,811,622	105,866,264	95,186,884
PROVISION FOR LOAN LOSSES	2,331,172	2,061,088	1,319,816

Net interest income after provision for loan losses	108,480,450	103,805,176	93,867,068

NONINTEREST INCOME:
Trust fees	8,746,756	7,664,810	7,068,138
Service charges on deposit accounts	22,919,519	22,449,963	21,380,623
ATM and credit card fees	7,520,988	6,213,964	4,960,988
Real estate mortgage operations	3,346,547	2,538,913	2,081,003
Net gain on securities transactions	149,891	62,091	235,367
Net gain on sale of student loans	1,913,407	2,141,477	1,801,899
Net gain on sale of PULSE ownership rights	—	—	3,894,684
Net gain (loss) on sale of other real estate	107,875	(9,947)	60,517
Other	3,567,888	3,606,731	2,696,806

Total noninterest income	48,272,871	44,668,002	44,180,025

NONINTEREST EXPENSE:
Salaries and employee benefits	46,943,935	44,179,620	40,317,256
Net occupancy expense	5,893,468	5,985,527	5,043,187
Equipment expense	7,220,339	7,039,009	6,190,906
Printing, stationery and supplies	2,003,814	2,067,251	1,988,454
Correspondent bank service charges	1,153,015	1,352,793	1,438,010
Amortization of intangible assets	1,494,931	1,491,393	680,259
Other expenses	22,117,373	20,901,600	19,829,336

Total noninterest expense	86,826,875	83,017,193	75,487,408

EARNINGS BEFORE INCOME TAXES	69,926,446	65,455,985	62,559,685
INCOME TAX EXPENSE	20,436,841	19,426,769	18,536,705

NET EARNINGS	$49,489,605	$46,029,216	$44,022,980

NET EARNINGS PER SHARE, BASIC	$2.38	$2.22	$2.13

NET EARNINGS PER SHARE, ASSUMING DILUTION	$2.38	$2.21	$2.12

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

NET EARNINGS	$49,489,605	$46,029,216	$44,022,980
OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	16,042,662	3,979,897	(15,449,135)
Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(149,891)	(62,091)	(235,367)
Minimum liability pension adjustment, before income tax	124,572	(174,063)	(1,363,640)

Total other items of comprehensive earnings	16,017,343	3,743,743	(17,048,142)
Income tax benefit (expense) related to other items of comprehensive earnings	(5,606,070)	(1,310,310)	5,966,850

COMPREHENSIVE EARNINGS	$59,900,878	$48,462,649	$32,941,688

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2007, 2006 and 2005

								Accumulated
								Other
								Comprehensive	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Earnings	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Losses)	Equity

BALANCE, December 31, 2004	15,511,576	$155,115,760	$58,529,113	$49,834,536	(100,189)	$(2,289,729)	$2,289,729	$2,065,975	$265,545,384
Four-for-three stock split effected in the form of a 33% stock dividend	5,172,871	51,728,710	—	(51,728,710)	(35,298)	—	—	—	—
Net earnings	—	—	—	44,022,980	—	—	—	—	44,022,980
Stock issuances	29,954	299,540	128,636	—	—	—	—	—	428,176
Cash dividends declared, $1.10 per share	—	—	—	(22,694,200)	—	—	—	—	(22,694,200)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(886,366)	(886,366)
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related taxes	—	—	—	—	—	—	—	(10,194,926)	(10,194,926)
Additional tax benefit related to directors’ deferred compensation plan	—	—	54,759	—	—	—	—	—	54,759
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(9,835)	(302,684)	302,684	—	—

BALANCE, December 31, 2005	20,714,401	$207,144,010	$58,712,508	$19,434,606	(145,322)	$(2,592,413)	$2,592,413	$(9,015,317)	$276,275,807
Change in par value of common stock from $10.00 to $0.01	—	(206,971,541)	206,971,541	—	—	—	—	—	—
Net earnings	—	—	—	46,029,216	—	—	—	—	46,029,216
Stock issuances	24,726	34,923	405,793	—	—	—	—	—	440,716
Cash dividends declared, $1.18 per share	—	—	—	(24,460,222)	—	—	—	—	(24,460,222)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(113,141)	(113,141)
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related taxes	—	—	—	—	—	—	—	2,546,574	2,546,574
Additional tax benefit related to directors’ deferred compensation plan	—	—	24,996	—	—	—	—	—	24,996
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(7,865)	(319,093)	319,093	—	—
Stock option expense	—	—	157,092	—	—	—	—	—	157,092

BALANCE, December 31, 2006	20,739,127	$207,392	$266,271,930	$41,003,600	(153,187)	$(2,911,506)	$2,911,506	$(6,581,884)	$300,901,038
Net earnings	—	—	—	49,489,605	—	—	—	—	49,489,605
Stock issuances	27,721	277	526,359	—	—	—	—	—	526,636
Cash dividends declared, $1.26 per share	—	—	—	(26,159,284)	—	—	—	—	(26,159,284)
Minimum liability pension adjustment, net of related income taxes	—	—	———	—	—	—	—	80,972	80,972
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related taxes	—	—	—	—	—	—	—	10,318,446	10,318,446
Additional tax benefit related to directors’ deferred compensation plan	—	—	117,844	—	—	—	—	—	117,844
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(2,228)	(258,798)	258,798	—	—
Stock option expense	—	—	220,205	—	—	—	—	—	220,205

BALANCE, December 31, 2007	20,766,848	$207,669	$267,136,338	$64,333,921	(155,415)	$(3,170,304)	$3,170,304	$3,817,534	$335,495,462

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$49,489,605	$46,029,216	$44,022,980
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	7,817,931	7,954,560	6,273,204
Provision for loan losses	2,331,172	2,061,088	1,319,816
Securities premium amortization (discount accretion), net	(636,173)	215,998	3,087,581
Gain on sale of assets, net	(2,102,712)	(2,234,154)	(5,992,469)
Deferred federal income tax expense (benefit)	464,397	(26,625)	277,545
Loans originated for resale	(190,037,588)	(170,602,938)	(158,121,586)
Proceeds from sale of loans held for resale	193,554,563	174,179,850	156,683,818
Change in other assets	(1,629,455)	(9,951,982)	1,095,506
Change in other liabilities	(4,461,115)	233,852	(7,709,073)

Total adjustments	5,301,020	1,829,649	(3,085,658)

Net cash provided by operating activities	54,790,625	47,858,865	40,937,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of banks, less cash acquired	—	—	6,627,197
Activity in available-for-sale securities:
Sales	38,531,378	18,513,440	85,032,949
Maturities	881,288,653	1,858,293,402	1,915,359,555
Purchases	(898,748,116)	(1,978,123,309)	(2,167,727,922)
Activity in held-to-maturity securities:
Maturities	1,570,217	26,173,833	37,442,670
Purchases	(1,000,000)	—	(620,000)
Net increase in loans	(159,437,929)	(87,566,639)	(737,957)
Purchases of bank premises and equipment and computer software	(8,330,954)	(7,370,681)	(10,316,540)
Proceeds from sale of other assets	2,567,705	707,035	5,639,596

Net cash used in investing activities	(143,559,046)	(169,372,919)	(129,300,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	53,845,237	62,179,901	56,687,234
Net increase (decrease) in interest-bearing deposits	108,213,734	(44,432,986)	77,889,442
Net increase in short-term borrowings	23,022,079	69,005,371	32,922,243
Common stock transactions:
Proceeds of stock issuances	526,636	440,716	428,176
Dividends paid	(24,927,542)	(24,011,155)	(23,003,227)

Net cash provided by financing activities	160,680,144	63,181,847	144,923,868

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,911,723	(58,332,207)	56,560,738

CASH AND CASH EQUIVALENTS, beginning of year	192,976,653	251,308,860	194,748,122

CASH AND CASH EQUIVALENTS, end of year	$264,888,376	$192,976,653	$251,308,860

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns (through its wholly-owned Delaware subsidiary) all of the capital stock of ten banks located in Texas as of December 31, 2007. Those subsidiary banks are First Financial Bank, National Association, Abilene; Hereford State Bank; First Financial Bank, National Association, Sweetwater; First Financial Bank, National Association, Eastland; First Financial Bank, National Association, Cleburne; First Financial Bank, National Association, Stephenville; San Angelo National Bank; Weatherford National Bank; First Financial Bank, National Association, Southlake and First Financial Bank, Mineral Wells. Each subsidiary bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company owns First Financial Trust & Asset Management Company, National Association and First Technology Services, Inc., an information technology subsidiary.

A summary of significant accounting policies of Bankshares and subsidiaries (collectively, the “Company”) applied in the preparation of the accompanying consolidated financial statements follows. The accounting principles followed by the Company and the methods of applying them are in conformity with both U.S. generally accepted accounting principles and prevailing practices of the banking industry.

Stock Transactions

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

On April 24, 2006, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock over the next three years. The plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchases of the stock will be through the open market or in privately negotiated transactions in accordance with applicable laws and regulations. No stock has been repurchased under this plan as of December 31, 2007.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of investment securities, the valuation of foreclosed real estate, deferred income tax assets, and the fair value of financial instruments.

Consolidation

The accompanying consolidated financial statements include the accounts of Bankshares and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. Certain reclasses have been made to 2005 and 2006 financial statements to conform to the 2007 presentation.

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Investment Securities

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, adjusted for amortization of premiums and accretion of discounts, with all unrealized gains and unrealized losses judged to be temporary, net of deferred income taxes, excluded from earnings and reported as a separate component of shareholders’ equity. Available for-sale securities that have unrealized losses that are judged other than temporary are included in gain (loss) on sale of securities and a new cost basis is established. Securities classified as trading are recorded at estimated fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 2007, 2006, or 2005.

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

The allowance is an amount management believes will be adequate to absorb estimated inherent losses on existing loans that are deemed uncollectible based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118 and SFAS No. 5, “Accounting for Contingencies,” based on probable losses on specific classified loans; (ii) general reserve determined in accordance with SFAS No. 5 that consider historical loss rates; and (iii) a qualitative reserve determined in accordance with SFAS 5 based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Our methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio. Accrual of interest is discontinued on a loan and payments applied to principal when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally all loans past due greater than 90 days, based on contractual terms, are placed on non-accrual.

The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2007 and 2006, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company originates (1) mortgage loans primarily for sale in the secondary market and (2) student loans for sale to another financial institution. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value. The mortgage loans sales contracts contain indemnification clauses should the loans default, generally in the first sixty to ninety days. The student loans are guaranteed by an agency of the U.S. Government.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value on the purchase date. Intangible assets with finite useful lives continue to be amortized and goodwill and intangible assets with indefinite lives are not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the years ended December 31, 2007, 2006 and 2005.

Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits and are being amortized over seven years, utilizing a method that approximates the expected attrition of the deposits.

The carrying amount of goodwill and other intangible assets arising from acquisitions that qualify as an asset purchase for federal income tax purposes amounting to approximately $41,883,000 and $42,856,000, respectively, at December 31, 2007 and 2006, is deductible for federal income tax purposes.

Securities Sold Under Agreements To Repurchase

Securities sold under agreements to repurchase, which are classified as short-term borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of the cash received in connection with the transaction. The Company may be required to provide additional collateral based on the estimated fair value of the underlying securities.

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

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, including interest bearing deposits, and federal funds sold.

Accumulated Other Comprehensive Income (Loss)

Unrealized gains (losses) on the Company’s available-for-sale securities (after applicable income tax expense or benefit) totaling $6,780,000 and ($3,538,000) at December 31, 2007 and 2006, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $2,963,000 and $3,044,000 at December 31, 2007 and 2006, respectively, are included in accumulated other comprehensive income (loss).

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. SFAS No. 123R, “Share-Based Payment,” became effective January 1, 2006 and requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The Company recorded stock option expense totaling $220,000 and $157,000 for the years ended December 31, 2007 and 2006, respectively, using the modified prospective method for transition to the new rules whereby grants after the implementation date, as well as unvested awards granted prior to the implementation date, are measured and accounted for under SFAS No. 123R.

Prior to 2006, the Company accounted for stock option grants using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. Had compensation costs for the plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the year ended December 31, 2005.

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Advertising Costs

Advertising costs are expensed as incurred.

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

		Weighted
	Net	Average	Per Share
	Earnings	Shares	Amount

For the year ended December 31, 2007
Net earnings per share, basic	$49,489,605	20,757,868	$2.38

Effect of stock options	—	42,242

Net earnings per share, assuming dilution	$49,489,605	20,800,110	$2.38

For the year ended December 31, 2006:
Net earnings per share, basic	$46,029,216	20,725,432	$2.22

Effect of stock options	—	62,137

Net earnings per share, assuming dilution	$46,029,216	20,787,569	$2.21

For the year ended December 31, 2005:
Net earnings per share, basic	$44,022,980	20,696,980	$2.13

Effect of stock options	—	80,538

Net earnings per share, assuming dilution	$44,022,980	20,777,518	$2.12

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. Any difference between the tax position taken in the tax return and the tax position recognized in the financial statements using the criteria above results in the recognition of a liability in the financial statements for the unrecognized benefit. Similarly, if a tax position fails to meet the more-likely-than-not recognition threshold, the benefit taken in tax return will also result in the recognition of a liability in the financial statements for the full amount of the unrecognized benefit. FIN 48 became effective January 1, 2007. The Company did not experience a material effect on its financial position, results of operations or cash flows, as a result of implementation of FIN 48.

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability that is the principal or most advantageous market for the asset or liability. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective beginning January 1, 2008. The Company does not anticipate that the adoption of this new accounting principle will have a material effect on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings whey they occur. SFAS No. 159 further established certain additional disclosure requirements. SFAS No. 159 became effective for the Company in 2008. The Company does not anticipate that the adoption of this new accounting principle will have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB No. 141.” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transaction and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2.	CASH AND INVESTMENT SECURITIES:

The amortized cost, estimated fair values, and gross unrealized gains and losses of the Company’s investment securities as of December 31, 2007 and 2006 are as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value

Securities held-to-maturity:
Obligations of state and political subdivisions	$25,041,674	$847,037	$(28,210)	$25,860,501
Other	4,000	—	—	4,000
Mortgage-backed securities	1,373,366	19,542	(4,042)	1,388,866

Total debt securities held-to-maturity	$26,419,040	$866,579	$(32,252)	$27,253,367

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$314,893,622	$3,804,878	$(317,678)	$318,380,822
Obligations of state and political subdivisions	286,292,954	5,157,715	(736,804)	290,713,865
Corporate bonds and other	62,933,146	528,497	(79,125)	63,382,518
Mortgage-backed securities	427,504,026	3,768,693	(1,676,288)	429,596,431

Total securities available-for-sale	$1,091,623,748	$13,259,783	$(2,809,895)	$1,102,073,636

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value

Securities held-to-maturity:
Obligations of state and political subdivisions	$25,006,789	$955,447	$(81,054)	$25,881,182
Other	4,000	—	—	4,000
Mortgage-backed securities	1,974,781	19,763	(2,767)	1,991,777

Total debt securities held-to-maturity	$26,985,570	$975,210	$(83,821)	$27,876,959

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$407,794,929	$102,813	$(4,043,004)	$403,854,738
Obligations of state and political subdivisions	242,747,658	4,788,430	(578,364)	246,957,724
Corporate bonds and other	81,433,637	299,939	(231,604)	81,501,972
Mortgage-backed securities	375,793,882	550,221	(6,331,314)	370,012,789

Total securities available-for-sale	$1,107,770,106	$5,741,403	$(11,184,286)	$1,102,327,223

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2007 and 2006, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2007 and 2006, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of debt securities at December 31, 2007, by contractual and expected maturity, are shown below (in thousands):

	Held-to-Maturity		Available-for-Sale
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value

Due within one year	$1,966	$1,973	$173,302	$173,388
Due after one year through five years	22,131	22,937	278,609	285,095
Due after five years through ten years	615	625	136,155	138,340
Due after ten years	334	329	76,054	75,655

	25,046	25,864	664,120	672,478

Mortgage-backed securities	1,373	1,389	427,504	429,596

Total	$26,419	$27,253	$1,091,624	$1,102,074

The following table discloses, as of December 31, 2007 and 2006, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Loss	Value	Loss	Value	Loss

U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$8,978	$28	$93,466	$290	$102,444	$318
Obligations of state and political subdivisions	40,622	353	26,521	412	67,143	765
Mortgage-backed securities	55,676	80	115,141	1,600	170,817	1,680
Corporate bonds	7,021	60	5,231	19	12,252	79

Total	$112,297	$521	$240,359	$2,321	$352,656	$2,842

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Loss	Value	Loss	Value	Loss

U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$115,335	$163	$250,271	$3,880	$365,606	$4,043
Obligations of state and political subdivisions	24,557	78	30,860	581	55,417	659
Mortgage-backed securities	57,382	302	255,592	6,032	312,974	6,334
Corporate bonds	13,845	32	23,585	200	37,430	232

Total	$211,119	$575	$560,308	$10,693	$771,427	$11,268

The number of investment positions in this unrealized loss position totaled 425 at December 31, 2007. We do not believe these unrealized losses are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value and, (2) it is not probable that the Company will be unable to collect the amounts contractually due. The unrealized losses noted are interest rate related due to rising short-term and intermediate interest rates during the next three years. We have reviewed the financial condition and near term prospects of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Securities, carried at approximately $640,744,000 and $509,951,000 at December 31, 2007 and 2006, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.

During 2007, 2006, and 2005, sales of investment securities that were classified as available-for-sale totaled approximately $38,531,000, $18,513,000, and $85,033,000 respectively. Gross realized gains and losses from 2007 securities sales were approximately $243,000 and $93,000, respectively. Gross realized gains and losses for 2006 sales were approximately $104,000 and $42,000, respectively. Gross realized gains and losses for 2005 sales were approximately $401,000 and $166,000, respectively. The specific identification method was used to determine cost in computing the realized gains and losses.

Certain subsidiary banks are required to maintain reserve balances with the Federal Reserve Bank. At December 31, 2007 and 2006, such balances totaled approximately $10,127,000 and $9,769,000, respectively.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES:

Major classifications of loans are as follows:

	December 31,
	2007	2006

Commercial, financial and agricultural	$493,478,236	$430,285,775
Real estate — construction	196,250,070	155,284,753
Real estate — mortgage	626,145,282	591,892,720
Consumer	212,146,001	196,271,372

Total loans	$1,528,019,589	$1,373,734,620

Included in real estate-mortgage and consumer loans above are $3.5 million and $32.3 million, respectively, in loans held for sale at December 31, 2007 and $5.8 million and $31.1 million, respectively, in loans held for sale at December 31, 2006 in which the carrying amounts approximate market.

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows:

December 31, 2007		December 31, 2006
Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance

$3,189,067	$477,873	$3,528,894	$433,128

The average recorded investment in impaired loans for the years ended December 31, 2007, 2006, and 2005 was approximately $3,359,000, $3,526,000, and $3,292,000 respectively. The Company had approximately $4,731,000, $4,111,000 and $4,244,000 in nonperforming assets at December 31, 2007, 2006 and 2005, respectively. No additional funds are committed to be advanced in connection with impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $100,000, $91,000 and $62,000 during the years ended December 31, 2007, 2006, and 2005, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2007, 2006, and 2005, respectively, such income would have approximated $358,000, $396,000 and $163,000.

The allowance for loan losses as of December 31, 2007 and 2006, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:

	2007	2006

Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$477,873	$433,128
Remaining portfolio	16,983,641	15,767,676

Total allowance for loan losses	$17,461,514	$16,200,804

Changes in the allowance for loan losses are summarized as follows:

	December 31,
	2007	2006	2005

Balance at beginning of year	$16,200,804	$14,719,140	$13,837,133
Add:
Provision for loan losses	2,331,172	2,061,088	1,319,816
Loan recoveries	727,189	1,241,991	726,445
Allowance established from purchase acquisition	—	—	792,640
Deduct:
Loan charge-offs	(1,797,651)	(1,821,415)	(1,956,894)

Balance at end of year	$17,461,514	$16,200,804	$14,719,140

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2007 (determined as of each respective year-end) follows:

	Beginning	Additional		Ending
	Balance	Loans	Payments	Balance

Year ended December 31, 2007	$54,622,140	$159,815,768	$173,111,225	$41,326,683

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2007, approximately $168,514,000 in loans held by these subsidiaries were subject to blanket liens as security for letters of credit issued under these lines of credit.

During the years ended December 31, 2007 and 2006, the Company sold student loans totaling $63.9 million and $71.7 million, respectively, recognizing net profits of $1.9 million and $2.1 million, respectively, to a financial institution of which an executive officer of one of our wholly owned subsidiary banks is a board member. In the opinion of management, these loan sales are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

4.	BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment:

		December 31,
	Useful Life	2007	2006

Land	—	$14,887,261	$13,847,704
Buildings	20 to 40 years	61,616,881	61,213,343
Furniture and equipment	3 to 10 years	35,050,420	36,601,454
Leasehold improvements	Lesser of lease term or 5 to 15 years	4,002,984	8,907,623

		115,557,546	120,570,124
Less- accumulated depreciation and amortization		(53,887,387)	(61,102,201)

		$61,670,159	$59,467,923

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $5,789,000, $5,964,000, and $5,133,000, respectively and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,663,000, $1,644,000 and $1,675,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

5.	TIME DEPOSITS

Time deposits of $100,000 or more totaled approximately $352,216,000 and $356,268,000 at December 31, 2007 and 2006, respectively. Interest expense on these deposits was approximately $17,363,000, $13,642,000, and $7,298,000 during 2007, 2006, and 2005, respectively.

At December 31, 2007, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2008	$688,025
2009	56,493
2010	15,207
2011	7,877
2012	6,432

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Deposits received from related parties at December 31, 2007 totaled $111,658,000.

6.	LINE OF CREDIT

Effective December 31, 2007, the Company renewed its line of credit with a nonaffiliated bank under which it can borrow up to $50.0 million. The line of credit is unsecured for outstanding balances less than $25.0 million and secured by stock of a subsidiary bank if amounts borrowed exceed $25.0 million. The line of credit matures on December 31, 2008. The Company paid no fee to secure the unused line of credit and, accordingly, did not estimate a fair value of the unused line of credit at December 31, 2007 or 2006. The line of credit carries an interest rate of the London Interbank Offering Rate plus 1.0%. If a balance exists at December 31, 2008, the principal balance converts to a term facility payable quarterly over five years. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restrict the payment of dividends above 55% of consolidated net income, limit the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibit the disposal of assets except in the ordinary course of business. Management believes the Company was in compliance with the financial covenants at December 31, 2007 and 2006. There was no outstanding balance under the line of credit as of December 31, 2007 or 2006.

7.  INCOME TAXES:

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following:

	Year Ended December 31,
	2007	2006	2005

Current federal income tax	$19,681,877	$19,334,533	$18,097,847
Current state income tax	290,567	118,861	161,313
Deferred federal income tax expense (benefit)	464,397	(26,625)	277,545

Income tax expense	$20,436,841	$19,426,769	$18,536,705

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(6.6)%	(5.8)%	(5.4)%
Effect of state income tax	0.4%	0.2%	0.3%
ESOP tax credit	(0.4)%	(0.4)%	(0.3)%
Other	0.8%	0.7%	0.0%

Effective income tax rate	29.2%	29.7%	29.6%

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$5,873,531	$5,274,589
Minimum liability in defined benefit plan	1,595,422	1,639,031
Recognized for financial reporting purposes but not for tax purposes:
Deferred compensation	1,324,188	1,264,867
Write-downs and adjustments to other real estate owned and repossessed assets	—	13,172
Net unrealized loss on investment securities available-for-sale	—	1,905,009
Other deferred tax assets	256,674	334,929

Total deferred tax assets	9,049,815	10,431,597

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	967,135	1,107,379
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	4,075,928	3,397,169
Recognized for financial reporting purposes but not for tax purposes:
Accretion on investment securities	1,050,873	1,011,229
Pension plan contributions	621,140	204,550
Net unrealized gain on investment securities Available-for-sale	3,651,026	—
Other deferred tax liabilities	302,598	266,114

Total deferred tax liabilities	10,668,700	5,986,441

Net deferred tax asset (liability)	$(1,618,885)	$4,445,156

The Company adopted the provisions of FIN 48 in 2007. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flow. The Company files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2004.

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

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The estimated fair values and carrying values at December 31, 2007 and 2006, were as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and due from banks	$163,559,942	$163,559,942	$127,419,210	$127,419,210
Federal funds sold	99,450,000	99,450,000	64,485,000	64,485,000
Interest-bearing deposits in banks	1,878,434	1,878,434	1,072,443	1,072,443
Investment securities	1,128,492,676	1,129,327,003	1,129,312,793	1,130,204,182
Net loans	1,510,558,075	1,518,677,572	1,357,533,816	1,342,010,615
Accrued interest receivable	21,834,040	21,834,040	22,756,488	22,756,488
Deposits with stated maturities	774,033,645	778,371,624	781,773,003	781,843,732
Deposits with no stated maturities	1,772,049,373	1,772,049,373	1,602,251,044	1,602,251,044
Short term borrowings	166,266,426	166,266,426	143,244,347	143,244,347
Accrued interest payable	4,654,496	4,654,496	4,366,876	4,366,876

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

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2007, future minimum lease commitments were: 2008 - $630,000; 2009 — $545,000; 2010 — $398,000; 2011 — $342,000; 2012 — $147,000 and thereafter — $12,000.

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

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Contract or
Notional Amount at
December 31, 2007

Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$238,313,000
Unfunded commitments to extend credit	80,596,000
Standby letters of credit	10,896,000

$329,805,000

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

The Company grants commercial, retail, agriculture and residential real estate loans to customers primarily in North Central and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon this local economic sector. In addition, the Company holds mortgage-backed securities which are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

12.	PENSION AND PROFIT SHARING PLANS:

The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we did not expect contributions or pension expense to be significant in future years. However, as a result of the Pension Protection Act of 2006, the Company will be required to contribute amounts over seven years to fund any shortfalls. The Company evaluated the provisions of the Act as well as Internal Revenue Service’s funding standards to develop a preliminary plan for funding in future years. The Company made a contribution totaling

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$1.5 million in 2007 and is continuing to evaluate future funding amounts. The Company did not make a contribution to the pension plan during the year ended December 31, 2006, as permitted by the Internal Revenue Service’s funding standards.

Using an actuarial measurement date of September 30, benefit obligation activity and fair value of plan assets for the years ended December 31, 2007 and 2006, and a statement of the funded status as of December 31, 2007 and 2006 are as follows:

	2007	2006

Reconciliation of benefit obligations:
Benefit obligation at January 1	$18,471,240	$17,942,586
Interest cost on projected benefit obligation	1,111,110	1,045,011
Actuarial loss	942,799	318,952
Benefits paid	(912,732)	(835,309)

Benefit obligation at December 31	19,612,417	18,471,240

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	14,372,733	14,354,993
Actual return on plan assets	1,868,738	853,049
Employer contributions	1,500,000	—
Benefits paid	(912,732)	(835,309)

Fair value of plan assets at December 31	16,828,739	14,372,733

Funded status	$(2,783,678)	$(4,098,507)

Reconciliation of funded status to accrued pension liability:
Funded status at December 31	$(2,783,678)	$(4,098,507)
Unrecognized loss from past experience different than that assumed and effects of changes in assumptions	4,881,178	5,005,749
Additional minimum liability recorded	(4,881,178)	(5,005,749)

Accrued pension liability	$(2,783,678)	$(4,098,507)

In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” was issued which required an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its balance sheet. The funded status is measured as the difference between plan assets at fair value and the benefit obligation. An employer is also required to measure the funded status of a plan as of the date of its year end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses. Under SFAS 158, the Company was required to recognize the funded status of its defined benefit post-retirement benefit plan in its financial statements for the year ended December 31, 2006. The Company had previously recognized the funded status of its pension plans in prior financial statements. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company’s financial statements beginning with the year ending December 31, 2008.

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net periodic pension cost for the years ended December 31, 2007, 2006, and 2005, included:

	Year Ended December 31,
	2007	2006	2005

Service cost — benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,111,110	1,045,011	1,013,104
Expected return on plan assets	(998,838)	(901,938)	(1,117,278)
Amortization of unrecognized net loss	197,470	193,780	116,473

Net periodic pension cost	$309,742	$336,853	$12,299

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2007	2006	2005

Weighted average discount rate	5.85%	5.85%	5.85%
Rate of increase in future compensation levels	—	—	—
Expected long-term rate of return on assets	6.50%	6.50%	7.75%

The expected long-term rate of return on plan assets is based on historical returns and expectations of future returns based on asset mix, after consultation with our investment advisors and actuaries. The weighted average discount rate is estimated based on setting a discount rate to establish an obligation for pension benefits equivalent to an amount that, if invested in high quality fixed income securities, would produce a return that matches the expected benefit payment stream.

The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2007 and 2006 is as follows:

	December 31, 2007	December 31, 2006	Targeted
	Allocation	Allocation	Allocation

Equity securities	71%	60%	75%
Debt securities	23%	38%	25%
Cash and equivalents	6%	2%	—

The range and weighted average final maturities of debt securities held in the pension plan as of December 31, 2007 are 2 to 20 years and approximately 7.1 years, respectively.

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

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

An estimate of the undiscounted projected future payments to eligible participants for the next five years and the following five years in the aggregate is as follows (dollars in thousands):

Year Ending December 31,
2008	$1,146
2009	1,202
2010	1,289
2011	1,388
2012	1,465
2013 to 2017	7,928

As of December 31, 2007 and 2006, the pension plan’s assets included Company common stock valued at approximately $773,000 and $860,000, respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute a percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $3,219,000, $2,116,000, and $2,072,000 in 2007, 2006 and 2005, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2007 and 2006, the profit sharing plan’s assets included Company common stock valued at approximately $20,709,000 and $23,448,000, respectively.

In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2007, 2006 and 2005 was $1,127,000, $1,041,000 and $868,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

The Company has a directors’ deferred compensation plan whereby the directors may elect to defer up to 100% of their directors’ fees. All deferred compensation is invested in the Company’s common stock held in a rabbi trust. The stock is held in nominee name of the trustee, and the principal and earnings of the trust are held separate and apart from other funds of the Company, and are used exclusively for the uses and purposes of the deferred compensation agreement. The accounts of the trust have been consolidated in the financial statements of the Company.

13.	DIVIDENDS FROM SUBSIDIARIES:

At December 31, 2007, approximately $31.9 million was available for the declaration of dividends by the Company’s subsidiary banks without the prior approval of regulatory agencies.

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

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes as of December 31, 2007 and 2006, that Bankshares and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2007 and 2006, the most recent notification from each respective subsidiary’s primary regulator categorized each of the Company’s subsidiaries as well-capitalized, except that Hereford State Bank’s total risk-based capital ratio was 9.92% versus the “well capitalized” minimum of 10%. To be categorized as well-capitalized, the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

There are no conditions or events since that notification that management believes have changed the institutions’ categories. Bankshares’ and its significant subsidiaries’ actual capital amounts and ratios are presented in the table below:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes:			Action Provisions:
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets):
Consolidated	$284,250,000	16%	≥$	145,546,000	≥8%		N/A	≥10%
First Financial Bank-Abilene	$71,985,000	12%	≥ $	46,696,000	≥8%	≥$	58,370,000	≥10%
San Angelo National Bank	$31,915,000	18%	≥$	14,289,000	≥8%	≥$	17,861,000	≥10%
Weatherford National Bank	$24,211,000	14%	≥$	14,294,000	≥8%	≥$	17,868,000	≥10%
First Financial Bank-Stephenville	$26,118,000	12%	≥$	17,154,000	≥8%	≥$	21,443,000	≥10%
First Financial Bank-Southlake	$24,613,000	13%	≥$	15,461,000	≥8%	≥$	19,326,000	≥10%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	$266,738,000	15%	≥$	72,773,000	≥4%		N/A	≥6%
First Financial Bank-Abilene	$67,201,000	12%	≥$	23,348,000	≥4%	≥$	35,022,000	≥6%
San Angelo National Bank	$30,418,000	17%	≥$	7,144,000	≥4%	≥$	10,717,000	≥6%
Weatherford National Bank	$22,505,000	13%	≥$	7,147,000	≥4%	≥$	10,721,000	≥6%
First Financial Bank-Stephenville	$23,814,000	11%	≥$	8,577,000	≥4%	≥$	12,866,000	≥6%
First Financial Bank-Southlake	$22,516,000	12%	≥$	7,730,000	≥4%	≥$	11,596,000	≥6%
Tier I Capital (to Average Assets):
Consolidated	$266,738,000	9%	≥$	86,669,000	≥3%		N/A	≥5%
First Financial Bank-Abilene	$67,201,000	7%	≥$	28,574,000	≥3%	≥$	47,624,000	≥5%
San Angelo National Bank	$30,418,000	10%	≥$	9,342,000	≥3%	≥$	15,571,000	≥5%
Weatherford National Bank	$22,505,000	7%	≥$	10,134,000	≥3%	≥$	16,891,000	≥5%
First Financial Bank-Stephenville	$23,814,000	8%	≥$	9,260,000	≥3%	≥$	15,433,000	≥5%
First Financial Bank-Southlake	$22,516,000	8%	≥$	8,294,000	≥3%	≥$	13,824,000	≥5%

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes:			Action Provisions:
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Consolidated	$257,405,000	15%	≥$	134,263,000	≥8%		N/A	≥10%
First Financial Bank-Abilene	$70,410,000	14%	≥$	41,658,000	≥8%	≥$	52,073,000	≥10%
San Angelo National Bank	$31,504,000	18%	≥$	13,709,000	≥8%	≥$	17,137,000	≥10%
Weatherford National Bank	$22,053,000	13%	≥$	13,335,000	≥8%	≥$	16,668,000	≥10%
First Financial Bank-Stephenville	$24,995,000	12%	≥$	16,090,000	≥8%	≥$	20,113,000	≥10%
First Financial Bank-Southlake	$21,982,000	12%	≥$	14,608,000	≥8%	≥$	18,260,000	≥10%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	$241,182,000	14%	≥$	67,131,000	≥4%		N/A	6%
First Financial Bank-Abilene	$65,845,000	13%	≥$	20,829,000	≥4%	≥$	31,244,000	≥6%
San Angelo National Bank	$30,224,000	18%	≥$	6,855,000	≥4%	≥$	10,282,000	≥6%
Weatherford National Bank	$20,321,000	12%	≥$	6,667,000	≥4%	≥$	10,001,000	≥6%
First Financial Bank-Stephenville	$22,875,000	11%	≥$	8,045,000	≥4%	≥$	12,068,000	≥6%
First Financial Bank-Southlake	$20,063,000	11%	≥$	7,304,000	≥4%	≥$	10,956,000	≥6%
Tier I Capital (to Average Assets):
Consolidated	$241,182,000	9%	≥$	81,353,000	≥3%		N/A	5%
First Financial Bank-Abilene	$65,845,000	7%	≥$	26,624,000	≥3%	≥$	44,373,000	≥5%
San Angelo National Bank	$30,224,000	10%	≥$	8,703,000	≥3%	≥$	14,505,000	≥5%
Weatherford National Bank	$20,321,000	7%	≥$	8,549,000	≥3%	≥$	14,249,000	≥5%
First Financial Bank-Stephenville	$22,875,000	8%	≥$	8,665,000	≥3%	≥$	14,441,000	≥5%
First Financial Bank-Southlake	$20,063,000	7%	≥$	8,103,000	≥3%	≥$	13,504,000	≥5%

In connection with our Trust Company’s application to obtain our trust charter, we are required to maintain tangible net assets of $2.0 million at all times. As of December 31, 2007, our Trust Company had tangible assets totaling $3.4 million.

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

15.  STOCK OPTION PLAN:

The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2007, the Company had allocated 847,029 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the year ended December 31, 2007 is presented in the table and narrative below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Shares	Ex. Price	Contractual Term	Value ($000)

Outstanding, beginning of year	210,727	$25.23
Granted	90,500	40.98
Exercised	(27,721)	19.00
Cancelled	(7,332)	34.03

Outstanding, end of year	266,174	$30.99	6.68	$1,772

Exercisable at end of year	70,191	$19.37	3.74	$1,283

The options outstanding at December 31, 2007, had exercise prices ranging between $12.48 and $40.98 with a weighted average remaining contractual life of 4.67 years. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2007:

		Remaining
	Number	Contracted
Exercise Price	Outstanding	Life (Years)	Number Vested

$17.57	8,142	0.2	8,142
12.48	23,520	2.2	23,520
18.30	2,333	4.1	1,665
23.10	60,730	5.3	32,038
33.08	83,349	7.1	16,798
40.98	88,100	9.1	300

From inception of the plan until December 31, 2005, the Company accounted for this plan under APB 25 under which no compensation cost has been recognized for options granted. Effective January 1, 2006, the Company accounted for this plan under SFAS No. 123R whereby the fair value of options is recognized as compensation expense over the vesting period. The fair value of the options granted in 2007 and 2005, was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 4.26% and 4.40%; expected dividend yield of 3.39% and 3.02%; expected life of 5.61 years and 5.60 years; and expected volatility of 18.4% and 20.5%.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 and 2005 was $7.31 and $6.23, respectively. There were no grants during 2006. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $1,126,000, $495,000 and $702,000 respectively.

As of December 31, 2007, there was $762,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $181,000, $103,000 and $116,000 respectively.

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic value of vested stock options at December 31, 2007 totaled $1,330,000.

16.  CONDENSED FINANCIAL INFORMATION — PARENT COMPANY:

Condensed Balance Sheets-December 31, 2007 and 2006

	2007	2006

ASSETS
Cash in subsidiary bank	$6,855,875	$5,808,149
Cash in unaffiliated bank	4,859	4,760
Interest-bearing deposits in subsidiary banks	29,760,871	14,109,723

Total cash and cash equivalents	36,621,605	19,922,632
Investment in and advances to subsidiaries, at equity	305,194,582	286,789,901
Intangible assets	723,375	723,375
Other assets	589,828	432,810

Total assets	$343,129,390	$307,868,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$7,633,928	$6,967,680
Shareholders’ equity:
Common stock	207,669	207,392
Capital surplus	267,136,338	266,271,930
Retained earnings	64,333,921	41,003,600
Accumulated other comprehensive earnings (loss)	3,817,534	(6,581,884)

Total shareholders’ equity	335,495,462	300,901,038

Total liabilities and shareholders’ equity	$343,129,390	$307,868,718

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Statements of Earnings —

For the Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005

Income:
Cash dividends from subsidiary banks	$42,275,000	$39,726,766	$29,312,753
Excess of earnings over dividends of subsidiary banks	8,219,675	7,660,591	15,963,918
Other income	1,737,370	1,052,705	1,148,038

	52,232,045	48,440,062	46,424,709

Expenses:
Salaries and employee benefits	1,936,884	1,783,904	1,488,550
Other operating expenses	1,690,594	1,704,905	1,899,697

	3,627,478	3,488,809	3,388,247

Earnings before income taxes	48,604,567	44,951,253	43,036,462
Income tax benefit	885,038	1,077,963	986,518

Net earnings	$49,489,605	$46,029,216	$44,022,980

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Statements of Cash Flows —

For the Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005

Cash flows from operating activities:
Net earnings	$49,489,605	$46,029,216	$44,022,980
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary banks	(8,219,675)	(7,660,591)	(15,963,918)
Depreciation	39,501	54,268	54,192
Decrease (increase) in other assets	(182,548)	329,034	(13,894)
(Decrease) increase in liabilities	(514,736)	277,742	(187,836)

Net cash provided by operating activities	40,612,147	39,029,669	27,911,524

Cash flows from investing activities:
Purchases of bank premises and equipment	(12,268)	(9,441)	(21,371)
Repayment from (of advances related to) investment in and advances to subsidiaries	500,000	(3,300,000)	(28,569,433)

Net cash provided by (used in) investing activities	487,732	(3,309,441)	(28,590,804)

Cash flows from financing activities:
Proceeds of stock issuances	526,636	440,716	428,176
Cash dividends paid	(24,927,542)	(24,011,155)	(23,003,227)

Net cash used in financing activities	(24,400,906)	(23,570,439)	(22,575,051)

Net increase (decrease) in cash and cash equivalents	16,698,973	12,149,789	(23,254,331)
Cash and cash equivalents, beginning of year	19,922,632	7,772,843	31,026,814

Cash and cash equivalents, end of year	$36,621,605	$19,922,632	$7,772,483

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

17.  ACQUISITIONS:

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

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

FIRST FINANCIAL BANKSHARES,INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

18.	CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows:

	Year Ended December 31,
	2007	2006	2005

Supplemental cash flow information:
Interest paid	$58,269,719	$47,598,695	$26,964,956
Federal income taxes paid	20,537,026	19,130,331	18,292,335
Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	3,412,077	421,531	1,289,814
Loans to finance the sale of other real estate	969,500	—	—
Investment securities purchased but not settled	4,161,418	4,285,000	161,743