Form 10-Q
period 2008-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2008-04-30
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2008:

Class	Number of Shares Outstanding

Common Stock, $0.01 par value	20,782,926
per share

TABLE OF CONTENTS

Item		Page
	PART I

	FINANCIAL INFORMATION

	Forward-Looking Statement Disclaimer	3

1.	Financial Statements	3

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

3.	Quantitative and Qualitative Disclosures About Market Risk	19

4.	Controls and Procedures	19

	PART II

	OTHER INFORMATION

4.	Submission of Matters to a Vote of Security Holders	21

6.	Exhibits	22

	Signatures	23

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “predict”, “project”, and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:
•	General economic conditions, including our local and national real estate markets;

•	Legislative and regulatory actions and reforms;

•	Competition from other financial institutions and financial holding companies;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	Changes in the demand for loans;

•	Fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	Inflation, interest rate, market and monetary fluctuations;

•	Changes in consumer spending, borrowing and savings habits;

•	Legislative and other changes/issues in student loan originations and sales;

•	Our ability to attract deposits;

•	Consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	Expansion of operations, including branch openings, new product offerings and expansion into new markets; and

•	Acquisitions and integration of acquired businesses.
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
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. at March 31, 2008 and 2007 and December 31, 2007, and the consolidated statements of earnings and comprehensive earnings for the three months ended March 31, 2008 and 2007, and changes in shareholders’ equity and cash flows for the three months ended March 31, 2008 and 2007, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,
	2008	2007	2007
	(Unaudited)
ASSETS
Cash and due from banks	$135,224,708	$103,831,916	$163,559,942
Federal funds sold	114,950,000	109,110,000	99,450,000
Interest-bearing deposits in banks	2,893,153	6,174,192	1,878,434

Total cash and cash equivalents	253,067,861	219,116,108	264,888,376

Investment securities:
Securities held-to-maturity (market value of $25,841,068, $26,765,330 and $27,253,367 at March 31, 2008 and 2007, and December 31, 2007, respectively)	24,866,058	25,950,948	26,419,040
Securities available-for-sale, at fair value	1,094,923,390	1,064,261,987	1,094,492,701

Total investment securities	1,119,789,448	1,090,212,935	1,120,911,741

Loans:
Held for Investment	1,479,428,759	1,349,048,772	1,492,223,308
Held for Sale	56,461,373	57,817,968	35,796,281

	1,535,890,132	1,406,866,740	1,528,019,589
Less: Allowance for loan losses	(18,377,340)	(16,457,977)	(17,461,514)

Net loans	1,517,512,792	1,390,408,763	1,510,558,075

Bank premises and equipment, net	63,187,003	59,855,025	61,670,159
Intangible assets	64,896,603	66,318,850	65,207,169
Other assets	43,482,156	44,534,263	47,073,892

TOTAL ASSETS	$3,061,935,863	$2,870,445,944	$3,070,309,412

LIABILITIES
Noninterest-bearing deposits	$717,546,846	$657,785,690	$739,180,980
Interest-bearing deposits	1,787,134,958	1,768,057,443	1,806,902,038

Total deposits	2,504,681,804	2,425,843,133	2,546,083,018

Dividends payable	6,650,490	5,419,649	6,645,590
Short-term borrowings	163,122,852	111,614,119	166,266,426
Other liabilities	35,721,888	19,360,008	15,818,916

Total liabilities	2,710,177,034	2,562,236,909	2,734,813,950

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value:
authorized 40,000,000 shares; 20,782,926, 20,754,796 and 20,766,848 shares issued at March 31, 2008 and 2007, and December 31, 2007, respectively	207,829	207,548	207,669
Capital surplus	267,471,707	266,643,574	267,136,338
Retained earnings	70,845,063	46,240,191	64,333,921
Treasury stock (shares at cost: 157,891, 154,190 and 155,415 at March 31, 2008 and 2007, and December 31, 2007, respectively)	(3,255,670)	(2,990,335)	(3,170,304)
Deferred compensation	3,255,670	2,990,335	3,170,304
Accumulated other comprehensive income (loss)	13,234,230	(4,882,278)	3,817,534

Total shareholders’ equity	351,758,829	308,209,035	335,495,462

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,061,935,863	$2,870,445,944	$3,070,309,412

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$28,377,088	$27,651,630
Interest on investment securities:
Taxable	9,118,385	9,761,440
Exempt from federal income tax	3,381,021	2,896,515
Interest on federal funds sold and interest-bearing deposits in banks	869,761	762,566

Total interest income	41,746,255	41,072,151

INTEREST EXPENSE
Interest on deposits	11,088,038	12,908,392
Other	828,632	1,590,898

Total interest expense	11,916,670	14,499,290

NET INTEREST INCOME	29,829,585	26,572,861
Provision for loan losses	1,068,251	242,076

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,761,334	26,330,785

NONINTEREST INCOME
Trust fees	2,369,051	2,099,899
Service charges on deposit accounts	5,524,987	5,139,416
ATM and credit card fees	2,031,201	1,718,401
Real estate mortgage operations	604,624	738,352
Net gain on sale of securities	392,643	84,782
Net gain on sale of student loans	283,080	162,905
Net gain on sale of other real estate	104,248	12,385
Other	1,002,304	964,339

Total noninterest income	12,312,138	10,920,479

NONINTEREST EXPENSE
Salaries and employee benefits	12,547,916	11,439,079
Net occupancy expense	1,591,185	1,408,906
Equipment expense	1,846,779	1,744,726
Printing, stationery and supplies	510,119	472,257
Correspondent bank service charges	265,457	325,557
Amortization of intangible assets	310,566	383,250
Other expenses	5,589,587	5,093,047

Total noninterest expense	22,661,609	20,866,822

EARNINGS BEFORE INCOME TAXES	18,411,863	16,384,442
Income tax expense	5,250,231	4,922,032

NET EARNINGS	$13,161,632	$11,462,410

EARNINGS PER SHARE, BASIC	$0.63	$0.55

EARNINGS PER SHARE, ASSUMING DILUTION	$0.63	$0.55

DIVIDENDS PER SHARE	$0.32	$0.30

See notes to consolidated financial statements.

\

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
NET EARNINGS	$13,161,632	$11,462,410

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	14,879,868	2,699,560

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(392,643)	(84,782)

Total other items of comprehensive earnings	14,487,225	2,614,778

Income tax expense related to other items of comprehensive earnings	(5,070,529)	(915,172)

COMPREHENSIVE EARNINGS	$22,578,328	$13,162,016

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings (Losses)	Equity
Balances at December 31, 2006	20,739,127	$207,392	$266,271,930	$41,003,600	(153,187)	$(2,911,506)	$2,911,506	$(6,581,884)	$300,901,038

Net earnings (unaudited)	—	—	—	11,462,410	—	—	—	—	11,462,410

Stock issuances (unaudited)	15,669	156	300,796	—	—	—	—	—	300,952

Cash dividends declared, $0.30 per share (unaudited)	—	—	—	(6,225,819)	—	—	—	—	(6,225,819)

Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	1,699,606	1,699,606

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	15,000	—	—	—	—	—	15,000

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,003)	(78,829)	78,829	—	—

Stock option expense (unaudited)	—	—	55,848	—	—	—	—	—	55,848

Balances at March 31, 2007 (unaudited)	20,754,796	$207,548	$266,643,574	$46,240,191	(154,190)	$(2,990,335)	$2,990,335	$(4,882,278)	$308,209,035

Balances at December 31, 2007	20,766,848	$207,669	$267,136,338	$64,333,921	(155,415)	$(3,170,304)	$3,170,304	$3,817,534	$335,495,462

Net earnings (unaudited)	—	—	—	13,161,632	—	—	—	—	13,161,632

Stock issuances (unaudited)	16,078	160	263,918	—	—	—	—	—	264,078

Cash dividends declared, $0.32 per share (unaudited)	—	—	—	(6,650,490)	—	—	—	—	(6,650,490)

Change in unrealized gain (loss) in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	9,416,696	9,416,696

Additional tax benefit related to director’s deferred compensation plan (unaudited)	—	—	15,000	—	—	—	—	—	15,000

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,476)	(85,366)	85,366	—	—

Stock option expense (unaudited)	—	—	56,451	—	—	—	—	—	56,451

Balances at March 31, 2008 (unaudited)	20,782,926	$207,829	$267,471,707	$70,845,063	(157,891)	$(3,255,670)	$3,255,670	$13,234,230	$351,758,829

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$13,161,632	$11,462,410
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,962,419	1,921,963
Provision for loan losses	1,068,251	242,076
Securities premium amortization (discount accretion), net	1,856	(124,813)
Gain on sale of assets, net	(940,178)	(260,068)
Deferred federal income tax expense (benefit)	18,389	116,696
Loans originated for resale	(54,790,252)	(52,097,514)
Proceeds from sales of loans held for resale	34,125,161	31,679,401
Decrease in other assets	3,904,375	6,218,055
Increase in other liabilities	5,983,029	2,849,622

Total adjustments	(8,666,950)	(9,454,582)

Net cash provided by operating activities	4,494,682	2,007,828

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Sales	53,985,972	8,984,812
Maturities	93,270,749	93,931,052
Purchases	(123,903,009)	(69,741,892)
Activity in held-to-maturity securities — Maturities	1,549,069	1,034,125
Net decrease (increase) in loans	12,439,141	(12,571,022)
Purchases of bank premises and equipment and computer software	(3,392,762)	(1,801,522)
Proceeds from sale of other assets	661,943	26,282

Net cash provided by investing activities	34,611,103	19,861,835

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in noninterest-bearing deposits	(21,634,134)	(27,550,053)
Net increase (decrease) in interest-bearing deposits	(19,767,080)	69,369,139
Net decrease in short-term borrowings	(3,143,574)	(31,630,228)
Proceeds from stock issuances	264,078	300,952
Dividends paid	(6,645,590)	(6,220,018)

Net cash provided by (used in) financing activities	(50,926,300)	4,269,792

Net increase (decrease) in cash and cash equivalents	(11,820,515)	26,139,455

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	264,888,376	192,976,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$253,067,861	$219,116,108

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$11,139,855	$14,303,685
Federal income tax paid	—	300,000
Assets acquired through foreclosure	486,061	36,350
Investment securities purchased but not settled	13,063,895	1,249,348
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008, due to seasonality, changes in economic conditions and credit quality, interest rate fluctuations and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations. Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.
Note 2 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months ended March 31, 2008 and 2007, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2008 and 2007, were 20,773,940 and 20,747,188 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2008 and 2007, were 20,801,221 and 20,796,236, respectively.
Note 3- Stock Based Compensation
The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. The Company recorded stock option expense of $56 thousand for each of the three month periods ended March 31, 2008 and 2007.
The additional disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” have been omitted due to immateriality.
Note 4 — Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we did not expect contributions or pension expense to be significant in future years. However as a result of the Pension Protection Act of 2006, the Company will be required to contribute amounts over seven years to fund any shortfalls. The Company evaluated the provisions of the Act as well as the Internal Revenue Service’s funding standards to develop a preliminary plan for funding in future years. The Company made a contribution totaling $1.5 million in 2007, expects to make a similar payment in 2008 and continues to evaluate future funding amounts. Net periodic benefit costs totaling $79 thousand and $92 thousand were recorded, respectively, for the three months ended March 31, 2008 and 2007.

Note 5 — Related Party Transactions
During the three months ended March 31, 2008 and 2007, the Company sold student loans totaling approximately $9.4 million and $5.6 million, respectively, recognizing net gains of $283 thousand and $163 thousand, respectively, to a financial institution of which an executive officer of one of our wholly owned subsidiary banks is a board member. In the opinion of management, these loan sales are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.
Note 6 — Recently Issued Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 became effective beginning January 1, 2008 and did not have a material effect on the Company’s financial position, results of operations or cash flows. In February 2008, Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued that delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. See disclosures about fair value measurements in note 7 below.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings whey they occur. SFAS No. 159 became effective beginning January 1, 2008. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have a impact on the Company’s financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB No. 141.” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transaction and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 became effective beginning January 1, 2008 and did not have a material effect on the Company’s financial position, results of operations or cash flows.
In March 2008, the FASB issues SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.
Note 7 — Fair Value Disclosures
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 Inputs — Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.
A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Investment Securities Available for Sale — Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.
Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.
Loans Held for Sale — These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.
Real Estate Owned — These assets are reported at the lower of the loan carrying amount at foreclosure or fair value. Fair value is based on third party or internally developed appraisals considering the assumptions in the valuation and are considered Level 2 or Level 3 inputs.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Investment securities available for sale	$71,765	$1,023,158	$—	$1,094,923
Impaired loans	—	—	3,099	3,099
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill other intangible assets and other non-financial long-lived assets. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

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
The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2007 Annual Report on Form 10-K.
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
The allowance for loan losses is an amount we believe will be adequate to absorb inherent estimated losses on existing loans in which full collectibility is unlikely based upon our review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charged-offs loans (net of recoveries).
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
Operating Results
Three-months ended March 31, 2008 and 2007
Net income for the first quarter of 2008 totaled $13.2 million, an increase of $1.7 million, or 14.8%, from the same period last year. This increase was principally attributable to an increase in net interest income of $3.3 million and an increase in noninterest income of $1.4 million. Offsetting these items were an increase in the provision for loan losses of $826 thousand and an increase in noninterest expense of $1.8 million.
Basic earnings per share were $0.63 for the first quarter of 2008, as compared to $0.55 for the first quarter of 2007. The return on average assets and return on average equity for the first quarter of 2008 were 1.75% and 15.42%, respectively. For the same period in 2007, the return on average assets and return on average equity amounted to 1.64% and 15.42%, respectively.

Tax equivalent net interest income for the first quarter of 2008 amounted to $31.4 million as compared to $27.8 million for the same period last year. Our yield on interest earning assets decreased approximately 34 basis points while our rates paid on interest bearing liabilities decreased 68 basis points. The increase in volume of average interest earning assets of $178.2 million offset the decrease in rates to improve interest income. Average interest bearing liabilities increased $79.1 million. The impact of the increase in the volume of interest bearing liabilities was, however, offset by a decrease in rates paid. Average earning assets were $2.755 billion for the first quarter of 2008, which was 6.9% greater than for the first quarter of 2007. Average interest bearing liabilities were $1.960 billion for the first quarter of 2008, which was 4.2% greater than for the first quarter of 2007. The Company’s interest spread increased to 3.88% for 2008 from 3.53% for 2007. The Company’s net interest margin was 4.58% for the first quarter of 2008, an increase of 20 basis points compared to 4.38% for the same period of 2007, and up 8 basis points from the 4.50% level for the fourth quarter of 2007. Our net interest margin remained relatively consistent from prior periods despite the volatile interest rate environment which saw the Federal funds rate drop 300 basis points since September 2007. We have experienced loan growth in the past two years which provides higher yields and have lowered deposit rates where appropriate. Continued decreases in interest rates will put pressure on our net interest margin as we work to reduce interest rates on deposits to compensate for lower rates on loans and investments.
The provision for loan losses for the first quarter of 2008 was $1.1 million compared to $242 thousand for the same period in 2007. The provision for loan losses recorded in the first quarter of 2008 resulted from concerns about a slowing national economy, growth in loans and a slight increase in nonperforming loans. Gross charge offs for the quarter ended March 31, 2008 totaled $288 thousand compared to $147 thousand for the same period of 2007. Recoveries of previously charged-off loans totaled $135 thousand in the quarter ended March 31, 2008, as compared to $162 thousand in the same period of 2007. On an annualized basis, net chargeoffs as a percentage of average loans were 0.04% for the first quarter of 2008, as compared to 0.004% for the same period in 2007. The Company’s allowance for loan losses totaled $18.4 million at March 31, 2008, up $1.9 million from the balance of $16.5 million at March 31, 2007 and up $0.9 million from the balance of $17.5 million at December 31, 2007. The Company’s allowance as a percentage of nonperforming loans amounted to 465.0% at March 31, 2008 compared to 226.5% at March 31, 2007. As of March 31, 2008, management believes the allowance for loan losses was adequate to provide for loans existing in its portfolio that are deemed uncollectible.
Total noninterest income for the first quarter of 2008 was $12.3 million, as compared to $10.9 million for the same period last year. Trust fees totaled $2.4 million for 2008, up $269 thousand over the same period in 2007 due to increased volume of trust assets managed. The market value of trust assets managed totaled $1.8 billion at March 31, 2008 compared to $1.7 billion at March 31, 2007. Service charges on deposit accounts totaled $5.5 million for the first quarter of 2008, compared to $5.1 million for the same period of 2007, an increase of $386 thousand reflecting the higher volume of noninterest bearing deposit accounts. The gain on sale of student loans totaled $283 thousand for the quarter ended March 31, 2008, compared to $163 thousand for the same quarter in 2007. Fees from the Company’s real estate mortgage operations of $605 thousand represented a decrease of $133 thousand from the $738 thousand recognized in the first quarter of 2007. ATM and credit card fees increased 18.2% to $2.0 million versus $1.7 million a year ago, indicative of continued increases in the use of debit cards and growth in net new deposit accounts and merchant credit card customers.
Noninterest expense for the first quarter of 2008 amounted to $22.7 million, as compared to $20.8 million for the same period in 2007. Salaries and employee benefits expense, the Company’s largest noninterest expense item, increased 9.7% to $12.6 million in 2008, up $1.1 million over the same period in 2007. The increase in salaries and benefits expense reflected increases in annual salaries, healthcare costs and employee profit sharing. Net occupancy expense was $1.6 million for the first quarter of 2008, an increase of $182 thousand over the same period last year. Contributing to the increase in net occupancy expense were increases in utilities expense and property taxes. Equipment expense was $1.8 million for the quarter ended March 31, 2008, an increase of $102 thousand over the first quarter of 2007. The increase in equipment expense reflects continuing investments in technology.

The Company’s other categories of noninterest expense increased $402 thousand in the first quarter of 2008, compared to the first quarter of 2007. Contributing to this increase were a volume related increase of $71 thousand related to ATM and credit card expenses (related income increased $313 thousand), an increase of $70 thousand in legal, tax and professional fees, an increase in advertising and public relations of $83 thousand, and increases in certain other components of noninterest expense, none of which were individually significant. Offsetting these increases were a decrease in the amortization of intangible assets of $73 thousand, a decrease in correspondent bank service charges of $60 thousand and small declines in various other categories of expense.
Income tax expense was $5.3 million for the first quarter of 2008, as compared to $4.9 million for the same period in 2007. Our effective tax rates on pretax income were 28.52%, and 30.04% for the first quarters of 2008 and 2007, respectively. The effective tax rates differ from the federal statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and the Texas franchise/margin tax.
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 51.86% for the first quarter of 2008 and 53.89% for the first quarter of 2007.
Balance Sheet Review
Total assets at March 31, 2008 amounted to $3.06 billion as compared to $3.07 billion at December 31, 2007, and $2.87 billion at March 31, 2007. Deposits totaled $2.50 billion at March 31, 2008, down $41.4 million from December 31, 2007 amounts. Deposits at March 31, 2007 were $2.43 billion.
Loans totaled $1.54 billion, $1.53 billion and $1.41 billion at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Loans held for investment at March 31, 2008, were $1.48 billion, an increase of $130.4 million from the March 31, 2007 balance. As compared to March 31, 2007, loans held for investment at March 31, 2008, reflect (i) a $46.8 million increase in commercial, financial and agricultural loans; (ii) a $66.7 million increase in real estate loans; and (iii) a $16.9 million increase in consumer loans. Loans held for sale at March 31, 2008, were $56.5 million, a decrease of $1.4 million from the March 31, 2007 balance. At March 31, 2008, loans held for sale were comprised of $51.7 million in student loans and $4.8 million in residential mortgage loans.
Investment securities at March 31, 2008, totaled $1.13 billion as compared to $1.13 billion at year-end 2007 and $1.10 billion at March 31, 2007. The net unrealized gain in the investment portfolio at March 31, 2008, was $25.8 million. At March 31, 2008, gross unrealized gains totaled $27.0 million and gross unrealized losses totaled $1.2 million. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value and, (2) it is probable that we will be able to collect the amounts contractually due. The unrealized losses noted are interest rate related due to the level of short-term and intermediate interest rates at March 31, 2008. We have reviewed the financial condition and near term prospect of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
The portfolio had an overall tax equivalent yield of 5.16% at March 31, 2008. At March 31, 2008, the investment portfolio had a weighted average life of 4.22 years and modified duration of 3.65 years. At March 31, 2008, the Company did not hold any structured notes.
Nonperforming assets at March 31, 2008, totaled $5.86 million as compared to $4.73 million at December 31, 2007. At 0.38% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.

Short-term borrowings were $163.1 million at March 31, 2008 as compared to $166.3 at December 31, 2007, and $111.6 million at March 31, 2007. At March 31, 2008, short-term borrowings included securities sold under repurchase agreements of $159.0 million. These borrowings are generally with significant customers of the Company that require short-term liquidity for their funds.
Liquidity and Capital
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with, and sell federal funds to, our subsidiary banks. Other sources of funds include our ability to sell securities under agreements to repurchase, and an unfunded $50 million line of credit which matures December 31, 2008, established with a nonaffiliated bank. One of our subsidiary banks also has federal funds purchased lines of credit with two non-affiliated banks totaling $50 million.
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
The Company’s consolidated statements of cash flows are presented on page 8 of this report. Total shareholders’ equity amounted to $351.8 million at March 31, 2008, which was up from $335.5 million at year-end 2007 and $308.2 million at March 31, 2007. The Company’s total risk-based capital and leverage ratios at March 31, 2008 were 16.09% and 9.34%, respectively. The first quarter 2008 cash dividend of $0.32 per share totaled $6.7 million and represented 50.5% of first quarter earnings.
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
Each of our subsidiary banks has an asset/liability committee that monitors interest rate risk and compliance with investment policies; there is also a holding company-wide committee that monitors the combined interest rate risk and compliance with investment policies across all of our subsidiary banks.

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
As of March 31, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.6% and 5.2%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 3.5% and 9.7%, respectively, relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each quarter-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset/liability committees oversee and monitor this risk.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosure regarding this market risk.
Item 4. Controls and Procedures
As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, our disclosure controls and procedures under Rule 13a-15 and Rule 15d — 15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of March 31, 2008.
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II
OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
On April 22, 2008, the annual meeting of shareholders was held in Abilene, Texas. The following directors were elected at this meeting and the respective number of votes cast for and withheld is as follows:

	Votes	Votes
Director	For	Withheld
Tucker Bridwell	16,948,232	46,316
Joseph E. Canon	16,889,745	104,803
Mac A. Coalson	16,887,930	46,149
David Copeland	16,948,399	46,149
F. Scott Dueser	16,889,741	104,807
Murray Edwards	16,888,707	105,841
Derrell E. Johnson	16,947,319	47,229
Kade L. Matthews	16,948,505	46,043
Kenneth T. Murphy	16,888,184	106,364
Dian Graves Stai	16,884,098	110,450
F. L. Stephens	16,947,346	47,202
Johnny E. Trotter	16,948,412	46,136
There were no votes against, abstentions or broker non-votes.
In addition, the shareholders voted to ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2008 by a vote of 16,757,720 for, 169,866 against and 66,962 abstained.

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

FIRST FINANCIAL BANKSHARES, INC.
Date: April 29, 2008	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: April 29, 2008	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer