Form 10-Q
period 2008-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2008-07-25
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 25, 2008:

Class	Number of Shares Outstanding
Common Stock, $0.01 par value per share	20,792,808

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “predict”, “project”, and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:
•	General economic conditions, including our local and national real estate markets;

•	Legislative and regulatory actions and reforms;

•	Competition from other financial institutions and financial holding companies;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	Changes in the demand for loans;

•	Fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	Inflation, interest rate, market and monetary fluctuations;

•	Changes in consumer spending, borrowing and savings habits;

•	Legislative changes and other developments in student loan originations and sales;

•	Our ability to attract deposits;

•	Consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	Expansion of operations, including branch openings, new product offerings and expansion into new markets; and

•	Acquisitions and integration of acquired businesses.
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
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. at June 30, 2008 and 2007 and December 31, 2007, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2008 and 2007, and changes in shareholders’ equity and cash flows for the six months ended June 30, 2008 and 2007, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,
	2008	2007	2007
	(Unaudited)
ASSETS
Cash and due from banks	$151,741,843	$112,784,167	$163,559,942
Federal funds sold	107,920,000	54,760,000	99,450,000
Interest-bearing deposits in banks	4,478,115	1,009,932	1,878,434

Total cash and cash equivalents	264,139,958	168,554,099	264,888,376

Investment securities:
Securities held-to-maturity (market value of $24,946,002, $26,521,998 and $27,253,367 at June 30, 2008 and 2007 and December 31, 2007, respectively)	24,226,291	26,014,072	26,419,040
Securities available-for-sale, at fair value	1,098,881,011	1,101,330,079	1,094,492,701
Trading securities, at fair value	30,794,378	—	—

Total investment securities	1,153,901,680	1,127,344,151	1,120,911,741

Loans
Held for investment	1,505,004,840	1,380,762,364	1,492,223,308
Held for sale	7,537,241	11,221,189	35,796,281

	1,512,542,081	1,391,983,553	1,528,019,589
Less: Allowance for loan losses	(18,676,915)	(16,425,474)	(17,461,514)

Net loans	1,493,865,166	1,375,558,079	1,510,558,075

Bank premises and equipment, net	63,513,569	61,203,665	61,670,159
Intangible assets	64,592,409	65,941,972	65,207,169
Other assets	44,652,379	51,850,259	47,073,892

TOTAL ASSETS	$3,084,665,161	$2,850,452,225	$3,070,309,412

LIABILITIES
Noninterest-bearing deposits	$807,681,419	$664,952,156	$739,180,980
Interest-bearing deposits	1,760,940,039	1,711,799,191	1,806,902,038

Total deposits	2,568,621,458	2,376,751,347	2,546,083,018

Dividends payable	7,069,362	5,769,262	6,645,590
Short-term borrowings	149,894,715	147,109,790	166,266,426
Other liabilities	15,169,002	14,305,640	15,818,916

Total liabilities	2,740,754,537	2,543,936,039	2,734,813,950

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value, authorized 40,000,000 shares; 20,792,309, 20,760,116, and 20,766,848 shares issued at June 30, 2008 and 2007, and December 31, 2007, respectively	207,923	207,601	207,669
Capital surplus	267,761,861	266,821,404	267,136,338
Retained earnings	77,377,884	52,867,251	64,333,921
Treasury stock (shares at cost: 158,949, 155,242 and 155,415 at June 30, 2008 and 2007, and December 31, 2007, respectively)	(3,344,178)	(3,059,738)	(3,170,304)
Deferred compensation	3,344,178	3,059,738	3,170,304
Accumulated other comprehensive income (loss)	(1,437,044)	(13,380,070)	3,817,534

Total shareholders’ equity	343,910,624	306,516,186	335,495,462

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,084,665,161	$2,850,452,225	$3,070,309,412

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$25,664,182	$28,276,354	$54,041,270	$55,927,984
Interest on investment securities:
Taxable	9,270,122	9,650,781	18,388,507	19,412,220
Exempt from federal income tax	3,405,905	3,078,412	6,786,927	5,974,927
Trading securities	104,759	—	104,759	—
Interest on federal funds sold and interest-bearing deposits in banks	506,064	1,253,703	1,375,824	2,016,268

Total interest income	38,951,032	42,259,250	80,697,287	83,331,399

INTEREST EXPENSE
Interest on deposits	8,490,926	13,388,996	19,578,964	26,297,388
Other	439,835	1,624,033	1,268,467	3,214,930

Total interest expense	8,930,761	15,013,029	20,847,431	29,512,318

NET INTEREST INCOME	30,020,271	27,246,221	59,849,856	53,819,081
Provision for loan losses	1,441,000	237,596	2,509,251	479,672

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,579,271	27,008,625	57,340,605	53,339,409

NONINTEREST INCOME
Trust fees	2,359,307	2,272,435	4,728,358	4,372,335
Service charges on deposit accounts	5,671,396	5,552,822	11,196,383	10,692,239
ATM and credit card fees	2,263,860	1,859,409	4,295,060	3,577,809
Real estate mortgage operations	764,610	863,619	1,369,233	1,601,971
Net gain on sale of securities	166,414	—	559,057	84,782
Net gain on sale of student loans	1,431,515	1,615,891	1,714,595	1,780,133
Net gain (loss) on sale of other real estate	(15,022)	—	89,226	—
Other	813,317	807,387	1,815,624	1,782,774

Total noninterest income	13,455,397	12,971,563	25,767,536	23,892,043

NONINTEREST EXPENSE
Salaries and employee benefits	12,545,177	11,448,305	25,093,093	22,887,384
Net occupancy expense	1,651,539	1,445,283	3,242,724	2,854,189
Equipment expense	1,865,328	1,812,425	3,712,107	3,557,152
Printing, stationery and supplies	440,667	519,573	950,785	991,830
Correspondent bank service charges	299,636	293,254	565,093	618,812
Amortization of intangible assets	304,194	376,878	614,760	760,128
Other expenses	5,902,337	5,351,395	11,491,924	10,444,444

Total noninterest expense	23,008,878	21,247,113	45,670,486	42,113,939

EARNINGS BEFORE INCOME TAXES	19,025,790	18,733,075	37,437,655	35,117,513
Income tax expense	5,423,608	5,462,779	10,673,840	10,384,806

NET EARNINGS	$13,602,182	$13,270,296	$26,763,815	$24,732,707

EARNINGS PER SHARE, BASIC	$0.65	$0.64	$1.29	$1.19

EARNINGS PER SHARE, ASSUMING DILUTION	$0.65	$0.64	$1.29	$1.18

DIVIDENDS PER SHARE	$0.34	$0.32	$0.66	$0.62

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET EARNINGS	$13,602,182	$13,270,296	$26,763,815	$24,732,707

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(22,404,774)	(13,073,526)	(7,524,909)	(10,373,966)

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(166,414)	—	(559,057)	(84,782)

Total other items of comprehensive earnings	(22,571,188)	(13,073,526)	(8,083,966)	(10,458,748)

Income tax benefit related to other items of comprehensive earnings	7,899,916	4,575,734	2,829,388	3,660,562

COMPREHENSIVE EARNINGS (LOSS)	$(1,069,090)	$4,772,504	$21,509,237	$17,934,521

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings (Losses)	Equity
Balances at December 31, 2006	20,739,127	$207,392	$266,271,930	$41,003,600	(153,187)	$(2,911,506)	$2,911,506	$(6,581,884)	$300,901,038

Net earnings (unaudited)	—	—	—	24,732,707	—	—	—	—	24,732,707

Stock issuances (unaudited)	20,989	209	412,255	—	—	—	—	—	412,464

Cash dividends declared, $0.62 per share (unaudited)	—	—	—	(12,869,056)	—	—	—	—	(12,869,056)

Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(6,798,186)	(6,798,186)

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	30,000	—	—	—	—	—	30,000

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,055)	(148,232)	148,232	—	—

Stock option expense (unaudited)	—	—	107,219	—	—	—	—	—	107,219

Balances at June 30, 2007 (unaudited)	20,760,116	$207,601	$266,821,404	$52,867,251	(155,242)	$(3,059,738)	$3,059,738	$(13,380,070)	$306,516,186

Balances at December 31, 2007	20,766,848	$207,669	$267,136,338	$64,333,921	(155,415)	$(3,170,304)	$3,170,304	$3,817,534	$335,495,462

Net earnings (unaudited)	—	—	—	26,763,815	—	—	—	—	26,763,815

Stock issuances (unaudited)	25,461	254	482,642	—	—	—	—	—	482,896

Cash dividends declared, $0.66 per share (unaudited)	—	—	—	(13,719,852)	—	—	—	—	(13,719,852)

Change in unrealized gain (loss) in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(5,254,578)	(5,254,578)

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	30,000	—	—	—	—	—	30,000

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(3,534)	(173,874)	173,874	—	—

Stock option expense (unaudited)	—	—	112,881	—	—	—	—	—	112,881

Balances at June 30, 2008 (unaudited)	20,792,309	$207,923	$267,761,861	$77,377,884	(158,949)	$(3,344,178)	$3,344,178	$(1,437,044)	$343,910,624

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$26,763,815	$24,732,707
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,955,115	3,847,726
Provision for loan losses	2,509,251	479,672
Securities premium amortization (discount accretion), net	185,875	(285,916)
Gain on sale of assets, net	(2,519,152)	(1,906,369)
Deferred federal income tax expense (benefit)	(667,449)	14,590
Trading securites activity, net	(30,794,378)	—
Loans originated for resale	(89,824,825)	(88,351,551)
Proceeds from sales of loans held for resale	119,579,056	115,402,374
Decrease in other assets	3,047,163	5,124,449
Increase (decrease) in other liabilities	2,972,575	(2,138,375)

Total adjustments	8,443,231	32,186,600

Net cash provided by operating activities	35,207,046	56,919,307

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Sales	69,625,614	8,984,812
Maturities	145,885,473	174,344,790
Purchases	(227,645,540)	(200,208,896)
Activity in held-to-maturity securities — maturities	2,193,300	971,306
Net increase in loans	(14,646,267)	(45,685,508)
Purchases of bank premises and equipment and computer software	(5,756,257)	(4,583,540)
Proceeds from sale of other assets	1,034,669	343,610

Net cash used in investing activities	(29,309,008)	(65,833,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	68,500,439	(20,383,587)
Net increase (decrease) in interest-bearing deposits	(45,961,999)	13,110,887
Net increase (decrease) in short-term borrowings	(16,371,711)	3,865,443
Proceeds from stock issuances	482,896	412,464
Dividends paid	(13,296,081)	(12,513,642)

Net cash provided by financing activities	(6,646,456)	(15,508,435)

Net decrease in cash and cash equivalents	(748,418)	(24,422,554)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	264,888,376	192,976,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$264,139,958	$168,554,099

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$19,408,096	$29,252,062
Federal income tax paid	11,535,911	10,802,747
Assets acquired through foreclosure	790,287	1,910,878
Investment securities purchased but not settled	4,186,873	—
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008, due to seasonality, changes in economic conditions and credit quality, interest rate fluctuations and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations. Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.
Note 2 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three and six months ended June 30, 2008 and 2007, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2008 and 2007, were 20,786,902 and 20,756,846 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the six months ended June 30, 2008 and 2007, were 20,780,421 and 20,752,044, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2008 and 2007, were 20,833,048 and 20,888,879, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2008 and 2007, were 20,816,219 and 20,872,613, respectively.
Note 3 — Stock Based Compensation
The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. The Company recorded stock option expense totaling $56,000 and $51,000, respectively, for the three month periods ended June 30, 2008 and 2007. The Company recorded stock option expense totaling $113,000 and $107,000, respectively, for the six month periods ended June 30, 2008 and 2007.
The additional disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” have been omitted due to immateriality.
Note 4 — Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we did not expect contributions or pension expense to be significant in future years. However as a result of the Pension Protection Act of 2006, the Company will be required to contribute amounts over seven years to fund any shortfalls. The Company evaluated the provisions of the Act as well as the Internal Revenue Service’s funding standards to develop a preliminary plan for funding in future years. The Company made a contribution totaling $800,000 in the six month period ended June 30, 2008 and $1.5 million in the year ended December 31, 2007, and continues to evaluate future funding amounts. Net periodic benefit costs totaling $79,000 and $77,000 were recorded, respectively, for the three months ended June 30, 2008 and 2007. Net periodic benefit costs totaling $157,000 and $168,000 were recorded, respectively, in the six months ended June 30, 2008 and 2007.
Note 5 — Related Party Transactions
During the three months ended June 30, 2008 and 2007, the Company sold student loans totaling approximately $54.1 million and $53.7 million, respectively, recognizing net gains of $1.4 million and $1.6 million, respectively, to a higher education authority of which an executive officer of one of our wholly owned subsidiary banks is a board member. In the opinion of management, these loan sales are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB No. 141.” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.
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
Investment Securities Available for Sale and Trading — Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.
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
Real Estate Owned — These assets are reported at estimated fair value, less estimated selling costs. Fair value is based on third party or internally developed appraisals considering the assumptions in the valuation and are considered Level 2 or Level 3 inputs.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Investment securities available for sale	$30,129	$1,068,752	$—	$1,098,881
Trading investment securities	30,794	—	—	30,794
Impaired loans	—	—	6,158	6,158
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill and other intangible assets and other non-financial long-lived assets. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

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
The allowance for loan losses is an amount we believe will be adequate to absorb inherent estimated losses on existing loans in which full collectibility is unlikely based upon our review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charged-off loans (net of recoveries).
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
Operating Results
Three-months ended June 30, 2008 and 2007
Net income for the second quarter of 2008 totaled $13.6 million, an increase of $332 thousand, or 2.5%, from the same period last year. This increase was principally attributable to an increase in net interest income of $2.8 million and an increase in noninterest income of $484 thousand. Offsetting these items were an increase in the provision for loan losses of $1.2 million and an increase in noninterest expense of $1.8 million.
Basic earnings per share were $0.65 for the second quarter of 2008, as compared to $0.64 for the second quarter of 2007. The return on average assets and return on average equity for the second quarter of 2008 were 1.81% and 15.55%, respectively. For the same period in 2007, the return on average assets and return on average equity amounted to 1.86% and 17.25%, respectively.

Tax equivalent net interest income for the second quarter of 2008 amounted to $31.7 million as compared to $28.5 million for the same period last year. Our yield on interest earning assets decreased approximately 77 basis points while our rates paid on interest bearing liabilities decreased 130 basis points. The increase in volume of average interest earning assets of $151.1 million partially offset the decrease in rates but resulted in a decrease of $2.9 million in interest income. Average interest bearing liabilities increased $20.5 million. The impact of the increase in the volume of interest bearing liabilities was offset by a decrease in rates paid resulting in a decline in interest expense totaling $6.1 million. Average earning assets were $2.77 billion for the second quarter of 2008, which were 5.8% greater than for the second quarter of 2007. Average interest bearing liabilities were $1.91 billion for the second quarter of 2008, which were 1.1% greater than for the second quarter of 2007. The Company’s interest spread increased to 4.03% for 2008 from 3.50% for 2007. The Company’s net interest margin was 4.61% for the second quarter of 2008, an increase of 23 basis points compared to 4.38% for the same period of 2007, and up 3 basis points from the 4.58% level for the first quarter of 2008. Our net interest margin remained relatively consistent from prior periods despite the volatile interest rate environment which saw the Federal funds rate drop 325 basis points since September 2007. We have experienced loan growth in the past two years which provides higher yields and have been able to lower deposit rates. If the Federal Reserve has further interest rate reductions, it will put pressure on our net interest margin as we work to reduce interest rates on deposits to compensate for lower rates on loans and investments.
The provision for loan losses for the second quarter of 2008 was $1.4 million compared to $238 thousand for the same period in 2007. The provision for loan losses recorded in the second quarter of 2008 resulted from concerns about a slowing national economy, growth in loans and an increase in nonperforming loans. Gross charge-offs for the quarter ended June 30, 2008 totaled $1.4 million compared to $505 thousand for the same period of 2007. Recoveries of previously charged-off loans totaled $233 thousand in the quarter ended June 30, 2008, as compared to $234 thousand in the same period of 2007. On an annualized basis, net charge-offs as a percentage of average loans were 0.30% for the second quarter of 2008, as compared to 0.08% for the same period in 2007. The Company’s allowance for loan losses totaled $18.7 million at June 30, 2008, up $2.3 million from the balance of $16.4 million at June 30, 2007 and up $1.2 million from the balance of $17.5 million at December 31, 2007. The Company’s allowance as a percentage of nonperforming loans amounted to 208.4% at June 30, 2008 compared to 387.4% at June 30, 2007. As of June 30, 2008, management believes the allowance for loan losses was adequate to provide for loans existing in its portfolio that are deemed uncollectible.
Total noninterest income for the second quarter of 2008 was $13.5 million, as compared to $13.0 million for the same period last year. Trust fees totaled $2.4 million for 2008, up $87 thousand over the same period in 2007 due to increased volume of trust assets managed. The market value of trust assets managed totaled $1.92 billion at June 30, 2008, compared to $1.78 billion at June 30, 2007. Service charges on deposit accounts totaled $5.7 million for the second quarter of 2008, compared to $5.6 million for the same period of 2007, an increase of $119 thousand reflecting the higher volume of noninterest bearing deposit accounts. The gain on sale of student loans totaled $1.4 million for the quarter ended June 30, 2008, compared to $1.6 million for the same quarter in 2007. The Company sold student loans totaling $54.1 million during the second quarter of 2008 compared with sales of $53.7 million during the second quarter of 2007. Fees from the Company’s real estate mortgage operations of $765 thousand represented a decrease of $99 thousand from the $864 thousand recognized in the second quarter of 2007. ATM and credit card fees increased 21.8% to $2.3 million versus $1.9 million a year ago, indicative of continued increases in the use of debit cards and growth in net new deposit accounts and merchant credit card customers.
Noninterest expense for the second quarter of 2008 amounted to $23.0 million, as compared to $21.2 million for the same period in 2007. Salaries and employee benefits expense, the Company’s largest noninterest expense item, increased 9.6% to $12.5 million in 2008, up $1.1 million over the same period in 2007. The increase in salaries and benefits expense reflected increases in annual salaries, healthcare costs and employee profit sharing. Net occupancy expense was $1.7 million for the second quarter of 2008, an increase of $206 thousand over the same period last year. Contributing to the increase in net occupancy expense were three additional new branches and increases in utilities expense and property taxes. Equipment expense was $1.9 million for the quarter ended June 30, 2008, an increase of $53 thousand over the second quarter of 2007.

The Company’s other categories of noninterest expense increased $406 thousand in the second quarter of 2008, compared to the second quarter of 2007. Contributing to this increase were a volume related increase of $152 thousand in ATM and credit card expenses, an increase of $102 thousand in legal, tax and professional fees, an increase in advertising and public relations of $53 thousand, and increases in certain other components of noninterest expense, none of which were individually significant. Offsetting these increases were a decrease in the amortization of intangible assets of $73 thousand, a decrease in printing, stationery and supplies of $79 thousand and small declines in various other categories of expense.
Income tax expense was $5.4 million for the second quarter of 2008, as compared to $5.5 million for the same period in 2007. Our effective tax rates on pretax income were 28.5%, and 29.2% for the second quarters of 2008 and 2007, respectively. The effective tax rates differ from the federal statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and the Texas franchise/margin tax.
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 50.95% for the second quarter of 2008 and 51.19% for the second quarter of 2007.
Six-months ended June 30, 2008 and 2007
Net income for the first six months of 2008 totaled $26.8 million, an increase of $2.0 million, or 8.2%, from the same period last year. This increase was principally attributable to an increase in net interest income of $6.0 million and an increase in noninterest income of $1.9 million. Offsetting these items were an increase in the provision for loan losses of $2.0 million and an increase in noninterest expense of $3.6 million.
Basic earnings per share were $1.29 for the first half of 2008, as compared to $1.19 for the first six months of 2007. The return on average assets and return on average equity for the first six months of 2008 were 1.78% and 15.48%, respectively. For the same period in 2007, the return on average assets and return on average equity amounted to 1.75% and 16.35%, respectively.
Tax equivalent net interest income for the first six months of 2008 amounted to $63.1 million as compared to $56.3 million for the same period last year. Our yield on interest earning assets decreased approximately 55 basis points while our rates paid on interest bearing liabilities decreased 99 basis points. The increase in volume of average interest earning assets of $164.5 million partially offset the decrease in rates but resulted in a decrease of $1.9 million in interest income. Average interest bearing liabilities increased $49.7 million. The impact of the increase in the volume of interest bearing liabilities was, however, offset by a decrease in rates paid resulting in a decline in interest expense totaling $8.7 million. Average earning assets were $2.76 billion for the first six months of 2008, which were 6.3% greater than for the first six months of 2007. Average interest bearing liabilities were $1.94 billion for the first six months of 2008, which were 2.6% greater than for the first six months of 2007. The Company’s interest spread increased to 3.95% for 2008 from 3.52% for 2007. The Company’s net interest margin was 4.59% for the first six months of 2008, an increase of 21 basis points compared to 4.38% for the same period of 2007. Our net interest margin remained relatively consistent from prior periods despite the volatile interest rate environment which saw the Federal funds rate drop 325 basis points since September 2007. We have experienced loan growth in the past two years which provides higher yields and have been able to lower deposit rates. If the Federal Reserve has further interest rate reductions, it will put pressure on our net interest margin as we work to reduce interest rates on deposits to compensate for lower rates on loans and investments.

The provision for loan losses for the first six months of 2008 was $2.5 million compared to $480 thousand for the same period in 2007. The provision for loan losses recorded in the first six months of 2008 resulted from concerns about a slowing national economy, growth in loans and an increase in nonperforming loans. Gross charge-offs for the first six months ended June 30, 2008 totaled $1.7 million compared to $652 thousand for the same period of 2007. Recoveries of previously charged-off loans totaled $368 thousand in the first six months ended June 30, 2008, as compared to $397 thousand in the same period of 2007. On an annualized basis, net charge-offs as a percentage of average loans were 0.17% for the first six months of 2008, as compared to 0.04% for the same period in 2007. The Company’s allowance for loan losses totaled $18.7 million at June 30, 2008, up $2.3 million from the balance of $16.4 million at June 30, 2007 and up $1.2 million from the balance of $17.5 million at December 31, 2007. The Company’s allowance as a percentage of nonperforming loans amounted to 208.4% at June 30, 2008 compared to 387.4% at June 30, 2007. As of June 30, 2008, management believes the allowance for loan losses was adequate to provide for loans existing in its portfolio that are deemed uncollectible.
Total noninterest income for the first six months of 2008 was $25.8 million, as compared to $23.9 million for the same period last year. Trust fees totaled $4.7 million for 2008, up $356 thousand over the same period in 2007 due to increased volume of trust assets managed. The market value of trust assets managed totaled $1.92 billion at June 30, 2008 compared to $1.78 billion at June 30, 2007. Service charges on deposit accounts totaled $11.2 million for the first six months of 2008, compared to $10.7 million for the same period of 2007, an increase of $504 thousand reflecting the higher volume of noninterest bearing deposit accounts. The gain on sale of student loans totaled $1.7 million for the six months ended June 30, 2008, compared to $1.8 million for the same period in 2007. The Company sold student loans totaling $63.6 million during the first six months of 2008 compared to $59.3 million during the same period in 2007. Fees from the Company’s real estate mortgage operations of $1.4 million represented a decrease of $233 thousand from the $1.6 million recognized in the second quarter of 2007. ATM and credit card fees increased 20.0% to $4.3 million versus $3.6 million a year ago, indicative of continued increases in the use of debit cards and growth in net new deposit accounts and merchant credit card customers.
Noninterest expense for the first six months of 2008 amounted to $45.7 million, as compared to $42.1 million for the same period in 2007. Salaries and employee benefits expense, the Company’s largest noninterest expense item, increased 9.6% to $25.1 million in 2008, up $2.2 million over the same period in 2007. The increase in salaries and benefits expense reflected increases in annual salaries, healthcare costs and employee profit sharing. Net occupancy expense was $3.2 million for the first half of 2008, an increase of $388 thousand over the same period last year. Contributing to the increase in net occupancy expense were three additional new branches and increases in utilities expense and property taxes. Equipment expense was $3.7 million for the six months ended June 30, 2008, an increase of $155 thousand over the first half of 2007. The increase in equipment expense reflects continuing investments in technology.
The Company’s other categories of noninterest expense increased $807 thousand in the first six months of 2008, compared to the first six months of 2007. Contributing to this increase were a volume related increase of $224 thousand related to ATM and credit card expenses, an increase of $171 thousand in legal, tax and professional fees, an increase in advertising and public relations of $135 thousand, and increases in certain other components of noninterest expense, none of which were individually significant. Offsetting these increases were a decrease in the amortization of intangible assets of $145 thousand, a decrease in correspondent bank service charges of $54 thousand and small declines in various other categories of expense.
Income tax expense was $10.7 million for the first six months of 2008, as compared to $10.4 million for the same period in 2007. Our effective tax rates on pretax income were 28.5%, and 29.6% for the first six months of 2008 and 2007, respectively. The effective tax rates differ from the federal statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and the Texas franchise/margin tax.

We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 51.40% for the first six months of 2008 and 52.50% for the first six months of 2007.
Balance Sheet Review
Total assets at June 30, 2008 amounted to $3.08 billion as compared to $3.07 billion at December 31, 2007, and $2.85 billion at June 30, 2007. Deposits totaled $2.57 billion at June 30, 2008, up $22.5 million from December 31, 2007 amounts. Deposits at June 30, 2007 were $2.38 billion.
Loans totaled $1.51 billion, $1.53 billion and $1.39 billion at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. Loans held for investment at June 30, 2008, were $1.51 billion, an increase of $124 million from the June 30, 2007 balance. As compared to June 30, 2007, loans held for investment at June 30, 2008, reflect (i) a $57.4 million increase in commercial, financial and agricultural loans; (ii) a $50.9 million increase in real estate loans; and (iii) a $15.9 million increase in consumer loans. Loans held for sale at June 30, 2008, were $7.5 million, a decrease of $3.7 million from the June 30, 2007 balance. At June 30, 2008, loans held for sale were comprised of $3.8 million in student loans and $3.7 million in residential mortgage loans.
Investment securities at June 30, 2008, totaled $1.15 billion as compared to $1.12 billion at year-end 2007 and $1.13 billion at June 30, 2007. The net unrealized gain in the investment portfolio at June 30, 2008, was $3.1 million. At June 30, 2008, gross unrealized gains totaled $11.5 million and gross unrealized losses totaled $8.4 million. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value and, (2) it is probable that we will be able to collect the amounts contractually due. The unrealized losses noted are interest rate related due to the level of short-term and intermediate interest rates at June 30, 2008. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
The portfolio had an overall tax equivalent yield of 5.09% at June 30, 2008. At June 30, 2008, the investment portfolio had a weighted average life of 4.37 years and modified duration of 3.75 years. At June 30, 2008, the Company did not hold any structured notes.
Nonperforming assets at June 30, 2008, totaled $10.8 million as compared to $4.73 million at December 31, 2007 and $6.41 million at June 30, 2007. At 0.71% of loans plus foreclosed assets, management considers nonperforming assets to be at a manageable level and is unaware of any material classified credit not properly disclosed as nonperforming.
Short-term borrowings were $149.9 million at June 30, 2008 as compared to $166.3 at December 31, 2007, and $147.1 million at June 30, 2007. At June 30, 2008, short-term borrowings included securities sold under repurchase agreements of $139.0 million. These borrowings are generally with significant customers of the Company that require short-term liquidity for their funds.
Liquidity and Capital
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with, and sell federal funds to, our subsidiary banks. Other sources of funds include our ability to sell securities under agreements to repurchase, and an unfunded $50 million line of credit which matures December 31, 2008, established with a nonaffiliated bank. A debt covenant in the line of credit related to the ratio of our allowance for loan losses to non-performing assets was not maintained. The loan agreement in effect at June 30, 2008 stated the ratio should not be less than 1.75. Although no balances were outstanding at June 30, 2008, the ratio in the loan agreement was amended on July 24, 2008 to be not less than 1.25 and the definition of non-performing assets in the calculation was changed to include only half of the amount of foreclosed real estate. One of our subsidiary banks also has federal funds purchased lines of credit with two non-affiliated banks totaling $60 million.
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
The Company’s consolidated statements of cash flows are presented on page 8 of this report. Total shareholders’ equity amounted to $343.9 million at June 30, 2008, which was up from $335.5 million at year-end 2007 and $306.5 million at June 30, 2007. The Company’s total risk-based capital and leverage ratios at June 30, 2008 were 16.27% and 9.55%, respectively. The second quarter 2008 cash dividend of $0.34 per share totaled $7.1 million and represented 52.0% of second quarter earnings.
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
As of June 30, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.28% and 4.43%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.60% and 7.96%, respectively, relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
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
Item 4. Controls and Procedures
As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, our disclosure controls and procedures under Rule 13a-15 and Rule 15d — 15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of June 30, 2008.
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II
OTHER INFORMATION
Item 6. Exhibits
The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

3.3	—	Amendment to Amended and Restated Bylaws of the Registrant, dated April 27, 1994 (incorporated by reference from Exhibit 3.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

3.4	—	Amendment to Amended and Restated Bylaws of the Registrant, dated October 23, 2001 (incorporated by reference from Exhibit 3.5 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

3.5	—	Amendment to Amended and Restated Bylaws of the Registrant, dated October 23, 2007 (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed October 24, 2007).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.2	—	Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.3	—	Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 1, 2008).

10.4	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998).

10.5	—	2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Schedule 14A Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders).

10.6	—	Loan Agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed December 31, 2004).

10.7	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).

10.8	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed December 31, 2006).

10.9	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed December 31, 2007).

*10.10	—	Fourth Amendment to Loan Agreement dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank.

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
Date: July 25, 2008	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: July 25, 2008	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer