Form 10-Q
period 2008-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2008-10-31
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Commission file number 0-7674
FIRST FINANCIAL BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	75-0944023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Pine Street, Abilene, Texas 79601
(Address of principal executive offices)
(Zip Code)
(325) 627-7155
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2008:

Class	Number of Shares Outstanding
Common Stock, $0.01 par value per share	20,793,647

TABLE OF CONTENTS

Item		Page

	PART I

	FINANCIAL INFORMATION

	Cautionary Statement Regarding Forward-Looking Statements	3

1.	Financial Statements	3

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

3.	Quantitative and Qualitative Disclosures About Market Risk	21

4.	Controls and Procedures	21

	PART II

	OTHER INFORMATION

5.	Other Information	22

6.	Exhibits	22

	Signatures	24

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “predict”, “project”, and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:
•	General economic conditions, including our local and national real estate markets;

•	Volatility and disruption in national and international financial markets;

•	Legislative and regulatory actions and reforms;

•	Political instability;

•	The ability of the Federal government to deal with the national economic slowdown;

•	Competition from other financial institutions and financial holding companies;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	Changes in the demand for loans;

•	Fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	Soundness of other financial institutions with which we have transactions;

•	Inflation, interest rate, market and monetary fluctuations;

•	Changes in consumer spending, borrowing and savings habits;

•	Legislative changes and other developments in student loan originations and sales;

•	Anticipated increases in FDIC deposit insurance assessments;

•	Our ability to attract deposits;

•	Consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	Expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	Acquisitions and integration of acquired businesses; and

•	Acts of God or of war or terrorism.
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
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. at September 30, 2008 and 2007 and December 31, 2007, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2008 and 2007, and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2008 and 2007, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September,		December 31,
	2008	2007	2007
	(Unaudited)
ASSETS
Cash and due from banks	$113,067,036	$105,789,167	$163,559,942
Federal funds sold	55,675,000	49,955,000	99,450,000
Interest-bearing deposits in banks	3,922,022	1,808,313	1,878,434

Total cash and cash equivalents	172,664,058	157,552,480	264,888,376

Investment securities:
Securities held-to-maturity (market value of $24,271,778, $27,275,637 and $27,249,367 at September 30, 2008 and 2007 and December 31, 2007, respectively)	23,575,687	26,555,645	26,415,040
Securities available-for-sale, at fair value	1,134,632,127	1,096,669,451	1,094,496,701
Trading securities, at fair value	95,737,085	—	—

Total investment securities	1,253,944,899	1,123,225,096	1,120,911,741

Loans
Held for investment	1,522,416,156	1,423,426,527	1,492,223,308
Held for sale	45,310,536	33,710,683	35,796,281

	1,567,726,692	1,457,137,210	1,528,019,589
Less: Allowance for loan losses	(20,048,219)	(16,728,185)	(17,461,514)

Net loans	1,547,678,473	1,440,409,025	1,510,558,075

Bank premises and equipment, net	65,531,388	61,430,954	61,670,159
Intangible assets	64,290,370	65,567,251	65,207,169
Other assets	44,478,758	46,305,857	47,073,892

TOTAL ASSETS	$3,148,587,946	$2,894,490,663	$3,070,309,412

LIABILITIES
Noninterest-bearing deposits	$769,114,908	$657,861,485	$739,180,980
Interest-bearing deposits	1,794,437,339	1,724,739,681	1,806,902,038

Total deposits	2,563,552,247	2,382,601,166	2,546,083,018

Dividends payable	7,069,840	5,784,087	6,645,590
Short-term borrowings	196,838,548	168,675,974	166,266,426
Other liabilities	30,710,467	15,427,525	15,818,916

Total liabilities	2,798,171,102	2,572,488,752	2,734,813,950

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value, authorized 40,000,000 shares; 20,793,647, 20,764,492, and 20,766,848 shares issued at September 30, 2008 and 2007 and December 31, 2007, respectively	207,936	207,645	207,669
Capital surplus	267,927,363	267,019,351	267,136,338
Retained earnings	83,669,522	58,473,397	64,333,921
Treasury stock (shares at cost: 158,846, 155,822, and 155,415 at September 30, 2008 and 2007, and December 31, 2007, respectively)	(3,410,582)	(3,130,476)	(3,170,304)
Deferred compensation	3,410,582	3,130,476	3,170,304
Accumulated other comprehensive income (loss)	(1,387,977)	(3,698,482)	3,817,534

Total shareholders’ equity	350,416,844	322,001,911	335,495,462

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,148,587,946	$2,894,490,663	$3,070,309,412

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$25,772,830	$28,894,071	$79,814,100	$84,822,056
Interest on investment securities:
Taxable	9,269,433	9,842,029	27,657,940	29,254,249
Exempt from federal income tax	3,488,941	3,163,144	10,275,868	9,138,071
Trading securities	352,487	—	457,246	—
Interest on federal funds sold and interest-bearing deposits in banks	334,057	656,389	1,709,881	2,672,656

Total interest income	39,217,748	42,555,633	119,915,035	125,887,032

INTEREST EXPENSE
Interest on deposits	7,312,185	13,028,181	26,891,154	39,325,569
Other	506,335	1,787,913	1,774,802	5,002,844

Total interest expense	7,818,520	14,816,094	28,665,956	44,328,413

NET INTEREST INCOME	31,399,228	27,739,539	91,249,079	81,558,619
Provision for loan losses	1,764,547	475,000	4,273,798	954,672

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	29,634,681	27,264,539	86,975,281	80,603,947

NONINTEREST INCOME
Trust fees	2,501,240	2,158,161	7,229,598	6,530,496
Service charges on deposit accounts	5,808,933	6,074,041	17,005,316	16,766,280
ATM and credit card fees	2,328,072	1,938,018	6,623,132	5,515,828
Real estate mortgage operations	648,682	1,021,529	2,017,915	2,623,500
Net gain (loss) on sale of securities	146,269	(4,928)	705,326	79,854
Net gain on sale of student loans	2,665	36,147	1,717,260	1,816,280
Net gain on sale of other real estate	26,680	13,044	115,905	47,680
Other	828,093	754,676	2,643,717	2,502,813

Total noninterest income	12,290,634	11,990,688	38,058,169	35,882,731

NONINTEREST EXPENSE
Salaries and employee benefits	12,451,597	11,722,663	37,544,690	34,610,047
Net occupancy expense	1,826,387	1,503,791	5,069,110	4,357,980
Equipment expense	1,890,550	1,848,436	5,602,657	5,405,588
Printing, stationery and supplies	482,208	552,456	1,432,994	1,544,287
Correspondent bank service charges	303,287	269,456	868,380	888,267
Amortization of intangible assets	302,038	374,720	916,799	1,134,848
Other expenses	6,128,635	5,711,097	17,620,552	16,155,541

Total noninterest expense	23,384,702	21,982,619	69,055,182	64,096,558

EARNINGS BEFORE INCOME TAXES	18,540,613	17,272,608	55,978,268	52,390,120
Income tax expense	5,179,134	5,021,823	15,852,974	15,406,629

NET EARNINGS	$13,361,479	$12,250,785	$40,125,294	$36,983,491

EARNINGS PER SHARE, BASIC	$0.64	$0.59	$1.93	$1.78

EARNINGS PER SHARE, ASSUMING DILUTION	$0.64	$0.59	$1.93	$1.77

DIVIDENDS PER SHARE	$0.34	$0.32	$1.00	$0.94

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET EARNINGS	$13,361,479	$12,250,785	$40,125,294	$36,983,491

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	221,754	14,889,823	(7,303,154)	4,515,857

Reclassification adjustment for realized (gains) losses on investment securities included in net earnings, before income tax	(146,269)	4,928	(705,326)	(79,854)

Total other items of comprehensive earnings	75,485	14,894,751	(8,008,480)	4,436,003

Income tax benefit (expense) related to other items of comprehensive earnings	(26,420)	(5,213,163)	2,802,968	(1,552,601)

COMPREHENSIVE EARNINGS	$13,410,544	$21,932,373	$34,919,782	$39,866,893

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings (Losses)	Equity
Balances at December 31, 2006	20,739,127	$207,392	$266,271,930	$41,003,600	(153,187)	$(2,911,506)	$2,911,506	$(6,581,884)	$300,901,038
Net earnings (unaudited)	—	—	—	36,983,491	—	—	—	—	36,983,491
Stock issuances (unaudited)	25,365	253	480,864	—	—	—	—	—	481,117
Cash dividends declared, $0.94 per share (unaudited)	—	—	—	(19,513,694)	—	—	—	—	(19,513,694)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	2,883,402	2,883,402
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	102,845	—	—	—	—	—	102,845
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,635)	(218,970)	218,970	—	—
Stock option expense (unaudited)	—	—	163,712	—	—	—	—	—	163,712

Balances at September 30, 2007 (unaudited)	20,764,492	$207,645	$267,019,351	$58,473,397	(155,822)	$(3,130,476)	$3,130,476	$(3,698,482)	$322,001,911

Balances at December 31, 2007	20,766,848	$207,669	$267,136,338	$64,333,921	(155,415)	$(3,170,304)	$3,170,304	$3,817,534	$335,495,462
Net earnings (unaudited)	—	—	—	40,125,294	—	—	—	—	40,125,294
Stock issuances (unaudited)	26,799	267	519,913	—	—	—	—	—	520,180
Cash dividends declared, $1.00 per share (unaudited)	—	—	—	(20,789,693)	—	—	—	—	(20,789,693)
Change in unrealized gain in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(5,205,511)	(5,205,511)
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	101,801	—	—	—	—	—	101,801
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(3,431)	(240,278)	240,278	—	—
Stock option expense (unaudited)	—	—	169,311	—	—	—	—	—	169,311

Balances at September 30, 2008 (unaudited)	20,793,647	$207,936	$267,927,363	$83,669,522	(158,846)	$(3,410,582)	$3,410,582	$(1,387,977)	$350,416,844

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$40,125,294	$36,983,491
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,985,192	5,820,133
Provision for loan losses	4,273,798	954,672
Securities premium amortization (discount accretion), net	418,416	(436,300)
Gain on sale of assets, net	(2,695,408)	(1,934,897)
Deferred federal income tax expense	59,712	104,131
Trading securities activity, net	(95,737,085)	—
Loans originated for resale	(154,828,708)	(155,880,669)
Proceeds from sales of loans held for resale	146,809,643	158,671,315
Decrease in other assets	4,025,859	5,468,294
Increase (decrease) in other liabilities	3,924,276	(942,242)

Total adjustments	(87,764,305)	11,824,437

Net cash provided by (used in) operating activities	(47,639,011)	48,807,928

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Sales	73,150,665	10,734,972
Maturities	179,294,394	269,836,372
Purchases	(286,336,808)	(277,513,563)
Activity in held-to-maturity securities:
Maturities	2,840,503	1,425,587
Purchases	—	(1,000,000)
Net increase in loans	(34,181,586)	(87,446,531)
Purchases of bank premises and equipment and computer software	(9,523,116)	(6,285,727)
Proceeds from sale of other assets	1,974,552	615,291

Net cash used in investing activities	(72,781,396)	(89,633,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	29,933,928	(27,474,258)
Net increase (decrease) in interest-bearing deposits	(12,464,699)	26,051,377
Net increase in short-term borrowings	30,572,122	25,431,627
Proceeds from stock issuances	520,180	481,117
Dividends paid	(20,365,442)	(19,088,365)

Net cash provided by financing activities	28,196,089	5,401,498

Net decrease in cash and cash equivalents	(92,224,318)	(35,424,173)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	264,888,376	192,976,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172,664,058	$157,552,480

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$26,615,657	$44,487,903
Federal income tax paid	15,507,566	15,405,750
Assets acquired through foreclosure	2,523,712	2,642,283
Investment securities purchased but not settled	18,151,271	1,915,105
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008, due to seasonality, changes in economic conditions and credit quality, interest rate fluctuations and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations. Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.
Note 2 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2008 and 2007, were 20,793,197 and 20,761,799 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the nine months ended September 30, 2008 and 2007, were 20,784,711 and 20,755,331, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended September 30, 2008 and 2007, were 20,853,539 and 20,891,357, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2008 and 2007, were 20,831,128 and 20,879,709, respectively.
Note 3 — Stock Based Compensation
The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. The Company recorded stock option expense totaling $56 thousand for both the three month periods ended September 30, 2008 and 2007. The Company recorded stock option expense totaling $169 thousand and $164 thousand, respectively, for the nine month periods ended September 30, 2008 and 2007, respectively.
The additional disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” have been omitted due to immateriality.
Note 4 — Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we did not expect contributions or pension expense to be significant in future years. However as a result of the Pension Protection Act of 2006, the Company will be required to contribute amounts over seven years to fund any shortfalls. The Company evaluated the provisions of the Act as well as the Internal Revenue Service’s funding standards to develop a preliminary plan for funding in future years. The Company made a contribution totaling $800,000 in the nine month period ended September 30, 2008 and $1.5 million in the year ended December 31, 2007, and continues to evaluate future funding amounts. Net periodic benefit costs totaling $79,000 and $84,000 were recorded, respectively, for the three months ended September 30, 2008 and 2007. Net periodic benefit costs totaling $236,000 and $253,000 were recorded, respectively, in the nine months ended September 30, 2008 and 2007.
Note 5 — Related Party Transactions
During the nine months ended September 30, 2008 and 2007, the Company sold student loans totaling approximately $63.6 million and $60.4 million, respectively, recognizing net gains of $1.7 million and $1.8 million, respectively, to a higher education authority of which an executive officer of one of our wholly owned subsidiary banks was a board member. In the opinion of management, these loan sales are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.
Note 6 — Recently Issued Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations — a replacement of FASB No. 141.” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements as of and for the three and nine month periods ended September 30, 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on the Company’s financial position, results of operations or cash flows.
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Investment securities available for sale	$55,394	$1,079,238	$—	$1,134,632
Trading investment securities	95,737	—	—	95,737
Impaired loans	—	—	5,971	5,971
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2008.
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
Recent Developments
The U. S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector. Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have resulted in major issues for financial institutions, including government-sponsored entities and investment banks. These issues have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.
In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U. S. Treasury (“the Treasury”) will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U. S. financial markets.
In addition, the Treasury announced that it has been authorized to purchase equity stakes in U. S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U. S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program and be restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.
Further, after receiving a recommendation from the boards of the Federal Deposit Insurance Corporation (“the FDIC”) and the Federal Reserve System (the Federal Reserve”), the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.

The Company has made a decision to participate in the Temporary Liquidity Guarantee Program and continues to assess its participation in the TARP Capital Purchase Program but has not made a definitive decision as to whether it will participate.
It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the Company and the U. S. and global financial markets.
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
The allowance for loan losses is an amount we believe will be adequate to absorb inherent estimated losses on existing loans in which full collectability is unlikely based upon our review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charged-off loans (net of recoveries).
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
Operating Results
Three-months ended September 30, 2008 and 2007
Net income for the third quarter of 2008 totaled $13.4 million, an increase of $1.1 million, or 9.1%, from the same period last year. This increase was principally attributable to an increase in net interest income of $3.7 million and an increase in noninterest income of $300 thousand. Offsetting these items were an increase in the provision for loan losses of $1.3 million and an increase in noninterest expense of $1.4 million.
Basic earnings per share were $0.64 for the third quarter of 2008, as compared to $0.59 for the third quarter of 2007. The return on average assets and return on average equity for the third quarter of 2008 were 1.74% and 15.31%, respectively. For the same period in 2007, the return on average assets and return on average equity amounted to 1.70% and 15.61%, respectively.
Tax equivalent net interest income for the third quarter of 2008 amounted to $33.2 million as compared to $29.1 million for the same period last year. Our yield on interest earning assets decreased approximately 87 basis points while our rates paid on interest bearing liabilities decreased 153 basis points. The increase in volume of average interest earning assets of $195.4 million partially offset the decrease in rates, but resulted in a decrease of $2.9 million in interest income. Average interest bearing liabilities increased $62.2 million. The impact of the small increase in the volume of interest bearing liabilities was offset by a decrease in rates paid resulting in a decline in interest expense totaling $7.0 million. Average earning assets were $2.79 billion for the third quarter of 2008, which were 7.5% greater than for the third quarter of 2007. Average interest bearing liabilities were $1.94 billion for the third quarter of 2008, which were 3.3% greater than for the third quarter of 2007. The Company’s interest spread increased to 4.24% for 2008 from 3.57% for 2007. The Company’s net interest margin was 4.73% for the third quarter of 2008, an increase of 29 basis points compared to 4.45% for the same period of 2007, and up 12 basis points from the 4.61% level for the second quarter of 2008. Our net interest margin remained relatively consistent from prior periods despite the volatile interest rate environment which saw the Federal funds rate drop 325 basis points from September 2007 through September 2008. On October 8, 2008, the Federal Funds rate was reduced another 50 basis points. We have experienced loan growth in the past two years which has provided higher yields than our investment securities and have been able to lower deposit rates. The recent Federal Funds rate decrease and any further interest rate reductions will put pressure on our net interest margin as we work to reduce interest rates on deposits to compensate for lower rates on loans and investments.
The provision for loan losses for the third quarter of 2008 was $1.8 million compared to $475 thousand for the same period in 2007. The increase in the provision for loan losses recorded in the third quarter of 2008 resulted from concerns about a slowing national economy and growth in loans. Gross charge-offs for the quarter ended September 30, 2008 totaled $646 thousand compared to $342 thousand for the same period of 2007. Recoveries of previously charged-off loans totaled $253 thousand in the quarter ended September 30, 2008, as compared to $170 thousand in the same period of 2007. On an annualized basis, net charge-offs as a percentage of average loans were 0.10% for the third quarter of 2008, as compared to 0.05% for the same period in 2007. The Company’s allowance for loan losses totaled $20.0 million at September 30, 2008, up $3.3 million from the balance of $16.7 million at September 30, 2007 and up $2.6 million from the balance of $17.5 million at December 31, 2007. The Company’s allowance as a percentage of nonperforming loans amounted to 245.7% at September 30, 2008 compared to 395.6% at September 30, 2007. As of September 30, 2008, management believes the allowance for loan losses was adequate to provide for loans existing in its portfolio that are deemed uncollectible.
Total noninterest income for the third quarter of 2008 was $12.3 million, as compared to $12.0 million for the same period last year. Trust fees totaled $2.5 million for 2008, up $343 thousand over the same period in 2007 due to increased volume of trust assets managed. The market value of trust assets managed totaled $1.98 billion at September 30, 2008, compared to $1.79 billion at September 30, 2007. Service charges on deposit accounts totaled $5.8 million for the third quarter of 2008, compared to $6.1 million for the same period of 2007, a decrease of $265 thousand reflecting a decline in revenue from our overdraft privilege product. Fees from the Company’s real estate mortgage operations of $649 thousand represented a decrease of $373 thousand from the $1.0 million recognized in the third quarter of 2007 due to the slowdown in home sales. ATM and credit card fees increased 20.1% to $2.3 million versus $1.9 million a year ago, indicative of continued increases in the use of debit cards and growth in net new deposit accounts and merchant credit card customers.
Noninterest expense for the third quarter of 2008 amounted to $23.4 million, as compared to $22.0 million for the same period in 2007. Salaries and employee benefits expense, the Company’s largest noninterest expense item, increased 6.2% to $12.5 million in 2008, up $729 thousand over the same period in 2007. The increase in salaries and benefits expense reflected increases in annual salaries, healthcare costs and employee profit sharing. Net occupancy expense was $1.8 million for the third quarter of 2008, an increase of $323 thousand over the same period last year. Contributing to the increase in net occupancy expense were two additional new branches, higher utilities rates and increased property taxes. Equipment expense was $1.9 million for the quarter ended September 30, 2008, an increase of $42 thousand over the third quarter of 2007.
The Company’s other categories of noninterest expense increased $308 thousand in the third quarter of 2008, compared to the third quarter of 2007. Contributing to this increase were a volume related increase of $165 thousand in ATM and credit card expenses, an increase of $45 thousand in legal, tax and professional fees, and increases in certain other components of noninterest expense, none of which were individually significant. Offsetting these increases were a decrease in the amortization of intangible assets of $72 thousand, a decrease in printing, stationery and supplies of $70 thousand and small declines in various other categories of expense.
Income tax expense was $5.2 million for the third quarter of 2008, as compared to $5.0 million for the same period in 2007. Our effective tax rates on pretax income were 27.9%, and 29.1% for the third quarters of 2008 and 2007, respectively. The effective tax rates differ from the federal statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and the Texas margin tax.
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 51.42% for the third quarter of 2008 and 53.53% for the third quarter of 2007.
Nine-months ended September 30, 2008 and 2007
Net income for the first nine months of 2008 totaled $40.1 million, an increase of $3.1 million, or 8.5%, from the same period last year. This increase was principally attributable to an increase in net interest income of $9.7 million and an increase in noninterest income of $2.2 million. Offsetting these items were an increase in the provision for loan losses of $3.3 million and an increase in noninterest expense of $5.0 million.
Basic earnings per share were $1.93 for the first nine months of 2008, as compared to $1.78 for the first nine months of 2007. The return on average assets and return on average equity for the first nine months of 2008 were 1.77% and 15.42%, respectively. For the same period in 2007, the return on average assets and return on average equity amounted to 1.73% and 16.10%, respectively.
Tax equivalent net interest income for the first nine months of 2008 amounted to $96.3 million as compared to $85.4 million for the same period last year. Our yield on interest earning assets decreased approximately 66 basis points while our rates paid on interest bearing liabilities decreased 117 basis points. The increase in volume of average interest earning assets of $174.9 million partially offset the decrease in rates but still resulted in a decrease of $4.8 million in interest income. Average interest bearing liabilities increased $53.9 million. The impact of the increase in the volume of interest bearing liabilities was, however, offset by a significant decrease in rates paid resulting in a decline in interest expense totaling $15.7 million. Average earning assets were $2.77 billion for the first nine months of 2008, which were 6.7% greater than for the first nine months of 2007. Average interest bearing liabilities were $1.94 billion for the first nine months of 2008, which were 2.9% greater than for the first nine months of 2007. The Company’s interest spread increased to 4.04% for 2008 from 3.53% for 2007. The Company’s net interest margin was 4.64% for the first nine months of 2008, an increase of 24 basis points compared to 4.40% for the same period of 2007. Our net interest margin remained relatively consistent from prior periods despite the volatile interest rate environment which saw the Federal funds rate drop 325 basis points from September 2007 through September 2008. On October 8, 2008, the Federal funds rate was reduced another 50 basis points. We have experienced loan growth in the past two years which provides higher yields than our investment securities and have been able to lower rates paid on deposits and short-term borrowings. The recent Federal funds rate decrease and any interest rate reductions will put pressure on our net interest margin as we work to reduce interest rates on deposits to compensate for lower rates on loans and investments.
The provision for loan losses for the first nine months of 2008 was $4.3 million compared to $955 thousand for the same period in 2007. The provision for loan losses recorded in the first nine months of 2008 resulted from concerns about a slowing national economy, growth in loans and an increase in nonperforming loans. Gross charge-offs for the first nine months ended September 30, 2008 totaled $2.3 million compared to $994 thousand for the same period of 2007. Recoveries of previously charged-off loans totaled $621 thousand in the first nine months ended September 30, 2008, as compared to $567 thousand in the same period of 2007. On an annualized basis, net charge-offs as a percentage of average loans were 0.15% for the first nine months of 2008, as compared to 0.04% for the same period in 2007. The Company’s allowance for loan losses totaled $20.0 million at September 30, 2008, up $3.3 million from the balance of $16.7 million at September 30, 2007 and up $2.6 million from the balance of $17.5 million at December 31, 2007. The Company’s allowance as a percentage of nonperforming loans amounted to 245.7% at September 30, 2008 compared to 395.6% at September 30, 2007. As of September 30, 2008, management believes the allowance for loan losses was adequate to provide for loans existing in its portfolio that are deemed uncollectible.
Total noninterest income for the first nine months of 2008 was $38.1 million, as compared to $35.9 million for the same period last year. Trust fees totaled $7.2 million for 2008, up $699 thousand over the same period in 2007 due to increased volume of trust assets managed. The market value of trust assets managed totaled $1.98 billion at September 30, 2008 compared to $1.78 billion at September 30, 2007. Service charges on deposit accounts totaled $17.0 million for the first nine months of 2008, compared to $16.8 million for the same period of 2007, an increase of $239 thousand reflecting the higher volume of noninterest bearing deposit accounts. The gain on sale of student loans totaled $1.7 million for the nine months ended September 30, 2008, compared to $1.8 million for the same period in 2007. The Company sold student loans totaling $63.6 million during the first nine months of 2008 compared to $60.4 million during the same period in 2007. Fees from the Company’s real estate mortgage operations of $2.0 million represented a decrease of $606 thousand from the amount recognized in the nine months ended September 30, 2007, reflecting a slow down in the sale of residential real estate. ATM and credit card fees increased 20.1% to $6.6 million versus $5.5 million a year ago, indicative of continued increases in the use of debit cards and growth in net new deposit accounts and merchant credit card customers.
Noninterest expense for the first nine months of 2008 amounted to $69.1 million, as compared to $64.1 million for the same period in 2007. Salaries and employee benefits expense, the Company’s largest noninterest expense item, increased 8.5% to $37.5 million in 2008, up $2.9 million over the same period in 2007. The increase in salaries and benefits expense reflected increases in annual salaries, healthcare costs and employee profit sharing. Net occupancy expense was $5.1 million for the nine months of 2008, an increase of $711 thousand over the same period last year. Contributing to the increase in net occupancy expense were three additional new branches, higher utility rates and increased property taxes. Equipment expense was $5.6 million for the nine months ended September 30, 2008, an increase of $197 thousand over the first nine months of 2007. The increase in equipment expense reflects the new branches and continuing investments in technology.
The Company’s other categories of noninterest expense increased $1.1 million in the first nine months of 2008, compared to the first nine months of 2007. Contributing to this increase were a volume related increase of $389 thousand related to ATM and credit card expenses, an increase of $216 thousand in legal, tax and professional fees, an increase in advertising and public relations of $134 thousand, and increases in certain other components of noninterest expense, none of which were individually significant. Offsetting these increases were a decrease in operational and other losses of $230 thousand, a decrease in the amortization of intangible assets of $218 thousand, a decrease in printing, stationery and supplies of $111 thousand and small declines in various other categories of expense.
Income tax expense was $15.9 million for the first nine months of 2008, as compared to $15.4 million for the same period in 2007. Our effective tax rates on pretax income were 28.3%, and 29.4% for the first nine months of 2008 and 2007, respectively. The effective tax rates differ from the federal statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and the Texas margin tax.
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 51.41% for the first nine months of 2008 and 52.85% for the first nine months of 2007.

Balance Sheet Review
Total assets at September 30, 2008 amounted to $3.15 billion as compared to $3.07 billion at December 31, 2007, and $2.89 billion at September 30, 2007. Deposits totaled $2.56 billion at September 30, 2008, up $17.5 million from December 31, 2007 amounts. Deposits at September 30, 2007 were $2.38 billion.
Loans totaled $1.57 billion, $1.53 billion and $1.46 billion at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. Loans held for investment at September 30, 2008, were $1.52 billion, an increase of $99.0 million from the September 30, 2007 balance. As compared to September 30, 2007, loans held for investment at September 30, 2008, reflect (i) a $32.8 million increase in commercial, financial and agricultural loans; (ii) a $44.5 million increase in real estate loans; and (iii) a $21.7 million increase in consumer loans. Loans held for sale at September 30, 2008, were $45.3 million, an increase of $11.6 million from the September 30, 2007 balance. At September 30, 2008, loans held for sale were comprised of $42.2 million in student loans and $3.1 million in residential mortgage loans.
Investment securities, including trading securities, at September 30, 2008, totaled $1.25 billion as compared to $1.12 billion at year-end 2007 and $1.12 billion at September 30, 2007. The net unrealized gain in the investment portfolio at September 30, 2008, was $3.1 million. At September 30, 2008, gross unrealized gains totaled $12.7 million and gross unrealized losses totaled $9.6 million. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value and, (2) it is probable that we will be able to collect the amounts contractually due. The unrealized losses noted are interest rate related due to the level of short-term and intermediate interest rates at September 30, 2008. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
The portfolio had an overall tax equivalent yield of 5.10% at September 30, 2008. At September 30, 2008, the investment portfolio had a weighted average life of 4.61 years and modified duration of 3.91 years. At September 30, 2008, the Company did not hold any structured notes.
Nonperforming assets at September 30, 2008, totaled $10.8 million (0.69% of loans plus foreclosed assets) as compared to $4.7 million at December 31, 2007 and $6.8 million at September 30, 2007.
Short-term borrowings were $196.8 million at September 30, 2008 as compared to $166.3 million at December 31, 2007, and $168.7 million at September 30, 2007. At September 30, 2008, short-term borrowings included securities sold under repurchase agreements of $170.7 million. These borrowings are generally with significant customers of the Company that require short-term liquidity for their funds.
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
The Company’s consolidated statements of cash flows are presented on page 8 of this report. Total shareholders’ equity amounted to $350.4 million at September 30, 2008, which was up from $335.5 million at year-end 2007 and $322.0 million at September 30, 2007. The Company’s total risk-based capital and leverage ratios at September 30, 2008 were 16.49% and 9.63%, respectively. The third quarter 2008 cash dividend of $0.34 per share totaled $7.1 million and represented 52.9 % of third quarter earnings.
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
As of September 30, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.18% and 4.36%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.25% and 7.84%, respectively, relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
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
Item 4. Controls and Procedures
As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, our disclosure controls and procedures under Rule 13a-15 and Rule 15d — 15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of September 30, 2008.
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II
OTHER INFORMATION
Item 5. Other Information
Included in Exhibit 3.6 is an amendment to Company’s Amended and Restated By-Laws related to transfer agent appointments.
Item 6. Exhibits
The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).

3.2	—	Amended and Restated By-Laws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 2 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

3.3	—	Amendment to Amended and Restated By-Laws of the Registrant, dated April 27, 1994 (incorporated by reference from Exhibit 3.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

3.4	—	Amendment to Amended and Restated By-Laws of the Registrant, dated October 23, 2001 (incorporated by reference from Exhibit 3.5 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2004).

3.5	—	Amendment to Amended and Restated By-Laws of the Registrant, dated October 23, 2007 (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed October 24, 2007).

*3.6	—	Amendment to Amended and Restated By-Laws of the Registrant, dated October 28, 2008.

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.2	—	Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.3	—	Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 1, 2008).

10.4	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998).

10.5	—	2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Schedule 14A Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders).

10.6	—	Loan Agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed December 31, 2004).

10.7	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).

10.8	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed December 31, 2006).

10.9	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed December 31, 2007).

10.10	—	Fourth Amendment to Loan Agreement dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank.

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
Date: October 30, 2008	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: October 30, 2008	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer