Form 10-K
period 2008-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2009-02-24
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $888,458,000.
     As of February 23, 2009, there were 20,801,099 shares of Common Stock outstanding.
Documents Incorporated by Reference
     Certain information called for by Part III is incorporated by reference to the Proxy Statement for the 2009 Annual Meeting of our shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

i

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” and the following:
•	General economic conditions, including our local and national real estate markets and employment trends;

•	Volatility and disruption in national and international financial markets;

•	Legislative, tax and regulatory actions and reforms;

•	Political instability;

•	The ability of the Federal government to deal with the national economic slowdown and the terms of any stimulus package enacted by Congress;

•	Competition from other financial institutions and financial holding companies;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Governors of the Federal Reserve System;

•	Changes in the demand for loans;

•	Fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	Soundness of other financial institutions with which we have transactions;

•	Inflation, interest rate, market and monetary fluctuations;

•	Changes in consumer spending, borrowing and savings habits;

•	Legislative changes and other developments in student loan originations and sales;

•	Anticipated increases in FDIC deposit insurance assessments;

•	Our ability to attract deposits;

•	Consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	Expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	Acquisitions and integration of acquired businesses; and

•	Acts of God or of war or terrorism.

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
PART I
ITEM 1. BUSINESS
General
     First Financial Bankshares, Inc., a Texas corporation, is a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA. As such, we are supervised by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as well as several other state and federal regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. Through our wholly-owned Delaware subsidiary, First Financial Bankshares of Delaware, Inc., we own ten banks, a trust company, a technology operating company, and an insurance agency, all organized and located in Texas. These subsidiaries are:
•	First Financial Bank, National Association, Abilene, Texas;

•	Hereford State Bank, Hereford, Texas;

•	First Financial Bank, National Association, Sweetwater, Texas;

•	First Financial Bank, National Association, Eastland, Texas;

•	First Financial Bank, National Association, Cleburne, Texas;

•	First Financial Bank, National Association, Stephenville, Texas;

•	San Angelo National Bank, San Angelo, Texas;

•	Weatherford National Bank, Weatherford, Texas;

•	First Financial Bank, National Association, Southlake, Texas;

•	First Financial Bank, National Association, Mineral Wells, Texas;

•	First Technology Services, Inc., Abilene, Texas;

•	First Financial Trust & Asset Management Company, National Association, Abilene, Texas; and

•	First Financial Insurance Agency, Inc., Abilene, Texas.
     Through our subsidiary banks, we conduct a full-service commercial banking business. Our service centers are located primarily in North Central and West Texas. Considering the branches and locations of all our subsidiaries, as of December 31, 2008, we had 48 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian and Glen Rose.
     Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Accordingly, each of our ten separately chartered banks operates with local boards of directors, local bank presidents and local decision-making. However, we have consolidated many of the backroom operations, such as investment securities, accounting, check processing, technology and employee benefits, which improves each of our subsidiary bank’s efficiency and frees management of our subsidiary banks to concentrate on serving the banking needs of their local communities. We call this our “one bank, ten charters” concept.
     Although many of our competitors branch across state lines, we have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With nearly 23 million residents, Texas has more people than any other state except California. The population of Texas grew 12.7 percent from 2000-2006, nearly double the national rate, according to the U.S. Census Bureau. Many of the communities in which we operate are growing faster than the statewide average, as shown below:

Population Growth 2000-2006*

Bridgeport and Wise County	18.6%
Fort Worth/Tarrant County	15.6%
Cleburne, Midlothian and Johnson County	17.5%
Weatherford, Willow Park and Aledo	20.1%
Granbury and Hood County	19.8%

*	Source: U.S. Census Bureau
     These economies include dynamic centers of higher education, agriculture, energy and natural resources, healthcare, tourism, retirement living, manufacturing and distribution. Because there are many growth opportunities in Texas, we do not believe it is necessary to look outside the state. Additionally, we prefer to focus on the areas where we have historically done business: the economies in the North Central, West and High Plains regions of Texas.
     We have also largely foregone the larger metropolitan areas of Texas. We believe our “community matters” way of doing business works best for us in small and mid-size markets, where we can play a prominent role in the economic, civic and cultural life of the community. Our goal is to serve these communities well and to experience growth as these markets continue to expand. In many instances, banking competition is also less intense in smaller markets, making it easier for us to operate rationally and attract and retain high-caliber employees who prefer not only our community-banker concept but the high quality of life in smaller cities.
     Over the years, we have grown three ways: by growing our banks internally, by opening new branch locations and by acquisition of other banks. Since the beginning of 1997, we have completed ten bank acquisitions and doubled total assets from $1.57 billion to $3.21 billion. We have also established a trust and asset management company and a technology services company, both of which operate as subsidiaries of First Financial Bankshares. Looking ahead, we will continue to grow locally by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, so we can provide more convenient service to our customers, and we are actively cultivating relationships with other Texas bankers who may have an interest in being acquired by us at some point in the future.
     When targeting a bank for acquisition, the bank generally needs to be in the type of community that fits our profile. We like growing communities with good amenities — schools, infrastructure, commerce and lifestyle. We prefer non-metropolitan markets, either within a 50-mile radius of the Dallas/Fort Worth metroplex or along the Interstate 35 and 20 corridors in Texas. We also have an affinity in banks in East Texas and the Texas Hill Country area. Banks in the $100 million to $300 million asset size fit our “sweet spot” for acquisition, but we will consider banks that are larger or smaller, or that are in other areas of Texas if we believe they would be a good fit for our existing Company.
     We also own directly two subsidiaries, First Financial Investments, Inc. (which is dormant) and First Financial Investments of Delaware, Inc., which owns our airplane.
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
First Financial Bankshares, Inc.
     We provide management and technical resources and policy direction to our subsidiaries, which enable them to improve or expand their banking services while continuing their local activity and identity. Each of our subsidiaries operates under the day-to-day management of its own board of directors and officers, with substantial authority in making decisions concerning their own loan decisions, interest rates, service charges and marketing. We provide resources and policy direction in, among other things, the following areas:
•	asset and liability management;

•	investments;

•	accounting;

•	budgeting;

•	training;

•	marketing;

•	planning;

•	risk management;

•	loan review;

•	human resources;

•	insurance;

•	capitalization; and

•	regulatory compliance.
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
Services Offered by Our Subsidiary Banks
     Each of our subsidiary banks is a separate legal entity that operates under the day-to-day management of its own board of directors and officers. Each of our subsidiary banks provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, transmitting funds, and performing other customary commercial banking services. We also conduct full service trust activities through First Financial Trust & Asset Management Company, National Association. Through our trust company, we administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. We also offer personal trust services, which include the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. In addition, First Financial Bank, National Association, Abilene, San Angelo National Bank and Weatherford National Bank provide securities brokerage services through arrangements with an unrelated third party.
Competition
     Commercial banking in Texas is highly competitive, and because we hold less than 1% of the state’s deposits, we represent only a minor segment of the industry. To succeed in this industry, we believe that our banks must have the capability to compete effectively in the areas of (1) interest rates paid or charged; (2) scope of services offered; and (3) prices charged for such services. Our subsidiary banks compete in their respective service areas against highly competitive banks, thrifts, savings and loan associations, small loan companies, credit unions, mortgage companies, insurance companies, and brokerage firms, all of which are engaged in providing financial products and services and some of which are larger than our subsidiary banks in terms of capital, resources and personnel.
     Our business does not depend on any single customer or any few customers, the loss of any one of which would have a materially adverse effect upon our business. Although we have a broad base of customers that are not related to us, our customers also occasionally include our officers and directors, as well as other entities with which we are affiliated. Through our subsidiary banks we may make loans to officers and directors, and entities with which we are affiliated, in the ordinary course of business. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans to directors, officers and their affiliates are also subject to numerous restrictions under federal and state banking laws, which we describe in greater detail below.

Employees
     With our subsidiary banks we employed approximately 1,000 full-time equivalent employees at December 31, 2008. Our management believes that our employee relations have been and will continue to be good.
Supervision and Regulation
     Both federal and state laws extensively regulate bank holding companies, financial holding companies and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation, or FDIC. The following information describes particular laws and regulatory provisions relating to financial holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on our business and the business of our subsidiary banks.
Bank Holding Companies and Financial Holding Companies
     Historically, the activities of bank holding companies were limited to the business of banking and activities closely related or incidental to banking. Bank holding companies were generally prohibited from acquiring control of any company that was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. The Gramm-Leach-Bliley Act, which took effect on March 12, 2000, dismantled many Depression-era restrictions against affiliation between banking, securities and insurance firms by permitting bank holding companies to engage in a broader range of financial activities, so long as certain safeguards are observed. Specifically, bank holding companies may elect to become “financial holding companies” that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. Thus, with the enactment of the Gramm-Leach-Bliley Act, banks, securities firms and insurance companies find it easier to acquire or affiliate with each other and cross-sell financial products. The Act permits a single financial services organization to offer a more complete array of financial products and services than historically was permitted.
     A financial holding company is essentially a bank holding company with significantly expanded powers. Under the Gramm-Leach-Bliley Act, in addition to traditional lending activities, the following activities are among those that are deemed “financial in nature” for financial holding companies: securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, activities which the Federal Reserve Board determines to be closely related to banking, and certain merchant banking activities.
     We elected to become a financial holding company in September 2001. As a financial holding company, we have very broad discretion to affiliate with securities firms and insurance companies, make merchant banking investments, and engage in other activities that the Federal Reserve Board has deemed financial in nature. In order to continue as a financial holding company, we must continue to be well-capitalized, well-managed and maintain compliance with the Community Reinvestment Act. Depending on the types of financial activities that we may elect to engage in, under Gramm-Leach-Bliley’s functional regulation principles, we may become subject to supervision by additional government agencies. The election to be treated as a financial holding company increases our ability to offer financial products and services that historically we were either unable to provide or were only able to provide on a limited basis. As a result, we will face increased competition in the markets for any new financial products and services that we may offer. Likewise, an increased amount of consolidation among banks and securities firms or banks and insurance firms could result in a growing number of large financial institutions that could compete aggressively with us.

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
     State Banks. Banks that are organized as state banks under Texas law are subject to regulation and examination by the Banking Commissioner of the State of Texas. The Commissioner regulates and supervises, and the Texas Banking Department regularly examines our one subsidiary state bank, Hereford State Bank. The Commissioner’s supervision and regulation of banks is primarily designed to protect the interests of depositors. Texas law:
•	restricts the nature and amount of loans that may be made and the interest that may be charged, and

•	restricts investments and other activities.
     State banks are also subject to regulation by either the FDIC or the Federal Reserve Board, at the federal level. Because Hereford State Bank is a non-member bank, it is regulated at the federal level by the FDIC and is subject to most of the federal laws described below.

Deposit Insurance
     Each of our subsidiary banks is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions. Until October 2008, the protection generally did not exceed $100,000 per depositor. Beginning in October 2008, the amount of protection was increased to $250,000, under the Temporary Liquidity Guarantee Program (TLGP) of the Emergency Economic Stabilization Act of 2008. This increased protection is available only through December 31, 2009 although we understand there are legislative proposals to extend this level of protection permanently. The new regulations were subsequently expanded whereby the protection for non interest bearing deposits is unlimited at institutions participating in the TLGP. Non interest bearing deposits include, by definition, certain Interest on Lawyers Trust Accounts and Negotiable Order of Withdrawal accounts (NOW Accounts) with interest rates no higher than 0.50 percent. All of our subsidiary banks elected to participate in the TLGP.
     Our subsidiary banks must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the deposit insurance fund) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U.S. Treasury, the Federal Financing Bank and the Deposit Insurance Fund member banks. As of December 31, 2008, the assessment rate for each of our subsidiary banks was at the lowest level risk-based premium available which was 0.05 percent of deposits per annum (with the exception of First Financial Bank, N.A., Southlake whose rate was 0.056 percent of deposits per annum). Effective for the first quarter of 2009, this rate increased to 0.12 percent per annum decreasing to 0.10 per annum for the second, third and fourth quarters of 2009, subject to change. In addition, we must pay an additional assessment of 0.10 percent per annum of amount of noninterest bearing deposits, as defined, greater than $250,000. See Recent Developments below.
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
Payment of Dividends
     We are a legal entity separate and distinct from our banking and other subsidiaries. We receive most of our revenue from dividends paid to us by our Delaware holding company subsidiary. Similarly, the Delaware holding company subsidiary receives dividends from our banking and other subsidiaries. Described below are some of the laws and regulations that apply when either we or our subsidiary banks pay dividends.
     Each of our national bank subsidiaries is required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). Hereford State Bank, as a Texas state banking association, may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commission. In additional, the FDIC has the right to prohibit the payment of dividends by a state, non-member bank where the payment is deemed to be an unsafe or unsound banking practice.

     Our subsidiaries paid aggregate dividends of approximately $39.7 million in 2008 and approximately $42.3 million in 2007. Under the dividend restrictions discussed above, as of December 31, 2008, our subsidiary banks, without obtaining regulatory approvals, could have declared in the aggregate additional dividends of approximately $32.4 million from retained net profits.
     To pay dividends, we and our subsidiary banks must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The FDIC and the OCC have each indicated paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends to the extent net income is sufficient to cover both cash dividends and a rate of earnings retention consistent with capital needs, asset quality and overall financial condition. No undercapitalized institution may pay a dividend.
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

     Furthermore, each subsidiary bank must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O. Each loan to directors or other insiders must be pre-approved by the bank’s board of directors with the interested director abstaining from voting.
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
     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill and core deposit intangibles). As of December 31, 2008, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 15.89%; (2) Total Capital to Risk-Weighted Assets Ratio, 17.04%; and (3) Tier 1 Capital Leverage Ratio, 9.68%.
     Banks. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established five capital tiers with respect to depository institutions: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a “well-capitalized” institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be “adequately capitalized,” it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be “undercapitalized,” it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution’s composite rating is 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be “significantly undercapitalized,” it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be “critically undercapitalized,” it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take “prompt corrective action” against depository institutions that do not meet minimum capital requirements. Under current regulations, all of our subsidiary banks were “well capitalized” as of December 31, 2008.
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
     In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Texas Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank’s business, its total revenue, and the bank’s total assets. As of December 31, 2008, our Texas-chartered bank exceeded the minimum ratios applied to it.
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

Community Reinvestment Act of 1977
     The Community Reinvestment Act of 1977, or CRA, subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. These ratings are “Outstanding”, “Satisfactory”, “Needs Improvement” and “Substantial Non-Compliance.” Institutions with ratings lower than “Satisfactory” may be restricted from engaging in the aforementioned activities. We believe our subsidiary banks have taken significant actions to comply with the CRA, and each has received ratings ranging from “satisfactory” to “outstanding” in its most recent review by federal regulators with respect to its compliance with the CRA.
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

Consumer Laws and Regulations
     We are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, The Fair and Accurate Credit Transactions Act, The Real Estate Settlement Procedures Act and the Fair Housing Act, among others. These laws and regulations, among other things, prohibit discrimination on the basis of race, gender or other designated characteristics and mandate various disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. These and other laws also limit finance charges or other fees or charges earned in our activities. We must comply with the applicable provisions of these consumer protection laws and regulations as part of our ongoing customer relations.
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
Recent Developments
     The U. S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector. Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have created strains on financial institutions, including government-sponsored entities and investment banks. As a result, many financial institutions have sought and continue to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.
     In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury (“the Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U. S. financial markets.
     In addition, the Treasury was authorized to purchase equity stakes in U. S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury is making $250 billion of capital available to U.S. financial institutions through the purchase of preferred stock or subordinated debentures by the Treasury. In conjunction with the purchase of preferred stock from publicly-held financial institutions, the Treasury is receiving warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program and are restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.
     Further, after receiving a recommendation from the boards of the FDIC and the Federal Reserve Board, the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non- interest bearing transaction deposit accounts under the TLGP. Coverage under the TLGP was available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits above the deposit insurance limit.
     The Company made a decision to not participate in the TARP Capital Purchase Program due to its capital and liquidity positions. The Company opted out of the debt guarantee portion of the Temporary Liquidity Guarantee Program but decided to be included in the non-interest bearing deposit account guarantee portion.
Available Information
     We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission’s web site at http://www.sec.gov. Our web site is http://www.ffin.com. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site after we have filed them with the SEC. Our corporate governance guidelines, including our code of conduct applicable to all our employees, officers and directors, as well as the charters of our audit and nominating committees, are available at www.ffin.com. The foregoing information is also available in print to any shareholder who requests it. Except as explicitly provided, information on any web site is not incorporated into this Form 10-K or our other securities filings and is not a part of them.
ITEM 1A. RISK FACTORS
     Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results and other forward-looking statements that we make from time to time in our news releases, annual reports and other written communications, as well as oral forward-looking statements, and other statements made from time to time by our representatives.
Our business faces unpredictable economic conditions, which could have an adverse effect on us.
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
In our business, we must effectively manage our credit risk.
     As a lender, we are exposed to the risk that our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. We may experience significant loan losses, which could have a material adverse effect on our operating results and financial condition. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of our loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of our loan portfolio through our internal loan review process and other relevant factors.
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
Our business is concentrated in Texas and a downturn in the economy of Texas may adversely affect our business.
     Our network of subsidiary banks is concentrated in Texas, primarily in the Western and North Central regions of the state. Most of our customers and revenue are derived from this area. The economy of this region is focused on agriculture (including farming and ranching), commercial and industrial, medical, education, oil and gas production, and real estate. Because we generally do not derive revenue or customers from other parts of the state or nation, our business and operations are dependent on economic conditions in this part of Texas. Any significant decline in one or more segments of the local economy could adversely affect our business, revenue, operations and properties.
Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, which could depress our income and growth.
     Our loan portfolios include many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values, a slowdown in housing. If we continue to see negative economic conditions in the United States as a whole or in the portions of Texas that we serve, we could experience higher delinquencies and loan charge-offs, which would reduce our income and adversely affect our financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition could reduce our earnings and adversely affect our financial condition.
The value of real estate collateral may fluctuate significantly resulting in an under-collateralized loan portfolio.
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
We do business with other financial institutions that could experience financial difficulty.
     We do business through the purchase and sale of Federal funds, check clearing and through the purchase and sale of loan participations with other financial institutions. Because these financial institutions have many risks, as do we, we could be adversely effected should one of these financial institutions experience significant financial difficulties or fail to comply with our agreements with them.
Recent developments in the mortgage market may affect our ability to originate loans and the profitability of loans in our mortgage pipeline.
     During 2008, the real estate housing market throughout the United States has softened resulting in an industry-wide increase in borrowers unable to make their mortgage payments and increased foreclosure rates. Lenders in certain sections of the housing and mortgage markets were forced to close or limit their operations or seek additional capital. In response, financial institutions have tightened their underwriting standards, limiting the availability of sources of credit and liquidity. If the housing/real estate market continues to have problems in the future, there could be a prolonged decrease in the demand for our loans in the secondary market, adversely affecting our earnings.

If we are unable to continue to originate residential real estate loans and sell them into the secondary market for a profit, our earnings could decrease.
     We derive a portion of our noninterest income from the origination of residential real estate loans and the subsequent sale of such loans into the secondary market. If we are unable to continue to originate and sell residential real estate loans at historical or greater levels, our residential real estate loan volume would decrease, which could decrease our earnings. A rising interest rate environment, general economic conditions or other factors beyond our control could adversely affect our ability to originate residential real estate loans. Additionally, we sell a large portion of our residential real estate loans to third party investors, and rising interest rates could negatively affect our ability to generate suitable profits on the sale of such loans. If interest rates increase after we originate the loans, our ability to market those loans is impaired as the profitability on the loans decreases. These fluctuations can have an adverse effect on the revenue we generate from residential real estate loans and in certain instances, could result in a loss on the sale of the loans.
Recent trends in the student loan market may reduce the profitability we derive from originating and selling student loans and could lower our net income.
     Recent federal legislation will reduce federal subsidies to us for making student loans and require us to pay higher servicing fees. These factors may reduce the net income we earn from making these loans or force us to exit the student loan market completely. Additionally, recent trends in the capital markets may make it more difficult to sell our student loans to third parties or government agencies. If our ability to sell these loans to third parties or government agencies is reduced, we may realize reduced premiums from the sale of student loans or hold them for longer periods of time, or both.
The trust wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings.
     Our trust company subsidiary derives its revenues primarily from investment management fees based on assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market and economic conditions, including changes in oil and gas prices, and competition from investment management companies. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions, including changes in oil and gas prices; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. A decline in the fair value of the assets under management caused by a decline in general economic conditions would decrease our wealth management fee income.
     Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients. Poor investment performance could reduce our revenues and impair our growth in the following ways:
•	existing clients may withdraw funds from our wealth management business in favor of better performing products;

•	asset-based management fees could decline from a decrease in assets under management;

•	our ability to attract funds from existing and new clients might diminish; and

•	our wealth managers and investment advisors may depart, to join a competitor or otherwise.
     Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings.

Certain of our investment advisory and wealth management contracts are subject to termination on short notice, and termination of a significant number of investment advisory contracts could have a material adverse impact on our revenue.
     Certain of our investment advisory and wealth management clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, inflation, changes in investment preferences of clients, changes in our reputation in the marketplace, change in management or control of clients, loss of key investment management personnel and financial market performance. We cannot be certain that our trust company subsidiary will be able to retain all of its clients. If its clients terminate their investment advisory and wealth management contracts, our trust company subsidiary, and consequently we, could lose a substantial portion of our revenues.
Our business is subject to significant government regulation.
     We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Texas Department of Banking, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.
     As a result, future legislation and government policy could adversely affect the banking industry as a whole, including our results of operations. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.
Our FDIC insurance assessments are expected to increase substantially resulting in higher operating costs.
     The FDIC has announced a significant increase in the premiums charged for FDIC deposit insurance protection. We have historically paid the lowest premium rate available due to our sound financial position. The FDIC announced that 2009 premiums have more than doubled and should more bank failures occur, the FDIC premiums could continue to increase. This increased premium will have an adverse effect on our net income and results of operations.
We compete with many larger financial institutions which have substantially greater financial resources than we have.
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
Our operations are significantly affected by interest rate levels.
     Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Interest rate risk can result from mismatches between the dollar amount of repricing or maturing assets and liabilities and from mismatches in the timing and rate at which our assets and liabilities reprice. Although we have implemented strategies which we believe reduce the potential effects of adverse changes in interest rates on our results of operations, these strategies may not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their credit costs since most of our loans have adjustable interest rates that reset periodically. Any of these events could adversely affect our results of operations or financial condition.
First Financial Bankshares, Inc. relies on dividends from its subsidiaries for most of its revenue.
     First Financial Bankshares, Inc. is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends paid by its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on First Financial Bankshares, Inc. debt (if we had balances outstanding). Various federal and/or state laws and regulations limit the amount of dividends that our bank subsidiaries may pay to First Financial Bankshares, Inc. In the event our bank subsidiaries are unable to pay dividends to First Financial Bankshares, Inc., First Financial Bankshares, Inc. may not be able to service debt or pay dividends on the Company’s common stock. The inability to receive dividends from our bank subsidiaries could have a material adverse effect on the Company’s business, financial condition and results of operations.
To continue our growth, we are affected by our ability to identify and acquire other financial institutions.
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
Use of our common stock for future acquisitions or to raise capital may be dilutive to existing stockholders.
     When we determine that appropriate strategic opportunities exist, we may acquire other financial institutions and related businesses, subject to applicable regulatory requirements. We may use our common stock for such acquisitions. From time to time, we may also seek to raise capital through selling additional common stock. It is possible that the issuance of additional common stock in such acquisition or capital transactions may be dilutive to the interests of our existing stockholders.
Our operational and financial results are affected by our ability to successfully integrate our acquisitions.
     Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization. We may not be able to successfully integrate the operations, management, products and services of the entities that we acquire nor eliminate redundancies. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. Our failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.
We rely heavily on our management team, and the unexpected loss of key management may adversely affect our operations.
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

The Company may not be able to attract and retain skilled people.
     The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.
The Company’s stock price can be volatile.
     Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:
•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	new reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations involving the Company or its competitors; and

•	changes in government regulations.
     General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends could also cause the Company’s stock price to decrease regardless of operations results.
Breakdowns in our internal controls and procedures could have an adverse effect on us.
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
We compete in an industry that continually experiences technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.
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

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
     The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, damage our reputation and inhibit current and potential customers from our Internet banking services.
An investment in our common stock is not an insured deposit.
     Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Report. As a result, if you acquire our common stock, you may lose some or all of your investment.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in a building owned by First Financial Bank, National Association, Abilene. The lease of approximately 3,300 square feet of space expires December 31, 2010. The lease of approximately 1,135 square feet of space is on a month-to-month basis. Our subsidiary banks collectively own 40 banking facilities, some of which are detached drive-ins, and also lease nine banking facilities and 13 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiary banks’ requirements for the foreseeable future.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

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
Record Holders
     As of February 1, 2009, we had approximately 1,400 shareholders of record.
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
Equity Compensation Plans
     See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

     PERFORMANCE GRAPH
          The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the SNL Bank Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $1 billion to $5 billion in total assets, for a five-year period (December 31, 2003 to December 31, 2008). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2003, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represents the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

First Financial Bankshares, Inc.	100.00	112.59	121.21	149.30	138.66	209.27
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81
Source: SNL Financial LC, Charlottesville, VA

ITEM 6.	SELECTED FINANCIAL DATA
     The selected financial data presented below as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. The amounts related to shares of our common stock have been adjusted to give effect to all stock dividends and stock splits. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated information required to be disclosed by the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$159,154	$169,369	$154,494	$123,944	$99,973
Interest expense	35,259	58,557	48,628	28,757	16,077

Net interest income	123,895	110,812	105,866	95,187	83,896
Provision for loan losses	7,957	2,331	2,061	1,320	1,633
Noninterest income	49,453	48,273	44,668	44,180	38,823
Noninterest expense	91,587	86,827	83,017	75,487	65,885

Earnings before income taxes	73,804	69,927	65,456	62,560	55,201
Income tax expense	20,640	20,437	19,427	18,537	16,030

Net earnings	$53,164	$49,490	$46,029	$44,023	$39,171

Per Share Data:
Net earnings per share, basic	$2.56	$2.38	$2.22	$2.13	$1.90
Net earnings per share, assuming dilution	2.55	2.38	2.21	2.12	1.89
Cash dividends declared	1.34	1.26	1.18	1.10	1.00
Book value at period-end	17.73	16.16	14.51	13.34	12.84
Earnings performance ratios:
Return on average assets	1.74%	1.72%	1.68%	1.80%	1.82%
Return on average equity	15.27	15.87	16.20	16.17	15.09
Summary Balance Sheet Data (Period-end):
Securities	$1,318,406	$1,128,493	$1,129,313	$1,046,121	$854,334
Loans	1,566,143	1,528,020	1,373,735	1,288,604	1,164,223
Total assets	3,212,385	3,070,309	2,850,165	2,733,827	2,315,224
Deposits	2,582,753	2,546,083	2,384,024	2,366,277	1,994,312
Total liabilities	2,843,602	2,734,814	2,549,263	2,457,551	2,049,679
Total shareholders’ equity	368,782	335,495	300,901	276,276	265,545
Asset quality ratios:
Allowance for loan losses/period-end loans	1.37%	1.14%	1.18%	1.14%	1.19%
Nonperforming assets/period-end loans plus foreclosed assets	0.80	0.31	0.30	0.33	0.43
Net charge offs/average loans	0.25	0.07	0.04	0.10	0.12
Capital ratios:
Average shareholders’ equity/average assets	11.37%	10.84%	10.38%	11.11%	12.08%
Leverage ratio (1)	9.68	9.23	8.87	8.56	9.80
Tier 1 risk-based capital (2)	15.89	14.65	14.35	14.17	16.46
Total risk-based capital (3)	17.04	15.62	15.32	15.13	17.49
Dividend payout ratio	52.41	52.86	53.14	51.55	52.62

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.

(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.

(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets plus allowance for loan losses to the extent allowed under regulatory guidelines by risk-adjusted assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     You should read the following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2008 and 2007, and consolidated statements of earnings for the years 2006 through 2008 in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K. Average share information and earnings per share data related to our common stock have been adjusted to give effect to all stock splits and stock dividends, including the four-for-three stock split in the form of a 33% stock dividend effective June 1, 2005.
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
     The following discussion addresses (1) our allowance for loan losses and its provision for loan losses and (2) our valuation of securities, which we deem to be our most critical accounting policies. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period.
Allowance for Loan Losses:
     The allowance for loan losses is an amount we believe will be adequate to absorb inherent estimated losses on existing loans in which full collectibility is unlikely based upon our review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).
     Our methodology is based on guidance provide in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues” and includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” We also follow the guidance of the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued jointly by the OCC, the Federal Reserve Board, the FDIC, the National Credit Union Administration and the Office of Thrift Supervision. We have developed a loan review methodology that includes allowances assigned to certain classified loans, allowances assigned based upon estimated loss factors and qualitative reserves. The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners.

     Our allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with SFAS 114 based on probable losses on specific classified loans; (ii) general reserves determined in accordance with SFAS 5 that consider historical loss rates; and (iii) a qualitative reserve determined in accordance with SFAS 5 based upon general economic conditions and other qualitative risk factors both internal and external to the Company. We regularly evaluate our allowance for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All classified loans are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the loan portfolio less cash secured loans, government guaranteed loans and classified loans is multiplied by the Company’s historical loss rates. The qualitative reserves are determined by evaluating such things as current economic conditions and trends, changes in lending staff, policies or procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans.
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
     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of principal and interest is doubtful.
     Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price.
Valuation of Securities:
     The Company’s available-for-sale and trading securities portfolio is recorded at fair value.
     Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. We also adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 157-3 which provided additional guidance on valuation and disclosures. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.
     When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

Results of Operations
     Performance Summary. Net earnings for 2008 were $53.2 million, an increase of $3.7 million, or 7.4%, over net earnings for 2007 of $49.5 million. Net earnings for 2006 were $46.0 million. The increase in net earnings for 2008 over 2007 was primarily attributable to growth in net interest income. The increase in net earnings for 2007 over 2006 was primarily attributable to growth in net interest income and noninterest income.
     On a basic net earnings per share basis, net earnings were $2.56 for 2008 as compared to $2.38 for 2007 and $2.22 for 2006. The return on average assets was 1.74% for 2008 as compared to 1.72% for 2007 and 1.68% for 2006. The return on average equity was 15.27% for 2008 as compared to 15.87% for 2007 and 16.20% for 2006.
     Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $131.0 million in 2008 as compared to $116.1 million in 2007 and $110.5 million in 2006. The increase in 2008 compared to 2007 was largely attributable to the decrease in the rate paid on interest-bearing liabilities in an amount greater than the decrease in rates earned on interest earning assets and an increase in the volume of earning assets. Average earning assets increased $178.3 million in 2008 with loans contributing $109.1 million of the increase. The yield on earning assets decreased 72 basis points in 2008, whereas the rate paid on interest-bearing liabilities decreased 129 basis points. The increase in 2007 compared to 2006 resulted primarily from an increase in the volume of earnings assets, which was partially reduced by increases in the rates paid on interest bearing liabilities. Average earning assets were $2.803 billion in 2008, as compared to $2.624 billion in 2007 and $2.483 billion in 2006. The 2008 increase in average earning assets was attributable to internally generated loan growth and purchases of investment securities. The 2007 increase in average earning assets was attributable primarily to internally generated loan growth. Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.
     Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2008 Compared to 2007			2007 Compared to 2006
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change

Short-term investments	$207	$(2,179)	$(1,972)	$568	$213	$781
Taxable investment securities (1)	854	(1,448)	(594)	(1,904)	1,487	(417)
Tax-exempt investment securities (2)	2,809	570	3,379	3,228	(603)	2,625
Loans (1)	8,765	(17,972)	(9,207)	9,345	3,152	12,497

Interest income	12,635	(21,029)	(8,394)	11,237	4,249	15,486

Interest-bearing deposits	1,165	(20,035)	(18,870)	863	8,145	9,008
Short-term borrowings	695	(5,123)	(4,428)	2,181	(1,260)	921

Interest expense	1,860	(25,158)	(23,298)	3,044	6,885	9,929

Net interest income	$10,775	$4,129	$14,904	$8,193	$(2,636)	$5,557

(1)	Trading securities are included in taxable investment securities.

(2)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
     The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2006 through 2008. The net interest margin in 2008 was 4.67%, an increase of 24 basis points from 2007 and 21 basis points from 2006. The prime rate increased from 7.25% at January 1, 2006 to 8.25% at December 31, 2006 and returned to 7.25% at December 31, 2007. The prime rate decreased 400 basis points in 2008, finishing the year at 3.25%. Should interest rates remain at the current low levels in 2009, we anticipate that the impact of lower yields on loans and investment securities and competition for deposits will put pressure on our net interest margin.

     Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2008			2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Short-term investments	$80,495	$1,790	2.22%	$76,284	$3,762	4.93%	$64,056	$2,981	4.65%
Taxable investment securities (1)	851,099	38,286	4.50	832,807	38,881	4.67	875,247	39,298	4.49
Tax-exempt investment securities (2)	334,204	20,658	6.18	287,468	17,279	6.01	235,569	14,653	6.22
Loans (2)(3)	1,537,027	105,508	6.86	1,427,922	114,714	8.03	1,308,309	102,218	7.81

Total earning assets	2,802,825	166,242	5.93	2,624,481	174,636	6.66	2,483,181	159,150	6.41
Cash and due from banks	115,767			107,280			107,134
Bank premises and equipment, net	64,289			61,036			60,827
Other assets	35,776			34,075			35,283
Goodwill and other intangible assets, net	64,598			65,942			67,555
Allowance for loan losses	(19,226)			(16,621)			(15,666)

Total assets	$3,064,029			$2,876,193			$2,738,314

Liabilities and Shareholders’ Equity Interest-bearing deposits	$1,775,158	$33,110	1.87%	$1,736,227	$51,980	2.99%	$1,702,051	$42,972	2.52%
Short-term borrowings	178,721	2,149	1.20	161,648	6,577	4.07	120,566	5,656	4.69

Total interest-bearing liabilities	1,953,879	35,259	1.80	1,897,875	58,557	3.09	1,822,617	48,628	2.67

Noninterest-bearing deposits	741,418			649,642			611,023
Other liabilities	20,461			16,878			20,557

Total liabilities	2,715,758			2,564,395			2,454,197
Shareholders’ equity	348,271			311,798			284,117

Total liabilities and shareholders’ equity	$3,064,029			$2,876,193			$2,738,314

Net interest income		$130,983			$116,079			$110,522

Rate Analysis:
Interest income/earning assets			5.93%			6.66%			6.41%
Interest expense/earning assets			1.26			2.23			1.95

Net yield on earning assets			4.67%			4.43%			4.46%

(1)	Trading securities are included in taxable investment securities.

(2)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(3)	Nonaccrual loans are included in loans.
     Noninterest Income. Noninterest income for 2008 was $49.5 million, an increase of $1.2 million, or 2.4%, as compared to 2007. The increase is primarily attributable to (1) an increase of $1.4 million in ATM and credit card fees primarily as a result of increased use of debit cards, (2) an increase of $902 thousand in the net gain on securities transactions, and (3) an increase of $694 thousand in trust fees. The fair value of our trust assets, which are not reflected in our balance sheet, totaled $1.882 billion at December 31, 2008 compared to $1.803 billion at December 31, 2007. These increases were partially offset by (1) a decrease of $811 thousand in real estate mortgage fees, (2) a decrease of $323 thousand in service charges on deposit accounts and (3) a decrease of $238 thousand in the gain on sale of student loans. The decrease in real estate mortgage fees reflected the slowdown in residential lending activity. The decline in service charges on deposit accounts was the result of a decrease in customer overdraft fees. In 2008, we sold student loans totaling $63.0 million compared to $64 million in 2007. Due to changes in the market for student loans, the Company does not currently anticipate significant net revenues from the sale of such loans in 2009.
     Noninterest income for 2007 was $48.3 million, an increase of $3.6 million, or 8.1%, as compared to 2006. The increase is primarily attributable to (1) an increase of $1.3 million in ATM and credit card fees primarily as a result of increased use of debit cards, (2) an increase of $1.1 million in trust fees, (3) an increase in mortgage loan fees of $808 thousand, and (4) an increase in service charges on deposit accounts of $470 thousand. The fair value of our trust assets totaled $1.803 billion at December 31, 2007, compared to $1.693 billion at December 31, 2006. These increases were partially offset by a decrease of $228 thousand in the gain on the sale of student loans. In 2007, we sold student loans totaling $64 million compared to $72 million in 2006.

     Table 3 — Noninterest Income (in thousands):

		Increase		Increase
	2008	(Decrease)	2007	(Decrease)	2006

Trust fees	$9,441	$694	$8,747	$1,082	$7,665
Service charges on deposit accounts	22,597	(323)	22,920	470	22,450
Real estate mortgage fees	2,536	(811)	3,347	808	2,539
Gain on sale of student loans	1,675	(238)	1,913	(228)	2,141
ATM and credit card fees	8,904	1,383	7,521	1,307	6,214
Net gain on securities transactions	1,052	902	150	88	62
Other:
Net gain (loss) on sale of other real estate	5	(103)	108	118	(10)
Check printing fees	489	(106)	595	(74)	669
Safe deposit rental fees	446	(3)	449	5	444
Exchange fees	135	(30)	165	(24)	189
Credit life and debt protection fees	203	(60)	263	44	219
Data processing fees	91	(18)	109	(30)	139
Brokerage commissions	349	157	192	(2)	194
Interest on loan recoveries	347	63	284	(18)	302
Miscellaneous income	1,183	(327)	1,510	59	1,451

Total other	3,248	(427)	3,675	78	3,597

Total Noninterest Income	$49,453	$1,180	$48,273	$3,605	$44,668

     Noninterest Expense. Total noninterest expense for 2008 was $91.6 million, an increase of $4.8 million, or 5.5%, as compared to 2007. Noninterest expense for 2007 amounted to $86.8 million, an increase of $3.8 million, or 4.6%, as compared to 2006. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2008 was 50.76% compared to 52.83% for 2007, and 53.49% for 2006.
     Salaries and employee benefits for 2008 totaled $49.3 million, an increase of $2.3 million, or 5.0%, as compared to 2007. The primary causes of this increase were higher levels of contributions to the Company’s profit sharing plan, overall pay increases effective during the first quarter of 2008 and an increase in employee medical expenses.
     All other categories of non interest expense for 2008 totaled $42.3 million, an increase of $2.4 million, or 6.1%, as compared to 2007. Net occupancy expense increased $842 thousand primarily as a result of higher utilities expense and three new branches. ATM and debit card interchange expenses increased $586 thousand reflecting increased debit card use by our customers, as seen in the increase in the related income above. Equipment expense increased $327 thousand reflecting ongoing investments in technology. Professional and service fees increased $305 thousand as a result of an increase in actuarial fees related to the Company’s pension plan and higher expenses related to the treasury management services offered to Company’s customers.
     Salaries and employee benefits for 2007 totaled $46.9 million, an increase of $2.8 million, or 6.3%, as compared to 2006. The primary causes of this increase were higher levels of contributions to the Company’s profit sharing plan and overall pay increases effective during the first quarter of 2007.
     All other categories of non interest expense for 2007 totaled $39.9 million, an increase of $1.0 million, or 2.7%, as compared to 2006. ATM and debit card interchange expenses increased $465 thousand reflecting increased debit card use by our customers, as seen in the increase in the related income above. Legal fees increased $232 thousand. Operational and other losses were $220 thousand more in 2007 than in 2006. These losses come from increased charge-offs relating to demand accounts and other losses attributable to fraud. Partially offsetting the increase in noninterest expense were decreases in correspondent bank service charges as a result of maintaining higher compensating balances and in courier expense from the increased use of imaged check clearing and remote deposit capture.

     Table 4 — Noninterest Expense (in thousands):

		Increase		Increase
	2008	(Decrease)	2007	(Decrease)	2006
Salaries	$38,263	$1,619	$36,644	$1,427	$35,217
Medical	3,335	605	2,730	85	2,645
Profit sharing	3,406	186	3,220	1,104	2,116
Pension	134	(176)	310	(27)	337
401(k) match expense	1,133	6	1,127	86	1,041
Payroll taxes	2,788	95	2,693	26	2,667
Stock option expense	226	6	220	63	157

Total salaries and employee benefits	49,285	2,341	46,944	2,764	44,180

Net occupancy expense	6,735	842	5,893	(93)	5,986
Equipment expense	7,547	327	7,220	181	7,039
Intangible amortization	1,204	(291)	1,495	4	1,491

Other:
Data processing fees	415	24	391	41	350
Postage	1,437	22	1,415	(4)	1,419
Printing, stationery and supplies	1,891	(113)	2,004	(63)	2,067
Advertising	1,201	22	1,179	(45)	1,224
Correspondent bank service charges	1,169	16	1,153	(200)	1,353
ATM expense	3,921	586	3,335	465	2,870
Credit card fees	522	(14)	536	8	528
Telephone	1,266	9	1,257	(45)	1,302
Public relations and business development	1,390	81	1,309	61	1,248
Directors’ fees	705	55	650	18	632
Audit and accounting fees	1,368	193	1,175	72	1,103
Legal fees	518	(41)	559	232	327
Professional and service fees	2,285	305	1,980	164	1,816
Regulatory exam fees	811	26	785	38	747
FDIC assessment fees	652	374	278	(11)	289
Travel	629	41	588	64	524
Courier expense	775	15	760	(203)	963
Operational and other losses	1,317	(544)	1,861	220	1,641
Other miscellaneous expense	4,544	484	4,060	142	3,918

Total other	26,816	1,541	25,275	954	24,321

Total Noninterest Expense	$91,587	$4,760	$86,827	$3,810	$83,017

     Income Taxes. Income tax expense was $20.6 million for 2008 as compared to $20.4 million for 2007 and $19.4 million for 2006. Our effective tax rates on pretax income were 28.0%, 29.2% and 29.7%, respectively, for the years 2008, 2007 and 2006. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Balance Sheet Review
     Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of December 31, 2008, total loans were $1.566 billion, an increase of $38.1 million, as compared to December 31, 2007. As compared to year-end 2007, real estate loans increased $14.3 million, commercial, financial and agricultural loans decreased $7.8 million, and consumer loans increased $31.5 million. Included in consumer loans were student loans held for sale of $51.8 million and $32.3 million as of December 31, 2008 and 2007, respectively. Loans averaged $1.537 billion during 2008, an increase of $109.1 million over the prior year average balances.
     Table 5 — Composition of Loans (in thousands):

	December 31,
	2008	2007	2006	2005	2004

Commercial, financial and agricultural	$485,707	$493,478	$430,286	$410,191	$385,193
Real estate — construction	158,000	196,250	155,285	112,892	107,148
Real estate — mortgage	678,788	626,146	591,893	568,793	494,524
Consumer, net of unearned income	243,648	212,146	196,271	196,728	177,358

	$1,566,143	$1,528,020	$1,373,735	$1,288,604	$1,164,223

     Our real estate loans represent approximately 53.4% of our loan portfolio and are comprised of (i) commercial real estate loans (32%), generally owner occupied, (ii) 1-4 family residence loans (31%), (iii) residential development and construction loans (12%), which includes our custom and speculation home construction loans, (iv) commercial development and construction loans (6%) and (v) other (19%).
     Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2008 (in thousands):
     The following tables summarize maturity and repricing information for the commercial, financial, and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2008:

		After One
		Year
	One Year	Through	After Five
	or less	Five Years	Years	Total
Commercial, financial, and agricultural	$282,768	$144,021	$58,918	$485,707
Real estate — construction	92,942	44,502	20,556	158,000

	$375,710	$188,523	$79,474	$643,707

Maturities
After One Year
Loans with fixed interest rates	$176,037
Loans with floating or adjustable interest rates	91,960

$267,997

     Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which are comprised of nonperforming loans and foreclosed assets, were $12.5 million at December 31, 2008, as compared to $4.7 million at December 31, 2007 and $4.1 million at December 31, 2006. As a percent of loans and foreclosed assets, nonperforming assets were 0.80% at December 31, 2008, as compared to 0.31% at December 31, 2007 and 0.30% at December 31, 2006. The increased level of nonperforming assets in 2008 is a result of slowing real estate market and national and state economy. We believe the level of nonperforming assets to be manageable and are not aware of any material classified credit not properly disclosed as nonperforming at December 31, 2008.

     Table 7 — Nonperforming Assets (in thousands, except percentages):

	At December 31,
	2008	2007	2006	2005	2004

Nonaccrual loans	$9,893	$3,189	$3,529	$3,524	$4,142
Loans still accruing and past due 90 days or more	36	36	129	15	120
Restructured loans	—	—	—	—	—

Nonperforming loans	9,929	3,225	3,658	3,539	4,262
Foreclosed assets	2,602	1,506	453	705	779

Total nonperforming assets	$12,531	$4,731	$4,111	$4,244	$5,041

As a % of loans and foreclosed assets	0.80%	0.31%	0.30%	0.33%	0.43%
          We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $409,000, $100,000 and $91,000 during the years ended December 31, 2008, 2007, and 2006, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2008, 2007, and 2006, respectively, such income would have approximated $624,000, $358,000 and $396,000.
          Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to provide for losses on loans that we deem are uncollectible. We determine the allowance and the required provision expense by reviewing general loss experience and the performance of specific credits. The provision for loan losses was $8.0 million for 2008 as compared to $2.3 million for 2007 and $2.1 million for 2006. The increase in the provision in 2008 was due to concern for a slowing real estate market and national economy and a higher level of nonperforming assets. The increase in 2007 compared with 2006 was due to growth in the loan portfolio and a slowing national real estate market. As a percent of average loans, net loan charge-offs were 0.25% during 2008, 0.07% during 2007 and 0.04% during 2006. The allowance for loan losses as a percent of loans was 1.37% as of December 31, 2008, as compared to 1.14% as of December 31, 2007. Included in Tables 8 and 9 are further analysis of our allowance for loan losses compared to nonperforming assets and charge-offs.
     Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. The current downturn in the economy or lower employment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

     Table 8 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2008	2007	2006	2005	2004

Balance at January 1,	$17,462	$16,201	$14,719	$13,837	$11,576
Allowance established from purchase acquisitions	—	—	—	793	1,858

	17,462	16,201	14,719	14,630	13,434
Charge-offs:
Commercial, financial and agricultural	3,633	1,056	956	867	873
Consumer	1,082	742	865	1,088	1,075
All other	—	—	—	2	41

Total charge-offs	4,715	1,798	1,821	1,957	1,989

Recoveries:
Commercial, financial and agricultural	475	346	747	213	342
Consumer	350	376	487	507	402
All other	—	6	8	6	15

Total recoveries	825	728	1,242	726	759

Net charge-offs	3,890	1,070	579	1,231	1,230

Provision for loan losses	7,957	2,331	2,061	1,320	1,633

Balance at December 31,	$21,529	$17,462	$16,201	$14,719	$13,837

Loans at year-end	$1,566,143	$1,528,020	$1,373,735	$1,288,604	$1,164,223
Average loans	1,537,027	1,427,922	1,308,309	1,209,095	1,044,010

Net charge-offs/average loans	0.25%	0.07%	0.04%	0.10%	0.12%
Allowance for loan losses/year-end loans	1.37	1.14	1.18	1.14	1.19
Allowance for loan losses/nonperforming loans	216.83	541.49	442.94	415.91	324.67
     Table 9 — Allocation of Allowance for Loan Losses (in thousands):

	2008	2007	2006	2005	2004
	Allocation	Allocation	Allocation	Allocation	Allocation
	Amount	Amount	Amount	Amount	Amount
Commercial, financial and agricultural	$8,687	$7,786	$7,808	$5,962	$6,293
Real estate — construction	4,938	1,887	1,357	855	922
Real estate — mortgage	6,634	6,117	5,483	6,572	4,636
Consumer	1,270	1,672	1,553	1,330	1,986

Total	$21,529	$17,462	$16,201	$14,719	$13,837

     Percent of Total Loans:

	2008	2007	2006	2005	2004
Commercial, financial and agricultural	31.01%	32.30%	31.32%	31.83%	33.09%
Real estate — construction	10.09	12.84	11.30	8.76	9.20
Real estate — mortgage	43.34	40.98	43.09	44.14	42.48
Consumer, net of unearned income	15.56	13.88	14.29	15.27	15.23
     Certain loans classified for regulatory purposes as doubtful and substandard are included in the nonperforming asset table. Also included in classified loans are certain other loans that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing but for which known information about trends or uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $6.7 million as of December 31, 2008.

          Trading Securities. As of December 31, 2008, trading securities totaled $56.0 million. The trading securities portfolio is a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities are carried at estimated fair value with unrealized gains and losses included in earnings. The average balance on trading securities in 2008 was $37.6 million and the average yield was 1.99%. The Company did not hold trading securities in 2007 or 2006. The Company purchased trading securities in 2008 to improve its yield to and diversify its Federal Funds sold portfolio.
          Available-for-Sale and Held-to-Maturity Securities. At December 31, 2008, securities with an amortized cost of $23.5 million were classified as securities held-to-maturity and securities with a fair value of $1.239 billion were classified as securities available-for-sale. As compared to December 31, 2007, the available for sale portfolio at December 31, 2008, reflected (1) an increase of $11.7 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies; (2) an increase of $89.3 million in obligations of states and political subdivisions; (3) a $22.8 million increase in corporate bonds; and (4) a $24.3 million increase in mortgage-backed securities. As compared to December 31, 2006, the available for sale portfolio at December 31, 2007 reflected (1) a decrease of $85.5 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies; (2) an increase of $43.8 million in obligations of states and political subdivisions; (3) a decrease of $23.7 million in corporate bonds; and (4) an increase of $59.6 million in mortgage-backed securities. We did not hold any high risk collateralized mortgage obligations or structured notes as of December 31, 2008. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
     See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2008 and 2007.
     Table 10 — Composition of Available-for-Sale and Held-to-Maturity Securities (dollars in thousands):

	At December 31,
	2008		2007		2006
Held-to-Maturity:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of states and political subdivisions	$22,574	$23,156	$25,042	$25,860	$25,007	$25,881
Mortgage-backed securities	919	917	1,373	1,389	1,975	1,992
Other securities	—	—	4	4	4	4

	$23,493	$24,073	$26,419	$27,253	$26,986	$27,877

Available-for-Sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$315,981	$330,046	$314,894	$318,381	$407,795	$403,855
Obligations of states and political subdivisions	380,009	379,997	286,293	290,714	242,748	246,958
Corporate bonds	66,550	68,448	45,345	45,683	69,341	69,363
Mortgage-backed securities	444,352	453,924	427,504	429,596	375,794	370,013
Other securities	6,328	6,507	17,588	17,700	12,092	12,138

	$1,213,220	$1,238,922	$1,091,624	$1,102,074	$1,107,770	$1,102,327

     Table 11 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at December 31, 2008 (in thousands, except percentages):

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$10,414	7.50%	$11,627	7.22%	$240	6.44%	$293	6.56%	$22,574	7.33%
Mortgage-backed securities	175	6.40%	492	5.21%	237	4.90%	15	5.29%	919	5.36%

Total	$10,589	7.49%	$12,119	7.14%	$477	5.68%	$308	6.42%	$23,493	7.26%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government sponsored-enterprises and agencies	$73,546	4.48%	$256,500	4.04%	$—	—	$—	—	$330,046	4.14%
Obligations of states and political subdivisions	18,570	6.91%	111,778	5.89%	110,251	5.89%	139,398	5.93%	379,997	5.95%
Corporate bonds and other securities	14,439	4.12%	49,115	5.09%	11,401	7.10%	—	—	74,955	5.22%
Mortgage-backed securities	9,451	4.77%	341,472	4.99%	100,568	4.96%	2,433	5.51%	453,924	4.98%

Total	$116,006	4.85%	$758,865	4.81%	$222,220	5.67%	$141,831	5.92%	$1,238,922	5.07%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Total Available-for-Sale and
Held- to-Maturity Securities:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government sponsored-enterprises and agencies	$73,546	4.48%	$256,500	4.04%	$—	—	$—	—	$330,046	4.14%
Obligations of states and political subdivisions	28,984	7.13%	123,405	6.02%	110,491	5.89%	139,691	5.93%	402,571	6.03%
Corporate bonds and other securities	14,439	4.12%	49,115	5.07%	11,401	7.10%	—	—	74,955	5.20%
Mortgage-backed securities	9,626	4.80%	341,964	5.00%	100,805	4.96%	2,448	5.50%	454,843	4.99%

Total	$126,595	5.07%	$770,984	4.85%	$222,697	5.53%	$142,139	5.92%	$1,262,415	5.11%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

     Table 12 — Disclosure of Available-for-Sale and Held-to-Maturity Securities with Continuous Unrealized Loss
     The following tables disclose, as of December 31, 2008 and 2007, our available-for-sale and held-to- maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Obligations of state and political subdivisions	$155,518	$5,288	$658	$24	$156,176	$5,312
Mortgage-backed securities	4,016	9	15,749	76	19,765	85
Corporate and other securities	19,701	377	—	—	19,701	377

Total	$179,235	$5,674	$16,407	$100	$195,642	$5,774

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2007	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$8,978	$28	$93,466	$290	$102,444	$318
Obligations of state and political subdivisions	40,622	353	26,521	412	67,143	765
Mortgage-backed securities	55,676	80	115,141	1,600	170,817	1,680
Corporate and other securities	7,021	60	5,231	19	12,252	79

Total	$112,297	$521	$240,359	$2,321	$352,656	$2,842

     The number of investment positions in this unrealized loss position totaled 493 at December 31, 2008. We do not believe these unrealized losses are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value and (2) it is probable that we will be able to collect the amounts contractually due. The unrealized losses noted are interest rate related due to the level of short-term and intermediate interest rates at December 31, 2008. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
     The portfolio had an overall tax equivalent yield of 5.13% at December 31, 2008. At December 31, 2008, the investment portfolio had a weighted average life of 4.66 years and modified duration of 3.95 years.
     Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $2.583 billion as of December 31, 2008, as compared to $2.546 billion as of December 31, 2007 and $2.384 billion as of December 31, 2006. Table 13 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more:

     Table 13 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest-bearing deposits	$741,418	—	$649,642	—	$611,023	—
Interest-bearing deposits
Interest-bearing checking	591,959	0.91%	571,523	1.84%	563,573	1.62%
Savings and money market accounts	434,294	0.83	361,778	1.48	384,102	1.29
Time deposits under $100,000	401,335	3.11	431,955	4.34	414,511	3.67
Time deposits of $100,000 or more	347,570	3.35	370,991	4.68	339,865	4.01

Total interest-bearing deposits	1,775,158	1.87%	1,736,227	2.99%	1,702,051	2.52%

Total average deposits	$2,516,576		$2,385,869		$2,313,074

As of December 31,
2008
Three months or less	$150,405
Over three through six months	77,738
Over six through twelve months	79,378
Over twelve months	26,185

Total time deposits of $100,000 or more	$333,706

          Short-Term Borrowings. Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $236 million, $166 million and $143 million at December 31, 2008, 2007, and 2006, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds. The average balance of federal funds purchased and securities sold under repurchase agreements was $179 million, $162 million and $121 million in 2008, 2007 and 2006 respectively. The average rate paid on federal funds purchased and securities sold under repurchase agreements was 1.20%, 4.07% and 4.69% in 2008, 2007 and 2006, respectively. The weighted average rate on federal funds purchased and securities sold under repurchase agreements was 0.41%, 2.87% and 4.77% at December 31, 2008, 2007 and 2006, respectively. The highest amount of federal funds purchased and securities sold under repurchase agreements at any month end during 2008, 2007 and 2006 was $236 million, $196 million and $143 million, respectively.
Capital Resources
     We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
     Total shareholders’ equity was $368.8 million, or 11.5% of total assets, at December 31, 2008, as compared to $335.5 million, or 10.9% of total assets, at December 31, 2007. During 2008, total shareholders’ equity averaged $348.3 million, or 11.4% of average assets, as compared to $311.8 million, or 10.8% of average assets, during 2007.
     Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of December 31, 2008, our total risk-based and leverage capital ratios were 17.04% and 9.68%, respectively, as compared to total risk-based and leverage capital ratios of 15.62% and 9.23% as of December 31, 2007. We believe by all measurements our capital ratios remain well above regulatory minimums.

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
     Each of our subsidiary banks has an asset liability management committee that monitors interest rate risk and compliance with investment policies; there is also a holding company-wide committee that monitors the aggregate company’s interest rate risk and compliance with investment policies. The Company and each subsidiary bank utilize an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.
     As of December 31, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.20% and 2.56%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 50 and 100 basis points would result in negative variances in net interest income of 0.58% and 1.86%, respectively, relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
     Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.
Liquidity
     Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 14 and 15. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $235.6 million at December 31, 2008, and an unfunded $50.0 million line of credit established with a nonaffiliated bank which matures on December 31, 2009. First Financial Bank, N. A., Abilene also has federal funds purchased lines of credit with two non-affiliated banks totaling $60.0 million.

     On December 19, 2008, the Company renewed its loan agreement, effective December 31, 2008, with The Frost National Bank. Under the loan agreement, as renewed and amended, the Company is permitted to draw up to $50.0 million on a revolving line of credit. Prior to December 31, 2009, interest is paid quarterly at Wall Street Journal Prime and the line of credit matures December 31, 2009. If a balance exists at December 31, 2009, the principal balance coverts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured for an outstanding balance less than or equal to $25.0 million and secured by the stock of a subsidiary bank should the balance exceed $25.0 million. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. There was no outstanding balance under the line of credit as of December 31, 2008 or 2007.
     Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.
     In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash at our parent company, which totaled $35.6 million at December 31, 2008, available dividends from subsidiary banks which totaled $32.4 million at December 31, 2008, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.
     Table 14 — Contractual Obligations As of December 31, 2008 (in thousands):

	Payment Due by Period
		Less than 1			Over 5
	Total Amounts	year	2 – 3 years	4 – 5 years	years

Deposits with stated maturity dates	$710,020	$641,357	$59,489	$9,174	$—
Operating Leases	1,591	558	804	217	12
Outsourcing Service Contracts	1,150	960	190	—	—

Total Contractual Obligations	712,761	642,875	60,483	9,391	12

     Amounts above for deposits do not include related accrued interest.
     Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets.
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
     Table 15 — Commitments As of December 31, 2008 (in thousands):

	Total Notional
	Amounts	Less than 1			Over 5
	Committed	year	2 – 3 years	4 – 5 years	years

Unfunded lines of credit	$290,796	$282,273	$1,944	$2,260	$4,319
Unfunded commitments to extend credit	57,268	38,380	7,103	3,897	7,888
Standby letters of credit	16,201	9,983	5,022	1,196	—

Total Commercial Commitments	$364,265	$330,636	$14,069	$7,353	$12,207

     We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.
     Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At December 31, 2008, approximately $32.4 million was available for the payment of intercompany dividends by the subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $39.7 million in 2008 and $42.3 million in 2007.
     Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 52.4%, 52.9% and 53.1% of net earnings, respectively, in 2008, 2007 and 2006. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. Also see “Payments of Dividends”.
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
     To pay dividends, we and our subsidiary banks must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve Board, the FDIC and the OCC have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our management considers interest rate risk to be a significant market risk for us. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources—Interest Rate Risk” for disclosure regarding this market risk.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements begin on page F-1.
Quarterly Results of Operations (in thousands, except per share and common stock data):
     The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2008 and 2007. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2008
	4th	3rd	2nd	1st
Summary Income Statement Information:
Interest income	$39,239	$39,218	$38,951	$41,746
Interest expense	6,593	7,819	8,931	11,917

Net interest income	32,646	31,399	30,020	29,829
Provision for loan losses	3,683	1,765	1,441	1,068

Net interest income after provision for loan losses	28,963	29,634	28,579	28,761
Noninterest income	11,049	12,145	13,289	11,919
Net gain on securities transactions	346	146	166	393
Noninterest expense	22,532	23,385	23,009	22,661

Earnings before income taxes	17,826	18,540	19,025	18,412
Income tax expense	4,787	5,179	5,423	5,250

Net earnings	$13,039	$13,361	$13,602	$13,162

Per Share Data:
Net earnings per share, basic	$0.63	$0.64	$0.65	$0.63
Net earnings per share, assuming dilution	0.62	0.64	0.65	0.63
Cash dividends declared	0.34	0.34	0.34	0.32
Book value at period-end	17.73	16.85	16.54	16.93
Common stock sales price: (1)
High	56.32	67.00	47.12	42.16
Low	41.30	43.01	40.43	35.49
Close	55.21	51.88	45.81	40.98

	2007
	4th	3rd	2nd	1st
Summary Income Statement Information:
Interest income	$43,482	$42,556	$42,259	$41,072
Interest expense	14,229	14,816	15,013	14,499

Net interest income	29,253	27,740	27,246	26,573
Provision for loan losses	1,377	475	237	242

Net interest income after provision for loan losses	27,876	27,265	27,009	26,331
Noninterest income	12,320	11,996	12,972	10,836
Net gain on securities transactions	70	(5)	—	84
Noninterest expense	22,730	21,983	21,248	20,867

Earnings before income taxes	17,536	17,273	18,733	16,384
Income tax expense	5,030	5,022	5,463	4,922

Net earnings	$12,506	$12,251	$13,270	$11,462

Per Share Data:
Net earnings per share, basic	$0.60	$0.59	$0.64	$0.55
Net earnings per share, assuming dilution	0.60	0.59	0.64	0.55
Cash dividends declared	0.32	0.32	0.32	0.30
Book value at period-end	16.16	15.51	14.76	14.85
Common stock sales price: (1)
High	$42.62	$44.00	$42.71	$43.69
Low	35.53	35.19	37.33	39.79
Close	37.65	40.18	38.81	41.82

(1)	These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
     As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
     A control system, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14 (c) and Rule 15d-14 (c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of December 31, 2008.

     Subsequent to our evaluation, there were no significant changes in internal controls over financial reporting or other factors that have materially affected, or is reasonably likely to materially affect, these internal controls.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Management of First Financial Bankshares, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. First Financial Bankshares, Inc. and subsidiaries’ internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.
First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 16, 2009, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders of
First Financial Bankshares, Inc.
We have audited First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Financial Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Financial Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of First Financial Bankshares, Inc. and our report dated February 18, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 18, 2009

ITEM 9B.	OTHER INFORMATION
     On February 23, 2009, the Board of Directors of the Company amended the Amended and Restated Bylaws, as amended (the “Bylaws”), of the Company to clarify the vote requirement for the election of the Company’s directors. No other changes to the Company’s Bylaws were made. A copy of the amendment to the Bylaws is attached as Exhibit 3.2 to this report.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is hereby incorporated by reference from our 2009 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our 2009 proxy statement. The following chart gives aggregate information under our equity compensation plans as of December 31, 2008.

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in
	Warrants and Rights	Warrants and Rights	Far Left Column)
Equity compensation plans approved by security holders	226,264	$32.65	587,271
Equity compensation plans not approved by security holders	—	—	—

Total	226,264	$32.65	587,271

     The remainder of the information required by Item 12 is incorporated by reference from our 2009 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is hereby incorporated by reference from our 2009 proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is hereby incorporated by reference from our 2009 proxy statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1)	Financial Statements -

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Earnings for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

FIRST FINANCIAL BANKSHARES, INC.
Date: February 24, 2009	By:	/s/ F. SCOTT DUESER
F. SCOTT DUESER
Chairman of the Board, Director, President and Chief Executive Officer (Principal Executive Officer)

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

Name	Title	Date

/s/ F. SCOTT DUESER F. Scott Dueser	Chairman of the Board, Director, President, and Chief Executive Officer (Principal Executive Officer)	February 24, 2009

/s/ J. BRUCE HILDEBRAND J. Bruce Hildebrand	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2009

/s/ TUCKER S. BRIDWELL Tucker S. Bridwell	Director	February 24, 2009

/s/ JOSEPH E. CANON Joseph E. Canon	Director	February 24, 2009

/s/ MAC A. COALSON Mac A. Coalson	Director	February 24, 2009

/s/ DAVID COPELAND David Copeland	Director	February 24, 2009

Name	Title	Date

/s/MURRAY EDWARDS Murray Edwards	Director	February 24, 2009

/s/ DERRELL E. JOHNSON Derrell E. Johnson	Director	February 24, 2009

/s/ KADE L. MATTHEWS Kade L. Matthews	Director	February 24, 2009

/s/ KENNETH T. MURPHY Kenneth T. Murphy	Director	February 24, 2009

/s/ DIAN GRAVES STAI Dian Graves Stai	Director	February 24, 2009

/s/ F. L. STEPHENS F. L. Stephens	Director	February 24, 2009

/s/ JOHNNY TROTTER Johnny Trotter	Director	February 24, 2009

Exhibits Index
The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).

*3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant.

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.2	—	Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.3	—	Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 3, 2006).

10.4	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998).

10.5	—	2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders).

10.6	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed December 31, 2004).

10.7	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).

10.8	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed December 31, 2006).

10.9	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed December 31, 2007).

10.10	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q filed July 25, 2008).

10.11	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 22, 2008).

*21.1	—	Subsidiaries of the Registrant.

*23.1	—	Consent of Ernst & Young LLP.

24.1	—	Power of Attorney (included on signature page of this Form 10-K).

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
First Financial Bankshares, Inc.
We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 18, 2009

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS

CASH AND DUE FROM BANKS	$137,569,957	$163,559,942

FEDERAL FUNDS SOLD	27,660,000	99,450,000

INTEREST-BEARING DEPOSITS IN BANKS	3,658,037	1,878,434

Total cash and cash equivalents	168,887,994	264,888,376

TRADING SECURITIES, at fair value	55,990,882	—

SECURITIES HELD-TO-MATURITY (fair value of $24,072,925 in 2008 and $27,253,367 in 2007)	23,493,088	26,419,040

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,238,921,868	1,094,492,701

LOANS:
Held for investment	1,511,420,878	1,492,223,308
Held for sale	54,721,837	35,796,281

	1,566,142,715	1,528,019,589
Less- allowance for loan losses	(21,528,860)	(17,461,514)

Net loans	1,544,613,855	1,510,558,075

BANK PREMISES AND EQUIPMENT, net	65,675,138	61,670,159

INTANGIBLE ASSETS	64,002,968	65,207,169

OTHER ASSETS	50,798,861	47,073,892

Total assets	$3,212,384,654	$3,070,309,412

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$797,077,004	$739,180,980

INTEREST-BEARING DEPOSITS	1,785,676,148	1,806,902,038

Total deposits	2,582,753,152	2,546,083,018

DIVIDENDS PAYABLE	7,071,342	6,645,590

SHORT-TERM BORROWINGS	235,598,268	166,266,426

OTHER LIABILITIES	18,179,664	15,818,916

Total liabilities	2,843,602,426	2,734,813,950

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value; authorized 40,000,000 shares; 20,799,198 and 20,766,848 issued at December 31, 2008 and 2007, respectively	207,992	207,669
Capital surplus	268,087,449	267,136,338
Retained earnings	89,637,172	64,333,921
Treasury stock (shares at cost: 158,811 and 155,415 at December 31, 2008 and 2007, respectively)	(3,500,436)	(3,170,304)
Deferred Compensation	3,500,436	3,170,304
Accumulated other comprehensive earnings	10,849,615	3,817,534

Total shareholders’ equity	368,782,228	335,495,462

Total liabilities and shareholders’ equity	$3,212,384,654	$3,070,309,412

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
INTEREST INCOME:
Interest and fees on loans	$104,887,230	$114,333,665	$101,864,998
Interest on investment securities:
Taxable	37,538,846	38,880,569	39,297,823
Exempt from federal income tax	14,191,012	12,393,019	10,350,154
Interest on trading securities	747,426	—	—
Interest on federal funds sold and interest-bearing deposits in banks	1,789,516	3,761,708	2,980,973

Total interest income	159,154,030	169,368,961	154,493,948

INTEREST EXPENSE:
Interest on deposits	33,110,183	51,979,999	42,972,105
Other	2,148,672	6,577,340	5,655,579

Total interest expense	35,258,855	58,557,339	48,627,684

Net interest income	123,895,175	110,811,622	105,866,264

PROVISION FOR LOAN LOSSES	7,956,798	2,331,172	2,061,088

Net interest income after provision for loan losses	115,938,377	108,480,450	103,805,176

NONINTEREST INCOME:
Trust fees	9,440,936	8,746,756	7,664,810
Service charges on deposit accounts	22,596,535	22,919,519	22,449,963
ATM and credit card fees	8,904,182	7,520,988	6,213,964
Real estate mortgage operations	2,536,257	3,346,547	2,538,913
Net gain on securities transactions	1,051,822	149,891	62,091
Net gain on sale of student loans	1,675,420	1,913,407	2,141,477
Net gain (loss) on sale of other real estate	4,916	107,875	(9,947)
Other	3,243,057	3,567,888	3,606,731

Total noninterest income	49,453,125	48,272,871	44,668,002

NONINTEREST EXPENSE:
Salaries and employee benefits	49,284,653	46,943,935	44,179,620
Net occupancy expense	6,734,968	5,893,468	5,985,527
Equipment expense	7,546,928	7,220,339	7,039,009
Printing, stationery and supplies	1,890,843	2,003,814	2,067,251
Correspondent bank service charges	1,168,863	1,153,015	1,352,793
Amortization of intangible assets	1,204,200	1,494,931	1,491,393
Other expenses	23,756,936	22,117,373	20,901,600

Total noninterest expense	91,587,391	86,826,875	83,017,193

EARNINGS BEFORE INCOME TAXES	73,804,111	69,926,446	65,455,985

INCOME TAX EXPENSE	20,639,825	20,436,841	19,426,769

NET EARNINGS	$53,164,286	$49,489,605	$46,029,216

NET EARNINGS PER SHARE, BASIC	$2.56	$2.38	$2.22

NET EARNINGS PER SHARE, ASSUMING DILUTION	$2.55	$2.38	$2.21

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

NET EARNINGS	$53,164,286	$49,489,605	$46,029,216

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	16,322,499	16,042,662	3,979,897

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(1,051,822)	(149,891)	(62,091)

Minimum liability pension adjustment, before income tax	(4,452,089)	124,572	(174,063)

Total other items of comprehensive earnings	10,818,588	16,017,343	3,743,743

Income tax benefit (expense) related to:
Investment securities	(5,344,737)	(5,562,470)	(1,371,232)
Minimum liability pension adjustment	1,558,231	(43,600)	60,922

	(3,786,506)	(5,606,070)	(1,310,310)

COMPREHENSIVE EARNINGS	$60,196,368	$59,900,878	$48,462,649

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2008, 2007 and 2006

								Accumulated
								Other
								Comprehensive	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Earnings	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Losses)	Equity
BALANCE, December 31, 2005	20,714,401	$207,144,010	$58,712,508	$19,434,606	(145,322)	$(2,592,413)	$2,592,413	$(9,015,317)	$276,275,807
Change in par value of common stock from $10.00 to $0.01	—	(206,971,541)	206,971,541	—	—	—	—	—	—
Net earnings	—	—	—	46,029,216	—	—	—	—	46,029,216
Stock issuances	24,726	34,923	405,793	—	—	—	—	—	440,716
Cash dividends declared, $1.18 per share	—	—	—	(24,460,222)	—	—	—	—	(24,460,222)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(113,141)	(113,141)
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related taxes	—	—	—	—	—	—	—	2,546,574	2,546,574
Additional tax benefit related to directors’ deferred compensation plan	—	—	24,996	—	—	—	—	—	24,996
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(7,865)	(319,093)	319,093	—	—
Stock option expense	—	—	157,092	—	—	—	—	—	157,092

BALANCE, December 31, 2006	20,739,127	$207,392	$266,271,930	$41,003,600	(153,187)	$(2,911,506)	$2,911,506	$(6,581,884)	$300,901,038
Net earnings	—	—	—	49,489,605	—	—	—	—	49,489,605
Stock issuances		27,721	277526,359	—	—	—	—	—	526,636
Cash dividends declared, $1.26 per share	—	—	—	(26,159,284)	—	—	—	—	(26,159,284)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	80,972	80,972
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related taxes	—	—	—	—	—	—	—	10,318,446	10,318,446
Additional tax benefit related to directors’ deferred compensation plan	—	—	117,844	—	—	—	—	—	117,844
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(2,228)	(258,798)	258,798	—	—
Stock option expense	—	—	220,205	—	—	—	—	—	220,205

BALANCE, December 31, 2007	20,766,848	$207,669	$267,136,338	$64,333,921	(155,415)	$(3,170,304)	$3,170,304	$3,817,534	$335,495,462
Net earnings	—	—	—	53,164,286	—	—	—	—	53,164,286
Stock issuances	32,350	323	608,568	—	—	—	—	—	608,891
Cash dividends declared, $1.34 per share	—	—	—	(27,861,035)	—	—	—	—	(27,861,035)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(2,893,859)	(2,893,859)
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related taxes	—	—	—	—	—	—	—	9,925,940	9,925,940
Additional tax benefit related to directors’ deferred compensation plan	—	—	116,801	—	—	—	—	—	116,801
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(3,396)	(330,132)	330,132	—	—
Stock option expense	—	—	225,742	—	—	—	—	—	225,742

BALANCE, December 31, 2008	20,799,198	$207,992	$268,087,449	$89,637,172	(158,811)	$(3,500,436)	$3,500,436	$10,849,615	$368,782,228

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$53,164,286	$49,489,605	$46,029,216
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,013,684	7,817,931	7,954,560
Provision for loan losses	7,956,798	2,331,172	2,061,088
Securities premium amortization (discount accretion), net	715,366	(636,173)	215,998
Gain on sale of assets, net	(2,788,408)	(2,102,712)	(2,234,154)
Deferred federal income tax expense (benefit)	(122,877)	464,397	(26,625)
Trading security activity, net	(55,990,882)	—	—
Loans originated for resale	(186,070,970)	(190,037,588)	(170,602,938)
Proceeds from sale of loans held for resale	168,774,668	193,554,563	174,179,850
Change in other assets	(565,325)	(1,629,455)	(9,951,982)
Change in other liabilities	(3,581,285)	(4,461,115)	233,852

Total adjustments	(63,659,231)	5,301,020	1,829,649

Net cash provided by (used in) operating activities	(10,494,945)	54,790,625	47,858,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	89,439,313	38,531,378	18,513,440
Maturities	199,925,169	881,288,653	1,858,293,402
Purchases	(421,585,072)	(898,748,116)	(1,978,123,309)
Activity in held-to-maturity securities:
Maturities	2,923,808	1,570,217	26,173,833
Purchases	—	(1,000,000)	—
Net increase in loans	(25,689,003)	(159,437,929)	(87,566,639)
Purchases of bank premises and equipment and computer software	(11,777,805)	(8,330,954)	(7,370,681)
Proceeds from sale of other assets	2,082,569	2,567,705	707,035

Net cash used in investing activities	(164,681,021)	(143,559,046)	(169,372,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	57,896,024	53,845,237	62,179,901
Net increase (decrease) in interest-bearing deposits	(21,225,890)	108,213,734	(44,432,986)
Net increase in short-term borrowings	69,331,842	23,022,079	69,005,371
Common stock transactions:
Proceeds of stock issuances	608,891	526,636	440,716
Dividends paid	(27,435,283)	(24,927,542)	(24,011,155)

Net cash provided by financing activities	79,175,584	160,680,144	63,181,847

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(96,000,382)	71,911,723	(58,332,207)

CASH AND CASH EQUIVALENTS, beginning of year	264,888,376	192,976,653	251,308,860

CASH AND CASH EQUIVALENTS, end of year	$168,887,994	$264,888,376	$192,976,653

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Nature of Operations
First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns (through its wholly-owned Delaware subsidiary) all of the capital stock of ten banks located in Texas as of December 31, 2008. Those subsidiary banks are First Financial Bank, National Association, Abilene; Hereford State Bank; First Financial Bank, National Association, Sweetwater; First Financial Bank, National Association, Eastland; First Financial Bank, National Association, Cleburne; First Financial Bank, National Association, Stephenville; San Angelo National Bank; Weatherford National Bank; First Financial Bank, National Association, Southlake and First Financial Bank, National Association, Mineral Wells. Each subsidiary bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company also owns First Financial Investments of Delaware, Inc., First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., First Financial Investments, Inc. and First Technology Services, Inc., an information technology subsidiary.
A summary of significant accounting policies of Bankshares and subsidiaries (collectively, the “Company”) applied in the preparation of the accompanying consolidated financial statements follows. The accounting principles followed by the Company and the methods of applying them are in conformity with both U. S. generally accepted accounting principles and prevailing practices of the banking industry.
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
On April 24, 2006, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock over the next three years. The plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchases of the stock will be through the open market or in privately negotiated transactions in accordance with applicable laws and regulations. No stock has been repurchased under this plan as of December 31, 2008.
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of investment securities, the valuation of foreclosed real estate, deferred income tax assets, and the fair value of financial instruments.
Consolidation
The accompanying consolidated financial statements include the accounts of Bankshares and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to 2006 and 2007 financial statements to conform to the 2008 presentation.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Investment Securities
Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, adjusted for amortization of premiums and accretion of discounts, with all unrealized gains and unrealized losses judged to be temporary, net of deferred income taxes, excluded from earnings and reported as a separate component of shareholders’ equity. Available for-sale securities that have unrealized losses that are judged other than temporary are included in gain (loss) on sale of securities and a new cost basis is established. Securities classified as trading are recorded at estimated fair value with unrealized gains and losses included in earnings.
Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. We also adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 157-3 which provide additional guidance on valuation and disclosures. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and yield curves. Fair values for our investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.
When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an other than temporary impairment condition exists. Available-for-sale and held- to-maturity securities are analyzed quarterly for possible other than temporary impairment. The analysis considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.
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
The allowance is an amount management believes will be adequate to absorb estimated inherent losses on existing loans that are deemed uncollectible based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118 based on probable losses on specific classified loans; (ii) general reserve determined in accordance with SFAS No. 5 “Accounting for Contingencies,” that consider historical loss rates; and (iii) a qualitative reserve determined in accordance with SFAS 5 based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Our methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio. Accrual of interest is discontinued on a loan and payments applied to principal when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally all loans past due greater than 90 days, based on contractual terms, are placed on non-accrual.
The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2008 and 2007, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
The Company originates (1) mortgage loans primarily for sale in the secondary market and (2) student loans for sale to the Department of Education or another financial institution. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value. The mortgage loans sales contracts contain indemnification clauses should the loans default, generally in the first sixty to ninety days. The student loans are guaranteed by an agency of the U. S. Government.
Other Real Estate
Other real estate is foreclosed property held pending disposition and is valued at fair value, less estimated costs to sell, or the recorded investment in the related loan. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating and holding expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.
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
Business Combinations, Goodwill and Other Intangible Assets
The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value on the purchase date. Intangible assets with finite useful lives continue to be amortized and goodwill and intangible assets with indefinite lives are not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the years ended December 31, 2008, 2007 and 2006.
Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits and are being amortized over seven years, utilizing a method that approximates the expected attrition of the deposits.
The carrying amount of goodwill and other intangible assets arising from acquisitions that qualify as an asset purchase for federal income tax purposes amounting to approximately $39,755,000 and $41,883,000, respectively, at December 31, 2008 and 2007, is deductible for federal income tax purposes.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
Accumulated Other Comprehensive Income (Loss)
Unrealized gains on the Company’s available-for-sale securities (after applicable income tax expense) totaling $16,706,000 and $6,780,000 at December 31, 2008 and 2007, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $5,856,000 and $2,963,000 at December 31, 2008 and 2007, respectively, are included in accumulated other comprehensive income (loss).
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
Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. SFAS No. 123R, “Share-Based Payment,” became effective January 1, 2006 and requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The Company recorded stock option expense totaling $226,000, $220,000 and $157,000 for the years ended December 31, 2008, 2007 and 2006, respectively, using the modified prospective method for transition to the new rules whereby grants after the implementation date, as well as unvested awards granted prior to the implementation date, are measured and accounted for under SFAS No. 123R.
Advertising Costs
Advertising costs are expensed as incurred.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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

		Weighted
	Net	Average	Per Share
	Earnings	Shares	Amount
For the year ended December 31, 2008
Net earnings per share, basic	$53,164,286	20,787,243	$2.56
Effect of stock options	—	54,120	(0.01)

Net earnings per share, assuming dilution	$53,164,286	20,841,363	$2.55

For the year ended December 31, 2007:
Net earnings per share, basic	$49,489,605	20,757,868	$2.38
Effect of stock options	—	42,242	—

Net earnings per share, assuming dilution	$49,489,605	20,800,110	$2.38

For the year ended December 31, 2006:
Net earnings per share, basic	$46,029,216	20,725,432	$2.22
Effect of stock options	—	62,137	(0.01)

Net earnings per share, assuming dilution	$46,029,216	20,787,569	$2.21

New Accounting Pronouncements
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
December 31, 2008, 2007 and 2006
disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements in 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on the Company’s financial position, results of operations or cash flows.
2. CASH AND SECURITIES:
As of December 31, 2008, trading securities totaled $56.0 million. The trading securities portfolio is a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities are carried at estimated fair value with unrealized gains and losses included in earnings. The Company did not hold trading securities in 2007.
The amortized cost, estimated fair values, and gross unrealized gains and losses of the Company’s held-to-maturity and available-for-sale securities as of December 31, 2008 and 2007 are as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:

Obligations of state and political subdivisions	$22,574,235	$644,537	$(62,624)	$23,156,148

Mortgage-backed securities	918,853	9,954	(12,030)	916,777

Total debt securities held-to-maturity	$23,493,088	$654,491	$(74,654)	$24,072,925

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$315,981,202	$14,064,387	$—	$330,045,589

Obligations of state and political subdivisions	380,008,865	5,238,612	(5,250,230)	379,997,247

Corporate bonds and other	72,878,148	2,453,858	(376,519)	74,955,487

Mortgage-backed securities	444,351,476	9,644,561	(72,492)	453,923,545

Total securities available-for-sale	$1,213,219,691	$31,401,418	$(5,699,241)	$1,238,921,868

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:

Obligations of state and political subdivisions	$25,041,674	$847,037	$(28,210)	$25,860,501
Other	4,000	—	—	4,000

Mortgage-backed securities	1,373,366	19,542	(4,042)	1,388,866

Total debt securities held-to-maturity	$26,419,040	$866,579	$(32,252)	$27,253,367

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$314,893,622	$3,804,878	$(317,678)	$318,380,822

Obligations of state and political subdivisions	286,292,954	5,157,715	(736,804)	290,713,865

Corporate bonds and other	55,352,211	528,497	(79,125)	55,801,583

Mortgage-backed securities	427,504,026	3,768,693	(1,676,288)	429,596,431

Total securities available-for-sale	$1,084,042,813	$13,259,783	$(2,809,895)	$1,094,492,701

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2008 and 2007, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2008 and 2007, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The amortized cost and estimated fair value of debt securities at December 31, 2008, by contractual and expected maturity, are shown below (in thousands):

	Held-to-Maturity		Available-for-Sale
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$10,414	$10,551	$105,437	$106,555
Due after one year through five years	11,627	12,105	400,721	417,393
Due after five years through ten years	240	236	118,673	121,652
Due after ten years	293	264	144,037	139,398
Mortgage-backed securities	919	917	444,352	453,924

Total	$23,493	$24,073	$1,213,220	$1,238,922

The following table discloses, as of December 31, 2008 and 2007, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Loss	Value	Loss	Value	Loss

Obligations of state and political subdivisions	$155,518	$5,288	658	$24	$156,176	$5,312
Mortgage-backed securities	4,016	9	15,749	76	19,765	85
Corporate bonds	19,701	377	—	—	19,701	377

Total	$179,235	$5,674	$16,407	$100	$195,642	$5,774

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Loss	Value	Loss	Value	Loss

U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$8,978	$28	$93,466	$290	$102,444	$318
Obligations of state and political subdivisions	40,622	353	26,521	412	67,143	765
Mortgage-backed securities	55,676	80	115,141	1,600	170,817	1,680
Corporate bonds	7,021	60	5,231	19	12,252	79

Total	$112,297	$521	$240,359	$2,321	$352,656	$2,842

The number of investment positions in this unrealized loss position totaled 493 at December 31, 2008. We do not believe these unrealized losses are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value and, (2) it is probable that the Company will be able to collect the amounts contractually due. The unrealized losses noted are interest rate related due to short-term and intermediate interest rates at December 31, 2008. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by the agencies.
Securities, carried at approximately $730,328,000 and $640,744,000 at December 31, 2008 and 2007, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
During 2008, 2007, and 2006, sales of investment securities that were classified as available-for-sale totaled approximately $89,439,000, $38,531,000, and $18,513,000 respectively. Gross realized gains from 2008 securities sales were approximately $1,052,000. There were no losses on securities sales in 2008. Gross realized gains and losses for 2007 sales were approximately $243,000 and $93,000, respectively. Gross realized gains and losses for 2006 sales were approximately $104,000 and $42,000, respectively. The specific identification method was used to determine cost in computing the realized gains and losses.
Certain subsidiary banks may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2008, the subsidiary banks met reserve balance requirements with vault cash and were not required to maintain reserve balances with the Federal Reserve Bank. At December 31, 2007, such required reserve balances totaled approximately $10,127,000.
3. LOANS AND ALLOWANCE FOR LOAN LOSSES:
Major classifications of loans are as follows:

	December 31,
	2008	2007

Commercial, financial and agricultural	$485,706,651	$493,478,236
Real estate — construction	158,000,276	196,250,070
Real estate — mortgage	678,787,848	626,145,282
Consumer	243,647,940	212,146,001

Total loans	$1,566,142,715	$1,528,019,589

Included in real estate-mortgage and consumer loans above are $2.9 million and $51.8 million, respectively, in loans held for sale at December 31, 2008 and $3.5 million and $32.3 million, respectively, in loans held for sale at December 31, 2007 in which the carrying amounts approximate market.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows:

December 31, 2008		December 31, 2007
Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance

$9,893,144	$2,040,323	$3,189,067	$477,873

The average recorded investment in impaired loans for the years ended December 31, 2008, 2007, and 2006 was approximately $6,541,000, $3,359,000, and $3,526,000 respectively. The Company had approximately $12,531,000, $4,731,000 and $4,111,000 in nonperforming assets at December 31, 2008, 2007 and 2006, respectively. No additional funds are committed to be advanced in connection with impaired loans.
Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $409,000, $100,000 and $91,000 during the years ended December 31, 2008, 2007, and 2006, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2008, 2007, and 2006, respectively, such income would have approximated $624,000, $358,000 and $396,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The allowance for loan losses as of December 31, 2008 and 2007, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:

	2008	2007

Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$2,040,323	$477,873
Remaining portfolio	19,488,537	16,983,641

Total allowance for loan losses	$21,528,860	$17,461,514

Changes in the allowance for loan losses are summarized as follows:

	December 31,
	2008	2007	2006

Balance at beginning of year	$17,461,514	$16,200,804	$14,719,140
Add:
Provision for loan losses	7,956,798	2,331,172	2,061,088
Loan recoveries	825,427	727,189	1,241,991
Deduct:
Loan charge-offs	(4,714,879)	(1,797,651)	(1,821,415)

Balance at end of year	$21,528,860	$17,461,514	$16,200,804

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2008 (determined as of each respective year-end) follows:

	Beginning	Additional		Ending
	Balance	Loans	Payments	Balance

Year ended December 31, 2008	$41,326,683	$38,336,949	$49,745,431	$29,918,201
In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.
Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2008, approximately $196,158,000 in loans held by these subsidiaries were subject to blanket liens as security for letters of credit issued under these lines of credit.
During the years ended December 31, 2008 and 2007, the Company sold student loans totaling $62.7 million and $63.9 million, respectively, recognizing net profits of $1.7 million and $1.9 million, respectively, to a financial institution of which an executive officer of one of our wholly owned subsidiary banks was a board member. In the opinion of management, these loan sales are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
4. BANK PREMISES AND EQUIPMENT:
The following is a summary of bank premises and equipment:

		December 31,
	Useful Life	2008	2007

Land	—	$14,932,113	$14,887,261
Buildings	20 to 40 years	66,157,568	61,616,881
Furniture and equipment	3 to 10 years	38,476,890	35,050,420
Leasehold improvements	Lesser of lease term or 5 to 15 years	4,033,457	4,002,984

		123,600,028	115,557,546
Less- accumulated depreciation and amortization		(57,924,890)	(53,887,387)

		$65,675,138	$61,670,159

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 amounted to $6,080,000, $5,789,000, and $5,964,000, respectively and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.
The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,686,000, $1,663,000 and $1,644,000, for the years ended December 31, 2008, 2007, and 2006, respectively.
5. DEPOSITS
Time deposits of $100,000 or more totaled approximately $333,706,000 and $352,216,000 at December 31, 2008 and 2007, respectively. Interest expense on these deposits was approximately $11,643,000, $17,363,000, and $13,642,000 during 2008, 2007, and 2006, respectively.
At December 31, 2008, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending
December 31,
2009	$641,357
2010	48,781
2011	10,708
2012	6,382
2013	2,792
Deposits received from related parties at December 31, 2008 totaled $47,269,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
6. LINE OF CREDIT
On December 19, 2008, the Company renewed its loan agreement, effective December 31, 2008, with The Frost National Bank. Under the loan agreement, as renewed and amended, the Company is permitted to draw up to $50.0 million on a revolving line of credit. Prior to December 31, 2009, interest is paid quarterly at Wall Street Journal Prime and the line of credit matures December 31, 2009. If a balance exists at December 31, 2009, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at the election of the Registrant at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured for an outstanding balance equal to or under $25.0 million and secured by the stock of a subsidiary bank should the balance exceed $25.0 million. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Management believes the Company was in compliance with the financial covenants at December 31, 2008 and 2007. There was no outstanding balance under the line of credit as of December 31, 2008 or 2007.
7. INCOME TAXES:
The Company files a consolidated federal income tax return. Income tax expense is comprised of the following:

	Year Ended December 31,
	2008	2007	2006

Current federal income tax	$20,465,138	$19,681,877	$19,334,533
Current state income tax	297,564	290,567	118,861
Deferred federal income tax expense (benefit)	(122,877)	464,397	(26,625)

Income tax expense	$20,639,825	$20,436,841	$19,426,769

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(7.6)%	(6.6)%	(5.8)%
Effect of state income tax	0.4%	0.4%	0.2%
ESOP tax credit	(0.3)%	(0.4)%	(0.4)%
Other	0.5%	0.8%	0.7%

Effective income tax rate	28.0%	29.2%	29.7%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$7,605,608	$5,873,531
Minimum liability in defined benefit plan	3,153,659	1,595,422
Recognized for financial reporting purposes but not for tax purposes:
Deferred compensation	1,445,556	1,324,188
Write-downs and adjustments to other real estate owned and repossessed assets	21,451	—
Other deferred tax assets	305,199	256,674

Total deferred tax assets	12,531,473	9,049,815

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	1,548,749	967,135
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	4,839,242	4,075,928
Recognized for financial reporting purposes but not for tax purposes:
Accretion on investment securities	1,247,474	1,050,873
Pension plan contributions	854,134	621,140
Net unrealized gain on investment securities Available-for-sale	8,995,762	3,651,026
Other deferred tax liabilities	328,619	302,598

Total deferred tax liabilities	17,813,980	10,668,700

Net deferred tax asset (liability)	$(5,282,507)	$(1,618,885)

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of Interpretation 48 did not have a significant impact on the Company’s financial statements. The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
8. FAIR VALUE DISCLOSURES:
SFAS 157, which became effective in 2008, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
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
Investment Securities Available for Sale and Trading — Securities classified as available for sale and trading are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Investment securities available for sale	$22,681	$1,216,241	$—	$1,238,922
Trading investment securities	55,991	—	—	55,991
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2008:
Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 input based on the discounting of the collateral. At December 31, 2008, impaired loans with a carrying value of $9.9 million were reduced by specific valuation allowance totaling $1.9 million resulting in a net fair value of $8.0 million, based on Level 3 inputs.
Loans Held for Sale — Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At December 31, 2008, the Company’s mortgage loans held for sale and student loans held for sale were recorded at cost as fair value exceeded cost.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill and other intangible assets and other non-financial long-lived assets. SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.
Under SFAS 107, the Company is required to disclose the estimated fair value of other financial instrument assets and liabilities that are not subject to the requirements of SFAS 157. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments as defined. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.
The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The estimated fair values and carrying values of all financial instruments covered by SFAS 157 and SFAS 107 at December 31, 2008 and 2007, were as follows:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and due from banks	$137,569,957	$137,569,957	$163,559,942	$163,559,942
Federal funds sold	27,660,000	27,660,000	99,450,000	99,450,000
Interest-bearing deposits in banks	3,658,037	3,658,037	1,878,434	1,878,434
Trading securities	55,990,882	55,990,882	—	—
Held to maturity securities	23,493,088	24,072,925	26,419,040	27,253,367
Available for sale securities	1,238,921,868	1,238,921,868	1,094,492,701	1,094,492,701
Net loans	1,544,613,855	1,572,986,026	1,510,558,075	1,518,677,572
Accrued interest receivable	21,101,632	21,101,632	21,834,040	21,834,040
Deposits with stated maturities	710,019,705	715,204,080	774,033,645	778,371,624
Deposits with no stated maturities	1,872,733,447	1,872,733,447	1,772,049,373	1,772,049,373
Short term borrowings	235,598,268	235,598,268	166,266,426	166,266,426
Accrued interest payable	2,281,142	2,281,142	4,654,496	4,654,496
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
December 31, 2008, 2007 and 2006
9. COMMITMENTS AND CONTINGENCIES:
The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and the resolution of these matters will have no material adverse effects upon the results of operations or financial condition of the Company.
The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2008, future minimum lease commitments were: 2009 — $558,000; 2010 — $430,000; 2011 - $374,000; 2012 — $194,000; 2013 — $23,000 and thereafter — $12,000.
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

Contract or
Notional Amount at
December 31, 2008
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$290,796,000
Unfunded commitments to extend credit	57,268,000
Standby letters of credit	16,201,000

$364,265,000

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
11. CONCENTRATION OF CREDIT RISK:
The Company grants commercial, retail, agriculture and residential real estate loans to customers primarily in North Central and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon this local economic sector. In addition, the Company holds mortgage related securities which are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
12. PENSION AND PROFIT SHARING PLANS:
The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we did not expect contributions or pension expense to be significant in future years. However, as a result of the Pension Protection Act of 2006, the Company will be required to contribute amounts in future years to fund any shortfalls. The Company evaluated the provisions of the Act as well as Internal Revenue Service’s funding standards to develop a preliminary plan for funding in future years. The Company made a contribution totaling $800,000 and $1.5 million in 2008 and 2007, respectively, and is continuing to evaluate future funding amounts.
Using an actuarial measurement date of December 31, 2008 and September 30, 2007, respectively, benefit obligation activity and fair value of plan assets for the years ended December 31, 2008 and 2007, and a statement of the funded status as of December 31, 2008 and 2007, are as follows:

	2008	2007
Reconciliation of benefit obligations:
Benefit obligation at January 1	$19,612,417	$18,471,240
Interest cost on projected benefit obligation	1,389,106	1,111,110
Actuarial loss	(1,349,082)	942,799
Benefits paid	(1,232,200)	(912,732)

Benefit obligation at December 31	18,420,241	19,612,417

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	16,828,739	14,372,733
Actual return on plan assets	(4,546,363)	1,868,738
Employer contributions	800,000	1,500,000
Benefits paid	(1,232,200)	(912,732)

Fair value of plan assets at December 31	11,850,176	16,828,739

Funded status	$(6,570,065)	$(2,783,678)

Reconciliation of funded status to accrued pension liability:
Funded status at December 31	$(6,570,065)	$(2,783,678)
Unrecognized loss from past experience different than that assumed and effects of changes in assumptions	9,333,269	4,881,178
Additional minimum liability recorded	(9,333,269)	(4,881,178)

Accrued pension liability	$(6,570,065)	$(2,783,678)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” was issued which required an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its balance sheet. The funded status is measured as the difference between plan assets at fair value and the benefit obligation. An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses. The Company had previously recognized the funded status of its pension plans in prior financial statements. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position was effective for the Company’s 2008 financial statements. The impact of this change was not significant to the Company’s financial position or results of operations.
Net periodic pension cost for the years ended December 31, 2008, 2007, and 2006, included:

	Year Ended December 31,
	2008	2007	2006
Service cost — benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,389,106	1,111,110	1,045,011
Expected return on plan assets	(1,503,104)	(998,838)	(901,938)
Amortization of unrecognized net loss	248,294	197,470	193,780

Net periodic pension cost	$134,296	$309,742	$336,853

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2008	2007	2006
Weighted average discount rate	6.50%	5.85%	5.85%
Rate of increase in future compensation levels	—	—	—
Expected long-term rate of return on assets	7.25%	6.50%	6.50%
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
The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2008 and 2007 is as follows:

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

	December 31, 2008	December 31, 2007	Targeted
	Allocation	Allocation	Allocation
Equity securities	66%	71%	75%
Debt securities	32%	23%	25%
Cash and equivalents	2%	6%	—
The range and weighted average final maturities of debt securities held in the pension plan as of December 31, 2008 are 2 to 13 years and approximately 5.8 years, respectively.
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
An estimate of the undiscounted projected future payments to eligible participants for the next five years and the following five years in the aggregate is as follows (dollars in thousands):

Year Ending December 31,
2009	$1,109
2010	1,182
2011	1,319
2012	1,359
2013	1,422
2014 to 2018	8,133
As of December 31, 2008 and 2007, the pension plan’s assets included Company common stock valued at approximately $1,134,000 and $773,000, respectively.
The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute a percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $3,406,000, $3,219,000, and $2,116,000 in 2008, 2007 and 2006, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2008 and 2007, the profit sharing plan’s assets included Company common stock valued at approximately $29,578,000 and $20,709,000, respectively.
In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2008, 2007 and 2006 was $1,133,000, $1,127,000 and $1,041,000, respectively, and is included in salaries and employee benefits in the statements of earnings.
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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
13. DIVIDENDS FROM SUBSIDIARIES:
At December 31, 2008, approximately $32.4 million was available for the declaration of dividends by the Company’s subsidiary banks without the prior approval of regulatory agencies.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes as of December 31, 2008 and 2007, that Company and each of its subsidiaries meet all capital adequacy requirements to which they are subject.
As of December 31, 2008 and 2007, the most recent notification from each respective subsidiary’s primary regulator categorized each of the Company’s subsidiaries as well-capitalized, except that Hereford State Bank’s 2007 total risk-based capital ratio was 9.92% versus the “well capitalized” minimum of 10%. To be categorized as well-capitalized, the subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.
There are no conditions or events since that notification that management believes have changed the institutions’ categories. Bankshares’ and its significant subsidiaries’ actual capital amounts and ratios are presented in the table below:

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):
Consolidated	$321,024,000	17%	>$150,747,000	>8%	N/A
First Financial Bank-Abilene	$78,509,000	13%	>$48,079,000	>8%	>$60,098,000	>10
San Angelo National Bank	$36,167,000	21%	>$13,957,000	>8%	>$17,447,000	>10
Weatherford National Bank	$26,954,000	14%	>$15,594,000	>8%	>$19,493,000	>10
First Financial Bank-Stephenville	$28,948,000	14%	>$17,075,000	>8%	>$21,344,000	>10
First Financial Bank-Southlake	$26,962,000	15%	>$14,386,000	>8%	>$17,983,000	>10
Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$299,415,000	16%	>$75,373,000	>4%	N/A
First Financial Bank-Abilene	$72,654,000	12%	>$24,039,000	>4%	>$36,059,000	>6
San Angelo National Bank	$34,390,000	20%	>$6,979,000	>4%	>$10,468,000	>6
Weatherford National Bank	$24,917,000	13%	>$7,797,000	>4%	>$11,696,000	>6
First Financial Bank-Stephenville	$26,477,000	12%	>$8,538,000	>4%	>$12,806,000	>6
First Financial Bank-Southlake	$24,700,000	14%	>$7,193,000	>4%	>$10,790,000	>6
Tier1 Capital (to Average Assets):
Consolidated	$299,415,000	10%	>$92,818,000	>3%	N/A
First Financial Bank-Abilene	$72,654,000	7%	>$31,276,000	>3%	>$52,126,000	>5
San Angelo National Bank	$34,390,000	11%	>$9,518,000	>3%	>$15,863,000	>5
Weatherford National Bank	$24,917,000	8%	>$10,123,000	>3%	>$16,872,000	>5
First Financial Bank-Stephenville	$26,477,000	9%	>$9,604,000	>3%	>$16,006,000	>5
First Financial Bank-Southlake	$24,700,000	7%	>$7,965,000	>3%	>$13,275,000	>5

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets):
Consolidated	$284,250,000	16%	>$145,546,000	>8%	N/A
First Financial Bank-Abilene	$71,985,000	12%	>$46,696,000	>8%	>$58,370,000	>10%
San Angelo National Bank	$31,915,000	18%	>$14,289,000	>8%	>$17,861,000	>10%
Weatherford National Bank	$24,211,000	14%	>$14,294,000	>8%	>$17,868,000	>10%
First Financial Bank-Stephenville	$26,118,000	12%	>$17,154,000	>8%	>$21,443,000	>10%
First Financial Bank-Southlake	$24,613,000	13%	>$15,461,000	>8%	>$19,326,000	>10%
Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$266,738,000	15%	>$72,773,000	>4%	N/A
First Financial Bank-Abilene	$67,201,000	12%	>$23,348,000	>4%	>$35,022,000	>6%
San Angelo National Bank	$30,418,000	17%	>$7,144,000	>4%	>$10,717,000	>6%
Weatherford National Bank	$22,505,000	13%	>$7,147,000	>4%	>$10,721,000	>6%
First Financial Bank-Stephenville	$23,814,000	11%	>$8,577,000	>4%	>$12,866,000	>6%
First Financial Bank-Southlake	$22,516,000	12%	>$7,730,000	>4%	>$11,596,000	>6%
Tier1 Capital (to Average Assets):
Consolidated	$266,738,000	9%	>$86,669,000	>3%	N/A
First Financial Bank-Abilene	$67,201,000	7%	>$28,574,000	>3%	>$47,624,000	>5%
San Angelo National Bank	$30,418,000	10%	>$9,342,000	>3%	>$15,571,000	>5%
Weatherford National Bank	$22,505,000	7%	>$10,134,000	>3%	>$16,891,000	>5%
First Financial Bank-Stephenville	$23,814,000	8%	>$9,260,000	>3%	>$15,433,000	>5%
First Financial Bank-Southlake	$22,516,000	8%	>$8,294,000	>3%	>$13,824,000	>5%
In connection with our Trust Company’s application to obtain our trust charter, we are required to maintain tangible net assets of $2.0 million at all times. As of December 31, 2008, our Trust Company had tangible net assets totaling $3.5 million.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
15. STOCK OPTION PLAN:
The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2008, the Company had allocated 813,535 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the year ended December 31, 2008 is presented in the table and narrative below:

			Weighted-
			Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Ex. Price	Contractual Term	Value ($000)
Outstanding, beginning of year	266,174	$25.23
Granted	—	—
Exercised	(32,350)	18.82
Cancelled	(7,560)	33.53

Outstanding, end of year	226,264	32.65	6.17	5,105

Exercisable at end of year	79,670	25.20	3.61	1,751

The options outstanding at December 31, 2008, had exercise prices ranging between $12.48 and $40.98. Stock options have been adjusted retroactively for the effects of stock dividends and splits.
The following table summarizes information concerning outstanding and vested stock options as of December 31, 2008:

		Remaining
	Number	Contracted
Exercise Price	Outstanding	Life (Years)	Number Vested
$12.48	12,431	1.24	12,431
18.30	1,667	3.06	1,667
23.10	48,612	4.35	34,778
33.08	78,954	6.07	30,794
40.98	84,600	8.09	—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
From inception of the plan until December 31, 2005, the Company accounted for this plan under APB 25 under which no compensation cost has been recognized for options granted. Effective January 1, 2006, the Company accounted for this plan under SFAS No. 123R whereby the fair value of options is recognized as compensation expense over the vesting period. The fair value of the options granted in 2007, was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 4.26%; expected dividend yield of 3.39%; expected life of 5.61 years; and expected volatility of 18.4%.
The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 was $7.31. There were no grants during 2008 or 2006. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $1,394,000, $1,126,000 and $495,000 respectively.
As of December 31, 2008, there was $539,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $175,000, $181,000 and $103,000 respectively.
The aggregate intrinsic value of vested stock options at December 31, 2008 totaled $2,391,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
16. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY:
Condensed Balance Sheets-December 31, 2008 and 2007

	2008	2007
ASSETS
Cash in subsidiary bank	$13,932,456	$6,855,875
Cash in unaffiliated bank	4,881	4,859
Interest-bearing deposits in subsidiary banks	21,644,609	29,760,871

Total cash and cash equivalents	35,581,946	36,621,605
Securities available-for-sale, at fair value	10,258,875	—
Investment in and advances to subsidiaries, at equity	329,357,364	305,194,582
Intangible assets	723,375	723,375
Other assets	879,436	589,828

Total assets	$376,800,996	$343,129,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$8,018,768	$7,633,928
Shareholders’ equity:
Common stock	207,992	207,669
Capital surplus	268,087,449	267,136,338
Retained earnings	89,637,172	64,333,921
Accumulated other comprehensive earnings	10,849,615	3,817,534

Total shareholders’ equity	368,782,228	335,495,462

Total liabilities and shareholders’ equity	$376,800,996	$343,129,390

Condensed Statements of Earnings-
For the Years Ended December 31, 2008, 2007, and 2006

2008	2007	2006

Income:
Cash dividends from subsidiaries	$39,675,000	$42,275,000	$39,726,766
Excess of earnings over dividends of subsidiary banks	14,762,316	8,219,675	7,660,591
Other income	1,589,525	1,737,370	1,052,705

	56,026,841	52,232,045	48,440,062

Expenses:
Salaries and employee benefits	2,094,244	1,936,884	1,783,904
Other operating expenses	1,850,361	1,690,594	1,704,905

	3,944,605	3,627,478	3,488,809

Earnings before income taxes	52,082,236	48,604,567	44,951,253

Income tax benefit	1,082,050	885,038	1,077,963

Net earnings	$53,164,286	$49,489,605	$46,029,216

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Condensed Statements of Cash Flows-
For the Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Cash flows from operating activities:
Net earnings	$53,164,286	$49,489,605	$46,029,216
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary banks	(14,762,316)	(8,219,675)	(7,660,591)
Depreciation	25,011	39,501	54,268
Decrease (increase) in other assets	(238,202)	(182,548)	329,034
Increase (decrease) in liabilities	(282,479)	(514,736)	277,742

Net cash provided by operating activities	37,906,300	40,612,147	39,029,669

Cash flows from investing activities:
Purchase of available for sale securities	(10,151,310)	—	—
Purchases of bank premises and equipment	(46,170)	(12,268)	(9,441)
Repayment from (of advances related to) investment in and advances to subsidiaries	(1,922,087)	500,000	(3,300,000)

Net cash provided by (used in) investing activities	(12,119,567)	487,732	(3,309,441)

Cash flows from financing activities:
Proceeds of stock issuances	608,891	526,636	440,716
Cash dividends paid	(27,435,283)	(24,927,542)	(24,011,155)

Net cash used in financing activities	(26,826,392)	(24,400,906)	(23,570,439)

Net increase (decrease) in cash and cash equivalents	(1,039,659)	16,698,973	12,149,789

Cash and cash equivalents, beginning of year	36,621,605	19,922,632	7,772,843

Cash and cash equivalents, end of year	$35,581,946	$36,621,605	$19,922,632

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
17. CASH FLOW INFORMATION:
Supplemental information on cash flows and noncash transactions is as follows:

	Year Ended December 31,
	2008	2007	2006

Supplemental cash flow information:
Interest paid	$37,632,209	$58,269,719	$47,598,695
Federal income taxes paid	20,026,772	20,537,026	19,130,331

Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	2,648,147	3,412,077	421,531
Loans to finance the sale of other real estate	—	969,500	—
Investment securities purchased but not settled	778,142	4,161,418	4,285,000