Form 10-Q
period 2009-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2009-05-05
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Commission file number 0-7674
FIRST FINANCIAL BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	75-0944023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Pine Street, Abilene, Texas 79601
(Address of principal executive offices)
(Zip Code)
(325) 627-7155
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2009:

Class	Number of Shares Outstanding
Common Stock, $0.01 par value per share	20,805,262

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at March 31, 2009 and 2008 and December 31, 2008, and the consolidated statements of earnings, comprehensive earnings, changes in shareholders’ equity and cash flows for the three months ended March 31, 2009 and 2008, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March,		December 31,
	2009	2008	2008
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$112,206,727	$135,224,708	$137,569,957
FEDERAL FUNDS SOLD	46,575,000	114,950,000	27,660,000
INTEREST-BEARING DEPOSITS IN BANKS	2,636,111	2,893,153	3,658,037

Total cash and cash equivalents	161,417,838	253,067,861	168,887,994

TRADING SECURITIES, at fair value	93,194,729	—	55,990,882

SECURITIES HELD-TO-MATURITY (fair value of $20,626,089, $25,841,068 and $24,072,925 at March 31, 2009 and 2008 and December 31, 2008, respectively)	20,086,295	24,866,058	23,493,088

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,217,185,480	1,094,923,390	1,238,921,868

LOANS
Held for investment	1,465,310,257	1,479,428,759	1,511,420,878
Held for sale	14,241,406	56,461,373	54,721,837

	1,479,551,663	1,535,890,132	1,566,142,715
Less: Allowance for loan losses	(22,651,726)	(18,377,340)	(21,528,860)

Net loans	1,456,899,937	1,517,512,792	1,544,613,855

BANK PREMISES AND EQUIPMENT, net	64,888,214	63,187,003	65,675,138
INTANGIBLE ASSETS	63,780,767	64,896,603	64,002,968
OTHER ASSETS	43,908,662	43,482,156	50,798,861

Total assets	$3,121,361,922	$3,061,935,863	$3,212,384,654

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$769,392,695	$717,546,846	$797,077,004
INTEREST-BEARING DEPOSITS	1,752,322,078	1,787,134,958	1,785,676,148

Total deposits	2,521,714,773	2,504,681,804	2,582,753,152

DIVIDENDS PAYABLE	7,073,587	6,650,490	7,071,342
SHORT-TERM BORROWINGS	166,346,826	163,122,852	235,598,268
OTHER LIABILITIES	44,687,344	35,721,888	18,179,664

Total liabilities	2,739,822,530	2,710,177,034	2,843,602,426

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value, authorized 40,000,000 shares; 20,804,668, 20,782,926, and 20,799,198 shares issued at March 31, 2009 and 2008 and December 31, 2008, respectively	208,047	207,829	207,992
Capital surplus	268,271,148	267,471,707	268,087,449
Retained earnings	96,267,157	70,845,063	89,637,172
Treasury stock (shares at cost: 159,236, 157,891, and 158,811 at March 31, 2009 and 2008, and December 31, 2008, respectively)	(3,580,377)	(3,255,670)	(3,500,436)
Deferred compensation	3,580,377	3,255,670	3,500,436
Accumulated other comprehensive earnings	16,793,040	13,234,230	10,849,615

Total shareholders’ equity	381,539,392	351,758,829	368,782,228

Total liabilities and shareholders’ equity	$3,121,361,922	$3,061,935,863	$3,212,384,654

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME:
Interest and fees on loans	$23,053,866	$28,377,088
Interest on investment securities:
Taxable	9,655,029	9,118,385
Exempt from federal income tax	4,127,863	3,381,021
Interest on trading securities	82,893	—
Interest on federal funds sold and interest-bearing deposits in banks	42,486	869,761

Total interest income	36,962,137	41,746,255

INTEREST EXPENSE:
Interest on deposits	4,776,959	11,088,038
Other	261,745	828,632

Total interest expense	5,038,704	11,916,670

Net interest income	31,923,433	29,829,585
PROVISION FOR LOAN LOSSES	1,760,503	1,068,251

Net interest income after provision for loan losses	30,162,930	28,761,334

NONINTEREST INCOME:
Trust fees	2,116,506	2,369,051
Service charges on deposit accounts	5,141,072	5,524,987
ATM and credit card fees	2,209,001	2,031,201
Real estate mortgage operations	587,510	604,624
Net gain on securities transactions	249,091	392,643
Net gain on sale of student loans	616,477	283,080
Net gain (loss) on sale of foreclosed assets	(158,729)	104,248
Other	775,186	1,002,304

Total noninterest income	11,536,114	12,312,138

NONINTEREST EXPENSE:
Salaries and employee benefits	11,992,371	12,547,916
Net occupancy expense	1,619,738	1,591,185
Equipment expense	1,940,028	1,846,779
Printing, stationery and supplies	432,619	510,119
FDIC Insurance premiums	950,981	132,996
Correspondent bank service charges	312,038	265,457
Amortization of intangible assets	222,201	310,566
Other expenses	5,477,685	5,456,591

Total noninterest expense	22,947,661	22,661,609

EARNINGS BEFORE INCOME TAXES	18,751,383	18,411,863
INCOME TAX EXPENSE	5,047,811	5,250,231

NET EARNINGS	$13,703,572	$13,161,632

EARNINGS PER SHARE, BASIC	$0.66	$0.63

EARNINGS PER SHARE, ASSUMING DILUTION	$0.66	$0.63

DIVIDENDS PER SHARE	$0.34	$0.32

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
NET EARNINGS	$13,703,572	$13,161,632

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	9,392,823	14,879,868

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(249,091)	(392,643)

Total other items of comprehensive earnings	9,143,732	14,487,225

Income tax expense	(3,200,306)	(5,070,529)

COMPREHENSIVE EARNINGS	$19,646,998	$22,578,328

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2007	20,766,848	$207,669	$267,136,338	$64,333,921	(155,415)	$(3,170,304)	$3,170,304	$3,817,534	$335,495,462

Net earnings (unaudited)	—	—	—	13,161,632	—	—	—	—	13,161,632

Stock issuances (unaudited)	16,078	160	263,918	—	—	—	—	—	264,078

Cash dividends declared, $0.32 per share (unaudited)	—	—	—	(6,650,490)	—	—	—	—	(6,650,490)

Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	9,416,696	9,416,696

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	15,000	—	—	—	—	—	15,000

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,476)	(85,366)	85,366	—	—

Stock option expense (unaudited)	—	—	56,451	—	—	—	—	—	56,451

Balances at March 31, 2008 (unaudited)	20,782,926	$207,829	$267,471,707	$70,845,063	(157,891)	$(3,255,670)	$3,255,670	$13,234,230	$351,758,829

Balances at December 31, 2008	20,799,198	$207,992	$268,087,449	$89,637,172	(158,811)	$(3,500,436)	$3,500,436	$10,849,615	$368,782,228

Net earnings (unaudited)	—	—	—	13,703,572	—	—	—	—	13,703,572

Stock issuances (unaudited)	5,470	55	103,080	—	—	—	—	—	103,135

Cash dividends declared, $0.34 per share (unaudited)	—	—	—	(7,073,587)	—	—	—	—	(7,073,587)

Change in unrealized gain in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	5,943,425	5,943,425

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	15,000	—	—	—	—	—	15,000

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(425)	(79,941)	79,941	—	—

Stock option expense (unaudited)	—	—	65,619	—	—	—	—	—	65,619

Balances at March 31, 2009 (unaudited)	20,804,668	$208,047	$268,271,148	$96,267,157	(159,236)	$(3,580,377)	$3,580,377	$16,793,040	$381,539,392

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,703,572	$13,161,632
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,955,743	1,962,419
Provision for loan losses	1,760,503	1,068,251
Securities premium amortization (discount accretion), net	256,022	1,856
Gain on sale of assets, net	(714,488)	(940,178)
Deferred federal income tax expense (benefit)	(2,147)	18,389
Trading security activity, net	(37,203,847)	—
Loans originated for resale	(65,913,972)	(54,790,252)
Proceeds from sales of loans held for resale	106,932,881	34,125,161
Change in other assets	8,580,546	3,904,375
Change in other liabilities	7,382,300	5,983,029

Total adjustments	23,033,541	(8,666,950)

Net cash provided by operating activities	36,737,113	4,494,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	5,309,339	53,985,972
Maturities	75,068,368	93,270,749
Purchases	(33,499,042)	(123,903,009)
Activity in held-to-maturity securities — Maturities	3,407,762	1,549,069
Net decrease in loans	43,410,071	12,439,141
Purchases of bank premises and equipment and computer software	(803,840)	(3,392,762)
Proceeds from sale of other assets	158,101	661,943

Net cash provided by investing activities	93,050,759	34,611,103

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(27,684,309)	(21,634,134)
Net decrease in interest-bearing deposits	(33,354,070)	(19,767,080)
Net decrease in short-term borrowings	(69,251,442)	(3,143,574)
Common stock transactions:
Proceeds from stock issuances	103,135	264,078
Dividends paid	(7,071,342)	(6,645,590)

Net cash used in financing activities	(137,258,028)	(50,926,300)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,470,156)	(11,820,515)

CASH AND CASH EQUIVALENTS, beginning of period	168,887,994	264,888,376

CASH AND CASH EQUIVALENTS, end of period	$161,417,838	$253,067,861

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$5,494,462	$11,139,855
Federal income tax paid	—	—
Transfer of loans to foreclosed assets	2,140,912	486,061
Investment securities purchased but not settled	16,786,732	13,063,895
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of the Company, a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA, and its wholly-owned subsidiaries: First Financial Bankshares of Delaware, Inc.; First Financial Investments of Delaware, Inc.; First Financial Bank, National Association, Abilene, Texas; Hereford State Bank, Hereford, Texas; First Financial Bank, National Association, Sweetwater, Texas; First Financial Bank, National Association, Eastland, Texas; First Financial Bank, National Association, Cleburne, Texas; First Financial Bank, National Association, Stephenville, Texas; San Angelo National Bank, San Angelo, Texas; Weatherford National Bank, Weatherford, Texas; First Financial Bank, National Association, Southlake, Texas; First Financial Bank, National Association, Mineral Wells, Texas; First Technology Services, Inc., Abilene, Texas; First Financial Trust & Asset Management Company, National Association, Abilene, Texas; First Financial Investments, Inc.; and First Financial Insurance Agency, Inc., Abilene, Texas.
Through our subsidiary banks, we conduct a full-service commercial banking business. Our service centers are located primarily in North Central and West Texas. Considering the braches and locations of all our subsidiaries, as of March 31, 2009, we had 48 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian and Glen Rose.
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009, due to seasonality, changes in economic conditions and credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted under SEC rules and regulations. Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.
Note 2 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three months ended March 31, 2009 and 2008, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2009 and 2008, were 20,801,681 and 20,773,940 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2009 and 2008, were 20,847,967 and 20,801,221, respectively.

Note 3 —Loans And Allowance for Loan Losses
Major classifications of loans are as follows (dollars in thousands):

	March 31,		December 31,
	2009	2008	2008
Commercial, financial and agricultural	$460,318	$473,563	$485,707
Real estate – construction	152,100	203,748	158,000
Real estate – mortgage	673,625	623,443	678,788
Consumer	193,509	235,136	243,648

Total Loans	$1,479,552	$1,535,890	$1,566,143

Included in real estate-mortgage and consumer loans above are $4.5 million and $9.8 million, respectively, in loans held for sale at March 31, 2009, $4.8 million and $51.7 million, respectively, in loans held for sale at March 31, 2008 and $2.9 million and $51.8, respectively, in loans held for sale at December 31, 2008, in which the carrying amounts approximate market.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (dollars in thousands):

March 31, 2009		March 31, 2008		December 31, 2008
Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance	Investment	Allowance
$9,606	$2,241	$3,933	$834	$9,893	$2,040

The allowance for loan losses as of March 31, 2009 and 2008 and December 31, 2008, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:

	March 31,		December 31,
	2009	2008	2008
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$2,241,382	$833,757	$2,040,323
Remaining portfolio	20,410,344	17,543,583	19,488,537

Total allowance for loan losses	$22,651,726	$18,377,340	$21,528,860

Changes in the allowance for loan losses are summarized as follows:

	Quarter ended		Year ended
	March 31,		December 31,
	2009	2008	2008
Balance at beginning of period	$21,528,860	$17,461,514	$17,461,514
Add:
Provision for loan losses	1,760,503	1,068,251	7,956,798
Loan recoveries	255,530	135,239	825,427

Deduct:
Loan charge-offs	(893,167)	(287,664)	(4,714,879)

Balance at end of period	$22,651,726	$18,377,340	$21,528,860

Note 4— Stock Based Compensation
The Company grants stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. The Company recorded stock option expense totaling approximately $66 thousand and $56 thousand, respectively, for the three month periods ended March 31, 2009 and 2008, respectively.
The additional disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” have been omitted due to immateriality.
Note 5 — Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we did not expect contributions or pension expense to be significant in future years. However, as a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a preliminary plan for funding in future years. The Company made a contribution totaling $1.4 million in April 2009 and $800 thousand in 2008 and continues to evaluate future funding amounts. Net periodic benefit costs totaling $80 thousand and $79 thousand were recorded, respectively, for the three months ended March 31, 2009 and 2008.

Note 6 — Recently Issued Pronouncements
Effective January 1, 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations – a replacement of FASB No. 141.” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” was issued in April 2009 to amend and clarify SFAS 141R. These pronouncements require an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition if the acquisition fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if both the information available for the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. These pronouncements also require acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. SFAS 141R is expected to have an impact on the Company’s accounting for business combinations closing after January 1, 2009.
In March 2009, the FASB issued three FASB Staff Positions (“FSP”):
•	No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” – This FSP amends the other-than-temporary impairment guidance under U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statement. The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. The credit loss component of an other-than-temporary impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected.
•	No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” – This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. SFAS 157 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but this FSP states that a change in valuation technique or the use of multiple valuation techniques may be appropriate.
•	No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” - This FSP requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.
These three FSP’s will be effective for the interim and annual periods ending after June 15, 2009 and are not expected to have a significant impact on the Company’s financial position, results of operations or cash flows other than additional disclosures.

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
SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 investments consist primarily of obligations of U.S. government sponsored enterprises and agencies, obligations of state and municipal subdivisions, corporate bonds and mortgage backed securities.

•	Level 3 Inputs – Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.
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

Securities classified as available for sale and trading are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the United States Treasury (the “Treasury”) yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Investment securities available for sale	$45,723	$1,171,463	$—	$1,217,185
Trading investment securities	93,195	—	—	93,195
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2009:
Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 input based on the discounting of the collateral. At March 31, 2009, impaired loans with a carrying value of $9.6 million were reduced by specific valuation allowance totaling $2.2 million resulting in a net fair value of $7.4 million, based on Level 3 inputs.
Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At March 31, 2009, the Company’s mortgage loans held for sale and student loans held for sale were recorded at cost as fair value exceeded cost.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Such amounts were not significant to the Company at March 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “predict”, “project”, and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:
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
The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2008 Annual Report on Form 10-K.

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
The following discussion addresses (1) our allowance for loan losses and provision for loan losses and (2) our valuation of securities, which we deem to be our most critical accounting policies. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period.
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

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A further downturn in the economy and employment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The bank regulatory agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.
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
Valuation of Securities:
The Company’s available-for-sale and trading securities portfolios are recorded at fair value.
Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. We also adopted FSP No. FAS 157-3 that provides additional guidance on valuation and disclosures. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.
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

Operating Results
Three-months ended March 31, 2009 and 2008
Net income for the first quarter of 2009 totaled $13.7 million, an increase of $542 thousand, or 4.1%, from the same period last year. This increase was principally attributable to an increase in net interest income of $2.1 million. Offsetting this item was a decrease in noninterest income of $776 thousand, an increase in the provision for loan losses of $692 thousand and an increase in noninterest expense of $286 thousand.
Basic earnings per share were $0.66 for the first quarter of 2009, as compared to $0.63 for the first quarter of 2008. The return on average assets and return on average equity for the first quarter of 2009 were 1.76% and 14.59%, respectively. For the same period in 2008, the return on average assets and return on average equity amounted to 1.75% and 15.42%, respectively.
Tax equivalent net interest income for the first quarter of 2009 amounted to $34.2 million as compared to $31.4 million for the same period last year. Our yield on interest earning assets decreased approximately 85 basis points while our rates paid on interest bearing liabilities decreased 143 basis points. The increase in volume of average interest earning assets of $153.1 million partially offset the decrease in rates, but overall resulted in a decrease of $4.1 million in interest income. Average interest bearing liabilities increased $38.2 million. The impact of the moderate increase in the volume of interest bearing liabilities was offset by a decrease in rates paid resulting in a decline in interest expense totaling $6.9 million. Average earning assets were $2.91 billion for the first quarter of 2009, which were 5.6% greater than for the first quarter of 2008. Average interest bearing liabilities were $2.00 billion for the first quarter of 2009, which were 1.9% greater than for the first quarter of 2008. The Company’s interest spread increased to 4.44% for 2009 from 3.88% for 2008. The Company’s net interest margin was 4.76% for the first quarter of 2009, an increase of 18 basis points compared to 4.58% for the same period of 2008, and down 1 basis point from the 4.77% level for the fourth quarter of 2008. Our net interest margin increased slightly from prior periods despite the volatile interest rate environment which saw the Federal funds rate drop 200 basis points from March 2008 through December 2008. Should interest rates remain at the current low levels, we anticipate that the impact of lower yields on loans and investment securities and competition for deposits will put downward pressure on our net interest margin.
The provision for loan losses for the first quarter of 2009 was $1.8 million compared to $1.1 million for the same period in 2008. The increase in the provision for loan losses recorded in the first quarter of 2009 resulted from the slowdown in the economy and the increase in nonperforming loans. Gross charge-offs for the quarter ended March 31, 2009, totaled $893 thousand compared to $288 thousand for the same period of 2008. Recoveries of previously charged-off loans totaled $255 thousand in the quarter ended March 31, 2009, as compared to $135 thousand in the same period of 2008. On an annualized basis, net charge-offs as a percentage of average loans were 0.17% for the first quarter of 2009, as compared to 0.04% for the same period in 2008. The Company’s allowance for loan losses totaled $22.7 million at March 31, 2009, up $4.3 million from the balance of $18.4 million at March 31, 2008, and up $1.1 million from the balance of $21.5 million at December 31, 2008. The Company’s allowance as a percentage of nonperforming loans amounted 233.5% at March 31, 2009 compared to 465.0% at March 31, 2008, and 216.8% at December 31, 2008.

Total noninterest income for the first quarter of 2009 was $11.5 million, as compared to $12.3 million for the same period last year. Trust fees totaled $2.1 million for 2009, down $253 thousand over the same period in 2008, reflecting declines in the market value of the equity investments under management and lower oil and gas prices, offset in part by a growth of $223 million in trust assets under management over the prior year. The market value of trust assets managed totaled $1.9 billion at March 31, 2009, compared to $1.8 billion at March 31, 2008. The book value of trust assets managed totaled $1.7 billion at March 31, 2009, compared to $1.5 billion at March 31, 2008. Service charges on deposit accounts totaled $5.1 million for the first quarter of 2009, compared to $5.5 million for the same period of 2008, a decrease of $384 thousand reflecting primarily a decline in usage of our overdraft privilege product. Fees from the Company’s real estate mortgage operations of $588 thousand represented a slight decrease from the $605 thousand recognized in the first quarter of 2008. ATM and credit card fees increased 8.8% to $2.2 million versus $2.0 million a year ago, indicative of continued increases in the use of debit cards and growth in net new deposit accounts. A net gain of $616 thousand on the sale of approximately $73.7 million in student loans, approximately 86% of the student loan portfolio, was recorded in the first quarter of 2009, compared to a net gain of $283 thousand recorded in the same period last year on the sale of $9.4 million in student loans. The Company recognized a net gain of $1.7 million on the sale of $62.7 million in student loans for the year ended December 31, 2008, the most significant portion was realized in the second quarter of 2008. The Company has suspended its student lending activities as a result of changes mandated by the Department of Education that significantly reduced the profitability of the student loan program. It is currently anticipated that the remaining portfolio of student loans will be sold in the second or third quarter of this year.
Noninterest expense for the first quarter of 2009 amounted to $22.9 million, as compared to $22.7 million for the same period in 2008. Salaries and employee benefits expense, the Company’s largest noninterest expense item, decreased 4.4% to $12.0 million in 2009, down $556 thousand from the same period in 2008. The decrease in salaries and benefits expense reflected decreases in healthcare costs of $342 thousand and employee profit sharing of $550 thousand. Net occupancy expense was $1.6 million for the first quarter of 2009, an increase of 1.8% over the same period last year. Equipment expense was $1.9 million for the quarter ended March 31, 2009, an increase of $93 thousand over the first quarter of 2008. FDIC insurance premiums were $951 thousand in the first quarter of 2009 compared to $133 thousand for the same period last year. The increase in the FDIC insurance premiums is the result of having utilized FDIC insurance premium credits in prior periods and an increase in 2009 of the FDIC insurance premium rates. The FDIC is currently considering an additional special assessment that could further significantly increase this expense for the Company for the remainder of 2009.
All other categories of the Company’s noninterest expense decreased $98 thousand in the first quarter of 2009, compared to the first quarter of 2008. Advertising and public relations decreased $110 thousand. Amortization of intangible assets decreased $89 thousand. ATM and credit card expenses were $79 lower primarily as a result of a new contract with our processor. Offsetting these decreases were an increase in legal, tax and professional expense of $184 thousand and increases in various other categories of noninterest expense. The increase in legal, tax and professional expense was largely the result of higher costs associated with servicing the Company’s portfolio of student loans.
Income tax expense was $5.0 million for the first quarter of 2009, as compared to $5.3 million for the same period in 2008. Our effective tax rates on pretax income were 26.92%, and 28.52% for the first quarters of 2009 and 2008, respectively. The effective tax rates differ from the federal statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and the Texas margin tax. The decrease in the effective rate in 2009 compared to 2008 is due to an increase in tax exempt interest income.
We believe a key indicator of our operating efficiency is expressed by the ratio that is calculated by dividing noninterest expense by the sum of net interest income (on a tax equivalent basis) and noninterest income. This ratio in effect measures the amount of funds expended to generate revenue. Our efficiency ratio was 50.22% for the first quarter of 2009 and 51.86% for the first quarter of 2008.

Balance Sheet Review
Total assets at March 31, 2009 amounted to $3.12 billion as compared to $3.21 billion at December 31, 2008, and $3.06 billion at March 31, 2008. Deposits totaled $2.52 billion at March 31, 2009, down $61.0 million from December 31, 2008 amounts. Deposits at March 31, 2008 were $2.50 billion.
Loans totaled $1.48 billion, $1.57 billion and $1.54 billion at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. Loans held for investment at March 31, 2009, were $1.47 billion, a decrease of $14.1 million from the March 31, 2008 balance. As compared to March 31, 2008, loans held for investment at March 31, 2009, reflect (i) a $13.2 million decrease in commercial, financial and agricultural loans; (ii) a $1.1 million decrease in real estate loans; and (iii) a $0.3 million increase in consumer loans. Loans held for sale at March 31, 2009, were $14.2 million, a decrease of $42.2 million from the March 31, 2008 balance, substantially all as a result of the sale of student loans recorded in the first quarter of 2009. At March 31, 2009, loans held for sale were comprised of $9.8 million in student loans and $4.5 million in residential mortgage loans.
Investment securities, including trading securities, at March 31, 2009, totaled $1.33 billion as compared to $1.32 billion at year-end 2008 and $1.12 billion at March 31, 2008. The net unrealized gain in the investment portfolio at March 31, 2009, was $35.4 million. At March 31, 2009, gross unrealized gains totaled $40.7 million and gross unrealized losses totaled $5.3 million. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell our securities prior to recovery and (2) it is more likely than not that we will not have to sell our securities prior to recovery. The unrealized losses noted are interest rate related due to the level of short-term and intermediate interest rates at March 31, 2009. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
The portfolio had an overall tax equivalent yield of 5.19% at March 31, 2009. At March 31, 2009, the investment portfolio had a weighted average life of 4.50 years and modified duration of 3.84 years. At March 31, 2009, the Company did not hold any structured notes.
At March 31, 2009 and 2008 and December 31, 2008, the Company’s investment portfolio consisted of the following:

	March 31, 2009	March 31, 2008	December 31, 2008
Trading Securities	$93,194,729	$—	$55,990,882

Held-to-Maturity:
Obligations of state and political subdivisions	19,250,204	23,590,904	22,574,235

Mortgage backed securities	836,091	1,275,154	918,853

	$20,086,295	$24,866,058	$23,493,088

Available-for-Sale:
U.S. Treasuries and obligations of U.S. government sponsored enterprises and agencies	274,851,197	286,206,921	330,045,589

Obligations of state and political subdivisions	416,055,834	321,874,707	380,775,388

Corporate bonds	74,981,449	40,040,039	68,448,454

Mortgage backed securities	445,531,196	440,828,475	453,923,545

Other securities	5,765,804	5,973,248	5,728,892

	$1,217,185,480	$1,094,923,390	$1,238,921,868

Trading securities consist of a government securities money market fund comprising primarily of U. S. Government agency securities and repurchase agreements collateralized by U. S. Government agency securities.

Nonperforming asset information at March 31, 2009 and 2008, and December 31, 2008 is as follows (dollars in thousand):

	March 31,		December 31,
	2009	2008	2008
Nonaccrual loans	$9,606	$3,933	$9,893
Accruing loans 90 days past due	94	19	36
Foreclosed assets	4,415	1,908	2,602

	$14,115	$5,860	$12,531

As a % of loans and foreclosed assets	0.95%	0.38%	0.80%
As a % of end of period total assets	0.45%	0.19%	0.39%
Short-term borrowings were $166.3 million at March 31, 2009 as compared to $235.6 million at December 31, 2008, and $163.1 million at March 31, 2008. At March 31, 2009, short-term borrowings included securities sold under repurchase agreements of $150.2 million. These borrowings are generally with significant customers of the Company that require short-term liquidity for their funds.
Liquidity and Capital
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, trading assets and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with, and sell federal funds to, our subsidiary banks. Other sources of funds include our ability to sell securities under agreements to repurchase, and an unfunded $50 million line of credit which matures December 31, 2009, established with a nonaffiliated bank. One of our subsidiary banks also has federal funds purchased lines of credit with two non-affiliated banks totaling $80 million.
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
The Company’s consolidated statements of cash flows are presented on page 8 of this report. Total shareholders’ equity amounted to $381.5 million at March 31, 2009, which was up from $368.8 million at year-end 2008 and $351.8 million at March 31, 2008. The Company’s total risk-based capital and leverage ratios at March 31, 2009 were 18.05% and 10.01%, respectively. The first quarter 2009 cash dividend of $0.34 per share totaled $7.1 million and represented 51.6 % of first quarter earnings.

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
As of March 31, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.95% and 2.56%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 50 and 100 basis points would result in negative variances in net interest income of 0.37% and 1.80%, respectively, relative to the base case over the next 12 months. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
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

Item 4. Controls and Procedures
As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, our disclosure controls and procedures under Rule 13a-15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of March 31, 2009.
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II
OTHER INFORMATION
Item 6. Exhibits
The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K Annual Report for the ended December 31, 2008).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.2	—	Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.3	—	Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 3, 2006).

10.4	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998).

10.5	—	2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders).

10.6	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed December 31, 2004).

10.7	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).

10.8	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed December 31, 2006).

10.9	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed December 31, 2007).

10.10	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q filed July 25, 2008).

10.11	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 22, 2008).

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
Date: May 4, 2009	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: May 4, 2009	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer