Form 10-Q
period 2009-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2009-07-31
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2009:

Class	Number of Shares Outstanding

Common Stock, $0.01 par value per share	20,816,090

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION
Item	Page
1. Financial Statements	3

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

3. Quantitative and Qualitative Disclosures About Market Risk	39

4. Controls and Procedures	39

PART II

OTHER INFORMATION

4. Submission of Matters to a Vote of Security Holders	41

6. Exhibits	42

Signatures	43

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at June 30, 2009 and 2008 and December 31, 2008, the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2009 and 2008, and changes in shareholders’ equity and cash flows for the six months ended June 30, 2009 and 2008, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,
	2009	2008	2008
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$102,339,248	$151,741,843	$137,569,957
FEDERAL FUNDS SOLD	26,375,000	107,920,000	27,660,000
INTEREST-BEARING DEPOSITS IN BANKS	17,252,374	4,478,115	3,658,037

Total cash and cash equivalents	145,966,622	264,139,958	168,887,994

TRADING SECURITIES, at fair value	31,188,674	30,794,378	55,990,882

SECURITIES HELD-TO-MATURITY (fair value of $19,746,289, $24,942,002 and $24,072,925 at June 30, 2009 and 2008 and December 31, 2008, respectively)	19,277,615	24,222,291	23,493,088

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,250,784,162	1,098,885,011	1,238,921,868

LOANS
Held for investment	1,462,884,525	1,505,004,840	1,511,420,878
Held for sale	16,237,278	7,537,241	54,721,837

	1,479,121,803	1,512,542,081	1,566,142,715

Less: Allowance for loan losses	(23,246,778)	(18,676,915)	(21,528,860)

Net loans	1,455,875,025	1,493,865,166	1,544,613,855

BANK PREMISES AND EQUIPMENT, net	63,806,862	63,513,569	65,675,138
INTANGIBLE ASSETS	63,564,937	64,592,409	64,002,968
OTHER ASSETS	47,071,492	44,652,379	50,798,861

Total assets	$3,077,535,389	$3,084,665,161	$3,212,384,654

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$741,242,165	$807,681,419	$797,077,004
INTEREST-BEARING DEPOSITS	1,731,273,077	1,760,940,039	1,785,676,148

Total deposits	2,472,515,242	2,568,621,458	2,582,753,152

DIVIDENDS PAYABLE	7,076,967	7,069,362	7,071,342
SHORT-TERM BORROWINGS	176,672,781	149,894,715	235,598,268
OTHER LIABILITIES	32,411,300	15,169,002	18,179,664

Total liabilities	2,688,676,290	2,740,754,537	2,843,602,426

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value, authorized 40,000,000 shares;
20,814,760, 20,792,309, and 20,799,198 shares issued at June 30, 2009 and 2008 and December 31, 2008, respectively	208,148	207,923	207,992
Capital surplus	268,608,275	267,761,861	268,087,449
Retained earnings	102,756,184	77,377,884	89,637,172
Treasury stock (shares at cost: 160,438, 158,949, and 158,811 at June 30, 2009 and 2008, and December 31, 2008, respectively)	(3,671,412)	(3,344,178)	(3,500,436)
Deferred compensation	3,671,412	3,344,178	3,500,436
Accumulated other comprehensive earnings (loss)	17,286,492	(1,437,044)	10,849,615

Total shareholders’ equity	388,859,099	343,910,624	368,782,228

Total liabilities and shareholders’ equity	$3,077,535,389	$3,084,665,161	$3,212,384,654

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$22,689,634	$25,664,182	$45,743,500	$54,041,270
Interest on investment securities:
Taxable	9,151,393	9,270,122	18,806,422	18,388,507
Exempt from federal income tax	4,498,998	3,405,905	8,626,861	6,786,927
Interest on trading securities	57,419	104,759	140,312	104,759

Interest on federal funds sold and
interest-bearing deposits in banks	70,678	506,064	113,164	1,375,824

Total interest income	36,468,122	38,951,032	73,430,259	80,697,287

INTEREST EXPENSE:
Interest on deposits	4,154,717	8,490,926	8,931,676	19,578,964
Other	192,647	439,835	454,392	1,268,467

Total interest expense	4,347,364	8,930,761	9,386,068	20,847,431

Net interest income	32,120,758	30,020,271	64,044,191	59,849,856
PROVISION FOR LOAN LOSSES	1,588,003	1,441,000	3,348,506	2,509,251

Net interest income after provision for loan losses	30,532,755	28,579,271	60,695,685	57,340,605

NONINTEREST INCOME:
Trust fees	2,125,783	2,359,307	4,242,289	4,728,358
Service charges on deposit accounts	5,420,816	5,671,396	10,561,888	11,196,383
ATM and credit card fees	2,426,534	2,263,860	4,635,534	4,295,060
Real estate mortgage operations	858,434	764,610	1,445,944	1,369,233
Net gain on securities transactions	498,261	166,414	747,352	559,057
Net gain on sale of student loans	—	1,431,515	616,477	1,714,595
Net gain (loss) on sale of foreclosed assets	99,467	(15,022)	(59,262)	89,226
Other	690,403	813,317	1,465,590	1,815,624

Total noninterest income	12,119,698	13,455,397	23,655,812	25,767,536

NONINTEREST EXPENSE:
Salaries and employee benefits	12,241,044	12,545,177	24,233,415	25,093,093
Net occupancy expense	1,566,783	1,651,539	3,186,521	3,242,724
Equipment expense	1,967,774	1,865,328	3,907,802	3,712,107
Printing, stationery and supplies	464,893	440,667	897,512	950,785
FDIC insurance premiums	2,305,307	143,171	3,256,288	276,167
Amortization of intangible assets	215,830	304,194	438,031	614,760
Other expenses	5,595,962	6,058,802	11,385,685	11,780,850

Total noninterest expense	24,357,593	23,008,878	47,305,254	45,670,486

EARNINGS BEFORE INCOME TAXES	18,294,860	19,025,790	37,046,243	37,437,655
INCOME TAX EXPENSE	4,728,865	5,423,608	9,776,677	10,673,840

NET EARNINGS	$13,565,995	$13,602,182	$27,269,566	$26,763,815

EARNINGS PER SHARE, BASIC	$0.65	$0.65	$1.31	$1.29

EARNINGS PER SHARE, ASSUMING DILUTION	$0.65	$0.65	$1.31	$1.29

DIVIDENDS PER SHARE	$0.34	$0.34	$0.68	$0.66

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET EARNINGS	$13,565,995	$13,602,182	$27,269,566	$26,763,815

Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	1,257,417	(22,404,774)	10,650,240	(7,524,909)

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(498,261)	(166,414)	(747,352)	(559,057)

Total other items of comprehensive earnings (loss)	759,156	(22,571,188)	9,902,888	(8,083,966)

Income tax benefit (expense) related to other items of comprehensive earnings (loss)	(265,705)	7,899,916	(3,466,011)	2,829,388

COMPREHENSIVE EARNINGS	$14,059,446	$(1,069,090)	$33,706,443	$21,509,237

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2007	20,766,848	$207,669	$267,136,338	$64,333,921	(155,415)	$(3,170,304)	$3,170,304	$3,817,534	$335,495,462

Net earnings (unaudited)	—	—	—	26,763,815	—	—	—	—	26,763,815

Stock issuances (unaudited)	25,461	254	482,642	—	—	—	—	—	482,896

Cash dividends declared, $0.66 per share (unaudited)	—	—	—	(13,719,852)	—	—	—	—	(13,719,852)

Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(5,254,578)	(5,254,578)

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	30,000	—	—	—	—	—	30,000

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(3,534)	(173,874)	173,874	—	—

Stock option expense (unaudited)	—	—	112,881	—	—	—	—	—	112,881

Balances at June 30, 2008 (unaudited)	20,792,309	$207,923	$267,761,861	$77,377,884	(158,949)	$(3,344,178)	$3,344,178	$(1,437,044)	$343,910,624

Balances at December 31, 2008	20,799,198	$207,992	$268,087,449	$89,637,172	(158,811)	$(3,500,436)	$3,500,436	$10,849,615	$368,782,228

Net earnings (unaudited)	—	—	—	27,269,566	—	—	—	—	27,269,566

Stock issuances (unaudited)	15,562	156	354,497	—	—	—	—	—	354,653

Cash dividends declared, $0.68 per share (unaudited)	—	—	—	(14,150,554)	—	—	—	—	(14,150,554)

Change in unrealized gain in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	6,436,877	6,436,877

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	30,000	—	—	—	—	—	30,000

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,627)	(170,976)	170,976	—	—

Stock option expense (unaudited)	—	—	136,329	—	—	—	—	—	136,329

Balances at June 30, 2009 (unaudited)	20,814,760	$208,148	$268,608,275	$102,756,184	(160,438)	$(3,671,412)	$3,617,412	$17,286,492	$388,859,099

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$27,269,566	$26,763,815
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,897,856	3,955,115
Provision for loan losses	3,348,506	2,509,251
Securities premium amortization (discount accretion), net	525,905	185,875
Gain on sale of assets, net	(1,403,061)	(2,519,152)
Deferred federal income tax benefit	(213,135)	(667,449)
Trading security activity, net	24,802,208	(30,794,378)
Loans originated for resale	(111,948,927)	(89,824,825)
Proceeds from sales of loans held for resale	150,971,960	119,579,056
Change in other assets	4,142,045	3,047,163
Change in other liabilities	1,997,681	2,972,575

Total adjustments	76,121,038	8,443,231

Net cash provided by operating activities	103,390,604	35,207,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	35,359,157	69,625,614
Maturities	111,156,835	145,885,473
Purchases	(139,109,541)	(227,645,540)
Activity in held-to-maturity securities — maturities	4,217,076	2,193,300
Net decrease (increase) in loans	44,357,760	(14,646,267)
Purchases of bank premises and equipment and computer software	(1,128,090)	(5,756,257)
Proceeds from sale of other assets	1,788,500	1,034,669

Net cash provided by (used in) investing activities	56,641,697	(29,309,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(55,834,839)	68,500,439
Net decrease in interest-bearing deposits	(54,403,071)	(45,961,999)
Net decrease in short-term borrowings	(58,925,487)	(16,371,711)
Common stock transactions:
Proceeds from stock issuances	354,653	482,896
Dividends paid	(14,144,929)	(13,296,081)

Net cash used in financing activities	(182,953,673)	(6,646,456)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,921,372)	(748,418)

CASH AND CASH EQUIVALENTS, beginning of period	168,887,994	264,888,376

CASH AND CASH EQUIVALENTS, end of period	$145,966,622	$264,139,958

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$10,016,125	$19,408,096
Federal income tax paid	10,305,982	11,535,911
Transfer of loans to foreclosed assets	2,626,008	790,287
Investment securities purchased but not settled	9,926,301	4,186,873
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of the Company, a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA, and its wholly-owned subsidiaries: First Financial Bankshares of Delaware, Inc.; First Financial Investments of Delaware, Inc.; First Financial Bank, National Association, Abilene, Texas; First Financial Bank, Hereford, Texas; First Financial Bank, National Association, Sweetwater, Texas; First Financial Bank, National Association, Eastland, Texas; First Financial Bank, National Association, Cleburne, Texas; First Financial Bank, National Association, Stephenville, Texas; San Angelo National Bank, San Angelo, Texas; First Financial Bank, National Association, Weatherford, Texas; First Financial Bank, National Association, Southlake, Texas; First Financial Bank, National Association, Mineral Wells, Texas; First Technology Services, Inc.; First Financial Trust & Asset Management Company, National Association; First Financial Investments, Inc.; and First Financial Insurance Agency, Inc.
Through our subsidiary banks, we conduct a full-service commercial banking business. Our service centers are located primarily in North Central and West Texas. Considering the braches and locations of all our bank subsidiaries, as of June 30, 2009, we had 48 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian and Glen Rose. Our trust subsidiary has six locations in Abilene, San Angelo, Stephenville, Sweetwater, Fort Worth and Odessa, all in Texas.
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009, due to seasonality, changes in economic conditions and credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted under SEC rules and regulations. Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation. The Company evaluated subsequent events for potential recognition and/or disclosure through July 31, 2009, the date the consolidated financial statements were issued.
Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment was noted as of June 30, 2009.
Note 2 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three and six months ended June 30, 2009 and 2008, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2009 and 2008, were 20,809,061 and 20,786,902, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the six months ended June 20, 2009 and 2008 were 20,805,392 and 20,780,421, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2009 and 2008, were 20,830,965 and 20,833,048, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2009 and 2008, were 20,821,782 and 20,816,219, respectively.
Note 3 — Available-for-Sale and Held-to-Maturity Securities
A summary of available-for-sale and held-to-maturity securities is as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$18,552	$487	$(34)	$19,005
Mortgage-backed securities	726	16	(1)	741

Total debt securities held-to-maturity	$19,278	$503	$(35)	$19,746

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$258,408	$11,982	$—	$270,390
Obligations of state and political subdivisions	443,777	8,191	(2,714)	449,254
Corporate bonds	78,216	3,906	(3)	82,119
Mortgage-backed securities	429,230	14,204	(176)	443,258
Other securities	5,550	213	—	5,763

Total securities available-for-sale	$1,215,181	$38,496	$(2,893)	$1,250,784

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$23,082	$720	$(13)	$23,789
Mortgage-backed securities	1,140	16	(3)	1,153

Total debt securities held-to-maturity	$24,222	$736	$(16)	$24,942

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$302,781	$3,456	$(1,959)	$304,278
Obligations of state and political subdivisions	322,021	3,356	(2,741)	322,636
Corporate bonds	43,143	436	(70)	43,509
Mortgage-backed securities	422,893	3,393	(3,610)	422,676
Other securities	5,699	87	—	5,786

Total securities available-for-sale	$1,096,537	$10,728	$(8,380)	$1,098,885

During the quarter ended June 30, 2009 and 2008, sales of investment securities that were classified as available-for-sale totaled $30.0 million and $15.6 million, respectively. Gross realized gains from 2009 and 2008 securities sales totaled $498 thousand and $166 thousand, respectively. There were no losses on securities sales during these periods. During the six-months ended June 30, 2009 and 2008, sales of investment securities that were classified as available-for-sale totaled $35.4 million and $69.6 million, respectively. Gross realized gains from 2009 and 2008 securities sales were $747 thousand and $559 thousand, respectively. There were no losses on securities sales during these periods. The specific identification method was used to determine cost on computing the realized gains.
The following tables disclose, as of June 30, 2009 and 2008, our available-for-sale and held-to- maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
June 30, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$107,190	$2,563	$2,676	$185	$109,866	$2,748
Mortgage-backed securities	30,809	176	43	1	30,852	177
Corporate and other securities	4,994	3	—	—	4,994	3

Total	$142,993	$2,742	$2,719	$186	$145,712	$2,928

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
June 30, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of U.S. government sponsored-enterprises and agencies	$118,167	$1,959	$—	$—	$118,167	$1,959
Obligations of state and political subdivisions	135,209	2,720	898	34	136,107	2,754
Mortgage-backed securities	145,248	2,076	41,022	1,537	186,270	3,613
Corporate and other securities	9,097	70	—	—	9,097	70

Total	$407,721	$6,825	$41,920	$1,571	$449,641	$8,396

The number of investment positions in this unrealized loss position totaled 299 at June 30, 2009. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell our securities prior to recovery and (2) it is more likely than not that we will not have to sell our securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2009. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Note 4 —Loans And Allowance for Loan Losses
Major classifications of loans are as follows (dollars in thousands):

	June 30,		December 31,
	2009	2008	2008
Commercial, financial and agricultural	$464,377	$451,067	$485,707
Real estate — construction	104,168	181,685	158,000
Real estate — mortgage	715,211	637,504	678,788
Consumer	195,366	242,286	243,648

Total Loans	$1,479,122	$1,512,542	$1,566,143

Included in real estate-mortgage and consumer loans above are $4.1 million and $12.1 million, respectively, in loans held for sale at June 30, 2009, $3.7 million and $3.8 million, respectively, at June 30, 2008 and $2.9 million and $51.8 million, respectively, in loans held for sale at December 31, 2008, in which the carrying amounts approximate fair value.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (dollars in thousands):

June 30, 2009		June 30, 2008		December 31, 2008
Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance	Investment	Allowance
$ 10,242	$2,495	$8,963	$1,113	$9,893	$2,040

The allowance for loan losses as of June 30, 2009 and 2008 and December 31, 2008, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio which are identified below:

	June 30,		December 31,
	2009	2008	2008
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$2,495,366	$1,113,473	$2,040,323
Remaining portfolio	20,751,412	17,563,442	19,488,537

Total allowance for loan losses	$23,246,778	$18,676,915	$21,528,860

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$22,651,726	$18,377,340	$21,528,860	$17,461,514

Add:
Provision for loan losses	1,588,003	1,441,000	3,348,506	2,509,251
Loan recoveries	231,752	233,107	487,281	368,346

Deduct:
Loan charge-offs	(1,224,703)	(1,374,532)	(2,117,869)	(1,662,196)

Balance at end of period	$23,246,778	$18,676,915	$23,246,778	$18,676,915

Nonaccrual, loans still accruing and past due 90 days or more, restructured loans and foreclosed assets are as follows:

	June 30,		December 31,
	2009	2008	2008
Nonaccrual loans	$10,242	$8,963	$9,893
Loans still accruing and past due 90 days or more	72	—	36
Restructured loans	—	—	—
Foreclosed assets	3,755	1,792	2,602

Total	$14,069	$10,755	$12,531

As a % of loans and foreclosed assets	0.95%	0.71%	0.80%
As a % of total assets	0.46	0.35	0.39
Note 5 — Stock Based Compensation
The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. In May 2009, the Company granted 101,600 incentive stock options with an exercise price of $50.33 per share. The fair value of the options granted was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.24%; expected dividend yield of 2.66%; expected life of 5.79 years; and expected volatility of 41.64%.
The Company recorded stock option expense totaling approximately $71 thousand and $56 thousand, respectively, for the three month periods ended June 30, 2009 and 2008. The Company recorded stock option expense totaling $136 thousand and $113 thousand, respectively, for the six month periods ended June 30, 2009 and 2008.
The additional disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” have been omitted due to immateriality.
Note 6 — Pension Plan
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
Net periodic benefit costs totaling $80 thousand and $79 thousand were recorded, respectively, for the three months ended June 30, 2009 and 2008. Net periodic benefit costs totaling $160 thousand and $157 thousand were recorded, respectively, in the six months ended June 30, 2009 and 2008.

Note 7 — Recently Issued Pronouncements
Effective January 1, 2009, SFAS No. 141R, “Business Combinations (Revised 2007) replaced SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” was issued in April 2009 to amend and clarify SFAS 141R. These pronouncements require an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. As a result, an acquired bank’s allowance for loan losses will not be brought over to the Company’s allowance for loan losses but rather be recorded at fair value at date of acquisition. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition if the acquisition fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if both the information available for the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. These pronouncements also require acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. SFAS 141R is expected to have an impact on the Company’s accounting for business combinations closing after January 1, 2009.
In March 2009, the FASB issued three FASB Staff Positions (“FSP”):
•	No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” — This FSP amends the other-than-temporary impairment guidance under U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statement. The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. The credit loss component of an other-than-temporary impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected.
•	No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” — This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. SFAS 157 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but this FSP states that a change in valuation technique or the use of multiple valuation techniques may be appropriate.
•	No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” — This FSP requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.

These three FSP’s were effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s financial position, results of operations or cash flows other than additional disclosures.
In May 2009, SFAS No. 165, “Subsequent Events” was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 65 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement was effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s financial statements.
In June 2009, SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140” was issued to improve the information a reporting entity provides in its financial statements about a transfer of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. SFAS 166 eliminates the concept of a qualifying special-purpose entity and changes the guidance for evaluation for consolidation. This pronouncement is effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.
In June 2009, SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” was issued to amend previous guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement is effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.
In June 2009, SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Principles, a Replacement of FASB Statement No. 162” was issued and established the FASB Accounting Standards Codification (Codification) as the source of authoritative U. S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The pronouncement and the Codification will be effective in the period ending September 30, 2009 and is not expected to have a significant impact on the Company’s financial statements.

Note 8 — Fair Value Disclosures
SFAS No. 157, “Fair Value Measurements,” and as clarified with several FSP’s, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Investment securities available for sale	$64,166	$1,186,618	$—	$1,250,784
Trading investment securities	31,189	—	—	31,189
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2009:
Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 input based on the discounting of the collateral. At June 30, 2009, impaired loans with a carrying value of $10.2 million were reduced by specific valuation allowance totaling $2.5 million resulting in a net fair value of $7.7 million, based on Level 3 inputs.
Loans Held for Sale — Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At June 30, 2009, the Company’s mortgage loans held for sale and student loans held for sale were recorded at cost as fair value exceeded cost.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Such amounts were not significant to the Company at June 30, 2009.

Under SFAS 107, the Company is required to disclose the estimated fair value of their financial instrument assets and liabilities including those subject to the requirements of SFAS 157. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments, as defined. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.
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
In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.
Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities. Financial instruments assets with variable rates and financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the carrying value.
The carrying value and the estimated fair value of the Company’s contractual off-balance-sheet unfunded lines of credit, loan commitments and letters of credit, which are generally priced at market at the time of funding, are not material.
The estimated fair values and carrying values of all financial instruments covered by SFAS 157 and SFAS 107 at June 30, 2009 were as follows (in thousands):

		Estimated
	Carrying Value	Fair Value

Cash and due from banks	$102,339	$102,339
Federal funds sold	26,375	26,375
Interest-bearing deposits in banks	17,252	17,252
Trading securities	31,189	31,189
Held to maturity securities	19,278	19,746
Available for sale securities	1,250,784	1,250,784
Net loans	1,455,875	1,446,625
Accrued interest receivable	19,619	19,619
Deposits with stated maturities	709,066	712,537
Deposits with no stated maturities	1,763,449	1,763,449
Short term borrowings	176,673	176,673
Accrued interest payable	1,651	1,651

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:
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
Valuation of Securities:
The Company records its available-for-sale and trading securities portfolio at fair value.
Fair values of these securities are determined based on methodologies in accordance with SFAS 157, and as clarified with several FSP’s. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity and (ii) whether it is more likely than not that we will have to sell our securities prior to recovery and/or maturity. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.
Results of Operations
Performance Summary. Net earnings for the second quarter of 2009 were $13.6 million, a decrease of $36 thousand, or 0.3% from the same period in 2008. Net earnings for the second quarter of 2009 compared to the second quarter of 2008 were negatively impacted by a decrease in noninterest income, including the gain on sale of student loans in the second quarter of 2008 as compared to the second quarter of 2009 and the increase of $2.2 million in FDIC insurance premiums, including special assessment (see below). The negative impact of these items was substantially offset by an increase in net interest income and decreases in certain other categories of noninterest expense.
On a basic net earnings per share basis, net earnings were $0.65 for the second quarter of 2009, unchanged from the same quarter of 2008. The return on average assets was 1.77% for the second quarter of 2009, as compared to 1.81% for the same quarter of 2008. The return on average equity was 13.98% for the second quarter of 2009 as compared to 15.55% for the same quarter of 2008.
Net earnings for the six-month period ended June 30, 2009 were $27.3 million, an increase of $506 thousand, or 1.9%, compared to net earnings for the six-month period ended June 30, 2008 of $26.8 million. The increase in net earnings for 2009 over 2008 was primarily attributable to an increase in net interest income which offset the impact of the increase in FDIC insurance premiums and the reduction in the gain on the sale of student loans.
On a basic net earnings per share basis, net earnings were $1.31 for the six-months of 2009 as compared to $1.29 for the same period of 2008. The return on average assets was 1.76% for the six-months of 2009, as compared to 1.78% for the same period of 2008. The return on average equity was 14.28% for the six-months of 2009, as compared to 15.48% for the same period of 2008.
Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent net interest income was $34.6 million for the second quarter of 2009, as compared to $31.7 million for the same period last year. The increase in 2009 compared to 2008 was largely attributable to (i) the decrease in the rate paid on interest-bearing liabilities in an amount greater than the decrease in rates earned on interest earning assets and (ii) an increase in the volume of earning assets. Average earning assets increased $73.3 million for the second quarter of 2009 over the same period in 2008. Average taxable and tax exempt securities increased $162.8 million for the second quarter of 2009 over 2008, offsetting a decrease of $38.3 million in average loans. Average interest bearing liabilities decreased $6.4 million for the second quarter of 2009 over the same period in 2008. The yield on earning assets decreased 41 basis points in the second quarter of 2009, whereas the rate paid on interest-bearing liabilities decreased 97 basis points, primarily due to the effects of lower interest rates.

Tax-equivalent net interest income was $68.7 million for the first six-month period of 2009, as compared to $63.1 million for the same period last year. The increase in 2009 compared to 2008 was largely attributable to (i) the decrease in the rate paid on interest-bearing liabilities in an amount greater than the decrease in rates earned on interest earning assets and (ii) an increase in the volume of earning assets. Average earning assets increased $113.0 million for the first six-months of 2009. Average taxable and tax exempt securities increased $181.0 million, offsetting a decrease of $3.4 million in average loans. Average interest bearing liabilities increased $15.6 million for the six-month period of 2009 over 2008. The yield on earning assets decreased 63 basis points in the six-months of 2009, whereas the rate paid on interest-bearing liabilities decreased 119 basis points.
Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.
     Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2008			June 30, 2008
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$(234)	$(201)	$(435)	$(813)	$(450)	$(1,263)
Taxable investment securities (1)	654	(820)	(166)	2,042	(1,589)	453
Tax-exempt investment securities (2)	1,602	184	1,786	2,787	339	3,126
Loans (2) (3)	(580)	(2,324)	(2,904)	(270)	(7,870)	(8,140)

Interest income	1,442	(3,161)	(1,719)	3,746	(9,570)	(5,824)

Interest-bearing deposits	(81)	(4,255)	(4,336)	(331)	(10,316)	(10,647)
Short-term borrowings	44	(291)	(247)	318	(1,132)	(814)

Interest expense	(37)	(4,546)	(4,583)	(13)	(11,448)	(11,461)

Net interest income	$1,479	$1,385	$2,864	$3,759	$1,878	$5,637

(1)	Trading securities are included in taxable investment securities.

(2)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(3)	Nonaccrual loans are included in loans.
The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.
The net interest margin for the second quarter of 2009 was 4.88%, an increase of 27 basis points from the same period in 2008. The net interest margin for the six-months of 2009 was 4.82%, an increase of 23 basis points from the same period in 2008.

Our net interest margin increased from prior periods despite the volatile interest rate environment which saw the Federal funds rate drop 400 basis points from January 2008 through June 2009. We have been more successful in implementing floors on our loans and have improved the pricing for loan risk, which previously we were unable to do due to competition. Additionally we have purchased investment securities at favorable yields. Should interest rates remain at the current low levels through the remainder of 2009, we anticipate that the impact of lower yields on loans and investment securities and competition for deposits may put pressure on our net interest margin.
     Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three months ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Short-term investments	$45,286	$71	0.63%	$96,494	$506	2.11%
Taxable investment securities (1)	885,382	9,209	4.16	827,589	9,376	4.53
Tax-exempt investment securities (2)	429,542	6,738	6.27	324,551	4,952	6.10
Loans (2)(3)	1,481,792	22,900	6.20	1,520,043	25,804	6.83

Total earning assets	2,842,002	38,918	5.49%	2,768,677	40,638	5.90%
Cash and due from banks	98,906			118,479
Bank premises and equipment, net	64,498			63,528
Other assets	36,135			30,526
Goodwill and other intangible assets, net	63,675			64,746
Allowance for loan losses	(22,938)			(18,616)

Total assets	$3,082,278			$3,027,340

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$1,735,640	$4,155	0.96%	$1,757,120	$8,491	1.94%
Short-term borrowings	171,936	192	0.45	156,849	440	1.13

Total interest-bearing liabilities	1,907,576	4,347	0.91%	1,913,969	8,931	1.88%

Noninterest-bearing deposits	753,473			740,688
Other liabilities	32,134			20,774

Total liabilities	2,693,183			2,675,431
Shareholders’ equity	389,095			351,909

Total liabilities and shareholders’ equity	$3,082,278			$3,027,340

Net interest income		$34,571			$31,707

Rate Analysis:
Interest income/earning assets			5.49%			5.90%
Interest expense/earning assets			0.61			1.29

Net yield on earning assets			4.88%			4.61%

	Six months ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Short-term investments	$41,115	$113	0.56%	$105,705	$1,376	2.62%
Taxable investment securities (1)	895,102	18,947	4.23	806,059	18,493	4.59
Tax-exempt investment securities (2)	414,480	12,899	6.22	322,517	9,772	6.06
Loans (2)(3)	1,524,211	46,157	6.11	1,527,593	54,298	7.15

Total earning assets	2,874,908	78,116	5.48%	2,761,874	83,939	6.11%
Cash and due from banks	106,451			117,112
Bank premises and equipment, net	64,898			63,091
Other assets	37,096			31,032
Goodwill and other intangible assets, net	63,782			64,903
Allowance for loan losses	(22,507)			(18,225)

Total assets	$3,124,628			$3,019,787

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$1,751,263	$8,932	1.03%	$1,776,471	$19,579	2.22%
Short-term borrowings	201,416	454	0.45	160,559	1,268	1.59

Total interest-bearing liabilities	1,952,679	9,386	0.97%	1,937,030	20,847	2.16%

Noninterest-bearing deposits	754,851			715,334
Other liabilities	32,119			19,785

Total liabilities	2,739,649			2,672,149
Shareholders’ equity	384,979			347,638

Total liabilities and shareholders’ equity	$3,124,628			$3,019,787

Net interest income		$68,730			$63,092

Rate Analysis:
Interest income/earning assets			5.48%			6.11%
Interest expense/earning assets			0.66			1.52

Net yield on earning assets			4.82%			4.59%

(1)	Trading securities are included in taxable investment securities.

(2)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(3)	Nonaccrual loans are included in loans.
Noninterest Income. Noninterest income for the second quarter of 2009 was $12.1 million, a decrease of $1.3 million, or 9.9%, as compared to the same period in 2008. This decrease is primarily due to (i) the student loan sale in the second quarter of 2008 compared to no sales in the second quarter in 2009, (ii) a decrease of $234 thousand in trust fees and (iii) a decrease of $250 thousand in service charges on deposits. This large decrease was offset by (i) an increase of $163 thousand in ATM and credit card fees primarily as a result of increased use of debit cards, (ii) an increase of $332 thousand in the net gain on securities transactions, and (iii) an increase of $93 thousand in real estate mortgage fees.
In the first quarter of 2009, we recorded a gain of $616 thousand on the sale of approximately $73.7 million in student loans, representing approximately 86% of our student loan portfolio. In the second quarter of 2008, we recognized a net gain of $1.4 million on the sale of $54.1 million in student loans. The Company has suspended its student loan origination activities as a result of changes mandated by the Department of Education that significantly reduced the profitability of the student loan program. It is currently anticipated that we will sell the remaining portfolio of student loans in the third quarter of 2009. The decline in trust fees reflects declines in the market values of the equity investments under management and lower oil and gas prices, offset in part by growth of $92.1 million in new business over the prior year. The fair value of our trust assets managed, which are not reflected in our balance sheet, totaled $1.99 billion at June 30, 2009 compared to $1.92 billion for the same period of 2008. The decline in service charges on deposit accounts was the result of a decrease in the usage of overdraft privilege.

Noninterest income for the six-month period ended June 30, 2009 was $23.7 million, a decrease of $2.1 million, or 8.2%, as compared to the same period in 2008. This decrease is primarily due to (i) the decrease of $1.1 million in profit from sale of student loans, (ii) a decrease of $486 thousand in trust fees and (iii) a decrease of $634 thousand in service charges on deposits. This large decrease was offset by (i) an increase of $341 thousand in ATM and credit card fees primarily as a result of increased use of debit cards, (ii) an increase of $188 thousand in the net gain on securities transactions, and (iii) an increase of $77 thousand in real estate mortgage fees.
In the first six months of 2009, we recorded a gain of $616 thousand on the sale of approximately $73.7 million in student loans, approximately 86% of our student loan portfolio. In the same period in 2008, we recognized a net gain of $1.7 million on the sale of $63.6 million in student loans.
     Table 3 — Noninterest Income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase			Increase
	2009	(Decrease)	2008	2009	(Decrease)	2008

Trust fees	$2,125	$(234)	$2,359	$4,242	$(486)	$4,728
Service charges on deposit accounts	5,421	(250)	5,671	10,562	(634)	11,196
Real estate mortgage operations	858	93	765	1,446	77	1,369
Gain on sale of student loans	—	(1,432)	1,432	616	(1,099)	1,715
ATM and credit card fees	2,427	163	2,264	4,636	341	4,295
Net gain on securities transactions	498	332	166	747	188	559
Other:
Net gain (loss) on sale of foreclosed assets	99	114	(15)	(59)	(148)	89
Check printing fees	102	(5)	107	208	(30)	238
Safe deposit rental fees	95	2	93	266	(4)	270
Exchange fees	23	(20)	43	42	(36)	78
Credit life and debt protection fees	51	3	48	89	(10)	99
Brokerage Commissions	54	(36)	90	111	(63)	174
Interest on loan recoveries	47	(81)	128	186	20	166
Miscellaneous income	320	16	304	564	(228)	792

Total other	791	(7)	798	1,407	(499)	1,906

Total Noninterest Income	$12,120	$(1,335)	$13,455	$23,656	$(2,112)	$25,768

Noninterest Expense. Total noninterest expense for the second quarter of 2009 was $24.4 million, an increase of $1.3 million, or 5.9%, as compared to the same period in 2008. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the second quarter of 2009 was 52.17% compared to 50.95% for the same period in 2008.

Salaries and employee benefits for the second quarter of 2009 totaled $12.2 million, a decrease of $304 thousand, or 2.4%, as compared to 2008. The primary causes of this decrease were lower levels of contributions to the Company’s profit sharing plan and a reduction in salaries from reduced headcount partially offset by a $239 thousand increase in medical costs.
All other categories of noninterest expense for the second quarter of 2009 totaled $12.1 million, an increase of $1.7 million, or 15.8%, as compared to the same period in 2008. The increase in noninterest expense was largely the result of an increase of approximately $2.2 million in FDIC insurance premiums, including the special assessment of $1.4 million. Depending upon the losses sustained by the FDIC in the remainder of 2009, there may be additional special assessments. The increase in FDIC insurance premiums is also the result of having utilized FDIC premium insurance credits in prior periods and an increase in 2009 of FDIC insurance premium rates. Net occupancy expense decreased $85 thousand primarily as a result of lower utilities expense. ATM and debit card interchange expenses decreased $368 thousand primarily as a result of better pricing with our processor.
Total noninterest expense for the first six-months of 2009 was $47.3 million, an increase of $1.6 million, or 3.6%, as compared to the same period in 2008. Our efficiency ratio for the first six-months of 2009 was 51.21% compared to 51.40% for the same period in 2008.
Salaries and employee benefits for the first six-months of 2009 totaled $24.2 million, a decrease of $860 thousand, or 3.4%, as compared to 2008. The primary cause of this decrease was lower levels of contributions to the Company’s profit sharing plan.
All other categories of noninterest expense for the first six months of 2009 totaled $23.1 million, an increase of $2.5 million, or 12.1%, as compared to the same period in 2008. The increase in noninterest expense was largely the result of an increase of almost $3.0 million in FDIC insurance premiums, including the special assessment of $1.4 million. Depending upon the losses sustained by the FDIC in the remainder of 2009, there may be additional special assessments. The increase in FDIC insurance premiums is also the result of having utilized FDIC premium insurance credits in prior periods and an increase in 2009 of FDIC insurance premium rates. ATM and debit card interchange expenses decreased $450 thousand primarily as a result of better pricing with our processor. The increase in professional and service fees reflected higher costs associated with servicing the Company’s student loans.

     Table 4 — Noninterest Expense (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase			Increase
	2009	(Decrease)	2008	2009	(Decrease)	2008
Salaries	$9,584	$(146)	$9,730	$19,095	$113	$18,982
Medical	949	239	710	1,666	(103)	1,769
Profit sharing	555	(434)	989	1,050	(984)	2,034
Pension	80	1	79	160	3	157
401(k) match expense	298	19	279	601	37	564
Payroll taxes	704	2	702	1,525	51	1,474
Stock option expense	71	15	56	136	23	113

Total salaries and employee benefits	12,241	(304)	12,545	24,233	(860)	25,093

Net occupancy expense	1,567	(85)	1,652	3,187	(56)	3,243
Equipment expense	1,968	103	1,865	3,908	196	3,712
Intangible amortization	216	(88)	304	438	(177)	615

Other:
Data processing fees	106	4	102	212	9	203
Postage	363	(2)	365	745	28	717
Printing, stationery and supplies	465	24	441	898	(53)	951
Advertising	276	(53)	329	523	(88)	611
Correspondent bank service charges	323	23	300	635	70	565
ATM and interchange expense	618	(368)	986	1,418	(450)	1,868
Credit card fees	113	(18)	131	233	(16)	249
Telephone	333	(11)	344	665	—	665
Public relations and business
development	314	(13)	327	599	(87)	686
Directors’ fees	180	(4)	184	374	3	371
Audit and accounting fees	304	(70)	374	631	(42)	673
Legal fees	131	(39)	170	272	(5)	277
Professional and service fees	591	70	521	1,337	217	1,120
Regulatory exam fees	224	24	200	443	37	406
FDIC assessment fees	2,305	2,162	143	3,256	2,980	276
Travel	146	(9)	155	248	(29)	277
Courier expense	140	(49)	189	295	(85)	380
Operational and other losses	337	58	279	479	5	474
Other miscellaneous expense	1,097	(6)	1,103	2,276	38	2,238

Total other	8,366	1,723	6,643	15,539	2,532	13,007

Total Noninterest Expense	$24,358	$1,349	$23,009	$47,305	$1,635	$45,670

Income Taxes. Income tax expense was $4.7 million for the second quarter in 2009 as compared to $5.4 million for the same period in 2008. Our effective tax rates on pretax income were 25.8% and 28.5% for the second quarters of 2009 and 2008, respectively. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Income tax expense was $9.8 million for the first six months of 2009 as compared to $10.7 million for the same period in 2008. Our effective tax rates on pretax income were 26.4% and 28.5%, respectively, for the six month periods ended June 30, 2009 and 2008. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.
Balance Sheet Review
Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of June 30, 2009, total loans were $1.48 billion, a decrease of $33.4 million, as compared to June 30, 2008. As compared to June 30, 2008, commercial, financial and agricultural loans increased $16.3 million, real estate construction loans decreased $77.5 million, real estate mortgage loans increased $77.7 million, and consumer loans decreased $46.9 million. Included in consumer loans were student loans held for sale of $12.1 million as of June 30, 2009. Loans averaged $1.48 billion during the second quarter of 2009, a decrease of $38.3 million from the prior year average balances. Loans averaged $1.52 billion during the first half of 2009, a decrease of $3.4 million from the prior year average balances.
     Table 5 — Composition of Loans (in thousands):

	June 30,		December 31,
	2009	2008	2008
Commercial, financial and agricultural	$464,377	$451,067	$485,707
Real estate — construction	104,168	181,685	158,000
Real estate — mortgage	715,211	637,504	678,788
Consumer, net of unearned income	195,366	242,286	243,648

	$1,479,122	$1,512,542	$1,566,143

At June 30, 2009, our real estate loans represent approximately 55.3% of our loan portfolio and are comprised of (i) commercial real estate loans of 32.8%, generally owner occupied, (ii) 1-4 family residence loans of 33.0%, (iii) residential development and construction loans of 9.4%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 5.2% and (v) other loans of 19.6%.
Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which are comprised of nonperforming loans, loans still accruing and past due 90 days or more and foreclosed assets, were $14.1 million at June 30, 2009, as compared to $10.8 million at June 30, 2008. As a percent of loans and foreclosed assets, nonperforming assets were 0.95% at June 30, 2009, as compared to 0.71% at June 30, 2008. The increased level of nonperforming assets is a result of a slowing real estate market and national recession. We are not aware of any material classified credit not properly disclosed as nonperforming at June 30, 2009.

Table 6 — Nonaccrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	June 30,		December 31,
	2009	2008	2008
Nonaccrual loans	$10,242	$8,963	$9,893
Loans still accruing and past due 90 days or more	72	—	36
Restructured loans	—	—	—
Foreclosed assets	3,755	1,792	2,602

Total	$14,069	$10,755	$12,531

As a % of loans and foreclosed assets	0.95%	0.71%	0.80%
As a % of total assets	0.46	0.35	0.39
We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest income amounts related to these non-accrual loans were not significant for the second quarter and six month periods of 2009 and 2008.
Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to provide for losses on loans that we deem are uncollectible. We determine the allowance and the required provision expense by reviewing general loss experience and the performance of specific credits. The provision for loan losses was $1.6 million for the second quarter of 2009 as compared to $1.4 million for the second quarter of 2008. The provision for loan losses was $3.3 million for the first six months of 2009 as compared to $2.5 million for the first six months of 2008. The increase in the provision in 2009 was due to concern for a national recession and a continuing higher level of nonperforming assets. As a percent of average loans, net loan charge-offs were 0.27% for the second quarter of 2009 compared to 0.30% during the second quarter of 2008. As a percent of average loans, net loan charge-offs were 0.22% for the six-month period of 2009 compared to 0.17% for the same period in 2008. The allowance for loan losses as a percent of loans was 1.57% as of June 30, 2009, as compared to 1.23% as of June 30, 2008. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.
Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. The current downturn in the economy or higher unemployment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

Table 7 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period,	$22,652	$18,377	$21,529	$17,462

Charge-offs:
Commercial, financial and agricultural	204	243	519	350
Real Estate	491	850	683	911
Consumer	530	281	916	401

Total charge-offs	1,225	1,374	2,118	1,662

Recoveries:
Commercial, financial and agricultural	(72)	(79)	(148)	(125)
Real Estate	(20)	(97)	(35)	(100)
Consumer	(140)	(57)	(304)	(143)

Total recoveries	(232)	(233)	(487)	(368)

Net charge-offs	993	1,141	1,631	1,294

Provision for loan losses	1,588	1,441	3,349	2,509

Balance at June 30	$23,247	$18,677	$23,247	$18,677

Loans at period end	$1,479,122	$1,512,542	$1,479,122	$1,512,542
Average loans	1,481,792	1,520,043	1,524,211	1,527,593

Net charge-offs/average loans (annualized)	0.27%	0.30%	0.22%	0.17%
Allowance for loan losses/period-end loans	1.57	1.23	1.57	1.23
Allowance for loan losses/nonperforming loans	225.39	208.38	225.39	208.38
Trading Securities. As of June 30, 2009 and 2008, trading securities totaled $31.2 million and $30.8 million, respectively. The trading securities portfolio is a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities are carried at estimated fair value with unrealized gains and losses included in earnings. The Company began investing in trading securities in 2008 to improve its yield on daily funds and to lower its exposure on Federal funds.
Available-for-Sale and Held-to-Maturity Securities. At June 30, 2009, securities with an amortized cost of $19.3 million were classified as securities held-to-maturity and securities with a fair value of $1.25 billion were classified as securities available-for-sale. As compared to December 31, 2008, the available for sale portfolio at June 30, 2009, reflected (i) an decrease of $59.6 million in obligations of U.S. government sponsored-enterprises and agencies; (ii) an increase of $69.3 million in obligations of states and political subdivisions; (iii) a $12.9 million increase in corporate and other bonds; and (iv) a $10.7 million decrease in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

Table 8 — Composition of Available-for-Sale and Held-to-Maturity Securities (dollars in thousands):

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$18,552	$487	$(34)	$19,005
Mortgage-backed securities	726	16	(1)	741

Total debt securities held-to-maturity	$19,278	$503	$(35)	$19,746

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$258,408	$11,982	$—	$270,390
Obligations of state and political subdivisions	443,777	8,191	(2,714)	449,254
Corporate bonds	78,216	3,906	(3)	82,119
Mortgage-backed securities	429,230	14,204	(176)	443,258
Other securities	5,550	213	—	5,763

Total securities available-for-sale	$1,215,181	$38,496	$(2,893)	$1,250,784

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$23,082	$720	$(13)	$23,789
Mortgage-backed securities	1,140	16	(3)	1,153

Total debt securities held-to-maturity	$24,222	$736	$(16)	$24,942

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$302,781	$3,456	$(1,959)	$304,278
Obligations of state and political subdivisions	322,021	3,356	(2,741)	322,636
Corporate bonds	43,143	436	(70)	43,509
Mortgage-backed securities	422,893	3,393	(3,610)	422,676
Other securities	5,699	87	—	5,786

Total securities available-for-sale	$1,096,537	$10,728	$(8,380)	$1,098,885

During the quarter ended June 30, 2009 and 2008, sales of investment securities that were classified as available-for-sale totaled $30.0 million and $15.6 million, respectively. Gross realized gains from 2009 and 2008 securities sales totaled $498 thousand and $166 thousand, respectively. There were no losses on securities sales during these periods. During the six-months ended June 30, 2009 and 2008, sales of investment securities that were classified as available-for-sale totaled $35.4 million and $69.6 million, respectively. Gross realized gains from 2009 and 2008 securities sales were $747 thousand and $559 thousand, respectively. There were no losses on securities sales during these periods. The specific identification method was used to determine cost on computing the realized gains.

Table 9 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at June 30, 2009 (in thousands, except percentages):

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$10,070	7.47%	$8,057	7.07%	$165	5.94%	$260	6.61%	$18,552	7.27%
Mortgage-backed securities	117	6.16	277	4.55	322	4.26	10	5.24	726	4.69

Total	$10,187	7.46%	$8,334	7.18%	$487	4.83%	$270	6.56%	$19,278	7.18%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government sponsored-enterprises and agencies	$30,946	4.49%	$239,444	3.94%	$—	—%	$—	—%	$270,390	4.00%
Obligations of states and political subdivisions	22,621	6.34	120,129	5.80	187,525	6.15	118,979	6.12	449,254	6.06
Corporate bonds and other securities	27,989	3.66	51,375	5.39	8,518	7.49	—	—	87,882	4.90
Mortgage-backed securities	35,136	5.09	321,776	4.98	86,183	4.82	163	5.89	443,258	4.96

Total	$116,692	4.74%	$732,724	4.74%	$282,226	5.79%	$119,142	6.12%	$1,250,784	5.13%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
Total Available-for-Sale and	or Less		Five Years		Ten Years		Ten Years		Total
Held- to-Maturity Securities:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government sponsored-enterprises and agencies	$30,946	4.49%	$239,444	3.94%	$—	—%	$—	—%	$270,390	4.00%
Obligations of states and political subdivisions	32,691	7.13	128,186	5.88	187,690	6.15	119,239	6.12	467,806	6.11
Corporate bonds and other securities	27,989	4.12	51,375	5.39	8,518	7.10	—	—	87,882	4.90
Mortgage-backed securities	35,253	4.80	322,053	4.98	86,505	4.96	173	5,50	443,984	4.96

Total	$126,879	5.07%	$741,058	4.77%	$282,713	5.53%	$119,412	5.92%	$1,270,062	5.16%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

     Table 10 — Disclosure of Available-for-Sale and Held-to-Maturity Securities with Continuous Unrealized Loss
The following tables disclose, as of June 30, 2009 and 2008, our available-for-sale and held-to-maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
June 30, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$107,190	$2,563	$2,676	$185	$109,866	$2,748
Mortgage-backed securities	30,809	176	43	1	30,852	177
Corporate and other securities	4,994	3	—	—	4,994	3

Total	$142,993	$2,742	$2,719	$186	$145,712	$2,928

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
June 30, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of U.S. government sponsored-enterprises and agencies	$118,167	$1,959	$—	$—	$118,167	$1,959
Obligations of state and political subdivisions	135,209	2,720	898	34	136,107	2,754
Mortgage-backed securities	145,248	2,076	41,022	1,537	186,270	3,613
Corporate and other securities	9,097	70	—	—	9,097	70

Total	$407,721	$6,825	$41,920	$1,571	$449,641	$8,396

The number of investment positions in this unrealized loss position totaled 299 at June 30, 2009. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2009. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
The portfolio had an overall tax equivalent yield of 5.20% at June 30, 2009. At June 30, 2009, the investment portfolio had a weighted average life of 4.41 years and modified duration of 3.77 years.
Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $2.47 billion as of June 30, 2009, as compared to $2.57 billion as of June 30, 2008. Table 11 provides a breakdown of average deposits and rates paid for the second quarters of 2009 and 2008 and for the six month periods ended June 30, 2009 and 2008:

     Table 11 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended June 30,
	2009		2008
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing deposits	$753,473	—%	$740,688	—%

Interest-bearing deposits
Interest-bearing checking	592,393	0.33	573,002	0.88
Savings and money market accounts	432,981	0.43	432,710	0.79
Time deposits under $100,000	362,519	1.72	406,479	3.30
Time deposits of $100,000 or more	347,747	1.90	344,929	3.55

Total interest-bearing deposits	1,735,640	0.96%	1,757,120	1.94%

Total average deposits	$2,489,113		$2,497,808

	Six Months Ended June 30,
	2009		2008
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing deposits	$754,851	—%	$715,334	—%

Interest-bearing deposits
Interest-bearing checking	612,595	0.36	591,172	1.15
Savings and money market accounts	432,031	0.45	424,330	1.00
Time deposits under $100,000	366,458	1.86	412,360	3.61
Time deposits of $100,000 or more	340,179	2.07	348,609	3.86

Total interest-bearing deposits	1,751,263	1.03%	1,776,471	2.22%

Total average deposits	$2,506,114		$2,491,805

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $176.7 million and $149.9 million at June 30, 2009 and 2008, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds. The average balance of federal funds purchased and securities sold under repurchase agreements was $171.9 million and $156.8 million in the second quarters of 2009 and 2008, respectively. The average rate paid on federal funds purchased and securities sold under repurchase agreements was 0.45% and 1.13% for the second quarters of 2009 and 2008, respectively. The average balance of federal funds purchased and securities sold under repurchase agreements was $201.4 million and $160.6 million in the six month periods ended June 30, 2009 and 2008, respectively. The average rate paid on federal funds purchased and securities sold under repurchase agreements was 0.45% and 1.59% for the six month periods ended June 30, 2009 and 2008, respectively.

Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $388.9 million, or 12.64% of total assets, at June 30, 2009, as compared to $343.9 million, or 11.15% of total assets, at June 30, 2008. During the second quarter of 2009, total shareholders’ equity averaged $389.1 million, or 12.62% of average assets, as compared to $351.9 million, or 11.61% of average assets, during the same period in 2008.
Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of June 30, 2009, our total risk-based and leverage capital ratios were 18.61% and 10.53%, respectively, as compared to total risk-based and leverage capital ratios of 16.27% and 9.55% as of June 30, 2008. We believe by all measurements our capital ratios remain well above regulatory minimums.
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
As of June 30, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.06% and 0.87%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 50 basis points would result in a positive variance in a net interest income of 0.14% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 50 basis points as of June 30, 2009 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.
Liquidity
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $176.7 million at June 30, 2009, and an unfunded $50.0 million line of credit established with a nonaffiliated bank which matures on December 31, 2009. First Financial Bank, N. A., Abilene also has federal funds purchased lines of credit with two non-affiliated banks totaling $60.0 million.
On December 19, 2008, we renewed our loan agreement, effective December 31, 2008, with The Frost National Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50.0 million on a revolving line of credit. Prior to December 31, 2009, interest is paid quarterly at Wall Street Journal Prime and the line of credit matures December 31, 2009. If a balance exists at December 31, 2009, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured for an outstanding balance less than or equal to $25.0 million and secured by the stock of a subsidiary bank should the balance exceed $25.0 million. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Effective June 30, 2009, the loan agreement was amended to change the definition of net income to add back the FDIC special assessment for 2009 as it relates to the calculation of return on equity, return on assets and dividends. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. There was no outstanding balance under the line of credit as of June 30, 2009, or December 31, 2008.

Given the strong core deposit base, relatively low loan to deposit ratios maintained at our subsidiary banks and dividend capacity of our subsidiary banks we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.
In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash at our parent company, which totaled $32.5 million at June 30, 2009, investment securities which totaled $10.5 million, available dividends from subsidiary banks which totaled $41.1 million at June 30, 2009, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. On July 1, 2009, our subsidiary banks paid an aggregate of $10.5 million in dividends to the parent company related to second quarter earnings. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.
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
     Table 12 — Commitments as of June 30, 2009 (in thousands):

Total Notional
Amounts
Committed
Unfunded lines of credit	$256,620
Unfunded commitments to extend credit	38,101
Standby letters of credit	14,952

Total commercial commitments	$309,673

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At June 30, 2009, approximately $41.4 million was available for the payment of intercompany dividends by the subsidiaries without the prior approval of regulatory agencies.
Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 51.89%, and 51.26% of net earnings, respectively, for the first half of 2009 and the same period in 2008. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.
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
Item 4. Controls and Procedures
As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of June 30, 2009.
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II
OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
On April 28, 2009, the annual meeting of shareholders was held in Abilene, Texas. The following directors were elected at this meeting and the respective number of votes cast for and withheld is as follows:

	Votes	Votes
Director	For	Withheld

Tucker Bridwell	18,078,665	44,322
Joseph E. Canon	18,076,750	46,237
Mac A. Coalson	17,940,010	182,977
David Copeland	18,077,937	45,050
F. Scott Dueser	18,035,370	87,617
Murray Edwards	18,104,738	18,249
Ron Giddiens	18,102,139	20,848
Derrell E. Johnson	18,104,421	18,566
Kade L. Matthews	18,080,401	42,586
Kenneth T. Murphy	16,029,339	2,093,648
Dian Graves Stai	18,078,986	44,001
Johnny E. Trotter	18,104,538	18,449
There were no votes against, abstentions or broker non-votes.
In addition, the shareholders voted to ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2009 by a vote of 18,084,782 for, 4,153 against and 34,052 abstained.

Item 6. Exhibits
The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K Annual Report for the ended December 31, 2008).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.2	—	Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.3	—	Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 3, 2006).

10.4	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998).

10.5	—	2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders).

10.6	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed December 31, 2004).

10.7	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).

10.8	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed December 31, 2006).

10.9	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed December 31, 2007).

10.10	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q filed July 25, 2008).

10.11	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 22, 2008).

10.12	—	Sixth Amendment to Loan Agreement, dated June 16, 2009, signed June 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K filed on June 30, 2009).

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
Date: July 31, 2009	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: July 31, 2009	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer