Form 10-Q
period 2009-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2009-11-03
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Commission file number 0-7674
FIRST FINANCIAL BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	75-0944023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Pine Street, Abilene, Texas 79601
(Address of principal executive offices)
(Zip Code)
(325) 627-7155
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2009:

Class	Number of Shares Outstanding

Common Stock, $0.01 par value	20,822,766
per share

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at September 30, 2009 and 2008 and December 31, 2008, the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2009 and 2008, and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2009 and 2008, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,		December 31,
	2009	2008	2008
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$89,325,775	$113,067,036	$137,569,957
FEDERAL FUNDS SOLD	38,045,000	55,675,000	27,660,000
INTEREST-BEARING DEPOSITS IN BANKS	23,883,810	3,922,022	3,658,037

Total cash and cash equivalents	151,254,585	172,664,058	168,887,994

TRADING SECURITIES, at fair value	4,779,483	95,737,085	55,990,882

SECURITIES HELD-TO-MATURITY (fair value of $15,824,051, $24,271,778 and $24,072,925 at September 30, 2009 and 2008 and December 31, 2008, respectively)	15,324,095	23,575,687	23,493,088

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,303,347,263	1,134,632,127	1,238,921,868

LOANS
Held for investment	1,449,342,974	1,522,416,156	1,511,420,878
Held for sale	5,054,300	45,310,536	54,721,837

	1,454,397,274	1,567,726,692	1,566,142,715
Less: Allowance for loan losses	(25,531,939)	(20,048,219)	(21,528,860)

Net loans	1,428,865,335	1,547,678,473	1,544,613,855

BANK PREMISES AND EQUIPMENT, net	63,658,827	65,531,388	65,675,138
INTANGIBLE ASSETS	63,351,265	64,290,370	64,002,968
OTHER ASSETS	45,611,727	44,478,758	50,798,861

Total assets	$3,076,192,580	$3,148,587,946	$3,212,384,654

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$719,265,726	$769,114,908	$797,077,004
INTEREST-BEARING DEPOSITS	1,739,636,862	1,794,437,339	1,785,676,148

Total deposits	2,458,902,588	2,563,552,247	2,582,753,152

DIVIDENDS PAYABLE	7,079,547	7,069,840	7,071,342
SHORT-TERM BORROWINGS	160,401,097	196,838,548	235,598,268
OTHER LIABILITIES	34,275,422	30,710,467	18,179,664

Total liabilities	2,660,658,654	2,798,171,102	2,843,602,426

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value, authorized 40,000,000 shares; 20,822,396, 20,793,647, and 20,799,198 shares issued at September 30, 2009 and 2008 and December 31, 2008, respectively	208,224	207,936	207,992
Capital surplus	269,073,389	267,927,363	268,087,449
Retained earnings	109,662,745	83,669,522	89,637,172
Treasury stock (shares at cost: 161,546, 158,846, and 158,811 at September 30, 2009 and 2008, and December 31, 2008, respectively)	(3,745,991)	(3,410,582)	(3,500,436)
Deferred compensation	3,745,991	3,410,582	3,500,436
Accumulated other comprehensive earnings (loss)	36,589,568	(1,387,977)	10,849,615

Total shareholders’ equity	415,533,926	350,416,844	368,782,228

Total liabilities and shareholders’ equity	$3,076,192,580	$3,148,587,946	$3,212,384,654

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$22,640,933	$25,772,830	$68,384,432	$79,814,100
Interest on investment securities:
Taxable	9,144,454	9,269,433	27,950,876	27,657,940
Exempt from federal income tax	4,705,110	3,488,941	13,331,972	10,275,868
Interest on trading securities	10,682	352,487	150,994	457,246
Interest on federal funds sold and interest-bearing deposits in banks	96,149	334,057	209,313	1,709,881

Total interest income	36,597,328	39,217,748	110,027,587	119,915,035

INTEREST EXPENSE:
Interest on deposits	3,835,903	7,312,185	12,767,579	26,891,154
Other	179,104	506,335	633,496	1,774,802

Total interest expense	4,015,007	7,818,520	13,401,075	28,665,956

Net interest income	32,582,321	31,399,228	96,626,512	91,249,079
PROVISION FOR LOAN LOSSES	3,705,500	1,764,547	7,054,006	4,273,798

Net interest income after provision for loan losses	28,876,821	29,634,681	89,572,506	86,975,281

NONINTEREST INCOME:
Trust fees	2,328,205	2,501,240	6,570,494	7,229,598
Service charges on deposit accounts	5,732,386	5,808,933	16,294,274	17,005,316
ATM and credit card fees	2,426,824	2,328,072	7,062,358	6,623,132
Real estate mortgage operations	731,438	648,682	2,177,382	2,017,915
Net gain on securities transactions	897,459	146,269	1,644,811	705,326
Net gain on sale of student loans	272,926	2,665	889,403	1,717,260
Net gain (loss) on sale of foreclosed assets	(127,626)	26,680	(186,888)	115,905
Other	617,682	828,093	2,084,419	2,643,717

Total noninterest income	12,879,294	12,290,634	36,536,253	38,058,169

NONINTEREST EXPENSE:
Salaries and employee benefits	12,201,071	12,451,597	36,434,486	37,544,690
Net occupancy expense	1,598,836	1,826,387	4,785,358	5,069,110
Equipment expense	1,919,886	1,890,550	5,827,688	5,602,657
Printing, stationery and supplies	507,978	482,208	1,405,491	1,432,994
FDIC insurance premiums	817,548	162,106	4,073,836	438,273
Amortization of intangible assets	213,672	302,038	651,703	916,799
Other expenses	5,759,375	6,269,816	17,146,205	18,050,659

Total noninterest expense	23,018,366	23,384,702	70,324,767	69,055,182

EARNINGS BEFORE INCOME TAXES	18,737,749	18,540,613	55,783,992	55,978,268
INCOME TAX EXPENSE	4,751,641	5,179,134	14,528,318	15,852,974

NET EARNINGS	$13,986,108	$13,361,479	$41,255,674	$40,125,294

EARNINGS PER SHARE, BASIC	$0.67	$0.64	$1.98	$1.93

EARNINGS PER SHARE, ASSUMING DILUTION	$0.67	$0.64	$1.98	$1.93

DIVIDENDS PER SHARE	$0.34	$0.34	$1.02	$1.00

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET EARNINGS	$13,986,108	$13,361,479	$41,255,674	$40,125,294

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	30,594,499	221,754	41,244,739	(7,303,153)

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(897,459)	(146,269)	(1,644,811)	(705,326)

Total other items of comprehensive earnings (loss)	29,697,040	75,485	39,599,928	(8,008,479)

Income tax benefit (expense) related to other items of comprehensive earnings (loss)	(10,393,964)	(26,420)	(13,859,975)	2,802,968

COMPREHENSIVE EARNINGS	$33,289,184	$13,410,544	$66,995,627	$34,919,783

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2007	20,766,848	$207,669	$267,136,338	$64,333,921	(155,415)	$(3,170,304)	$3,170,304	$3,817,534	$335,495,462

Net earnings (unaudited)	—	—	—	40,125,294	—	—	—	—	40,125,294

Stock issuances (unaudited)	26,799	267	519,913		—	—	—	—	520,180

Cash dividends declared, $1.00 per share (unaudited)	—	—	—	(20,789,693)	—	—	—	—	(20,789,693)

Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(5,205,511)	(5,205,511)

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	101,801	—	—	—	—	—	101,801

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(3,431)	(240,278)	240,278	—	—

Stock option expense (unaudited)	—	—	169,311	—	—	—	—	—	169,311

Balances at September 30, 2008 (unaudited)	20,793,647	$207,936	$267,927,363	$83,669,522	(158,846)	$(3,410,582)	$3,410,582	$(1,387,977)	$350,416,844

Balances at December 31, 2008	20,799,198	$207,992	$268,087,449	$89,637,172	(158,811)	$(3,500,436)	$3,500,436	$10,849,615	$368,782,228

Net earnings (unaudited)	—	—	—	41,255,674	—	—	—	—	41,255,674

Stock issuances (unaudited)	23,198	232	582,488	—	—	—	—	—	582,720

Cash dividends declared, $1.02 per share (unaudited)	—	—	—	(21,230,101)	—	—	—	—	(21,230,101)

Change in unrealized gain in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	25,739,953	25,739,953

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	195,810	—	—	—	—	—	195,810

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,735)	(245,555)	245,555	—	—

Stock option expense (unaudited)	—	—	207,642	—	—	—	—	—	207,642

Balances at September 30, 2009 (unaudited)	20,822,396	$208,224	$269,073,389	$109,662,745	(161,546)	$(3,745,991)	$3,745,991	$36,589,568	$415,533,926

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$41,255,674	$40,125,294
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,842,415	5,985,192
Provision for loan losses	7,054,006	4,273,798
Securities premium amortization (discount accretion), net	923,118	418,416
Gain on sale of assets, net	(2,391,394)	(2,695,408)
Deferred federal income tax expense (benefit)	(103,563)	59,712
Trading securites activity, net	51,211,399	(95,737,085)
Loans originated for resale	(146,499,682)	(154,828,708)
Proceeds from sales of loans held for resale	196,978,623	146,809,643
Change in other assets	5,974,036	4,025,859
Change in other liabilities	3,521,693	3,924,276

Total adjustments	122,510,651	(87,764,305)

Net cash provided by (used in) operating activities	163,766,325	(47,639,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	44,903,836	73,150,665
Maturities	144,712,362	179,294,394
Purchases	(214,506,507)	(286,336,808)
Activity in held-to-maturity securities — maturities	8,175,238	2,840,503
Net decrease (increase) in loans	55,269,324	(34,181,586)
Purchases of bank premises and equipment and computer software	(2,504,269)	(9,523,116)
Proceeds from sale of other assets	2,237,193	1,974,552

Net cash provided by (used in) investing activities	38,287,177	(72,781,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(77,811,278)	29,933,928
Net decrease in interest-bearing deposits	(46,039,286)	(12,464,699)
Net increase (decrease) in short-term borrowings	(75,197,171)	30,572,122
Common stock transactions:
Proceeds from stock issuances	582,720	520,180
Dividends paid	(21,221,896)	(20,365,442)

Net cash provided by (used in) financing activities	(219,686,911)	28,196,089

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,633,409)	(92,224,318)

CASH AND CASH EQUIVALENTS, beginning of period	168,887,994	264,888,376

CASH AND CASH EQUIVALENTS, end of period	$151,254,585	172,664,058

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$14,190,190	26,615,657
Federal income tax paid	14,146,819	15,507,566
Transfer of loans to foreclosed assets	3,835,652	2,523,712
Investment securities purchased but not settled	—	18,151,271
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of the Company, a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA, and its wholly-owned subsidiaries: First Financial Bankshares of Delaware, Inc.; First Financial Investments of Delaware, Inc.; First Financial Bank, National Association, Abilene, Texas; First Financial Bank, Hereford, Texas; First Financial Bank, National Association, Sweetwater, Texas; First Financial Bank, National Association, Eastland, Texas; First Financial Bank, National Association, Cleburne, Texas; First Financial Bank, National Association, Stephenville, Texas; First Financial Bank, National Association, San Angelo, Texas; First Financial Bank, National Association, Weatherford, Texas; First Financial Bank, National Association, Southlake, Texas; First Financial Bank, National Association, Mineral Wells, Texas; First Technology Services, Inc.; First Financial Trust & Asset Management Company, National Association; First Financial Investments, Inc.; and First Financial Insurance Agency, Inc.
Through our subsidiary banks, we conduct a full-service commercial banking business. Our service centers are located primarily in North Central and West Texas. Considering the branches and locations of all our bank subsidiaries, as of September 30, 2009, we had 48 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian and Glen Rose. Our trust subsidiary has six locations in Abilene, San Angelo, Stephenville, Sweetwater, Fort Worth and Odessa, all in Texas.
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2008. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted under SEC rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through November 3, 2009, the date the consolidated financial statements were issued.
Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment was noted in connection with that evaluation.
Note 2 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods. In computing diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2009 and 2008, were 20,819,398 and 20,793,197, respectively. The weighted average common shares outstanding used in computing basic earnings per share for the nine months ended September 30, 2009 and 2008 were 20,810,112 and 20,784,711, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended September 30, 2009 and 2008, were 20,844,567 and 20,853,539, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2009 and 2008, were 20,830,932 and 20,831,128, respectively.
Note 3 — Securities
A summary of available-for-sale and held-to-maturity securities is as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$14,651	$491	$(3)	$15,139
Mortgage-backed securities	673	13	(1)	685

Total debt securities held-to-maturity	$15,324	$504	$(4)	$15,824

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$268,628	$12,321	$—	$280,949
Obligations of state and political subdivisions	440,062	28,034	(129)	467,967
Corporate bonds	71,509	4,803	—	76,312
Mortgage-backed securities	452,298	20,109	(101)	472,306
Other securities	5,550	263	—	5,813

Total securities available-for-sale	$1,238,047	$65,530	$(230)	$1,303,347

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$22,573	$694	$(7)	$23,260
Mortgage-backed securities	1,003	13	(4)	1,012

Total debt securities held-to-maturity	$23,576	$707	$(11)	$24,272

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	301,626	4,249	(521)	305,354
Obligations of state and political subdivisions	347,158	3,404	(5,083)	345,479
Corporate bonds	43,117	188	(1,994)	41,311
Mortgage-backed securities	434,759	4,062	(1,986)	436,835
Other securities	5,550	103	—	5,653

Total securities available-for-sale	$1,132,210	$12,006	$(9,584)	$1,134,632

The amortized cost and estimated fair value of debt securities at September 30, 2009, by contractual and expected maturity, are shown below (in thousands):

	Held-to-Maturity		Available-for-Sale
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$7,644	$7,776	$105,656	$107,818
Due after one year through five years	6,777	7,133	398,622	419,713
Due after five years through ten years	100	100	265,446	286,028
Due after ten years	130	130	16,025	17,482
Mortgage-backed securities	673	685	452,298	472,306

Total	$15,324	$15,824	$1,238,047	$1,303,347

During the quarter ended September 30, 2009 and 2008, sales of investment securities that were classified as available-for-sale totaled $9.5 million and $3.5 million, respectively. Gross realized gains from 2009 and 2008 securities sales totaled $897 thousand and $146 thousand, respectively. There were no losses on securities sales during these periods. During the nine months ended September 30, 2009 and 2008, sales of investment securities that were classified as available-for-sale totaled $44.9 million and $73.2 million, respectively. Gross realized gains from 2009 and 2008 securities sales were $1.6 million and $705 thousand, respectively. There were no losses on securities sales during these periods. The specific identification method was used to determine cost on computing the realized gains.
The following tables disclose, as of September 30, 2009 and 2008, our available-for-sale and held-to- maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
September 30, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$2,753	$(65)	$2,161	$(67)	$4,914	$(132)
Mortgage-backed securities	16,267	(101)	87	(1)	16,354	(102)

Total	$19,020	$(166)	$2,248	$(68)	$21,268	$(234)

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
September 30, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of U.S. government sponsored-enterprises and agencies	$81,685	$(521)	$—	$—	$81,685	$(521)
Obligations of state and political subdivisions	163,246	(5,070)	912	(20)	164,158	(5,090)
Mortgage-backed securities	109,240	(994)	38,401	(996)	147,641	(1,990)
Corporate and other securities	24,223	(1,994)	—	—	24,223	(1,994)

Total	$378,394	$(8,579)	$39,313	$(1,016)	$417,707	$(9,595)

The number of investment positions in this unrealized loss position totaled 31 at September 30, 2009. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell our securities prior to recovery and (2) it is more likely than not that we will not have to sell our securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2009. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
As of September 30, 2009 and 2008, trading securities totaled $4.8 million and $95.7 million, respectively. The trading securities portfolio is a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities are carried at estimated fair value with unrealized gains and losses included in earnings. The Company began investing in trading securities in 2008 to improve its yield on daily funds and to lower its exposure on Federal funds. However, due to significantly lower interest rates, the Company has deployed these funds in other assets.
Note 4 — Loans And Allowance for Loan Losses
Major classifications of loans are as follows (dollars in thousands):

	September 30,		December 31,
	2009	2008	2008
Commercial, financial and agricultural	$463,723	$492,681	$485,707
Real estate — construction	98,736	164,890	158,000
Real estate — mortgage	709,866	670,553	678,788
Consumer	182,072	239,603	243,648

Total Loans	$1,454,397	$1,567,727	$1,566,143

Included in real estate-mortgage and consumer loans above are $3.5 million and $1.5 million, respectively, in loans held for sale at September 30, 2009, $3.1 million and $42.2 million, respectively, at September 30, 2008 and $2.9 million and $51.8 million, respectively, in loans held for sale at December 31, 2008, in which the carrying amounts approximate fair value.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (dollars in thousands):

September 30, 2009		September 30, 2008		December 31, 2008
Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance	Investment	Allowance
$14,585	$2,907	$7,947	$1,250	$9,893	$2,040

The allowance for loan losses as of September 30, 2009 and 2008 and December 31, 2008, is presented below. The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below:

	September 30,		December 31,
	2009	2008	2008
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$2,906,686	$1,250,416	$2,040,323
Remaining portfolio	22,625,253	18,797,803	19,488,537

Total allowance for loan losses	$25,531,939	$20,048,219	$21,528,860

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$23,246,778	$18,676,915	$21,528,860	$17,461,514

Add:
Provision for loan losses	3,705,500	1,764,547	7,054,006	4,273,798
Loan recoveries	241,829	253,061	729,110	621,407

Deduct:
Loan charge-offs	(1,662,168)	(646,304)	(3,780,037)	(2,308,500)

Balance at end of period	$25,531,939	$20,048,219	$25,531,939	$20,048,219

Nonaccrual, loans still accruing and past due 90 days or more, restructured loans and foreclosed assets are as follows (in thousands, except percentages):

	September 30,		December 31,
	2009	2008	2008
Nonaccrual loans	$14,585	$7,947	$9,893
Loans still accruing and past due 90 days or more	56	212	36
Restructured loans	—	—	—
Foreclosed assets	4,367	2,613	2,602

Total	$19,008	$10,772	$12,531

As a % of total loans and foreclosed assets	1.30%	0.69%	0.80%
As a % of total assets	0.62%	0.34%	0.39%
Note 5 — Income Taxes
Income tax expense was $4.8 million for the third quarter in 2009 as compared to $5.2 million for the same period in 2008. Our effective tax rates on pretax income were 25.36% and 27.93% for the third quarters of 2009 and 2008, respectively. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Income tax expense was $14.5 million for the first nine months of 2009 as compared to $15.9 million for the same period in 2008. Our effective tax rates on pretax income were 26.04% and 28.32%, respectively, for the nine-month periods ended September 30, 2009 and 2008. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.
The decreases in the effective tax rates for the third quarter and nine-month periods ended September 30, 2009 over the same periods in 2008 were largely the result of an increase in tax exempt income.
Note 6 — Stock Based Compensation
The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. In May 2009, the Company granted incentive stock options to purchase 101,600 shares of Company common stock with an exercise price of $50.33 per share. The fair value of the options granted was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.24%; expected dividend yield of 2.66%; expected life of 5.79 years; and expected volatility of 41.64%.
The Company recorded stock option expense totaling approximately $71 thousand and $56 thousand, respectively, for the three-month periods ended September 30, 2009 and 2008. The Company recorded stock option expense totaling $208 thousand and $169 thousand, respectively, for the nine-month periods ended September 30, 2009 and 2008.
The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.
Note 7 — Pension Plan
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
Net periodic benefit costs totaling $80 thousand and $79 thousand were recorded, respectively, for the three months ended September 30, 2009 and 2008. Net periodic benefit costs totaling $241 thousand and $236 thousand were recorded, respectively, in the nine months ended September 30, 2009 and 2008.

Note 8 — Recently Issued Authoritative Accounting Guidance
In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the source of authoritative U. S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification became effective for the period ended September 30, 2009 and did not have a significant impact on the Company’s financial statements.
In December 2008, the FASB issued authoritative guidance related to an employer’s disclosure about plan assets of defined benefit pension or other post-retirement benefit plans. Under this new guidance, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The new disclosures will be effective for the Company’s financial statements for the year ending December 31, 2009.
Effective January 1, 2009, with clarifying guidance in April 2009, the FASB issued authoritative guidance that applies to all transactions and other events in which one entity obtains control over one or more other businesses. This guidance requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. As a result, an acquired bank’s allowance for loan losses will not be brought over to the Company’s allowance for loan losses but rather be recorded at fair value at date of acquisition. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition if the acquisition fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if both the information available for the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. This guidance replaces the cost-allocation process required under previous guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. This guidance also requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously required. The new guidance is expected to have an impact on the Company’s accounting for business combinations closing after January 1, 2009.
In March 2009, the FASB issued additional authoritative accounting guidance to:
•	Amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statement. The new guidance specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. The credit loss component of an other-than-temporary impaired debt security must be determined based on the entity’s best estimate of cash flows expected to be collected.

•	Provide additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The new guidance does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but states that a change in valuation technique or the use of multiple valuation techniques may be appropriate.

•	Require companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.
This new guidance was effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s financial position, results of operations or cash flows other than additional disclosures.
In May 2009, the FASB issued authoritative guidance which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s financial statements.
In June 2009, the FASB issued authoritative guidance to improve the information a reporting entity provides in its financial statements about a transfer of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. The guidance eliminates the concept of a qualifying special-purpose entity and changes the guidance for evaluation for consolidation. This guidance is effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued authoritative guidance to amend previous guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The guidance is effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.
Note 9 — Fair Value Disclosures
The authoritative guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The authoritative guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the authoritative guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
Securities classified as available for sale and trading are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the United States Treasury (the “Treasury”) yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Available for sale investment securities:
Obligations of U. S. government sponsored-enterprises and agencies	$—	$280,949	$—	$280,949
Obligations of state and political subdivisions	2,164	465,803	—	467,967
Corporate bonds	—	76,312	—	76,312
Mortgage-backed securities	32,179	440,127		472,306
Other securities	5,813	—	—	5,813

	$40,156	$1,263,191	$—	$1,303,347

Trading investment securities	$4,779	$—	$—	$4,779
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2009:
Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 input based on the discounting of the collateral. At September 30, 2009, impaired loans with a carrying value of $14.6 million were reduced by specific valuation allowance totaling $2.9 million resulting in a net fair value of $11.7 million, based on Level 3 inputs.
Loans Held for Sale — Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At September 30, 2009, the Company’s mortgage loans held for sale and student loans held for sale were recorded at cost as fair value exceeded cost.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Such amounts were not significant to the Company at September 30, 2009.
The Company is required under current authoritative guidance to disclose the estimated fair value of their financial instrument assets and liabilities including those subject to the requirements discussed above. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments, as defined. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

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
The estimated fair values and carrying values of all financial instruments under current authoritative guidance at September 30, 2009 were as follows (in thousands):

		Estimated
	Carrying Value	Fair Value
Cash and due from banks	$89,326	$89,326
Federal funds sold	38,045	38,045
Interest-bearing deposits in banks	23,884	23,884
Trading securities	4,779	4,779
Held to maturity securities	15,324	15,824
Available for sale securities	1,303,347	1,303,347
Net loans	1,428,865	1,420,993
Accrued interest receivable	18,873	18,873
Deposits with stated maturities	686,131	688,924
Deposits with no stated maturities	1,772,772	1,772,772
Short term borrowings	160,401	160,401
Accrued interest payable	1,492	1,492

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:
•	General economic conditions, including our local and national real estate markets and employment trends;

•	Volatility and disruption in national and international financial markets;

•	Legislative, tax and regulatory actions and reforms;

•	Political instability;

•	The ability of the Federal government to deal with the national economic slowdown and the terms of any stimulus package enacted by Congress;

•	Competition from other financial institutions and financial holding companies;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Governors of the Federal Reserve System;

•	Changes in the demand for loans;

•	Fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	The accuracy of our estimates of future loan losses;

•	The accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	Soundness of other financial institutions with which we have transactions;

•	Inflation, interest rate, market and monetary fluctuations;

•	Changes in consumer spending, borrowing and savings habits;

•	Anticipated increases in deposit insurance assessments by the Federal Deposit Insurance Corporation (“FDIC”);

•	Our ability to attract deposits;

•	Consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	Expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	Acquisitions and integration of acquired businesses; and

•	Acts of God or of war or terrorism.
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
The following discussion addresses (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities, which we deem to be our most critical accounting policies. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period.
Allowance for Loan Losses. The allowance for loan losses is an amount we believe will be adequate to absorb probable losses on existing loans in which full collectibility is unlikely based upon our review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).
Our methodology is based on current accounting authoritative guidance, including guidance from the SEC. We also follow the guidance of the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued jointly by the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, the FDIC, the National Credit Union Administration and the Office of Thrift Supervision. We have developed a loan review methodology that includes allowances assigned to certain classified loans, allowances assigned based upon estimated loss factors and qualitative reserves. The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners.

Our allowance for loan losses is comprised of three elements: (i) specific reserves based on probable losses on specific classified loans; (ii) general reserves that consider historical loss rates; and (iii) a qualitative reserve based upon general economic conditions and other qualitative risk factors both internal and external to the Company. We regularly evaluate our allowance for loan losses to maintain an adequate level to absorb estimated probable loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All classified loans are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the loan portfolio less cash secured loans, government guaranteed loans and classified loans is multiplied by the Company’s historical loss rates. The qualitative reserves are determined by evaluating such things as current economic conditions and trends, changes in lending staff, policies or procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans.
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
Valuation of Securities. The Company records its available-for-sale and trading securities portfolio at fair value.
Fair values of these securities are determined based on methodologies in accordance with current accounting authoritative guidance. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

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
Results of Operations
Performance Summary. Net earnings for the third quarter of 2009 were $14.0 million, an increase of $625 thousand, or 4.7%, from the same period in 2008. Net earnings for the third quarter of 2009 compared to the third quarter of 2008 were positively impacted by increases in net interest income and noninterest income and a decrease in noninterest expense, which offset the increase in the provision for loan losses.
On a basic net earnings per share basis, net earnings were $0.67 for the third quarter of 2009, an increase of 4.7% over $0.64 reported for the third quarter of 2008. The return on average assets was 1.81% for the third quarter of 2009, as compared to 1.74% for the same quarter of 2008. The return on average equity was 13.99% for the third quarter of 2009 as compared to 15.31% for the same quarter of 2008.
Net earnings for the nine-month period ended September 30, 2009 were $41.3 million, an increase of $1.1 million, or 2.8%, compared to net earnings for the nine-month period ended September 30, 2008 of $40.1 million. The increase in net earnings for 2009 over 2008 was primarily attributable to an increase in net interest income that offset the impact of (i) an increase in the provision for loan losses, (ii) a decrease in noninterest income and (iii) an increase in noninterest expense, primarily from the special FDIC insurance assessment in the second quarter of 2009.
On a basic net earnings per share basis, net earnings were $1.98 for the nine months of 2009, as compared to $1.93 for the same period of 2008. The return on average assets was 1.78% for the first nine months of 2009, as compared to 1.77% for the same period of 2008. The return on average equity was 14.18% for the first nine months of 2009, as compared to 15.42% for the same period of 2008.
Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent net interest income was $35.2 million for the third quarter of 2009, as compared to $33.2 million for the same period last year. The increase in 2009 compared to 2008 was largely attributable to (i) the decrease in the rate paid on interest-bearing liabilities in an amount greater than the decrease in rates earned on interest earning assets and (ii) an increase in the volume of earning assets. Average earning assets increased $44.2 million for the third quarter of 2009 over the same period in 2008. Average tax exempt securities increased $120.7 million for the third quarter of 2009 over the third quarter of 2008, offsetting a decrease of $64.4 million in average loans. Average interest bearing liabilities decreased $33.3 million for the third quarter of 2009, as compared to the same period in 2008. The yield on earning assets decreased 36 basis points in the third quarter of 2009, whereas the rate paid on interest-bearing liabilities decreased 77 basis points, primarily due to the effects of lower interest rates.

Tax-equivalent net interest income was $103.9 million for the first nine months of 2009, as compared to $96.3 million for the same period last year. The increase in 2009 as compared to 2008 was largely attributable to (i) the decrease in the rate paid on interest-bearing liabilities in an amount greater than the decrease in rates earned on interest earning assets and (ii) an increase in the volume of earning assets. Average earning assets increased $89.9 million for the first nine months of 2009. Average taxable and tax exempt securities increased $158.3 million, offsetting a decrease of $23.9 million in average loans. Average interest bearing liabilities were virtually unchanged for the nine-month period of 2009 from the same period in 2008. The yield on earning assets decreased 54 basis points in the first three quarters of 2009, whereas the rate paid on interest-bearing liabilities decreased 105 basis points.
Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.
     Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2008			September 30, 2008
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$24	$(262)	$(238)	$(744)	$(757)	$(1,501)
Taxable investment securities (1)	(82)	(385)	(467)	1,929	(1,942)	(13)
Tax-exempt investment securities (2)	1,869	83	1,952	4,654	424	5,078
Loans (2) (3)	(1,024)	(2,059)	(3,083)	(1,040)	(10,183)	(11,223)

Interest income	787	(2,623)	(1,836)	4,799	(12,458)	(7,659)

Interest-bearing deposits	(96)	(3,381)	(3,477)	(323)	(13,801)	(14,124)
Short-term borrowings	(15)	(312)	(327)	275	(1,416)	(1,141)

Interest expense	(111)	(3,693)	(3,804)	(48)	(15,217)	(15,265)

Net interest income	$898	$1,070	$1,968	$4,847	$2,759	$7,606

(1)	Trading securities are included in taxable investment securities.

(2)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(3)	Nonaccrual loans are included in loans.
The net interest margin for the third quarter of 2009 was 4.92%, an increase of 19 basis points from the same period in 2008. The net interest margin for the first nine months of 2009 was 4.85%, an increase of 21 basis points from the same period in 2008.
Our net interest margin increased from prior periods despite the volatile interest rate environment that saw the Federal funds rate drop 400 basis points from January 2008 through September 2009. We have been more successful in implementing floors on our loans and have improved the pricing for loan risk, which previously we were unable to do due to competition. Additionally, we have purchased investment securities at favorable yields. Should interest rates remain at the current low levels through the remainder of 2009, we anticipate that the impact of lower yields on loans and investment securities and competition for deposits may put pressure on our net interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.
     Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three months ended September 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Short-term investments	$64,838	$96	0.59%	$69,599	$334	1.91%
Taxable investment securities (1)	855,409	9,155	4.28	862,778	9,622	4.46
Tax-exempt investment securities (2)	450,508	7,060	6.27	329,840	5,108	6.19
Loans (2)(3)	1,465,423	22,857	6.19	1,529,811	25,940	6.75

Total earning assets	2,836,178	39,168	5.48%	2,792,028	41,004	5.84%
Cash and due from banks	95,935			116,160
Bank premises and equipment, net	63,795			65,095
Other assets	36,079			36,781
Goodwill and other intangible assets, net	63,461			64,446
Allowance for loan losses	(23,674)			(19,339)

Total assets	$3,071,774			$3,055,171

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$1,730,708	$3,836	0.88%	$1,758,371	7,313	1.65%
Short-term borrowings	171,621	179	0.41	177,278	506	1.14

Total interest-bearing liabilities	1,902,329	4,015	0.84%	1,935,649	7,819	1.61%

Noninterest-bearing deposits	738,625			753,733
Other liabilities	34,143			18,617

Total liabilities	2,675,097			2,707,999
Shareholders’ equity	396,677			347,172

Total liabilities and shareholders’ equity	$3,071,774			$3,055,171

Net interest income		$35,153			$33,185

Rate Analysis:
Interest income/earning assets			5.48%			5.84%
Interest expense/earning assets			0.56			1.11

Net yield on earning assets			4.92%			4.73%

	Nine months ended September 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Short-term investments	$49,109	$209	0.57%	$93,582	$1,710	2.44%
Taxable investment securities (1)	881,726	28,102	4.25	825,104	28,115	4.54
Tax-exempt investment securities (2)	426,621	19,958	6.24	324,976	14,880	6.11
Loans (2)(3)	1,504,400	69,015	6.13	1,528,338	80,238	7.01

Total earning assets	2,861,856	117,284	5.48%	2,772,000	124,943	6.02%
Cash and due from banks	102,907			116,792
Bank premises and equipment, net	64,526			63,763
Other assets	36,754			32,962
Goodwill and other intangible assets, net	63,674			64,750
Allowance for loan losses	(22,900)			(18,599)

Total assets	$3,106,817			$3,031,668

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$1,744,336	$12,768	0.98%	$1,770,394	$26,891	2.03%
Short-term borrowings	191,376	633	0.44	166,173	1,775	1.43

Total interest-bearing liabilities	1,935,712	13,401	0.93%	1,936,567	28,666	1.98%

Noninterest-bearing deposits	749,383			728,227
Other liabilities	32,801			19,393

Total liabilities	2,717,896			2,684,187
Shareholders’ equity	388,921			347,481

Total liabilities and shareholders’ equity	$3,106,817			$3,031,668

Net interest income		$103,883			$96,277

Rate Analysis:
Interest income/earning assets			5.48%			6.02%
Interest expense/earning assets			0.63			1.38

Net yield on earning assets			4.85%			4.64%

(1)	Trading securities are included in taxable investment securities.

(2)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(3)	Nonaccrual loans are included in loans.
Noninterest Income. Noninterest income for the third quarter of 2009 was $12.9 million, an increase of $588 thousand, or 4.8%, as compared to the same period in 2008. This increase is primarily due to (i) an increase of $751 thousand in the net gain on securities transactions, (ii) an increase of $270 thousand in the gain on the sale of student loans, (iii) an increase of $100 thousand in ATM and credit card fees primarily as a result of increased use of debit cards and (iv) an increase of $82 thousand in real estate mortgage fees. This increase was offset by (i) a decrease of $173 thousand in trust fees, (ii) an increase of $155 thousand in net losses on the sale of foreclosed assets and (iii) a decrease of $77 thousand in service charges on deposit accounts.
In the third quarter of 2009, we recorded a gain of $273 thousand on the sale of approximately $10.6 million in student loans, representing substantially all of the remainder of our student loan portfolio. The Company has suspended its student loan origination activities as a result of changes mandated by the Department of Education that significantly reduced the profitability of the student loan program. The decline in trust fees reflects declines in the market values of the equity investments under management and lower oil and gas prices, offset in part by an increase of $46.0 million in assets under management over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.03 billion at September 30, 2009 as compared to $1.98 billion for the same date in 2008. The decline in service charges on deposit accounts was the result of a decrease in the usage of overdraft privileges.

Noninterest income for the nine-month period ended September 30, 2009 was $36.5 million, a decrease of $1.5 million, or 4.0%, as compared to the same period in 2008. This decrease is primarily due to (i) the decrease of $828 thousand in net gain on sale of student loans, (ii) a decrease of $660 thousand in trust fees, (iii) a decrease of $711 thousand in service charges on deposit accounts, and (iv) an increase of $303 thousand in the net loss on the sale of foreclosed assets. This decrease was partially offset by (i) an increase of $439 thousand in ATM and credit card fees primarily as a result of increased use of debit cards, (ii) an increase of $940 thousand in the net gain on securities transactions, and (iii) an increase of $159 thousand in real estate mortgage fees. In the first nine months of 2009, we recorded a gain of $889 thousand on the sale of approximately $84.3 million in student loans. In the same period in 2008, we recognized a net gain of $1.7 million on the sale of $63.6 million in student loans.
     Table 3 — Noninterest Income (in thousands):

	Three Months Ended
	September 30,			Nine Months Ended September 30,
		Increase			Increase
	2009	(Decrease)	2008	2009	(Decrease)	2008
Trust fees	$2,328	$(173)	$2,501	$6,570	$(660)	$7,230
Service charges on deposit accounts	5,732	(77)	5,809	16,294	(711)	17,005
Real estate mortgage operations	731	82	649	2,177	159	2,018
Gain on sale of student loans	273	270	3	889	(828)	1,717
ATM and credit card fees	2,427	100	2,327	7,062	439	6,623
Net gain on securities transactions	897	751	146	1,645	940	705
Net gain (loss) on sale of foreclosed assets	(127)	(154)	27	(187)	(303)	116

Other:
Check printing fees	105	(7)	112	313	(37)	350
Safe deposit rental fees	90	3	87	356	(1)	357
Exchange fees	27	(2)	29	69	(39)	108
Credit life and debt protection fees	74	14	60	163	5	158
Brokerage Commissions	89	(16)	105	200	(79)	279
Interest on loan recoveries	43	(65)	108	229	(45)	274
Miscellaneous income	190	(138)	328	756	(362)	1,118

Total other	618	(211)	829	2,086	(558)	2,644

Total Noninterest Income	$12,879	$588	$12,291	$36,536	$(1,522)	$38,058

Noninterest Expense. Total noninterest expense for the third quarter of 2009 was $23.0 million, a decrease of $367 thousand, or 1.6%, as compared to the same period in 2008. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the third quarter of 2009 was 47.92% compared to 51.42% for the same period in 2008.
Salaries and employee benefits for the third quarter of 2009 totaled $12.2 million, a decrease of $251 thousand, or 2.0%, as compared to 2008. The primary cause of this decrease was a lower level of contributions to the Company’s profit sharing plan.

All other categories of noninterest expense for the third quarter of 2009 totaled $10.8 million, a decrease of $116 thousand, or 1.1%, as compared to the same period in 2008. The decrease in noninterest expense was offset by a $656 thousand increase in FDIC insurance premiums. The increase in FDIC insurance premiums is the result of having utilized FDIC premium insurance credits in prior periods and an increase in 2009 of FDIC insurance premium rates. Net occupancy expense decreased $227 thousand primarily as a result of lower utilities expense. ATM and debit card interchange expenses decreased $312 thousand primarily as a result of better pricing with our processor.
Total noninterest expense for the first nine months of 2009 was $70.3 million, an increase of $1.3 million, or 1.8%, as compared to the same period in 2008. Our efficiency ratio for the first nine months of 2009 was 50.08% compared to 51.41% for the same period in 2008.
Salaries and employee benefits for the first nine months of 2009 totaled $36.4 million, a decrease of $1.1 million, or 3.0%, as compared to 2008. The primary cause of this decrease was a lower level of contributions to the Company’s profit sharing plan.
All other categories of noninterest expense for the first nine months of 2009 totaled $33.9 million, an increase of $2.4 million, or 7.6%, as compared to the same period in 2008. The increase in noninterest expense was largely the result of an increase of $3.6 million in FDIC insurance premiums, including the special assessment of $1.4 million. It is not anticipated that the FDIC will impose an additional special assessment in the fourth quarter of 2009, but will require all banks to prepay by the end of 2009 their 2010 to 2012 FDIC insurance premiums, including a 3 basis point increase in premium rate in 2011 and 2012. The increase in FDIC insurance premiums is also the result of having utilized FDIC premium insurance credits in prior periods and an increase in 2009 of FDIC insurance premium rates. ATM and debit card interchange expenses decreased $761 thousand primarily as a result of better pricing with our processor. The increase in professional and service fees of $254 thousand reflected higher costs associated with servicing the Company’s student loans and expenses related to an upgraded funds transfer system.

     Table 4 — Noninterest Expense (in thousands):

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
		Increase			Increase
	2009	(Decrease)	2008	2009	(Decrease)	2008
Salaries	$9,673	$(4)	$9,677	$28,767	$108	$28,659
Medical	742	(23)	765	2,408	(126)	2,534
Profit sharing	689	(234)	923	1,738	(1,219)	2,957
Pension	80	1	79	241	5	236
401(k) match expense	291	1	290	891	37	854
Payroll taxes	655	(7)	662	2,181	45	2,136
Stock option expense	71	15	56	208	39	169

Total salaries and employee benefits	12,201	(251)	12,452	36,434	(1,111)	37,545

Net occupancy expense	1,599	(227)	1,826	4,785	(284)	5,069
Equipment expense	1,920	29	1,891	5,828	225	5,603
Intangible amortization	214	(88)	302	652	(265)	917
FDIC assessment fees	818	656	162	4,074	3,636	438
Printing, stationery and supplies	508	26	482	1,405	(28)	1,433

Other:
Data processing fees	102	(2)	104	314	7	307
Postage	367	16	351	1,112	43	1,069
Advertising	306	4	302	830	(83)	913
Correspondent bank service charges	204	(99)	303	839	(29)	868
ATM and interchange expense	708	(312)	1,020	2,127	(761)	2,888
Credit card fees	102	(33)	135	335	(48)	383
Telephone	327	8	319	993	9	984
Public relations and business development	354	18	336	953	(70)	1,023
Directors’ fees	158	4	154	532	7	525
Audit and accounting fees	292	4	288	840	(44)	884
Legal fees	133	4	129	405	(1)	406
Professional and service fees	603	36	567	1,941	254	1,687
Regulatory exam fees	211	13	198	655	51	604
Travel	143	(39)	182	391	(68)	459
Courier expense	136	(83)	219	431	(168)	599
Operational and other losses	344	(158)	502	824	(152)	976
Other real estate	152	112	40	426	274	152
Other miscellaneous expense	1,116	(5)	1,121	3,199	(124)	3,323

Total other	5,758	(512)	6,270	17,147	(903)	18,050

Total Noninterest Expense	$23,018	$(367)	$23,385	$70,325	$1,270	$69,055

Income Taxes. Income tax expense was $4.8 million for the third quarter in 2009 as compared to $5.2 million for the same period in 2008. Our effective tax rates on pretax income were 25.36% and 27.93% for the third quarters of 2009 and 2008, respectively. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Income tax expense was $14.5 million for the first nine months of 2009 as compared to $15.9 million for the same period in 2008. Our effective tax rates on pretax income were 26.04% and 28.32%, respectively, for the nine-month periods ended September 30, 2009 and 2008. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.
The decreases in the effective tax rates for the third quarter and nine-month periods ended September 30, 2009 over the same periods in 2008 were largely the result of an increase in tax exempt income.
Balance Sheet Review
Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of September 30, 2009, total loans were $1.45 billion, a decrease of $113.3 million, as compared to September 30, 2008. The decrease in loans is primarily due to (i) the Company’s decision to suspend its student loan originations and (ii) the decline in real estate construction loans. As compared to September 30, 2008, commercial, financial and agricultural loans decreased $29.0 million, real estate construction loans decreased $81.8 million, real estate mortgage loans increased $36.3 million, and consumer loans decreased $57.5 million. Loans averaged $1.47 billion during the third quarter of 2009, a decrease of $64.4 million from the prior year average balances. Loans averaged $1.50 billion during the first nine months of 2009, a decrease of $23.9 million from the prior year average balances.
     Table 5 — Composition of Loans (in thousands):

	September 30,		December 31,
	2009	2008	2008
Commercial, financial and agricultural	$463,723	$492,681	$485,707
Real estate — construction	98,736	164,890	158,000
Real estate — mortgage	709,866	670,553	678,788
Consumer, net of unearned income	182,072	239,603	243,648

	$1,454,397	$1,567,727	$1,566,143

At September 30, 2009, our real estate loans represent approximately 57.5% of our loan portfolio and are comprised of (i) commercial real estate loans of 33.2%, generally owner occupied, (ii) 1-4 family residence loans of 33.1%, (iii) residential development and construction loans of 9.5%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 5.0% and (v) other loans of 19.2%.
Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which are comprised of nonperforming loans, loans still accruing and past due 90 days or more and foreclosed assets, were $19.0 million at September 30, 2009, as compared to $10.8 million at September 30, 2008. As a percent of loans and foreclosed assets, nonperforming assets were 1.30% at September 30, 2009, as compared to 0.69% at September 30, 2008. The increased level of nonperforming assets is a result of a slowing real estate market and national recession.
Table 6 — Nonaccrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	September 30,		December 31,
	2009	2008	2008
Nonaccrual loans	$14,585	$7,947	$9,893
Loans still accruing and past due 90 days or more	56	212	36
Restructured loans	—	—	—
Foreclosed assets	4,367	2,613	2,602

Total	$19,008	$10,772	$12,531

As a % of loans and foreclosed assets	1.30%	0.69%	0.80%
As a % of total assets	0.62%	0.34%	0.39%
We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest income amounts related to these non-accrual loans were not significant for the third quarter and nine-month periods ended September 30, 2009 and 2008.
Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see “Critical Accounting Policies — Allowance for Loan Losses” earlier in this section. The provision for loan losses was $3.7 million for the third quarter of 2009, as compared to $1.8 million for the third quarter of 2008. The provision for loan losses was $7.1 million for the first nine months of 2009, as compared to $4.3 million for the first nine months of 2008. The increase in the provision in 2009 was due to concern for a national recession and a continuing higher level of nonperforming assets. As a percent of average loans, net loan charge-offs were 0.38% for the third quarter of 2009 compared to 0.10% during the third quarter of 2008. As a percent of average loans, net loan charge-offs were 0.27% for the nine-month period ended September 30, 2009 compared to 0.15% for the same period in 2008. The allowance for loan losses as a percent of loans was 1.76% as of September 30, 2009, as compared to 1.28% as of September 30, 2008. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.
Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. The current downturn in the economy or higher unemployment could result in increased levels of nonperforming assets and charge-offs and increased loan loss provisions, with corresponding reductions in net income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review the adequacy of our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

     Table 7 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$23,247	$18,677	$21,529	$17,462

Charge-offs:
Commercial, financial and agricultural	323	436	843	786
Real Estate	785	16	1,468	927
Consumer	554	195	1,469	596

Total charge-offs	1,662	647	3,780	2,309

Recoveries:
Commercial, financial and agricultural	20	153	169	278
Real Estate	55	18	90	119
Consumer	166	82	470	224

Total recoveries	241	253	729	621

Net charge-offs	1,421	394	3,051	1,688

Provision for loan losses	3,706	1,765	7,054	4,274

Balance at September 30	$25,532	$20,048	$25,532	$20,048

Loans at period end	1,454,397	1,567,727	1,454,397	1,567,727
Average loans	1,465,423	1,529,811	1,504,400	1,528,338

Net charge-offs/average loans (annualized)	0.38%	0.10%	0.27%	0.15%
Allowance for loan losses/period-end loans	1.76	1.28	1.76	1.28
Allowance for loan losses/nonperforming loans	174.4	245.7	174.4	245.7
Trading Securities. As of September 30, 2009 and 2008, trading securities totaled $4.8 million and $95.7 million, respectively. The trading securities portfolio is a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities are carried at estimated fair value with unrealized gains and losses included in earnings. The Company began investing in trading securities in 2008 to improve its yield on daily funds and to lower its exposure on Federal funds. However, due to significantly lower interest rates, the Company has deployed these funds in other assets.
Available-for-Sale and Held-to-Maturity Securities. At September 30, 2009, securities with an amortized cost of $15.3 million were classified as securities held-to-maturity and securities with a fair value of $1.30 billion were classified as securities available-for-sale. As compared to December 31, 2008, the available for sale portfolio at September 30, 2009, reflected (i) an decrease of $49.1 million in obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $88.0 million in obligations of states and political subdivisions, (iii) a $7.2 million increase in corporate and other bonds, and (iv) a $18.4 million increase in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

Table 8 — Composition of Available-for-Sale and Held-to-Maturity Securities (dollars in thousands):

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$14,651	$491	$(3)	$15,139
Mortgage-backed securities	673	13	(1)	685

Total debt securities held-to-maturity	$15,324	$504	$(4)	$15,824

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$268,628	$12,321	$—	$280,949
Obligations of state and political subdivisions	440,062	28,034	(129)	467,967
Corporate bonds	71,509	4,803	—	76,312
Mortgage-backed securities	452,298	20,109	(101)	472,306
Other securities	5,550	263	—	5,813

Total securities available-for-sale	$1,238,047	$65,530	$(230)	$1,303,347

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$22,573	$694	$(7)	$23,260
Mortgage-backed securities	1,003	13	(4)	1,012

Total debt securities held-to-maturity	$23,576	$707	$(11)	$24,272

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$301,626	$4,249	$(521)	$305,354
Obligations of state and political subdivisions	347,158	3,404	(5,083)	345,479
Corporate bonds	43,117	188	(1,994)	41,311
Mortgage-backed securities	434,759	4,062	(1,986)	436,835
Other securities	5,550	103	—	5,653

Total securities available-for-sale	$1,132,210	$12,006	$(9,584)	$1,134,632

During the quarters ended September 30, 2009 and 2008, sales of investment securities that were classified as available-for-sale totaled $9.5 million and $3.5 million, respectively. Gross realized gains from 2009 and 2008 securities sales totaled $897 thousand and $146 thousand, respectively. There were no losses on securities sales during these periods. During the nine months ended September 30, 2009 and 2008, sales of investment securities that were classified as available-for-sale totaled $44.9 million and $73.1 million, respectively. Gross realized gains from 2009 and 2008 securities sales were $1.6 million and $705 thousand, respectively. There were no losses on securities sales during these periods. The specific identification method was used to determine cost on computing the realized gains.

Table 9 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at September 30, 2009 (in thousands, except percentages):

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$7,644	7.46%	$6,777	6.97%	$100	5.99%	$130	6.59%	$14,651	7.26%
Mortgage-backed securities	41	5.16	412	4.62	220	3.98	—	—	673	4.44

Total	$7,685	7.45%	$7,189	6.92%	$320	4.61%	$130	6.59%	$15,324	7.14%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government sponsored-enterprises and agencies	$63,432	3.89%	$217,517	3.89%	$—	—%	$—	—%	$280,949	3.89%
Obligations of states and political subdivisions	20,398	6.11	150,675	5.73	279,412	6.18	17,482	6.84	467,967	6.05
Corporate bonds and other securities	23,988	4.28	51,521	5.41	6,616	7.08	—	—	82,125	5.21
Mortgage-backed securities	38,780	5.06	372,430	4.69	60,933	5.03	163	5.83	472,306	4.77

Total	$146,598	4.57%	$792,143	4.71%	$346,961	5.99%	$17,645	6.83%	$1,303,347	5.07%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
Total Available-for-Sale and	or Less		Five Years		Ten Years		Ten Years		Total
Held- to-Maturity Securities:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government sponsored-enterprises and agencies	$63,432	3.89%	$217,517	3.89%	$—	—%	$—	—%	$280,949	3.89%
Obligations of states and political subdivisions	28,042	6.48	157,452	5.78	279,512	6.17	17,612	6.84	482,618	6.09
Corporate bonds and other securities	23,988	4.28	51,521	5.41	6,616	7.08	—	—	82,125	5.21
Mortgage-backed securities	38,821	5.06	372,842	4.69	61,153	5.03	163	5.83	472,979	4.77

Total	$154,283	4.72%	$799,332	4.73%	$347,281	5.99%	$17,775	6.83%	$1,318,671	5.09%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

Table 10 — Disclosure of Available-for-Sale and Held-to-Maturity Securities with Continuous Unrealized Loss
The following tables disclose, as of September 30, 2009 and 2008, our available-for-sale and held-to-maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
September 30, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$2,753	$(65)	$2,161	$(67)	$4,914	$(132)
Mortgage-backed securities	16,267	(101)	87	(1)	16,354	(102)

Total	$19,020	$(166)	$2,248	$(68)	$21,268	$(234)

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
September 30, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of U.S. government sponsored-enterprises and agencies	$81,685	$(521)	$—	$—	$81,685	$(521)
Obligations of state and political subdivisions	163,246	(5,070)	912	(20)	164,158	(5,090)
Mortgage-backed securities	109,240	(994)	38,401	(996)	147,641	(1,990)
Corporate and other securities	24,223	(1,994)	—	—	24,223	(1,994)

Total	$378,394	$(8,579)	$39,313	$(1,016)	$417,707	$(9,595)

The number of investment positions in this unrealized loss position totaled 31 at September 30, 2009. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2009. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
The investment portfolio had an overall tax equivalent yield of 5.09% at September 30, 2009. At September 30, 2009, the investment portfolio had a weighted average life of 3.88 years and modified duration of 3.40 years.
Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $2.46 billion as of September 30, 2009, as compared to $2.56 billion as of September 30, 2008. Table 11 provides a breakdown of average deposits and rates paid for the third quarters of 2009 and 2008 and for the nine-month periods ended September 30, 2009 and 2008:

Table 11 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended September 30,
	2009		2008
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing deposits	$738,625	—%	$753,733	—%

Interest-bearing deposits
Interest-bearing checking	584,036	0.32	576,655	0.73
Savings and money market accounts	447,013	0.40	440,793	0.75
Time deposits under $100,000	356,442	1.57	395,089	2.79
Time deposits of $100,000 or more	343,217	1.74	345,834	3.06

Total interest-bearing deposits	1,730,708	0.88%	1,758,371	1.65%

Total average deposits	$2,469,333		$2,512,104

	Nine Months Ended September 30,
	2009		2008
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing deposits	$749,383	—%	$728,227	—%

Interest-bearing deposits
Interest-bearing checking	602,970	0.34	586,297	1.01
Savings and money market accounts	437,080	0.44	429,859	0.91
Time deposits under $100,000	363,083	1.77	406,561	3.34
Time deposits of $100,000 or more	341,203	1.96	347,677	3.59

Total interest-bearing deposits	1,744,336	0.98%	1,770,394	2.03%

Total average deposits	$2,493,719		$2,498,621

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $160.4 million and $196.8 million at September 30, 2009 and 2008, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds. The average balance of federal funds purchased and securities sold under repurchase agreements was $171.6 million and $177.3 million in the third quarters of 2009 and 2008, respectively. The average rate paid on federal funds purchased and securities sold under repurchase agreements was 0.41% and 1.14% for the third quarters of 2009 and 2008, respectively. The average balance of federal funds purchased and securities sold under repurchase agreements was $191.4 million and $166.2 million in the nine-month periods ended September 30, 2009 and 2008, respectively. The average rate paid on federal funds purchased and securities sold under repurchase agreements was 0.44% and 1.43% for the nine-month periods ended September 30, 2009 and 2008, respectively.

Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $415.5 million, or 13.51% of total assets, at September 30, 2009, as compared to $350.4 million, or 11.14% of total assets, at September 30, 2008. Included in shareholders’ equity at September 30, 2009 and September 30, 2008, were $42.4 million and $1.6 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. During the third quarter of 2009, total shareholders’ equity averaged $396.7 million, or 12.91% of average assets, as compared to $347.2 million, or 11.37% of average assets, during the same period in 2008.
Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of September 30, 2009, our total risk-based and leverage capital ratios were 19.37% and 10.83%, respectively, as compared to total risk-based and leverage capital ratios of 16.49% and 9.63% as of September 30, 2008. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.
Interest Rate Risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. Our exposure to interest rate risk is managed primarily through our strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. We use no off-balance-sheet financial instruments to manage or hedge interest rate risk.
Each of our subsidiary banks has an asset liability management committee that monitors interest rate risk and compliance with investment policies; there is also a holding company-wide committee that monitors the aggregate company’s interest rate risk and compliance with investment policies. The Company and each subsidiary bank utilize an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next twelve months. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next twelve months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.
As of September 30, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.34% and 1.03%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in a net interest income of 0.04% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of September 30, 2009 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.
Liquidity
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $160.4 million at September 30, 2009, and an unfunded $50.0 million line of credit established with a nonaffiliated bank which matures on December 31, 2009. First Financial Bank, N. A., Abilene also has federal funds purchased lines of credit with two non-affiliated banks totaling $60.0 million. No amount was outstanding at September 30, 2009.
On December 19, 2008, we renewed our loan agreement, effective December 31, 2008, with The Frost National Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $50.0 million on a revolving line of credit. Prior to December 31, 2009, interest is paid quarterly at Wall Street Journal Prime, and the line of credit matures December 31, 2009. If a balance exists at December 31, 2009, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured for an outstanding balance less than or equal to $25.0 million and secured by the stock of a subsidiary bank should the balance exceed $25.0 million. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Effective June 30, 2009, the loan agreement was amended to change the definition of net income to add back the FDIC special assessment for 2009 as it relates to the calculation of return on equity, return on assets and dividends. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. There was no outstanding balance under the line of credit as of September 30, 2009, or December 31, 2008.
Given the strong core deposit base, relatively low loan to deposit ratios maintained at our subsidiary banks and dividend capacity of our subsidiary banks we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.
In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash at our parent company, which totaled $36.3 million at September 30, 2009, investment securities which totaled $10.8 million, available dividends from subsidiary banks which totaled $44.9 million at September 30, 2009, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. On October 1, 2009, our subsidiary banks paid an aggregate of $10.9 million in dividends to the parent company related to second quarter earnings. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.
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

Table 12 — Commitments as of September 30, 2009 (in thousands):

Total Notional
Amounts
Committed
Unfunded lines of credit	$247,968
Unfunded commitments to extend credit	45,155
Standby letters of credit	13,941

Total commercial commitments	$307,064

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.
Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At September 30, 2009, approximately $44.9 million was available for the payment of intercompany dividends by the subsidiaries without the prior approval of regulatory agencies.
Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 51.46% and 51.81% of net earnings, respectively, for the first three quarters of 2009 and the same period in 2008. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.
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
Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Interest Rate Risk” for disclosure regarding this market risk.

Item 4.	Controls and Procedures
As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of September 30, 2009.
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

FIRST FINANCIAL BANKSHARES, INC.

Date: November 3, 2009	By:	/s/ F. Scott Dueser F. Scott Dueser
President and Chief Executive Officer

Date: November 3, 2009	By:	/s/ J. Bruce Hildebrand J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer