Form 10-K
period 2009-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2010-02-19
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $974,498,000.
     As of February 19, 2010, there were 20,840,924 shares of Common Stock outstanding.

Documents Incorporated by Reference
     Certain information called for by Part III is incorporated by reference to the proxy statement for our 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

i

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” and the following:
•	general economic conditions, including our local and national real estate markets and employment trends;

•	volatility and disruption in national and international financial markets;

•	legislative, tax and regulatory actions and reforms;

•	political instability;

•	the ability of the Federal government to deal with the national economic slowdown and the effect of stimulus packages enacted by Congress as well as future stimulus packages, if any;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	continued increases in FDIC deposit insurance assessments;

•	our ability to attract deposits;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	acquisitions and integration of acquired businesses; and
•	acts of God or of war or terrorism.

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
PART I
ITEM 1. BUSINESS
General
     First Financial Bankshares, Inc., a Texas corporation, is a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA. As such, we are supervised by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as well as several other state and federal regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. Through our wholly-owned Delaware subsidiary, First Financial Bankshares of Delaware, Inc., we own ten banks, a trust company, a technology operating company, and an insurance agency, all organized and located in Texas. These subsidiaries are:
•	First Financial Bank, National Association, Abilene, Texas;

•	First Financial Bank, Hereford, Texas;

•	First Financial Bank, National Association, Sweetwater, Texas;

•	First Financial Bank, National Association, Eastland, Texas;

•	First Financial Bank, National Association, Cleburne, Texas;

•	First Financial Bank, National Association, Stephenville, Texas;

•	First Financial Bank, National Association, San Angelo, Texas;

•	First Financial Bank, National Association, Weatherford, Texas;

•	First Financial Bank, National Association, Southlake, Texas;

•	First Financial Bank, National Association, Mineral Wells, Texas;

•	First Technology Services, Inc., Abilene, Texas;

•	First Financial Trust & Asset Management Company, National Association, Abilene, Texas; and

•	First Financial Insurance Agency, Inc., Abilene, Texas.
     Through our subsidiary banks, we conduct a full-service commercial banking business. Our service centers are located primarily in North Central and West Texas. Considering the branches and locations of all our subsidiaries, as of December 31, 2009, we had 48 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian and Glen Rose.
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
     In the past, we have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 24.3 million residents, Texas has more people than any other state except California. The population of Texas grew 16.7 percent from 2000-2008; nearly double the national rate, according to the U.S. Census Bureau. Many of the communities in which we operate are growing faster than the statewide average, as shown below:
Population Growth 2000-2008*

Bridgeport and Wise County	19.9%
Fort Worth/Tarrant County	21.0%
Cleburne, Midlothian and Johnson County	21.1%
Weatherford, Willow Park and Aledo	26.3%
Granbury and Hood County	23.0%
Stephenville and Erath County	8.7%

*	Source: U. S. Census Bureau
     These economies include dynamic centers of higher education, agriculture, energy and natural resources, healthcare, tourism, retirement living, manufacturing and distribution.
     We have also largely foregone the larger metropolitan areas of Texas. We believe our “community matters” way of doing business works best for us in small and mid-size markets, where we can play a prominent role in the economic, civic and cultural life of the community. Our goal is to serve these communities well and to experience growth as these markets continue to expand. In many instances, banking competition is less intense in smaller markets, making it easier for us to operate rationally and attract and retain high-caliber employees who prefer not only our community-banker concept but the high quality of life in smaller cities.
     Over the years, we have grown three ways: by growing our banks internally, by opening new branch locations and by acquisition of other banks. Since the beginning of 1997, we have completed ten bank acquisitions and doubled total assets from $1.57 billion to $3.28 billion. We have also established a trust and asset management company and a technology services company, both of which operate as subsidiaries of First Financial Bankshares, Inc. Looking ahead, we will continue to grow locally by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, so we can provide more convenient service to our customers, and we are actively pursuing acquisitions by calling on banks that we would like to acquire, working with brokers and the FDIC.
     When targeting a bank for acquisition, the bank generally needs to be in the type of community that fits our profile. We like growing communities with good amenities – schools, infrastructure, commerce and lifestyle. We prefer non-metropolitan markets, either within a 50-mile radius of the Dallas/Fort Worth metroplex or along the Interstate 35, 45 and 20 corridors in Texas. We also have an affinity in banks in East Texas and the Texas Hill Country area. Banks in the $100 million to $300 million asset size fit our “sweet spot” for acquisition, but we will consider banks that are larger or smaller, or that are in other areas of Texas if we believe they would be a good fit for our existing Company.
     We also own directly two subsidiaries, First Financial Investments, Inc. (which is dormant) and First Financial Investments of Delaware, Inc.
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
First Financial Bankshares, Inc.
     We provide management and technical resources and policy direction to our subsidiaries, which enable them to improve or expand their banking services while continuing their local activity and identity. Each of our subsidiaries operates under the day-to-day management of its own board of directors and officers, with substantial authority in making decisions concerning their own loan decisions, interest rates, service charges and marketing. We provide resources and policy direction in, among other things, the following areas:
•	asset and liability management;

•	investments;

•	accounting;

•	budgeting;

•	training;

•	marketing;

•	planning;

•	risk management;

•	loan review;

•	human resources;

•	insurance;

•	capitalization;

•	regulatory compliance; and

•	internal audit.
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
Services Offered by Our Subsidiary Banks
     Each of our subsidiary banks is a separate legal entity that operates under the day-to-day management of its own board of directors and officers. Each of our subsidiary banks provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, remote deposit capture, internet banking, transmitting funds, and performing other customary commercial banking services. We also conduct full service trust activities through First Financial Trust & Asset Management Company, National Association. Through our trust company, we administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. We also offer personal trust services, which include the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. In addition, First Financial Bank, National Association, Abilene, First Financial Bank, National Association, San Angelo and First Financial Bank, National Association, Weatherford provide securities brokerage services through arrangements with an unrelated third party.
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
Employees
     With our subsidiary banks, we employed approximately 950 full-time equivalent employees at December 31, 2009. Our management believes that our employee relations have been and will continue to be good.
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
     National Banking Associations. Banks organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency, or OCC. The OCC supervises, regulates and regularly examines:
•	First Financial Bank, National Association, Abilene;

•	First Financial Bank, National Association, Sweetwater;

•	First Financial Bank, National Association, Cleburne;

•	First Financial Bank, National Association, Eastland;

•	First Financial Bank, National Association, San Angelo;

•	First Financial Bank, National Association, Weatherford;

•	First Financial Bank, National Association, Southlake;

•	First Financial Bank, National Association, Stephenville;

•	First Financial Bank, National Association, Mineral Wells;

•	First Financial Trust & Asset Management Company, National Association; and

•	First Technology Services, Inc.
The OCC’s supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act:
•	requires each national banking association to maintain reserves against deposits,

•	restricts the nature and amount of loans that may be made and the interest that may be charged, and

•	restricts investments and other activities.
     State Banks. Banks that are organized as state banks under Texas law are subject to regulation and examination by the Banking Commissioner of the State of Texas. The Commissioner regulates and supervises, and the Texas Banking Department regularly examines our one subsidiary state bank, First Financial Bank, Hereford. The Commissioner’s supervision and regulation of banks is primarily designed to protect the interests of depositors. Texas law:
•	restricts the nature and amount of loans that may be made and the interest that may be charged, and

•	restricts investments and other activities.
     State banks are also subject to regulation by either the FDIC or the Federal Reserve Board. Because First Financial Bank, Hereford is a non-member bank, it is also regulated by the FDIC and is subject to most of the federal laws described below.

Deposit Insurance
     Each of our subsidiary banks is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions. Until October 2008, the protection generally did not exceed $100,000 per depositor. Beginning in October 2008, the amount of protection was increased to $250,000, under the Temporary Liquidity Guarantee Program (TLGP) of the Emergency Economic Stabilization Act of 2008. This increased protection to $250,000 was initially available only through December 31, 2009 but was extended through December 31, 2013. The new regulations were also expanded whereby the protection for non interest bearing deposits was unlimited at institutions participating in the TLGP. This unlimited coverage for these non interest bearing accounts was also initially only available through December 31, 2009 but was extended until June 30, 2010. Non interest bearing deposits include, by definition, certain Interest on Lawyers Trust Accounts and Negotiable Order of Withdrawal accounts (NOW Accounts) with interest rates no higher than 0.50 percent. All of our subsidiary banks elected to participate in the TLGP.
     Our subsidiary banks must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the deposit insurance fund) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose special assessments to cover the costs of borrowings from the U.S. Treasury, the Federal Financing Bank and the Deposit Insurance Fund member banks. In the second quarter of 2009, the FDIC made a special assessment equal to 0.05 percent of total assets less Tier 1 Capital. The assessment totaled $1.4 million in the aggregate for our subsidiary banks, and was paid on September 30, 2009. As of December 31, 2009, the assessment rate for each of our subsidiary banks was at the lowest level risk-based premium available which was 0.12 percent of deposits per annum less applicable credits (with the exception of First Financial Bank, N.A., Southlake whose rate was 0.141 percent of deposits per annum and First Financial Bank, N.A., Stephenville whose rate was 0.124 percent of deposits per annum). In addition, we must pay an additional assessment of 0.10 percent per annum of the amount of noninterest bearing deposits, as defined, greater than $250,000. The FDIC also announced in 2009 the requirement of member banks to prepay on December 30, 2009, their estimated quarterly assessments for 2010, 2011 and 2012, including a three basis point increase in premium rates for 2011 and 2012. The Company’s prepayment amount totaled $11.6 million in the aggregate and will be expensed over a three year period based on future quarterly assessment calculations.
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
     Each of our national bank subsidiaries is required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1)

such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). First Financial Bank, Hereford, as a Texas state banking association, may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commission. In additional, the FDIC has the right to prohibit the payment of dividends by a state, non-member bank where the payment is deemed to be an unsafe or unsound banking practice.
     Our subsidiaries paid aggregate dividends of approximately $37.8 million in 2009 and approximately $39.7 million in 2008. Under the dividend restrictions discussed above, as of December 31, 2009, our subsidiary banks could have declared in the aggregate additional dividends of approximately $40.6 million from retained net profits, without obtaining regulatory approvals.
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
     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill and core deposit intangibles). As of December 31, 2009, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 17.73%; (2) Total Capital to Risk-Weighted Assets Ratio, 18.99%; and (3) Tier 1 Capital Leverage Ratio, 10.69%.
     Banks. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established five capital tiers with respect to depository institutions: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a “well-capitalized” institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be “adequately capitalized,” it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be “undercapitalized,” it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution’s composite rating is 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be “significantly undercapitalized,” it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be “critically undercapitalized,” it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take “prompt corrective action” against depository institutions that do not meet minimum capital requirements. Under current regulations, all of our subsidiary banks were “well capitalized” as of December 31, 2009.

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
     In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Texas Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank’s business, its total revenue, and the bank’s total assets. As of December 31, 2009, our Texas-chartered bank exceeded the minimum ratios applied to it.
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
     Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require the bank’s shareholders to pay the deficiency on a pro-rata basis. If any shareholder refuses to pay the pro-rata assessment after three months notice, then the bank’s board of directors must sell an appropriate amount of the shareholder’s stock at a public auction to make up the deficiency. To the extent necessary, if a deficiency in capital still exists and the bank refuses to go into liquidation, then a receiver may be appointed to wind down the bank’s affairs. Additionally, under the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default) our other banking subsidiaries may be assessed for the FDIC’s loss.
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
Recent Developments
     The U. S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector. Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have created strains on financial institutions, including government-sponsored entities and investment banks. As a result, many financial institutions sought and continue to seek additional capital, merge or seek mergers with larger and stronger institutions and, in some cases, failed.
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
     In addition, the Treasury was authorized to purchase equity stakes in U. S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions through the purchase of preferred stock or subordinated debentures by the Treasury. In conjunction with the purchase of preferred stock from publicly-held financial institutions, the Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program and were restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.
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
     Any substantial deterioration in any of the foregoing conditions could have a material adverse effect on our financial condition, results of operations and liquidity, which would likely adversely affect the market price of our common stock.
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

     We maintain an allowance for credit losses, which is an allowance established through a provision for loan losses charged to expense that represents management’s best estimate of probable losses inherent in our loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than we have experienced to date. In determining the amount of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance could materially decrease our net income.
     In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further charge-offs, based on judgments different than those of our management. Any increase in our allowance for credit losses or charge-offs as required by these regulatory agencies could have a material negative effect on our operating results, financial condition and liquidity.
Our business is concentrated in Texas and a downturn in the economy of Texas may adversely affect our business.
     Our network of subsidiary banks is concentrated in Texas, primarily in the Western and North Central regions of the state. Most of our customers and revenue are derived from this area. The economy of this region is focused on agriculture (including farming and ranching), commercial and industrial, medical, education, wind energy, manufacturing, service, oil and gas production, and real estate. Because we generally do not derive revenue or customers from other parts of the state or nation, our business and operations are dependent on economic conditions in this part of Texas. Any significant decline in one or more segments of the local economy could adversely affect our business, revenue, operations and properties.
Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, which could depress our net income and growth.
     Our loan portfolios include many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and, a slowdown in housing. If we continue to see negative economic conditions in the United States as a whole or in the portions of Texas that we serve, we could experience higher delinquencies and loan charge-offs, which would reduce our net income and adversely affect our financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce our earnings and adversely affect our financial condition.
The value of real estate collateral may fluctuate significantly resulting in an under-collateralized loan portfolio.
     The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan. This could have a material adverse effect on our provision for loan losses and our operating results and financial condition.
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
     During the past several years, the real estate housing market throughout the United States has softened resulting in an industry-wide increase in borrowers unable to make their mortgage payments and increased foreclosure rates.

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
     We derive a portion of our noninterest income from the origination of residential real estate loans and the subsequent sale of such loans into the secondary market. If we are unable to continue to originate and sell residential real estate loans at historical or greater levels, our residential real estate loan volume would decrease, which could decrease our earnings. A rising interest rate environment, general economic conditions or other factors beyond our control could adversely affect our ability to originate residential real estate loans. We also are experiencing an increase in regulations and compliance requirements related to mortgage loan originations necessitating technology upgrades and other changes. If new regulations continue to increase and we are unable to make technology upgrades, our ability originate mortgage loans will be reduced or eliminated. Additionally, we sell a large portion of our residential real estate loans to third party investors, and rising interest rates could negatively affect our ability to generate suitable profits on the sale of such loans. If interest rates increase after we originate the loans, our ability to market those loans is impaired as the profitability on the loans decreases. These fluctuations can have an adverse effect on the revenue we generate from residential real estate loans and in certain instances, could result in a loss on the sale of the loans.
We may need to raise additional capital/liquidity and such funds may not be available when needed.
     We may need to raise additional capital/liquidity in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital/liquidity, if needed, will depend on, among other things, conditions in the capital and financial markets at that time, which are outside of our control, and our financial performance. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital/liquidity, including depositors, other financial institution borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. Any occurrence that may limit our access to the capital/liquidity markets, such as a decline in the confidence of other financial institutions, depositors or counterparties participating in the capital markets, may adversely affect our costs and our ability to raise capital/liquidity. An inability to raise additional capital/liquidity on acceptable terms when needed could have a materially adverse effect on our financial condition, results of operations and liquidity.
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
     As a result, future legislation and government policy could adversely affect the banking industry as a whole, including our results of operations. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, assess fees, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.
Our FDIC insurance assessments are expected to increase substantially resulting in higher operating costs.
     In the past several years, the FDIC announced significant increases in the premiums charged for FDIC deposit insurance protection. We have historically paid the lowest premium rate available due to our sound financial position. In 2009, a special assessment ($1.4 million for the Company) was paid by the Company. Should more bank failures occur, FDIC premiums could continue to increase. This increased premium will have an adverse effect on our net income and results of operations.
We compete with many larger financial institutions which have substantially greater financial resources than we have.
     Competition among financial institutions in Texas is intense. We compete with other bank holding companies, state and national commercial banks, savings and loan associations, consumer financial companies, credit unions, securities brokers, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders and other financial institutions. Many of these competitors have substantially greater financial resources, larger lending limits, larger branch networks and less regulatory oversight than we do, and are able to offer a broader range of products and services than we can. Failure to compete effectively for deposit, loan and other banking customers in our markets could cause us to lose market share, slow our growth rate and may have an adverse effect on our financial condition, results of operations and liquidity.
We are subject to interest rate risk.
     Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of the Corporation’s securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investments, our net interest income, and earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and other borrowings.
     Although we have implemented strategies which we believe reduce the potential effects of adverse changes in interest rates on our results of operations, these strategies may not always be successful. In addition, any substantial and prolonged increase in market interest rates could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their credit costs since most of our loans have adjustable interest rates that reset periodically. Any of these events could adversely affect our results of operations, financial condition and liquidity.
First Financial Bankshares, Inc. relies on dividends from its subsidiaries for most of its revenue.
     First Financial Bankshares, Inc. is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends paid by its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on First Financial Bankshares, Inc. debt (if we had balances outstanding). Various federal and/or state laws and regulations limit the amount of dividends that our bank subsidiaries may pay to First Financial Bankshares, Inc. In the event our bank subsidiaries are unable to pay dividends to First Financial Bankshares, Inc., First Financial Bankshares, Inc. may not be able to service debt or pay dividends on the Company’s common stock. The inability to receive dividends from our bank subsidiaries could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
     Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in a building owned by First Financial Bank, National Association, Abilene totaling approximately 4,500 square feet and are on a month-to-month basis. Our subsidiary banks collectively own 40 banking facilities, some of which are detached drive-ins, and also lease ten banking facilities and 13 ATM locations.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2009.

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
Record Holders
     As of February 1, 2010, we had approximately 1,400 shareholders of record.
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
Equity Compensation Plans
     See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

     PERFORMANCE GRAPH
          The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the SNL Bank Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $1 billion to $5 billion in total assets, for a five-year period (December 31, 2004 to December 31, 2009). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2004, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represents the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First Financial Bankshares, Inc.	100.00	107.66	132.60	123.16	185.87	187.72
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26

Source: SNL Financial LC, Charlottesville, VA

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data presented below as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates information required to be disclosed by the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$146,445	$159,154	$169,369	$154,494	$123,944
Interest expense	17,274	35,259	58,557	48,628	28,757

Net interest income	129,171	123,895	110,812	105,866	95,187
Provision for loan losses	11,419	7,957	2,331	2,061	1,320
Noninterest income	48,598	49,453	48,273	44,668	44,180
Noninterest expense	94,000	91,587	86,827	83,017	75,487

Earnings before income taxes	72,350	73,804	69,927	65,456	62,560
Income tax expense	18,553	20,640	20,437	19,427	18,537

Net earnings	$53,797	$53,164	$49,490	$46,029	$44,023

Per Share Data:
Net earnings per share, basic	$2.58	$2.56	$2.38	$2.22	$2.13
Net earnings per share, assuming dilution	2.58	2.55	2.38	2.21	2.12
Cash dividends declared	1.36	1.34	1.26	1.18	1.10
Book value at period-end	19.96	17.73	16.16	14.51	13.34
Earnings performance ratios:
Return on average assets	1.72%	1.74%	1.72%	1.68%	1.80%
Return on average equity	13.63	15.27	15.87	16.20	16.17
Summary Balance Sheet Data (Period-end):
Securities	$1,285,377	$1,318,406	$1,128,493	$1,129,313	$1,046,121
Loans	1,514,369	1,566,143	1,528,020	1,373,735	1,288,604
Total assets	3,279,456	3,212,385	3,070,309	2,850,165	2,733,827
Deposits	2,684,757	2,582,753	2,546,083	2,384,024	2,366,277
Total liabilities	2,863,754	2,843,603	2,734,814	2,549,263	2,457,551
Total shareholders’ equity	415,702	368,782	335,495	300,901	276,276
Asset quality ratios:
Allowance for loan losses/period-end loans	1.82%	1.37%	1.14%	1.18%	1.14%
Nonperforming assets/period-end loans plus foreclosed assets	1.46	0.80	0.31	0.30	0.33
Net charge offs/average loans	0.36	0.25	0.07	0.04	0.10
Capital ratios:
Average shareholders’ equity/average assets	12.63%	11.37%	10.84%	10.38%	11.11%
Leverage ratio (1)	10.69	9.68	9.23	8.87	8.56
Tier 1 risk-based capital (2)	17.73	15.89	14.65	14.35	14.17
Total risk-based capital (3)	18.99	17.04	15.62	15.32	15.13
Dividend payout ratio	52.63	52.41	52.86	53.14	51.55

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.

(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.

(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets plus allowance for loan losses to the extent allowed under regulatory guidelines by risk-adjusted assets.

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
     You should read the following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2009 and 2008, and consolidated statements of earnings for the years 2007 through 2009 in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.
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
     Our methodology is based on current authoritative accounting guidance, including guidance from the SEC. We also follow the guidance of the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued jointly by the OCC, the Federal Reserve Board, the FDIC, the National Credit Union Administration and the Office of Thrift Supervision. We have developed a loan review methodology that includes allowances assigned to certain classified loans, allowances assigned based upon estimated loss factors and qualitative reserves. The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners.

     Our allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) general reserves determined in accordance with current authoritative accounting guidance that consider historical loss rates; and (iii) a qualitative reserve determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. We regularly evaluate our allowance for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All classified loans are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the loan portfolio less cash secured loans, government guaranteed loans and classified loans is multiplied by the Company’s recent historical loss rates. The qualitative reserves are determined by evaluating such things as current economic conditions and trends, including unemployment, changes in lending staff, policies or procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans.
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
     Fair values of these securities are determined based on methodologies in accordance with current authoritative accounting guidance. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.
     When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity and (ii) whether it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

Results of Operations
     Performance Summary. Net earnings for 2009 were $53.8 million, an increase of $633,000, or 1.19%, over net earnings for 2008 of $53.2 million. Net earnings for 2007 were $49.5 million. The increase in net earnings for 2009 over 2008 was primarily attributable to growth in net interest income. The increase in net earnings for 2008 over 2007 was primarily attributable to growth in net interest income and noninterest income.
     On a basic net earnings per share basis, net earnings were $2.58 for 2009 as compared to $2.56 for 2008 and $2.38 for 2007. The return on average assets was 1.72% for 2009 as compared to 1.74% for 2008 and 1.72% for 2007. The return on average equity was 13.63% for 2009 as compared to 15.27% for 2008 and 15.87% for 2007.
     Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $139.0 million in 2009 as compared to $131.0 million in 2008 and $116.1 million in 2007. The increase in 2009 compared to 2008 was largely attributable to the decrease in the rate paid on interest-bearing liabilities in an amount greater than the decrease in rates earned on interest earning assets and an increase in the volume of earning assets. Average earning assets increased $91.9 million in 2009. The increase in taxable and tax-exempt investment securities of $122.8 million offset the decrease in loans of $42.2 million. The yield on earning assets decreased 53 basis points in 2009, whereas the rate paid on interest-bearing liabilities decreased 91 basis points. The increase in 2008 compared to 2007 resulted primarily from an increase in the volume of earnings assets, which was partially reduced by increases in the rates paid on interest bearing liabilities. Average earning assets were $2.895 billion in 2009, as compared to $2.803 billion in 2008 and $2.624 billion in 2007. The 2009 increase in average earning assets was attributable primarily to purchases of investment securities. The 2008 increase in average earning assets was attributable primarily to internally generated loan growth. Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.
     Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2009 Compared to 2008			2008 Compared to 2007
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$768	$(2,143)	$(1,375)	$207	$(2,179)	$(1,972)
Taxable investment securities (1)	1,045	(2,216)	(1,171)	854	(1,448)	(594)
Tax-exempt investment securities (2)	6,155	137	6,292	2,809	570	3,379
Loans (1)	(2,893)	(10,818)	(13,711)	8,765	(17,972)	(9,207)

Interest income	5,075	(15,040)	(9,965)	12,635	(21,029)	(8,394)

Interest-bearing deposits	(371)	(16,266)	(16,637)	1,165	(20,035)	(18,870)
Short-term borrowings	54	(1,403)	(1,349)	695	(5,123)	(4,428)

Interest expense	(317)	(17,669)	(17,986)	1,860	(25,158)	(23,298)

Net interest income	$5,392	$2,629	$8,021	$10,775	$4,129	$14,904

(1)	Trading securities are included in taxable investment securities.

(2)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2007 through 2009. The net interest margin in 2009 was 4.80%, an increase of 13 basis points from 2008 and 37 basis points from 2007. Our net interest margin increased from prior periods despite the volatile interest rate environment which saw the Federal funds rate drop 500 basis points since September 2007. We have been somewhat successful in implementing interest rate floors on our loans and have improved the pricing for loan risk, which previously we were unable to do due to competition. Additionally we have purchased investment securities at favorable yields. Should interest rates remain at the current low levels in 2010, we anticipate that the impact of lower yields on loans and investment securities and competition for deposits may put pressure on our net interest margin.

     Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2009			2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Short-term investments	$91,755	$415	0.45%	$80,495	$1,790	2.22%	$76,284	$3,762	4.93%
Taxable investment securities (1)(2)	874,330	37,115	4.24	851,099	38,286	4.50	832,807	38,881	4.67
Tax-exempt investment securities (2)(3)	433,780	26,950	6.21	334,204	20,658	6.18	287,468	17,279	6.01
Loans (3)(4)	1,494,876	91,797	6.14	1,537,027	105,508	6.86	1,427,922	114,714	8.03

Total earning assets	2,894,741	156,277	5.40	2,802,825	166,242	5.93	2,624,481	174,636	6.66
Cash and due from banks	88,651			115,767			107,280
Bank premises and equipment, net	64,541			64,289			61,036
Other assets	37,774			35,776			34,075
Goodwill and other intangible assets, net	63,567			64,598			65,942
Allowance for loan losses	(23,722)			(19,226)			(16,621)

Total assets	$3,125,552			$3,064,029			$2,876,193

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$1,755,275	$16,474	0.94%	$1,775,158	$33,110	1.87%	$1,736,227	$51,980	2.99%
Short-term borrowings	183,228	800	0.44	178,721	2,149	1.20	161,648	6,577	4.07

Total interest-bearing liabilities	1,938,503	17,274	0.89	1,953,879	35,259	1.80	1,897,875	58,557	3.09

Noninterest-bearing deposits	758,112			741,418			649,642
Other liabilities	34,125			20,461			16,878

Total liabilities	2,730,740			2,715,758			2,564,395
Shareholders’ equity	394,812			348,271			311,798

Total liabilities and shareholders’ equity	$3,125,552			$3,064,029			$2,876,193

Net interest income		$139,003			$130,983			$116,079

Rate Analysis:
Interest income/earning assets			5.40%			5.93%			6.66%
Interest expense/earning assets			0.60			1.26			2.23

Net yield on earning assets			4.80%			4.67%			4.43%

(1)	Trading securities are included in taxable investment securities.

(2)	Average balances include unrealized gains and losses on available-for-sale securities.

(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(4)	Nonaccrual loans are included in loans.
     Noninterest Income. Noninterest income for 2009 was $48.6 million, a decrease of $855 thousand, or 1.7%, as compared to 2008. The decrease is primarily attributable to (1) a decrease of $692 thousand in the gain on sale of student loans, (2) a decrease of $641 thousand in service charges on deposit accounts, (3) an increase in the net loss on the sale of foreclosed assets of $553 thousand and (4) a decrease in trust fees of $358 thousand. We recorded a gain of $983 thousand on the sale of approximately $86.0 million in student loans in 2009, compared with a gain of $1.7 million recognized on the sale of $63.0 million in 2008. The Company has suspended its student loan origination activities as a result of changes mandated by the Department of Education that significantly reduced the profitability of the student loan program and we do not currently anticipate significant net revenues from the sale of such loans in 2010. The decline in service charges on deposit accounts was the result of a continuing decrease in usage of overdraft privileges by our customers. The decline in trust fees reflects declines in the market value of the equity investments under management and lower oil and gas prices, offset in part by an increase of $33.6 million in assets under management over the prior year. The fair value of our trust assets, which are not reflected in our consolidated balance sheet, totaled $2.102 billion at December 31, 2009 compared to $1.882 billion at December 31, 2008. These decreases in noninterest income were partially offset by (1) an increase in the net gain on the sale of investment securities of $799 thousand, (2) and an increase in ATM and credit card fees of $642 thousand primarily as a result of increased use of debit cards and (3) an increase in real estate mortgage fees of $373 thousand.
     Noninterest income for 2008 was $49.5 million, an increase of $1.2 million, or 2.4%, as compared to 2007. The increase is primarily attributable to (1) an increase of $1.4 million in ATM and credit card fees primarily as a result of increased use of debit cards, (2) an increase of $902 thousand in the net gain on securities transactions, and (3) an increase of $694 thousand in trust fees. The fair value of our trust assets totaled $1.882 billion at December 31, 2008 compared to $1.803 billion at December 31, 2007. These increases were partially offset by (1) a decrease of $811 thousand in real estate mortgage fees, (2) a decrease of $323 thousand in service charges on deposit accounts and (3)

a decrease of $238 thousand in the gain on sale of student loans. The decrease in real estate mortgage fees reflected the slowdown in residential lending activity. The decline in service charges on deposit accounts was the result of a decrease in customer use of our overdraft privilege product. In 2008, we sold student loans totaling $63.0 million compared to $64.0 million in 2007.
     Table 3 — Noninterest Income (in thousands):

		Increase		Increase
	2009	(Decrease)	2008	(Decrease)	2007
Trust fees	$9,083	$(358)	$9,441	$694	$8,747
Service charges on deposit accounts	21,956	(641)	22,597	(323)	22,920
Real estate mortgage fees	2,909	373	2,536	(811)	3,347
Gain on sale of student loans	983	(692)	1,675	(238)	1,913
ATM and credit card fees	9,546	642	8,904	1,383	7,521
Net gain on securities transactions	1,851	799	1,052	902	150
Other:
Net gain (loss) on sale of other real estate	(548)	(553)	5	(103)	108
Check printing fees	434	(55)	489	(106)	595
Safe deposit rental fees	446	—	446	(3)	449
Exchange fees	91	(44)	135	(30)	165
Credit life and debt protection fees	202	(1)	203	(60)	263
Brokerage commissions	296	(53)	349	157	192
Interest on loan recoveries	293	(54)	347	63	284
Miscellaneous income	1,056	(218)	1,274	(345)	1,619

Total other	2,270	(978)	3,248	(427)	3,675

Total Noninterest Income	$48,598	$(855)	$49,453	$1,180	$48,273

     Noninterest Expense. Total noninterest expense for 2009 was $94.0 million, an increase of $2.4 million, or 2.6%, as compared to 2008. Noninterest expense for 2008 amounted to $91.6 million, an increase of $4.8 million, or 5.5%, as compared to 2007. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2009 was 50.11% compared to 50.76% for 2008, and 52.83% for 2007.
     Salaries and employee benefits for 2009 totaled $49.5 million, an increase of $201 thousand, or 0.4%, as compared to 2008. The primary causes of this increase were an increase in pension expense as a result of changes in actuarial assumptions, overall pay increases effective during the first quarter of 2009 and an increase in employee medical expenses offset by a reduction in the number of employees and profit sharing expense.
     All other categories of non interest expense for 2009 totaled $44.5 million, an increase of $2.2 million, or 5.2%, as compared to 2008. The increase in noninterest expense was largely the result of an increase of $4.2 million in FDIC insurance premiums, resulting from (i) the special assessment of $1.4 million, (ii) having utilized FDIC premium insurance credits in prior periods and (iii) an increase in 2009 of FDIC insurance premium rates. The FDIC required member banks to prepay on December 30, 2009 their 2010 to 2012 FDIC insurance premiums, including a three basis point increase in premium rates for 2011 and 2012. The 2010 to 2012 prepayment will be expensed with quarterly assessment notices. The increase in professional and service fees of $258 thousand reflected higher costs associated with servicing the Company’s student loans and expenses related to an upgraded funds transfer system. ATM and debit card interchange expenses decreased $1.1 million primarily as a result of better pricing with our processor. Net occupancy expense decreased $442 thousand as a result of lower utilities expense.

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
     Table 4 — Noninterest Expense (in thousands):

		Increase		Increase
	2009	(Decrease)	2008	(Decrease)	2007
Salaries	$38,661	$398	$38,263	$1,619	$36,644
Medical	3,427	92	3,335	605	2,730
Profit sharing	2,360	(1,046)	3,406	186	3,220
Pension	738	604	134	(176)	310
401(k) match expense	1,178	45	1,133	6	1,127
Payroll taxes	2,808	20	2,788	95	2,693
Stock option expense	314	88	226	6	220

Total salaries and employee benefits	49,486	201	49,285	2,341	46,944

Net occupancy expense	6,293	(442)	6,735	842	5,893
Equipment expense	7,743	196	7,547	327	7,220
Printing, stationery and supplies	1,892	1	1,891	(113)	2,004
Correspondent bank service charges	1,032	(137)	1,169	16	1,153
FDIC insurance premiums	4,893	4,241	652	374	278
ATM expense	2,782	(1,139)	3,921	586	3,335
Professional and service fees	2,543	258	2,285	305	1,980
Intangible amortization	851	(353)	1,204	(290)	1,494

Other:
Data processing fees	420	5	415	24	391
Postage	1,489	52	1,437	22	1,415
Advertising	1,239	38	1,201	22	1,179
Credit card fees	418	(104)	522	(14)	536
Telephone	1,356	90	1,266	9	1,257
Public relations and business development	1,326	(64)	1,390	81	1,309
Directors’ fees	702	(3)	705	55	650
Audit and accounting fees	1,220	(148)	1,368	193	1,175
Legal fees	552	34	518	(41)	559
Regulatory exam fees	848	37	811	26	785
Travel	526	(103)	629	41	588
Courier expense	558	(217)	775	15	760
Operational and other losses	976	(341)	1,317	(545)	1,862
Other real estate	588	299	289	190	99
Other miscellaneous expense	4,267	12	4,255	294	3,961

Total other	16,485	(413)	16,898	372	16,526

Total Noninterest Expense	$94,000	$2,413	$91,587	$4,760	$86,827

     Income Taxes. Income tax expense was $18.6 million for 2009 as compared to $20.6 million for 2008 and $20.4 million for 2007. Our effective tax rates on pretax income were 25.6%, 28.0% and 29.2%, respectively, for the years 2009, 2008 and 2007. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes. The decrease in the effective tax rate during 2009 was primarily the result of an increase in holdings of tax-exempt municipal securities.
Balance Sheet Review
     Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of December 31, 2009, total loans were $1.514 billion, a decrease of $51.8 million, as compared to December 31, 2008. As compared to year-end 2008, real estate loans decreased $6.3 million, commercial, financial and agricultural loans increased $22.7 million, and consumer loans decreased $68.2 million, primarily as a result of suspending student loan origination activities. As of December 31, 2009, the Company did not hold any student loans held for sale. As of December 31, 2008, student loans held for sale of $51.8 million were included in consumer loans. Loans averaged $1.495 billion during 2009, a decrease of $42.2 million over the prior year average balances.
     Table 5 — Composition of Loans (in thousands):

	December 31,
	2009	2008	2007	2006	2005
Commercial, financial and agricultural	$508,431	$485,707	$493,478	$430,286	$410,191
Real estate — construction	77,711	158,000	196,250	155,285	112,892
Real estate — mortgage	752,735	678,788	626,146	591,893	568,793
Consumer, net of unearned income	175,492	243,648	212,146	196,271	196,728

	$1,514,369	$1,566,143	$1,528,020	$1,373,735	$1,288,604

     Our real estate loans represent approximately 55% of our loan portfolio and are comprised of (i) commercial real estate loans (33%), generally owner occupied, (ii) 1-4 family residence loans (33%), (iii) residential development and construction loans (9%), which includes our custom and speculation home construction loans, (iv) commercial development and construction loans (5%) and (v) other (20%).
     Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2009 (in thousands):
     The following tables summarize maturity and repricing information for the commercial, financial, and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2009:

		After One
		Year
	One Year	Through	After Five
	or less	Five Years	Years	Total
Commercial, financial, and agricultural	$257,582	$155,904	$94,945	$508,431
Real estate — construction	54,445	17,377	5,889	77,711

	$312,027	$173,281	$100,834	$586,142

Maturities
After One Year
Loans with fixed interest rates	$187,060
Loans with floating or adjustable interest rates	87,055

$274,115

     Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days still accruing and restructured loans plus foreclosed assets, were $22.1 million at December 31, 2009, as compared to $12.5 million at

December 31, 2008 and $4.7 million at December 31, 2007. As a percent of loans and foreclosed assets, these assets were 1.46% at December 31, 2009, as compared to 0.80% at December 31, 2008 and 0.31% at December 31, 2007. As a percent of total assets, these assets were 0.67% at December 31, 2009, as compared to 0.39% at December 31, 2008 and 0.15% at December 31, 2007. The higher level of these assets in 2009 is a result of the national recession and the slower Texas economy. We believe the level of these assets to be manageable and are not aware of any material classified credit not properly disclosed as nonperforming at December 31, 2009.
     Table 7 — Nonaccrual, Past Due 90 Days Still Accruing and Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2009	2008	2007	2006	2005
Nonaccrual loans	$18,540	$9,893	$3,189	$3,529	$3,524
Loans still accruing and past due 90 days or more	15	36	36	129	15
Restructured loans	—	—	—	—	—

Nonperforming loans	18,555	9,929	3,225	3,658	3,539
Foreclosed assets	3,533	2,602	1,506	453	705

Total nonperforming assets	$22,088	$12,531	$4,731	$4,111	$4,244

As a % of loans and foreclosed assets	1.46%	0.80%	0.31%	0.30%	0.33%
As a % of total assets	0.67%	0.39%	0.15%	0.14%	0.16%
          The majority of our nonaccrual loans are in our bank subsidiaries closer to the Dallas-Fort Worth metroplex where we have seen more credit deterioration in our loan portfolio. The major categories of nonaccrual loans are (i) 1-4 family residences (46.4%), (ii) ranches (18.7%) and (iii) lots for development (15.8%).
          We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $691,000, $409,000 and $100,000 during the years ended December 31, 2009, 2008, and 2007, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2009, 2008, and 2007, respectively, such income would have approximated $1,417,000, $624,000 and $358,000.
          Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to provide for losses on loans that we deem are uncollectible. We determine the allowance and the required provision expense by reviewing general loss experience and the performance of specific credits. The provision for loan losses was $11.4 million for 2009 as compared to $8.0 million for 2008 and $2.3 million for 2007. The increase in the provision in 2009 was due to concern for a slowing Texas real estate market, the national recession and a higher level of nonaccrual loans and foreclosed assets. The increase in 2008 compared with 2007 was due to growth in the loan portfolio and a slowing Texas real estate market. As a percent of average loans, net loan charge-offs were 0.36% during 2009, 0.25% during 2008 and 0.07% during 2007. The allowance for loan losses as a percent of loans was 1.82% as of December 31, 2009, as compared to 1.37% as of December 31, 2008. Included in Tables 8 and 9 are further analysis of our allowance for loan losses compared to nonperforming assets and charge-offs.
     Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. The current downturn in the economy or lower employment could result in increased levels of nonaccrual, past due 90 days still accruing and restructured loans and foreclosed assets, charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review the adequacy of our allowance for loan losses. The banking agencies could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

     Table 8 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2009	2008	2007	2006	2005
Balance at January 1,	$21,529	$17,462	$16,201	$14,719	$13,837
Allowance established from purchase acquisitions	—	—	—	—	793

	21,529	17,462	16,201	14,719	14,630
Charge-offs:
Commercial, financial and agricultural	1,188	1,937	1,056	956	783
Real estate	3,072	1,696	—	—	84
Consumer	1,950	1,082	742	865	1,088
All other	—	—	—	—	2

Total charge-offs	6,210	4,715	1,798	1,821	1,957

Recoveries:
Commercial, financial and agricultural	190	342	341	739	174
Real estate	122	133	5	8	39
Consumer	562	350	376	487	507
All other	—	—	6	8	6

Total recoveries	874	825	728	1,242	726

Net charge-offs	5,336	3,890	1,070	579	1,231

Provision for loan losses	11,419	7,957	2,331	2,061	1,320

Balance at December 31,	$27,612	$21,529	$17,462	$16,201	$14,719

Loans at year-end	$1,514,369	$1,566,143	$1,528,020	$1,373,735	$1,288,604
Average loans	1,494,876	1,537,027	1,427,922	1,308,309	1,209,095

Net charge-offs/average loans	0.36%	0.25%	0.07%	0.04%	0.10%
Allowance for loan losses/year-end loans	1.82	1.37	1.14	1.18	1.14
Allowance for loan losses/nonaccrual, past due 90 days still accruing and restructured loans	148.81	216.83	541.49	442.94	415.91
      The ratio of our allowance to nonaccrual, past due 90 days still accruing and restructured loans has trended downward since 2007, as the economic conditions began to worsen. Although the ratio declined substantially in 2009 and 2008 from prior years when net charge-offs and nonperforming asset levels were historically low, management believes the allowance for loan losses is adequate at December 31, 2009 inspite of these trends.
     Table 9 — Allocation of Allowance for Loan Losses (in thousands):

	2009	2008	2007	2006	2005
	Allocation	Allocation	Allocation	Allocation	Allocation
	Amount	Amount	Amount	Amount	Amount
Commercial, financial and agricultural	$10,329	$8,687	$7,786	$7,808	$5,962
Real estate — construction	4,550	4,938	1,887	1,357	855
Real estate — mortgage	11,828	6,634	6,117	5,483	6,572
Consumer	905	1,270	1,672	1,553	1,330

Total	$27,612	$21,529	$17,462	$16,201	$14,719

     Percent of Total Loans:

	2009	2008	2007	2006	2005
Commercial, financial and agricultural	33.57%	31.01%	32.30%	31.32%	31.83%
Real estate — construction	5.13	10.09	12.84	11.30	8.76
Real estate — mortgage	49.71	43.34	40.98	43.09	44.14
Consumer, net of unearned income	11.59	15.56	13.88	14.29	15.27
     Certain loans classified for regulatory purposes as doubtful and substandard are included in Table 7. Also included in classified loans are certain other loans that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $5.9 million as of December 31, 2009.

          Interest-Bearing Deposits in Banks. Interest-bearing deposits in banks were $167.3 million, $3.7 million, and $1.9 million at December 31, 2009, 2008, and 2007, respectively. At December 31, 2009, interest-bearing deposits in banks included $108.6 million maintained at the Federal Reserve Bank of Dallas, $56.6 million invested in FDIC-insured certificates of deposit and $2.1 million on deposit with the Federal Home Loan Bank of Dallas. The average balance of interest-bearing deposits in banks was $58.2 million, $3.6 million and $3.9 million in 2009, 2008 and 2007, respectively. The average yield on interest-bearing deposits in banks was 0.59%, 3.14% and 5.12% in 2009, 2008 and 2007, respectively. The Company increased its investment in interest-bearing deposits in banks in 2009 primarily by moving funds to (i) FDIC insured certificate of deposits at unaffiliated banks and (ii) the Federal Reserve Bank of Dallas for better interest rates and less interest rate risk.
          Trading Securities. As of December 31, 2009, the Company did not hold trading securities. As of December 31, 2008, trading securities totaled $56.0 million and consisted of a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities were carried at estimated fair value with unrealized gains and losses included in earnings. The average balance on trading securities in 2009 and 2008 was $33.6 million and $37.6 million, respectively and the average yield in 2009 and 2008 was 0.45% and 1.99% respectively. The Company purchased trading securities in 2009 and 2008 to improve its yield and to diversify its Federal Funds sold portfolio.
          Available-for-Sale and Held-to-Maturity Securities. At December 31, 2009, securities with an amortized cost of $15.3 million were classified as securities held-to-maturity and securities with a fair value of $1.270 billion were classified as securities available-for-sale. As compared to December 31, 2008, the available-for-sale portfolio at December 31, 2009, reflected (1) a decrease of $58.0 million in obligations of U.S. government sponsored-enterprises and agencies; (2) an increase of $75.6 million in obligations of states and political subdivisions; (3) a $4.9 million increase in corporate bonds; and (4) a $9.6 million increase in mortgage-backed securities. As compared to December 31, 2007, the available for sale portfolio at December 31, 2008 reflected (1) a decrease of $11.7 million in obligations of U.S. government sponsored-enterprises and agencies; (2) an increase of $89.3 million in obligations of states and political subdivisions; (3) an increase of $22.8 million in corporate bonds; and (4) an increase of $24.3 million in mortgage-backed securities. Securities-available-for-sale included fair value adjustments of $55.9 million, $25.7 million and $10.5 million at December 31, 2009, 2008, and 2007, respectively. We did not hold any collateralized mortgage obligations or structured notes as of December 31, 2009 that we consider to be high risk. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
     See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2009 and 2008.
     Table 10 — Composition of Available-for-Sale and Held-to-Maturity Securities (dollars in thousands):

	At December 31,
	2009		2008		2007
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Held-to-Maturity:
Obligations of states and political subdivisions	$14,652	$15,038	$22,574	$23,156	$25,042	$25,860
Mortgage-backed securities	621	636	919	917	1,373	1,389
Other securities	—	—	—	—	4	4

	$15,273	$15,674	$23,493	$24,073	$26,419	$27,253

	At December 31,
	2009		2008		2007
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Available-for-Sale:
Obligations of U.S. government sponsored-enterprises and agencies	$260,018	$272,068	$315,981	$330,046	$314,894	$318,381
Obligations of states and political subdivisions	437,550	455,632	380,009	379,997	286,293	290,714
Corporate bonds	68,508	73,317	66,550	68,448	45,345	45,683
Mortgage-backed securities	442,823	463,518	444,352	453,924	427,504	429,596
Other securities	5,350	5,569	6,328	6,507	17,588	17,700

	$1,214,249	$1,270,104	$1,213,220	$1,238,922	$1,091,624	$1,102,074

     Table 11 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at December 31, 2009 (in thousands, except percentages):

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-Maturity:
Obligations of states and political subdivisions	$7,519	7.46%	$6,778	7.06%	$135	6.01%	$220	6.62%	$14,652	7.25%
Mortgage-backed securities	32	5.96	427	4.17	162	3.93	—	—	621	4.20

Total	$7,551	7.45%	$7,205	6.89%	$297	4.88%	$220	6.62%	$15,273	7.13%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale:
Obligations of U.S. government sponsored-enterprises and agencies	$76,568	3.60%	$195,500	3.97%	$—	—%	$—	—%	$272,068	3.86%
Obligations of states and political subdivisions	16,689	6.17	142,389	5.70	258,762	6.21	37,792	6.27	455,632	6.05
Corporate bonds and other securities	22,673	3.92	49,636	5.42	6,577	7.08	—	—	78,886	5.13
Mortgage-backed securities	29,433	5.06	383,832	4.72	50,221	4.94	32	4.20	463,518	4.76

Total	$145,363	4.24%	$771,357	4.75%	$315.560	6.03%	$37,824	6.27%	$1,270,104	5.06%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Total Available-for-Sale and Held-to-Maturity Securities:
Obligations of U.S. government sponsored-enterprises and agencies	$76,568	3.60%	$195,500	3.97%	$—	—%	$—	—%	$272,068	3.86%
Obligations of states and political subdivisions	24,208	6.57%	149,167	5.76	258,897	6.21	38,012	6.27	470,284	6.09
Corporate bonds and other securities	22,673	3.92	49,636	5.42	6,577	7.08	—	—	78,886	5.13
Mortgage-backed securities	29,465	5.06	384,259	4.72	50,383	4.94	32	4.20	464,139	4.76

Total	$152,914	4.40%	$778,562	4.77%	$315,857	6.02%	$38,044	6.27%	$1,285,377	5.08%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

     Table 12 — Disclosure of Available-for-Sale and Held-to-Maturity Securities with Continuous Unrealized Loss
          The following tables disclose, as of December 31, 2009 and 2008, our available-for-sale and held-to- maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$21,703	$428	$2,798	$139	$24,501	$567
Mortgage-backed securities	27,619	300	82	1	27,701	301

Total	$49,322	$728	$2,880	$140	$52,202	$868

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$155,518	$5,288	$658	$24	$156,176	$5,312
Mortgage-backed securities	4,016	9	15,749	76	19,765	85
Corporate and other securities	19,701	377	—	—	19,701	377

Total	$179,235	$5,674	$16,407	$100	$195,642	$5,774

     The number of investment positions in this unrealized loss position totaled 74 at December 31, 2009. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. The unrealized losses noted are interest rate related due to the level of short-term and intermediate interest rates at December 31, 2009. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
     The portfolio had an overall tax equivalent yield of 5.08% at December 31, 2009. At December 31, 2009, the investment portfolio had a weighted average life of 3.94 years and modified duration of 3.42 years.
          Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $2.685 billion as of December 31, 2009, as compared to $2.583 billion as of December 31, 2008 and $2.546 billion as of December 31, 2007. Table 13 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more:

     Table 13 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing deposits	$758,112	—	$741,418	—	$649,642	—
Interest-bearing deposits
Interest-bearing checking	604,731	0.33%	591,959	0.91%	571,523	1.84%
Savings and money market accounts	443,509	0.43	434,294	0.83	361,778	1.48
Time deposits under $100,000	360,364	1.69	401,335	3.11	431,955	4.34
Time deposits of $100,000 or more	346,671	1.86	347,570	3.35	370,971	4.68

Total interest-bearing deposits	1,755,275	0.94%	1,775,158	1.87%	1,736,227	2.99%

Total average deposits	$2,513,387		$2,516,576		$2,385,869

As of December 31,
2009
Three months or less	$132,968
Over three through six months	118,117
Over six through twelve months	102,989
Over twelve months	21,799

Total time deposits of $100,000 or more	$375,873

          Short-Term Borrowings. Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $146.1 million, $235.6 million and $166.3 million at December 31, 2009, 2008, and 2007, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds. The average balance of federal funds purchased and securities sold under repurchase agreements was $183.2 million, $178.7 million and $161.6 million in 2009, 2008 and 2007 respectively. The average rate paid on federal funds purchased and securities sold under repurchase agreements was 0.44%, 1.20% and 4.07% in 2009, 2008 and 2007, respectively. The weighted average rate on federal funds purchased and securities sold under repurchase agreements was 0.40%, 0.41% and 2.87% at December 31, 2009, 2008 and 2007, respectively. The highest amount of federal funds purchased and securities sold under repurchase agreements at any month end during 2009, 2008 and 2007 was $244 million, $236 million and $196 million, respectively.
Capital Resources
     We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
     Total shareholders’ equity was $415.7 million, or 12.7% of total assets, at December 31, 2009, as compared to $368.8 million, or 11.5% of total assets, at December 31, 2008. During 2009, total shareholders’ equity averaged $394.8 million, or 12.6% of average assets, as compared to $348.3 million, or 11.4% of average assets, during 2008.
     Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of December 31, 2009, our total risk-based and leverage capital ratios were 18.99% and 10.69%, respectively, as compared to total risk-based and leverage capital ratios of 17.04% and 9.68% as of December 31, 2008. We believe by all measurements our capital ratios remain well above regulatory minimums.

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
     As of December 31, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.74% and 1.98%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 50 basis points would result in a negative variance in a net interest income of 0.33% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 50 basis points as of December 31, 2009 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
     Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.
Liquidity
     Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 14 and 15. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $146.1 million at December 31, 2009, and an unfunded $25.0 million line of credit established with a nonaffiliated bank which matures on June 30, 2011. First Financial Bank, N. A., Abilene also has federal funds purchased lines of credit with two non-affiliated banks totaling $60.0 million.

     On December 30, 2009, the Company renewed its loan agreement, effective December 31, 2009, with The Frost National Bank. Under the loan agreement, as renewed and amended, the Company is permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2011, interest is paid quarterly at Wall Street Journal Prime and the line of credit matures June 30, 2011. If a balance exists at June 30, 2011, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at the election of the Company at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Management believes the Company was in compliance with the financial covenants at December 31, 2009. There was no outstanding balance under the line of credit as of December 31, 2009 or 2008.
     Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.
     In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash at our parent company, which totaled $45.7 million at December 31, 2009, available dividends from subsidiary banks which totaled $40.6 million at December 31, 2009, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.
     Table 14 — Contractual Obligations as of December 31, 2009 (in thousands):

	Payment Due by Period
		Less than 1			Over 5
	Total Amounts	year	2 – 3 years	4 – 5 years	years
Deposits with stated maturity dates	$726,324	$668,755	$51,235	$6,179	$155
Operating Leases	1,462	596	760	106	—
Outsourcing Service Contracts	1,039	1,039	—	—	—

Total Contractual Obligations	$728,825	$670,390	$51,995	$6,285	$155

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
     Table 15 — Commitments as of December 31, 2009 (in thousands):

	Total Notional
	Amounts	Less than 1			Over 5
	Committed	year	2 – 3 years	4 – 5 years	years
Unfunded lines of credit	$287,184	$278,234	$2,907	$1,053	$4,990
Unfunded commitments to extend credit	46,671	27,808	549	1,235	17,079
Standby letters of credit	13,790	10,892	2,264	634	—

Total Commercial Commitments	$347,645	$316,934	$5,720	$2,922	$22,069

     We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.
     Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At December 31, 2009, approximately $40.6 million was available for the payment of intercompany dividends by the subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $37.8 million in 2009 and $39.7 million in 2008.
     Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement to dividend no greater than 55% of net income, as defined. The cash dividend payout ratios have amounted to 52.6%, 52.4% and 52.9% of net earnings, respectively, in 2009, 2008 and 2007. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.
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
Quarterly Results of Operations (in thousands, except per share and common stock data):
     The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2009 and 2008. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2009
	4th	3rd	2nd	1st
Summary Income Statement Information:
Interest income	$36,417	$36,598	$36,468	$36,962
Interest expense	3,872	4,015	4,347	5,038

Net interest income	32,545	32,583	32,121	31,924
Provision for loan losses	4,365	3,706	1,588	1,761

Net interest income after provision for loan losses	28,180	28,877	30,533	30,163
Noninterest income	11,855	11,982	11,622	11,287
Net gain on securities transactions	206	897	498	249
Noninterest expense	23,675	23,018	24,358	22,947

Earnings before income taxes	16,566	18,738	18,295	18,752
Income tax expense	4,025	4,752	4,729	5,048

Net earnings	$12,541	$13,986	$13,566	$13,704

Per Share Data:
Net earnings per share, basic	$0.60	$0.67	$0.65	$0.66
Net earnings per share, assuming dilution	0.60	0.67	0.65	0.66
Cash dividends declared	0.34	0.34	0.34	0.34
Book value at period-end	19.96	19.96	18.68	18.34

Common stock sales price:
High	$55.94	$54.50	$51.62	$55.70
Low	47.86	47.95	46.51	36.49
Close	54.23	49.46	50.36	48.17

	2008
	4th	3rd	2nd	1st
Summary Income Statement Information:
Interest income	$39,239	$39,218	$38,951	$41,746
Interest expense	6,593	7,819	8,931	11,917

Net interest income	32,646	31,399	30,020	29,829
Provision for loan losses	3,683	1,765	1,441	1,068

Net interest income after provision for loan losses	28,963	29,634	28,579	28,761
Noninterest income	11,049	12,145	13,289	11,919
Net gain on securities transactions	346	146	166	393
Noninterest expense	22,532	23,385	23,009	22,661

Earnings before income taxes	17,826	18,540	19,025	18,412
Income tax expense	4,787	5,179	5,423	5,250

Net earnings	$13,039	$13,361	$13,602	$13,162

Per Share Data:
Net earnings per share, basic	$0.63	$0.64	$0.65	$0.63
Net earnings per share, assuming dilution	0.62	0.64	0.65	0.63
Cash dividends declared	0.34	0.34	0.34	0.32
Book value at period-end	17.73	16.85	16.54	16.93

Common stock sales price:
High	$56.32	$67.00	$47.12	$42.16
Low	41.30	43.01	40.43	35.49
Close	55.21	51.88	45.81	40.98
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
     As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
     A control system, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14 (c) and Rule 15d-14 (c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of December 31, 2009.

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
First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.
First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 19, 2010, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
First Financial Bankshares, Inc.
We have audited First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Financial Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Financial Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of First Financial Bankshares, Inc. and our report dated February 19, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 19, 2010
ITEM 9B. OTHER INFORMATION
          None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2009.

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in
	Warrants and Rights	Warrants and Rights	Far Left Column)
Equity compensation plans approved by security holders	294,619	$39.32	491,683
Equity compensation plans not approved by security holders	—	—	—

Total	294,619	$39.32	491,683

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements -

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Earnings for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

FIRST FINANCIAL BANKSHARES, INC.
Date: February 19, 2010	By:	/s/ F. SCOTT DUESER
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

Name	Title	Date

/s/ F. SCOTT DUESER F. Scott Dueser	Chairman of the Board, Director, President, and Chief Executive Officer (Principal Executive Officer)	February 19, 2010

/s/ J. BRUCE HILDEBRAND J. Bruce Hildebrand	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2010

/s/ TUCKER S. BRIDWELL Tucker S. Bridwell	Director	February 19, 2010

/s/ JOSEPH E. CANON Joseph E. Canon	Director	February 19, 2010

/s/ MAC A. COALSON Mac A. Coalson	Director	February 19, 2010

/s/ DAVID COPELAND David Copeland	Director	February 19, 2010

Name	Title	Date

/s/ MURRAY EDWARDS Murray Edwards	Director	February 19, 2010

/s/ RONALD GIDDIENS Ronald Giddiens	Director	February 19, 2010

/s/ DERRELL E. JOHNSON Derrell E. Johnson	Director	February 19, 2010

/s/ KADE L. MATTHEWS Kade L. Matthews	Director	February 19, 2010

/s/ KENNETH T. MURPHY Kenneth T. Murphy	Director	February 19, 2010

/s/ DIAN GRAVES STAI Dian Graves Stai	Director	February 19, 2010

/s/ JOHNNY TROTTER Johnny Trotter	Director	February 19, 2010

Exhibits Index
The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant.

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Deferred Compensation Agreement, dated October 28, 1992, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.2	—	Revised Deferred Compensation Agreement, dated December 28, 1995, between the Registrant and Kenneth T. Murphy (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.3	—	Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 3, 2006).

10.4	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998).

10.5	—	2002 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Schedule 14a Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders).

10.6	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed December 31, 2004).

10.7	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).

10.8	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed December 31, 2006).

10.9	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed December 31, 2007).

10.10	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q filed July 25, 2008).

10.11	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 22, 2008).

10.12	—	Sixth Amendment to Loan Agreement, dated June 16, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10-7 of the Registrant’s Form 8-K filed June 30, 2009).

10.13	—	Seventh Amendment to Loan Agreement, dated December 30, 2009, between First financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K filed December 30, 2009).

*21.1	—	Subsidiaries of the Registrant.

*23.1	—	Consent of Ernst & Young LLP.

24.1	—	Power of Attorney (included on signature page of this Form 10-K).

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
First Financial Bankshares, Inc.
We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U. S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 19, 2010

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in thousands, except per share amounts)

	2009	2008
ASSETS

CASH AND DUE FROM BANKS	$139,915	$137,570

FEDERAL FUNDS SOLD	14,290	27,660

INTEREST-BEARING DEPOSITS IN BANKS	167,336	3,658

Total cash and cash equivalents	321,541	168,888

TRADING SECURITIES, at fair value	—	55,991

SECURITIES HELD-TO-MATURITY (fair value of $15,674 in 2009 and $24,073 in 2008)	15,273	23,493

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,270,104	1,238,922

LOANS:
Held for investment	1,510,046	1,511,421
Held for sale	4,323	54,722

	1,514,369	1,566,143
Less— allowance for loan losses	(27,612)	(21,529)

Net loans	1,486,757	1,544,614

BANK PREMISES AND EQUIPMENT, net	64,363	65,675

INTANGIBLE ASSETS	63,152	64,003

OTHER ASSETS	58,266	50,799

Total assets	$3,279,456	$3,212,385

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$836,323	$797,077

INTEREST-BEARING DEPOSITS	1,848,434	1,785,676

Total deposits	2,684,757	2,582,753

DIVIDENDS PAYABLE	7,081	7,071

SHORT-TERM BORROWINGS	146,094	235,598

OTHER LIABILITIES	25,822	18,181

Total liabilities	2,863,754	2,843,603

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value; authorized 40,000,000 shares; 20,826,431 and 20,799,198 issued at December 31, 2009 and 2008, respectively	208	208
Capital surplus	269,294	268,087
Retained earnings	115,123	89,637
Treasury stock (shares at cost: 162,836 and 158,811 at December 31, 2009 and 2008, respectively)	(3,833)	(3,500)
Deferred Compensation	3,833	3,500
Accumulated other comprehensive earnings	31,077	10,850

Total shareholders’ equity	415,702	368,782

Total liabilities and shareholders’ equity	$3,279,456	$3,212,385

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

	2009	2008	2007
INTEREST INCOME:
Interest and fees on loans	$90,932	$104,887	$114,334
Interest on investment securities:
Taxable	36,964	37,539	38,880
Exempt from federal income tax	17,983	14,191	12,393
Interest on trading securities	151	747	—
Interest on federal funds sold and interest-bearing deposits in banks	415	1,790	3,762

Total interest income	146,445	159,154	169,369

INTEREST EXPENSE:
Interest on deposits	16,474	33,110	51,980
Other	800	2,149	6,577

Total interest expense	17,274	35,259	58,557

Net interest income	129,171	123,895	110,812

PROVISION FOR LOAN LOSSES	11,419	7,957	2,331

Net interest income after provision for loan losses	117,752	115,938	108,481

NONINTEREST INCOME:
Trust fees	9,083	9,441	8,747
Service charges on deposit accounts	21,956	22,597	22,920
ATM and credit card fees	9,546	8,904	7,521
Real estate mortgage operations	2,909	2,536	3,347
Net gain on securities transactions	1,851	1,052	150
Net gain on sale of student loans	983	1,675	1,913
Net gain (loss) on sale of other real estate	(548)	5	108
Other	2,818	3,243	3,567

Total noninterest income	48,598	49,453	48,273

NONINTEREST EXPENSE:
Salaries and employee benefits	49,486	49,285	46,944
Net occupancy expense	6,293	6,735	5,893
Equipment expense	7,743	7,547	7,220
Printing, stationery and supplies	1,892	1,891	2,004
Correspondent bank service charges	1,032	1,169	1,153
FDIC insurance premiums	4,893	652	278
ATM expense	2,782	3,921	3,335
Professional and service fees	2,543	2,285	1,980
Amortization of intangible assets	851	1,204	1,494
Other expenses	16,485	16,898	16,526

Total noninterest expense	94,000	91,587	86,827

EARNINGS BEFORE INCOME TAXES	72,350	73,804	69,927

INCOME TAX EXPENSE	18,553	20,640	20,437

NET EARNINGS	$53,797	$53,164	$49,490

NET EARNINGS PER SHARE, BASIC	$2.58	$2.56	$2.38

NET EARNINGS PER SHARE, ASSUMING DILUTION	$2.58	$2.55	$2.38

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
NET EARNINGS	$53,797	$53,164	$49,490

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	32,006	16,323	16,042

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(1,851)	(1,052)	(150)

Minimum liability pension adjustment, before income tax	963	(4,452)	125

Total other items of comprehensive earnings	31,118	10,819	16,017

Income tax benefit (expense) related to:
Investment securities	(10,554)	(5,345)	(5,562)
Minimum liability pension adjustment	(337)	1,558	(44)

	(10,891)	(3,787)	(5,606)

COMPREHENSIVE EARNINGS	$74,024	$60,196	$59,901

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

								Accumulated
								Other
								Comprehensive	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Earnings	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Losses)	Equity
BALANCE, December 31, 2006	20,739,127	$207	$266,272	$41,004	(153,187)	$(2,912)	$2,912	$(6,582)	$300,901
Net earnings	—	—	—	49,490	—	—	—	—	49,490
Stock issuances	27,721	1	526	—	—	—	—	—	527
Cash dividends declared, $1.26 per share	—	—	—	(26,160)	—	—	—	—	(26,160)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	81	81
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	10,319	10,319
Additional tax benefit related to directors’ deferred compensation plan	—	—	118	—	—	—	—	—	118
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(2,228)	(258)	258	—	—
Stock option expense	—	—	220	—	—	—	—	—	220

BALANCE, December 31, 2007	20,766,848	$208	$267,136	$64,334	(155,415)	$(3,170)	$3,170	$3,818	$335,496
Net earnings	—	—	—	53,164	—	—	—	—	53,164
Stock issuances	32,350	—	608	—	—	—	—	—	608
Cash dividends declared, $1.34 per share	—	—	—	(27,861)	—	—	—	—	(27,861)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(2,894)	(2,894)
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	9,926	9,926
Additional tax benefit related to directors’ deferred compensation plan	—	—	117	—	—	—	—	—	117
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(3,396)	(330)	330	—	—
Stock option expense	—	—	226	—	—	—	—	—	226

BALANCE, December 31, 2008	20,799,198	$208	$268,087	$89,637	(158,811)	$(3,500)	$3,500	$10,850	$368,782
Net earnings	—	—	—	53,797	—	—	—	—	53,797
Stock issuances	27,233	—	682	—	—	—	—	—	682
Cash dividends declared, $1.36 per share	—	—	—	(28,311)	—	—	—	—	(28,311)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	626	626
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	19,601	19,601
Additional tax benefit related to directors’ deferred compensation plan	—	—	211	—	—	—	—	—	211
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(4,025)	(333)	333	—	—
Stock option expense	—	—	314	—	—	—	—	—	314

BALANCE, December 31, 2009	20,826,431	$208	$269,294	$115,123	(162,836)	$(3,833)	$3,833	$31,077	$415,702

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$53,797	$53,164	$49,490
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,746	8,014	7,818
Provision for loan losses	11,419	7,957	2,331
Securities premium amortization (discount accretion), net	1,636	715	(636)
Gain on sale of assets, net	(2,275)	(2,789)	(2,103)
Deferred federal income tax expense (benefit)	(221)	(123)	464
Trading security activity, net	55,991	(55,991)	—
Loans originated for resale	(176,025)	(186,071)	(190,038)
Proceeds from sale of loans held for resale	226,469	168,775	193,555
Change in other assets	(6,597)	(565)	(1,629)
Change in other liabilities	(425)	(3,581)	(4,461)

Total adjustments	117,718	(63,659)	5,301

Net cash provided by (used in) operating activities	171,515	(10,495)	54,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	50,063	89,439	38,531
Maturities	182,214	199,925	881,289
Purchases	(233,876)	(421,585)	(898,748)
Activity in held-to-maturity securities:
Maturities	8,227	2,924	1,570
Purchases	—	—	(1,000)
Net increase in loans	(8,344)	(25,689)	(159,438)
Purchases of bank premises and equipment and computer software	(6,481)	(11,778)	(8,331)
Proceeds from sale of other assets	4,455	2,083	2,568

Net cash used in investing activities	(3,742)	(164,681)	(143,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	39,246	57,896	53,845
Net increase (decrease) in interest-bearing deposits	62,758	(21,226)	108,214
Net increase (decrease) in short-term borrowings	(89,504)	69,332	23,022
Common stock transactions:
Proceeds of stock issuances	682	608	527
Dividends paid	(28,302)	(27,434)	(24,928)

Net cash provided by (used in) financing activities	(15,120)	79,176	160,680

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	152,653	(96,000)	71,912

CASH AND CASH EQUIVALENTS, beginning of year	168,888	264,888	192,976

CASH AND CASH EQUIVALENTS, end of year	$321,541	$168,888	$264,888

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Nature of Operations
First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns (through its wholly-owned Delaware subsidiary) all of the capital stock of ten banks located in Texas as of December 31, 2009. Those subsidiary banks are First Financial Bank, National Association, Abilene; First Financial Bank, Hereford; First Financial Bank, National Association, Sweetwater; First Financial Bank, National Association, Eastland; First Financial Bank, National Association, Cleburne; First Financial Bank, National Association, Stephenville; First Financial Bank, National Association, San Angelo; First Financial Bank, National Association, Weatherford; First Financial Bank, National Association, Southlake and First Financial Bank, National Association, Mineral Wells. Each subsidiary bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company also owns First Financial Investments of Delaware, Inc., First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., First Financial Investments, Inc. and First Technology Services, Inc., an information technology subsidiary.
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
The Company evaluated subsequent events for potential recognition and/or disclosure through February 19, 2010, the date the consolidated financial statements were issued.
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of investment securities, valuation of foreclosed real estate, deferred income tax assets, and the fair value of financial instruments.
Consolidation
The accompanying consolidated financial statements include the accounts of Bankshares and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to 2007 and 2008 financial statements to conform to the 2009 presentation.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
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
Fair value of these securities are determined based on methodologies in accordance with current authoritative accounting guidance. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and yield curves. Fair values for our investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.
When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an other than temporary impairment condition exists. Available-for-sale and held- to-maturity securities are analyzed quarterly for possible other than temporary impairment. The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity and (ii) whether it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.
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
The allowance is an amount management believes will be adequate to absorb estimated inherent losses on existing loans that are deemed uncollectible based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) general reserve determined in accordance with current authoritative accounting guidance that consider historical loss rates; and (iii) a qualitative reserve determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Our methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including unemployment, changes in lending staff, policies and

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio. Accrual of interest is discontinued on a loan and payments applied to principal when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally all loans past due greater than 90 days, based on contractual terms, are placed on non-accrual.
The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2009 and 2008, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
The Company originates (1) mortgage loans primarily for sale in the secondary market and (2) student loans for sale to the Department of Education or another financial institution. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value. The mortgage loans sales contracts contain indemnification clauses should the loans default, generally in the first sixty to ninety days. The Company has never incurred a loss as a result of these indemnities. The student loans are guaranteed by an agency of the U. S. Government. During 2009, the Company suspended its student loan origination activities as a result of changes mandated by the Department of Education that significantly reduced the profitability of the student loan program. There was no outstanding balances of student loans at December 31, 2009.
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
Business Combinations, Goodwill and Other Intangible Assets
The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value on the purchase date. Intangible assets with finite useful lives continue to be amortized and goodwill and intangible assets with indefinite lives are not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the years ended December 31, 2009, 2008 and 2007.
Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits and are being amortized over seven years, utilizing a method that approximates the expected attrition of the deposits.
The carrying amount of goodwill and other intangible assets arising from acquisitions that qualify as an asset purchase for federal income tax purposes amounting to approximately $39,755,000 at both December 31, 2009 and 2008, is deductible for federal income tax purposes.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
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
Segment Reporting
The Company has determined that its banking subsidiaries meet the aggregation criteria of the current authoritative accounting guidance since each of its community banks offers similar products and services, operates in a similar manner, has similar customers and reports to the same regulatory authority, and therefore operates one line of business (community banking) located in a single geographic area (Texas).
Statements of Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, including interest bearing deposits in banks, and federal funds sold.
Accumulated Other Comprehensive Income (Loss)
Unrealized gains on the Company’s available-for-sale securities (after applicable income tax expense) totaling $36,308,000 and $16,706,000 at December 31, 2009 and 2008, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $5,231,000 and $5,856,000 at December 31, 2009 and 2008, respectively, are included in accumulated other comprehensive income.
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
Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Current authoritative accounting guidance became effective January 1, 2006 and requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The Company recorded stock option expense totaling $314,000, $226,000 and $220,000 for the years ended December 31, 2009, 2008 and 2007, respectively, using the modified prospective method for transition to the new rules whereby grants after the implementation date, as well as unvested awards granted prior to the implementation date, are measured and accounted for under current authoritative accounting guidance.
Advertising Costs
Advertising costs are expensed as incurred.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
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

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the year ended December 31, 2009
Net earnings per share, basic	$53,797	20,813,590	$2.58
Effect of stock options	—	23,867	—

Net earnings per share, assuming dilution	$53,797	20,837,457	$2.58

For the year ended December 31, 2008:
Net earnings per share, basic	$53,164	20,787,243	$2.56
Effect of stock options	—	54,120	(0.01)

Net earnings per share, assuming dilution	$53,164	20,841,363	$2.55

For the year ended December 31, 2007:
Net earnings per share, basic	$49,490	20,757,868	$2.38
Effect of stock options	—	42,242	—

Net earnings per share, assuming dilution	$49,490	20,800,110	$2.38

Recently Issued Authoritative Accounting Guidance
In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the source of authoritative U. S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification became effective in 2009 and did not have a significant impact on the Company’s financial statements.
In December 2008, the FASB issued authoritative guidance related to an employer’s disclosure about plan assets of defined benefit pension or other post-retirement benefit plans. Under this new guidance, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The new disclosures became effective for the Company’s financial statements for the year ended December 31, 2009.
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
December 31, 2009, 2008 and 2007
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
2. CASH AND SECURITIES:
As of December 31, 2009, the Company did not hold trading securities. Trading securities totaled $56.0 million at December 31, 2008. The trading securities portfolio was a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities were carried at estimated fair value with unrealized gains and losses included in earnings. The Company began investing in trading securities in 2008 to improve its yield on daily funds and to lower its exposure on Federal funds. However, due to significantly lower interest rates, the Company deployed these funds in other assets.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
The amortized cost, estimated fair values, and gross unrealized gains and losses of the Company’s held-to-maturity and available-for-sale securities as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:

Obligations of state and political subdivisions	$14,652	$392	$(6)	$15,038

Mortgage-backed securities	621	16	(1)	636

Total debt securities held-to-maturity	$15,273	$408	$(7)	$15,674

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$260,018	$12,050	$—	$272,068

Obligations of state and political subdivisions	437,550	18,643	(561)	455,632

Corporate bonds and other	73,858	5,028	—	78,886

Mortgage-backed securities	442,823	20,995	(300)	463,518

Total securities available-for-sale	$1,214,249	$56,716	$(861)	$1,270,104

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:

Obligations of state and political subdivisions	$22,574	$645	$(63)	$23,156

Other Mortgage-backed securities	919	10	(12)	917

Total debt securities held-to-maturity	$23,493	$655	$(75)	$24,073

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$315,981	$14,065	$—	$330,046

Obligations of state and political subdivisions	380,009	5,238	(5,250)	379,997

Corporate bonds and other	72,878	2,454	(377)	74,955

Mortgage-backed securities	444,352	9,644	(72)	453,924

Total securities available-for-sale	$1,213,220	$31,401	$(5,699)	$1,238,922

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2009 and 2008, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2009 and 2008, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
The amortized cost and estimated fair value of debt securities at December 31, 2009, by contractual and expected maturity, are shown below (in thousands):

	Held-to-Maturity		Available-for-Sale
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$7,519	$7,598	$113,807	$115,930
Due after one year through five years	6,778	7,091	368,315	387,525
Due after five years through ten years	135	132	252,115	265,339
Due after ten years	220	217	37,189	37,792
Mortgage-backed securities	621	636	442,823	463,518

Total	$15,273	$15,674	$1,214,249	$1,270,104

The following table discloses, as of December 31, 2009 and 2008 the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Loss	Value	Loss	Value	Loss
Obligations of state and political subdivisions	$21,703	$428	$2,798	$139	$24,501	$567
Mortgage-backed securities	27,619	300	82	1	27,701	301

Total	$49,322	$728	$2,880	$140	$52,202	$868

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Loss	Value	Loss	Value	Loss
Obligations of state and political subdivisions	$155,518	$5,288	$658	$24	$156,176	$5,312
Mortgage-backed securities	4,016	9	15,749	76	19,765	85
Corporate bonds	19,701	377	—	—	19,701	377

Total	$179,235	$5,674	$16,407	$100	$195,642	$5,774

The number of investment positions in this unrealized loss position totaled 74 at December 31, 2009. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2009. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
Securities, carried at approximately $723,593,000 and $730,328,000 at December 31, 2009 and 2008, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.
During 2009, 2008, and 2007, sales of investment securities that were classified as available-for-sale totaled approximately $50,063,000, $89,439,000, and $38,531,000 respectively. Gross realized gains from 2009 and 2008 securities sales were approximately $1,851,000 and $1,052,000, respectively. There were no losses on securities sales in 2009 or 2008. Gross realized gains and losses for 2007 sales were approximately $243,000 and $93,000, respectively. The specific identification method was used to determine cost in computing the realized gains and losses.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
Certain subsidiary banks may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2009 and 2008, the subsidiary banks met reserve balance requirements with respect to vault cash and were not required to maintain reserve balances with the Federal Reserve Bank.
3. LOANS AND ALLOWANCE FOR LOAN LOSSES:
Major classifications of loans are as follows (in thousands):

	December 31,
	2009	2008
Commercial, financial and agricultural	$508,431	$485,707

Real estate — construction	77,711	158,000

Real estate — mortgage	752,735	678,788

Consumer	175,492	243,648

Total loans	$1,514,369	$1,566,143

Included in real estate — mortgage loans above are loans held for sale of $4.3 million at December 31, 2009 in which the carrying amounts approximate market. Included in real estate-mortgage and consumer loans above are $2.9 million and $51.8 million, respectively, in loans held for sale at December 31, 2008 in which the carrying amounts approximate market.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

December 31, 2009		December 31, 2008
Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance
$18,540	$3,340	$9,893	$2,040

The average recorded investment in impaired loans for the years ended December 31, 2009, 2008, and 2007 was approximately $11,239,000, $6,541,000, and $3,359,000 respectively. The Company had approximately $22,088,000, $12,531,000 and $4,731,000 in nonaccrual, past due 90 days still accruing and restructured loans and foreclosed assets at December 31, 2009, 2008 and 2007, respectively. No additional funds are committed to be advanced in connection with impaired loans.
Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $691,000, $409,000 and $100,000 during the years ended December 31, 2009, 2008, and 2007, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2009, 2008, and 2007, respectively, such income would have approximated $1,417,000, $624,000 and $358,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
The allowance for loan losses as of December 31, 2009 and 2008, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:

	2009	2008
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$3,340	$2,040
Remaining portfolio	24,272	19,489

Total allowance for loan losses	$27,612	$21,529

Changes in the allowance for loan losses are summarized as follows (in thousands):

	December 31,
	2009	2008	2007
Balance at beginning of year	$21,529	$17,462	$16,201
Add:
Provision for loan losses	11,419	7,957	2,331
Loan recoveries	874	825	728

Deduct:
Loan charge-offs	(6,210)	(4,715)	(1,798)

Balance at end of year	$27,612	$21,529	$17,462

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2009 (determined as of each respective year-end) follows (in thousands):

	Beginning	Additional		Ending
	Balance	Loans	Payments	Balance
Year ended December 31, 2009	$29,918	$30,973	$31,111	$29,780
In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.
Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2009, approximately $262,592,000 in loans held by these subsidiaries were subject to blanket liens as security for letters of credit issued under these lines of credit.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
4. BANK PREMISES AND EQUIPMENT:
The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2009	2008
Land	—	$16,611	$14,932

Buildings	20 to 40 years	64,535	66,158

Furniture and equipment	3 to 10 years	37,373	38,477

Leasehold improvements	Lesser of lease term or 5 to 15 years	4,010	4,033

		122,529	123,600

Less- accumulated depreciation and amortization		(58,166)	(57,925)

		$64,363	$65,675

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 amounted to $6,029,000, $6,080,000, and $5,789,000, respectively and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.
The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,647,000, $1,686,000 and $1,663,000, for the years ended December 31, 2009, 2008, and 2007, respectively.
5. DEPOSITS
Time deposits of $100,000 or more totaled approximately $375,873,000 and $333,706,000 at December 31, 2009 and 2008, respectively. Interest expense on these deposits was approximately $6,455,000, $11,643,000, and $17,363,000 during 2009, 2008, and 2007, respectively.
At December 31, 2009, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2010	$668,755
2011	42,769
2012	8,466
2013	3,024
2014	3,155
Thereafter	155

$726,324

Deposits received from related parties at December 31, 2009 totaled $75,299,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
6. LINE OF CREDIT
On December 30, 2009, the Company renewed its loan agreement, effective December 31, 2009, with The Frost National Bank. Under the loan agreement, as renewed and amended, the Company is permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2011, interest is paid quarterly at Wall Street Journal Prime and the line of credit matures June 30, 2011. If a balance exists at June 30, 2011, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at the election of the Company at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Management believes the Company was in compliance with the financial covenants at December 31, 2009. There was no outstanding balance under the line of credit as of December 31, 2009 or 2008.
7. INCOME TAXES:
The Company files a consolidated federal income tax return. Income tax expense is comprised of the following:

	Year Ended December 31,
	2009	2008	2007
Current federal income tax	$18,689	$20,465	$19,682
Current state income tax	85	298	291
Deferred federal income tax expense (benefit)	(221)	(123)	464

Income tax expense	$18,553	$20,640	$20,437

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(9.5)	(7.6)	(6.6)
Effect of state income tax	0.1	0.4	0.4
ESOP tax credit	(0.4)	(0.3)	(0.4)
Other	0.4	0.5	0.8

Effective income tax rate	25.6%	28.0%	29.2%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$9,934	$7,606
Minimum liability in defined benefit plan	2,817	3,154
Recognized for financial reporting purposes but not for tax purposes:
Deferred compensation	1,462	1,446
Write-downs and adjustments to other real estate owned and repossessed assets	201	20
Other deferred tax assets	218	305

Total deferred tax assets	14,632	12,531

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	2,137	1,549
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	5,687	4,839
Recognized for financial reporting purposes but not for tax purposes:
Accretion on investment securities	1,715	1,247
Pension plan contributions	1,086	854
Net unrealized gain on investment securities Available-for-sale	19,550	8,996
Other deferred tax liabilities	410	329

Total deferred tax liabilities	30,585	17,814

Net deferred tax asset (liability)	$(15,953)	$(5,283)

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
8. FAIR VALUE DISCLOSURES:
The accounting authoritative guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
The accounting authoritative guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the accounting authoritative guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 investments consist primarily of obligations of U. S. government sponsored enterprises and agencies, obligations of state and municipal subdivisions, corporate bonds and mortgage backed securities.
•	Level 3 Inputs — Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.
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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
Securities classified as available for sale and trading are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the United States Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other items.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Available for sale investment securities:
Obligations of U. S. government sponsored-enterprises and agencies	$—	$272,068	$—	$272,068
Obligations of state and political subdivisions	2,855	452,777	—	455,632
Corporate bonds	—	73,317	—	73,317
Mortgage-backed securities	7,458	456,060	—	463,518
Other securities	5,569	—	—	5,569

	$15,882	$1,254,222	$—	$1,270,104

Trading investment securities	$—	$—	$—	$—
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2009:
Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 input based on the discounting of the collateral. At December 31, 2009, impaired loans with a carrying value of $18.5 million were reduced by specific valuation allowance totaling $3.3 million resulting in a net fair value of $15.2 million, based on Level 3 inputs.
Loans Held for Sale — Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At December 31, 2009, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill and other intangible assets and other non-financial long-lived assets. Such amounts were not significant to the Company at December 31, 2009.
The Company is required under current authoritative accounting guidance to disclose the estimated fair value of their financial instrument assets and liabilities including those subject to the requirements discussed above. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments as defined. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.
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
December 31, 2009, 2008 and 2007
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
The estimated fair values and carrying values of all financial instruments under current authoritative accounting guidance at December 31, 2009 and 2008, were as follows (in thousands):

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and due from banks	$139,915	$139,915	$137,570	$137,570

Federal funds sold	14,290	14,290	27,660	27,660

Interest-bearing deposits in banks	167,336	167,336	3,658	3,658

Trading securities	—	—	55,991	55,991

Held to maturity securities	15,273	15,674	23,493	24,073

Available for sale securities	1,270,104	1,270,104	1,238,922	1,238,922

Loans	1,514,369	1,509,918	1,566,143	1,594,515

Accrued interest receivable	19,855	19,855	21,102	21,102

Deposits with stated maturities	726,324	728,850	710,020	715,204

Deposits with no stated maturities	1,958,433	1,958,433	1,872,733	1,872,733

Short-term borrowings	146,094	146,094	235,598	235,598

Accrued interest payable	1,508	1,508	2,281	2,281

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
9. COMMITMENTS AND CONTINGENCIES:
The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and the resolution of these matters will have no material adverse effects upon the results of operations or financial condition of the Company.
The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2009, future minimum lease commitments were: 2010 — $596,000; 2011 — $475,000; 2012 - $285,000; 2013 — $92,000; 2014 — $14,000 and thereafter — $0.
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

Contract or
Notional Amount at
December 31, 2009
Financial instruments whose contract amounts represent credit risk (in thousands):
Unfunded lines of credit	$287,184
Unfunded commitments to extend credit	46,671
Standby letters of credit	13,790

$347,645

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
The Company has no other significant off-balance sheet arrangements or transactions that would expose the Company to liability that is not reflected on the face of the financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
11. CONCENTRATION OF CREDIT RISK:
The Company grants commercial, retail, agriculture and residential real estate loans to customers primarily in North Central and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ ability to honor their commitments is dependent upon this local economic sector. In addition, the Company holds mortgage related securities which are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
12. PENSION AND PROFIT SHARING PLANS:
The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we did not expect contributions or pension expense to be significant in future years. However, as a result of the Pension Protection Act of 2006, the Company will be required to contribute amounts in future years to fund any shortfalls. The Company evaluated the provisions of the Act as well as Internal Revenue Service’s funding standards to develop a preliminary plan for funding in future years. The Company made a contribution totaling $1.4 million and $800,000 in 2009 and 2008, respectively, and is continuing to evaluate future funding amounts.
Using an actuarial measurement date of December 31, 2009 and September 30, 2008, respectively, benefit obligation activity and fair value of plan assets for the years ended December 31, 2009 and 2008, and a statement of the funded status as of December 31, 2009 and 2008, are as follows (in thousands):

	2009	2008
Reconciliation of benefit obligations:
Benefit obligation at January 1	$18,420	$19,612
Interest cost on projected benefit obligation	1,169	1,389
Actuarial loss (gain)	1,969	(1,349)
Benefits paid	(887)	(1,232)

Benefit obligation at December 31	20,671	18,420

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	11,850	16,829
Actual return on plan assets	3,363	(4,547)
Employer contributions	1,400	800
Benefits paid	(887)	(1,232)

Fair value of plan assets at December 31	15,726	11,850

Funded status	$(4,945)	$(6,570)

Reconciliation of funded status to accrued pension liability:
Funded status at December 31	$(4,945)	$(6,570)
Unrecognized loss from past experience different than that assumed and effects of changes in assumptions	8,371	9,333
Additional minimum liability recorded	(8,371)	(9,333)

Accrued pension liability	$(4,945)	$(6,570)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
Current authoritative accounting guidance requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its balance sheet. The funded status is measured as the difference between plan assets at fair value and the benefit obligation. An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. Current authoritative accounting guidance also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses.
Net periodic pension cost for the years ended December 31, 2009, 2008, and 2007, included (in thousands):

	Year Ended December 31,
	2009	2008	2007
Service cost — benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,169	1,389	1,111
Expected return on plan assets	(915)	(1,503)	(999)
Amortization of unrecognized net loss	484	248	198

Net periodic pension cost	$738	$134	$310

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2009	2008	2007
Weighted average discount rate	5.75%	6.50%	5.85%

Rate of increase in future compensation levels	—	—	—

Expected long-term rate of return on assets	7.25%	7.25%	6.50%
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
The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2009 and 2008 is as follows:

	December 31, 2009	December 31, 2008	Targeted
	Allocation	Allocation	Allocation
Equity securities	77%	66%	75%
Debt securities	21%	32%	25%
Cash and equivalents	2%	2%	—
The range and weighted average final maturities of debt securities held in the pension plan as of December 31, 2009 are one to 11 years and approximately 5.8 years, respectively. Assets held in the pension are considered either Level 1 totaling $13.74 million consisting of the publicly traded common stocks and publically traded mutual funds or Level 2 totaling $2.15 million consisting of agency and corporate debt securities. There were no Level 3 securities. See footnote number 8 for a discussion of the fair value hierarchy.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
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
An estimate of the undiscounted projected future payments to eligible participants for the next five years and the following five years in the aggregate is as follows (in thousands):

Year Ending December 31,
2010	$1,040
2011	1,180
2012	1,262
2013	1,353
2014	1,423
2015 to 2019	8,158
As of December 31, 2009 and 2008, the pension plan’s assets included Company common stock valued at approximately $1,114,000 and $1,134,000, respectively.
The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute a percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $2,360,000, $3,406,000, and $3,219,000 in 2009, 2008 and 2007, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2009 and 2008, the profit sharing plan’s assets included Company common stock valued at approximately $29,167,000 and $29,578,000, respectively.
In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2009, 2008 and 2007 was $1,178,000, $1,133,000 and $1,127,000, respectively, and is included in salaries and employee benefits in the statements of earnings.
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
13. DIVIDENDS FROM SUBSIDIARIES:
At December 31, 2009, approximately $40.6 million was available for the declaration of dividends by the Company’s subsidiary banks without the prior approval of regulatory agencies.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes as of December 31, 2009 and 2008, that Company and each of its subsidiaries meet all capital adequacy requirements to which they are subject.
As of December 31, 2009 and 2008, the most recent notification from each respective subsidiary’s primary regulator categorized each of the Company’s subsidiaries as well-capitalized. To be categorized as well-capitalized, the subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.
There are no conditions or events since that notification that management believes have changed the institutions’ categories. Bankshares’ and its significant subsidiaries’ actual capital amounts and ratios are presented in the table below (in thousands):

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

							To Be Well
							Capitalized Under
			For Capital				Prompt Corrective
	Actual		Adequacy Purposes:				Action Provisions:
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2009:
Total Capital (to Risk-Weighted Assets):
Consolidated	$351,211	19%	≥$	148,041	≥	8%		N/A
First Financial Bank — Abilene	$88,177	15%	≥$	46,855	≥	8%	≥$	58,569	≥	10%
First Financial Bank — San Angelo	$36,446	19%	≥$	15,041	≥	8%	≥$	18,801	≥	10%
First Financial Bank — Weatherford	$29,054	16%	≥$	14,213	≥	8%	≥$	17,776	≥	10%
First Financial Bank — Stephenville	$30,341	15%	≥$	16,396	≥	8%	≥$	20,496	≥	10%
First Financial Bank — Southlake	$28,262	16%	≥$	13,553	≥	8%	≥$	16,942	≥	10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$327,925	18%	≥$	74,020	≥	4%		N/A
First Financial Bank — Abilene	$81,738	14%	≥$	23,428	≥	4%	≥$	35,141	≥	6%
First Financial Bank — San Angelo	$34,342	18%	≥$	7,520	≥	4%	≥$	11,281	≥	6%
First Financial Bank — Weatherford	$26,826	15%	≥$	7,106	≥	4%	≥$	10,659	≥	6%
First Financial Bank — Stephenville	$27,763	14%	≥$	8,198	≥	4%	≥$	12,297	≥	6%
First Financial Bank — Southlake	$26,119	15%	≥$	6,777	≥	4%	≥$	10,165	≥	6%

Tier1 Capital (to Average Assets):
Consolidated	$327,925	11%	≥$	92,008	≥	3%		N/A
First Financial Bank — Abilene	$81,738	8%	≥$	31,165	≥	3%	≥$	51,942	≥	5%
First Financial Bank — San Angelo	$34,342	10%	≥$	9,952	≥	3%	≥$	16,587	≥	5%
First Financial Bank — Weatherford	$26,826	8%	≥$	9,990	≥	3%	≥$	16,650	≥	5%
First Financial Bank — Stephenville	$27,763	9%	≥$	9,525	≥	3%	≥$	15,876	≥	5%
First Financial Bank — Southlake	$26,199	11%	≥$	7,387	≥	3%	≥$	12,312	≥	5%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

							To Be Well
							Capitalized Under
			For Capital				Prompt Corrective
	Actual		Adequacy Purposes:				Action Provisions:
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):
Consolidated	$321,024	17%	≥$	150,747	≥	8%		N/A
First Financial Bank — Abilene	$78,509	13%	≥$	48,079	≥	8%	≥$	60,098	≥	10%
First Financial Bank — San Angelo	$36,167	21%	≥$	13,957	≥	8%	≥$	17,447	≥	10%
First Financial Bank — Weatherford	$26,954	14%	≥$	15,594	≥	8%	≥$	19,493	≥	10%
First Financial Bank — Stephenville	$28,948	14%	≥$	17,075	≥	8%	≥$	21,344	≥	10%
First Financial Bank — Southlake	$26,962	15%	≥$	14,386	≥	8%	≥$	17,983	≥	10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$299,415	16%	≥$	75,373	≥	4%		N/A
First Financial Bank — Abilene	$72,654	12%	≥$	24,039	≥	4%	≥$	36,059	≥	6%
First Financial Bank — San Angelo	$34,390	20%	≥$	6,979	≥	4%	≥$	10,468	≥	6%
First Financial Bank — Weatherford	$24,917	13%	≥$	7,797	≥	4%	≥$	11,696	≥	6%
First Financial Bank — Stephenville	$26,477	12%	≥$	8,538	≥	4%	≥$	12,806	≥	6%
First Financial Bank — Southlake	$24,700	14%	≥$	7,193	≥	4%	≥$	10,790	≥	6%

Tier1 Capital (to Average Assets):
Consolidated	$299,415	10%	≥$	92,818	≥	3%		N/A
First Financial Bank — Abilene	$72,654	7%	≥$	31,276	≥	3%	≥$	52,126	≥	5%
First Financial Bank — San Angelo	$34,390	11%	≥$	9,518	≥	3%	≥$	15,863	≥	5%
First Financial Bank — Weatherford	$24,917	8%	≥$	10,123	≥	3%	≥$	16,872	≥	5%
First Financial Bank — Stephenville	$26,477	9%	≥$	9,604	≥	3%	≥$	16,006	≥	5%
First Financial Bank — Southlake	$24,700	7%	≥$	7,965	≥	3%	≥$	13,275	≥	5%
In connection with our Trust Company’s application to obtain our trust charter, we are required to maintain tangible net assets of $2.0 million at all times. As of December 31, 2009, our Trust Company had tangible net assets totaling $3.6 million.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
15. STOCK OPTION PLAN:
The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2009, the Company had allocated 786,302 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. Shares are issued under the stock option plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2009 is presented in the table and narrative below:

			Weighted-
			Average
			Remaining
		Weighted-Average	Contractual	Aggregate Intrinsic
	Shares	Ex. Price	Term (Years)	Value ($000)
Outstanding, beginning of year	226,264	$32.65
Granted	101,600	50.33
Exercised	(27,233)	25.02
Cancelled	(6,012)	39.26

Outstanding, end of year	294,619	39.32	6.75	$4,394

Exercisable at end of year	91,608	$28.25	4.22	$2,379

The options outstanding at December 31, 2009, had exercise prices ranging between $12.48 and $50.33. Stock options have been adjusted retroactively for the effects of stock dividends and splits.
The following table summarizes information concerning outstanding and vested stock options as of December 31, 2009:

		Remaining
	Number	Contracted
Exercise Price	Outstanding	Life (Years)	Number Vested
$12.48	7,499	0.2	7,499
18.30	667	2.1	667
23.10	37,576	3.3	37,576
33.08	67,207	5.1	37,476
40.98	80,970	7.1	17,930
50.33	100,700	9.4	3,300

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
The fair value of the options granted in 2009 and 2007, was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.24% and 4.26%; expected dividend yield of 2.66% and 3.39%; expected life of 5.79 and 5.61 years; and expected volatility of 41.6% and 18.4%.
The weighted-average grant-date fair value of options granted during the year ended December 31, 2009 and 2007 was $16.99 and $7.31. There were no grants during 2008. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $1,351,000, $1,394,000 and $1,126,000 respectively.
As of December 31, 2009, there was $1,549,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $371,000, $175,000 and $181,000 respectively.
The aggregate intrinsic value of vested stock options at December 31, 2009 totaled $2,550,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
16. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY:
Condensed Balance Sheets-December 31, 2009 and 2008

	2009	2008
ASSETS

Cash in subsidiary bank	$8,002	$13,932
Cash in unaffiliated banks	5	5
Interest-bearing deposits in unaffiliated bank	4,080	—
Interest-bearing deposits in subsidiary banks	33,598	21,645

Total cash and cash equivalents	45,685	35,582

Securities available-for-sale, at fair value	10,687	10,259
Investment in and advances to subsidiaries, at equity	366,576	329,357
Intangible assets	723	723
Other assets	628	880

Total assets	$424,299	$376,801

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	$8,597	$8,019
Shareholders’ equity:
Common stock	208	208
Capital surplus	269,294	268,087
Retained earnings	115,123	89,637
Accumulated other comprehensive earnings	31,077	10,850

Total shareholders’ equity	415,702	368,782

Total liabilities and shareholders’ equity	$424,299	$376,801

Condensed Statements of Earnings-
For the Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Income:
Cash dividends from subsidiaries	$37,750	$39,675	$42,275
Excess of earnings over dividends of subsidiary banks	17,362	14,762	8,220
Other income	1,812	1,590	1,737

	56,924	56,027	52,232

Expenses:
Salaries and employee benefits	2,492	2,094	1,937
Other operating expenses	1,896	1,851	1,690

	4,388	3,945	3,627

Earnings before income taxes	52,536	52,082	48,605

Income tax benefit	1,261	1,082	885

Net earnings	$53,797	$53,164	$49,490

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
Condensed Statements of Cash Flows-
For the Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Cash flows from operating activities:
Net earnings	$53,797	$53,164	$49,490
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary banks	(17,362)	(14,762)	(8,220)
Depreciation and amortization, net	114	25	40
Decrease (increase) in other assets	203	(238)	(183)
Increase (decrease) in liabilities	640	(283)	(515)

Net cash provided by operating activities	37,392	37,906	40,612

Cash flows from investing activities:
Purchase of available for sale securities	—	(10,151)	—
Purchases of bank premises and equipment	(14)	(47)	(12)
Repayment from (of advances related to) investment in and advances to subsidiaries	345	(1,922)	500

Net cash provided by (used in) investing activities	331	(12,120)	488

Cash flows from financing activities:
Proceeds of stock issuances	682	608	527
Cash dividends paid	(28,302)	(27,434)	(24,928)

Net cash used in financing activities	(27,620)	(26,826)	(24,401)

Net increase (decrease) in cash and cash equivalents	10,103	(1,040)	16,699

Cash and cash equivalents, beginning of year	35,582	36,622	19,923

Cash and cash equivalents, end of year	$45,685	$35,582	$36,622

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
17. CASH FLOW INFORMATION:
Supplemental information on cash flows and noncash transactions is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Supplemental cash flow information:
Interest paid	$18,046	$37,632	$58,270
Federal income taxes paid	18,690	20,027	20,537

Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	5,321	2,648	3,412
Loans to finance the sale of other real estate	—	—	970
Investment securities purchased but not settled	—	778	4,161