Form 10-Q
period 2010-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2010-05-04
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2010
Common Stock, $0.01 par value per share	20,847,889

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at March 31, 2010 and 2009 and December 31, 2009, and the consolidated statements of earnings, comprehensive earnings, changes in shareholders’ equity and cash flows for the three months ended March 31, 2010 and 2009, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2010	2009	2009
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$95,234	$112,207	$139,915
FEDERAL FUNDS SOLD	—	46,575	14,290
INTEREST-BEARING DEPOSITS IN BANKS	192,848	2,636	167,336

Total cash and cash equivalents	288,082	161,418	321,541

TRADING SECURITIES, at fair value	—	93,195	—

SECURITIES HELD-TO-MATURITY (fair value of $11,831, $20,626 and $15,674 at March 31, 2010 and 2009 and December 31, 2009, respectively)	11,478	20,086	15,273

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,396,230	1,217,185	1,270,104

LOANS
Held for investment	1,496,444	1,465,310	1,510,046
Held for sale	2,557	14,242	4,323

	1,499,001	1,479,552	1,514,369
Less: Allowance for loan losses	(28,750)	(22,652)	(27,612)

Net loans	1,470,251	1,456,900	1,486,757

BANK PREMISES AND EQUIPMENT, net	65,652	64,888	64,363
INTANGIBLE ASSETS	62,993	63,781	63,152
OTHER ASSETS	58,269	43,909	58,266

Total assets	$3,352,955	$3,121,362	$3,279,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$804,556	$769,393	$836,323
INTEREST-BEARING DEPOSITS	1,885,558	1,752,322	1,848,434

Total deposits	2,690,114	2,521,715	2,684,757

DIVIDENDS PAYABLE	7,087	7,074	7,081
SHORT-TERM BORROWINGS	189,095	166,347	146,094
OTHER LIABILITIES	42,838	44,687	25,822

Total liabilities	2,929,134	2,739,823	2,863,754

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock — $0.01 par value, authorized 40,000,000 shares; 20,845,424, 20,804,668, and 20,826,431 shares issued at March 31, 2010 and 2009 and December 31, 2009, respectively	208	208	208
Capital surplus	269,880	268,271	269,294
Retained earnings	121,754	96,267	115,123
Treasury stock (shares at cost: 164,162, 159,236, and 162,836 at March 31, 2010 and 2009, and December 31, 2009, respectively)	(3,946)	(3,580)	(3,833)
Deferred compensation	3,946	3,580	3,833
Accumulated other comprehensive earnings	31,979	16,793	31,077

Total shareholders’ equity	423,821	381,539	415,702

Total liabilities and shareholders’ equity	$3,352,955	$3,121,362	$3,279,456

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
INTEREST INCOME:
Interest and fees on loans	$22,374	$23,054
Interest on investment securities:
Taxable	8,966	9,655
Exempt from federal income tax	4,633	4,128
Interest on trading securities	—	83
Interest on federal funds sold and interest-bearing deposits in banks	372	42

Total interest income	36,345	36,962

INTEREST EXPENSE:
Interest on deposits	3,535	4,777
Other	164	261

Total interest expense	3,699	5,038

Net interest income	32,646	31,924
PROVISION FOR LOAN LOSSES	2,010	1,761

Net interest income after provision for loan losses	30,636	30,163

NONINTEREST INCOME:
Trust fees	2,526	2,117
Service charges on deposit accounts	4,858	5,141
ATM and credit card fees	2,511	2,209
Real estate mortgage operations	560	588
Net gain on securities transactions	1	249
Net gain on sale of student loans	—	616
Net gain (loss) on sale of foreclosed assets	11	(159)
Other	643	775

Total noninterest income	11,110	11,536

NONINTEREST EXPENSE:
Salaries and employee benefits	12,657	11,992
Net occupancy expense	1,578	1,620
Equipment expense	1,838	1,940
Printing, stationery and supplies	429	433
FDIC insurance premiums	988	951
Correspondent bank service charges	191	312
ATM and interchange expense	774	801
Professional and service fees	693	746
Amortization of intangible assets	159	222
Other expenses	4,031	3,930

Total noninterest expense	23,338	22,947

EARNINGS BEFORE INCOME TAXES	18,408	18,752
INCOME TAX EXPENSE	4,691	5,048

NET EARNINGS	$13,717	$13,704

EARNINGS PER SHARE, BASIC	$0.66	$0.66

EARNINGS PER SHARE, ASSUMING DILUTION	$0.66	$0.66

DIVIDENDS PER SHARE	$0.34	$0.34

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
NET EARNINGS	$13,717	$13,704

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	1,388	9,393

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(1)	(249)

Total other items of comprehensive earnings	1,387	9,144

Income tax expense	(485)	(3,201)

COMPREHENSIVE EARNINGS	$14,619	$19,647

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2008	20,799,198	$208	$268,087	$89,637	(158,811)	$(3,500)	$3,500	$10,850	$368,782

Net earnings (unaudited)	—	—	—	13,704	—	—	—	—	13,704

Stock issuances (unaudited)	5,470	—	103	—	—	—	—	—	103

Cash dividends declared, $0.34 per share (unaudited)	—	—	—	(7,074)	—	—	—	—	(7,074)

Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	5,943	5,943

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	15	—	—	—	—	—	15

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(425)	(80)	80	—	—

Stock option expense (unaudited)	—	—	66	—	—	—	—	—	66

Balances at March 31, 2009 (unaudited)	20,804,668	208	$268,271	$96,267	(159,236)	$(3,580)	$3,580	$16,793	$381,539

Balances at December 31, 2009	20,826,431	$208	$269,294	$115,123	(162,836)	$(3,833)	$3,833	$31,077	$415,702

Net earnings (unaudited)	—	—	—	13,717	—	—	—	—	13,717

Stock issuances (unaudited)	18,993	—	476	—	—	—	—	—	476

Cash dividends declared, $0.34 per share (unaudited)	—	—	—	(7,086)	—	—	—	—	(7,086)

Change in unrealized gain in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	902	902

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	15	—	—	—	—	—	15

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,326)	(113)	113	—	—

Stock option expense (unaudited)	—	—	95	—	—	—	—	—	95

Balances at March 31, 2010 (unaudited)	20,845,424	$208	$269,880	$121,754	(164,162)	$(3,946)	$3,946	$31,979	$423,821

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,717	$13,704
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,777	1,956
Provision for loan losses	2,010	1,761
Securities premium amortization (discount accretion), net	914	256
Gain on sale of assets, net	(4)	(714)
Deferred federal income tax expense (benefit)	—	(2)
Trading security activity, net	—	(37,204)
Loans originated for resale	(20,985)	(65,914)
Proceeds from sales of loans held for resale	22,752	106,933
Change in other assets	958	8,580
Change in other liabilities	3,518	7,381

Total adjustments	10,940	23,033

Net cash provided by operating activities	24,657	36,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	3,219	5,309
Maturities	44,864	75,068
Purchases	(160,617)	(33,499)
Activity in held-to-maturity securities — maturities	3,795	3,408
Net decrease in loans	11,633	43,410
Purchases of bank premises and equipment and computer software	(2,985)	(804)
Proceeds from sale of other assets	221	159

Net cash provided by (used in) investing activities	(99,870)	93,051

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(31,767)	(27,684)
Net increase (decrease) in interest-bearing deposits	37,124	(33,354)
Net increase (decrease) in short-term borrowings	43,000	(69,251)
Common stock transactions:
Proceeds from stock issuances	476	103
Dividends paid	(7,080)	(7,072)

Net cash provided by (used in) financing activities	41,753	(137,258)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,460)	(7,470)

CASH AND CASH EQUIVALENTS, beginning of period	321,541	168,888

CASH AND CASH EQUIVALENTS, end of period	$288,081	$161,418

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$3,758	$5,494
Federal income tax paid	—	—
Transfer of loans to foreclosed assets	1,096	2,141
Investment securities purchased but not settled	13,126	16,787
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
Through our subsidiary banks, we conduct a full-service commercial banking business. Our service centers are located primarily in North Central and West Texas. Considering the branches and locations of all our bank subsidiaries, as of March 31, 2010, we had 50 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, Glen Rose, Odessa and Fort Worth. Our trust subsidiary has six locations in Abilene, San Angelo, Stephenville, Sweetwater, Fort Worth and Odessa, all in Texas.
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the year ending December 31, 2010, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted under SEC rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.
Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with these evaluations.
Note 2 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months ended March 31, 2010 and 2009, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2010 and 2009, were 20,834,972 and 20,801,681 shares respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2010 and 2009, were 20,867,778 and 20,847,967, respectively.
Note 3 — Securities
A summary of available-for-sale and held-to-maturity securities is as follows (in thousands):

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$10,893	$339	$(1)	$11,231
Mortgage-backed securities	585	15	—	600

Total debt securities held-to-maturity	$11,478	$354	$(1)	$11,831

Securities available-for-sale:
U. S. Treasury Securities and obligations of U.S. government sponsored-enterprises and agencies	$355,585	$10,429	$(174)	$365,840
Obligations of state and political subdivisions	450,045	20,592	(354)	470,283
Corporate bonds and other	59,883	4,871	—	64,754
Mortgage-backed securities	473,474	21,930	(51)	495,353

Total securities available-for-sale	$1,338,987	$57,822	$(579)	$1,396,230

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$14,652	$392	$(6)	$15,038
Mortgage-backed securities	621	16	(1)	636

Total debt securities held-to-maturity	$15,273	$408	$(7)	$15,674

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$260,018	$12,050	$—	$272,068
Obligations of state and political subdivisions	437,550	18,643	(561)	455,632
Corporate bonds and other	73,858	5,028	—	78,886
Mortgage-backed securities	442,823	20,995	(300)	463,518

Total securities available-for-sale	$1,214,249	$56,716	$(861)	$1,270,104

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2010, were computed by using scheduled amortization of balances and historical prepayment rates. At March 31, 2010 and 2009, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.
The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual and expected maturity, are shown below (in thousands):

	Held-to-Maturity		Available-for-Sale
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$6,657	$6,758	$128,303	$130,930
Due after one year through five years	4,076	4,314	450,682	468,696
Due after five years through ten years	70	70	254,703	268,866
Due after ten years	90	89	31,825	32,385
Mortgage-backed securities	585	600	473,474	495,353

Total	$11,478	$11,831	$1,338,987	$1,396,230

During the three months ended March 31, 2010 and 2009, sales of investment securities that were classified as available-for-sale totaled $3.2 million and $5.3 million, respectively. Gross realized gains from 2010 and 2009 securities sales totaled $1 thousand and $249 thousand, respectively. There were no losses realized on securities sales during these periods. The specific identification method was used to determine cost on computing the realized gains.
The following tables disclose, as of March 31, 2010 and December 31, 2009, our available-for-sale and held-to- maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
March 31, 2010	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$60,087	$174	$—	$—	$60,087	$174
Obligations of state and political subdivisions	12,413	195	4,268	160	16,681	355
Mortgage-backed securities	26,965	50	39	1	27,004	51

Total	$99,465	$419	$4,307	$161	$103,772	$580

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$21,703	$428	$2,798	$139	$24,501	$567
Mortgage-backed securities	27,619	300	82	1	27,701	301

Total	$49,322	$728	$2,880	$140	$52,202	$868

The number of investment positions in this unrealized loss position totaled 66 at March 31, 2010. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell our securities prior to recovery and/or maturity and (2) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2010. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
As of March 31, 2009, trading securities totaled $93.2 million. No amounts were held in trading securities at March 31, 2010. The trading securities portfolio is a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities are carried at estimated fair value with unrealized gains and losses included in earnings. The Company invested in trading securities in 2008 to improve its yield on daily funds and to lower its exposure on Federal funds. However, due to significantly lower interest rates, the Company has deployed these funds into our investment portfolio and into certificates of deposit at unaffiliated banks.
Note 4 — Loans And Allowance for Loan Losses
Major classifications of loans are as follows (dollars in thousands):

	March 31,		December 31,
	2010	2009	2009
Commercial, financial and agricultural	$457,377	$460,318	$508,431
Real estate — construction	89,051	152,100	77,711
Real estate — mortgage	782,725	673,625	752,735
Consumer	169,848	193,509	175,492

Total Loans	$1,499,001	$1,479,552	$1,514,369

Included in real estate-mortgage above are $2.6 million and $4.3 million, respectively, in loans held for sale at March 31, 2010 and December 31, 2009 in which the carrying amounts approximate fair value. Included in real estate-mortgage and consumer loans above are $4.5 million and $9.9 million, respectively, in loans held for sale at March 31, 2009, in which the carrying amounts approximate fair value.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (dollars in thousands):

March 31, 2010		March 31, 2009		December 31, 2009
Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance	Investment	Allowance
$16,874	$3,407	$9,606	$2,241	$18,450	$3,340

The allowance for loan losses as of March 31, 2010 and 2009 and December 31, 2009, is presented below. The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	March 31,		December 31,
	2010	2009	2009
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$3,407	$2,241	$3,340
Remaining portfolio	25,343	20,411	24,272

Total allowance for loan losses	$28,750	$22,652	$27,612

Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Balance at beginning of period	$27,612	$21,529

Add:
Provision for loan losses	2,010	1,761
Loan recoveries	187	255

Deduct:
Loan charge-offs	(1,059)	(893)

Balance at end of period	$28,750	$22,652

Nonaccrual, loans still accruing and past due 90 days or more, restructured loans and foreclosed assets are as follows (in thousands, except percentages):

	March 31,		December 31,
	2010	2009	2009
Nonaccrual loans	$17,775	$9,606	$18,540
Loans still accruing and past due 90 days or more	290	94	15
Restructured loans	—	—	—
Foreclosed assets	4,444	4,415	3,533

Total	$22,509	$14,115	$22,088

As a % of total loans and foreclosed assets	1.50%	0.95%	1.46%
As a % of total assets	0.67%	0.45%	0.67%
Note 5 — Income Taxes
Income tax expense was $4.7 million for the first quarter in 2010 as compared to $5.0 million for the same period in 2009. Our effective tax rates on pretax income were 25.5% and 26.9% for the first quarters of 2010 and 2009, respectively. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

The decreases in the effective tax rates for the three-month period ended March 31, 2010 over the same period in 2009 were largely the result of an increase in tax exempt income.
Note 6 — Stock Based Compensation
The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. No stock options have been granted in 2010. In May 2009, the Company granted incentive stock options to purchase 101,600 shares of Company common stock with an exercise price of $50.33 per share. The fair value of the options granted was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.24%; expected dividend yield of 2.66%; expected life of 5.79 years; and expected volatility of 41.64%.
The Company recorded stock option expense totaling approximately $95 thousand and $66 thousand, respectively, for the three-month periods ended March 31, 2010 and 2009.
The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.
Note 7 — Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a preliminary plan for funding in future years. The Company made a contribution totaling $1.0 million in March 2010 and $1.4 million in April 2009 and continues to evaluate future funding amounts.
Net periodic benefit costs totaling $100 thousand and $80 thousand were recorded, respectively, for the three months ended March 31, 2010 and 2009.

Note 8 — Recently Issued Authoritative Accounting Guidance
In June 2009, the FASB issued authoritative guidance to improve the information a reporting entity provides in its financial statements about transfers of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. The guidance eliminates the concept of a qualifying special-purpose entity and changes the guidance for evaluation for consolidation. This guidance became effective January 1, 2010 and did not have a significant impact on the Company’s financial position, results of operations or cash flows.
In 2010, the FASB issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by the new guidance became effective on January 1, 2010.
Note 9 — Fair Value Disclosures
The authoritative accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
The authoritative accounting guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the authoritative guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Available for sale investment securities:
U. S. Treasury securities and obligations of U. S. government sponsored-enterprises and agencies	$21,478	$344,362	$—	$365,840
Obligations of state and political subdivisions	13,767	456,516	—	470,283
Corporate bonds	—	59,151	—	59,151
Mortgage-backed securities	9,847	485,506	—	495,353
Other securities	5,603	—	—	5,603

	$50,695	$1,345,535	$—	$1,396,230

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2010:
Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 input based on the discounting of the collateral. At March 31, 2010, impaired loans with a carrying value of $16.9 million were reduced by specific valuation allowances totaling $3.4 million resulting in a net fair value of $13.5 million, based on Level 3 inputs.
Loans Held for Sale — Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At March 31, 2010, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Such amounts were not significant to the Company at March 31, 2010.
The Company is required under authoritative accounting guidance to disclose the estimated fair value of their financial instrument assets and liabilities including those subject to the requirements discussed above. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments, as defined. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.
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
The estimated fair values and carrying values of all financial instruments under current authoritative guidance at March 31, 2010, were as follows (in thousands):

	Carrying	Estimated
	Value	Fair Value
Cash and due from banks	$95,234	$95,234
Interest-bearing deposits in banks	192,848	192,848
Held to maturity securities	11,478	11,831
Available for sale securities	1,396,230	1,396,230
Loans	1,499,001	1,499,548
Accrued interest receivable	18,127	18,127
Deposits with stated maturities	768,725	770,972
Deposits with no stated maturities	1,921,389	1,921,389
Short term borrowings	189,095	189,095
Accrued interest payable	1,178	1,178

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
The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2009 Annual Report on Form 10-K.
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
Results of Operations
Performance Summary. Net earnings for the first quarter of 2010 were $13.7 million, virtually unchanged from the same period in 2009.
Basic earnings per share for the first quarter of 2010 were unchanged from the same quarter last year at $0.66. The return on average assets was 1.68% for the first quarter of 2010, as compared to 1.76% for the same quarter of 2009. The return on average equity was 13.30% for the first quarter of 2010 as compared to 14.59% for the same quarter of 2009.
Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent net interest income was $35.2 million for the first quarter of 2010, as compared to $34.2 million for the same period last year. The increase in 2010 compared to 2009 was largely attributable to (i) the decrease in the rate paid on interest-bearing liabilities in an amount greater than the decrease in rates earned on interest earning assets and (ii) an increase in the volume of earning assets. Average earning assets increased $139.9 million for the first quarter of 2010 over the same period in 2009. Average short-term investments and average tax exempt securities increased $187.4 million and $54.6 million, respectively, for the first quarter of 2010 over the first quarter of 2009, offsetting a decrease of $73.8 million in average loans. Average interest bearing liabilities increased $69.6 million for the first quarter of 2010, as compared to the same period in 2009. The yield on earning assets and rate paid on interest-bearing liabilities both decreased 29 basis points in the first quarter of 2010, primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.
Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended March 31, 2010
	Compared to Three Months Ended
	March 31, 2009
	Change Attributable to		Total
	Volume	Rate	Change
Short-term investments	$1,145	$(816)	$329
Taxable investment securities (1)	(306)	(466)	(772)
Tax-exempt investment securities (2)	843	(25)	818
Loans (2) (3)	(1,095)	458	(637)

Interest income	587	(849)	(262)

Interest-bearing deposits	343	(1,585)	(1,242)
Short-term borrowings	(65)	(33)	(98)

Interest expense	278	(1,618)	(1,340)

Net interest income	$309	$769	$1,078

(1)	Trading securities are included in taxable investment securities.

(2)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(3)	Nonaccrual loans are included in loans.
The net interest margin for the first quarter of 2010 was 4.69%, a decrease of seven basis points from the same period in 2009. The decrease is largely the result of the extended period of low short-term interest rates. The target Federal funds rate was reduced to a range of 0 to 25 basis points in December 2008. The low level of interest rates has reduced the yields on our short-term investments and investment securities as the proceeds from maturing investment securities have been invested at lower rates.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.
Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three months ended March 31,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Short-term investments (1)	$224,341	$372	0.67%	$36,897	$42	0.47%
Taxable investment securities (2)(3)	876,515	8,966	4.09	904,931	9,738	4.30
Tax-exempt investment securities (3)(4)	453,855	6,978	6.15	399,250	6,160	6.17
Loans (4)(5)	1,493,321	22,619	6.14	1,567,101	23,256	6.02

Total earning assets	3,048,032	38,935	5.18	2,908,179	39,196	5.47
Cash and due from banks	110,820			110,298
Bank premises and equipment, net	65,086			65,301
Other assets	48,440			38,068
Goodwill and other intangible assets, net	63,072			63,891
Allowance for loan losses	(28,420)			(22,071)

Total assets	$3,307,030			$3,163,666

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$1,894,085	$3,535	0.76%	$1,767,060	$4,777	1.10%
Short-term borrowings	173,763	164	0.38	231,224	261	0.46

Total interest-bearing liabilities	2,067,848	3,699	0.73	1,998,284	5,038	1.02

Noninterest-bearing deposits	787,850			752,463
Other liabilities	33,082			32,102

Total liabilities	2,888,780			2,782,849
Shareholders’ equity	418,250			380,817

Total liabilities and shareholders’ equity	$3,307,030			$3,163,666

Net interest income		$35,236			$34,158

Rate Analysis:
Interest income/earning assets			5.18%			5.47%
Interest expense/earning assets			0.49			0.71

Net yield on earning assets			4.69%			4.76%

(1)	Short-term investments are comprised of Federal funds sold and interest-bearing deposits in banks.

(2)	Trading securities are included in taxable investment securities.

(3)	Average balances include unrealized gains and losses on available-for-sale securities.

(4)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(5)	Nonaccrual loans are included in loans.
Noninterest Income. Noninterest income for the first quarter of 2010 was $11.1 million, a decrease of $426 thousand, or 3.7%, as compared to the same period in 2009. In the first quarter of 2009, we recorded a gain of $616 thousand on the sale of approximately $73.7 million in student loans, approximately 86% of our student loan portfolio. The Company suspended its student loan origination activities as a result of changes mandated by the Department of Education and Congress which moved the Student Loan program into direct lending with the government. At December 31, 2009, the Company held no student loans and had no student loan transactions in the first quarter of 2010. Noninterest income for the first quarter of 2009 also included a $249,000 net gain on securities transactions compared to only $1 thousand in the first quarter of 2010.

Partially offsetting these decreases were an increase in trust fees of $409 thousand and an increase of $302 thousand in ATM and credit card fees primarily as a result of increased use of debit cards. The increase in trust fees reflects the increase in the market values of the equity investments under management and higher oil and gas prices, plus an increase in assets under management over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.1 billion at March 31, 2010 as compared to $1.9 billion for the same date in 2009.
Table 3 — Noninterest Income (in thousands):

	Three Months Ended
	March 31,
		Increase
	2010	(Decrease)	2009
Trust fees	$2,526	$409	$2,117
Service charges on deposit accounts	4,858	(283)	5,141
Real estate mortgage operations	560	(28)	588
Gain on sale of student loans	—	(616)	616
ATM and credit card fees	2,511	302	2,209
Net gain on securities transactions	1	(248)	249
Net gain (loss) on sale of foreclosed assets	11	170	(159)

Other:
Check printing fees	67	(39)	106
Safe deposit rental fees	171	(1)	172
Exchange fees	22	2	20
Credit life and debt protection fees	35	(3)	38
Brokerage commissions	56	(1)	57
Interest on loan recoveries	37	(102)	139
Miscellaneous income	255	12	243

Total other	643	(132)	775

Total Noninterest Income	$11,110	$(426)	$11,536

Noninterest Expense. Total noninterest expense for the first quarter of 2010 was $23.3 million, an increase of $390 thousand, or 1.7%, as compared to the same period in 2009. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first quarter of 2010 was 50.36% compared to 50.22% for the same period in 2009.
Salaries and employee benefits for the first quarter of 2010 totaled $12.7 million, an increase of $665 thousand, or 5.5%, as compared to 2009. The increase was largely the result of an increase in employee medical insurance expense and profit sharing plan expense.

All other categories of noninterest expense for the first quarter of 2010 totaled $10.7 million, a decrease of $274 thousand, or 2.5%, as compared to the same period in 2009. Equipment expense decreased $102 thousand primarily as a result of a lower level of depreciation charges. Correspondent bank service charges decreased $121 thousand as a result of an increase in compensating balances maintained with upstream correspondent banks. Partially offsetting these decreases was an increase in advertising expense of $155 thousand. The increase in advertising expense reflected marketing efforts to capitalize on our being recognized in January 2010 as the best-performing bank in the nation in the $3 billion-plus publicly traded category by Bank Director Magazine.
Table 4 — Noninterest Expense (in thousands):

	Three Months Ended
	March 31,
		Increase
	2010	(Decrease)	2009
Salaries	$9,523	$13	$9,510
Medical	993	276	717
Profit sharing	740	245	495
Pension	100	20	80
401(k) match expense	323	21	302
Payroll taxes	883	61	822
Stock option expense	95	29	66

Total salaries and employee benefits	12,657	665	11,992

Net occupancy expense	1,578	(42)	1,620
Equipment expense	1,838	(102)	1,940
Intangible amortization	159	(63)	222
FDIC assessment fees	988	37	951
Printing, stationery and supplies	429	(4)	433
Correspondent bank service charges	191	(121)	312
ATM and interchange expense	774	(27)	801
Professional and service fees	693	(53)	746

Other:
Data processing fees	113	7	106
Postage	346	(37)	383
Advertising	402	155	247
Credit card fees	110	(10)	120
Telephone	335	2	333
Public relations and business development	298	14	284
Directors’ fees	207	13	194
Audit and accounting fees	317	(10)	327
Legal fees	147	6	141
Regulatory exam fees	211	(8)	219
Travel	128	26	102
Courier expense	134	(21)	155
Operational and other losses	149	6	143
Other real estate	98	(83)	181
Other miscellaneous expense	1,036	41	995

Total other	4,031	101	3,930

Total Noninterest Expense	$23,338	$391	$22,947

Income Taxes. Income tax expense was $4.7 million for the first quarter in 2010 as compared to $5.0 million for the same period in 2009. Our effective tax rates on pretax income were 25.5% and 26.9% for the first quarters of 2010 and 2009, respectively. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.
The decreases in the effective tax rates for the first quarter period ended March 31, 2010 over the same periods in 2009 were largely the result of an increase in tax exempt income.
Balance Sheet Review
Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of March 31, 2010, total loans were $1.50 billion, an increase of $19.4 million, as compared to March 31, 2009. As compared to March 31, 2009, commercial, financial and agricultural loans decreased $2.9 million, real estate construction loans decreased $63.0 million, real estate mortgage loans increased $109.1 million, and consumer loans decreased $23.7 million. Loans averaged $1.49 billion during the first quarter of 2010, a decrease of $73.8 million from the prior year average balances.
Table 5 — Composition of Loans (in thousands):

	March 31,		December 31,
	2010	2009	2009
Commercial, financial and agricultural	$457,377	$460,318	$508,431
Real estate — construction	89,051	152,100	77,711
Real estate — mortgage	782,725	673,625	752,735
Consumer	169,848	193,509	175,492

	$1,499,001	$1,479,552	$1,514,369

At March 31, 2010, our real estate loans represent approximately 58.1% of our loan portfolio and are comprised of (i) commercial real estate loans of 33.9%, generally owner occupied, (ii) 1-4 family residence loans of 34.2%, (iii) residential development and construction loans of 8.3%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 3.9% and (v) other loans of 19.7%.
Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which are comprised of nonperforming loans, loans still accruing and past due 90 days or more and foreclosed assets, were $22.5 million at March 31, 2010, as compared to $14.1 million at March 31, 2009. As a percent of loans and foreclosed assets, nonperforming assets were 1.50% at March 31,

2010, as compared to 0.95% at March 31, 2009. The increased level of nonperforming assets is a result of a slowing real estate market and national recession.
Table 6 — Nonaccrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	March 31,		December 31,
	2010	2009	2009
Nonaccrual loans	$17,775	$9,606	$18,540
Loans still accruing and past due 90 days or more	290	94	15
Restructured loans	—	—	—
Foreclosed assets	4,444	4,415	3,533

Total	$22,509	$14,115	$22,088

As a % of loans and foreclosed assets	1.50%	0.95%	1.46%
As a % of total assets	0.67%	0.45%	0.67%
The majority of our nonaccrual loans are in our bank subsidiaries closer to the Dallas-Fort Worth metroplex where we have experienced more credit deterioration in our loan portfolio. The major categories of nonaccrual loans at March 31, 2010 are (i) 1-4 family residences (47.0%), (ii) ranches (18.5%) and (iii) lots for development (19.6%).
We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest income amounts related to these non-accrual loans were not significant for the first quarter periods ended March 31, 2010 and 2009.
Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see “Critical Accounting Policies — Allowance for Loan Losses” earlier in this section. The provision for loan losses was $2.0 million for the first quarter of 2010, as compared to $1.8 million for the first quarter of 2009. The increase in the provision in 2010 was due to concern for the continuing national recession and a higher level of nonperforming assets. As a percent of average loans, net loan charge-offs were 0.24% for the first quarter of 2010 compared to 0.17% during the first quarter of 2009. The allowance for loan losses as a percent of loans was 1.92% as of March 31, 2010, as compared to 1.53% as of March 31, 2009. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.

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
Table 7 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$27,612	$21,529

Charge-offs:
Commercial, financial and agricultural	93	315
Real Estate	680	192
Consumer	286	386

Total charge-offs	1,059	893

Recoveries:
Commercial, financial and agricultural	39	76
Real Estate	46	16
Consumer	102	163

Total recoveries	187	255

Net charge-offs	872	638

Provision for loan losses	2,010	1,761

Balance at March 31	$28,750	$22,652

Loans at period end	1,499,001	1,479,552
Average loans	1,493,321	1,567,101

Net charge-offs/average loans (annualized)	0.24%	0.17%
Allowance for loan losses/period-end loans	1.92	1.53
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	159.1	233.5
The ratio of our allowance to nonaccrual, past due 90 days still accruing and restructured loans has trended downward since 2007, as the economic conditions began to worsen. Although the ratio declined substantially in 2010 and 2009 from prior years when net charge-offs and nonperforming asset levels were historically low, management believes the allowance for loan losses is adequate at March 31, 2010 in spite of these trends.

Interest-Bearing Deposits in Banks. As of March 31, 2010, our interest-bearing deposits were $192.8 million compared with $2.6 million and $167.3 million as of March 31, 2009 and December 31, 2009, respectively. At March 31, 2010, interest-bearing deposits in banks included $80.0 million invested in FDIC-insured certificates of deposit, $66.6 million invested in money market accounts at a nonaffiliated regional bank, and $44.9 million maintained at the Federal Reserve Bank of Dallas. The increase in our interest-bearing deposits in banks was the result of several factors; including relatively flat loan demand, cash flows from maturing investment securities and a growth in deposits.
Trading Securities. As of March 31, 2009, trading securities totaled $93.2 million. No amounts were held in trading securities at March 31, 2010. The trading securities portfolio is a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities are carried at estimated fair value with unrealized gains and losses included in earnings. The Company invested in trading securities in 2009 to improve its yield on daily funds and to lower its exposure on Federal funds. However, due to significantly lower interest rates, the Company has deployed these funds into our investment portfolio and into certificates of deposits at unaffiliated banks.
Available-for-Sale and Held-to-Maturity Securities. At March 31, 2010, securities with an amortized cost of $11.5 million were classified as securities held-to-maturity and securities with a fair value of $1.40 billion were classified as securities available-for-sale. As compared to December 31, 2009, the available for sale portfolio, carried at fair value, at March 31, 2010, reflected (i) an increase of $93.8 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $14.7 million in obligations of states and political subdivisions, (iii) a $14.1 million decrease in corporate and other bonds, and (iv) a $31.8 million increase in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

Table 8 — Composition of Available-for-Sale and Held-to-Maturity Securities (dollars in thousands):

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$10,893	$339	$(1)	$11,231
Mortgage-backed securities	585	15	—	600

Total debt securities held-to-maturity	$11,478	$354	$(1)	$11,831

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$355,585	$10,429	$(174)	$365,840
Obligations of state and political subdivisions	450,045	20,592	(354)	470,283
Corporate bonds and other	59,883	4,871	—	64,754
Mortgage-backed securities	473,474	21,930	(51)	495,353

Total securities available-for-sale	$1,338,987	$57,822	$(579)	$1,396,230

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$14,652	$392	$(6)	$15,038
Mortgage-backed securities	621	16	(1)	636

Total debt securities held-to-maturity	$15,273	$408	$(7)	$15,674

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$260,018	$12,050	$—	$272,068
Obligations of state and political subdivisions	437,550	18,643	(561)	455,632
Corporate bonds and other	73,848	5,028	—	78,886
Mortgage-backed securities	442,823	20,995	(300)	463,518

Total securities available-for-sale	$1,214,249	$56,716	$(861)	$1,270,104

During the quarters ended March 31, 2010 and 2009, sales of investment securities that were classified as available-for-sale totaled $3.2 million and $5.3 million, respectively. Gross realized gains from 2010 and 2009 securities sales totaled $1 thousand and $249 thousand, respectively. There were no losses on securities sales during these periods. The specific identification method was used to determine cost on computing the realized gains.

Table 9 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at March 31, 2010 (in thousands, except percentages):

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-Maturity:
Obligations of states and political subdivisions	$6,657	7.24%	$4,076	6.95%	$70	6.08%	$90	6.72%	$10,893	7.12%
Mortgage-backed securities	18	5.92	360	4.23	207	3.48	—	—	585	4.14

Total	$6,675	7.23%	$4,436	6.74%	$277	4.13%	$90	6.72%	$11,478	6.96%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale:
U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$87,562	3.42%	$278,278	3.09%	$—	—%	$—	—%	$365,840	3.17%
Obligations of states and political subdivisions	23,297	6.56	152,347	5.62	262,254	6.22	32,385	6.43	470,283	6.05
Corporate bonds and other securities	20,071	3.56	38,071	5.42	6,612	7.08	—	—	64,754	4.77
Mortgage-backed securities	31,535	5.27	410,790	4.67	53,021	4.20	7	4.26	495,353	4.66

Total	$162,465	4.19%	$879,486	4.37%	$321,887	5.90%	$32,392	6.43%	$1,396,230	4.73%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Total Available-for-Sale and Held- to-Maturity Securities:
U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$87,562	3.42%	$278,278	3.09%	$—	—%	$—	—%	$365,840	3.17%
Obligations of states and political subdivisions	29,954	6.71	156,423	5.65	262,324	6.22	32,475	6.43	481,176	6.08
Corporate bonds and other securities	20,071	3.56	38,071	5.42	6,612	7.08	—	—	64,754	4.77
Mortgage-backed securities	31,553	5.27	411,150	4.67	53,228	4.19	7	4.26	495,938	4.66

Total	$169,140	4.31%	$883,922	4.38%	$322,164	5.90%	$32,482	6.43%	$1,407,708	4.75%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

Table 10 — Disclosure of Available-for-Sale and Held-to-Maturity Securities with Continuous Unrealized Loss
The following tables disclose, as of March 31, 2010 and December 31, 2009, our available-for-sale and held-to-maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
March 31, 2010	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$60,087	$174	$—	$—	$60,087	$174
Obligations of state and political subdivisions	12,413	195	4,268	160	16,681	355
Mortgage-backed securities	26,965	50	39	1	27,004	51

Total	$99,465	$419	$4,307	$161	$103,772	$580

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$21,703	$428	$2,798	$139	$24,501	$567
Mortgage-backed securities	27,619	300	82	1	27,701	301

Total	$49,322	$728	$2,880	$140	$52,202	$868

The number of investment positions in this unrealized loss position totaled 66 at March 31, 2010. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2010. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are guaranteed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
As of March 31, 2010, the investment portfolio had an overall tax equivalent yield of 4.75%, a weighted average life of 3.74 years and modified duration of 3.28 years.
Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $2.69 billion as of March 31, 2010, as compared to $2.52 billion as of March 31, 2009. Table 11 provides a breakdown of average deposits and rates paid for the first quarters of 2010 and 2009.

     Table 11 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended March 31,
	2010		2009
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing deposits	$787,850	—%	$752,463	—%

Interest-bearing deposits
Interest-bearing checking	684,997	0.29	633,021	0.38
Savings and money market accounts	453,970	0.35	431,070	0.48
Time deposits under $100,000	349,495	1.39	370,442	2.00
Time deposits of $100,000 or more	405,623	1.45	332,527	2.25

Total interest-bearing deposits	1,894,085	0.76%	1,767,060	1.10%

Total average deposits	$2,681,935		$2,519,521

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $171.4 million and $150.2 million at March 31, 2010 and 2009, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds which we pledge our securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of federal funds purchased and securities sold under repurchase agreements was $173.8 million and $231.2 million in the first quarters of 2010 and 2009, respectively. The average rates paid on federal funds purchased and securities sold under repurchase agreements were 0.38% and 0.46% for the first quarters of 2010 and 2009, respectively.
Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $423.8 million, or 12.64% of total assets, at March 31, 2010, as compared to $381.5 million, or 12.22% of total assets, at March 31, 2009. Included in shareholders’ equity at March 31, 2010 and March 31, 2009, were $37.2 million and $22.6 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. During the first quarter of 2010, total shareholders’ equity averaged $418.3 million, or 12.65% of average assets, as compared to $380.8 million, or 12.04% of average assets, during the same period in 2009.
Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of March 31, 2010, our total risk-based and leverage capital ratios were 19.28% and 10.50%, respectively, as compared to total risk-based and leverage capital ratios of 18.05% and 10.01% as of March 31, 2009. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

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
As of March 31, 2010, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.12% and 1.08%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a positive variance in a net interest income of 0.11% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of March 31, 2010 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.

Liquidity
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $189.1 million at March 31, 2010, and an unfunded $25.0 million line of credit established with a nonaffiliated bank which matures on June 30, 2011. First Financial Bank, N. A., Abilene also has federal funds purchased lines of credit with two non-affiliated banks totaling $60.0 million. No amount was outstanding at March 31, 2010.
On December 30, 2009, we renewed our loan agreement, effective December 31, 2009, with The Frost National Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2011, interest is paid quarterly at Wall Street Journal Prime, and the line of credit matures June 30, 2011. If a balance exists at June 30, 2011, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Management believes the Company was in compliance with financial covenants at March 31, 2010. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. There was no outstanding balance under the line of credit as of March 31, 2010, or December 31, 2009.
Given the strong core deposit base, relatively low loan to deposit ratios maintained at our subsidiary banks and dividend capacity of our subsidiary banks we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.
In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash at our parent company, which totaled $44.6 million at March 31, 2010, investment securities which totaled $14.1 million (of which 62% matures within two years and the remaining portion in 12 years), available dividends from subsidiary banks which totaled $37.1 million at March 31, 2010, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.

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
Table 12 — Commitments as of March 31, 2010 (in thousands):

Total Notional
Amounts
Committed
Unfunded lines of credit	$254,359
Unfunded commitments to extend credit	53,357
Standby letters of credit	18,285

Total commercial commitments	$326,001

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.
Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At March 31, 2010, approximately $37.1 million was available for the payment of intercompany dividends by the subsidiaries without the prior approval of regulatory agencies.
Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 51.7% and 51.6% of net earnings, respectively, for the first quarter of 2010 and the same period in 2009. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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
To pay dividends, we and our subsidiary banks must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve Board, the FDIC and the OCC have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. In addition, under the Texas Finance Code, a Texas banking association may not pay a dividend that would reduce its outstanding capital and surplus unless it obtains approval of the Texas Banking Commissioner.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Interest Rate Risk” for disclosure regarding this market risk.
Item 4. Controls and Procedures
As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of March 31, 2010.
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II
OTHER INFORMATION
Item 6. Exhibits
The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K Annual Report for the ended December 31, 2008).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 3, 2006).

*10.2	—	1992 Incentive Stock Option Plan.

*10.3	—	2002 Incentive Stock Option Plan.

*10.4	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank.

10.5	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).

10.6	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed December 31, 2006).

10.7	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed December 31, 2007).

10.8	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q filed July 25, 2008).

10.9	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 22, 2008).

10.10	—	Sixth Amendment to Loan Agreement, dated June 16, 2009, signed June 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K filed on June 30, 2009).

10.11	—	Seventh Amendment to Loan Agreement, dated December 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K filed December 30, 2009).

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
Date: May 4, 2010	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: May 4, 2010	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer