Form 10-Q
period 2010-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2010-07-29
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2010

Common Stock, $0.01 par value per share	20,849,431

Item	Page

PART I FINANCIAL INFORMATION

1. Financial Statements	3
Consolidated Balance Sheets — Unaudited	4
Consolidated Statements of Earnings — Unaudited	5
Consolidated Statements of Comprehensive Earnings — Unaudited	6
Consolidated Statements of Changes in Shareholders’ Equity — Unaudited	7
Consolidated Statements of Cash Flows — Unaudited	8
Notes to Consolidated Financial Statements — Unaudited	9

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3. Quantitative and Qualitative Disclosures About Market Risk	41

4. Controls and Procedures	41

PART II OTHER INFORMATION

6. Exhibits	43

Signatures	44
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at June 30, 2010 and 2009 and December 31, 2009, the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2010 and 2009, and changes in shareholders’ equity and cash flows for the six months ended June 30, 2010 and 2009, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,		December 31,
	2010	2009	2009
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$100,460	$102,339	$139,915
FEDERAL FUNDS SOLD	225	26,375	14,290
INTEREST-BEARING DEPOSITS IN BANKS	139,521	17,252	167,336

Total cash and cash equivalents	240,206	145,966	321,541

TRADING SECURITIES, at fair value	—	31,189	—

SECURITIES HELD-TO-MATURITY (fair value of $11,403, $19,746 and $15,674 at June 30, 2010 and 2009 and December 31, 2009, respectively)	11,107	19,278	15,273

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,402,448	1,250,784	1,270,104

LOANS
Held for investment	1,513,671	1,462,885	1,510,046
Held for sale	6,001	16,237	4,323

	1,519,672	1,479,122	1,514,369
Less: Allowance for loan losses	(28,954)	(23,247)	(27,612)

Net loans	1,490,718	1,455,875	1,486,757

BANK PREMISES AND EQUIPMENT, net	66,888	63,807	64,363
INTANGIBLE ASSETS	62,840	63,565	63,152
OTHER ASSETS	61,388	47,071	58,266

Total assets	$3,335,595	$3,077,535	$3,279,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$782,166	$741,242	$836,323
INTEREST-BEARING DEPOSITS	1,924,062	1,731,273	1,848,434

Total deposits	2,706,228	2,472,515	2,684,757

DIVIDENDS PAYABLE	7,088	7,077	7,081
SHORT-TERM BORROWINGS	159,480	176,673	146,094
OTHER LIABILITIES	31,801	32,411	25,822

Total liabilities	2,904,597	2,688,676	2,863,754

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value, authorized 40,000,000 shares; 20,848,421, 20,814,760, and 20,826,431 shares issued at June 30, 2010 and 2009 and December 31, 2009, respectively	208	208	208
Capital surplus	270,087	268,608	269,294
Retained earnings	128,863	102,756	115,123
Treasury stock (shares at cost: 164,965, 160,438 and 162,836 at June 30, 2010 and 2009, and December 31, 2009, respectively)	(4,038)	(3,671)	(3,833)
Deferred compensation	4,038	3,671	3,833
Accumulated other comprehensive earnings	31,840	17,287	31,077

Total shareholders’ equity	430,998	388,859	415,702

Total liabilities and shareholders’ equity	$3,335,595	$3,077,535	$3,279,456

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$22,792	$22,690	$45,165	$45,744
Interest on investment securities:
Taxable	9,237	9,151	18,203	18,806
Exempt from federal income tax	4,676	4,499	9,310	8,627
Interest on trading securities	—	57	—	140
Interest on federal funds sold and interest-bearing deposits in banks	349	71	721	113

Total interest income	37,054	36,468	73,399	73,430

INTEREST EXPENSE:
Interest on deposits	3,463	4,155	6,998	8,932
Other	133	192	297	454

Total interest expense	3,596	4,347	7,295	9,386

Net interest income	33,458	32,121	66,104	64,044
PROVISION FOR LOAN LOSSES	2,973	1,588	4,983	3,348

Net interest income after provision for loan losses	30,485	30,533	61,121	60,696

NONINTEREST INCOME:
Trust fees	2,672	2,126	5,198	4,242
Service charges on deposit accounts	5,293	5,421	10,152	10,562
ATM and credit card fees	2,830	2,427	5,341	4,636
Real estate mortgage operations	857	858	1,417	1,446
Net gain on securities transactions	72	498	72	747
Net gain on sale of student loans	—	—	—	616
Net gain (loss) on sale of foreclosed assets	59	99	70	(59)
Other	787	691	1,430	1,466

Total noninterest income	12,570	12,120	23,680	23,656

NONINTEREST EXPENSE:
Salaries and employee benefits	12,841	12,241	25,498	24,233
Net occupancy expense	1,561	1,567	3,139	3,187
Equipment expense	1,853	1,968	3,690	3,908
Printing, stationery and supplies	428	465	857	898
FDIC insurance premiums	990	2,305	1,978	3,256
Correspondent bank service charges	181	323	372	635
ATM and interchange expense	756	618	1,529	1,418
Professional and service fees	636	591	1,329	1,337
Amortization of intangible assets	153	216	312	438
Other expenses	4,552	4,064	8,585	7,996

Total noninterest expense	23,951	24,358	47,289	47,306

EARNINGS BEFORE INCOME TAXES	19,104	18,295	37,512	37,046
INCOME TAX EXPENSE	4,906	4,729	9,597	9,776

NET EARNINGS	$14,198	$13,566	$27,915	$27,270

EARNINGS PER SHARE, BASIC	$0.68	$0.65	$1.34	$1.31

EARNINGS PER SHARE, ASSUMING DILUTION	$0.68	$0.65	$1.34	$1.31

DIVIDENDS DECLARED PER SHARE	$0.34	$0.34	$0.68	$0.68

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET EARNINGS	$14,198	$13,566	$27,915	$27,270

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain on investment securities available-for-sale, before income taxes	(142)	1,257	1,246	10,650

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(72)	(498)	(72)	(747)

Total other items of comprehensive earnings (loss)	(214)	759	1,174	9,903

Income tax benefit (expense) related to other items of comprehensive earnings (loss)	75	(266)	(411)	(3,466)

COMPREHENSIVE EARNINGS	$14,059	$14,059	$28,678	$33,707

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2008	20,799,198	$208	$268,087	$89,637	(158,811)	$(3,500)	$3,500	$10,850	$368,782

Net earnings (unaudited)	—	—	—	27,270	—	—	—	—	27,270

Stock issuances (unaudited)	15,562	—	355	—	—	—	—	—	355

Cash dividends declared, $0.68 per share (unaudited)	—	—	—	(14,151)	—	—	—	—	(14,151)

Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	6,437	6,437

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	30	—	—	—	—	—	30

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,627)	(171)	171	—	—

Stock option expense (unaudited)	—	—	136	—	—	—	—	—	136

Balances at June 30, 2009 (unaudited)	20,814,760	$208	$268,608	$102,756	(160,438)	$(3,671)	$3,671	$17,287	$388,859

Balances at December 31, 2009	20,826,431	$208	$269,294	$115,123	(162,836)	$(3,833)	$3,833	$31,077	$415,702

Net earnings (unaudited)	—	—	—	27,915	—	—	—	—	27,915

Stock issuances (unaudited)	21,990	—	569	—	—	—	—	—	569

Cash dividends declared, $0.68 per share (unaudited)	—	—	—	(14,175)	—	—	—	—	(14,175)

Change in unrealized gain in investment securities available- for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	763	763

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	30	—	—	—	—	—	30

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,129)	(205)	205	—	—

Stock option expense (unaudited)	—	—	194	—	—	—	—	—	194

Balances at June 30, 2010 (unaudited)	20,848,421	$208	$270,087	$128,863	(164,965)	$(4,038)	$4,038	$31,840	$430,998

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$27,915	$27,270
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,526	3,898
Provision for loan losses	4,983	3,348
Securities premium amortization (discount accretion), net	2,086	526
Gain on sale of assets, net	(130)	(1,403)
Deferred federal income tax benefit	(659)	(213)
Trading security activity, net	—	24,802
Loans originated for resale	(57,561)	(111,949)
Proceeds from sales of loans held for resale	55,884	150,972
Change in other assets	1,625	4,142
Change in other liabilities	2,396	1,998

Total adjustments	12,150	76,121

Net cash provided by operating activities	40,065	103,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	15,018	35,359
Maturities	83,344	111,157
Purchases	(227,495)	(139,110)
Activity in held-to-maturity securities — maturities	4,169	4,217
Net decrease (increase) in loans	(15,723)	44,358
Purchases of bank premises and equipment and computer software	(5,763)	(1,128)
Proceeds from sale of other assets	3,791	1,788

Net cash provided by (used in) investing activities	(142,659)	56,641

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in interest-bearing deposits	(54,157)	(55,835)
Net increase (decrease) in noninterest-bearing deposits	75,628	(54,403)
Net increase (decrease) in short-term borrowings	13,386	(58,926)
Common stock transactions:
Proceeds from stock issuances	569	355
Dividends paid	(14,167)	(14,145)

Net cash provided by (used in) financing activities	21,259	(182,954)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(81,335)	(22,922)

CASH AND CASH EQUIVALENTS, beginning of period	321,541	168,888

CASH AND CASH EQUIVALENTS, end of period	$240,206	$145,966

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$7,357	$10,016
Federal income tax paid	8,502	10,306
Transfer of loans to foreclosed assets	8,456	2,626
Investment securities purchased but not settled	4,054	9,926
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
Through our subsidiary banks, we conduct a full-service commercial banking business. Our service centers are located primarily in North Central and West Texas. Including the branches and locations of all our bank subsidiaries, as of June 30, 2010, we had 50 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, Glen Rose, Odessa and Fort Worth. Our trust subsidiary has six locations in Abilene, San Angelo, Stephenville, Sweetwater, Fort Worth and Odessa, all in Texas.
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the year ending December 31, 2010, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted under SEC rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.
Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with these evaluations.
Note 2 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three and six months ended June 30, 2010 and 2009, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2010 and 2009, were 20,847,735 and 20,809,061 shares respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six months ended June 30, 2010 and 2009, were 20,841,389 and 20,805,392 shares respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2010 and 2009, were 20,869,138 and 20,830,965, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2010 and 2009, were 20,869,403 and 20,821,782, respectively
Note 3 — Securities
A summary of available-for-sale and held-to-maturity securities is as follows (in thousands):

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$10,546	$286	$(9)	$10,823
Residential mortgage-backed securities	561	19	—	580

Total debt securities held-to-maturity	$11,107	$305	$(9)	$11,403

Securities available-for-sale:
U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$341,158	$10,916	$—	$352,074
Obligations of state and political subdivisions	460,466	18,599	(489)	478,576
Corporate bonds and other	66,361	4,946	—	71,307
Residential mortgage-backed securities	477,432	23,061	(2)	500,491

Total securities available-for-sale	$1,345,417	$57,522	$(491)	$1,402,448

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$14,652	$392	$(6)	$15,038
Residential mortgage-backed securities	621	16	(1)	636

Total debt securities held-to-maturity	$15,273	$408	$(7)	$15,674

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$260,018	$12,050	$—	$272,068
Obligations of state and political subdivisions	437,550	18,643	(561)	455,632
Corporate bonds and other	73,858	5,028	—	78,886
Residential mortgage-backed securities	442,823	20,995	(300)	463,518

Total securities available-for-sale	$1,214,249	$56,716	$(861)	$1,270,104

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2010, were computed by using scheduled amortization of balances and historical prepayment rates. At June 30, 2010 and 2009, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.
The amortized cost and estimated fair value of debt securities at June 30, 2010, by contractual and expected maturity, are shown below (in thousands):

	Held-to-Maturity		Available-for-Sale
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$6,164	$6,238	$170,269	$173,790
Due after one year through five years	4,107	4,319	402,370	419,619
Due after five years through ten years	135	127	248,994	261,559
Due after ten years	140	139	46,352	46,989
Mortgage-backed securities	561	580	477,432	500,491

Total	$11,107	$11,403	$1,345,417	$1,402,448

During the quarter ended June 30, 2010 and 2009, sales of investment securities that were classified as available-for-sale totaled $11.8 million and $30.0 million, respectively. Gross realized gains from 2010 and 2009 securities sales totaled $72 thousand and $498 thousand, respectively. There were no losses realized on securities sales during these periods. During the six-months ended June 30, 2010 and 2009, sales of investment securities that were classified as available-for-sale totaled $15.0 million and $35.4 million, respectively. Gross realized gains from 2010 and 2009 securities sales totaled $72 thousand and $747 thousand, respectively. There were no losses realized on securities sales during these periods. The specific identification method was used to determine cost in order to compute the realized gains.

The following tables disclose, as of June 30, 2010 and December 31, 2009, our available-for-sale and held-to-maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
June 30, 2010	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$16,150	$322	$4,313	$176	$20,463	$498
Residential mortgage-backed securities	515	2	—	—	515	2

Total	$16,665	$324	$4,313	$176	$20,978	$500

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$21,703	$428	$2,798	$139	$24,501	$567
Residential mortgage-backed securities	27,619	300	82	1	27,701	301

Total	$49,322	$728	$2,880	$140	$52,202	$868

The number of investment positions in this unrealized loss position totaled 53 at June 30, 2010. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell our securities prior to recovery and/or maturity and (2) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2010 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
As of June 30, 2009, trading securities totaled $31.2 million. No amounts were held in trading securities at June 30, 2010 or December 31, 2009. The trading securities portfolio was a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities were carried at estimated fair value with unrealized gains and losses included in earnings. The Company invested in trading securities in 2008 to improve its yield on daily funds and to lower its exposure on Federal funds. However, due to significantly lower interest rates, the Company has deployed these funds into our investment portfolio and into certificates of deposit at unaffiliated banks.
Securities, carried at approximately $748,511,000 at June 30, 2010, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

Note 4 — Loans And Allowance for Loan Losses
Major classifications of loans are as follows (dollars in thousands):

	June 30,		December 31,
	2010	2009	2009
Commercial, financial and agricultural	$463,560	$464,377	$508,431
Real estate — construction	88,777	104,168	77,711
Real estate — mortgage	791,951	715,211	752,735
Consumer	175,384	195,366	175,492

Total Loans	$1,519,672	$1,479,122	$1,514,369

Included in real estate-mortgage loans above are $6.0 million and $4.3 million, respectively, in loans held for sale at June 30, 2010 and December 31, 2009 in which the carrying amounts approximate fair value. Included in real estate-mortgage and consumer loans above are $4.1 million and $12.1 million, respectively, in loans held for sale at June 30, 2009, in which the carrying amounts approximate fair value.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

June 30, 2010		June 30, 2009		December 31, 2009
Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance	Investment	Allowance
$14,240	$2,780	$10,242	$2,495	$18,540	$3,340

The allowance for loan losses as of June 30, 2010 and 2009 and December 31, 2009, is presented below. The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	June 30,		December 31,
	2010	2009	2009
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$2,780	$2,495	$3,340
Remaining portfolio	26,174	20,751	24,272

Total allowance for loan losses	$28,954	$23,246	$27,612

Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$28,750	$22,652	$27,612	$21,529

Add:
Provision for loan losses	2,973	1,588	4,983	3,348
Loan recoveries	201	232	388	488

Deduct:
Loan charge-offs	(2,970)	(1,225)	(4,029)	(2,118)

Balance at end of period	$28,954	$23,247	$28,954	$23,247

Nonaccrual loans still accruing and past due 90 days or more, restructured loans and foreclosed assets are as follows (in thousands, except percentages):

	June 30,		December 31,
	2010	2009	2009
Nonaccrual loans	$14,240	$10,242	$18,540
Loans still accruing and past due 90 days or more	1	72	15
Restructured loans	—	—	—
Foreclosed assets	8,306	3,755	3,533

Total	$22,547	$14,069	$22,088

As a % of total loans and foreclosed assets	1.48%	0.95%	1.46%
As a % of total assets	0.68%	0.46%	0.67%
Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At June 30, 2010, approximately $258,253,000 in loans held by these subsidiaries were subject to blanket liens as security for letters of credit issued under these lines of credit.
Note 5 — Income Taxes
Income tax expense was $4.9 million for the second quarter in 2010 as compared to $4.7 million for the same period in 2009. Our effective tax rates on pretax income were 25.7% and 25.8% for the second quarters of 2010 and 2009, respectively. Income tax expense was $9.6 million for the six months ended June 30, 2010 as compared to $9.8 million for the same period in 2009. Our effective tax rates on pretax income were 25.6% and 26.4% for the six months ended June 30, 2010 and 2009, respectively. The effective tax rates differ from the statutory Federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.
The decreases in the effective tax rates for the second quarter and six-month period ended June 30, 2010 over the same periods in 2009 were largely the result of an increase in tax exempt income.

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
The Company recorded stock option expense totaling approximately $98 thousand and $71 thousand, respectively, for the three-month periods ended June 30, 2010 and 2009. The Company recorded stock option expense totaling approximately $194 thousand and $136 thousand, respectively, for the six-month periods ended June 30, 2010 and 2009.
The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.
Note 7 — Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a preliminary plan for funding in future years. The Company made a contribution totaling $1.0 million in March 2010 and $1.4 million in April 2009 and continues to evaluate future funding amounts.
Net periodic benefit costs totaling $100 thousand and $80 thousand were recorded, respectively, for the three months ended June 30, 2010 and 2009. Net periodic benefit costs totaling $200 thousand and $160 thousand were recorded, respectively, for the six months ended June 30, 2010 and 2009.
Note 8 — Recently Issued Authoritative Accounting Guidance
In 2010, the Financial Accounting Standards Board issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by the new guidance became effective on January 1, 2010.
In 2010, the FASB issued authoritative guidance that requires entities to provide enhanced disclosures in the financial statements about their loans including credit risk exposures and the allowance for loan losses. While some of the required disclosures are already included in the management discussion and analysis section of our interim and annual filings, the new guidance will require inclusion in the notes to the financial statements. Included in the new guidance are credit quality information, impaired loan information, loan modification information and nonaccrual and past due information. The period-end information will be required to be disclosed for the year ending December 31, 2010 and the activity-related information will be required to be disclosed beginning with the first quarter of 2011. The Company does not expect the adoption of this authoritative guidance to have a significant effect on the financial condition and results of operations.
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
Securities classified as available-for-sale and trading are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the United States Treasury (the “Treasury”) yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things.
There were no transfers between Level 2 and Level 3 during the quarter and the six-months ended June 30, 2010.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Available for sale investment securities:
U. S. Treasury securities and obligations of U. S. government sponsored-enterprises and agencies	$15,530	$336,544	$—	$352,074
Obligations of state and political subdivisions	10,932	467,644	—	478,576
Corporate bonds	7,066	59,132	—	66,198
Residential mortgage-backed securities	15,247	485,244	—	500,491
Other securities	5,109	—	—	5,109

	$53,884	$1,348,564	$—	$1,402,448

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2010:
Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 input based on the discounting of the collateral measured by appraisals. At June 30, 2010, impaired loans with a carrying value of $14.2 million were reduced by specific valuation allowances totaling $2.8 million resulting in a net fair value of $11.4 million, based on Level 3 inputs.

Loans Held for Sale — Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At June 30, 2010, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Such amounts were not significant to the Company at June 30, 2010.
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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at June 30, 2010 and 2009, were as follows (in thousands):

	June 30,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and due from banks	$100,460	$100,460	$102,339	$102,339
Federal funds sold	225	225	26,375	26,375
Interest-bearing deposits in banks	139,521	139,521	17,252	17,252
Trading securities	—	—	31,189	31,189
Held to maturity securities	11,107	11,403	19,278	19,746
Available for sale securities	1,402,448	1,402,448	1,250,784	1,250,784
Loans	1,490,718	1,492,743	1,455,875	1,446,625
Accrued interest receivable	19,860	19,860	19,619	19,619
Deposits with stated maturities	801,741	803,966	709,066	712,537
Deposits with no stated maturities	1,904,487	1,904,487	1,763,449	1,763,449
Short term borrowings	159,480	159,480	176,673	176,673
Accrued interest payable	1,446	1,446	1,651	1,651

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:
•	general economic conditions, including our local and national real estate markets and employment trends;

•	volatility and disruption in national and international financial markets;

•	the effects of recent legislative, tax, accounting and regulatory actions and reforms;

•	political instability;

•	the ability of the Federal government to deal with the national economic slowdown and the effect of stimulus packages enacted by Congress as well as future stimulus packages, if any;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	continued increases in FDIC deposit insurance assessments;

•	our ability to attract deposits;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	acquisitions and integration of acquired businesses; and

•	acts of God or of war or terrorism.
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
Regulatory Reform and Legislation
Congress and the regulators for financial institutions have proposed and passed significant changes to the laws, rules and regulations governing financial institutions. Most recently, the House of Representatives and Senate passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which the President has signed. Prior to the Dodd-Frank Act, Congress and the financial institutions regulators made other significant changes affecting many aspects of banking. Those recent actions address many issues including capital, interchange fees, compliance and risk management, debit card overdraft fees, the establishment of a new consumer regulator, healthcare, incentive compensation, expanded disclosures and corporate governance. While many of the new regulations are for financial institutions with assets greater than $10 billion, we expect the new regulations to reduce our revenues and increase our expenses in the future. We are closely monitoring those actions to determine the appropriate response to comply and at the same time minimize the adverse effect on our banks.
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
Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of principal and interest is doubtful or generally if the loan is 90 days past due.
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
Results of Operations
Performance Summary. Net earnings for the second quarter of 2010 were $14.2 million compared to $13.6 million for the same period in 2009, or a 4.66% increase over the same period in 2009. Net earnings for the second quarter of 2010 compared to the same period in 2009 were negatively impacted by an increase in the provision for loan losses of $1.4 million and a decrease in net gain on securities transaction of $426 thousand. The negative impact was offset by a decrease in FDIC insurance premiums of $1.3 million, primarily due to the FDIC special assessment recorded in the second quarter of 2009.
Basic earnings per share for the second quarter of 2010 were $0.68 compared to $0.65 for the the same quarter last year. The return on average assets was 1.70% for the second quarter of 2010, as compared to 1.77% for the same quarter of 2009. The return on average equity was 13.37% for the second quarter of 2010 as compared to 13.98% for the same quarter of 2009.
Net earnings for the six-month period ended June 30, 2010 were $27.9 million, an increase of $645 thousand, or 2.4% compared to net earnings for the six-month period ended June 30, 2009 of $27.3 million. Net earnings for the six months ended June 30, 2010 compared to the same period in 2009 were negatively impacted by (i) a decrease in gain from sale of student loans of $616 thousand, (ii) an increase in the provision for loan losses of $1.6 million and (iii) a decrease in net gain on securities transactions of $675 thousand. The negative impact was offset by a decrease in FDIC insurance premiums of $1.3 million, primarily due to the FDIC special assessment recorded in the six month period of 2009.
Basic earnings per share basis, net earnings were $1.34 for the six-months of 2010 as compared to $1.31 for the same period of 2009. The return on average assets was 1.69% for the six-months of 2010, as compared to 1.76% for the same period of 2009. The return on average equity was 13.33% for the six-months of 2010, as compared to 14.28% for the same period of 2009.
Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $36.1 million for the second quarter of 2010, as compared to $34.6 million for the same period last year. The increase in 2010 compared to 2009 was largely attributable to an increase in the volume of earning assets. Average earning assets increased $246.1 million for the second quarter of 2010 over the same period in 2009. Average short-term investments and average taxable securities increased $122.0 million and $64.9 million, respectively, for the second quarter of 2010 over the second quarter of 2009. Average interest bearing liabilities increased $172.4 million for the second quarter of 2010, as compared to the same period in 2009. The yield on earning assets decreased 33 basis points, whereas the rate paid on interest-bearing liabilities decreased only 22 basis points in the second quarter of 2010.
Tax-equivalent net interest income was $71.3 million for the first six-month period of 2010, as compared to $68.7 million for the same period last year. The increase in 2010 compared to 2009 was largely attributable to (i) the decrease in the rate paid on interest-bearing liabilities in an amount greater than the decrease in rates earned on interest earning assets and (ii) an increase in the volume of interest earning assets. Average interest earning assets increased $193.6 million for the first six-months of 2010 over the same period in 2009. Average short-term investments and average tax exempt securities increased $154.5 million and $42.2 million, respectively, for the first six-month period of 2010 over the first six-month period of 2009, offsetting a decrease of $21.7 million in average loans. Average interest bearing liabilities increased $121.2 million for the six-month period of 2010, as compared to the same period in 2009. The yield on earning assets decreased 31 basis points, whereas the rate paid on interest-bearing liabilities decreased only 26 basis points in the first six months of 2010, primarily due to the effects of lower interest rates.
Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.
     Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2009			June 30, 2009
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$590	$(311)	$279	$1,541	$(933)	$608
Taxable investment securities (1)	675	(647)	28	392	(1,136)	(744)
Tax-exempt investment securities (2)	470	(160)	310	1,314	(186)	1,128
Loans (2) (3)	460	(299)	161	(657)	181	(476)

Interest income	2,195	(1,417)	778	2,590	(2,074)	516

Interest-bearing deposits	399	(1,091)	(692)	750	(2,683)	(1,933)
Short-term borrowings	6	(65)	(59)	(58)	(100)	(158)

Interest expense	405	(1,156)	(751)	692	(2,783)	(2,091)

Net interest income	$1,790	$(261)	$1,529	$1,898	$709	$2,607

(1)	Trading securities are included in taxable investment securities.

(2)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(3)	Nonaccrual loans are included in loans.

The net interest margin for the second quarter of 2010 was 4.69%, a decrease of 19 basis points from the same period in 2009. The net interest margin for the six months ended June 30, 2010, was 4.69%, a decrease of 13 basis points from the same period in 2010. These decreases are largely the result of the extended period of low short-term interest rates. The target Federal funds rate was reduced to a range of zero to 25 basis points in December 2008. The low level of interest rates has reduced the yields on our short-term investments and investment securities as the proceeds from maturing investment securities have been invested at lower rates. Should interest rates remain at the current low levels for an extended period, we anticipate added pressure on our interest margin.
The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.
     Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three months ended June 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Short-term investments (1)	$167,243	$349	0.84%	$45,286	$71	0.63%
Taxable investment securities (2)(3)	950,304	9,237	3.89	885,382	9,209	4.16
Tax-exempt investment securities (3)(4)	459,528	7,048	6.13	429,542	6,738	6.27
Loans (4)(5)	1,511,587	23,062	6.12	1,481,792	22,900	6.20

Total earning assets	3,088,662	39,696	5.16%	2,842,002	38,918	5.49%
Cash and due from banks	102,096			98,906
Bank premises and equipment, net	66,166			64,498
Other assets	49,829			36,135
Goodwill and other intangible assets, net	62,918			63,675
Allowance for loan losses	(29,291)			(22,938)

Total assets	$3,340,380			$3,082,278

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$1,902,497	$3,463	0.73%	$1,735,640	$4,155	0.96%
Short-term borrowings	177,435	133	0.30	171,936	192	0.45

Total interest-bearing liabilities	2,079,932	3,596	0.69%	1,907,576	4,347	0.91%

Noninterest-bearing deposits	801,216			753,473
Other liabilities	33,226			32,134

Total liabilities	2,914,374			2,693,183
Shareholders’ equity	426,006			389,095

Total liabilities and shareholders’ equity	$3,340,380			$3,082,278

Net interest income		$36,100			$34,571

Rate Analysis:
Interest income/earning assets			5.16%			5.49%
Interest expense/earning assets			0.47			0.61

Net yield on earning assets			4.69%			4.88%

	Six months ended June 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Short-term investments (1)	$195,634	$721	0.74%	$41,115	$113	0.56%
Taxable investment securities (2)(3)	913,613	18,203	3.98	895,102	18,947	4.23
Tax-exempt investment securities (3)(4)	456,707	14,026	6.14	414,480	12,899	6.22
Loans (4)(5)	1,502,504	45,682	6.13	1,524,211	46,157	6.11

Total earning assets	3,068,458	78,632	5.17%	2,874,908	78,116	5.48%
Cash and due from banks	106,434			106,451
Bank premises and equipment, net	65,629			64,898
Other assets	49,140			37,096
Goodwill and other intangible assets, net	62,994			63,782
Allowance for loan losses	(28,858)			(22,507)

Total assets	$3,323,797			$3,124,628

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$1,898,314	$6,998	0.74%	$1,751,263	$8,932	1.03%
Short-term borrowings	175,609	297	0.34	201,416	454	0.45

Total interest-bearing liabilities	2,073,923	7,295	0.71%	1,952,679	9,386	0.97%

Noninterest-bearing deposits	794,570			754,851
Other liabilities	33,154			32,119

Total liabilities	2,901,647			2,739,649
Shareholders’ equity	422,150			384,979

Total liabilities and shareholders’ equity	$3,323,797			$3,124,628

Net interest income		$71,337			$68,730

Rate Analysis:
Interest income/earning assets			5.17%			5.48%
Interest expense/earning assets			0.48			0.66

Net yield on earning assets			4.69%			4.82%

(1)	Short-term investments are comprised of Federal funds sold and interest-bearing deposits in banks.

(2)	Trading securities are included in taxable investment securities.

(3)	Average balances include unrealized gains and losses on available-for-sale securities.

(4)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(5)	Nonaccrual loans are included in loans.
Noninterest Income. Noninterest income for the second quarter of 2010 was $12.6 million, an increase of $450 thousand, or 3.7%, as compared to the same period in 2009. Trust fees increased $547 thousand and ATM and credit card fees increased $403 thousand. The increase in trust fees reflects higher oil and gas prices and an increase in assets under management over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.08 billion at June 30, 2010 as compared to $1.99 billion for the same date in 2009. The increase in ATM and credit card fees is primarily a result of increased use of debit cards and an increase in net new accounts. Partially offsetting these increases was a 2009 second quarter net gain on securities transactions of $498 thousand compared to only $72 thousand in the second quarter of 2010.

Noninterest income for the six-month period ended June 30, 2010 was $23.7 million, a slight increase over the same period in 2009. Trust fees increased $956 thousand and ATM and credit card fees increased $705 thousand. The increase in trust fees reflects higher oil and gas prices and an increase in assets under management over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.08 billion at June 30, 2010 as compared to $1.99 billion for the same date in 2009. The increase in ATM and credit card fees is primarily a result of increased use of debit cards and an increase in net new accounts. Partially offsetting these increases were decreases in the gain on sale of student loans, gains on securities transactions and service charges on deposits. In the first quarter of 2009, we recorded a gain of $616 thousand on the sale of approximately $73.7 million in student loans, approximately 86% of our student loan portfolio. The Company suspended its student loan origination activities as a result of changes mandated by the Department of Education and Congress which transferred the student loan program into direct lending with the government. At June 30, 2010, the Company held no student loans and had no student loan transactions in 2010. Securities transactions gains totaled $747 thousand in the six-month period of 2009 compared to only $72 thousand for the same period in 2010. Service charges on deposit accounts were $10.2 million for the six-month period of 2010, a decrease of $410 thousand compared to the same period in 2009.
     Table 3 — Noninterest Income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase			Increase
	2010	(Decrease)	2009	2010	(Decrease)	2009
Trust fees	$2,672	$547	$2,125	$5,198	$956	$4,242
Service charges on deposit accounts	5,293	(128)	5,421	10,152	(410)	10,562
Real estate mortgage operations	857	(1)	858	1,417	(29)	1,446
Gain on sale of student loans	—	—	—	—	(616)	616
ATM and credit card fees	2,830	403	2,427	5,341	705	4,636
Net gain on securities transactions	72	(426)	498	72	(675)	747
Net gain (loss) on sale of foreclosed assets	59	(40)	99	70	129	(59)

Other:
Check printing fees	60	(42)	102	127	(81)	208
Safe deposit rental fees	95	—	95	267	1	266
Exchange fees	27	4	23	49	7	42
Credit life and debt protection fees	47	(4)	51	82	(7)	89
Brokerage Commissions	93	39	54	149	38	111
Interest on loan recoveries	255	208	47	293	107	186
Miscellaneous income	210	(110)	320	463	(101)	564

Total other	787	95	692	1,430	(36)	1,466

Total Noninterest Income	$12,570	$450	$12,120	$23,680	$24	$23,656

Noninterest Expense. Total noninterest expense for the second quarter of 2010 was $23.9 million, a decrease of $407 thousand, or 1.7%, as compared to the same period in 2009. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the second quarter of 2010 was 49.21% compared to 52.17% for the same period in 2009.

Salaries and employee benefits for the second quarter of 2010 totaled $12.8 million, an increase of $600 thousand, or 4.9%, as compared to 2009. The increase was largely the result of an increase in profit sharing plan expense.
All other categories of noninterest expense for the second quarter of 2010 totaled $11.1 million, a decrease of $1.0 million, or 8.3%, as compared to the same period in 2009. The most significant factor in the decrease was a reduction in FDIC insurance premiums. FDIC insurance premium expense was $990 thousand in 2010, a decrease of $1.3 million compared to 2009. In the second quarter of 2009, the Company’s banks paid an FDIC special assessment of $1.4 million. There was no special assessment in 2010. Equipment expense decreased $115 thousand primarily as a result of a lower level of depreciation charges. Correspondent bank service charges decreased $142 thousand as a result of an increase in compensating balances maintained with upstream correspondent banks. Partially offsetting these decreases was an increase in advertising expense of $105 thousand. The increase in advertising expense reflected marketing efforts to capitalize on our being recognized in January 2010 as the best-performing bank in the nation in the $3 billion-plus publicly traded category by Bank Director Magazine.
Total noninterest expense for the first six-months of 2010 was $47.3 million, down slightly compared to the same period in 2009. Our efficiency ratio for the first six-months of 2010 was 49.77% compared to 51.21% for the same period in 2009.
Salaries and employee benefits for the first six-months of 2010 totaled $25.5 million, an increase of $1.3 million, or 5.2%, as compared to 2009. The primary cause was increased profit sharing plan expense.
All other categories of noninterest expense for the first six-months of 2010 totaled $21.8 million, a decrease of $1.3 million, or 5.6%, as compared to the same period in 2009. The most significant factor in the decrease was a reduction in FDIC insurance premiums. FDIC insurance premium expense was $2.0 million in 2010, a decrease of $1.3 million compared to 2009. In the first half of 2009, the Company’s banks paid an FDIC special assessment of $1.4 million. There was no special assessment in 2010. Equipment expense decreased $218 thousand primarily as a result of a lower level of depreciation charges. Correspondent bank service charges decreased $263 thousand as a result of an increase in compensating balances maintained with upstream correspondent banks. Partially offsetting these decreases was an increase in advertising expense of $260 thousand. The increase in advertising expense reflected marketing efforts to capitalize on our being recognized in January 2010 as the best-performing bank in the nation in the $3 billion-plus publicly traded category by Bank Director Magazine.

     Table 4 — Noninterest Expense (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase			Increase
	2010	(Decrease)	2009	2010	(Decrease)	2009
Salaries	$9,743	$159	$9,584	$19,266	$171	$19,095
Medical	811	(138)	949	1,803	137	1,666
Profit sharing	1,079	524	555	1,819	769	1,050
Pension	100	20	80	200	40	160
401(k) match expense	293	(5)	298	615	14	601
Payroll taxes	717	13	704	1,601	76	1,525
Stock option expense	98	27	71	194	58	136

Total salaries and employee benefits	12,841	600	12,241	25,498	1,265	24,233

Net occupancy expense	1,561	(6)	1,567	3,139	(48)	3,187
Equipment expense	1,853	(115)	1,968	3,690	(218)	3,908
Intangible amortization	153	(63)	216	312	(126)	438
FDIC assessment fees	990	(1,315)	2,305	1,978	(1,278)	3,256
Printing, stationery and supplies	428	(37)	465	857	(41)	898
Correspondent bank service charges	181	(142)	323	372	(263)	635
ATM and interchange expense	756	138	618	1,529	111	1,418
Professional and service fees	636	45	591	1,329	(8)	1,337

Other:
Data processing fees	113	7	106	226	14	212
Postage	343	(20)	363	688	(57)	745
Advertising	381	105	276	783	260	523
Credit card fees	111	(2)	113	221	(12)	233
Telephone	342	9	333	677	12	665
Public relations and business development	404	90	314	702	103	599
Directors’ fees	177	(3)	180	384	10	374
Audit and accounting fees	261	(43)	304	578	(53)	631
Legal fees	197	66	131	344	72	272
Regulatory exam fees	220	(4)	224	432	(11)	443
Travel	167	21	146	295	47	248
Courier expense	147	7	140	282	(13)	295
Operational and other losses	252	(85)	337	401	(78)	479
Other real estate	374	281	93	473	199	274
Other miscellaneous expense	1,063	59	1,004	2,099	96	2,003

Total other	4,552	488	4,064	8,585	589	7,996

Total Noninterest Expense	$23,951	$(407)	$24,358	$47,289	$(17)	$47,306

Income Taxes. Income tax expense was $4.9 million for the second quarter in 2010 as compared to $4.7 million for the same period in 2009. Our effective tax rates on pretax income were 25.7% and 25.8% for the second quarters of 2010 and 2009, respectively. The effective tax rates differ from the statutory Federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.
Income tax expense was $9.6 million for the first six-months in 2010 as compared to $9.8 million for the same period in 2009. Our effective tax rates on pretax income were 25.6% and 26.4% for the six month periods of 2010 and 2009, respectively. The effective tax rates differ from the statutory Federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

The decreases in the effective tax rates for the second quarter and first six-month period ended June 30, 2010 over the same periods in 2009 were largely the result of an increase in tax exempt income.
Balance Sheet Review
Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of June 30, 2010, total loans were $1.52 billion, an increase of $5.3 million, as compared to December 31, 2009. As compared to December 31, 2009, commercial, financial and agricultural loans decreased $44.9 million, real estate construction loans increased $11.1 million, real estate mortgage loans increased $39.2 million, and consumer loans decreased $112 thousand. Loans averaged $1.51 billion during the second quarter of 2010, an increase of $29.8 million from the prior year second quarter average balances.
     Table 5 — Composition of Loans (in thousands):

	June 30,		December 31,
	2010	2009	2009
Commercial, financial and agricultural	$463,560	$464,377	$508,431
Real estate — construction	88,777	104,168	77,711
Real estate — mortgage	791,951	715,211	752,735
Consumer	175,384	195,366	175,492

	$1,519,672	$1,479,122	$1,514,369

At June 30, 2010, our real estate loans represent approximately 58.4% of our loan portfolio and are comprised of (i) commercial real estate loans of 33.2%, generally owner occupied, (ii) 1-4 family residence loans of 34.7%, (iii) residential development and construction loans of 7.6%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 4.1% and (v) other loans of 20.3%.
Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and Federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which are comprised of nonperforming loans, loans still accruing and past due 90 days or more and foreclosed assets, were $22.5 million at June 30, 2010, as compared to $14.1 million at June 30, 2009. As a percent of loans and foreclosed assets, nonperforming assets were 1.48% at June 30, 2010, as compared to 0.95% at June 30, 2009. The increased level of nonperforming assets is a result of a slowing real estate market and the recession.

Table 6 —	Nonaccrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	June 30,		December 31,
	2010	2009	2009
Nonaccrual loans	$14,240	$10,242	$18,540
Loans still accruing and past due 90 days or more	1	72	15
Restructured loans	—	—	—
Foreclosed assets	8,306	3,755	3,533

Total	$22,547	$14,069	$22,088

As a % of loans and foreclosed assets	1.48%	0.95%	1.46%
As a % of total assets	0.68%	0.46	0.67%
The majority of our nonaccrual loans are in our bank subsidiaries closer to the Dallas-Fort Worth metroplex where we have experienced more credit deterioration in our loan portfolio. The major categories of nonaccrual loans at June 30, 2010 are (i) 1-4 family residences (44%), (ii) ranches (22%) and (iii) lots for development (18%).
We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest income amounts related to these non-accrual loans were not significant for the second quarter and six-month periods ended June 30, 2010 and 2009.
Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see “Critical Accounting Policies – Allowance for Loan Losses” earlier in this section. The provision for loan losses was $3.0 million for the second quarter of 2010, as compared to $1.6 million for the second quarter of 2009. The provision for loan losses was $5.0 million for the first six months of 2010 as compared to $3.3 million for the first six months of 2009. The increase in the provision in 2010 was due to concern for the continuing national recession, a higher level of nonperforming assets and an increase in net charge-offs. As a percent of average loans, net loan charge-offs were 0.73% for the second quarter of 2010 compared to 0.27% during the second quarter of 2009. As a percent of average loans, net loan charge-offs were 0.49% for the six-month period of 2010 compared to 0.22% for the same period in 2009. The increase in the level of net charge-offs in 2010 was primarily from one commercial customer resulting in a $1.8 million charge-off. The allowance for loan losses as a percent of loans was 1.91% as of June 30, 2010, as compared to 1.57% as of June 30, 2009. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.

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
Table 7 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$28,750	$22,652	$27,612	$21,529

Charge-offs:
Commercial, financial and agricultural	2,181	204	2,273	519
Real Estate	315	491	967	683
Consumer	474	530	789	916

Total charge-offs	2,970	1,225	4,029	2,118

Recoveries:
Commercial, financial and agricultural	(53)	(72)	(91)	(148)
Real Estate	(19)	(20)	(66)	(35)
Consumer	(129)	(140)	(231)	(305)

Total recoveries	(201)	(232)	(388)	(488)

Net charge-offs	2,769	993	3,641	1,630

Provision for loan losses	2,973	1,588	4,983	3,348

Balance at June 30	$28,954	$23,247	$28,954	$23,247

Loans at period end	$1,519,672	$1,479,122	$1,519,672	$1,479,122
Average loans	1,511,587	1,481,792	1,502,504	1,524,211

Net charge-offs/average loans (annualized)	0.73%	0.27%	0.49%	0.22%
Allowance for loan losses/period-end loans	1.91	1.57	1.91	1.57
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	203.31	225.39	203.31	225.39
The ratio of our allowance to nonaccrual, past due 90 days still accruing and restructured loans has trended downward since 2007, as the economic conditions worsened. Although the ratio declined substantially in 2010 and 2009 from prior years when net charge-offs and nonperforming asset levels were historically low, management believes the allowance for loan losses is adequate at June 30, 2010 in spite of these trends.

Interest-Bearing Deposits in Banks. As of June 30, 2010, our interest-bearing deposits were $139.5 million compared with $17.3 million and $167.3 million as of June 30, 2009 and December 31, 2009, respectively. At June 30, 2010, interest-bearing deposits in banks included $73.8 million invested in FDIC-insured certificates of deposit, $25.1 million invested in money market accounts at a nonaffiliated regional bank, and $39.2 million maintained at the Federal Reserve Bank of Dallas. The increase in our interest-bearing deposits in banks was the result of several factors; including relatively lower loan demand, cash flows from maturing investment securities and a growth in deposits.
Trading Securities. As of June 30, 2009, trading securities totaled $31.2 million. No amounts were held in trading securities at June 30, 2010 or December 31, 2009. The trading securities portfolio is a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities are carried at estimated fair value with unrealized gains and losses included in earnings. The Company invested in trading securities in 2009 to improve its yield on daily funds and to lower its exposure on Federal funds. However, due to significantly lower interest rates, the Company has deployed these funds into our investment portfolio and into certificates of deposit at unaffiliated banks.
Available-for-Sale and Held-to-Maturity Securities. At June 30, 2010, securities with an amortized cost of $11.1 million were classified as securities held-to-maturity and securities with a fair value of $1.40 billion were classified as securities available-for-sale. As compared to December 31, 2009, the available for sale portfolio, carried at fair value, at June 30, 2010, reflected (i) an increase of $80.0 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $22.9 million in obligations of states and political subdivisions, (iii) a $7.6 million decrease in corporate and other bonds, and (iv) a $37.0 million increase in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

     Table 8 — Composition of Available-for-Sale and Held-to-Maturity Securities (dollars in thousands):

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$10,546	$286	$(9)	$10,823
Residential mortgage-backed securities	561	19	—	580

Total debt securities held-to-maturity	$11,107	$305	$(9)	$11,403

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$341,158	$10,916	$—	$352,074
Obligations of state and political subdivisions	460,466	18,599	(489)	478,576
Corporate bonds and other	66,361	4,946	—	71,307
Residential mortgage-backed securities	477,432	23,061	(2)	500,491

Total securities available-for-sale	$1,345,417	$57,522	$(491)	$1,402,448

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of state and political subdivisions	$14,652	$392	$(6)	$15,038
Residential mortgage-backed securities	621	16	(1)	636

Total debt securities held-to-maturity	$15,273	$408	$(7)	$15,674

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$260,018	$12,050	$—	$272,068
Obligations of state and political subdivisions	437,550	18,643	(561)	455,632
Corporate bonds and other	73,858	5,028	—	78,886
Residential mortgage-backed securities	442,823	20,995	(300)	463,518

Total securities available-for-sale	$1,214,249	$56,716	$(861)	$1,270,104

During the quarters ended June 30, 2010 and 2009, sales of investment securities that were classified as available-for-sale totaled $11.8 million and $30.0 million, respectively. Gross realized gains from 2010 and 2009 securities sales totaled $72 thousand and $498 thousand, respectively. There were no losses on securities sales during these periods. During the six-months ended June 30, 2010 and 2009, sales of investment securities that were classified as available-for-sale totaled $15.0 million and $35.4 million, respectively. Gross realized gains from 2010 and 2009 securities sales totaled $72 thousand and $747 thousand, respectively. There were no losses realized on securities sales during these periods. The specific identification method was used to determine cost on computing the realized gains.
Table 9 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at June 30, 2010 (in thousands, except percentages):

					Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$6,164	7.28%	$4,107	6.95%	$135	6.01%	$140	6.76%	$10,546	7.13%
Residential mortgage-backed securities	13	6.01	332	4.50	216	3.36	—	—	561	4.21

Total	$6,177	7.27%	$4,439	6.75%	$351	4.38%	$140	6.76%	$11,107	6.98%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$124,328	3.39%	$227,746	3.00%	$—	—%	$—	—%	$352,074	3.14%
Obligations of states and political subdivisions	24,871	5.80	151,951	5.63	254,765	6.20	46,989	6.20	478,576	6.00
Corporate bonds and other securities	24,591	4.33	39,922	4.78	6,794	7.08	—	—	71,307	4.81
Residential mortgage-backed securities	23,434	5.18	403,667	4.73	73,383	3.97	7	4.26	500,491	4.64

Total	$197,224	4.03%	$823,286	4.35%	$334,942	5.73%	$46,996	6.20%	$1,402,448	4.73%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
Total Available-for-Sale and	or Less		Five Years		Ten Years		Ten Years		Total
Held- to-Maturity Securities:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$124,328	3.39%	$227,746	3.00%	$—	—%	$—	—%	$352,074	3.14%
Obligations of states and political subdivisions	31,035	6.09	156,058	5.67	254,900	6.20	47,129	6.20	489,122	6.02
Corporate bonds and other securities	24,591	4.33	39,922	4.78	6,794	7.08	—	—	71,307	4.81
Residential mortgage-backed securities	23,447	5.18	403,999	4.73	73,599	3.97	7	4.26	501,052	4.64

Total	$203,401	4.13%	$827,725	4.36%	$335,293	5.73%	$47,136	6.20%	$1,413,555	4.75%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

     Table 10 — Disclosure of Available-for-Sale and Held-to-Maturity Securities with Continuous Unrealized Loss
The following tables disclose, as of June 30, 2010 and December 31, 2009, our available-for-sale and held-to-maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
June 30, 2010	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$16,150	$322	$4,313	$176	$20,463	$498
Residential mortgage-backed securities	515	2	—	—	515	2

Total	$16,665	$324	$4,313	$176	$20,978	$500

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$21,703	$428	$2,798	$139	$24,501	$567
Residential mortgage-backed securities	27,619	300	82	1	27,701	301

Total	$49,322	$728	$2,880	$140	$52,202	$868

The number of investment positions in this unrealized loss position totaled 53 at June 30, 2010. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2010 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are guaranteed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
As of June 30, 2010, the investment portfolio had an overall tax equivalent yield of 4.75%, a weighted average life of 3.81 years and modified duration of 3.31 years.
Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $2.71 billion as of June 30, 2010, as compared to $2.47 billion as of June 30, 2009. Table 11 provides a breakdown of average deposits and rates paid for the second quarter and six month period ended June 30, 2010 and 2009:

     Table 11 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended June 30,
	2010		2009
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Noninterest-bearing deposits	$801,216	—%	$753,473	—%

Interest-bearing deposits
Interest-bearing checking	657,979	0.31	592,393	0.33
Savings and money market accounts	459,215	0.31	432,981	0.43
Time deposits under $100,000	346,724	1.31	362,519	1.72
Time deposits of $100,000 or more	438,579	1.34	347,747	1.90

Total interest-bearing deposits	1,902,497	0.73%	1,735,640	0.96%

Total average deposits	$2,703,713		$2,489,113

	Six Months Ended June 30,
	2010		2009
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing deposits	$794,570	—%	$754,851	—%

Interest-bearing deposits
Interest-bearing checking	671,413	0.30	612,595	0.36
Savings and money market accounts	456,606	0.33	432,031	0.45
Time deposits under $100,000	348,102	1.35	366,458	1.86
Time deposits of $100,000 or more	422,193	1.40	340,179	2.07

Total interest-bearing deposits	1,898,314	0.74%	1,751,263	1.03%

Total average deposits	$2,692,884		$2,506,114

Short-Term Borrowings. Included in short-term borrowings were Federal funds purchased and securities sold under repurchase agreements of $159.5 million and $176.7 million at June 30, 2010 and 2009, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds which we pledge our securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of Federal funds purchased and securities sold under repurchase agreements was $177.4 million and $171.9 million in the second quarters of 2010 and 2009, respectively. The average rates paid on Federal funds purchased and securities sold under repurchase agreements were 0.30% and 0.45% for the second quarters of 2010 and 2009, respectively. The average balance of Federal funds purchased and securities sold under repurchase agreements was $175.6 million and $201.4 million in the first six month periods of 2010 and 2009, respectively. The average rates paid on Federal funds purchased and securities sold under repurchase agreements were 0.34% and 0.45% for the first six month periods of 2010 and 2009, respectively.

Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $431.0 million, or 12.92% of total assets, at June 30, 2010, as compared to $388.9 million, or 12.64% of total assets, at June 30, 2009. Included in shareholders’ equity at June 30, 2010 and June 30, 2009, were $37.1 million and $23.1 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the second quarter of 2010, total shareholders’ equity averaged $426.0 million, or 12.75% of average assets, as compared to $389.1 million, or 12.62% of average assets, during the same period in 2009. For the six months ended June 30, 2010, total shareholders’ equity averaged $422.1 million, or 12.70% of average assets, as compared to $385.0 million, or 12.32% of average assets, during the same period in 2009.
Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of June 30, 2010, our total risk-based and leverage capital ratios were 19.48% and 10.63%, respectively, as compared to total risk-based and leverage capital ratios of 18.61% and 10.53% as of June 30, 2009. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.
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
As of June 30, 2010, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 0.38% and 0.01%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a positive variance in a net interest income of 0.16% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of June 30, 2010 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.
Liquidity
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, Federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell Federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing Federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $159.5 million at June 30, 2010, and an unfunded $25.0 million line of credit established with a nonaffiliated bank which matures on June 30, 2011. First Financial Bank, N. A., Abilene also has Federal funds purchased lines of credit with two non-affiliated banks totaling $60.0 million. No amount was outstanding at June 30, 2010.
On December 30, 2009, we renewed our loan agreement, effective December 31, 2009, with The Frost National Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2011, interest is paid quarterly at Wall Street Journal Prime, and the line of credit matures June 30, 2011. If a balance exists at June 30, 2011, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. Management believes the Company was in compliance with financial covenants at June 30, 2010. There was no outstanding balance under the line of credit as of June 30, 2010, or December 31, 2009.

Given the strong core deposit base, relatively low loan to deposit ratios maintained at our subsidiary banks and dividend capacity of our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.
In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and interest-bearing deposits in banks at our parent company, which totaled $50.1 million at June 30, 2010, investment securities which totaled $13.7 million (of which 61.3% matures within 2.3 years and the remaining portion in 12 years), available dividends from subsidiary banks which totaled $41.5 million at June 30, 2010, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.
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
Table 12 – Commitments as of June 30, 2010 (in thousands):

Total Notional
Amounts
Committed
Unfunded lines of credit	$310,107
Unfunded commitments to extend credit	60,230
Standby letters of credit	21,347

Total commercial commitments	$391,684

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At June 30, 2010, approximately $41.5 million was available for the payment of intercompany dividends by the subsidiaries without the prior approval of regulatory agencies.
Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 50.78% and 51.89% of net earnings, respectively, for the first half of 2010 and the same period in 2009. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.
Our state bank subsidiary, which is a member of the Federal Reserve System, and each of our national banking association subsidiaries are required by Federal law to obtain the prior approval of the Federal Reserve Board and the OCC, respectively, to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).
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
Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources — Interest Rate Risk” for disclosure regarding this market risk.

Item 4.	Controls and Procedures
As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of June 30, 2010.
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II
OTHER INFORMATION

Item 6.	Exhibits
The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K Annual Report for the ended December 31, 2008).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 1, 2010).

10.2	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.4	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-Q filed May 4, 2010).

10.5	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).

10.6	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed December 31, 2006).

10.7	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed December 31, 2007).

10.8	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q filed July 25, 2008).

10.9	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 22, 2008).

10.10	—	Sixth Amendment to Loan Agreement, dated June 16, 2009, signed June 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K filed on June 30, 2009).

10.11	—	Seventh Amendment to Loan Agreement, dated December 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K filed December 30, 2009).

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
Date: July 28, 2010	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: July 28, 2010	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer