Form 10-Q
period 2010-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2010-11-02
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2010
Common Stock, $0.01 par value per share	20,852,152

TABLE OF CONTENTS

Page
PART I

FINANCIAL INFORMATION

Item
1. Financial Statements	3
Consolidated Balance Sheets – Unaudited	4
Consolidated Statements of Earnings – Unaudited	5
Consolidated Statements of Comprehensive Earnings – Unaudited	6
Consolidated Statements of Changes in Shareholders’ Equity – Unaudited	7
Consolidated Statements of Cash Flows – Unaudited	8
Notes to Consolidated Financial Statements – Unaudited	9

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3. Quantitative and Qualitative Disclosures About Market Risk	43

4. Controls and Procedures	43

PART II

OTHER INFORMATION

6. Exhibits	44

Signatures	45

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at September 30, 2010 and 2009 and December 31, 2009, the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2010 and 2009, and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2010 and 2009, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,		December 31,
	2010	2009	2009
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$91,492	$89,326	$139,915
FEDERAL FUNDS SOLD	6,135	38,045	14,290
INTEREST-BEARING DEPOSITS IN BANKS	231,532	23,884	167,336

Total cash and cash equivalents	329,159	151,255	321,541

TRADING SECURITIES, at fair value	—	4,779	—

SECURITIES HELD-TO-MATURITY (fair value of $9,474, $15,824 and $15,674 at September 30, 2010 and 2009 and December 31, 2009, respectively)	9,229	15,324	15,273

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,412,173	1,303,347	1,270,104

LOANS
Held for investment	1,528,761	1,449,343	1,510,046
Held for sale	8,947	5,054	4,323

	1,537,708	1,454,397	1,514,369
Less: Allowance for loan losses	(30,013)	(25,532)	(27,612)

Net loans	1,507,695	1,428,865	1,486,757

BANK PREMISES AND EQUIPMENT, net	67,387	63,659	64,363
INTANGIBLE ASSETS	62,690	63,351	63,152
OTHER ASSETS	59,150	45,613	58,266

Total assets	$3,447,483	$3,076,193	$3,279,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$781,228	$719,266	$836,323
INTEREST-BEARING DEPOSITS	1,957,417	1,739,637	1,848,434

Total deposits	2,738,645	2,458,903	2,684,757

DIVIDENDS PAYABLE	7,090	7,080	7,081
SHORT-TERM BORROWINGS	178,097	160,401	146,094
OTHER LIABILITIES	72,720	34,275	25,822

Total liabilities	2,996,552	2,660,659	2,863,754

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value, authorized 40,000,000 shares; 20,852,152, 20,822,396, and 20,826,431 shares issued at September 30, 2010 and 2009 and December 31, 2009, respectively	208	208	208
Capital surplus	270,355	269,073	269,294
Retained earnings	138,002	109,663	115,123
Treasury stock (shares at cost: 165,376, 161,546, and 162,836 at September 30, 2010 and 2009, and December 31, 2009, respectively)	(4,115)	(3,746)	(3,833)
Deferred compensation	4,115	3,746	3,833
Accumulated other comprehensive earnings	42,366	36,590	31,077

Total shareholders’ equity	450,931	415,534	415,702

Total liabilities and shareholders’ equity	$3,447,483	$3,076,193	$3,279,456

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$23,093	$22,642	$68,259	$68,385
Interest on investment securities:
Taxable	9,026	9,144	27,229	27,951
Exempt from federal income tax	4,758	4,705	14,068	13,332
Interest on trading securities	—	11	—	151
Interest on federal funds sold and interest-bearing deposits in banks	382	96	1,102	209

Total interest income	37,259	36,598	110,658	110,028

INTEREST EXPENSE:
Interest on deposits	3,249	3,836	10,247	12,768
Other	96	179	394	633

Total interest expense	3,345	4,015	10,641	13,401

Net interest income	33,914	32,583	100,017	96,627
PROVISION FOR LOAN LOSSES	1,988	3,706	6,971	7,054

Net interest income after provision for loan losses	31,926	28,877	93,046	89,573

NONINTEREST INCOME:
Trust fees	2,706	2,328	7,904	6,570
Service charges on deposit accounts	5,100	5,732	15,252	16,294
ATM and credit card fees	2,915	2,427	8,255	7,062
Real estate mortgage operations	1,154	731	2,571	2,177
Net gain on securities transactions	7	897	79	1,645
Net gain on sale of student loans	—	273	—	889
Net gain (loss) on sale of foreclosed assets	313	(127)	383	(187)
Other	731	618	2,164	2,086

Total noninterest income	12,926	12,879	36,608	36,536

NONINTEREST EXPENSE:
Salaries and employee benefits	13,126	12,201	38,624	36,434
Net occupancy expense	1,654	1,599	4,793	4,785
Equipment expense	1,851	1,920	5,542	5,828
Printing, stationery and supplies	425	508	1,283	1,405
FDIC insurance premiums	975	818	2,953	4,074
Correspondent bank service charges	192	204	564	839
ATM and interchange expense	890	708	2,419	2,127
Professional and service fees	712	603	2,042	1,941
Amortization of intangible assets	151	214	463	652
Other expenses	4,730	4,243	13,312	12,240

Total noninterest expense	24,706	23,018	71,995	70,325

EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	20,146	18,738	57,659	55,784
INCOME TAX EXPENSE	5,213	4,752	14,811	14,528

NET EARNINGS BEFORE EXTRAORDINARY ITEM	14,933	13,986	42,848	41,256
EXTRAORDINARY ITEM — EXPROPRIATION OF LAND, NET OF INCOME TAXES OF $697	1,296	—	1,296	—

NET EARNINGS	$16,229	$13,986	$44,144	$41,256

EARNINGS PER SHARE, BASIC BEFORE EXTRAORDINARY ITEM	$0.72	$0.67	$2.06	$1.98

EARNINGS PER SHARE, ASSUMING DILUTION BEFORE EXTRAORDINARY ITEM	$0.72	$0.67	$2.05	$1.98

EARNINGS PER SHARE, BASIC	$0.78	$0.67	$2.12	$1.98

EARNINGS PER SHARE, ASSUMING DILUTION	$0.78	$0.67	$2.12	$1.98

DIVIDENDS PER SHARE	$0.34	$0.34	$1.02	$1.02

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET EARNINGS	$16,229	$13,986	$44,144	$41,256

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	16,201	30,594	17,447	41,245

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(7)	(897)	(79)	(1,645)

Total other items of comprehensive earnings	16,194	29,697	17,368	39,600

Income tax expense related to other items of comprehensive earnings	(5,668)	(10,394)	(6,079)	(13,860)

COMPREHENSIVE EARNINGS	$26,755	$33,289	$55,433	$66,996

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2008	20,799,198	$208	$268,087	$89,637	(158,811)	$(3,500)	$3,500	$10,850	$368,782

Net earnings (unaudited)	—	—	—	41,256	—	—	—	—	41,256

Stock issuances (unaudited)	23,198	—	583	—	—	—	—	—	583

Cash dividends declared, $1.02 per share (unaudited)	—	—	—	(21,230)	—	—	—	—	(21,230)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	25,740	25,740

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	195	—	—	—	—	—	195

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,735)	(246)	246	—	—

Stock option expense (unaudited)	—	—	208	—	—	—	—	—	208

Balances at September 30, 2009 (unaudited)	20,822,396	$208	$269,073	$109,663	(161,546)	$(3,746)	$3,746	$36,590	$415,534

Balances at December 31, 2009	20,826,431	$208	$269,294	$115,123	(162,836)	$(3,833)	$3,833	$31,077	$415,702

Net earnings (unaudited)	—	—	—	44,144	—	—	—	—	44,144

Stock issuances (unaudited)	25,721	—	658	—	—	—	—	—	658

Cash dividends declared, $1.02 per share (unaudited)	—	—	—	(21,265)	—	—	—	—	(21,265)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	11,289	11,289

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	113	—	—	—	—	—	113

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,540)	(282)	282	—	—

Stock option expense (unaudited)	—	—	290	—	—	—	—	—	290

Balances at September 30, 2010 (unaudited)	20,852,152	$208	$270,355	$138,002	(165,376)	$(4,115)	$4,115	$42,366	$450,931

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$44,144	$41,256
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,275	5,842
Provision for loan losses	6,971	7,054
Securities premium amortization (discount accretion), net	3,236	923
Gain on sale of assets, net	(2,570)	(2,391)
Deferred federal income tax expense (benefit)	254	(104)
Trading securites activity, net	—	51,212
Loans originated for resale	(102,860)	(146,500)
Proceeds from sales of loans held for resale	98,236	196,979
Change in other assets	3,930	5,974
Change in other liabilities	5,136	3,522

Total adjustments	17,608	122,511

Net cash provided by operating activities	61,752	163,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	17,403	44,904
Maturities	145,720	144,712
Purchases	(255,153)	(214,507)
Activity in held-to-maturity securities — maturities	6,049	8,175
Net decrease (increase) in loans	(33,107)	55,269
Purchases of bank premises and equipment and computer software	(9,090)	(2,504)
Proceeds from sale of other assets	8,750	2,237

Net cash provided by (used in) investing activities	(119,428)	38,287

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(55,095)	(77,811)
Net increase (decrease) in interest-bearing deposits	108,984	(46,039)
Net increase (decrease) in short-term borrowings	32,003	(75,197)
Common stock transactions:
Proceeds from stock issuances	658	583
Dividends paid	(21,256)	(21,222)

Net cash provided by (used in) financing activities	65,294	(219,687)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,618	(17,633)

CASH AND CASH EQUIVALENTS, beginning of period	321,541	168,888

CASH AND CASH EQUIVALENTS, end of period	$329,159	$151,255

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$10,830	$14,190
Federal income tax paid	12,994	14,147
Transfer of loans to foreclosed assets	9,822	3,836
Investment securities purchased but not settled	35,830	—
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
Through our subsidiary banks, we conduct a full-service commercial banking business. Our service centers are located primarily in North Central and West Texas. Including the branches and locations of all our bank subsidiaries, as of September 30, 2010, we had 50 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, Glen Rose, Odessa and Fort Worth. Our trust subsidiary has six locations in Abilene, San Angelo, Stephenville, Sweetwater, Fort Worth and Odessa, all in Texas.
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009. All adjustments were of a normal recurring nature, except for the extraordinary item discussed in Note 6. However, the results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the year ending December 31, 2010, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted under SEC rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.
Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with these evaluations.

Note 2 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2010 and 2009, were 20,849,902 and 20,819,398 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine months ended September 30, 2010 and 2009, were 20,844,258 and 20,810,112 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended September 30, 2010 and 2009, were 20,854,489 and 20,844,567, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2010 and 2009, were 20,863,935 and 20,830,932, respectively
Note 3 — Securities
A summary of available-for-sale and held-to-maturity securities follows (in thousands):

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$8,693	$227	$—	$8,920
Residential mortgage-backed securities	536	18	—	554

Total debt securities held-to-maturity	$9,229	$245	$—	$9,474

Securities available-for-sale:
U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$307,761	$11,234	$—	$318,995
Obligations of states and political subdivisions	486,067	32,388	(40)	518,415
Corporate bonds and other	64,088	5,566	—	69,654
Residential mortgage-backed securities	481,033	24,077	(1)	505,109

Total securities available-for-sale	$1,338,949	$73,265	$(41)	$1,412,173

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$14,652	$392	$(6)	$15,038
Residential mortgage-backed securities	621	16	(1)	636

Total debt securities held-to-maturity	$15,273	$408	$(7)	$15,674

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$260,018	$12,050	$—	$272,068
Obligations of states and political subdivisions	437,550	18,643	(561)	455,632
Corporate bonds and other	73,858	5,028	—	78,886
Residential mortgage-backed securities	442,823	20,995	(300)	463,518

Total securities available-for-sale	$1,214,249	$56,716	$(861)	$1,270,104

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2010, were computed by using scheduled amortization of balances and historical prepayment rates. At September 30, 2010 and December 31, 2009, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.
The amortized cost and estimated fair value of debt securities at September 30, 2010, by contractual and expected maturity, are shown below (in thousands):

	Held-to-Maturity		Available-for-Sale
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$7,049	$7,189	$150,107	$153,275
Due after one year through five years	1,644	1,731	394,321	415,762
Due after five years through ten years	—	—	282,963	305,884
Due after ten years	—	—	30,525	32,143
Mortgage-backed securities	536	554	481,033	505,109

Total	$9,229	$9,474	$1,338,949	$1,412,173

During the quarter ended September 30, 2010 and 2009, sales of investment securities that were classified as available-for-sale totaled $2.4 million and $9.5 million, respectively. Gross realized gains from 2010 and 2009 securities sales during the third quarter totaled $7 thousand and $897 thousand, respectively. There were no losses realized on securities sales during these periods. During the nine-months ended September 30, 2010 and 2009, sales of investment securities that were classified as available-for-sale totaled $17.4 million and $44.9 million, respectively. Gross realized gains from 2010 and 2009 securities sales during the nine months totaled $79 thousand and $1.6 million, respectively. There were no losses realized on securities sales during these periods. The specific identification method was used to determine cost in order to compute the realized gains.

The following tables disclose, as of September 30, 2010 and December 31, 2009, our available-for-sale and held-to-maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
September 30, 2010	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of states and political subdivisions	$3,751	$3	$2,227	$37	$5,978	$40
Residential mortgage-backed securities	513	1	—	—	513	1

Total	$4,264	$4	$2,227	$37	$6,491	$41

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of states and political subdivisions	$21,703	$428	$2,798	$139	$24,501	$567
Residential mortgage-backed securities	27,619	300	82	1	27,701	301

Total	$49,322	$728	$2,880	$140	$52,202	$868

The number of investment positions in this unrealized loss position totaled ten at September 30, 2010. We do not believe these unrealized losses are “other than temporary” as (1) we do not have the intent to sell our securities prior to recovery and/or maturity and (2) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2010 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
As of September 30, 2009, trading securities totaled $4.8 million. No amounts were held in trading securities at September 30, 2010 or December 31, 2009. The trading securities portfolio was a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities were carried at estimated fair value with unrealized gains and losses included in earnings. The Company invested in trading securities in 2008 and part of 2009 to improve its yield on daily funds and to lower its exposure on Federal funds. However, due to significantly lower interest rates, the Company has deployed these funds into our investment portfolio and into FDIC fully insured certificates of deposit at unaffiliated banks.
Securities, carried at approximately $766.0 million at September 30, 2010, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

Note 4 —Loans And Allowance for Loan Losses
Major classifications of loans are as follows (dollars in thousands):

	September 30,		December 31,
	2010	2009	2009
Commercial, financial and agricultural	$462,024	$463,723	$508,431
Real estate — construction	85,145	98,736	77,711
Real estate — mortgage	807,256	709,866	752,735
Consumer	183,283	182,072	175,492

Total Loans	$1,537,708	$1,454,397	$1,514,369

Included in real estate-mortgage loans above are $8.9 million and $4.3 million, respectively, in loans held for sale at September 30, 2010 and December 31, 2009 in which the carrying amounts approximate fair value. Included in real estate-mortgage and consumer loans above are $3.5 million and $1.5 million, respectively, in loans held for sale at September 30, 2009, in which the carrying amounts approximate fair value.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

September 30, 2010		September 30, 2009		December 31, 2009
Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance	Investment	Allowance
$14,110	$2,633	$14,585	$2,907	$18,540	$3,340

The allowance for loan losses as of September 30, 2010 and 2009 and December 31, 2009, is presented below. The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	September 30,		December 31,
	2010	2009	2009
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$2,633	$2,907	$3,340
Remaining portfolio	27,380	22,625	24,272

Total allowance for loan losses	$30,013	$25,532	$27,612

Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$28,954	$23,247	$27,612	$21,529

Add:
Provision for loan losses	1,988	3,706	6,971	7,054
Loan recoveries	249	241	638	729

Deduct:
Loan charge-offs	(1,178)	(1,662)	(5,208)	(3,780)

Balance at end of period	$30,013	$25,532	$30,013	$25,532

Nonaccrual loans, loans still accruing and past due 90 days or more, restructured loans and foreclosed assets are as follows (in thousands, except percentages):

	September 30,		December 31,
	2010	2009	2009
Nonaccrual loans	$14,110	$14,585	$18,540
Loans still accruing and past due 90 days or more	69	56	15
Restructured loans	—	—	—
Foreclosed assets	8,217	4,367	3,533

Total	$22,396	$19,008	$22,088

As a % of total loans and foreclosed assets	1.45%	1.30%	1.46%
As a % of total assets	0.65%	0.62%	0.67%
Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At September 30, 2010, approximately $293.7 million in loans held by these subsidiaries were subject to blanket liens as security for letters of credit issued under these lines of credit.
Note 5 — Income Taxes
Income tax expense was $5.2 million for the third quarter in 2010 as compared to $4.8 million for the same period in 2009. Our effective tax rates on pretax income were 26.70% and 25.36% for the third quarters of 2010 and 2009, respectively. Income tax expense was $14.8 million for the nine months ended September 30, 2010 as compared to $14.5 million for the same period in 2009. Our effective tax rates on pretax income were 26.00% and 26.04% for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rates differ from the statutory Federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes. The above effective tax rates for 2010 reflect income taxes related to the extraordinary item.

The increase in the effective tax rate for the third quarter ended September 30, 2010 over the same period in 2009 was largely the result of the effect of the extraordinary item offset by an increase in tax exempt income. The small decrease in the effective tax rate for the nine-month period ended September 30, 2010 over the same period in 2009 was due to the same reasons.
Note 6 — Extraordinary Item
In the third quarter of 2010, the Company recorded income from an extraordinary item in the amount of $1.3 million, after income taxes, related to the expropriation of a portion of our real property. The Texas Department of Transportation (TXDOT) expropriated a portion of our real property at our Southlake bank location to expand highway access. As a result, our current location’s accessibility significantly deteriorated and we have announced the construction of a new bank location in Southlake and will hold for sale the existing location. TXDOT paid $2.2 million for land and damages to our existing property resulting in a net gain of $2.0 million before income taxes.
Note 7 — Stock Based Compensation
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
The Company recorded stock option expense totaling approximately $97 thousand and $71 thousand, respectively, for the three-month periods ended September 30, 2010 and 2009. The Company recorded stock option expense totaling approximately $290 thousand and $208 thousand, respectively, for the nine-month periods ended September 30, 2010 and 2009.
The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.
Note 8 — Pension Plan
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
Net periodic benefit costs totaling $99 thousand and $80 thousand were recorded, respectively, for the three months ended September 30, 2010 and 2009. Net periodic benefit costs totaling $299 thousand and $241 thousand were recorded, respectively, for the nine months ended September 30, 2010 and 2009.

Note 9 — Recently Issued Authoritative Accounting Guidance
In 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by the new guidance became effective on January 1, 2010.
In 2010, the FASB issued authoritative guidance that requires entities to provide enhanced disclosures in the financial statements about their loans including credit risk exposures and the allowance for loan losses. While some of the required disclosures are already included in the management discussion and analysis section of our interim and annual filings, the new guidance will require inclusion of such analyses in the notes to the financial statements. Included in the new guidance are credit quality information, impaired loan information, loan modification information and nonaccrual and past due information. The period-end information will be required to be disclosed for the year ending December 31, 2010 and the activity-related information will be required to be disclosed beginning with the first quarter of 2011. The Company does not expect the adoption of this authoritative guidance to have a significant effect on the financial condition and results of operations.
Note 10 — Fair Value Disclosures
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
There were no transfers between Level 2 and Level 3 during the quarter and the nine-months ended September 30, 2010.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Available for sale investment securities:
U. S. Treasury securities and obligations of U. S. government sponsored-enterprises and agencies	$15,626	$303,369	$—	$318,995
Obligations of states and political subdivisions	23,300	495,115	—	518,415
Corporate bonds and other	3,933	65,721	—	69,654
Residential mortgage-backed securities	29,942	475,167	—	505,109

	$72,801	$1,339,372	$—	$1,412,173

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2010:
Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 input based on the discounting of the collateral measured by appraisals. At September 30, 2010, impaired loans with a carrying value of $14.1 million were reduced by specific valuation allowances totaling $2.6 million resulting in a net fair value of $11.5 million, based on Level 3 inputs.
Loans Held for Sale — Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At September 30, 2010, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Such amounts were not significant to the Company at September 30, 2010.
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
The estimated fair values and carrying values of all financial instruments under current authoritative guidance at September 30, 2010 and 2009, were as follows (in thousands):

	September 30,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and due from banks	$91,492	$91,492	$89,326	$89,326
Federal funds sold	6,135	6,135	38,045	38,045
Interest-bearing deposits in banks	231,532	231,532	23,884	23,884
Trading securities	—	—	4,779	4,779
Held to maturity securities	9,229	9,474	15,324	15,824
Available for sale securities	1,412,173	1,412,173	1,303,347	1,303,347
Loans	1,507,695	1,507,816	1,428,865	1,420,993
Accrued interest receivable	18,528	18,528	18,873	18,873
Deposits with stated maturities	801,806	804,754	686,131	688,924
Deposits with no stated maturities	1,936,839	1,936,839	1,772,772	1,772,772
Short term borrowings	178,097	178,097	160,401	160,401
Accrued interest payable	1,318	1,318	1,492	1,492
Note 11 — Acquisition — Subsequent Event
On November 1, 2010, the Company completed the acquisition of Sam Houston Financial Corp., the parent of The First State Bank, Huntsville, Texas for a combined cash and stock price of $22.2 million. At September 30, 2010, The First State Bank had loans of $104.8 million and deposits of $145.5 million.

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
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:
•	general economic conditions, including our local and national real estate markets and employment trends;
•	volatility and disruption in national and international financial markets;
•	the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Act and Basel III;
•	political instability;
•	the ability of the Federal government to deal with the national economic slowdown and the effect of stimulus packages enacted by Congress as well as future stimulus packages, if any;
•	competition from other financial institutions and financial holding companies;
•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	changes in the demand for loans;
•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;
•	the accuracy of our estimates of future loan losses;
•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;
•	soundness of other financial institutions with which we have transactions;
•	inflation, interest rate, market and monetary fluctuations;
•	changes in consumer spending, borrowing and savings habits;
•	continued increases in FDIC deposit insurance assessments;
•	our ability to attract deposits;
•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;
•	expansion of operations, including branch openings, new product offerings and expansion into new markets;
•	acquisitions and integration of acquired businesses; and
•	acts of God or of war or terrorism.
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
Regulatory Reform and Legislation
Congress and the regulators for financial institutions have proposed and passed significant changes to the laws, rules and regulations governing financial institutions. Most recently, the House of Representatives and Senate passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which the President has signed. Prior to the Dodd-Frank Act, Congress and the financial institution regulators made other significant changes affecting many aspects of banking. These recent actions address many issues including capital, interchange fees, compliance and risk management, debit card interchange fees, overdraft fees, the establishment of a new consumer regulator, healthcare, incentive compensation, expanded disclosures and corporate governance. While many of the new regulations are for financial institutions with assets greater than $10 billion, we expect the new regulations to reduce our revenues and increase our expenses in the future. We are closely monitoring those actions to determine the appropriate response to comply and at the same time minimize the adverse effect on our banks.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase — in arrangements for a strengthened set of capital requirements, known as Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk — weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The final package of Basel III reforms will be submitted to the Seoul G20 Leaders Summit in November 2010 for endorsement by G20 leaders, and then will be subject to individual adoption by member nations, including the United States. The Federal Reserve will likely implement changes to the capital adequacy standards applicable to the Company and our subsidiary banks in light of Basel III.
Acquisition — Subsequent Event
On November 1, 2010, the Company completed the acquisition of Sam Houston Financial Corp., the parent of The First State Bank, Huntsville, Texas for a combined cash and stock price of $22.2 million. At September 30, 2010, The First State Bank had loans of $104.8 million and deposits of $145.5 million.

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
When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether another-than-temporary impairment condition exists. Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity and (ii) whether it is more likely than not that we will have to sell our securities prior to recovery and/or maturity. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.
Results of Operations
Performance Summary. Net earnings for the third quarter of 2010 were $16.2 million compared to $14.0 million for the same period in 2009, or a 16.0% increase over the same period in 2009. Net earnings before extraordinary item for the third quarter of 2010 were $14.9 million, or a 6.8% increase over the same period in 2009.
Net earnings included income from an extraordinary item totaling $1.3 million, after related income taxes, related to the expropriation of a portion of our real property. The Texas Department of Transportation (TXDOT) expropriated a portion of real property at our Southlake bank location to expand highway access. As a result, our current location’s accessibility significantly deteriorated and we have announced the construction of a new bank location in Southlake and will hold for sale the existing location. TXDOT paid $2.2 million for land and damages to our existing property resulting in a net gain of $2.0 million before income taxes.

Net earnings for the third quarter of 2010 compared to the same period in 2009 were positively impacted by a 4.1% increase in net interest income, a $1.7 million decrease in the provision for loan losses and the extraordinary item (discussed above). Partially offsetting these factors was a 7.3% increase in noninterest expense.
Basic earnings per share for the third quarter of 2010 were $0.78 compared to $0.67 for the same quarter last year. Basic earnings per share before extraordinary item for the third quarter of 2010 were $0.72. The return on average assets was 1.91% for the third quarter of 2010, as compared to 1.81% for the same quarter of 2009. The return (based on net earnings before extraordinary item) on average assets was 1.76% for the third quarter of 2010. The return on average equity was 14.62% for the third quarter of 2010 as compared to 13.99% for the same quarter of 2009. The return (based on net earnings before extraordinary item) on average equity was 13.46% for the third quarter of 2010.
Net earnings for the nine-month period ended September 30, 2010 were $44.1 million, an increase of $2.9 million, or 7.0% compared to net earnings for the nine-month period ended September 30, 2009 of $41.3 million. Net earnings before extraordinary item for the nine months ended September 30, 2010 were $42.8 million, a 3.9% increase over the same period in 2009.
Net earnings for the nine months ended September 30, 2010 compared to the same period in 2009 were positively impacted by a 3.5% increase in net interest income, a $1.3 million increase in trust fees, a $1.1 million decrease in FDIC premiums and the extraordinary item discussed above. Partially offsetting these factors was a decrease in gain from sale of student loans of $889 thousand, a decrease in net gain on securities transactions of $1.6 million, and a $2.8 million increase in non-interest expense, exclusive of the FDIC insurance premiums.
Basic earnings per share basis, net earnings were $2.12 for the nine-months of 2010 as compared to $1.98 for the same period of 2009. Basic earnings per share before extraordinary item for the nine months ended September 30, 2010 were $2.06. The return on average assets was 1.77% for the first nine-months of 2010, as compared to 1.78% for the same period of 2009. The return on average assets (based on net earnings before extraordinary item) was 1.72% for the nine months ended September 30, 2010. The return on average equity was 13.78% for the first nine-months of 2010, as compared to 14.18% for the same period of 2009. The return on average equity (based on net earnings before extraordinary item) was 13.38% for the nine months ended September 30, 2010.
Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent net interest income was $36.6 million for the third quarter of 2010, as compared to $35.2 million for the same period last year. The increase in 2010 compared to 2009 was largely attributable to an increase in the volume of earning assets. Average earning assets increased $276.4 million for the third quarter of 2010 over the same period in 2009. Average short-term investments, average taxable securities and average loans increased $103.9 million, $78.0 million and $68.2 million, respectively, for the third quarter of 2010 over the third quarter of 2009. Average interest bearing liabilities increased $194.8 million for the third quarter of 2010, as compared to the same period in 2009. The yield on earning assets decreased 38 basis points during the third quarter of 2010, whereas the rate paid on interest-bearing liabilities decreased only 21 basis points in the third quarter of 2010 primarily due to the effects of lower interest rates.

Tax-equivalent net interest income was $108.0 million for the first nine months of 2010, as compared to $103.9 million for the same period last year. The increase in 2010 compared to 2009 was largely attributable to an increase in the volume of interest earning assets. Average interest earning assets increased $221.5 million for the first nine months of 2010 over the same period in 2009. Average short-term investments, average taxable securities, and average tax exempt securities increased $137.5 million, $38.6 million and $36.9 million, respectively, for the first nine months of 2010 over the first nine months of 2009. Average interest bearing liabilities increased $146.0 million for the first nine months of 2010, as compared to the same period in 2009. The yield on earning assets decreased 34 basis points, whereas the rate paid on interest-bearing liabilities decreased only 25 basis points in the first nine months of 2010, primarily due to the effects of lower interest rates.
Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.
     Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2009			September 30, 2009
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$568	$(283)	$285	$2,065	$(1,173)	$892
Taxable investment securities (1)	835	(964)	(129)	1,229	(2,101)	(872)
Tax-exempt investment securities (2)	413	(291)	122	1,727	(475)	1,252
Loans (2) (3)	1,064	(532)	532	394	(339)	55

Interest income	2,880	(2,070)	810	5,415	(4,088)	1,327

Interest-bearing deposits	462	(1,049)	(587)	1,228	(3,748)	(2,520)
Short-term borrowings	(14)	(68)	(82)	(72)	(168)	(240)

Interest expense	448	(1,117)	(669)	1,156	(3,916)	(2,761)

Net interest income	$2,432	$(953)	$1,479	$4,259	$(172)	$4,087

(1)	Trading securities are included in taxable investment securities.

(2)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(3)	Nonaccrual loans are included in loans.
The net interest margin for the third quarter of 2010 was 4.67%, a decrease of 25 basis points from the same period in 2009. The net interest margin for the nine months ended September 30, 2010, was 4.68%, a decrease of 17 basis points from the same period in 2009. These decreases are largely the result of the extended period of low short-term interest rates. The target Federal funds rate was reduced to a range of zero to 25 basis points in December 2008. The low level of interest rates has reduced the yields on our short-term investments and investment securities as the proceeds from maturing investment securities have been invested at lower rates. We have partially offset this effect by reducing rates paid on interest bearing liabilities. Should interest rates remain at the current low levels for an extended period, we anticipate added pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.
     Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three months ended September 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Short-term investments (1)	$168,709	$381	0.90%	$64,838	$96	0.59%
Taxable investment securities (2)(3)	933,394	9,026	3.87	855,409	9,155	4.28
Tax-exempt investment securities (3)(4)	476,889	7,182	6.02	450,508	7,060	6.27
Loans (4)(5)	1,533,624	23,389	6.05	1,465,423	22,857	6.19

Total earning assets	3,112,616	39,978	5.10%	2,836,178	39,168	5.48%
Cash and due from banks	101,173			95,935
Bank premises and equipment, net	66,195			63,795
Other assets	50,926			36,079
Goodwill and other intangible assets, net	62,766			63,461
Allowance for loan losses	(29,444)			(23,674)

Total assets	$3,364,232			$3,071,774

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$1,939,078	$3,249	0.66%	$1,730,708	$3,836	0.88%
Short-term borrowings	158,051	97	0.24	171,621	179	0.41

Total interest-bearing liabilities	2,097,129	3,346	0.63%	1,902,329	4,015	0.84%

Noninterest-bearing deposits	787,069			738,625
Other liabilities	39,756			34,143

Total liabilities	2,923,954			2,675,097
Shareholders’ equity	440,278			396,677

Total liabilities and shareholders’ equity	$3,364,232			$3,071,774

Net interest income		$36,632			$35,153

Rate Analysis:
Interest income/earning assets			5.10%			5.48%
Interest expense/earning assets			0.43			0.56

Net yield on earning assets			4.67%			4.92%

	Nine months ended September 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Short-term investments (1)	$186,560	$1,102	0.79%	$49,109	$209	0.57%
Taxable investment securities (2) (3)	920,279	27,229	3.95	881,726	28,102	4.25
Tax-exempt investment securities (3) (4)	463,508	21,209	6.10	426,621	19,958	6.24
Loans (4)(5)	1,512,992	69,070	6.10	1,504,400	69,015	6.13

Total earning assets	3,083,339	118,610	5.14%	2,861,856	117,284	5.48%
Cash and due from banks	104,661			102,907
Bank premises and equipment, net	65,820			64,526
Other assets	49,741			36,754
Goodwill and other intangible assets, net	62,917			63,674
Allowance for loan losses	(29,055)			(22,900)

Total assets	$3,337,423			$3,106,817

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$1,912,051	10,247	0.72%	$1,744,336	$12,768	0.98%
Short-term borrowings	169,692	393	0.31	191,376	633	0.44

Total interest-bearing liabilities	2,081,743	10,640	0.68	1,935,712	13,401	0.93%

Noninterest-bearing deposits	792,042			749,383
Other liabilities	35,379			32,801

Total liabilities	2,909,164			2,717,896
Shareholders’ equity	428,259			388,921

Total liabilities and shareholders’ equity	$3,337,423			$3,106,817

Net interest income		$107,970			$103,883

Rate Analysis:
Interest income/earning assets			5.14%			5.48%
Interest expense/earning assets			0.46			0.63

Net yield on earning assets			4.68%			4.85%

(1)	Short-term investments are comprised of Federal funds sold and interest-bearing deposits in banks.

(2)	Trading securities are included in taxable investment securities.

(3)	Average balances include unrealized gains and losses on available-for-sale securities.

(4)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(5)	Nonaccrual loans are included in loans.
Noninterest Income. Noninterest income for the third quarter of 2010 was $12.9 million, a slight increase over the same period in 2009. Trust fees increased $378 thousand, real estate mortgage operations increased $423 thousand and ATM and credit card fees increased $488 thousand. The increase in trust fees reflects higher oil and gas prices, the migration of non-managed accounts to fully managed and fee based accounts and an increase in assets under management over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.22 billion at September 30, 2010 as compared to $2.03 billion for the same date in 2009. Real estate mortgage income increased due to the lower rate mortgage environment and resultant refinancing. The increase in ATM and credit card fees is primarily a result of increased use of debit cards and an increase in net new accounts. Offsetting these increases was a 2009 third quarter net gain on securities transactions of $897 thousand compared to only $7 thousand in the third quarter of 2010 and a decrease in service charge income of $632 thousand, primarily from decreased customer use of overdraft services and changes in overdraft regulations. The Company cannot provide any assurance as to the ultimate impact of these new regulations on the amount of service charge income reported in future periods.

Noninterest income for the nine-month period ended September 30, 2010, was $36.6 million, a slight increase over the same period in 2009. Trust fees increased $1.3 million, real estate mortgage operations increased $394 thousand, ATM and credit card fees increased $1.2 million and an improved disposition of foreclosed assets of $570 thousand. The increase in trust fees reflects higher oil and gas prices, the migration of non-managed accounts to fully managed and fee based accounts and an increase in assets under management over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.22 billion at September 30, 2010 as compared to $2.03 billion for the same date in 2009. Real estate mortgage income increased due to the low rate mortgage environment and resultant volume of refinancing. The increase in ATM and credit card fees is primarily a result of increased use of debit cards and an increase in net new accounts. Offsetting these increases were decreases in the gain on sale of student loans, gains on securities transactions and service charges on deposits. In the first three quarters of 2009, we recorded a gain of $889 thousand on the sale of approximately $84.3 million in student loans, which represented substantially our entire student loan portfolio. The Company suspended its student loan origination activities as a result of changes mandated by the Department of Education and Congress which transferred the student loan program into direct lending with the government. At September 30, 2010, the Company held no student loans and had no student loan transactions in 2010. Securities transactions gains totaled $1.6 million in the nine-month period of 2009 compared to only $79 thousand for the same period in 2010. Service charges on deposit accounts decreased of $1.0 million compared to the same period in 2009, primarily from decreased customer use of overdraft services and changes in overdraft regulations. The Company cannot provide any assurance as to the ultimate impact of these new regulations on the amount of service charge income reported in future periods.
     Table 3 — Noninterest Income (in thousands):

	Three Months Ended
	September 30,			Nine Months Ended September 30,
		Increase			Increase
	2010	(Decrease)	2009	2010	(Decrease)	2009
Trust fees	$2,706	$378	$2,328	$7,904	$1,334	$6,570
Service charges on deposit accounts	5,100	(632)	5,732	15,252	(1,042)	16,294
Real estate mortgage operations	1,154	423	731	2,571	394	2,177
Gain on sale of student loans	—	(273)	273	—	(889)	889
ATM and credit card fees	2,915	488	2,427	8,255	1,193	7,062
Net gain on securities transactions	7	(890)	897	79	(1,566)	1,645
Net gain (loss) on sale of foreclosed assets	313	440	(127)	383	570	(187)

Other:
Check printing fees	45	(60)	105	172	(141)	313
Safe deposit rental fees	91	1	90	357	1	356
Exchange fees	28	1	27	77	8	69
Credit life and debt protection fees	43	(31)	74	125	(38)	163
Brokerage commissions	66	(23)	89	215	15	200
Interest on loan recoveries	69	26	43	361	132	229
Miscellaneous income	389	199	190	857	101	756

Total other	731	113	618	2,164	78	2,086

Total Noninterest Income	$12,926	$47	$12,879	$36,608	$72	$36,536

Noninterest Expense. Total noninterest expense for the third quarter of 2010 was $24.7 million, an increase of $1.7 million, or 7.3%, as compared to the same period in 2009. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the third quarter of 2010 was 47.92%, unchanged from the same period in 2009. The efficiency ratio for 2010 include the income from the extraordinary item.

Salaries and employee benefits for the third quarter of 2010 totaled $13.1 million, an increase of $925 thousand, or 7.6%, as compared to 2009. The increase was largely the result of an increase in profit sharing plan expense.
All other categories of noninterest expense for the third quarter of 2010 totaled $11.6 million, an increase of $763 thousand, or 7.1%, as compared to the same period in 2009. Categories of noninterest expense with increases included FDIC insurance premiums, ATM and interchange expense, professional and service fees, legal fees and other real estate expenses. FDIC insurance increased $157 thousand, primarily as a result of the increase in deposits. ATM and interchange expense increased $182 thousand, primarily a result of increased use of debit cards. Professional and service fees were $109 thousand higher, largely as a result of volume-related increases in expenses related to internet banking services. Legal fees increased $111 thousand, largely as a result of expenses related to the pending acquisition of The First State Bank, Huntsville, Texas. Other real estate expenses increased $262 thousand due to higher other real estate owned and related holding costs.
Total noninterest expense for the first nine-months of 2010 was $72.0 million, an increase of $1.7 million, or 2.4%, as compared to the same period in 2009. Our efficiency ratio for the first nine-months of 2010 was 49.12% compared to 50.08% for the same period in 2009. The efficiency ratio for 2010 include the income from the extraordinary item.
Salaries and employee benefits for the first nine-months of 2010 totaled $38.6 million, an increase of $2.2 million, or 6.0%, as compared to 2009. The increase was largely the result of increases in profit sharing plan expense and employee medical expenses.
All other categories of noninterest expense for the first nine-months of 2010 totaled $33.4 million, a decrease of $520 thousand, or 1.5%, as compared to the same period in 2009. Other categories of noninterest expense with increases included ATM and interchange expense, professional and service fees, advertising, legal fees and other real estate expenses. ATM and interchange expense increased $292 thousand, primarily a result of increased use of debit cards. Professional and service fees were $101 thousand higher, largely as a result of volume-related increases in expenses related to internet banking services. Advertising expense increased $350 thousand reflecting marketing efforts to capitalize on our being recognized in January 2010 as the best-performing bank in the nation in the $3 billion-plus publicly traded category by Bank Director Magazine. Legal fees increased $183 thousand, largely as a result of expenses related to the acquisition of The First State Bank, Huntsville, Texas. Other real estate expenses increased $461 thousand due to higher other real estate owned and related holding costs. Offsetting these increases were a reduction in FDIC insurance premiums. FDIC insurance premium expense was $3.0 million in the first nine months of 2010, a decrease of $1.1 million compared to the same period of 2009. In the first nine months of 2009, the Company’s banks paid an FDIC special assessment of $1.4 million. There was no special assessment in the first nine months of 2010.

     Table 4 — Noninterest Expense (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		Increase			Increase
	2010	(Decrease)	2009	2010	(Decrease)	2009
Salaries	$9,868	$195	$9,673	$29,134	$367	$28,767
Medical	963	221	742	2,766	358	2,408
Profit sharing	1,148	459	689	2,967	1,229	1,738
Pension	99	19	80	299	58	241
401(k) match expense	292	1	291	908	17	891
Payroll taxes	659	4	655	2,260	79	2,181
Stock option expense	97	26	71	290	82	208

Total salaries and employee benefits	13,126	925	12,201	38,624	2,190	36,434

Net occupancy expense	1,654	55	1,599	4,793	8	4,785
Equipment expense	1,851	(69)	1,920	5,542	(286)	5,828
Intangible amortization	151	(63)	214	463	(189)	652
FDIC assessment fees	975	157	818	2,953	(1,121)	4,074
Printing, stationery and supplies	425	(83)	508	1,283	(122)	1,405
Correspondent bank service charges	192	(12)	204	564	(275)	839
ATM and interchange expense	890	182	708	2,419	292	2,127
Professional and service fees	712	109	603	2,042	101	1,941

Other:
Postage	383	16	367	1,071	(41)	1,112
Advertising	397	91	306	1,180	350	830
Credit card fees	95	(7)	102	316	(19)	335
Telephone	343	16	327	1,020	27	993
Public relations and business development	405	51	354	1,108	155	953
Directors’ fees	179	21	158	563	31	532
Audit and accounting fees	246	(46)	292	742	(98)	840
Legal fees	244	111	133	588	183	405
Regulatory exam fees	220	9	211	652	(3)	655
Travel	150	7	143	445	54	391
Courier expense	152	16	136	434	3	431
Operational and other losses	291	(53)	344	691	(133)	824
Other real estate	414	262	152	887	461	426
Other miscellaneous expense	1,211	(7)	1,218	3,615	102	3,513

Total other	4,730	487	4,243	13,312	1,072	12,240

Total Noninterest Expense	$24,706	$1,688	$23,018	$71,995	$1,670	$70,325

Income Taxes. Income tax expense was $5.2 million for the third quarter in 2010 as compared to $4.8 million for the same period in 2009. Our effective tax rates on pretax income were 26.70% and 25.36% for the third quarters of 2010 and 2009, respectively. Income tax expense was $14.8 million for the first nine-months in 2010 as compared to $14.5 million for the same period in 2009. Our effective tax rates on pretax income were 26.00% and 26.04% for the nine month periods of 2010 and 2009, respectively. The effective tax rates differ from the statutory Federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes. The effective tax rates for 2010 reflect income taxes related to the extraordinary item.

The increase in the effective tax rate for the third quarter ended September 30, 2010 over the same period in 2009 were largely the result of the effect of the extraordinary item offset by an increase in tax exempt income. The small decrease in the effective tax rate for the nine-month period ended September 30, 2010 over the same period in 2009 was due to the same reasons.
Balance Sheet Review
Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of September 30, 2010, total loans were $1.5 billion, an increase of $23.3 million, as compared to December 31, 2009. As compared to December 31, 2009, commercial, financial and agricultural loans decreased $46.4 million, real estate construction loans increased $7.4 million, real estate mortgage loans increased $54.5 million, and consumer loans increased $7.8 thousand. Loans averaged $1.5 billion during the third quarter of 2010, an increase of $68.2 million from the prior year third quarter average balances. Loans averaged $1.513 billion during the nine-month period ended September 30, 2010, an increase of $8.6 million over the same period in 2009.
     Table 5 — Composition of Loans (in thousands):

	September 30,		December 31,
	2010	2009	2009
Commercial, financial and agricultural	$462,024	$463,723	$508,431
Real estate — construction	85,145	98,736	77,711
Real estate — mortgage	807,256	709,866	752,735
Consumer	183,283	182,072	175,492

	$1,537,708	$1,454,397	$1,514,369

At September 30, 2010, our real estate loans represent approximately 58.0% of our loan portfolio and are comprised of (i) commercial real estate loans of 32.7%, generally owner occupied, (ii) 1-4 family residence loans of 36.0%, (iii) residential development and construction loans of 7.8%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 4.3% and (v) other loans of 19.2%.
Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and Federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonperforming assets, which are comprised of nonaccrual loans, loans still accruing and past due 90 days or more and foreclosed assets, were $22.4 million at September 30, 2010, as compared to $19.0 million at September 30, 2009. As a percent of loans and foreclosed assets, nonperforming assets were 1.45% at September 30, 2010, as compared to 1.30% at September 30, 2009. The increased level of nonperforming assets is a result of ongoing weakness in real estate markets and in the general economy.

Table 6 — Nonaccrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	September 30,		December 31,
	2010	2009	2009
Nonaccrual loans	$14,110	$14,585	$18,540
Loans still accruing and past due 90 days or more	69	56	15
Restructured loans	—	—	—
Foreclosed assets	8,217	4,367	3,533

Total	$22,396	$19,008	$22,088

As a % of loans and foreclosed assets	1.45%	1.30%	1.46%
As a % of total assets	0.65%	0.62%	0.67%
The majority of our nonaccrual loans are in our bank subsidiaries closer to Dallas-Fort Worth where we have experienced more credit deterioration in our loan portfolio. The major categories of nonaccrual loans at September 30, 2010 are (i) 1-4 family residences (50.8%), (ii) ranches (21.9%), (iii) equipment (10.8%) and (iv) lots for development (5.0%).
We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. Interest income amounts related to these non-accrual loans were not significant for the third quarter and nine-month periods ended September 30, 2010 and 2009.
Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see “Critical Accounting Policies — Allowance for Loan Losses” earlier in this section. The provision for loan losses was $2.0 million for the third quarter of 2010, as compared to $3.7 million for the third quarter of 2009. The provision for loan losses was $7.0 million for the first nine months of 2010 as compared to $7.1 million for the first nine months of 2009. As a percent of average loans, net loan charge-offs were 0.24% for the third quarter of 2010 compared to 0.38% during the third quarter of 2009. As a percent of average loans, net loan charge-offs were 0.40% for the nine-month period of 2010 compared to 0.27% for the same period in 2009. The increase in the level of net charge-offs for nine months of 2010 over 2009 was primarily from one commercial customer resulting in a $1.8 million charge-off. The allowance for loan losses as a percent of loans was 1.95% as of September 30, 2010, as compared to 1.76% as of September 30, 2009. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.

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
Table 7 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$28,954	$23,247	$27,612	$21,529

Charge-offs:
Commercial, financial and agricultural	183	323	2,457	843
Real Estate	739	785	1,734	1,468
Consumer	256	554	1,017	1,469

Total charge-offs	1,178	1,662	5,208	3,780

Recoveries:
Commercial, financial and agricultural	101	20	192	169
Real Estate	23	55	89	90
Consumer	125	166	357	470

Total recoveries	249	241	638	729

Net charge-offs	929	1,421	4,570	3,051

Provision for loan losses	1,988	3,706	6,971	7,054

Balance at September 30	$30,013	$25,532	$30,013	$25,532

Loans at period end	1,537,708	1,454,397	1,537,708	1,454,397
Average loans	1,533,624	1,465,423	1,512,992	1,504,400

Net charge-offs/average loans (annualized)	0.24%	0.38%	0.40%	0.27%
Allowance for loan losses/period-end loans	1.95	1.76	1.95	1.76
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	211.7	174.4	211.7	174.4
The ratio of our allowance to nonaccrual, past due 90 days still accruing and restructured loans has trended downward since 2007, as the economic conditions worsened. Although the ratio declined somewhat in 2010 and 2009 from prior years when net charge-offs and nonperforming asset levels were historically low, management believes the allowance for loan losses is adequate at September 30, 2010 in spite of these trends.

Interest-Bearing Deposits in Banks. As of September 30, 2010, our interest-bearing deposits were $231.5 million compared with $23.9 million and $167.3 million as of September 30, 2009 and December 31, 2009, respectively. At September 30, 2010, interest-bearing deposits in banks included $98.9 million invested in FDIC-insured certificates of deposit, $50.0 million invested in money market accounts at a nonaffiliated regional bank, and $81.6 million maintained at the Federal Reserve Bank of Dallas. The increase in our interest-bearing deposits in banks was the result of several factors including relatively lower loan demand, cash flows from maturing investment securities and growth in deposits.
Trading Securities. As of September 30, 2009, trading securities totaled $4.8 million. No amounts were held in trading securities at September 30, 2010 or December 31, 2009. The trading securities portfolio was a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities portfolio was carried at estimated fair value with unrealized gains and losses included in earnings. The Company invested in trading securities in 2008 and part of 2009 to improve its yield on daily funds and to lower its exposure on Federal funds. However, due to significantly lower interest rates, the Company has deployed these funds into our investment portfolio and into certificates of deposit at unaffiliated banks.
Available-for-Sale and Held-to-Maturity Securities. At September 30, 2010, securities with an amortized cost of $9.2 million were classified as securities held-to-maturity and securities with a fair value of $1.41 billion were classified as securities available-for-sale. As compared to December 31, 2009, the available for sale portfolio, carried at fair value, at September 30, 2010, reflected (i) an increase of $46.9 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $62.8 million in obligations of states and political subdivisions, (iii) a $9.2 million decrease in corporate and other bonds, and (iv) a $41.6 million increase in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

Table 8 — Composition of Available-for-Sale and Held-to-Maturity Securities (dollars in thousands):

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$8,693	$227	$—	$8,920
Residential mortgage-backed securities	536	18	—	554

Total debt securities held-to-maturity	$9,229	$245	$—	$9,474

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$307,761	$11,234	$—	$318,995
Obligations of states and political subdivisions	486,067	32,388	(40)	518,415
Corporate bonds and other	64,088	5,566	—	69,654 -
Residential mortgage-backed securities	481,033	24,077	(1)	505,109

Total securities available-for-sale	$1,338,949	$73,265	$(41)	$1,412,173

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$14,652	$392	$(6)	$15,038
Residential mortgage-backed securities	621	16	(1)	636

Total debt securities held-to-maturity	$15,273	$408	$(7)	$15,674

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$260,018	$12,050	$—	$272,068
Obligations of states and political subdivisions	437,550	18,643	(561)	455,632
Corporate bonds and other	73,858	5,028	—	78,886
Residential mortgage-backed securities	442,823	20,995	(300)	463,518

Total securities available-for-sale	$1,214,249	$56,716	$(861)	$1,270,104

During the quarters ended September 30, 2010 and 2009, sales of investment securities that were classified as available-for-sale totaled $2.4 million and $9.5 million, respectively. Gross realized gains from 2010 and 2009 securities sales totaled $7 thousand and $897 thousand, respectively. There were no losses on securities sales during these periods. During the nine-months ended September 30, 2010 and 2009, sales of investment securities that were classified as available-for-sale totaled $17.4 million and $44.9 million, respectively. Gross realized gains from 2010 and 2009 securities sales totaled $79 thousand and $1.6 million, respectively. There were no losses realized on securities sales during these periods. The specific identification method was used to determine cost on computing the realized gains.
Table 9 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at September 30, 2010 (in thousands, except percentages):

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$7,049	7.26%	$1,644	6.85%	$—	—%	$—	—%	$8,693	7.18%
Residential mortgage-backed securities	12	5.31	309	4.39	215	3.15	—	—	536	4.01

Total	$7,061	7.26%	$1,953	6.61%	$215	3.15%	$—	—%	$9,229	7.00%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$103,122	3.50%	$215,873	2.93%	$—	—%	$—	—%	$318,995	3.11%
Obligations of states and political subdivisions	27,873	5.73	159,584	5.59	298,815	6.12	32,143	6.54	518,415	5.95
Corporate bonds and other securities	22,279	3.31	40,306	4.79	7,069	7.08	—	—	69,654	4.13
Residential mortgage-backed securities	38,471	5.50	408,181	4.64	35,346	3.74	23,111	4.00	505,109	4.64

Total	$191,745	4.06%	$823,944	4.33%	$341,230	5.90%	$55,254	5.48%	$1,412,173	4.73%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
Total Available-for-Sale and	or Less		Five Years		Ten Years		Ten Years		Total
Held- to-Maturity Securities:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies	$103,122	3.50%	$215,873	2.93%	$—	—%	$—	—%	$318,995	3.11%
Obligations of states and political subdivisions	34,922	6.04	161,228	5.60	298,815	6.12	32,143	6.54	527,108	5.97
Corporate bonds and other securities	22,279	3.31	40,306	4.79	7,069	7.08	—	—	69,654	4.13
Residential mortgage-backed securities	38,483	5.50	408,490	4.64	35,561	3.74	23,111	4.26	505,645	4.74

Total	$198,806	4.16%	$825,897	4.34%	$341,445	5.73%	$55,254	5.48%	$1,421,402	4.75%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

Table 10 — Disclosure of Available-for-Sale and Held-to-Maturity Securities with Continuous Unrealized Loss
The following tables disclose, as of September 30, 2010 and December 31, 2009, our available-for-sale and held-to-maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
September 30, 2010	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of states and political subdivisions	$3,751	$3	$2,227	$37	$5,978	$40
Residential mortgage-backed securities	513	1	—	—	513	1

Total	$4,264	$4	$2,227	$37	$6,491	$41

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of states and political subdivisions	$21,703	$428	$2,798	$139	$24,501	$567
Residential mortgage-backed securities	27,619	300	82	1	27,701	301

Total	$49,322	$728	$2,880	$140	$52,202	$868

The number of investment positions in this unrealized loss position totaled ten at September 30, 2010. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2010 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are guaranteed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
As of September 30, 2010, the investment portfolio had an overall tax equivalent yield of 4.75%, a weighted average life of 3.7 years and modified duration of 3.2 years.
Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $2.74 billion as of September 30, 2010, as compared to $2.46 billion as of September 30, 2009. Table 11 provides a breakdown of average deposits and rates paid for the third quarter and nine-month period ended September 30, 2010 and 2009:

Table 11 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended September 30,
	2010		2009
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing deposits	$787,069	—%	$738,625	—%

Interest-bearing deposits
Interest-bearing checking	659,051	0.26	584,036	0.32
Savings and money market accounts	471,859	0.27	447,013	0.40
Time deposits under $100,000	344,155	1.23	356,442	1.57
Time deposits of $100,000 or more	464,013	1.22	343,217	1.74

Total interest-bearing deposits	1,939,078	0.66%	1,730,708	0.88%

Total average deposits	$2,726,147		$2,469,333

	Nine Months Ended September 30,
	2010		2009
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing deposits	$792,042	—%	$749,383	—%

Interest-bearing deposits
Interest-bearing checking	667,247	0.29	602,970	0.34
Savings and money market accounts	461,747	0.31	437,080	0.44
Time deposits under $100,000	346,772	1.31	363,083	1.77
Time deposits of $100,000 or more	436,286	1.33	341,203	1.96

Total interest-bearing deposits	1,912,052	0.72%	1,744,336	0.98%

Total average deposits	$2,704,094		$2,493,719

Short-Term Borrowings. Included in short-term borrowings were Federal funds purchased and securities sold under repurchase agreements of $178.1 million and $160.4 million at September 30, 2010 and 2009, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds which we pledge our securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of Federal funds purchased and securities sold under repurchase agreements was $158.1 million and $171.6 million in the third quarters of 2010 and 2009, respectively. The average rates paid on Federal funds purchased and securities sold under repurchase agreements were 0.24% and 0.41% for the third quarters of 2010 and 2009, respectively. The average balance of Federal funds purchased and securities sold under repurchase agreements was $169.7 million and $191.4 million in the first nine months of 2010 and 2009, respectively. The average rates paid on Federal funds purchased and securities sold under repurchase agreements were 0.31% and 0.44% for the first nine months of 2010 and 2009, respectively.

Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $450.9 million, or 13.08% of total assets, at September 30, 2010, as compared to $415.5 million, or 13.51% of total assets, at September 30, 2009. Included in shareholders’ equity at September 30, 2010 and September 30, 2009, were $47.6 million and $42.4 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the third quarter of 2010, total shareholders’ equity averaged $440.3 million, or 13.09% of average assets, as compared to $396.7 million, or 12.91% of average assets, during the same period in 2009. For the nine months ended September 30, 2010, total shareholders’ equity averaged $428.3 million, or 12.83% of average assets, as compared to $388.9 million, or 12.52% of average assets, during the same period in 2009.
Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of September 30, 2010, our total risk-based and leverage capital ratios were 19.45% and 10.89%, respectively, as compared to total risk-based and leverage capital ratios of 19.37% and 10.83% as of September 30, 2009. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.
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
As of September 30, 2010, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.15% and 1.06%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in a net interest income of 0.68% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of September 30, 2010 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.
Liquidity
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, Federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell Federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing Federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $178.1 million at September 30, 2010, and an unfunded $25.0 million line of credit established with a nonaffiliated bank which matures on June 30, 2011(see next paragraph). First Financial Bank, N. A., Abilene also has Federal funds purchased lines of credit with two non-affiliated banks totaling $80.0 million. No amount was outstanding at September 30, 2010. Six of our subsidiary banks have available lines of credit totaling $230.2 million secured by portions of their loan portfolios, of which there is no outstanding balance at September 30, 2010.
On December 30, 2009, we renewed our loan agreement, effective December 31, 2009, with The Frost National Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2011, interest is paid quarterly at Wall Street Journal Prime, and the line of credit matures June 30, 2011. If a balance exists at June 30, 2011, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. Management believes the Company was in compliance with the financial and operational covenants at September 30, 2010. There was no outstanding balance under the line of credit as of September 30, 2010, or December 31, 2009.
Given the strong core deposit base, relatively low loan to deposit ratios maintained at our subsidiary banks, available lines of credit, and dividend capacity of our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.
In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and interest-bearing deposits in banks at our parent company, which totaled $51.8 million at September 30, 2010, investment securities which totaled $13.9 million (of which 59% matures within 2 years and the remaining portion in 12 years), available dividends from subsidiary banks which totaled $47.2 million at September 30, 2010, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.
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

Table 12 – Commitments as of September 30, 2010 (in thousands):

Total Notional
Amounts
Committed
Unfunded lines of credit	$303,800
Unfunded commitments to extend credit	58,590
Standby letters of credit	19,586

Total commercial commitments	$381,976

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.
Parent Company Funding. Our ability to fund various operating expenses, dividends to shareholders, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by dividends from our subsidiary banks and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At September 30, 2010, approximately $47.2 million was available for the payment of intercompany dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.
Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 48.17% and 51.46% of net earnings, respectively, for the first half of 2010 and the same period in 2009. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.
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
Item 4. Controls and Procedures
As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of September 30, 2010.
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

FIRST FINANCIAL BANKSHARES, INC.

Date: November 2, 2010	By:	/s/ F. Scott Dueser F. Scott Dueser
President and Chief Executive Officer

Date: November 2, 2010	By:	/s/ J. Bruce Hildebrand J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer