Form 10-K
period 2010-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2011-02-24
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission file number 0-7674
First Financial Bankshares, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	75-0944023 (I.R.S. Employer Identification No.)

400 Pine Street, Abilene, Texas (Address of Principal Executive Offices)	79601 (Zip Code)
Registrant’s telephone number, including area code: (325) 627-7155
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, par value $0.01 per share	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     Yes ☐ No ☑
     As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $949 million.
     As of February 24, 2011, there were 20,956,482 shares of Common Stock outstanding.

Documents Incorporated by Reference
     Certain information called for by Part III is incorporated by reference to the proxy statement for our 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

i

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” and the following:
•	general economic conditions, including our local, state and national real estate markets and employment trends;

•	volatility and disruption in national and international financial markets;

•	the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Act and Basel III;

•	political instability;

•	the ability of the Federal government to deal with the national economic slowdown and the effect of stimulus packages enacted by Congress as well as future stimulus packages, if any;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	continued high levels of FDIC deposit insurance assessments, including the possibility of additional special assessments;

•	our ability to attract deposits;

•	consequences of bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in compensation and benefit plans;

•	acquisitions and integration of acquired businesses; and

•	acts of God or of war or terrorism.
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
PART I
ITEM 1. BUSINESS
General
     First Financial Bankshares, Inc., a Texas corporation, is a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA. As such, we are supervised by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as well as several other state and federal regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. Through our wholly-owned Delaware subsidiary, First Financial Bankshares of Delaware, Inc., we own eleven banks, a trust company, a technology operating company, and an insurance agency, all organized and located in Texas. As of February 24, 2011, these subsidiaries are:
•	First Financial Bank, National Association, Abilene, Texas;

•	First Financial Bank, Hereford, Texas;

•	First Financial Bank, National Association, Sweetwater, Texas;

•	First Financial Bank, National Association, Eastland, Texas;

•	First Financial Bank, National Association, Cleburne, Texas;

•	First Financial Bank, National Association, Stephenville, Texas;

•	First Financial Bank, National Association, San Angelo, Texas;

•	First Financial Bank, National Association, Weatherford, Texas;

•	First Financial Bank, National Association, Southlake, Texas;

•	First Financial Bank, National Association, Mineral Wells, Texas;

•	First Financial Bank, Huntsville, Texas;

•	First Technology Services, Inc., Abilene, Texas;

•	First Financial Trust & Asset Management Company, National Association, Abilene, Texas; and

•	First Financial Insurance Agency, Inc., Abilene, Texas.
     Through our subsidiary banks, we conduct a full-service commercial banking business. Our service centers are located primarily in North Central and West Texas. Considering the branches and locations of all our subsidiaries, as of December 31, 2010, we had 52 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Crowley, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, Glen Rose and Huntsville.
     Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Accordingly, each of our eleven separately chartered banks operates with local boards of directors, local bank presidents and local decision-making. However, we have consolidated many of the backroom operations, such as investment securities, accounting, check processing, technology and employee benefits, which improves each of our subsidiary bank’s efficiency and frees management of our subsidiary banks to concentrate on serving the banking needs of their local communities. We call this our “one bank, eleven charters” concept.
     In the past, we have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 24.8 million residents, Texas has more people than any other state except California. The population of Texas grew 18.8 percent from 2000-2009; nearly double the national rate, according to the U.S. Census Bureau. Many of the communities in which we operate are growing faster than the statewide average, as shown below:
Population Growth 2000-2009*

Bridgeport and Wise County	21.8%
Fort Worth/Tarrant County	23.8%
Cleburne, Midlothian and Johnson County	23.8%
Weatherford, Willow Park and Aledo	29.9%
Granbury and Hood County	25.2%
Stephenville and Erath County	9.6%

*	Source: U. S. Census Bureau
     These economies include dynamic centers of higher education, agriculture, energy and natural resources, healthcare, tourism, retirement living, manufacturing and distribution.
     We have also largely foregone the larger metropolitan areas of Texas. We believe our community approach way of doing business works best for us in small and mid-size markets, where we can play a prominent role in the economic, civic and cultural life of the community. Our goal is to serve these communities well and to experience growth as these markets continue to expand. In many instances, banking competition is less intense in smaller markets, making it easier for us to operate rationally and attract and retain high-caliber employees who prefer not only our community-banker concept but the high quality of life in smaller cities.
     Over the years, we have grown three ways: by growing our banks internally, by opening new branch locations and by acquisition of other banks. Since 1997, we have completed eleven bank acquisitions increasing total assets from $1.57 billion to $3.78 billion. We have also established a trust and asset management company and a technology services company, both of which operate as subsidiaries of First Financial Bankshares, Inc. Looking ahead, we will continue to grow locally by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, so we can provide more convenient service to our customers, and we are actively pursuing acquisitions by calling on banks that we would like to acquire, working with brokers and the FDIC.
     When targeting a bank for acquisition, the bank generally needs to be in the type of community that fits our profile. We like growing communities with good amenities — schools, infrastructure, commerce and lifestyle. We prefer non-metropolitan markets, either around Dallas/Fort Worth, Houston, San Antonio or Austin or along the Interstate 35, 45 and 20 corridors in Texas. We might also consider the acquisition of banks in East Texas or the Texas Hill Country area. Banks in the $100 million to $500 million asset size fit our “sweet spot” for acquisition, but we will consider banks that are larger or smaller, or that are in other areas of Texas if we believe they would be a good fit for our existing Company.
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

     Our business does not depend on any single customer or any few customers, and the loss of any one of which would not have a materially adverse effect upon our business. Although we have a broad base of customers that are not related to us, our customers also occasionally include our officers and directors, as well as other entities with which we are affiliated. Through our subsidiary banks we may make loans to officers and directors, and entities with which we are affiliated, in the ordinary course of business. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans to directors, officers and their affiliates are also subject to numerous restrictions under federal and state banking laws, which we describe in greater detail below.
Employees
     With our subsidiary banks, we employed approximately 1,000 full-time equivalent employees at December 31, 2010. Our management believes that our employee relations have been and will continue to be good.
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
     State Banks. Banks that are organized as state banks under Texas law are subject to regulation and examination by the Banking Commissioner of the State of Texas. The Commissioner regulates and supervises, and the Texas Banking Department regularly examines our two subsidiary state banks, First Financial Bank, Hereford and First Financial Bank, Huntsville. The Commissioner’s supervision and regulation of banks is primarily designed to protect the interests of depositors. Texas law:
•	restricts the nature and amount of loans that may be made and the interest that may be charged, and

•	restricts investments and other activities.

     State banks are also subject to regulation by either the FDIC or the Federal Reserve Board. Because First Financial Bank, Hereford and First Financial Bank, Huntsville are non-member banks of the Federal Reserve, they are also regulated by the FDIC and are subject to most of the federal laws described below.
Deposit Insurance
     Each of our subsidiary banks is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions. Until October 2008, the protection generally did not exceed $100,000 per depositor. Beginning in October 2008, the amount of protection was increased to $250,000, under the Temporary Liquidity Guarantee Program (TLGP) of the Emergency Economic Stabilization Act of 2008. This increased protection to $250,000 was initially available only through December 31, 2009 but in 2010, the FDIC made this $250,000 protection permanent. The new regulations were also expanded whereby the protection for non interest bearing deposits was unlimited at institutions participating in the TLGP. This unlimited coverage for these non interest bearing accounts was also initially only available through December 31, 2009 but was extended until December 31, 2012. Non interest bearing deposits initially also included, by definition, certain Interest on Lawyers Trust Accounts (IOLTA) and Negotiable Order of Withdrawal accounts (NOW Accounts) with a maximum capped interest rate. Effective January 1, 2011 through December 31, 2012, the definition of non interest bearing was changed to no longer include NOW accounts.
     Our subsidiary banks must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the deposit insurance fund) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose shortages in special assessments to cover the Deposit Insurance Fund (DIF). In the second quarter of 2009, the FDIC made a special assessment equal to 0.05 percent of total assets less Tier 1 Capital. The assessment totaled $1.4 million in the aggregate for our subsidiary banks, and was paid on September 30, 2009. As of December 31, 2010, the assessment rate for each of our subsidiary banks was at the lowest level risk-based premium available which was 0.12 percent of deposits per annum less applicable credits (with the exception of First Financial Bank, N.A., Southlake whose rate was 0.143 percent of deposits per annum, First Financial Bank, N.A., Stephenville whose rate was 0.125 percent of deposits per annum, First Financial Bank, N.A., Weatherford whose rate was 0.125 percent of deposits per annum and First Financial Bank, N.A., Cleburne whose rate was 0.125 percent of deposits per annum). In addition, we must pay an additional assessment of 0.10 percent per annum of the amount of noninterest bearing deposits, as defined, greater than $250,000. The FDIC also announced in 2009 the requirement of member banks to prepay on December 30, 2009, their estimated quarterly assessments for 2010, 2011 and 2012, including a three basis point increase in premium rates for 2011 and 2012. The Company’s prepayment amount totaled $11.6 million in the aggregate and is being expensed over a three year period based on future quarterly assessment calculations.
     In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the Restoration Plan, the FDIC did not institute the uniform three-basis point increase in assessment rates scheduled to take place on January 1, 2011 and maintained the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required.
     As required by the Dodd-Frank Act, the FDIC also revised the deposit insurance assessment system, effective April 1, 2011, to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period. Currently, only deposits are included in determining the premium paid by an institution. This base assessment change necessitated that the FDIC adjust the assessment rates to ensure that the revenue collected under the new assessment system, will approximately equal that under the existing assessment system.
     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, or FIRREA, an FDIC-insured depository institution can be held liable for any losses incurred by the FDIC in connection with (1) the “default” of one of its FDIC-insured subsidiaries or (2) any assistance provided by the FDIC to one of its FDIC-

receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.
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
     Each of our national bank subsidiaries is required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). First Financial Bank, Hereford and First Financial Bank, Huntsville, as Texas state banking associations, may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commission. In additional, the FDIC has the right to prohibit the payment of dividends by a state, non-member bank where the payment is deemed to be an unsafe or unsound banking practice.
     Our subsidiaries paid aggregate dividends of approximately $41.1 million in 2010 and approximately $37.8 million in 2009. Under the dividend restrictions discussed above, as of December 31, 2010, our subsidiary banks could have declared in the aggregate additional dividends of approximately $52.2 million from retained net profits, without obtaining regulatory approvals.
     To pay dividends, we and our subsidiary banks must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulatory authorities may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The FDIC and the OCC have each indicated paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends to the extent net income is sufficient to cover both cash dividends and a rate of earnings retention consistent with capital needs, asset quality and overall financial condition. No undercapitalized institution may pay a dividend.
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
     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill and core deposit intangibles). As of December 31, 2010, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 17.01%; (2) Total Capital to Risk-Weighted Assets Ratio, 18.26%; and (3) Tier 1 Capital Leverage Ratio, 10.28%.
     Banks. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established five capital tiers with respect to depository institutions: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a “well-capitalized” institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be “adequately capitalized,” it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be “undercapitalized,” it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution’s composite rating is 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be “significantly undercapitalized,” it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be “critically undercapitalized,” it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take “prompt corrective action” against depository institutions that do not meet minimum capital requirements. Under current regulations, all of our subsidiary banks were “well capitalized” as of December 31, 2010.
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
     In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Texas Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Texas Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank’s business, its total revenue, and the bank’s total assets. As of December 31, 2010, our two Texas-chartered banks exceeded the minimum ratios applied to them.
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
Regulatory Reform and Legislation
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
     In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury (“the Treasury”) was authorized to purchase equity stakes in U. S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury made $250 billion of capital available to U.S. financial institutions through the purchase of preferred stock or subordinated debentures by the Treasury. In conjunction with the purchase of preferred stock from publicly-held financial institutions, the Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program and were restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury. The Company made a decision to not participate in the TARP Capital Purchase Program due to its capital and liquidity positions.
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
     On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase — in arrangements for a strengthened set of capital requirements, known as Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk — weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The final package of Basel III reforms was submitted to the Seoul G20 Leaders Summit in November 2010 for endorsement by G20 leaders, and then will be subject to individual adoption by member nations, including the United States. The Federal Reserve will likely implement changes to the capital adequacy standards applicable to the Company and our subsidiary banks in light of Basel III.
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
     We derive a portion of our noninterest income from the origination of residential real estate loans and the subsequent sale of such loans into the secondary market. If we are unable to continue to originate and sell residential real estate loans at historical or greater levels, our residential real estate loan volume would decrease, which could decrease our earnings. A rising interest rate environment, general economic conditions or other factors beyond our control could adversely affect our ability to originate residential real estate loans. We also are experiencing an increase in regulations and compliance requirements related to mortgage loan originations necessitating technology upgrades and other changes. If new regulations continue to increase and we are unable to make technology upgrades, our ability to originate mortgage loans will be reduced or eliminated. Additionally, we sell a large portion of our residential real estate loans to third party investors, and rising interest rates could negatively affect our ability to generate suitable profits on the sale of such loans. If interest rates increase after we originate the loans, our ability to market those loans is impaired as the profitability on the loans decreases. These fluctuations can have an adverse effect on the revenue we generate from residential real estate loans and in certain instances, could result in a loss on the sale of the loans.
Further, for the mortgage loans we sell in the secondary market, the mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first sixty to ninety days, or if documentation is determined not to be in compliance with regulations. While the Company’s historic losses as a result of these indemnities have been insignificant, we could be required to repurchase the mortgage loans or reimburse the purchaser of our loans for losses incurred. Both of these situations could have an adverse effect on the profitability of our mortgage loan activities and negatively impact our net income.

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
     We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Texas Department of Banking, the Federal Reserve Board, the Office of the Comptroller of the Currency (OCC), and the Federal Deposit Insurance Corporation (FDIC). Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.
     The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statues, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to reduced revenues, additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
     Included in the Dodd-Frank Act are, for example, changes related to interchange fees and overdraft services. While the proposed changes for interchange fees that can be charged for electronic debit transactions by payment card issuers relate only to banks with assets greater than $10 billion, concern exists that the proposed regulations will also impact our Company. Beginning in the third quarter of 2010, we were prohibited from charging customers fees for paying overdrafts on automated teller machine and debit card transactions, unless the consumer opts in. We continue to monitor the impact of these new regulations and other developments on our service charge revenue.
Our FDIC insurance assessments are expected to increase substantially resulting in higher operating costs.
     In the past several years, the FDIC has significantly increased premiums charged for FDIC deposit insurance protection. We have historically paid the lowest premium rate available due to our sound financial position. In 2009, a special assessment ($1.4 million for the Company) was paid by the Company. Should bank failures continue to occur, FDIC premiums could remain high or increase or additional special assessments could be imposed. These increased premiums would have an adverse effect on our net income and results of operations.
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
We are subject to interest rate risk.
     Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of the Company’s securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investments, our net interest income, and earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and other borrowings.
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
The value of our goodwill and other intangible assets may decline in the future.
     As of December 31, 2010, we had $72.5 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.
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
     The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to improving the ability to serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for conveniences, as well as to create additional efficiencies in our operations. Many of our larger competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in a building owned by First Financial Bank, National Association, Abilene totaling approximately 4,500 square feet and are on a month-to-month basis. Our subsidiary banks collectively own 42 banking facilities, some of which are detached drive-ins, and also lease ten banking facilities and 13 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiary banks’ requirements for the foreseeable future.
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
Market Information
     Our common stock, par value $0.01 per share, is traded on the Nasdaq Global Select Market under the trading symbol FFIN. See “Item 8—Financial Statements and Supplementary Data—Quarterly Financial Data” for the high, low and closing sales prices as reported by the Nasdaq Global Select Market for our common stock for the periods indicated.
Record Holders
     As of February 1, 2011, we had approximately 1,300 shareholders of record.
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
Equity Compensation Plans
     See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

     PERFORMANCE GRAPH
          The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the SNL Bank Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $1 billion to $5 billion in total assets, for a five-year period (December 31, 2005 to December 31, 2010). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2005, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represents the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

First Financial Bankshares, Inc.	100.00	123.17	114.39	172.65	174.36	169.32
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81
Source: SNL Financial LC, Charlottesville, VA

ITEM 6.	SELECTED FINANCIAL DATA
     The selected financial data presented below as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates information required to be disclosed by the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$149,699	$146,445	$159,154	$169,369	$154,494
Interest expense	13,528	17,274	35,259	58,557	48,628

Net interest income	136,171	129,171	123,895	110,812	105,866
Provision for loan losses	8,962	11,419	7,957	2,331	2,061
Noninterest income	49,478	48,598	49,453	48,273	44,668
Noninterest expense	98,256	94,000	91,587	86,827	83,017

Earnings before income taxes and extraordinary item	78,431	72,350	73,804	69,927	65,456
Income tax expense	20,068	18,553	20,640	20,437	19,427

Net earnings before extraordinary item	58,363	53,797	53,164	49,490	46,029
Extraordinary item	1,296	—	—	—	—

Net earnings	$59,659	$53,797	$53,164	$49,490	$46,029

Per Share Data:
Earnings per share, basic before extraordinary item	$2.80	$2.58	$2.56	$2.38	$2.22
Earnings per share, assuming dilution before extraordinary item	2.80	2.58	2.55	2.38	2.21
Earnings per share, basic	2.86	2.58	2.56	2.38	2.22
Earnings per share, assuming dilution	2.86	2.58	2.55	2.38	2.21
Cash dividends declared	1.36	1.36	1.34	1.26	1.18
Book value at period-end	21.09	19.96	17.73	16.16	14.51
Earnings performance ratios:
Return on average assets	1.75%	1.72%	1.74%	1.72%	1.68%
Return on average equity	13.74	13.63	15.27	15.87	16.20
Summary Balance Sheet Data (Period-end):
Securities	$1,546,242	$1,285,377	$1,318,406	$1,128,493	$1,129,313
Loans	1,690,346	1,514,369	1,566,143	1,528,020	1,373,735
Total assets	3,776,367	3,279,456	3,212,385	3,070,309	2,850,165
Deposits	3,113,301	2,684,757	2,582,753	2,546,083	2,384,024
Total liabilities	3,334,679	2,863,754	2,843,603	2,734,814	2,549,264
Total shareholders’ equity	441,688	415,702	368,782	335,495	300,901
Asset quality ratios:
Allowance for loan losses/period-end loans	1.84%	1.82%	1.37%	1.14%	1.18%
Nonperforming assets/period-end loans plus foreclosed assets	1.53	1.46	0.80	0.31	0.30
Net charge offs/average loans	0.35	0.36	0.25	0.07	0.04
Capital ratios:
Average shareholders’ equity/average assets	12.76%	12.63%	11.37%	10.84%	10.38%
Leverage ratio (1)	10.28	10.69	9.68	9.23	8.87
Tier 1 risk-based capital (2)	17.01	17.73	15.89	14.65	14.35
Total risk-based capital (3)	18.26	18.99	17.04	15.62	15.32
Dividend payout ratio	47.58	52.63	52.41	52.86	53.14

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.

(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.

(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets plus allowance for loan losses to the extent allowed under regulatory guidelines by risk-adjusted assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     You should read the following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2010 and 2009, and consolidated statements of earnings for the years 2008 through 2010 in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.
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
     Our allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) general reserves determined in accordance with current authoritative accounting guidance that consider historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. We regularly evaluate our allowance for loan losses to maintain an adequate level to absorb estimated loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All classified loans are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the loan portfolio less cash secured loans, government guaranteed loans and classified loans is multiplied by the Company’s recent historical loss rates. The qualitative reserves are determined by evaluating such things as current economic conditions and trends, including unemployment, changes in lending staff, policies or procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans.
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
     Loans are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
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
     When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity, (ii) whether it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity, (iii) the length of time and extent to which the fair value has been less than costs, and (iv) the financial condition of the issuer. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.
Acquisition
     On September 9, 2010, we entered into an agreement and plan of merger with Sam Houston Financial Corp., the parent company of The First State Bank, Huntsville, Texas. On November 1, 2010, the transaction was completed. Pursuant to the agreement, we paid $22.0 million in cash and our common stock, for all of the outstanding shares of Sam Houston Financial Corp.
     At closing, Sam Houston Financial Corp. was merged into First Financial Bankshares of Delaware, Inc. and The First State Bank became a wholly owned bank subsidiary. The total purchase price exceeded estimated fair value of tangible net assets acquired by approximately $10.0 million, of which approximately $228 thousand was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. The identifiable intangible asset represents the future benefit associated with the acquisition of the core deposits and is being amortized over seven years, utilizing a method that approximates the expected attrition of the deposits.
     The primary purpose of the acquisition was to expand the Company’s market share along Interstate Highway 45 in Central Texas. Factors that contributed to a purchase price resulting in goodwill include Huntsville’s historic record of earnings and its geographic location. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing November 1, 2010.
Results of Operations
     Performance Summary. Net earnings for 2010 were $59.7 million, an increase of $5.9 million, or 10.9%, over net earnings for 2009 of $53.8 million. Net earnings for 2008 were $53.2 million. The increase in net earnings for 2010 over 2009 and 2009 over 2008 was primarily attributable to growth in net interest income.
     Net earnings for 2010 included income from an extraordinary item totaling $1.3 million, after related income taxes, related to the expropriation of a portion of our real property. The Texas Department of Transportation (TXDOT) expropriated a portion of real property at our Southlake bank location to expand highway access. As a result, our current location’s accessibility significantly deteriorated and we have announced the construction of a new bank location in Southlake and will hold for sale the existing location. TXDOT paid $2.2 million for land and damages to our existing property resulting in a net gain of $2.0 million before income taxes.
     On a basic net earnings per share basis, net earnings were $2.86 for 2010 as compared to $2.58 for 2009 and $2.56 for 2008. Basic earnings per share before the extraordinary item were $2.80 for 2010 as compared to $2.58 for 2009 and $2.56 for 2008. The return on average assets was 1.75% for 2010 as compared to 1.72% for 2009 and 1.74% for 2008. The return on average equity was 13.74% for 2010 as compared to 13.63% for 2009 and 15.27% for 2008. All the 2010 amounts include the extraordinary item.
     Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $147.1 million in 2010 as compared to $139.0 million in 2009 and $131.0 million in 2008. The increase in 2010 compared to 2009 was largely attributable to an increase in the volume of earning assets. Average earning assets were $3.141 billion in 2010, as compared to $2.895 billion in 2009 and $2.803 billion in 2008. Average earning assets increased $245.9 million in 2010 with increases in all categories of earning assets. The yield on earning assets decreased 29 basis points in 2010, whereas the rate paid on interest-bearing liabilities decreased 25 basis points. The increase in 2009 compared to 2008 also resulted from an increase in the volume of earnings assets and from the decrease in the rates paid on interest bearing liabilities. The 2009 increase in average earning assets was attributable primarily to an increase in tax-exempt investment securities. Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

     Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2010 Compared to 2009			2009 Compared to 2008
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$680	$447	$1,127	$768	$(2,143)	$(1,375)
Taxable investment securities (1)	2,394	(3,282)	(888)	1,045	(2,216)	(1,171)
Tax-exempt investment securities (2)	2,707	(653)	2,054	6,155	137	6,292
Loans (1)	2,988	(960)	2,028	(2,893)	(10,818)	(13,711)

Interest income	8,769	(4,448)	4,321	5,075	(15,040)	(9,965)

Interest-bearing deposits	1,800	(5,203)	(3,403)	(371)	(16,266)	(16,637)
Short-term borrowings	(47)	(296)	(343)	54	(1,403)	(1,349)

Interest expense	1,753	(5,499)	(3,746)	(317)	(17,669)	(17,986)

Net interest income	$7,016	$1,051	$8,067	$5,392	$2,629	$8,021

(1)	Trading securities are included in taxable investment securities.

(2)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
     The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2008 through 2010. The net interest margin in 2010 was 4.68%, a decrease of 12 basis points from 2009 and an increase of one basis point from 2008. The decrease in our net interest margin in 2010 was largely the result of the extended period of historically low levels of short-term interest rates. The Federal funds rates remained at zero to 0.25% during 2009 and 2010. We have been able to somewhat mitigate the impact of low short-term interest rates by implementing interest rate floors on our loans, improving the pricing for loan risk, and acquiring investment securities at favorable yields. Should interest rates remain at the current low levels in 2011 and forward, we anticipate that the impact of lower yields on loans and investment securities and competition for deposits will continue to put pressure on our net interest margin.
     Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2010			2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Short-term investments	$189,041	$1,541	0.82%	$91,755	$415	0.45%	$80,495	$1,790	2.22%
Taxable investment securities (1)(2)	930,731	36,227	3.89	874,330	37,115	4.24	851,099	38,286	4.50
Tax-exempt investment securities (2)(3)	477,357	29,005	6.08	433,780	26,950	6.21	334,204	20,658	6.18
Loans (3)(4)	1,543,537	93,825	6.08	1,494,876	91,797	6.14	1,537,027	105,508	6.86

Total earning assets	3,140,666	160,598	5.11	2,894,741	156,277	5.40	2,802,825	166,242	5.93
Cash and due from banks	107,791			88,651			115,767
Bank premises and equipment, net	66,714			64,541			64,289
Other assets	52,965			37,774			35,776
Goodwill and other intangible assets, net	63,691			63,567			64,598
Allowance for loan losses	(29,553)			(23,722)			(19,226)

Total assets	$3,402,274			$3,125,552			$3,064,029

Liabilities and Shareholders’ Equity Interest-bearing deposits	$1,947,120	$13,071	0.67%	$1,755,275	$16,474	0.94%	$1,775,158	$33,110	1.87%
Short-term borrowings	172,536	457	0.26	183,228	800	0.44	178,721	2,149	1.20

Total interest-bearing liabilities	$2,119,656	$13,528	0.64	1,938,503	17,274	0.89	1,953,879	35,259	1.80

Noninterest-bearing deposits	811,464			758,112			741,418
Other liabilities	37,002			34,125			20,461

Total liabilities	2,968,122			2,730,740			2,715,758
Shareholders’ equity	434,152			394,812			348,271

Total liabilities and shareholders’ equity	$3,402,274			$3,125,552			$3,064,029

Net interest income		$147,070			$139,003			$130,983

Rate Analysis:
Interest income/earning assets			5.11%			5.40%			5.93%
Interest expense/earning assets			0.43			0.60			1.26

Net yield on earning assets			4.68%			4.80%			4.67%

(1)	Trading securities are included in taxable investment securities.

(2)	Average balances include unrealized gains and losses on available-for-sale securities.

(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(4)	Nonaccrual loans are included in loans.
     Noninterest Income. Noninterest income for 2010 was $49.5 million, an increase of $880 thousand, or 1.8%, as compared to 2009. The increase is primarily attributable to increases in (1) ATM and credit card fees of $1.7 million principally as a result of increased use of debit cards, (2) trust fees of $1.7 million, (3) the net gain on sale of foreclosed assets of $1.0 million and (4) real estate mortgage fees of $903 thousand. Under the Dodd-Frank Act, the Federal Reserve was authorized to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. While the proposed changes relate only to banks with assets greater than $10 billion, concern exists that the proposed regulation will also impact our Company. The increase in trust fees reflects higher oil and gas prices and an increase in the market value of the equity investments under management over the prior year. The fair value of our trust assets, which are not reflected in our consolidated balance sheet, totaled $2.297 billion at December 31, 2010 compared to $2.102 billion at December 31, 2009. The increases in real estate mortgage fees reflected a higher level of refinancing activity due to the favorable interest rate environment and additional resources devoted to expanding the Company’s mortgage loan operations. These increases in noninterest income were partially offset by (1) a $1.9 million decrease in service charges on deposit accounts, (2) a decrease in the net gain on investment securities transactions of $1.5 million and (3) a decrease of $983 thousand in the gain on sale of student loans. The decrease in service charges on deposit accounts was primarily due to a reduction in customer use of overdraft services and changes in overdraft regulations. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve Board prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue. In 2009, we recorded a gain of $983 thousand on the sale of student loans. The Company has suspended its student loan origination activities as a result of changes mandated by the Department of Education.
     Noninterest income for 2009 was $48.6 million, a decrease of $855 thousand, or 1.7%, as compared to 2008. The decrease is primarily attributable to (1) a decrease of $692 thousand in the gain on sale of student loans, (2) a decrease of $641 thousand in service charges on deposit accounts, (3) an increase in the net loss on the sale of foreclosed assets of $553 thousand and (4) a decrease in trust fees of $358 thousand. We recorded a gain of $983 thousand on the sale of approximately $86.0 million in student loans in 2009, compared with a gain of $1.7 million recognized on the sale of $63.0 million in 2008. The Company has suspended its student loan origination activities as a result of changes mandated by the Department of Education. The decline in service charges on deposit accounts was the result of reduced customer usage of overdraft services. The decline in trust fees reflected the decline in the market value of the equity investments under management and lower oil and gas prices, offset in part by an increase of $33.6 million in assets under management over the prior year. These decreases in noninterest income were partially offset by (1) an increase in the net gain on the sale of investment securities of $799 thousand, (2) and an increase in ATM and credit card fees of $642 thousand primarily as a result of increased use of debit cards and (3) an increase in real estate mortgage fees of $373 thousand.

     Table 3 — Noninterest Income (in thousands):

		Increase		Increase
	2010	(Decrease)	2009	(Decrease)	2008
Trust fees	$10,809	$1,726	$9,083	$(358)	$9,441
Service charges on deposit accounts	20,104	(1,852)	21,956	(641)	22,597
Real estate mortgage fees	3,812	903	2,909	373	2,536
Gain on sale of student loans	—	(983)	983	(692)	1,675
ATM and credit card fees	11,276	1,730	9,546	642	8,904
Net gain on securities transactions	363	(1,488)	1,851	799	1,052
Net gain (loss) on sale of foreclosed assets	457	1,005	(548)	(553)	5
Other:
Check printing fees	249	(185)	434	(55)	489
Safe deposit rental fees	448	2	446	—	446
Exchange fees	104	13	91	(44)	135
Credit life and debt protection fees	195	(7)	202	(1)	203
Brokerage commissions	273	(23)	296	(53)	349
Interest on loan recoveries	439	146	293	(54)	347
Miscellaneous income	949	(107)	1,056	(218)	1,274

Total other	2,657	(161)	2,818	(425)	3,243

Total Noninterest Income	$49,478	$880	$48,598	$(855)	$49,453

     Noninterest Expense. Total noninterest expense for 2010 was $98.3 million, an increase of $4.3 million, or 4.5%, as compared to 2009. Noninterest expense for 2009 amounted to $94.0 million, an increase of $2.4 million, or 2.6%, as compared to 2008. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2010 was 49.49% compared to 50.11% for 2009, and 50.76% for 2008. The 2010 ratio includes the extraordinary item.
     Included in noninterest expense were certain costs related to the acquisition of Sam Houston Financial Corp. and its wholly owned subsidiary, First Financial Bank, Huntsville, Texas (formerly The First State Bank, Huntsville, Texas). These acquisition related costs included $239 thousand in data processing expenses, $151 thousand in legal fees and $60 thousand in other related acquisition costs. The acquisition was consummated on November 1, 2010.
     Salaries and employee benefits for 2010 totaled $52.6 million, an increase of $3.2 million, or 6.4%, as compared to 2009. The principal causes of this increase were increases in profit sharing expense, the number of employees and employee medical expense. Also contributing to these increases were the salaries and employee benefits expenses included in our operations beginning November 1, 2010 related to our Huntsville acquisition.
     All other categories of noninterest expense for 2010 totaled $45.6 million, an increase of $1.1 million, or 2.5%, as compared to 2009. The increase in noninterest expense was largely the result of increases in ATM expense of $582 thousand, other real estate expense of $529 thousand, advertising of $341 thousand and acquisition-related expenses (discussed above). The increase in ATM expense was largely the result of increased use of debit cards discussed above. The increase in other real estate expenses was the result of a higher volume of foreclosed real estate. The increase in advertising expense reflected marketing efforts to capitalize on our being recognized in January 2010 as the best-performing bank in the nation in the $3 billion-plus category by Bank Director Magazine. Partially offsetting these increases were a reduction in FDIC insurance premiums of $893 thousand and reduction in several other categories of noninterest expense.
     Salaries and employee benefits for 2009 totaled $49.5 million, an increase of $201 thousand, or 0.4%, as compared to 2008. The primary causes of this increase were an increase in pension expense as a result of changes in actuarial assumptions, overall pay increases and an increase in employee medical expenses offset by a reduction in profit sharing expense.
     All other categories of non interest expense for 2009 totaled $44.5 million, an increase of $2.2 million, or 5.2%, as compared to 2008. The increase in noninterest expense was largely the result of an increase of $4.2 million in

FDIC insurance premiums, resulting from (i) the special assessment of $1.4 million, (ii) having utilized FDIC premium insurance credits in prior periods and (iii) an increase in FDIC insurance premium rates. The FDIC required member banks to prepay on December 30, 2009 their 2010 to 2012 FDIC insurance premiums, including a three basis point increase in premium rates for 2011 and 2012. The 2010 to 2012 prepayment is being expensed with quarterly assessment notices. The increase in professional and service fees of $258 thousand reflected higher costs associated with servicing the Company’s student loans and expenses related to an upgraded funds transfer system. ATM and debit card interchange expenses decreased $1.1 million primarily as a result of better pricing with our processor. Net occupancy expense decreased $442 thousand as a result of lower utilities expense.
     Table 4 — Noninterest Expense (in thousands):

		Increase		Increase
	2010	(Decrease)	2009	(Decrease)	2008
Salaries	$39,548	$887	$38,661	$398	$38,263
Medical	3,796	369	3,427	92	3,335
Profit sharing	4,299	1,939	2,360	(1,046)	3,406
Pension	483	(255)	738	604	134
401(k) match expense	1,220	42	1,178	45	1,133
Payroll taxes	2,908	100	2,808	20	2,788
Stock option expense	387	73	314	88	226

Total salaries and employee benefits	52,641	3,155	49,486	201	49,285

Net occupancy expense	6,442	149	6,293	(442)	6,735
Equipment expense	7,476	(267)	7,743	196	7,547
Printing, stationery and supplies	1,717	(175)	1,892	1	1,891
Correspondent bank service charges	767	(265)	1,032	(137)	1,169
FDIC insurance premiums	4,000	(893)	4,893	4,241	652
ATM expense	3,364	582	2,782	(1,139)	3,921
Professional and service fees	2,839	296	2,543	258	2,285
Intangible amortization	609	(242)	851	(353)	1,204

Other:
Data processing fees	694	274	420	5	415
Postage	1,434	(55)	1,489	52	1,437
Advertising	1,580	341	1,239	38	1,201
Credit card fees	415	(3)	418	(104)	522
Telephone	1,372	16	1,356	90	1,266
Public relations and business development	1,540	214	1,326	(64)	1,390
Directors’ fees	753	51	702	(3)	705
Audit and accounting fees	1,177	(43)	1,220	(148)	1,368
Legal fees	821	269	552	34	518
Regulatory exam fees	872	24	848	37	811
Travel	668	142	526	(103)	629
Courier expense	584	26	558	(217)	775
Operational and other losses	1,036	60	976	(341)	1,317
Other real estate	1,117	529	588	299	289
Other miscellaneous expense	4,338	(71)	4,267	12	4,255

Total other	18,401	1,916	16,485	(413)	16,898

Total Noninterest Expense	$98,256	$4,256	$94,000	$2,413	$91,587

     Income Taxes. Income tax expense was $20.1 million for 2010 ($20.8 million including the extraordinary item) as compared to $18.6 million for 2009 and $20.6 million for 2008. Our effective tax rates on pretax income were 25.6% (25.8% including the extraordinary item), 25.6%, and 28.0%, respectively, for the years 2010, 2009 and 2008. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes. The decrease in the effective tax rate during 2009 was primarily the result of an increase in holdings of tax-exempt municipal securities.

Balance Sheet Review
     Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied commercial real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of December 31, 2010, total loans were $1.690 billion, an increase of $176.0 million, as compared to December 31, 2009. As compared to year-end 2009, real estate loans increased $145.1 million, commercial, financial and agricultural loans increased $16.3 million, and consumer loans increased $14.6 million. Loans averaged $1.54 billion during 2010, an increase of $48.7 million over the 2009 average balances.
     Table 5 — Composition of Loans (in thousands):

	December 31,
	2010	2009	2008	2007	2006
Commercial, financial and agricultural	$524,757	$508,431	$485,707	$493,478	$430,286
Real estate — construction	91,815	77,711	158,000	196,250	155,285
Real estate — mortgage	883,710	752,735	678,788	626,146	591,893
Consumer, net of unearned income	190,064	175,492	243,648	212,146	196,271

	$1,690,346	$1,514,369	$1,566,143	$1,528,020	$1,373,735

     Our real estate loans represent approximately 58% of our loan portfolio and are comprised of (i) commercial real estate loans (32%), generally owner occupied, (ii) 1-4 family residence loans (37%), (iii) residential development and construction loans (8%), which includes our custom and speculation home construction loans, (iv) commercial development and construction loans (4%) and (v) other (19%).
     Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2010 (in thousands):
     The following tables summarize maturity and repricing information for the commercial, financial, and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2010:

		After One
		Year
	One Year	Through	After Five
	or less	Five Years	Years	Total
Commercial, financial, and agricultural	$253,708	$167,308	$103,741	$524,757
Real estate — construction	45,160	33,833	12,822	91,815

	$298,868	$201,141	$116,563	$616,572

Maturities
After One Year
Loans with fixed interest rates	$223,235
Loans with floating or adjustable interest rates	94,469

$317,704

     Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days still accruing and restructured loans plus foreclosed assets, were $26.0 million at December 31, 2010, as compared to $22.1 million at December 31, 2009 and $12.5 million at December 31, 2008. As a percent of loans and foreclosed assets, these assets were 1.53% at December 31, 2010, as compared to 1.46% at December 31, 2009 and 0.80% at December 31, 2008. As a percent of total assets, these assets were 0.69% at December 31, 2010, as compared to 0.67% at December 31, 2009 and 0.39% at December 31, 2008. The higher level of these assets in 2010 was a result of the continued slower national and Texas economy. Subsequent to December 31, 2010, a loan totaling $2.1 million, which was included in our nonperforming loans as it was past due 90 days and still accruing paid off. We believe the level of these assets to be manageable and are not aware of any material classified credit not properly disclosed as nonperforming at December 31, 2010.
Table 7 —	Nonaccrual, Past Due 90 Days Still Accruing and Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2010	2009	2008	2007	2006
Nonaccrual loans	$15,445	$18,540	$9,893	$3,189	$3,529
Loans still accruing and past due 90 days or more	2,196	15	36	36	129
Restructured loans	—	—	—	—	—

Nonperforming loans	17,641	18,555	9,929	3,225	3,658
Foreclosed assets	8,309	3,533	2,602	1,506	453

Total nonperforming assets	$25,950	$22,088	$12,531	$4,731	$4,111

As a % of loans and foreclosed assets	1.53%	1.46%	0.80%	0.31%	0.30%
As a % of total assets	0.69	0.67%	0.39%	0.15%	0.14%
     We record interest payments received on impaired loans as interest income unless collections of the remaining recorded investment are placed on nonaccrual, at which time we record payments received as reductions of principal. We recognized interest income on impaired loans of approximately $425,000, $691,000 and $409,000 during the years ended December 31, 2010, 2009, and 2008, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2010, 2009, and 2008, respectively, such income would have approximated $1,479,000, $1,417,000 and $624,000.
     Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to provide for losses on loans that we deem are uncollectible. We determine the allowance and the required provision expense by reviewing general loss experience and the performance of specific credits. The provision for loan losses was $9.0 million for 2010 as compared to $11.4 million for 2009 and $8.0 million for 2008. The continued provision for loan losses in 2010 reflects the growth in loans and higher levels of nonperforming assets. As a percent of average loans, net loan charge-offs were 0.35% during 2010, 0.36% during 2009 and 0.25% during 2008. The allowance for loan losses as a percent of loans was 1.84% as of December 31, 2010, as compared to 1.82% as of December 31, 2009. Included in Tables 8 and 9 are further analysis of our allowance for loan losses compared to nonperforming assets and charge-offs.
     Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. The current downturn in the economy or lower employment could result in increased levels of nonaccrual, past due 90 days still accruing and restructured loans and foreclosed assets, charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review the adequacy of our allowance for loan losses. The banking agencies could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examinations of our subsidiary banks.

     Table 8 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2010	2009	2008	2007	2006
Balance at January 1,	$27,612	$21,529	$17,462	$16,201	$14,719

Charge-offs:
Commercial, financial and agricultural	2,711	1,188	1,937	1,056	956
Real estate	2,231	3,072	1,696	—	—
Consumer	1,505	1,950	1,082	742	865

Total charge-offs	6,447	6,210	4,715	1,798	1,821

Recoveries:
Commercial, financial and agricultural	290	190	342	341	739
Real estate	238	122	133	5	8
Consumer	451	562	350	376	487
All other	—	—	—	6	8

Total recoveries	979	874	825	728	1,242

Net charge-offs	5,468	5,336	3,890	1,070	579

Provision for loan losses	8,962	11,419	7,957	2,331	2,061

Balance at December 31,	$31,106	$27,612	$21,529	$17,462	$16,201

Loans at year-end	$1,690,346	$1,514,369	$1,566,143	$1,528,020	$1,373,735
Average loans	1,543,537	1,494,876	1,537,027	1,427,922	1,308,309

Net charge-offs/average loans	0.35%	0.36%	0.25%	0.07%	0.04%
Allowance for loan losses/year-end loans	1.84	1.82	1.37	1.14	1.18
Allowance for loan losses/nonaccrual, past due 90 days still accruing and restructured loans	176.33	148.81	216.83	541.49	442.94
     The ratio of our allowance to nonaccrual, past due 90 days still accruing and restructured loans has generally trended downward since 2007, as the economic conditions began to worsen. Although the ratio has declined substantially from prior years when net charge-offs and nonperforming asset levels were historically low, management believes the allowance for loan losses is adequate at December 31, 2010 in spite of these trends.
     Table 9 — Allocation of Allowance for Loan Losses (in thousands):

	2010	2009	2008	2007	2006
	Allocation	Allocation	Allocation	Allocation	Allocation
	Amount	Amount	Amount	Amount	Amount
Commercial, financial and agricultural	$10,044	$10,329	$8,687	$7,786	$7,808
Real estate — construction	2,394	4,550	4,938	1,887	1,357
Real estate — mortgage	16,707	11,828	6,634	6,117	5,483
Consumer	1,961	905	1,270	1,672	1,553

Total	$31,106	$27,612	$21,529	$17,462	$16,201

     Percent of Loans in Each Category of Total Loans:

	2010	2009	2008	2007	2006
Commercial, financial and agricultural	31.04%	33.57%	31.01%	32.30%	31.32%
Real estate — construction	5.43	5.13	10.09	12.84	11.30
Real estate — mortgage	52.28	49.71	43.34	40.98	43.09
Consumer, net of unearned income	11.25	11.59	15.56	13.88	14.29
     Included in our loan portfolio are certain other loans not included in Table 7 that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $7.3 million as of December 31, 2010.
     Interest-Bearing Deposits in Banks. The Company had interest-bearing deposits in banks of $243.8 million, $167.3 million, and $3.7 million at December 31, 2010, 2009, and 2008, respectively. At December 31, 2010, our interest-bearing deposits in banks included $77.7 million maintained at the Federal Reserve Bank of Dallas, $103.7 million invested in FDIC-insured certificates of deposit at unaffiliated banks, $60.9 million invested in money market accounts at an unaffiliated regional bank, and $1.6 million on deposit with the Federal Home Loan Bank of Dallas. The average balance of interest-bearing deposits in banks was $185.8 million, $58.2 million and $3.6 million in 2010, 2009 and 2008, respectively. The average yield on interest-bearing deposits in banks was 0.83%, 0.59% and 3.14% in 2010, 2009 and 2008, respectively. The Company increased its investment in interest-bearing deposits in banks in 2010 primarily by moving funds to (i) FDIC-insured certificate of deposits at unaffiliated banks, (ii) money market account at an unaffiliated bank and (iii) the Federal Reserve Bank of Dallas for better interest rates and less interest rate risk.
     Trading Securities. As of December 31, 2010 and 2009, the Company did not hold trading securities. As of December 31, 2008, trading securities totaled $56.0 million and consisted of a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities were carried at estimated fair value with unrealized gains and losses included in earnings. The average balance on trading securities in 2009 and 2008 was $33.6 million and $37.6 million, respectively and the average yield in 2009 and 2008 was 0.45% and 1.99% respectively. The Company purchased trading securities in 2009 and 2008 to improve its yield and to diversify its Federal Funds sold portfolio. There were no such balances during 2010 due to significantly lower interest rates.
     Available-for-Sale and Held-to-Maturity Securities. At December 31, 2010, securities with an amortized cost of $9.1 million were classified as securities held-to-maturity and securities with a fair value of $1.537 billion were classified as securities available-for-sale. As compared to December 31, 2009, the available-for-sale portfolio at December 31, 2010, reflected (1) an increase of $15.5 million in U. S. Treasury securities; (2) an increase of $7.2 million in obligations of U.S. government sponsored-enterprises and agencies; (3) an increase of $94.3 million in obligations of states and political subdivisions; (4) a decrease of $18.1 million in corporate bonds and other; and (5) an increase of $168.2 million in mortgage-backed securities. As compared to December 31, 2008, the available for sale portfolio at December 31, 2009 reflected (1) a decrease of $58.0 million in obligations of U.S. government sponsored-enterprises and agencies; (2) an increase of $75.6 million in obligations of states and political subdivisions; (3) an increase of $3.9 million in corporate bonds and other; and (4) an increase of $9.6 million in mortgage-backed securities. Securities-available-for-sale included fair value adjustments of $40.2 million, $55.9 million and $25.7 million at December 31, 2010, 2009, and 2008, respectively. We did not hold any collateralized mortgage obligations or structured notes as of December 31, 2010 that we consider to be high risk. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.
     See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2010 and 2009.

Table 10 — Composition of Available-for-Sale and Held-to-Maturity Securities (dollars in thousands):

	At December 31,
	2010		2009		2008
	Amortized		Amortized		Amortized
Held-to-Maturity:	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Obligations of states and political subdivisions	$8,549	$8,709	$14,652	$15,038	$22,574	$23,156
Mortgage-backed securities	515	531	621	636	919	917

	$9,064	$9,240	$15,273	$15,674	$23,493	$24,073

Available-for-Sale:
U. S. Treasury securities	$15,253	$15,516	$—	$—	$—	$—
Obligations of U.S. government sponsored-enterprises and agencies	270,706	279,248	260,018	272,068	315,981	330,046
Obligations of states and political subdivisions	543,074	549,908	437,550	455,632	380,009	379,997
Corporate bonds and other	56,710	60,828	73,858	78,886	72,878	74,955
Mortgage-backed securities	611,275	631,678	442,823	463,518	444,352	453,924

	$1,497,018	$1,537,178	$1,214,249	$1,270,104	$1,213,220	$1,238,922

     Table 11 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at December 31, 2010 (in thousands, except percentages):

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$7,540	7.21%	$1,009	6.79%	$—	—%	$—	—%	$8,549	7.16%
Mortgage-backed securities	15	6.18	347	4.20	153	2.97	—	—	515	3.88

Total	$7,555	7.21%	$1,356	6.13%	$153	2.97%	$—	—%	$9,064	6.97%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities	$—	—%	$15,516	1.47%	$—	—%	$—	—%	$15,516	1.47%
Obligations of U.S. government sponsored-enterprises and agencies	97,560	3.71	181,688	2.91	—	—	—	—	279,248	3.19
Obligations of states and political subdivisions	25,736	5.68	163,678	5.09	238,333	6.15	122,161	6.01	549,908	5.78
Corporate bonds and other securities	19,800	3.31	34,255	5.25	6,773	7.08	—	—	60,828	4.13
Mortgage-backed securities	92,384	5.69	393,325	4.12	77,537	3.31	68,432	3.63	631,678	4.64

Total	$235,480	4.66%	$788,462	4.05%	$322,643	5.59%	$190,593	5.15%	$1,537,178	4.73%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
Total Available-for-Sale and	or Less		Five Years		Ten Years		Ten Years		Total
Held- to-Maturity Securities:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities	$—	—%	$15,516	1.47%	$—	—%	$—	—%	$15,516	1.47%
Obligations of U.S. government sponsored-enterprises and agencies	97,560	3.71	181,688	2.91	—	—	—	—	279,248	3.19
Obligations of states and political subdivisions	33,276	6.03	164,687	5.10	238,333	6.15	122,161	6.01	558,457	5.80
Corporate bonds and other securities	19,800	3.81	34,255	5.25	6,773	7.08	—	—	60,828	4.75
Mortgage-backed securities	92,399	5.69	393,672	4.12	77,690	3.31	68,432	3.63	632,193	4.22

Total	$243,035	4.73%	$789,818	4.05%	$322,796	5.59%	$190,593	5.15%	$1,546,242	4.61%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.
     Table 12 — Disclosure of Available-for-Sale and Held-to-Maturity Securities with Continuous Unrealized Loss
     The following tables disclose, as of December 31, 2010 and 2009, our available-for-sale and held-to- maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2010	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$164,437	$5,665	$2,070	$196	$166,507	$5,861
Mortgage-backed securities	110,591	1,880	—	—	110,591	1,880

Total	$275,028	$7,545	$2,070	$196	$277,098	$7,741

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of state and political subdivisions	$21,703	$428	$2,798	$139	$24,501	$567
Mortgage-backed securities	27,619	300	82	1	27,701	301

Total	$49,322	$728	$2,880	$140	$52,202	$868

     The number of investment positions in this unrealized loss position totaled 352 at December 31, 2010. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of short-term and intermediate interest rates at December 31, 2010. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
     The portfolio had an overall tax equivalent yield of 4.63% at December 31, 2010. At December 31, 2010, the investment portfolio had a weighted average life of 4.46 years and modified duration of 3.74 years.
     Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $3.113 billion as of December 31, 2010, as compared to $2.685 billion as of December 31, 2009 and $2.583 billion as of December 31, 2008. Table 13 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more:

     Table 13 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing deposits	$811,464	—	$758,112	—	$741,418	—
Interest-bearing deposits
Interest-bearing checking	679,816	0.25%	604,731	0.33%	591,959	0.91%
Savings and money market accounts	470,925	0.28	443,509	0.43	434,294	0.83
Time deposits under $100,000	348,464	1.25	360,364	1.69	401,335	3.11
Time deposits of $100,000 or more	447,915	1.26	346,671	1.86	347,570	3.35

Total interest-bearing deposits	1,947,120	0.67%	1,755,275	0.94%	1,775,158	1.87%

Total average deposits	$2,758,584		$2,513,387		$2,516,576

As of December 31,
2010
Three months or less	$188,003
Over three through six months	128,228
Over six through twelve months	123,453
Over twelve months	41,163

Total time deposits of $100,000 or more	$480,847

     Short-Term Borrowings. Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $178.4 million, $146.1 million and $235.6 million at December 31, 2010, 2009, and 2008, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds. The average balance of federal funds purchased and securities sold under repurchase agreements was $172.5 million, $183.2 million and $178.7 million in 2010, 2009 and 2008 respectively. The average rate paid on federal funds purchased and securities sold under repurchase agreements was 0.26%, 0.44% and 1.20% in 2010, 2009 and 2008, respectively. The weighted average rate on federal funds purchased and securities sold under repurchase agreements was 0.10%, 0.40% and 0.41% at December 31, 2010, 2009 and 2008, respectively. The highest amount of federal funds purchased and securities sold under repurchase agreements at any month end during 2010, 2009 and 2008 was $244.7 million, $244.2 million and $235.6 million, respectively.
Capital Resources
     We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
     Total shareholders’ equity was $441.7 million, or 11.7% of total assets, at December 31, 2010, as compared to $415.7 million, or 12.7% of total assets, at December 31, 2009. During 2010, total shareholders’ equity averaged $434.1 million, or 12.8% of average assets, as compared to $394.8 million, or 12.6% of average assets, during 2009 and $348.3 million, or 11.4% of average assets, during 2008.
     Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of December 31, 2010, our total risk-based and leverage capital ratios were 18.26% and 10.28%, respectively, as compared to total risk-based and leverage capital ratios of 18.99% and 10.69% as of December 31, 2009. We believe by all measurements our capital ratios remain well above regulatory minimums.

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
     As of December 31, 2010, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.28% and 1.30%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 50 basis points would result in a negative variance in a net interest income of 1.53% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 50 basis points as of December 31, 2010 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
     Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.
Liquidity
     Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 14 and 15. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $178.4 million at December 31, 2010, and an unfunded $25.0 million line of credit established with The Frost National Bank, a nonaffiliated bank which matures on June 30, 2011. First Financial Bank, N. A., Abilene also has federal funds purchased lines of credit with two non-affiliated banks totaling $80.0 million. Seven of our subsidiary banks have available lines of credit with the Federal Home Loan Bank of Dallas totaling $227.2 million secured by portions of their loan portfolios and certain investment securities. There were no outstanding balances on such lines at December 31, 2010.

     On December 30, 2009, the Company renewed its loan agreement, effective December 31, 2009, with The Frost National Bank. Under the loan agreement, as renewed and amended, the Company is permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2011, interest is paid quarterly at Wall Street Journal Prime and the line of credit matures June 30, 2011. If a balance exists at June 30, 2011, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at the election of the Company at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Management believes the Company was in compliance with the financial and operational covenants at December 31, 2010. There was no outstanding balance under the line of credit as of December 31, 2010 or 2009.
     Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.
     In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company, which totaled $36.2 million at December 31, 2010, available dividends from subsidiary banks which totaled $52.1 million at December 31, 2010, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.
     Table 14 — Contractual Obligations as of December 31, 2010 (in thousands):

	Payment Due by Period
		Less than 1			Over 5
	Total Amounts	year	2 - 3 years	4 - 5 years	years
Deposits with stated maturity dates	$837,615	$753,848	$73,656	$10,103	$8
Pension obligation	15,234	1,186	2,700	2,939	8,409
Operating leases	1,333	653	600	80	—
Outsourcing service contracts	972	940	32	—	—

Total Contractual Obligations	$855,154	$756,627	$76,988	$13,122	$8,417

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
     Table 15 — Commitments as of December 31, 2010 (in thousands):

	Total Notional
	Amounts	Less than 1			Over 5
	Committed	year	2 - 3 years	4 - 5 years	years
Unfunded lines of credit	$311,371	$300,718	$1,397	$3,505	$5,751
Unfunded commitments to extend credit	57,116	34,122	2,035	1,333	19,626
Standby letters of credit	19,989	16,194	3,734	61	—

Total Commercial Commitments	$388,476	$351,034	$7,166	$4,899	$25,377

     We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.
     Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At December 31, 2010, approximately $52.2 million was available for the payment of intercompany dividends by the subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $41.1 million in 2010 and $37.8 million in 2009.
     Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with The Frost National Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 47.6%, 52.6% and 52.4% of net earnings, respectively, in 2010, 2009 and 2008. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.
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
Quarterly Results of Operations (in thousands, except per share and common stock data):
     The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2010 and 2009. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2010
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$39,041	$37,259	$37,054	$36,345
Interest expense	2,887	3,345	3,596	3,699

Net interest income	36,154	33,914	33,458	32,646
Provision for loan losses	1,992	1,988	2,973	2,010

Net interest income after provision for loan losses	34,162	31,926	30,485	30,636
Noninterest income	12,586	12,919	12,498	11,109
Net gain on securities transactions	284	7	72	1
Noninterest expense	26,261	24,706	23,951	23,338

Earnings before income taxes and extraordinary item	20,771	20,146	19,104	18,408
Income tax expense	5,256	5,213	4,906	4,691

Net earnings before extraordinary item	15,515	14,933	14,198	13,717
Extraordinary item	—	1,296	—	—

Net earnings	$15,515	$16,229	$14,198	$13,717

Per Share Data:
Earnings per share, basic before extraordinary item	$0.74	$0.72	$0.68	$0.66
Earnings per share, assuming dilution before extraordinary item	0.74	0.72	0.68	0.66
Earnings per share, basic	0.74	0.78	0.68	0.66
Earnings per share, assuming dilution	0.74	0.78	0.68	0.66
Cash dividends declared	0.34	0.34	0.34	0.34
Book value at period-end	21.09	21.63	20.67	20.33

Common stock sales price:
High	$52.96	$50.83	$54.94	$55.02
Low	46.00	43.55	48.09	50.01
Close	51.25	46.99	48.09	51.56

	2009
	4th	3rd	2nd	1st
Summary Income Statement Information:
Interest income	$36,417	$36,598	$36,468	$36,962
Interest expense	3,872	4,015	4,347	5,038

Net interest income	32,545	32,583	32,121	31,924
Provision for loan losses	4,365	3,706	1,588	1,761

Net interest income after provision for loan losses	28,180	28,877	30,533	30,163
Noninterest income	11,855	11,982	11,622	11,287
Net gain on securities transactions	206	897	498	249
Noninterest expense	23,675	23,018	24,358	22,947

Earnings before income taxes	16,566	18,738	18,295	18,752
Income tax expense	4,025	4,752	4,729	5,048

Net earnings	$12,541	$13,986	$13,566	$13,704

Per Share Data:
Net earnings per share, basic	$0.60	$0.67	$0.65	$0.66
Net earnings per share, assuming dilution	0.60	0.67	0.65	0.66
Cash dividends declared	0.34	0.34	0.34	0.34
Book value at period-end	19.96	19.96	18.68	18.34

Common stock sales price:
High	$55.94	$54.50	$51.62	$55.70
Low	47.86	47.95	46.51	36.49
Close	54.23	49.46	50.36	48.17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
     As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
     A control system, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of December 31, 2010.

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
First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.
First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 24, 2011, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
First Financial Bankshares, Inc.
We have audited First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Financial Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Financial Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of First Financial Bankshares, Inc. and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 24, 2011

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2010.

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in
	Warrants and Rights	Warrants and Rights	Far Left Column)
Equity compensation plans approved by security holders	253,638	$40.67	502,260
Equity compensation plans not approved by security holders	—	—	—

Total	253,638	$40.67	502,260

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements -
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Earnings for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
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

FIRST FINANCIAL BANKSHARES, INC.
Date: February 24, 2011	By:	/s/ F. SCOTT DUESER
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

Name	Title	Date

/s/ F. SCOTT DUESER	Chairman of the Board, Director, President, and	February 24, 2011
F. Scott Dueser	Chief Executive Officer (Principal Executive Officer)

/s/ J. BRUCE HILDEBRAND	Executive Vice President and Chief Financial Officer	February 24, 2011
J. Bruce Hildebrand	(Principal Financial Officer and Principal Accounting Officer)

/s/ STEVEN L. BEAL	Director	February 24, 2011
Steven L. Beal

/s/ TUCKER S. BRIDWELL	Director	February 24, 2011
Tucker S. Bridwell

/s/ JOSEPH E. CANON	Director	February 24, 2011
Joseph E. Canon

/s/ DAVID COPELAND	Director	February 24, 2011
David Copeland

Name	Title	Date

/s/ MURRAY EDWARDS	Director	February 24, 2011
Murray Edwards

/s/ RONALD GIDDIENS	Director	February 24, 2011
Ronald Giddiens

/s/ DERRELL E. JOHNSON	Director	February 24, 2011
Derrell E. Johnson

/s/ KADE L. MATTHEWS	Director	February 24, 2011
Kade L. Matthews

/s/ DIAN GRAVES STAI	Director	February 24, 2011
Dian Graves Stai

/s/ JOHNNY TROTTER	Director	February 24, 2011
Johnny Trotter

Exhibits Index
The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2006).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant.

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 1, 2010).

10.2	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of Registrant’s Form 10-Q filed May 4, 2010).

10.4	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-Q filed May 4, 2010).

10.5	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).

10.6	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed December 31, 2006).

10.7	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed December 31, 2007).

10.8	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q filed July 25, 2008).

10.9	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 22, 2008).

10.10	—	Sixth Amendment to Loan Agreement, dated June 16, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10-7 of the Registrant’s Form 8-K filed June 30, 2009).

10.11	—	Seventh Amendment to Loan Agreement, dated December 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K filed December 30, 2009).

*21.1	—	Subsidiaries of the Registrant.

*23.1	—	Consent of Ernst & Young LLP.

24.1	—	Power of Attorney (included on signature page of this Form 10-K).

*31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.

*32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.

*	Filed herewith 51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
First Financial Bankshares, Inc.
We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U. S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 24, 2011

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009
(Dollars in thousands, except per share amounts)

	2010	2009
ASSETS
CASH AND DUE FROM BANKS	$124,177	$139,915

FEDERAL FUNDS SOLD	—	14,290

INTEREST-BEARING DEPOSITS IN BANKS	243,776	167,336

Total cash and cash equivalents	367,953	321,541

SECURITIES HELD-TO-MATURITY (fair value of $9,240 in 2010 and $15,674 in 2009)	9,064	15,273

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,537,178	1,270,104

LOANS:
Held for investment	1,677,187	1,510,046
Less – allowance for loan losses	(31,106)	(27,612)

Net loans held for investment	1,646,081	1,482,434
Held for sale	13,159	4,323

Net loans	1,659,240	1,486,757

BANK PREMISES AND EQUIPMENT, net	70,162	64,363

INTANGIBLE ASSETS	72,524	63,152

OTHER ASSETS	60,246	58,266

Total assets	$3,776,367	$3,279,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$959,473	$836,323

INTEREST-BEARING DEPOSITS	2,153,828	1,848,434

Total deposits	3,113,301	2,684,757

DIVIDENDS PAYABLE	7,120	7,081

SHORT-TERM BORROWINGS	178,356	146,094

OTHER LIABILITIES	35,902	25,822

Total liabilities	3,334,679	2,863,754

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value; authorized 40,000,000 shares; 20,942,141 and 20,826,431 issued at December 31, 2010 and 2009, respectively	209	208
Capital surplus	274,629	269,294
Retained earnings	146,397	115,123
Treasury stock (shares at cost: 166,329 and 162,836 at December 31, 2010 and 2009, respectively)	(4,207)	(3,833)
Deferred Compensation	4,207	3,833
Accumulated other comprehensive earnings	20,453	31,077

Total shareholders’ equity	441,688	415,702

Total liabilities and shareholders’ equity	$3,776,367	$3,279,456

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except per share amounts)

	2010	2009	2008
INTEREST INCOME:
Interest and fees on loans	$92,715	$90,932	$104,887
Interest on investment securities:
Taxable	36,227	36,964	37,539
Exempt from federal income tax	19,216	17,983	14,191
Interest on trading securities	—	151	747
Interest on federal funds sold and interest-bearing deposits in banks	1,541	415	1,790

Total interest income	149,699	146,445	159,154

INTEREST EXPENSE:
Interest on deposits	13,071	16,474	33,110
Other	457	800	2,149

Total interest expense	13,528	17,274	35,259

Net interest income	136,171	129,171	123,895

PROVISION FOR LOAN LOSSES	8,962	11,419	7,957

Net interest income after provision for loan losses	127,209	117,752	115,938

NONINTEREST INCOME:
Trust fees	10,809	9,083	9,441
Service charges on deposit accounts	20,104	21,956	22,597
ATM and credit card fees	11,276	9,546	8,904
Real estate mortgage operations	3,812	2,909	2,536
Net gain on sale of available-for-sale securities	363	1,851	1,052
Net gain on sale of student loans	—	983	1,675
Net gain (loss) on sale of foreclosed assets	457	(548)	5
Other	2,657	2,818	3,243

Total noninterest income	49,478	48,598	49,453

NONINTEREST EXPENSE:
Salaries and employee benefits	52,641	49,486	49,285
Net occupancy expense	6,442	6,293	6,735
Equipment expense	7,476	7,743	7,547
Printing, stationery and supplies	1,717	1,892	1,891
Correspondent bank service charges	767	1,032	1,169
FDIC insurance premiums	4,000	4,893	652
ATM expense	3,364	2,782	3,921
Professional and service fees	2,839	2,543	2,285
Amortization of intangible assets	609	851	1,204
Other expenses	18,401	16,485	16,898

Total noninterest expense	98,256	94,000	91,587

EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	78,431	72,350	73,804
INCOME TAX EXPENSE	20,068	18,553	20,640

NET EARNINGS BEFORE EXTRAORDINARY ITEM	58,363	53,797	53,164
EXTRAORDINARY ITEM – EXPROPRIATION OF LAND,
NET OF INCOME TAXES OF $697	1,296	—	—

NET EARNINGS	$59,659	$53,797	$53,164

NET EARNINGS PER SHARE, BASIC BEFORE EXTRAORDINARY ITEM	$2.80	$2.58	$2.56

NET EARNINGS PER SHARE, ASSUMING DILUTION BEFORE
EXTRAORDINARY ITEM	$2.80	$2.58	$2.55

NET EARNINGS PER SHARE, BASIC	$2.86	$2.58	$2.56

NET EARNINGS PER SHARE, ASSUMING DILUTION	$2.86	$2.58	$2.55

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
NET EARNINGS	$59,659	$53,797	$53,164

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	(15,331)	32,006	16,323

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(364)	(1,851)	(1,052)

Minimum liability pension adjustment, before income tax	(650)	963	(4,452)

Total other items of comprehensive earnings	(16,345)	31,118	10,819

Income tax benefit (expense) related to:
Investment securities	5,493	(10,554)	(5,345)
Minimum liability pension adjustment	227	(337)	1,558

	5,720	(10,891)	(3,787)

COMPREHENSIVE EARNINGS	$49,034	$74,024	$60,196

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except per share amounts)

								Accumulated
								Other
								Comprehensive	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Earnings	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Losses)	Equity
BALANCE, December 31, 2007	20,766,848	$208	$267,136	$64,334	(155,415)	$(3,170)	$3,170	$3,818	$335,496
Net earnings	—	—	—	53,164	—	—	—	—	53,164
Stock option exercises	32,350	—	608	—	—	—	—	—	608
Cash dividends declared, $1.34 per share	—	—	—	(27,861)	—	—	—	—	(27,861)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(2,894)	(2,894)
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	9,926	9,926
Additional tax benefit related to directors’ deferred compensation plan	—	—	117	—	—	—	—	—	117
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(3,396)	(330)	330	—	—
Stock option expense	—	—	226	—	—	—	—	—	226

BALANCE, December 31, 2008	20,799,198	$208	$268,087	$89,637	(158,811)	$(3,500)	$3,500	$10,850	$368,782
Net earnings	—	—	—	53,797	—	—	—	—	53,797
Stock option exercises	27,233	—	682	—	—	—	—	—	682
Cash dividends declared, $1.36 per share	—	—	—	(28,311)	—	—	—	—	(28,311)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	626	626
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	19,601	19,601
Additional tax benefit related to directors’ deferred compensation plan	—	—	211	—	—	—	—	—	211
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(4,025)	(333)	333	—	—
Stock option expense	—	—	314	—	—	—	—	—	314

BALANCE, December 31, 2009	20,826,431	$208	$269,294	$115,123	(162,836)	$(3,833)	$3,833	$31,077	$415,702
Net earnings	—	—	—	59,659	—	—	—	—	59,659
Stock issued in acquisition of Sam Houston Financial Corp.	85,306	1	4,031	—	—	—	—	—	4,032
Stock option exercises	30,404	—	789	—	—	—	—	—	789
Cash dividends declared, $1.36 per share	—	—	—	(28,385)	—	—	—	—	(28,385)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(423)	(423)
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(10,201)	(10,201)
Additional tax benefit related to directors’ deferred compensation plan	—	—	128	—	—	—	—	—	128
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(3,493)	(374)	374	—	—
Stock option expense	—	—	387	—	—	—	—	—	387

BALANCE, December 31, 2010	20,942,141	$209	$274,629	$146,397	(166,329)	$(4,207)	$4,207	$20,453	$441,688

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(Dollars in Thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$59,659	$53,797	$53,164
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,102	7,746	8,014
Provision for loan losses	8,962	11,419	7,957
Securities premium amortization (discount accretion), net	4,460	1,636	715
Gain on sale of assets, net	(2,765)	(2,275)	(2,789)
Deferred federal income tax expense (benefit)	1,089	(221)	(123)
Trading security activity, net	—	55,991	(55,991)
Net (increase) decrease in loans held for sale	(8,837)	50,444	(17,296)
Change in other assets	4,573	(6,597)	(565)
Change in other liabilities	(2,415)	(425)	(3,581)

Total adjustments	12,169	117,718	(63,659)

Net cash provided by (used in) operating activities	71,828	171,515	(10,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of bank, less cash acquired	(2,463)	—	—
Activity in available-for-sale securities:
Sales	28,039	50,063	89,439
Maturities	1,812,241	182,214	199,925
Purchases	(2,068,639)	(233,876)	(421,585)
Activity in held-to-maturity securities — maturities	6,216	8,227	2,924
Net increase in loans	(82,823)	(8,344)	(25,689)
Purchases of bank premises and equipment and computer software	(11,240)	(6,481)	(11,778)
Proceeds from sale of other assets	9,924	4,455	2,083

Net cash used in investing activities	(308,745)	(3,742)	(164,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	99,387	39,246	57,896
Net increase (decrease) in interest-bearing deposits	179,237	62,758	(21,226)
Net increase (decrease) in short-term borrowings	32,262	(89,504)	69,332
Common stock transactions:
Proceeds of stock issuances	789	682	608
Dividends paid	(28,346)	(28,302)	(27,434)

Net cash provided by (used in) financing activities	283,329	(15,120)	79,176

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,412	152,653	(96,000)

CASH AND CASH EQUIVALENTS, beginning of year	321,541	168,888	264,888

CASH AND CASH EQUIVALENTS, end of year	$367,953	$321,541	$168,888

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Nature of Operations
First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns (through its wholly-owned Delaware subsidiary) all of the capital stock of eleven banks located in Texas as of December 31, 2010. Those subsidiary banks are First Financial Bank, National Association, Abilene; First Financial Bank, Hereford; First Financial Bank, National Association, Sweetwater; First Financial Bank, National Association, Eastland; First Financial Bank, National Association, Cleburne; First Financial Bank, National Association, Stephenville; First Financial Bank, National Association, San Angelo; First Financial Bank, National Association, Weatherford; First Financial Bank, National Association, Southlake; First Financial Bank, National Association, Mineral Wells and First State Bank, Huntsville. Each subsidiary bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company also owns First Financial Investments of Delaware, Inc., First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., First Financial Investments, Inc. and First Technology Services, Inc., an information technology subsidiary.
A summary of significant accounting policies of Bankshares and subsidiaries applied in the preparation of the accompanying consolidated financial statements follows. The accounting principles followed by the Company and the methods of applying them are in conformity with both U. S. generally accepted accounting principles and prevailing practices of the banking industry.
The Company evaluated subsequent events for potential recognition through the date the consolidated financial statements were issued.
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
Consolidation
The accompanying consolidated financial statements include the accounts of Bankshares and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to 2008 and 2009 financial statements to conform to the 2010 presentation.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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
The allowance is an amount management believes will be adequate to absorb estimated inherent losses on existing loans that are deemed uncollectible based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) general reserve determined in accordance with current authoritative accounting guidance that consider historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Our methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including unemployment, changes in lending staff, policies and

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio that are not reflected in our historic loss factors. Accrual of interest is discontinued on a loan and payments applied to principal when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally all loans past due greater than 90 days, based on contractual terms, are placed on non-accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Consumer loans are generally charged-off when a loan becomes past due 90 days. For other loans in the portfolio, facts and circumstances are evaluated in making charge-off decisions.
Loans are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2010 and 2009, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
The Company originates mortgage loans primarily for sale in the secondary market and prior to 2010 originated student loans for sale to the Department of Education or another financial institution. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first sixty to ninety days or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities has been insignificant. The student loans were guaranteed by an agency of the U. S. Government. During 2009, the Company suspended its student loan origination activities as a result of changes mandated by the Department of Education. There were no outstanding balances of student loans at December 31, 2010 and 2009.
Loans Acquired with Credit Deterioration
Loans acquired, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed are initially recorded at fair value with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.
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
December 31, 2010, 2009 and 2008
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
Business Combinations, Goodwill and Other Intangible Assets
The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value on the purchase date. Intangible assets with finite useful lives continue to be amortized and goodwill and intangible assets with indefinite lives are not amortized, but rather tested annually for impairment as of June 30 each year. There was no impairment recorded for the years ended December 31, 2010, 2009 and 2008.
Other identifiable intangible assets recorded by the Company represent the future benefit associated with the acquisition of the core deposits and are being amortized over seven years, utilizing a method that approximates the expected attrition of the deposits.
The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes amounting to approximately $49,507,000 and $39,755,000 at December 31, 2010 and 2009, respectively, is deductible for federal income tax purposes.
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
Accumulated Other Comprehensive Income (Loss)
Unrealized gains on the Company’s available-for-sale securities (after applicable income tax expense) totaling $26,107,000 and $36,308,000 at December 31, 2010 and 2009, respectively, and the minimum pension liability adjustment (after applicable income tax benefit) totaling $5,654,000 and $5,231,000 at December 31, 2010 and 2009, respectively, are included in accumulated other comprehensive income.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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
Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company recorded stock option expense totaling $387,000, $314,000 and $226,000 for the years ended December 31, 2010, 2009 and 2008, respectively, using the modified prospective method for transition to the new rules whereby grants after the implementation date, as well as unvested awards granted prior to the implementation date, are measured and accounted for under current authoritative accounting guidance.
Advertising Costs
Advertising costs are expensed as incurred.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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

	Net	Weighted
	Earnings	Average	Per Share
	(in thousands)	Shares	Amount
For the year ended December 31, 2010
Net earnings per share, basic	$59,659	20,860,991	$2.86
Effect of stock options	—	18,718	—

Net earnings per share, assuming dilution	$59,659	20,879,709	$2.86

For the year ended December 31, 2009:
Net earnings per share, basic	$53,797	20,813,590	$2.58
Effect of stock options	—	23,867	—

Net earnings per share, assuming dilution	$53,797	20,837,457	$2.58

For the year ended December 31, 2008:
Net earnings per share, basic	$53,164	20,787,243	$2.56
Effect of stock options	—	54,120	(0.01)

Net earnings per share, assuming dilution	$53,164	20,841,363	$2.55

Recently Issued Authoritative Accounting Guidance
In 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires an acquirer in a business combination, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Any contingent consideration is also required to be recognized and measured at fair value on the date of acquisition. Acquisition related costs are to be expensed as incurred. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. This authoritative guidance also expands required disclosures regarding the nature and financial effect of business combinations. This authoritative guidance became effective for business combinations closing on or after January 1, 2009 and was applied to the business combination disclosed in note 19.
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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
In 2010, the FASB issued authoritative guidance that requires entities to provide enhanced disclosures in the financial statements about their loans including credit risk exposures and the allowance for loan losses. While some of the required disclosures are already included in the management discussion and analysis section of our interim and annual filings, the new guidance requires inclusion of such analyses in the notes to the financial statements. Included in the new guidance are a roll forward of the allowance for loan losses as well as credit quality information, impaired loan, nonaccrual and past due information. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for loan losses, and class of loans. The period-end information is required to be disclosed in these financial statements and the activity-related information will be required to be disclosed beginning with the first quarter of 2011.
In 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new authoritative guidance will be effective for the Company on January 1, 2011 and is not expected to have a significant impact on the Company’s financial statements.
In 2010, the FASB issued authoritative guidance that provided clarification regarding the acquisition date that should be used for reporting pro forma financial information disclosures required by the business combination authoritative guidance when comparative financial statements are presented. This new authoritative guidance also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This new authoritative guidance is effective for the Company prospectively for business combinations occurring after December 31, 2010.
In 2010, the FASB issued authoritative guidance to provide clarification when loans are pooled together for impairment evaluation. The guidance states that modification of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to evaluate the pool for impairment. The guidance was effective in the third quarter of 2010 and did not have a significant impact on the Company’s financial statements.
2. CASH AND SECURITIES:
As of December 31, 2010 and 2009, the Company did not hold trading securities. Trading securities totaled $56.0 million at December 31, 2008. The trading securities portfolio was a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities were carried at estimated fair value with unrealized gains and losses included in earnings. The Company began investing in trading securities in 2008 to improve its yield on daily funds and to lower its exposure on Federal funds. However, due to significantly lower interest rates, the Company deployed these funds in other assets, which yielded a higher rate.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
The amortized cost, estimated fair values, and gross unrealized gains and losses of the Company’s held-to-maturity and available-for-sale securities as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:

Obligations of state and political subdivisions	$8,549	$160	$—	$8,709

Mortgage-backed securities	515	16	—	531

Total debt securities held-to-maturity	$9,064	$176	$—	$9,240

Securities available-for-sale:

U. S. Treasury securities	$15,253	$263	$—	$15,516

Obligations of U.S. government sponsored-enterprises and agencies	270,706	8,542	—	279,248

Obligations of state and political subdivisions	543,074	12,695	(5,861)	549,908

Corporate bonds and other	56,710	4,118	—	60,828

Mortgage-backed securities	611,275	22,283	(1,880)	631,678

Total securities available-for-sale	$1,497,018	$47,901	$(7,741)	$1,537,178

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2010 and 2009, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2010 and 2009, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
The amortized cost and estimated fair value of debt securities at December 31, 2010, by contractual and expected maturity, are shown below (in thousands):

	Held-to-Maturity		Available-for-Sale
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$7,540	$7,654	$140,853	$143,096
Due after one year through five years	1,009	1,055	380,118	395,136
Due after five years through ten years	—	—	238,422	245,107
Due after ten years	—	—	126,350	122,161
Mortgage-backed securities	515	531	611,275	631,678

Total	$9,064	$9,240	$1,497,018	$1,537,178

The following table discloses, as of December 31, 2010 and 2009 the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Loss	Value	Loss	Value	Loss
Obligations of state and political subdivisions	$164,437	$5,665	$2,070	$196	$166,507	$5,861
Mortgage-backed securities	110,591	1,880	—	—	110,591	1,880

Total	$275,028	$7,545	$2,070	$196	$277,098	$7,741

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Loss	Value	Loss	Value	Loss
Obligations of state and political subdivisions	$21,703	$428	$2,798	$139	$24,501	$567
Mortgage-backed securities	27,619	300	82	1	27,701	301

Total	$49,322	$728	$2,880	$140	$52,202	$868

The number of investment positions in this unrealized loss position totaled 352 at December 31, 2010. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2010. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
Securities, carried at approximately $763,412,000 and $723,593,000 at December 31, 2010 and 2009, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.
During 2010, 2009, and 2008, sales of investment securities that were classified as available-for-sale totaled approximately $28,039,000, $50,063,000, and $89,439,000 respectively. Gross realized gains from 2010, 2009, and 2008, securities sales were approximately $363,000, $1,851,000, and $1,052,000 respectively. There were no losses on securities sales in 2010, 2009 or 2008. The specific identification method was used to determine cost in computing the realized gains and losses.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Certain subsidiary banks may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2010, such required reserve balances totaled approximately $756,000. At December 31, 2009, the subsidiary banks met reserve balance requirements with respect to vault cash and were not required to maintain reserve balances with the Federal Reserve Bank.
3. LOANS AND ALLOWANCE FOR LOAN LOSSES:
Major classifications of loans are as follows (in thousands):

	December 31,
	2010	2009
Commercial, financial and agricultural	$524,757	$508,431

Real estate — construction	91,815	77,711

Real estate — mortgage	883,710	752,735

Consumer	190,064	175,492

Total loans	$1,690,346	$1,514,369

Included in real estate — mortgage loans above are loans held for sale of $13.2 million and $4.3 million at December 31, 2010 and December 31, 2009, respectively, in which the carrying amounts approximate market.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

December 31, 2010		December 31, 2009
Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance
$15,445	$3,152	$18,540	$3,340

The average recorded investment in impaired loans for the years ended December 31, 2010, 2009, and 2008 was approximately $17,242,000, $11,239,000, and $6,541,000 respectively. The Company had approximately $25,950,000, $22,088,000 and $12,531,000 in nonaccrual, past due 90 days still accruing and restructured loans and foreclosed assets at December 31, 2010, 2009 and 2008, respectively. Non accrual loans totaled $15.5 million of this amount and consisted of (in thousands):

Commercial	$1,403
Agricultural	3,030
Real Estate	10,675
Consumer	337

Total	$15,445

No additional funds are committed to be advanced in connection with impaired loans.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
The Company’s impaired loans and related allowance as of December 31, 2010 is summarized in the following table (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial	$1,625	$434	$969	$1,403	$471	$1,622
Agricultural	3,048	405	2,625	3,030	695	3,922
Real Estate	12,518	1,224	9,451	10,675	1,881	11,276
Consumer	449	81	256	337	105	422

Total	$17,640	$2,144	$13,301	$15,445	$3,152	$17,242

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $425,000, $691,000 and $409,000 during the years ended December 31, 2010, 2009, and 2008, respectively. If interest on impaired loans had been recognized on a full accrual basis during the years ended December 31, 2010, 2009, and 2008, respectively, such income would have approximated $1,479,000, $1,417,000 and $624,000.
From a credit risk standpoint, the Company classifies its loans in one of four categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans classified as loss are charged-off.
The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).
Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness, however, such concerns are not so pronounced that the Company generally expects to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits rated more harshly.
Credit rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.
Credits rated doubtful are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even thought the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss. Credits rated doubtful are generally also placed on nonaccrual.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
At December 31, 2010, the following summarizes the Company’s internal ratings of its loans (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$414,436	$11,505	$16,346	$90	$442,377
Agricultural	72,124	1,094	9,144	18	82,380
Real Estate	912,691	15,721	47,036	77	975,525
Consumer	188,325	197	1,510	32	190,064

Total	$1,587,576	$28,517	$74,036	$217	$1,690,346

At December 31, 2010, the Company’s past due loans are as follows (in thousands):

	15-59 Days	60-89 Days	Greater Than				Total 90 Days Past
	Past Due*	Past Due	90 Days	Total Past Due	Total Current	Total Loans	Due Still Accruing
Commercial	$2,138	$241	$714	$3,092	$439,086	$442,377	$20
Agricultural	371	—	—	371	82,009	82,380	—
Real Estate	6,638	1,569	3,792	11,999	963,725	975,525	2,169
Consumer	1,048	180	25	1,253	188,811	190,064	7

Total	$10,195	$1,990	$4,531	$16,715	$1,673,631	$1,690,346	$2,196

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.
The allowance for loan losses as of December 31, 2010 and 2009, is presented below (in thousands). Management has evaluated the adequacy of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:

	2010	2009
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$3,152	$3,340
Remaining portfolio	27,954	24,272

Total allowance for loan losses	$31,106	$27,612

The following table details the allowance for loan loss at December 31, 2010 by portfolio segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,718	$1,548	$6,829	$445	$12,540
Loan collectively evaluated for impairment	4,027	751	12,272	1,516	18,566

Total	$7,745	$2,299	$19,101	$1,961	$31,106

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Changes in the allowance for loan losses are summarized as follows (in thousands):

	December 31,
	2010	2009	2008
Balance at beginning of year	$27,612	$21,529	$17,462
Add:
Provision for loan losses	8,962	11,419	7,957
Loan recoveries	979	874	825

Deduct:
Loan charge-offs	(6,447)	(6,210)	(4,715)

Balance at end of year	$31,106	$27,612	$21,529

The Company’s recorded investment in loans as of December 31, 2010 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands):

	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$27,941	$10,256	$62,834	$1,739	$102,770
Loan collectively evaluated for impairment	414,436	72,124	912,691	188,325	1,587,576

Total	$442,377	$82,380	$975,525	$190,064	$1,690,346

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2010 (determined as of each respective year-end) follows (in thousands):

	Beginning	Additional		Ending
	Balance	Loans	Payments	Balance
Year ended December 31, 2010	$29,780	$41,323	$40,198	$30,905
In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.
Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2010, approximately $757,451,000 in loans held by these subsidiaries were subject to blanket liens as security for letters of credit issued under these lines of credit.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
4. BANK PREMISES AND EQUIPMENT:
The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2010	2009
Land	—	$17,900	$16,611

Buildings	20 to 40 years	69,429	64,535

Furniture and equipment	3 to 10 years	39,723	37,373

Leasehold improvements	Lesser of lease term or 5 to 15 years	4,035	4,010

		131,087	122,529

Less- accumulated depreciation and amortization		(60,925)	(58,166)

		$70,162	$64,363

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 amounted to $5,604,000, $6,029,000, and $6,080,000, respectively and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.
The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,687,000, $1,647,000 and $1,686,000, for the years ended December 31, 2010, 2009, and 2008, respectively.
5. DEPOSITS
Time deposits of $100,000 or more totaled approximately $480,847,000 and $375,873,000 at December 31, 2010 and 2009, respectively. Interest expense on these deposits was approximately $5,661,000, $6,455,000, and $11,643,000 during 2010, 2009, and 2008, respectively.
At December 31, 2010, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2011	$753,848
2012	54,180
2013	19,476
2014	4,915
2015	5,188
Thereafter	8

$837,615

Deposits received from related parties at December 31, 2010 and 2009 totaled $121,552,000 and $75,299,000, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
6. LINE OF CREDIT
On December 30, 2009, the Company renewed its loan agreement, effective December 31, 2009, with The Frost National Bank. Under the loan agreement, as renewed and amended, the Company is permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2011, interest is paid quarterly at Wall Street Journal Prime and the line of credit matures June 30, 2011. If a balance exists at June 30, 2011, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at the election of the Company at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Management believes the Company was in compliance with the financial and operational covenants at December 31, 2010. There was no outstanding balance under the line of credit as of December 31, 2010 or 2009.
7. INCOME TAXES:
The Company files a consolidated federal income tax return. Income tax expense is comprised of the following:

	Year Ended December 31,
	2010	2009	2008
Current federal income tax	$19,625	$18,689	$20,465
Current state income tax	51	85	298
Deferred federal income tax expense (benefit)	1,089	(221)	(123)

Income tax expense	$20,765	$18,553	$20,640

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(9.2)	(9.5)	(7.6)
Effect of state income tax	0.1	0.1	0.4
ESOP tax credit	(0.3)	(0.4)	(0.3)
Other	0.2	0.4	0.5

Effective income tax rate	25.8%	25.6%	28.0%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$11,199	$9,934
Minimum liability in defined benefit plan	3,044	2,817
Recognized for financial reporting purposes but not for tax purposes:
Deferred compensation	1,621	1,462
Write-downs and adjustments to other real estate owned and repossessed assets	155	201
Other deferred tax assets	201	218

Total deferred tax assets	16,220	14,632

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	3,154	2,137
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	6,583	5,687
Recognized for financial reporting purposes but not for tax purposes:
Accretion on investment securities	2,082	1,715
Pension plan contributions	1,267	1,086
Net unrealized gain on investment securities Available-for-sale	14,057	19,550
Other deferred tax liabilities	398	410

Total deferred tax liabilities	27,541	30,585

Net deferred tax asset (liability)	$(11,321)	$(15,953)

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
8. EXTRAORDINARY ITEM:
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
9. FAIR VALUE DISCLOSURES:
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
December 31, 2010, 2009 and 2008
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Available for sale investment securities:
U. S. Treasury securities	$15,516	$—	$—	$15,516
Obligations of U. S. government sponsored-enterprises and agencies	—	279,248	—	279,248
Obligations of state and political subdivisions	25,520	524,388	—	549,908
Corporate bonds	—	57,170	—	57,170
Mortgage-backed securities	57,948	573,730	—	631,678
Other securities	3,658	—	—	3,658

Total	$102,642	$1,434,536	$—	$1,537,178

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2010:
Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 input based on the discounting of the collateral. At December 31, 2010, impaired loans with a carrying value of $15.5 million were reduced by specific valuation allowance totaling $2.9 million resulting in a net fair value of $12.6 million, based on Level 3 inputs.
Loans Held for Sale — Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At December 31, 2010, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill and other intangible assets and other non-financial long-lived assets, including foreclosed assets. Such amounts were not significant to the Company at December 31, 2010.
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
December 31, 2010, 2009 and 2008
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
The estimated fair values and carrying values of all financial instruments under current authoritative accounting guidance at December 31, 2010 and 2009, were as follows (in thousands):

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and due from banks	$124,177	$124,177	$139,915	$139,915
Federal funds sold	—	—	14,290	14,290
Interest-bearing deposits in banks	243,776	243,776	167,336	167,336
Held to maturity securities	9,064	9,240	15,273	15,674
Available for sale securities	1,537,178	1,537,178	1,270,104	1,270,104
Loans	1,659,240	1,659,444	1,514,369	1,509,918
Accrued interest receivable	21,006	21,006	19,855	19,855
Deposits with stated maturities	837,615	840,234	726,324	728,850
Deposits with no stated maturities	2,275,686	2,275,686	1,958,433	1,958,433
Short-term borrowings	178,356	178,356	146,094	146,094
Accrued interest payable	1,234	1,234	1,508	1,508

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
10. COMMITMENTS AND CONTINGENCIES:
The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and the resolution of these matters will have no material adverse effects upon the results of operations or financial condition of the Company.
The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2010, future minimum lease commitments were: 2011 — $653,000; 2012 — $408,000; 2013 - $191,000; 2014 — $54,000; 2015 — $27,000 and thereafter — $0.
11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:
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

Contract or
Notional Amount at
December 31, 2010
Financial instruments whose contract amounts represent credit risk (in thousands):
Unfunded lines of credit	$311,371
Unfunded commitments to extend credit	57,116
Standby letters of credit	19,989

$388,476

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
The Company has no other significant off-balance sheet arrangements or transactions that would expose the Company to liability that is not reflected in the consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
12. CONCENTRATION OF CREDIT RISK:
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
13. PENSION AND PROFIT SHARING PLANS:
The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing the pension plan, we did not expect contributions or pension expense to be significant in future years. However, as a result of the Pension Protection Act of 2006, the Company will be required to contribute amounts in future years to fund any shortfalls. The Company evaluated the provisions of the Act as well as Internal Revenue Service’s funding standards to develop a preliminary plan for funding in future years. The Company made a contribution totaling $1.0 million and $1.4 million in 2010 and 2009, respectively, and is continuing to evaluate future funding amounts.
Using an actuarial measurement date of December 31, 2010 and September 30, 2009, respectively, benefit obligation activity and fair value of plan assets for the years ended December 31, 2010 and 2009, and a statement of the funded status as of December 31, 2010 and 2009, are as follows (in thousands):

	2010	2009
Reconciliation of benefit obligations:
Benefit obligation at January 1	$20,671	$18,420
Interest cost on projected benefit obligation	1,159	1,169
Actuarial loss (gain)	1,445	1,969
Benefits paid	(1,012)	(887)

Benefit obligation at December 31	22,263	20,671

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$15,726	11,850
Actual return on plan assets	1,470	3,363
Employer contributions	1,000	1,400
Benefits paid	(1,012)	(887)

Fair value of plan assets at December 31	17,184	15,726

Funded status	$(5,079)	$(4,945)

Reconciliation of funded status to accrued pension liability:
Funded status at December 31	$(5,079)	$(4,945)
Unrecognized loss from past experience different than that assumed and effects of changes in assumptions	9,021	8,371
Additional minimum liability recorded	(9,021)	(8,371)

Accrued pension liability	$(5,079)	$(4,945)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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
Net periodic pension cost for the years ended December 31, 2010, 2009, and 2008, included (in thousands):

	Year Ended December 31,
	2010		2009	2008
Service cost — benefits earned during the period	$		$—	$—
Interest cost on projected benefit obligation		1,159	1,169	1,389
Expected return on plan assets		(1,092)	(915)	(1,503)
Amortization of unrecognized net loss		416	484	248

Net periodic pension cost		$483	$738	$134

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2010	2009	2008
Weighted average discount rate	5.25%	5.75%	6.50%

Expected long-term rate of return on assets	6.75%	7.25%	7.25%
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
The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2010 and 2009 is as follows:

	December 31, 2010	December 31, 2009	Targeted
	Allocation	Allocation	Allocation
Equity securities	84%	77%	75%
Debt securities	15%	21%	25%
Cash and equivalents	1%	2%	—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
The range and weighted average final maturities of debt securities held in the pension plan as of December 31, 2010 are two to 11 years and approximately 7.7 years, respectively. Assets held in the pension are considered either Level 1 consisting of the publicly traded common stocks and publically traded mutual funds or Level 2 consisting of agency and corporate debt securities. There were no Level 3 securities. See note 9 for a discussion of the fair value hierarchy. The breakdown by level is as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Money market fund	$215	$—	$—	$215
U. S. Treasury securities	207	—	—	207
Obligations of state and political subdivisions	—	859	—	859
Corporate bonds	—	945	—	945
Mortgage-backed securities	—	538	—	538
Corporate stocks and mutual funds	14,420	—	—	14,420

Total	$14,842	$2,342	$—	$17,184

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
An estimate of the undiscounted projected future payments to eligible participants for the next five years and the following five years in the aggregate is as follows (in thousands):

Year Ending December 31,
2011	$1,186
2012	1,310
2013	1,390
2014	1,447
2015	1,492
2016 to 2020	8,409
As of December 31, 2010 and 2009, the pension plan’s assets included Company common stock valued at approximately $1,053,000 and $1,114,000, respectively.
The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute a percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $4,299,000, $2,360,000, and $3,406,000 in 2010, 2009 and 2008, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2010 and 2009, the profit sharing plan’s assets included Company common stock valued at approximately $26,803,000 and $29,167,000, respectively.
In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2010, 2009 and 2008 was $1,220,000, $1,178,000 and $1,133,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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
14. DIVIDENDS FROM SUBSIDIARIES:
At December 31, 2010, approximately $52.1 million was available for the declaration of dividends by the Company’s subsidiary banks without the prior approval of regulatory agencies.
15. REGULATORY MATTERS:
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes as of December 31, 2010 and 2009, that Company and each of its subsidiaries meet all capital adequacy requirements to which they are subject.
As of December 31, 2010 and 2009, the most recent notification from each respective subsidiary’s primary regulator categorized each of the Company’s subsidiaries as well-capitalized. To be categorized as well-capitalized, the subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.
There are no conditions or events since that notification that management believes have changed the institutions’ categories. Bankshares’ and its significant subsidiaries’ actual capital amounts and ratios are presented in the table below (in thousands):

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

							To Be Well
							Capitalized Under
			For Capital				Prompt Corrective
	Actual		Adequacy Purposes:				Action Provisions:
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2010:
Total Capital (to Risk-Weighted Assets):
Consolidated	$382,427	18%	≥$	167,526	≥	8%		N/A
First Financial Bank — Abilene	$101,175	16%	≥$	51,559	≥	8%	≥$	64,449	≥	10%
First Financial Bank — San Angelo	$37,547	19%	≥$	15,832	≥	8%	≥$	19,789	≥	10%
First Financial Bank — Weatherford	$32,133	16%	≥$	15,680	≥	8%	≥$	19,600	≥	10%
First Financial Bank — Stephenville	$30,845	15%	≥$	16,059	≥	8%	≥$	20,074	≥	10%
First Financial Bank — Southlake	$29,825	16%	≥$	14,504	≥	8%	≥$	18,130	≥	10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$356,152	17%	≥$	83,763	≥	4%		N/A
First Financial Bank — Abilene	$94,437	15%	≥$	25,780	≥	4%	≥$	38,670	≥	6%
First Financial Bank — San Angelo	$35,201	18%	≥$	7,916	≥	4%	≥$	11,874	≥	6%
First Financial Bank — Weatherford	$29,656	15%	≥$	7,840	≥	4%	≥$	11,760	≥	6%
First Financial Bank — Stephenville	$28,312	14%	≥$	8,029	≥	4%	≥$	12,044	≥	6%
First Financial Bank — Southlake	$27,529	15%	≥$	7,252	≥	4%	≥$	10,878	≥	6%

Tier1 Capital (to Average Assets):
Consolidated	$356,152	10%	≥$	103,946	≥	3%		N/A
First Financial Bank — Abilene	$94,437	8%	≥$	34,551	≥	3%	≥$	57,585	≥	5%
First Financial Bank — San Angelo	$35,201	10%	≥$	10,765	≥	3%	≥$	17,941	≥	5%
First Financial Bank — Weatherford	$29,656	8%	≥$	10,483	≥	3%	≥$	17,472	≥	5%
First Financial Bank — Stephenville	$28,312	9%	≥$	9,546	≥	3%	≥$	15,910	≥	5%
First Financial Bank — Southlake	$27,529	10%	≥$	8,117	≥	3%	≥$	13,528	≥	5%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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
In connection with our Trust Company’s application to obtain our trust charter, we are required to maintain tangible net assets of $2.0 million at all times. As of December 31, 2010, our Trust Company had tangible net assets totaling $3.8 million.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
16. STOCK OPTION PLAN:
The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2010, the Company had allocated 755,898 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. Shares are issued under the stock option plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2010 is presented in the table and narrative below:

			Weighted-
			Average
			Remaining
		Weighted-Average	Contractual	Aggregate Intrinsic
	Shares	Ex. Price	Term (Years)	Value ($000)
Outstanding, beginning of year	294,619	$39.32
Granted	—	—
Exercised	30,404	25.97
Cancelled	10,577	45.32

Outstanding, end of year	253,638	$40.67	6.07	$10,314

Exercisable at end of year	74,248	$29.59	3.50	$2,197

The options outstanding at December 31, 2010, had exercise prices ranging between $18.30 and $50.33. Stock options have been adjusted retroactively for the effects of stock dividends and splits.
The following table summarizes information concerning outstanding and vested stock options as of December 31, 2010:

		Remaining
	Number	Contracted
Exercise Price	Outstanding	Life (Years)	Number Vested
$18.30	667	1.1	667
23.10	28,036	2.4	28,036
33.08	56,215	4.1	41,705
40.98	74,520	6.1	29,040
50.33	94,200	8.4	—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
The fair value of the options granted in 2009 was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.24%; expected dividend yield of 2.66%; expected life of 5.79; and expected volatility of 41.6%.
The weighted-average grant-date fair value of options granted during the year ended December 31, 2009 was $16.99. There were no grants during 2010 and 2008. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008, was $778,000, $1,351,000, and $1,394,000, respectively.
As of December 31, 2010, there was $1,162,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was $213,000, $371,000 and $175,000 respectively.
The aggregate intrinsic value of vested stock options at December 31, 2010 totaled $1,867,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
17. CONDENSED FINANCIAL INFORMATION — PARENT COMPANY:
Condensed Balance Sheets-December 31, 2010 and 2009

	2010	2009
ASSETS
Cash in subsidiary bank	$13,341	$8,002
Cash in unaffiliated banks	5	5
Interest-bearing deposits in unaffiliated bank	5,014	4,080
Interest-bearing deposits in subsidiary banks	17,823	33,598

Total cash and cash equivalents	36,183	45,685

Securities available-for-sale, at fair value	13,497	10,687
Investment in and advances to subsidiaries, at equity	399,087	366,576
Intangible assets	723	723
Other assets	746	628

Total assets	$450,236	$424,299

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	$8,548	$8,597
Shareholders’ equity:
Common stock	209	208
Capital surplus	274,629	269,294
Retained earnings	146,397	115,123
Treasury shares	(4,207)	(3,833)
Deferred compensation	4,207	3,833
Accumulated other comprehensive earnings	20,453	31,077

Total shareholders’ equity	441,688	415,702

Total liabilities and shareholders’ equity	$450,236	$424,299

Condensed Statements of Earnings-
For the Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Income:
Cash dividends from subsidiaries	$41,050	$37,750	$39,675
Excess of earnings over dividends of subsidiary banks	20,149	17,362	14,762
Other income	1,991	1,812	1,590

	63,190	56,924	56,027

Expenses:
Salaries and employee benefits	2,833	2,492	2,094
Other operating expenses	2,068	1,896	1,851

	4,901	4,388	3,945

Earnings before income taxes	58,289	52,536	52,082

Income tax benefit	1,370	1,261	1,082

Net earnings	$59,659	$53,797	$53,164

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Condensed Statements of Cash Flows-
For the Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Cash flows from operating activities:
Net earnings	$59,659	$53,797	$53,164
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary banks	(20,149)	(17,362)	(14,762)
Depreciation and amortization, net	171	114	25
Decrease (increase) in other assets	10	203	(238)
Increase (decrease) in liabilities	(29)	640	(283)

Net cash provided by operating activities	39,662	37,392	37,906

Cash flows from investing activities:
Acquisition of bank	$(18,200)	—	—
Purchase of available for sale securities	(5,649)	—	(10,151)
Maturities of available for securities	2,500	—	—
Purchases of bank premises and equipment	(59)	(14)	(47)
Repayment from (of advances related to) investment in and advances to subsidiaries, net	(200)	345	(1,922)

Net cash provided by (used in) investing activities	(21,608)	331	(12,120)

Cash flows from financing activities:
Proceeds of stock issuances	790	682	608
Cash dividends paid	(28,346)	(28,302)	(27,434)

Net cash used in financing activities	(27,556)	(27,620)	(26,826)

Net increase (decrease) in cash and cash equivalents	(9,502)	10,103	(1,040)

Cash and cash equivalents, beginning of year	45,685	35,582	36,622

Cash and cash equivalents, end of year	$36,183	$45,685	$35,582

In connection with the Company’s Federal Housing Administration (FHA) mortgage loan originations, the parent company has executed a corporate guarantee agreement in which the parent company guarantees the ongoing FHA net worth and liquidity compliance of First Financial Bank, N.A., Abilene and First Financial Bank, N.A., San Angelo.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
18. CASH FLOW INFORMATION:
Supplemental information on cash flows and noncash transactions is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Supplemental cash flow information:
Interest paid	$13,802	$18,046	$37,632
Federal income taxes paid	18,844	18,690	20,027

Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	11,017	5,321	2,648
Investment securities purchased but not settled	14,945	—	778
19. ACQUISITION
On September 9, 2010, we entered into an agreement and plan of merger with Sam Houston Financial Corp., the parent company of The First State Bank, Huntsville, Texas. On November 1, 2010, the transaction was completed. Pursuant to the agreement, we paid $22.0 million, for all of the outstanding shares of Sam Houston Financial Corp.
At closing, Sam Houston Financial Corp. was merged into First Financial Bankshares of Delaware, Inc. and The First State Bank became a wholly owned bank subsidiary. The total purchase price exceeded the estimated fair value of tangible net assets acquired by approximately $10.0 million, of which approximately $228 thousand was assigned to an identifiable intangible asset with the balance recorded by the Company as goodwill. The identifiable intangible asset represents the future benefit associated with the acquisition of the core deposits and is being amortized over seven years, utilizing a method that approximates the expected attrition of the deposits.
The primary purpose of the acquisition was to expand the Company’s market share along Interstate Highway 45 in Central Texas. Factors that contributed to a purchase price resulting in goodwill include Huntsville’s historic record of earnings and its geographic location. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing November 1, 2010.
The following is a condensed balance sheet disclosing the preliminary estimated fair value amounts assigned to the major asset and liability categories at the acquisition date.
ASSETS

Cash and cash equivalents	$15,523
Investment in securities	43,569
Loans, net	100,804
Goodwill	9,752
Identifiable intangible asset	228
Other assets	4,108

Total assets	$173,984

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$149,921
Other liabilities	2,046
Shareholders’ equity	22,017

Total liabilities and shareholders’ equity	$173,984

Goodwill recorded in the acquisition of Huntsville was accounted for in accordance with the authoritative business combination guidance. Accordingly, goodwill will not be amortized, but will be tested for impairment annually. The goodwill and identifiable intangible asset recorded are expected to be deductible for federal income tax purposes.
Cash flow information relative to the acquisition of Huntsville is as follows:

Fair value of assets acquired	$173,984
Cash and common stock paid for the capital stock of Sam Houston Financial Corp.	22,017

Liabilities assumed	$151,967

We believe the proforma impact of this acquisition to the Company’s financial statements is not significant.
The First State Bank is located in the City of Huntsville, Walker County, Texas, approximately 75 miles north of Houston, Texas. The First State Bank was established in 1932.