Form 10-Q
period 2011-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2011-05-04
CIK 36029

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2011 (See note 2)
Common Stock, $0.01 par value per share	31,437,602

PART I
FINANCIAL INFORMATION

Item	Page
1. Financial Statements	3
Consolidated Balance Sheets — Unaudited	4
Consolidated Statements of Earnings — Unaudited	5
Consolidated Statements of Comprehensive Earnings — Unaudited	6
Consolidated Statements of Changes in Shareholders’ Equity — Unaudited	7
Consolidated Statements of Cash Flows — Unaudited	8
Notes to Consolidated Financial Statements — Unaudited	9

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

3. Quantitative and Qualitative Disclosures About Market Risk	43

4. Controls and Procedures	43

PART II

OTHER INFORMATION

6. Exhibits	45

Signatures	46
EX-3.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at March 31, 2011 and 2010 and December 31, 2010, the consolidated statements of earnings, comprehensive earnings, changes in shareholders’ equity and cash flows for the three months ended March 31, 2011 and 2010, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2011	2010	2010
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$105,969	$95,234	$124,177
FEDERAL FUNDS SOLD	4,945	—	—
INTEREST-BEARING DEPOSITS IN BANKS	203,018	192,848	243,776

Total cash and cash equivalents	313,932	288,082	367,953

SECURITIES HELD-TO-MATURITY (fair value of $6,809, $11,831 and $9,240 at March 31, 2011 and 2010 and December 31, 2010, respectively)	6,683	11,478	9,064

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,656,109	1,396,230	1,537,178

LOANS
Held for investment	1,678,385	1,496,444	1,677,187
Less — allowance for loan losses	(32,501)	(28,750)	(31,106)

Net loans held for investment	1,645,884	1,467,694	1,646,081
Held for sale	3,427	2,557	13,159

Net loans	1,649,311	1,470,251	1,659,240

BANK PREMISES AND EQUIPMENT, net	70,301	65,652	70,162
INTANGIBLE ASSETS	72,412	62,993	72,524
OTHER ASSETS	59,455	58,269	60,246

Total assets	$3,828,203	$3,352,955	$3,776,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$969,416	$804,556	$959,473
INTEREST-BEARING DEPOSITS	2,162,475	1,885,558	2,153,828

Total deposits	3,131,891	2,690,114	3,113,301

DIVIDENDS PAYABLE	7,125	7,087	7,120
SHORT-TERM BORROWINGS	192,171	189,095	178,356
OTHER LIABILITIES	40,801	42,838	35,902

Total liabilities	3,371,988	2,929,134	3,334,679

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock — $0.01 par value, authorized 40,000,000 shares; 31,436,257, 20,845,424, and 20,942,141 shares issued at March 31, 2011 and 2010 and December 31, 2010, respectively	314	208	209
Capital surplus	275,256	269,880	274,629
Retained earnings	155,462	121,754	146,397
Treasury stock (shares at cost: 251,412, 164,162, and 166,329 at March 31, 2011 and 2010 and December 31, 2010, respectively)	(4,314)	(3,946)	(4,207)
Deferred compensation	4,314	3,946	4,207
Accumulated other comprehensive earnings	25,183	31,979	20,453

Total shareholders’ equity	456,215	423,821	441,688

Total liabilities and shareholders’ equity	$3,828,203	$3,352,955	$3,776,367

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS — (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
INTEREST INCOME:
Interest and fees on loans	$24,287	$22,374
Interest on investment securities:
Taxable	9,592	8,966
Exempt from federal income tax	5,481	4,633
Interest on federal funds sold and interest-bearing deposits in banks	367	372

Total interest income	39,727	36,345

INTEREST EXPENSE:
Interest on deposits	2,349	3,535
Other	51	164

Total interest expense	2,400	3,699

Net interest income	37,327	32,646
PROVISION FOR LOAN LOSSES	2,127	2,010

Net interest income after provision for loan losses	35,200	30,636

NONINTEREST INCOME:
Trust fees	3,044	2,526
Service charges on deposit accounts	4,373	4,858
ATM and credit card fees	3,077	2,511
Real estate mortgage operations	933	560
Net gain on available-for-sale securities	219	1
Net gain (loss) on sale of foreclosed assets	(63)	11
Other	1,259	643

Total noninterest income	12,842	11,110

NONINTEREST EXPENSE:
Salaries and employee benefits	14,235	12,657
Net occupancy expense	1,647	1,578
Equipment expense	1,871	1,838
Printing, stationery and supplies	428	429
FDIC insurance premiums	970	988
Correspondent bank service charges	200	191
ATM and interchange expense	1,050	774
Professional and service fees	972	693
Amortization of intangible assets	111	159
Other expenses	4,677	4,031

Total noninterest expense	26,161	23,338

EARNINGS BEFORE INCOME TAXES	21,881	18,408
INCOME TAX EXPENSE	5,586	4,691

NET EARNINGS	$16,295	$13,717

EARNINGS PER SHARE, BASIC	$0.52	$0.44

EARNINGS PER SHARE, ASSUMING DILUTION	$0.52	$0.44

DIVIDENDS PER SHARE	$0.23	$0.23

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS — (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
NET EARNINGS	$16,295	$13,717

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	7,496	1,388

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(219)	(1)

Total other items of comprehensive earnings	7,277	1,387

Income tax expense related to other items of comprehensive earnings	(2,547)	(485)

COMPREHENSIVE EARNINGS	$21,025	$14,619

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2009	20,826,431	$208	$269,294	$115,123	(162,836)	$(3,833)	$3,833	$31,077	$415,702
Net earnings (unaudited)	—	—	—	13,717	—	—	—	—	13,717
Stock issuances (unaudited)	18,993	—	476	—	—	—	—	—	476
Cash dividends declared, $0.23 per share (unaudited)	—	—	—	(7,086)	—	—	—	—	(7,086)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	902	902
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	15	—	—	—	—	—	15
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,326)	(113)	113	—	—
Stock option expense (unaudited)	—	—	95	—	—	—	—	—	95

Balances at March 31, 2010 (unaudited)	20,845,424	$208	$269,880	$121,754	(164,162)	$(3,946)	$3,946	$31,979	$423,821

Balances at December 31, 2010	20,942,141	$209	$274,629	$146,397	(166,329)	$(4,207)	$4,207	$20,453	$441,688
Net earnings (unaudited)	—	—	—	16,295	—	—	—	—	16,295
Stock issuances (unaudited)	15,364	—	508	—	—	—	—	—	508
Cash dividends declared, $0.23 per share (unaudited)	—	—	—	(7,125)	—	—	—	—	(7,125)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	4,730	4,730
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	10	—	—	—	—	—	10
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,279)	(107)	107	—	—
Stock option expense (unaudited)	—	—	109	—	—	—	—	—	109
Three-for-two stock split in the form of a 50% stock dividend (unaudited)	10,478,752	105	—	(105)	(83,804)	—	—	—	—

Balances at March 31, 2011 (unaudited)	31,436,257	$314	$275,256	$155,462	(251,412)	$(4,314)	$4,314	$25,183	$456,215

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$16,295	$13,717
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,790	1,777
Provision for loan losses	2,127	2,010
Securities premium amortization (discount accretion), net	1,688	914
Gain on sale of assets, net	(299)	(4)
Deferred federal income tax expense	47	—
Net decrease in loans held for sale	9,732	1,767
Change in other assets	1,616	958
Change in other liabilities	4,528	3,519

Total adjustments	21,229	10,941

Net cash provided by operating activities	37,524	24,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	11,224	3,219
Maturities	71,261	44,864
Purchases	(197,743)	(160,617)
Activity in held-to-maturity securities — maturities	2,382	3,795
Net decrease (increase) in loans	(3,154)	11,633
Purchases of bank premises and equipment and computer software	(2,372)	(2,985)
Proceeds from sale of other assets	1,064	221

Net cash used in investing activities	(117,338)	(99,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	9,943	(31,767)
Net increase in interest-bearing deposits	8,647	37,124
Net increase in short-term borrowings	13,815	43,000
Common stock transactions:
Proceeds from stock issuances	508	476
Dividends paid	(7,120)	(7,080)

Net cash provided by financing activities	25,793	41,753

NET DECREASE IN CASH AND CASH EQUIVALENTS	(54,021)	(33,459)

CASH AND CASH EQUIVALENTS, beginning of period	367,953	321,541

CASH AND CASH EQUIVALENTS, end of period	$313,932	$288,082

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$2,712	$3,758
Federal income tax paid	—	—
Transfer of loans to foreclosed assets	1,224	1,096
Investment securities purchased but not settled	12,859	13,126
See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of the Company, a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA, and its wholly-owned subsidiaries: First Financial Bankshares of Delaware, Inc.; First Financial Investments of Delaware, Inc.; First Financial Bank, National Association, Abilene, Texas; First Financial Bank, Hereford, Texas; First Financial Bank, National Association, Sweetwater, Texas; First Financial Bank, National Association, Eastland, Texas; First Financial Bank, National Association, Cleburne, Texas; First Financial Bank, National Association, Stephenville, Texas; First Financial Bank, National Association, San Angelo, Texas; First Financial Bank, National Association, Weatherford, Texas; First Financial Bank, National Association, Southlake, Texas; First Financial Bank, National Association, Mineral Wells, Texas; First Financial Bank, Huntsville, Texas; First Technology Services, Inc.; First Financial Trust & Asset Management Company, National Association; First Financial Investments, Inc.; and First Financial Insurance Agency, Inc.
Through our subsidiary banks, we conduct a full-service commercial banking business. Most of our service centers are located in North Central and West Texas. Including the branches and locations of all our bank subsidiaries, as of March 31, 2011, we had 52 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, Crowley, Glen Rose, Odessa, Fort Worth and Huntsville. Our trust subsidiary has six locations in Abilene, San Angelo, Stephenville, Sweetwater, Fort Worth and Odessa, all in Texas.
In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company financial position and unaudited results of operations and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted under SEC rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.
Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with these prior evaluations.
Note 2 — Stock Split
On April 26, 2011, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend effective for shareholders of record on May 16, 2011 to be distributed on June 1, 2011. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the three months ended March 31, 2011.

Note 3 — Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months ended March 31, 2011 and 2010, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2011 and 2010, were 31,425,584 and 31,252,458 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2011 and 2010, were 31,444,586 and 31,301,667, respectively.
Note 4 — Securities
A summary of available-for-sale and held-to-maturity securities follows (in thousands):

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$6,201	$111	$—	$6,312
Mortgage-backed securities	482	15	—	497

Total debt securities held-to-maturity	$6,683	$126	$—	$6,809

Securities available-for-sale:
U. S. Treasury securities	$15,226	$244	$—	$15,470
Obligations of U.S. government sponsored-enterprises and agencies	301,323	7,408	—	308,731
Obligations of states and political subdivisions	547,415	19,874	(2,068)	565,221
Corporate bonds and other	45,681	3,981	—	49,662
Mortgage-backed securities	699,074	19,976	(2,025)	717,025

Total securities available-for-sale	$1,608,719	$51,483	$(4,093)	$1,656,109

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$8,549	$160	$—	$8,709
Mortgage-backed securities	515	16	—	531

Total debt securities held-to-maturity	$9,064	$176	$—	$9,240

Securities available-for-sale:
U. S. Treasury securities	$15,253	$263	$—	$15,516
Obligations of U.S. government sponsored-enterprises and agencies	270,706	8,542	—	279,248
Obligations of states and political subdivisions	543,074	12,695	(5,861)	549,908
Corporate bonds and other	56,710	4,118	—	60,828
Mortgage-backed securities	611,275	22,283	(1,880)	631,678

Total securities available-for-sale	$1,497,018	$47,901	$(7,741)	$1,537,178

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2011, were computed by using scheduled amortization of balances and historical prepayment rates. At March 31, 2011 and December 31, 2010, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.
The amortized cost and estimated fair value of debt securities at March 31, 2011, by contractual and expected maturity, are shown below (in thousands):

	Held-to-Maturity		Available-for-Sale
	Amortized	Estimated	Amortized	Estimated
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$5,641	$5,728	$142,265	$144,475
Due after one year through five years	560	584	408,154	423,098
Due after five years through ten years	—	—	298,758	311,704
Due after ten years	—	—	60,468	59,807
Mortgage-backed securities	482	497	699,074	717,025

Total	$6,683	$6,809	$1,608,719	$1,656,109

During the quarter ended March 31, 2011 and 2010, sales of investment securities that were classified as available-for-sale totaled $11.2 million and $3.2 million, respectively. Gross realized gains from 2011 and 2010 securities sales and calls during the first quarter totaled $230 thousand and $1 thousand, respectively. Gross realized losses from sales during the first quarter of 2011 totaled $11 thousand. There were no losses realized on securities sales during the first quarter of 2010. The specific identification method was used to determine cost in order to compute the realized gains.

The following tables disclose, as of March 31, 2011 and December 31, 2010, our available-for-sale and held-to-maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
March 31, 2011	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of U.S. government sponsored-enterprises and agencies	$4,953	$—	$—	$—	$4,953	$—
Obligations of states and political subdivisions	82,278	1,945	2,144	123	84,422	2,068
Mortgage-backed securities	131,473	2,025	—	—	131,473	2,025

Total	$218,704	$3,970	$2,144	$123	$220,848	$4,093

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2010	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of states and political subdivisions	$164,437	$5,665	$2,070	$196	$166,507	$5,861
Mortgage-backed securities	110,591	1,880	—	—	110,591	1,880

Total	$275,028	$7,545	$2,070	$196	$277,098	$7,741

The number of investment positions in this unrealized loss position totaled 196 at March 31, 2011. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making the determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2011 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
Securities, carried at approximately $804.5 million at March 31, 2011, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

Note 5 —Loans And Allowance for Loan Losses
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
The allowance is an amount management believes will be adequate to absorb estimated inherent losses on existing loans that are deemed uncollectible based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) general reserve determined in accordance with current authoritative accounting guidance that consider historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Our methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio that are not reflected in our historic loss factors. Accrual of interest is discontinued on a loan and payments applied to principal when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally all loans past due greater than 90 days, based on contractual terms, are placed on non-accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Consumer loans are generally charged-off when a loan becomes past due 90 days. For other loans in the portfolio, facts and circumstances are evaluated in making charge-off decisions.
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
The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2011 and December 31, 2010, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

The Company originates mortgage loans primarily for sale in the secondary market. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first sixty to ninety days or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities has been insignificant.
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
The Company has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and makes changes as appropriate. Management receives frequent reports related to loan originations, quality, concentrations, delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geographically.
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. Underwriting standards are designed to determine whether the borrower possesses sound business ethics and practices and to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory and include personal guarantees.
Agricultural loans are subject to underwriting standards and processes similar to commercial loans. These agricultural loans are based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most agricultural loans are secured by the agriculture related assets being financed, such as farm land, cattle or equipment and include personal guarantees.
Real estate loans are also subject to underwriting standards and processes similar to commercial and agricultural loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. Generally real estate loans are owner occupied which further reduces the Company’s risk.
The Company utilizes methodical credit standards and analysis to supplement its policies and procedures in underwriting consumer loans. The Company’s loan policy addresses types of consumer loans that may be originated and the collateral, if secured, that must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes the Company’s risk.
Major classifications of loans are as follows (in thousands):

	March 31,		December 31,
	2011	2010	2010
Commercial, financial and agricultural	$489,638	$457,377	$524,757
Real estate — construction	87,324	89,051	91,815
Real estate — mortgage	909,778	782,725	883,710
Consumer	195,072	169,848	190,064

Total Loans	$1,681,812	$1,499,001	$1,690,346

Included in real estate-mortgage loans above are $3.4 million, $2.6 million and $13.2 million, respectively, in loans held for sale at March 31, 2011 and 2010 and December 31, 2010 in which the carrying amounts approximate fair value.
The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

March 31, 2011		March 31, 2010		December 31, 2010
Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance	Investment	Allowance
$15,411	$3,091	$17,775	$3,407	$15,445	$3,152

The average recorded investment in impaired loans for the quarter ended March 31, 2011 and the year ended December 31, 2010 was approximately $15,308,000 and $17,242,000, respectively. The Company had approximately $24,306,000 and $25,950,000 in nonaccrual, past due 90 days still accruing and restructured loans and foreclosed assets at March 31, 2011 and December 31, 2010, respectively. Non accrual loans totaled $15.4 million and $15.4 million, respectively, of this amount and consisted of (in thousands):

	March 31,	December 31,
	2011	2010
Commercial	$1,351	$1,403
Agricultural	996	3,030
Real Estate	12,848	10,675
Consumer	216	337

Total	$15,411	$15,445

The Company’s impaired loans and related allowance as of March 31, 2011 and December 31, 2010 are summarized in the following table (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual
	Principal	Recorded Investment	Recorded Investment	Total Recorded		Average Recorded
March 31, 2011	Balance	With No Allowance	With Allowance	Investment	Related Allowance	Investment
Commercial	$1,602	$495	$856	$1,351	$441	$1,398
Agricultural	1,047	20	976	996	316	1,136
Real Estate	15,403	2,413	10,435	12,848	2,257	12,532
Consumer	296	46	170	216	77	242

Total	$18,348	$2,974	$12,437	$15,411	$3,091	$15,308

	Unpaid Contractual
	Principal	Recorded Investment	Recorded Investment	Total Recorded		Average Recorded
December 31, 2010	Balance	With No Allowance	With Allowance	Investment	Related Allowance	Investment
Commercial	$1,625	$434	$969	$1,403	$471	$1,622
Agricultural	3,048	405	2,625	3,030	695	3,922
Real Estate	12,518	1,224	9,451	10,675	1,881	11,276
Consumer	449	81	256	337	105	422

Total	$17,640	$2,144	$13,301	$15,445	$3,152	$17,242

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $425,000 during the year ended December 31, 2010. If interest on impaired loans had been recognized on a full accrual basis during the year ended December 31, 2010, such income would have approximated $1,479,000. Such amounts for the quarter ended March 31, 2011 were not significant.
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

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.
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
At March 31, 2011 and December 31, 2010, the following summarizes the Company’s internal ratings of its loans (in thousands):

March 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$398,815	$10,401	$14,168	$97	$423,481
Agricultural	63,617	268	2,255	17	66,157
Real Estate	930,481	19,072	47,466	83	997,102
Consumer	193,832	306	903	31	195,072

Total	$1,586,745	$30,047	$64,792	$228	$1,681,812

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$414,436	$11,505	$16,346	$90	$442,377
Agricultural	72,124	1,094	9,144	18	82,380
Real Estate	912,691	15,721	47,036	77	975,525
Consumer	188,325	197	1,510	32	190,064

Total	$1,587,576	$28,517	$74,036	$217	$1,690,346

At March 31, 2011 and December 31, 2010, the Company’s past due loans are as follows (in thousands):

	15-59 Days	60-89 Days					Total 90 Days Past
March 31, 2011	Past Due*	Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Due Still Accruing
Commercial	$2,127	$66	$543	$2,736	$420,745	$423,481	$11
Agricultural	744	3	20	767	65,390	66,157	—
Real Estate	8,793	528	2,051	11,372	985,730	997,102	—
Consumer	825	233	14	1,072	194,000	195,072	12

Total	$12,489	$830	$2,628	$15,947	$1,665,865	$1,681,812	$23

	15-59 Days	60-89 Days					Total 90 Days Past
December 31, 2010	Past Due*	Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Due Still Accruing
Commercial	$2,138	$241	$713	$3,092	$439,086	$442,377	$20
Agricultural	371	—	—	371	82,009	82,380	—
Real Estate	6,638	1,569	3,792	11,999	963,725	975,525	2,169
Consumer	1,048	180	25	1,253	188,811	190,064	7

Total	$10,195	$1,990	$4,530	$16,715	$1,673,631	$1,690,346	$2,196

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of March 31, 2011 and 2010 and December 31, 2010, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	March 31,		December 31,
	2011	2010	2010
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$3,091	$3,407	$3,152
Remaining portfolio	29,410	25,343	27,954

Total allowance for loan losses	$32,501	$28,750	$31,106

The following table details the allowance for loan loss at March 31, 2011 and December 31, 2010 by portfolio segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,212	$526	$7,562	$265	$11,565
Loans collectively evaluated for impairment	5,440	625	13,400	1,471	20,936

Total	$8,652	$1,151	$20,962	$1,736	$32,501

December 31, 2010	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,718	$1,548	$6,829	$445	$12,540
Loans collectively evaluated for impairment	4,027	751	12,272	1,516	18,566

Total	$7,745	$2,299	$19,101	$1,961	$31,106

Changes in the allowance for loan losses for the three months ended March 31, 2011 are summarized as follows (in thousands):

	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,745	$2,299	$19,101	$1,961	$31,106
Provision for loan losses	874	(1,178)	2,529	(98)	2,127
Recoveries	34	30	107	107	278
Charge-offs	(1)	—	(775)	(234)	(1,010)

End balance	$8,652	$1,151	$20,962	$1,736	$32,501

The Company’s recorded investment in loans as of March 31, 2011 and December 31, 2010 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands):

March 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$24,666	$2,540	$66,621	$1,240	$95,067
Loans collectively evaluated for impairment	398,815	63,617	930,481	193,832	1,586,745

Total	$423,481	$66,157	$997,102	$195,072	$1,681,812

December 31, 2010	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$27,941	$10,256	$62,834	$1,739	$102,770
Loans collectively evaluated for impairment	414,436	72,124	912,691	188,325	1,587,576

Total	$442,377	$82,380	$975,525	$190,064	$1,690,346

Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At March 31, 2011, approximately $676.8 million in loans held by these subsidiaries were subject to blanket liens as security for these lines of credit.
Note 6 — Income Taxes
Income tax expense was $5.6 million for the first quarter in 2011 as compared to $4.7 million for the same period in 2010. Our effective tax rates on pretax income were 25.5% and 25.5% for the first quarter of 2011 and 2010, respectively. The effective tax rates differ from the statutory Federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.
Note 7 — Stock Based Compensation
The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. No stock options have been granted in 2011or 2010. The Company recorded stock option expense totaling approximately $109 thousand and $95 thousand, respectively, for the three-month periods ended March 31, 2011 and 2010. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

Note 8 — Pension Plan
The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $1.0 million in both March 2011 and March 2010 and continues to evaluate future funding amounts.
Net periodic benefit costs totaling $150 thousand and $100 thousand were recorded, respectively, for the three months ended March 31, 2011 and 2010.
Note 9 — Recently Issued Authoritative Accounting Guidance
In 2010, the FASB issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective January 1, 2011. The remaining disclosure requirements and clarifications made by the new guidance became effective in 2010.
In 2010, the FASB issued authoritative guidance that requires entities to provide enhanced disclosures in the financial statements about their loans including credit risk exposures and the allowance for loan losses. While some of the required disclosures are already included in the management discussion and analysis section of our interim and annual filings, the new guidance requires inclusion of such analyses in the notes to the financial statements. Included in the new guidance are a roll forward of the allowance for loan losses as well as credit quality information, impaired loan, nonaccrual and past due information. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for loan losses, and class of loans. The period-end information became effective in 2010 and the activity-related information became effective with the first quarter of 2011.

In 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new authoritative guidance became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.
In 2011, the FASB issued authoritative guidance to provide additional guidance and clarification in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance includes examples illustrating whether a restructuring constitutes a troubled debt restructuring. The guidance is effective for the third quarter of 2011 and must be applied retrospectively to restructurings occurring on or after January 1, 2011. Adoption of this new guidance is not expected to have a significant impact on the Company’s financial statements.
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
There were no transfers between Level 2 and Level 3 during the quarter ended March 31, 2011.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Available for sale investment securities:
U. S. Treasury securities	$15,470	$—	$—	$15,470
Obligations of U. S. government sponsored-enterprises and agencies	19,951	288,780	—	308,731
Obligations of states and political subdivisions	3,340	561,881	—	565,221
Corporate bonds	—	46,003	—	46,003
Mortgage-backed securities	24,916	692,109	—	717,025
Other securities	3,659	—	—	3,659

Total	$67,336	$1,588,773	$—	$1,656,109

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2011:
Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 input based on the discounting of the collateral measured by appraisals. At March 31, 2011, impaired loans with a carrying value of $15.4 million were reduced by specific valuation allowances totaling $3.1 million resulting in a net fair value of $12.3 million, based on Level 3 inputs.
Loans Held for Sale — Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At March 31, 2011, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Measurement activity was not significant for these accounts for the three months ended March 31, 2011.
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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at March 31, 2011 and December 31, 2010, were as follows (in thousands):

	March 31,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and due from banks	$105,969	$105,969	$124,177	$124,177
Federal funds sold	4,945	4,945	—	—
Interest-bearing deposits in banks	203,018	203,018	243,776	243,776
Held to maturity securities	6,683	6,809	9,064	9,240
Available for sale securities	1,656,109	1,656,109	1,537,178	1,537,178
Loans	1,649,311	1,645,543	1,659,240	1,659,444
Accrued interest receivable	19,607	19,607	21,006	21,006
Deposits with stated maturities	801,198	803,213	837,615	840,234
Deposits with no stated maturities	2,330,693	2,330,693	2,275,686	2,275,686
Short term borrowings	192,171	192,171	178,356	178,356
Accrued interest payable	921	921	1,234	1,234

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
The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2010 Annual Report on Form 10-K.
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
Congress and the regulators for financial institutions have proposed and passed significant changes to the laws, rules and regulations governing financial institutions. Most recently, the House of Representatives and Senate passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which the President has signed. Prior to the Dodd-Frank Act, Congress and the financial institution regulators made other significant changes affecting many aspects of banking. These recent actions address many issues including capital, interchange fees, compliance and risk management, debit card interchange fees, overdraft fees, the establishment of a new consumer regulator, healthcare, incentive compensation, expanded disclosures and corporate governance. While many of the new regulations are for financial institutions with assets greater than $10 billion, we expect the new regulations to reduce our revenues and increase our expenses in the future. We are closely monitoring those actions to determine the appropriate response to comply and at the same time minimize the adverse effect on our banks and find other sources of income to offset the negative effect of these regulations.

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
Allowance for Loan Losses. The allowance for loan losses is an amount we believe will be adequate to absorb probable losses on existing loans in which full collectability is unlikely based upon our review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).
Our methodology is based on current authoritative accounting guidance, including guidance from the SEC. We also follow the guidance of the “Interagency Policy Statement on the Allowance for Loan and Lease Losses,” issued jointly by the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve, the FDIC, the National Credit Union Administration and the Office of Thrift Supervision. We have developed a loan review methodology that includes allowances assigned to certain classified loans, allowances assigned based upon estimated loss factors and qualitative reserves. The level of the allowance reflects our periodic evaluation of general economic conditions, the financial condition of our borrowers, the value and liquidity of collateral, delinquencies, prior loan loss experience, and the results of periodic reviews of the portfolio by our independent loan review department and regulatory examiners.

Our allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) general reserves determined in accordance with current authoritative accounting guidance that consider historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. We regularly evaluate our allowance for loan losses to maintain an adequate level to absorb estimated probable loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All classified loans are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the loan portfolio less cash secured loans, government guaranteed loans and classified loans is multiplied by the Company’s historical loss rates. The qualitative reserves are determined by evaluating such things as current economic conditions and trends, including unemployment, changes in lending staff, policies or procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio that are not reflected in our historic loss factors.
Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A further downturn in the economy and employment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The bank regulatory agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination of subsidiary banks.
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
The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2011 and 2010 and December 31, 2010, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
The Company originates mortgage loans primarily for sale in the secondary market. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first sixty to ninety days or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities has been insignificant.

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
When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether another-than-temporary impairment condition exists. Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity, (ii) whether it is more likely than not that we will have to sell our securities prior to recovery and/or maturity, (iii) the length of time and extent to which the fair value has been less than costs, and (iv) the financial condition of the issuer. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.
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
Stock Split
On April 26, 2011, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend effective for shareholders of record on May 16, 2011 to be distributed on June 1, 2011. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the three months ended March 31, 2011.

Results of Operations
Performance Summary. Net earnings for the first quarter of 2011 were $16.3 million compared to $13.7 million for the same period in 2010, or an 18.8% increase over the same period in 2010.
Basic earnings per share for the first quarter of 2011 were $0.52 compared to $0.44 for the same quarter last year. The return on average assets was 1.76% for the first quarter of 2011, as compared to 1.68% for the same quarter of 2010. The return on average equity was 14.86% for the first quarter of 2011 as compared to 13.30% for the same quarter of 2010.
Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.
Tax-equivalent net interest income was $40.5 million for the first quarter of 2011, as compared to $35.2 million for the same period last year. The increase in 2011 compared to 2010 was largely attributable to an increase in the volume of earning assets. Average earning assets increased $428.0 million for the first quarter of 2011 over the same period in 2010. Average taxable securities, average tax exempt securities, and average loans increased $174.0 million, $89.1 million and $183.9 million, respectively, for the first quarter of 2011 over the first quarter of 2010. Average interest bearing liabilities increased $291.2 million for the first quarter of 2011, as compared to the same period in 2010. The yield on earning assets decreased 18 basis points during the first quarter of 2011, whereas the rate paid on interest-bearing liabilities decreased 32 basis points in the first quarter of 2011 primarily due to the effects of lower interest rates.
Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.
     Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended March 31, 2011 Compared to Three Months Ended
	March 31, 2010
	Change Attributable to		Total
	Volume	Rate	Change
Short-term investments	$(34)	$29	$(5)
Taxable investment securities	1,779	(1,153)	626
Tax-exempt investment securities (1)	1,370	(21)	1,349
Loans (1) (2)	2,785	(815)	1,970

Interest income	5,900	(1,960)	3,940

Interest-bearing deposits	(514)	1,700	1,186
Short-term borrowings	(15)	128	113

Interest expense	(529)	1,828	1,299

Net interest income	$5,371	$(132)	$5,239

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(2)	Nonaccrual loans are included in loans.

The net interest margin for the first quarter of 2011 was 4.72%, a slight increase of 3 basis points from the same period in 2010. The target Federal funds rate was reduced to a range of zero to 25 basis points in December 2008. The low level of interest rates has reduced the yields on our short-term investments and investment securities as the proceeds from maturing investment securities have been invested at lower rates. We have been able to offset this effect by reducing rates paid on interest bearing liabilities. Should interest rates remain at the current low levels for an extended period or if interest rates increase rapidly, we anticipate added pressure on our interest margin as we may face difficulties in achieving significant additional reductions in the rates paid on interest bearing liabilities.
The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.
     Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three months ended March 31,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$205,437	$367	0.10%	$224,341	$372	0.67%
Taxable investment securities (2)	1,050,477	9,592	3.65	876,515	8,966	4.09
Tax-exempt investment securities (2)(3)	542,941	8,327	6.13	453,855	6,978	6.15
Loans (3)(4)	1,677,188	24,589	5.95	1,493,321	22,619	6.14

Total earning assets	3,476,043	42,875	5.00	3,048,032	38,935	5.18
Cash and due from banks	115,580			110,820
Bank premises and equipment, net	70,325			65,086
Other assets	52,083			48,440
Goodwill and other intangible assets, net	72,470			63,072
Allowance for loan losses	(31,756)			(28,420)

Total assets	$3,754,745			$3,307,030

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,169,097	$2,349	0.44%	$1,894,085	$3,535	0.76%
Short-term borrowings	189,963	51	0.11	173,763	164	0.38

Total interest-bearing liabilities	2,359,060	2,400	0.41	2,067,848	3,699	0.73

Noninterest-bearing deposits	922,853			787,850
Other liabilities	28,122			33,082

Total liabilities	3,310,035			2,888,780
Shareholders’ equity	444,710			418,250

Total liabilities and shareholders’ equity	$3,754,745			$3,307,030

Net interest income		$40,475			$35,236

Rate Analysis:
Interest income/earning assets			5.00%			5.18%.
Interest expense/earning assets			0.28			0.49

Net yield on earning assets			4.72%			4.69%

(1)	Short-term investments are comprised of Federal funds sold and interest-bearing deposits in banks.

(2)	Average balances include unrealized gains and losses on available-for-sale securities.

(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

(4)	Nonaccrual loans are included in loans.
Noninterest Income. Noninterest income for the first quarter of 2011 was $12.8 million, an increase of $1.7 million over the same period in 2010. Trust fees increased $518 thousand, real estate mortgage operations increased $373 thousand, ATM and credit card fees increased $566 thousand and the net gain on securities transactions increased $218 thousand. The increase in trust fees reflects higher oil and gas prices, the migration to fully managed and fee based accounts and an increase in assets under management over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.4 billion at March 31, 2011 as compared to $2.1 billion for the same date in 2010. Real estate mortgage income increased primarily due to increased market share. The increase in ATM and credit card fees is primarily a result of increased use of debit cards and an increase in the number of accounts. Under the Dodd-Frank Act, the Federal Reserve was authorized to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. While the proposed changes relate only to banks with assets greater than $10 billion, concern exists that the proposed regulation will also impact the interchange fees we collect.
Offsetting these increases was a decrease in service charge income of $485 thousand, primarily from decreased customer use of overdraft services and changes in overdraft regulations. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve Board prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue.
     Table 3 — Noninterest Income (in thousands):

	Three Months Ended
	March 31,
		Increase
	2011	(Decrease)	2010
Trust fees	$3,044	$518	$2,526
Service charges on deposit accounts	4,373	(485)	4,858
Real estate mortgage operations	933	373	560
ATM and credit card fees	3,077	566	2,511
Net gain on securities transactions	219	218	1
Net gain (loss) on sale of foreclosed assets	(63)	(74)	11

Other:
Check printing fees	36	(31)	67
Safe deposit rental fees	170	(1)	171
Exchange fees	27	5	22
Credit life and debt protection fees	52	17	35
Brokerage commissions	51	(5)	56
Interest on loan recoveries	384	347	37
Miscellaneous income	539	284	255

Total other	1,259	616	643

Total Noninterest Income	$12,842	$1,732	$11,110

Noninterest Expense. Total noninterest expense for the first quarter of 2011 was $26.2 million, an increase of $2.8 million, or 12.1%, as compared to the same period in 2010. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first quarter of 2011 was 49.07%, compared to 50.36% from the same period in 2010.
Salaries and employee benefits for the first quarter of 2011 totaled $14.2 million, an increase of $1.6 million, or 12.5%, as compared to 2010. The increase was largely the result of the Huntsville acquisition and an increase in profit sharing plan expense.

All other categories of noninterest expense for the first quarter of 2011 totaled $11.9 million, an increase of $1.2 million, or 11.7%, as compared to the same period in 2010. Categories of noninterest expense with increases included ATM and interchange expense, professional and service fees, legal fees and other real estate expenses. ATM and interchange expense increased $276 thousand, primarily a result of increased use of debit cards. Professional and service fees were $279 thousand higher, largely as a result of technology conversion expenses related to the Huntsville acquisition and volume-related increases in expenses related to internet banking services.
     Table 4 — Noninterest Expense (in thousands):

	Three Months Ended
	March 31,
		Increase
	2011	(Decrease)	2010
Salaries	$10,365	$842	$9,523
Medical	1,176	183	993
Profit sharing	1,125	385	740
Pension	150	50	100
401(k) match expense	336	13	323
Payroll taxes	974	91	883
Stock option expense	109	14	95

Total salaries and employee benefits	14,235	1,578	12,657

Net occupancy expense	1,647	69	1,578
Equipment expense	1,871	33	1,838
Intangible amortization	111	(48)	159
FDIC assessment fees	970	(18)	988
Printing, stationery and supplies	428	(1)	429
Correspondent bank service charges	200	9	191
ATM and interchange expense	1,050	276	774
Professional and service fees	972	279	693

Other:
Data processing fees	172	59	113
Postage	334	(12)	346
Advertising	421	19	402
Credit card fees	98	(12)	110
Telephone	365	30	335
Public relations and business development	387	89	298
Directors’ fees	208	1	207
Audit and accounting fees	327	10	317
Legal fees	196	49	147
Regulatory exam fees	233	22	211
Travel	186	58	128
Courier expense	153	19	134
Operational and other losses	103	(46)	149
Other real estate	187	89	98
Other miscellaneous expense	1,307	271	1,036

Total other	4,677	646	4,031

Total Noninterest Expense	$26,161	$2,823	$23,338

Income Taxes. Income tax expense was $5.6 million for the first quarter in 2011 as compared to $4.7 million for the same period in 2010. Our effective tax rates on pretax income were 25.5% and 25.5% for the first quarters of 2011 and 2010, respectively. The effective tax rates differ from the statutory Federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.
Balance Sheet Review
Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of March 31, 2011, total loans were $1.682 billion, an increase of $182.8 million, as compared to December 31, 2010. As compared to December 31, 2010, commercial, financial and agricultural loans decreased $35.2 million, real estate construction loans decreased $4.5 million, real estate mortgage loans increased $26.1 million, and consumer loans increased $5.0 million. Loans averaged $1.677 billion during the first quarter of 2011, an increase of $183.9 million from the prior year first quarter average balances.
     Table 5 — Composition of Loans (in thousands):

	March 31,		December 31,
	2011	2010	2010
Commercial, financial and agricultural	$489,638	$457,377	$524,757
Real estate — construction	87,324	89,051	91,815
Real estate — mortgage	909,778	782,725	883,710
Consumer	195,072	169,848	190,064

Total loans	$1,681,812	$1,499,001	$1,690,346

At March 31, 2011, our real estate loans represent approximately 59.2% of our loan portfolio and are comprised of (i) commercial real estate loans of 31.3%, generally owner occupied, (ii) 1-4 family residence loans of 35.8%, (iii) residential development and construction loans of 6.4%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 3.7% and (v) other loans, which includes ranches, hospitals and universities, of 22.8%.
Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and Federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonperforming assets, which are comprised of nonaccrual loans, loans still accruing and past due 90 days or more and foreclosed assets, were $24.3 million at March 31, 2011, as compared to $22.5 million at March 31, 2010. As a percent of loans and foreclosed assets, nonperforming assets were 1.44% at March 31, 2011, as compared to 1.50% at March 31, 2010. The increased dollar amount of nonperforming assets compared to a year ago is a result of ongoing weakness in real estate markets and the overall general economy.

Table 6 — Nonaccrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets
                   (in thousands, except percentages):

	March 31,		December 31,
	2011	2010	2010
Nonaccrual loans	$15,411	$17,775	$15,445
Loans still accruing and past due 90 days or more	23	290	2,196
Restructured loans	—	—	—
Foreclosed assets	8,872	4,444	8,309

Total	$24,306	$22,509	$25,950

As a % of loans and foreclosed assets	1.44%	1.50%	1.53%
As a % of total assets	0.63%	0.67%	0.69%
Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $425,000 during the year ended December 31, 2010. If interest on impaired loans had been recognized on a full accrual basis during the year ended December 31, 2010, such income would have approximated $1,479,000. Such amounts for the quarter ended March 31, 2011 were not significant.
Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see “Critical Accounting Policies — Allowance for Loan Losses” earlier in this section. The provision for loan losses was $2.1 million for the first quarter of 2011, as compared to $2.0 million for the first quarter of 2010. As a percent of average loans, net loan charge-offs were 0.18% for the first quarter of 2011 compared to 0.24% during the first quarter of 2010. The allowance for loan losses as a percent of loans was 1.93% as of March 31, 2011, as compared to 1.84% as of December 31, 2010 and 1.92% as of March 31, 2010. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.

Table 7 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$31,106	$27,612

Charge-offs:
Commercial, financial and agricultural	(1)	(92)
Real Estate	(775)	(680)
Consumer	(234)	(287)

Total charge-offs	(1,010)	(1,059)

Recoveries:
Commercial, financial and agricultural	64	39
Real Estate	107	46
Consumer	107	102

Total recoveries	278	187

Net charge-offs	(732)	(872)

Provision for loan losses	2,127	2,010

Balance at March 31	$32,501	$28,750

Loans at period end	1,681,812	1,499,001
Average loans	1,677,188	1,493,321

Net charge-offs/average loans (annualized)	0.18%	0.24%
Allowance for loan losses/period-end loans	1.93	1.92
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	210.7	159.1
The ratio of our allowance to nonaccrual, past due 90 days still accruing and restructured loans has generally trended downward since 2007, as the economic conditions worsened. Although the ratio declined substantially from prior years when net charge-offs and nonperforming asset levels were historically low, management believes the allowance for loan losses is adequate at March 31, 2011 in spite of these trends.
Interest-Bearing Deposits in Banks. As of March 31, 2011, our interest-bearing deposits were $203.0 million compared with $192.8 million and $243.8 million as of March 31, 2010 and December 31, 2010. At March 31, 2011, interest-bearing deposits in banks included $87.9 million invested in FDIC-insured certificates of deposit, $22.7 million invested in money market accounts at a nonaffiliated regional bank, and $91.0 million maintained at the Federal Reserve Bank of Dallas. The continued higher level in our interest-bearing deposits in banks is the result of several factors including cash flows from maturing investment securities, growth in deposits and fluctuating deposits from large depository customers.
Available-for-Sale and Held-to-Maturity Securities. At March 31, 2011, securities with an amortized cost of $6.7 million were classified as securities held-to-maturity and securities with a fair value of $1.66 billion were classified as securities available-for-sale. As compared to December 31, 2010, the available for sale portfolio, carried at fair value, at March 31, 2011, reflected (i) an increase of $29.4 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $15.3 million in obligations of states and political subdivisions, (iii) a $11.2 million decrease in corporate and other bonds, and (iv) a $85.3 million increase in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

Table 8 — Composition of Available-for-Sale and Held-to-Maturity Securities (dollars in thousands):

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$6,201	$111	$—	$6,312
Mortgage-backed securities	482	15	—	497

Total debt securities held-to-maturity	$6,683	$126	$—	$6,809

Securities available-for-sale:
U.S. Treasury securities	$15,226	$244	$—	$15,470
Obligations of U.S. government sponsored-enterprises and agencies	301,323	7,408	—	308,731
Obligations of states and political subdivisions	547,415	19,874	(2,068)	565,221
Corporate bonds and other	45,681	3,981	—	49,662
Mortgage-backed securities	699,074	19,976	(2,025)	717,025

Total securities available-for-sale	$1,608,719	$51,483	$(4,093)	$1,656,109

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$8,549	$160	$—	$8,709
Mortgage-backed securities	515	16	—	531

Total debt securities held-to-maturity	$9,064	$176	$—	$9,240

Securities available-for-sale:
U. S. Treasury securities	$15,253	$263	$—	$15,516
Obligations of U.S. government sponsored-enterprises and agencies	270,706	8,542	—	279,248
Obligations of states and political subdivisions	543,074	12,695	(5,861)	549,908
Corporate bonds and other	56,710	4,118	—	60,828
Mortgage-backed securities	611,275	22,283	(1,880)	631,678

Total securities available-for-sale	$1,497,018	$47,901	$(7,741)	$1,537,178

During the quarter ended March 31, 2011 and 2010, sales of investment securities that were classified as available-for-sale totaled $11.2 million and $3.2 million, respectively. Gross realized gains from 2011 and 2010 securities sales and calls during the first quarter totaled $230 thousand and $1 thousand, respectively. Gross realized losses from 2011 sales during the first quarter totaled $11 thousand. There were no losses realized on securities sales during the first quarter of 2010. The specific identification method was used to determine cost in order to compute the realized gains.

Table 9 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at March 31, 2011 (in thousands, except percentages):

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$5,641	7.23%	$560	6.74%	$—	—%	$—	—%	$6,201	7.18%
Mortgage-backed securities	10	5.32	310	3.62	162	2.83	—	—	482	3.71

Total	$5,651	7.23%	$870	5.80%	$162	2.83%	$—	—%	$6,683	6.93%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities	$4,043	1.09%	$11,427	1.61%	$—	—%	$—	—%	$15,470	1.48%
Obligations of U.S. government sponsored-enterprises and agencies	101,020	3.75	207,711	2.61	—	—	—	—	308,731	3.00
Obligations of states and political subdivisions	30,718	5.54	169,760	5.15	304,936	6.22	59,807	6.12	565,221	5.85
Corporate bonds and other securities	8,694	3.30	34,200	5.25	6,768	7.08	—	—	49,662	4.78
Mortgage-backed securities	76,127	5.43	448,183	3.87	155,833	3.37	36,882	4.02	717,025	3.94

Total	$220,602	4.45%	$871,281	3.86%	$467,537	5.28%	$96,689	5.29%	$1,656,109	4.42%

	Maturing
			After One Year		After Five Years
	One Year		Through		Through		After
	or Less		Five Years		Ten Years		Ten Years		Total
Total Available-for-Sale and
Held- to-Maturity Securities:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities	$4,043	1.09%	$11,427	1.61%	$—	—%	$—	—%	$15,470	1.48%
Obligations of U.S. government sponsored-enterprises and agencies	101,020	3.75	207,711	2.61	—	—	—	—	308,731	3.00
Obligations of states and political subdivisions	36,359	5.81	170,320	5.16	304,936	6.22	59,807	6.12	571,422	5.86
Corporate bonds and other securities	8,694	3.30	34,200	5.25	6,768	7.08	—	—	49,662	4.78
Mortgage-backed securities	76,137	5.43	448,493	3.87	155,995	3.37	36,882	4.02	717,507	3.94

Total	$226,253	4.52%	$872,151	3.86%	$467,699	5.28%	$96,689	5.29%	$1,662,792	4.43%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

Table 10 — Disclosure of Available-for-Sale and Held-to-Maturity Securities with Continuous Unrealized Loss
The following tables disclose, as of March 31, 2011 and December 31, 2010, our available-for-sale and held-to-maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
March 31, 2011	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of U.S. government sponsored-enterprises and agencies	$4,953	$—	$—	$—	$4,953	$—
Obligations of states and political subdivisions	82,278	1,945	2,144	123	84,422	2,068
Mortgage-backed securities	131,473	2,025	—	—	131,473	2,025

Total	$218,704	$3,970	$2,144	$123	$220,848	$4,093

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2010	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of states and political subdivisions	$164,437	$5,665	$2,070	$196	$166,507	$5,861
Mortgage-backed securities	110,591	1,880	—	—	110,591	1,880

Total	$275,028	$7,545	$2,070	$196	$277,098	$7,741

The number of investment positions in this unrealized loss position totaled 196 at March 31, 2011. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making the determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2011 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any significant issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are guaranteed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.
As of March 31, 2011, the investment portfolio had an overall tax equivalent yield of 4.44%, a weighted average life of 4.30 years and modified duration of 3.68 years.
Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $3.13 billion as of March 31, 2011, as compared to $2.69 billion as of March 31, 2010. Table 11 provides a breakdown of average deposits and rates paid for the first quarters of March 31, 2011 and 2010.

     Table 11 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
		Average		Average
	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing deposits	$922,853	—%	$787,850	—%
Interest-bearing deposits
Interest-bearing checking	812,054	0.14	684,997	0.29
Savings and money market accounts	537,478	0.18	453,970	0.35
Time deposits under $100,000	351,328	0.90	349,495	1.39
Time deposits of $100,000 or more	468,237	0.92	405,623	1.45

Total interest-bearing deposits	2,169,097	0.44%	1,894,085	0.76%

Total average deposits	$3,091,950		$2,681,935

Short-Term Borrowings. Included in short-term borrowings were Federal funds purchased and securities sold under repurchase agreements of $192.2 million and $189.1 million at March 31, 2011 and 2010, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds which we pledge our securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of Federal funds purchased and securities sold under repurchase agreements was $190.0 million and $173.8 million in the first quarters of 2011 and 2010, respectively. The average rates paid on Federal funds purchased and securities sold under repurchase agreements were 0.11% and 0.38% for the first quarters of 2011 and 2010, respectively.
Capital Resources
We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.
Total shareholders’ equity was $456.2 million, or 11.92% of total assets, at March 31, 2011, as compared to $423.8 million, or 12.64% of total assets, at March 31, 2010. Included in shareholders’ equity at March 31, 2011 and March 31, 2010, were $30.8 million and $37.2 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the first quarter of 2011, total shareholders’ equity averaged $444.7 million, or 11.84% of average assets, as compared to $418.3 million, or 12.65% of average assets, during the same period in 2010.
Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of March 31, 2011, our total risk-based and leverage capital ratios were 18.86% and 10.03%, respectively, as compared to total risk-based and leverage capital ratios of 19.28% and 10.50% as of March 31, 2010. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

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
As of March 31, 2011, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.26% and 1.16%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in a net interest income of 1.55% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of March 31, 2011 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.
Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.

Liquidity
Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, Federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell Federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing Federal funds from correspondent banks and sales of securities under agreements to repurchase, which amounted to $192.2 million at March 31, 2011, and an unfunded $25.0 million line of credit established with The Frost National Bank which matures on June 30, 2011 (see next paragraph). First Financial Bank, N. A., Abilene also has Federal funds purchased lines of credit with two non-affiliated banks totaling $80.0 million. No amount was outstanding at March 31, 2011. Seven of our subsidiary banks have available lines of credit totaling $233.7 million secured by portions of their loan portfolios and certain investment securities. There were no outstanding balances on such lines at March 31, 2011.
On December 30, 2009, we renewed our loan agreement, effective December 31, 2009, with The Frost National Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2011, interest is paid quarterly at Wall Street Journal Prime, and the line of credit matures June 30, 2011. If a balance exists at June 30, 2011, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. Management believes the Company was in compliance with the financial and operational covenants at March 31, 2011. There was no outstanding balance under the line of credit as of March 31, 2011, or December 31, 2010.
Given the strong core deposit base, relatively low loan to deposit ratios maintained at our subsidiary banks, available lines of credit, and dividend capacity of our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.
In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and interest-bearing deposits in banks at our parent company, which totaled $34.6 million at March 31, 2011, investment securities which totaled $19.5 million (of which 45.5% matures within 15 months and the remaining portion over 13 years), available dividends from subsidiary banks which totaled $43.7 million at March 31, 2011, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.

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
Table 12 — Commitments as of March 31, 2011 (in thousands):

Total Notional
Amounts
Committed
Unfunded lines of credit	$289,562
Unfunded commitments to extend credit	52,683
Standby letters of credit	19,371

Total commercial commitments	$361,616

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.
Parent Company Funding. Our ability to fund various operating expenses, dividends to shareholders, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by dividends from our subsidiary banks and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At March 31, 2011, approximately $43.7 million was available for the payment of intercompany dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 43.7% and 51.7% of net earnings, respectively, for the first quarter of 2011 and the same period in 2010. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.
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
To pay dividends, we and our subsidiary banks must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve, the FDIC and the OCC have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. In addition, under the Texas Finance Code, a Texas banking association may not pay a dividend that would reduce its outstanding capital and surplus unless it obtains approval of the Texas Banking Commissioner.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources — Interest Rate Risk” for disclosure regarding this market risk.
Item 4. Controls and Procedures
As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of March 31, 2011.
There were no significant changes in internal controls or other factors during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II
OTHER INFORMATION
Item 6. Exhibits
The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation.*

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K Annual Report for the ended December 31, 2008).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 1, 2010).

10.2	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.4	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-Q filed May 4, 2010).

10.5	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K filed December 28, 2005).

10.6	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed January 3, 2007).

10.7	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed January 2, 2008).

10.8	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q filed July 25, 2008).

10.9	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 23, 2008).

10.10	—	Sixth Amendment to Loan Agreement, dated June 16, 2009, signed June 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K filed on June 30, 2009).

10.11	—	Seventh Amendment to Loan Agreement, dated December 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K filed December 31, 2009).

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.
Date: May 4, 2011	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: May 4, 2011	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer