Form 10-Q
period 2011-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2011-08-02
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2011
Common Stock, $0.01 par value per share	31,451,411

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at June 30, 2011 and 2010 and December 31, 2010, the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2011 and 2010, and changes in shareholders’ equity and cash flows for the six months ended June 30, 2011 and 2010, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,		December 31,
	2011	2010	2010
ASSETS	(Unaudited)

CASH AND DUE FROM BANKS	$106,500	$100,460	$124,177
FEDERAL FUNDS SOLD	3,195	225	—
INTEREST-BEARING DEPOSITS IN BANKS	193,088	139,521	243,776

Total cash and cash equivalents	302,783	240,206	367,953

SECURITIES HELD-TO-MATURITY (fair value of $6,756, $11,403 and $9,240 at June 30, 2011 and 2010 and December 31, 2010, respectively)	6,663	11,107	9,064

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,639,992	1,402,448	1,537,178

LOANS
Held for investment	1,715,159	1,513,671	1,677,187
Less - allowance for loan losses	(33,406)	(28,954)	(31,106)

Net loans held for investment	1,681,753	1,484,717	1,646,081
Held for sale	4,256	6,001	13,159

Net loans	1,686,009	1,490,718	1,659,240

BANK PREMISES AND EQUIPMENT, net	72,550	66,888	70,162
INTANGIBLE ASSETS	72,307	62,840	72,524
OTHER ASSETS	60,711	61,388	60,246

Total assets	$3,841,015	$3,335,595	$3,776,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$989,271	$782,166	$959,473
INTEREST-BEARING DEPOSITS	2,130,170	1,924,062	2,153,828

Total deposits	3,119,441	2,706,228	3,113,301

DIVIDENDS PAYABLE	7,548	7,088	7,120
SHORT-TERM BORROWINGS	192,364	159,480	178,356
OTHER LIABILITIES	43,957	31,801	35,902

Total liabilities	3,363,310	2,904,597	3,334,679

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, authorized 40,000,000 shares; 31,451,300, 20,848,421, and 20,942,141 shares issued at June 30, 2011 and 2010 and December 31, 2010, respectively	314	208	209
Capital surplus	275,670	270,087	274,629
Retained earnings	164,417	128,863	146,397
Treasury stock (shares at cost: 251,516, 164,965, and 166,329 at June 30, 2011 and 2010 and December 31, 2010, respectively)	(4,394)	(4,038)	(4,207)
Deferred compensation	4,394	4,038	4,207
Accumulated other comprehensive earnings	37,304	31,840	20,453

Total shareholders’ equity	477,705	430,998	441,688

Total liabilities and shareholders’ equity	$3,841,015	$3,335,595	$3,776,367

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$24,633	$22,792	$48,920	$45,165
Interest on investment securities:
Taxable	9,831	9,237	19,423	18,203
Exempt from federal income tax	5,459	4,676	10,940	9,310
Interest on federal funds sold and interest-bearing deposits in banks	318	349	685	721

Total interest income	40,241	37,054	79,968	73,399

INTEREST EXPENSE:
Interest on deposits	2,014	3,463	4,364	6,998
Other	51	133	102	297

Total interest expense	2,065	3,596	4,466	7,295

Net interest income	38,176	33,458	75,502	66,104
PROVISION FOR LOAN LOSSES	1,924	2,973	4,051	4,983

Net interest income after provision for loan losses	36,252	30,485	71,451	61,121

NONINTEREST INCOME:
Trust fees	3,211	2,672	6,254	5,198
Service charges on deposit accounts	4,520	5,293	8,894	10,152
ATM and credit card fees	3,415	2,830	6,491	5,341
Real estate mortgage operations	941	857	1,874	1,417
Net gain on available-for-sale securities	42	72	261	72
Net gain (loss) on sale of foreclosed assets	(1,111)	59	(1,174)	70
Other	876	787	2,136	1,430

Total noninterest income	11,894	12,570	24,736	23,680

NONINTEREST EXPENSE:
Salaries and employee benefits	14,008	12,841	28,243	25,498
Net occupancy expense	1,685	1,561	3,332	3,139
Equipment expense	1,951	1,853	3,822	3,690
Printing, stationery and supplies	489	428	916	857
FDIC insurance premiums	597	990	1,568	1,978
Correspondent bank service charges	208	181	408	372
ATM, interchange and credit card expenses	1,183	866	2,330	1,751
Professional and service fees	834	636	1,834	1,329
Amortization of intangible assets	105	153	216	312
Other expenses	4,828	4,442	9,379	8,363

Total noninterest expense	25,888	23,951	52,048	47,289

EARNINGS BEFORE INCOME TAXES	22,258	19,104	44,139	37,512
INCOME TAX EXPENSE	5,738	4,906	11,324	9,597

NET EARNINGS	$16,520	$14,198	$32,815	$27,915

EARNINGS PER SHARE, BASIC	$0.53	$0.45	$1.04	$0.89

EARNINGS PER SHARE, ASSUMING DILUTION	$0.52	$0.45	$1.04	$0.89

DIVIDENDS PER SHARE	$0.24	$0.23	$0.47	$0.45

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

NET EARNINGS	$16,520	$14,198	$32,815	$27,915

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	18,689	(142)	26,186	1,246

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(42)	(72)	(261)	(72)

Total other items of comprehensive earnings	18,647	(214)	25,925	1,174

Income tax benefit (expense) related to other items of comprehensive earnings	(6,526)	75	(9,074)	(411)

COMPREHENSIVE EARNINGS	$28,641	$14,059	$49,666	$28,678

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity

Balances at December 31, 2009	20,826,431	$208	$269,294	$115,123	(162,836)	$(3,833)	$3,833	$31,077	$415,702

Net earnings (unaudited)	—	—	—	27,915	—	—	—	—	27,915

Stock issuances (unaudited)	21,990	—	569	—	—	—	—	—	569

Cash dividends declared, $0.45 per share (unaudited)	—	—	—	(14,175)	—	—	—	—	(14,175)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	763	763

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	30	—	—	—	—	—	30

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,129)	(205)	205	—	—

Stock option expense (unaudited)	—	—	194	—	—	—	—	—	194

Balances at June 30, 2010 (unaudited)	20,848,421	$208	$270,087	$128,863	(164,965)	$(4,038)	$4,038	$31,840	$430,998

Balances at December 31, 2010	20,942,141	$209	$274,629	$146,397	(166,329)	$(4,207)	$4,207	$20,453	$441,688

Net earnings (unaudited)	—	—	—	32,815	—	—	—	—	32,815

Stock issuances (unaudited)	27,982	—	804	—	—	—	—	—	804

Cash dividends declared, $0.47 per share (unaudited)	—	—	—	(14,690)	—	—	—	—	(14,690)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	16,851	16,851

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	20	—	—	—	—	—	20

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,041)	(187)	187	—	—

Stock option expense (unaudited)	—	—	217	—	—	—	—	—	217

Three-for-two stock split in the form of a 50% stock dividend (unaudited)	10,481,177	105	—	(105)	(83,146)	—	—	—	—

Balances at June 30, 2011 (unaudited)	31,451,300	$314	$275,670	$164,417	(251,516)	$(4,394)	$4,394	$37,304	$477,705

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$32,815	$27,915
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,600	3,526
Provision for loan losses	4,051	4,983
Securities premium amortization (discount accretion), net	3,392	2,086
Gain on sale of assets, net	647	(130)
Deferred federal income tax expense	(160)	(659)
Net (increase) decrease in loans held for sale	8,903	(1,677)
Change in other assets	376	1,625
Change in other liabilities	3,125	2,396

Total adjustments	23,934	12,150

Net cash provided by operating activities	56,749	40,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	12,436	15,018
Maturities	168,863	83,344
Purchases	(265,097)	(227,495)
Activity in held-to-maturity securities - maturities	2,402	4,169
Net increase in loans	(42,302)	(15,723)
Purchases of bank premises and equipment and computer software	(6,437)	(5,763)
Proceeds from sale of other assets	1,495	3,791

Net cash used in investing activities	(128,640)	(142,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	29,797	(54,157)
Net increase (decrease) in interest-bearing deposits	(23,658)	75,628
Net increase in short-term borrowings	14,008	13,386
Common stock transactions:
Proceeds from stock issuances	805	569
Dividends paid	(14,231)	(14,167)

Net cash provided by financing activities	6,721	21,259

NET DECREASE IN CASH AND CASH EQUIVALENTS	(65,170)	(81,335)

CASH AND CASH EQUIVALENTS, beginning of period	367,953	321,541

CASH AND CASH EQUIVALENTS, end of period	$302,783	$240,206

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$4,927	$7,357
Federal income tax paid	9,231	8,502
Transfer of loans to foreclosed assets	2,581	8,456
Investment securities purchased but not settled	11,168	4,054

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

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

Through our subsidiary banks, we conduct a full-service commercial banking business. Most of our service centers are located in Central, North Central and West Texas. Including the branches and locations of all our bank subsidiaries, as of June 30, 2011, we had 52 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, three locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, Crowley, Glen Rose, Odessa, Fort Worth and Huntsville. Our trust subsidiary has six locations in Abilene, San Angelo, Stephenville, Sweetwater, Fort Worth and Odessa, all in Texas.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company financial position and unaudited results of operations and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted under SEC rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with these prior evaluations.

Note 2 – Stock Split

On April 26, 2011, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend effective for shareholders of record on May 16, 2011 to be distributed on June 1, 2011. All share and per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the six months ended June 30, 2011.

Note 3 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three and six months ended June 30, 2011 and 2010, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2011 and 2010, were 31,442,978 and 31,271,603 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six months ended June 30, 2011 and 2010, were 31,434,328 and 31,262,084 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2011 and 2010, were 31,467,617 and 31,303,707 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2011 and 2010, were 31,457,286 and 31,304,105, respectively.

Note 4 – Securities

A summary of available-for-sale and held-to-maturity securities follows (in thousands):

	June 30, 2011
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U. S. Treasury securities	$15,198	$271	$—	$15,469
Obligations of U.S. government sponsored-enterprises and agencies	251,648	7,585	—	259,233
Obligations of states and political subdivisions	555,118	28,944	(489)	583,573
Corporate bonds and other	41,164	4,058	—	45,222
Mortgage-backed securities	710,781	26,259	(545)	736,495

Total securities available-for-sale	$1,573,909	$67,117	$(1,034)	$1,639,992

Securities held-to-maturity:
Obligations of states and political subdivisions	$6,201	$76	$—	$6,277
Mortgage-backed securities	462	17	—	479

Total debt securities held-to-maturity	$6,663	$93	$—	$6,756

	December 31, 2010
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U. S. Treasury securities	$15,253	$263	$—	$15,516
Obligations of U.S. government sponsored-enterprises and agencies	270,706	8,542	—	279,248
Obligations of states and political subdivisions	543,074	12,695	(5,861)	549,908
Corporate bonds and other	56,710	4,118	—	60,828
Mortgage-backed securities	611,275	22,283	(1,880)	631,678

Total securities available-for-sale	$1,497,018	$47,901	$(7,741)	$1,537,178

Securities held-to-maturity:
Obligations of states and political subdivisions	$8,549	$160	$—	$8,709
Mortgage-backed securities	515	16	—	531

Total debt securities held-to-maturity	$9,064	$176	$—	$9,240

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset-backed securities. The expected maturities of these securities at June 30, 2011, were computed by using scheduled amortization of balances and historical prepayment rates. At June 30, 2011 and December 31, 2010, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of debt securities at June 30, 2011, by contractual and expected maturity, are shown below (in thousands):

	Held-to-Maturity		Available-for-Sale
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Due within one year	$5,851	$5,911	$129,079	$131,636
Due after one year through five years	350	366	377,211	393,703
Due after five years through ten years	—	—	323,650	344,175
Due after ten years	—	—	33,188	33,983
Mortgage-backed securities	462	479	710,781	736,495

Total	$6,663	$6,756	$1,573,909	$1,639,992

During the quarter ended June 30, 2011 and 2010, sales of investment securities that were classified as available-for-sale totaled $1.2 million and $11.8 million, respectively. Gross realized gains from 2011 and 2010 securities sales and calls during the second quarter totaled $43 thousand and $72 thousand, respectively. Gross realized losses from sales during the second quarter of 2011 totaled $1 thousand. There were no losses realized on securities sales during the second quarter of 2010. During the six-months ended June 30, 2011 and 2010, sales of investment securities that were classified as available-for-sale totaled $12.4 million and $15.0 million, respectively. Gross realized gains for 2011 and 2010 securities sales and calls during the six-month period totaled $273 thousand and $72 thousand, respectively. Gross realized losses from sales during the six-month period ended June 30, 2011 totaled $13 thousand. There were no losses realized on securities sales during the same period in 2010. The specific identification method was used to determine cost in order to compute the realized gains.

The following tables disclose, as of June 30, 2011 and December 31, 2010, our available-for-sale and held-to-maturity securities that have been in a continuous unrealized-loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$24,290	$467	$1,748	$22	$26,038	$489
Mortgage-backed securities	28,072	545	—	—	28,072	545

Total	$52,362	$1,012	$1,748	$22	$54,110	$1,034

	Less than 12 Months		12 Months or Longer		Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$164,437	$5,665	$2,070	$196	$166,507	$5,861
Mortgage-backed securities	110,591	1,880	—	—	110,591	1,880

Total	$275,028	$7,545	$2,070	$196	$277,098	$7,741

The number of investment positions in this unrealized-loss position totaled 54 at June 30, 2011. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making the determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2011 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage-related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at approximately $793.2 million at June 30, 2011, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

Note 5 – Loans And Allowance for Loan Losses

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

The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2011 and December 31, 2010, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

The Company originates mortgage loans primarily for sale in the secondary market. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first sixty to ninety days or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.

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

The Company has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and makes changes as appropriate. Management receives frequent reports related to loan originations, quality, concentrations, delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

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

Major classifications of loans are as follows (in thousands):

	June 30,		December 31,
	2011	2010	2010
Commercial, financial and agricultural	$500,560	$463,560	$524,757
Real estate – construction	88,375	88,777	91,815
Real estate – mortgage	928,420	791,951	883,710
Consumer	202,060	175,384	190,064

Total Loans	$1,719,415	$1,519,672	$1,690,346

Included in real estate-mortgage loans above are $4.3 million, $6.0 million and $13.2 million, respectively, in loans held for sale at June 30, 2011 and 2010 and December 31, 2010 in which the carrying amounts approximate fair value.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

June 30, 2011		June 30, 2010		December 31, 2010
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$18,599	$3,170	$14,240	$2,780	$15,445	$3,152

The average recorded investment in impaired loans for the quarter and six-months ended June 30, 2011 and the year ended December 31, 2010 was approximately $19,918,000, $20,559,000 and $17,242,000, respectively. The Company had approximately $27,383,000 and $25,950,000 in nonaccrual, past due 90 days still accruing and restructured loans and foreclosed assets at June 30, 2011 and December 31, 2010, respectively. Non accrual loans totaled $18.6 million and $15.4 million, respectively, of this amount and consisted of (in thousands):

	June 30, 2011	December 31, 2010
Commercial	$1,419	$1,403
Agricultural	407	3,030
Real Estate	16,563	10,675
Consumer	210	337

Total	$18,599	$15,445

The Company’s impaired loans and related allowance as of June 30, 2011 and December 31, 2010 are summarized in the following table (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

June 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$1,679	$26	$1,394	$1,419	$688	$1,513
Agricultural	481	12	394	407	190	829
Real Estate	19,314	3,597	12,965	16,563	2,227	17,974
Consumer	263	64	147	210	65	243

Total	$21,737	$3,699	$14,900	$18,599	$3,170	$20,559

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$1,625	$434	$969	$1,403	$471	$1,622
Agricultural	3,048	405	2,625	3,030	695	3,922
Real Estate	12,518	1,224	9,451	10,675	1,881	11,276
Consumer	449	81	256	337	105	422

Total	$17,640	$2,144	$13,301	$15,445	$3,152	$17,242

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $425,000 during the year ended December 31, 2010. If interest on impaired loans had been recognized on a full accrual basis during the year ended December 31, 2010, such income would have approximated $1,479,000. Such amounts for the quarter and six-months ended June 30, 2011 were not significant.

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

Updates to internally assigned classifications are made monthly and/or upon significant developments.

At June 30, 2011 and December 31, 2010, the following summarizes the Company’s internal ratings of its loans (in thousands):

June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$417,357	$9,185	$12,834	$101	$439,477
Agricultural	57,080	961	3,026	16	61,083
Real Estate	952,275	17,088	47,358	74	1,016,795
Consumer	200,967	333	747	13	202,060

Total	$1,627,679	$27,567	$63,965	$204	$1,719,415

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$414,436	$11,505	$16,346	$90	$442,377
Agricultural	72,124	1,094	9,144	18	82,380
Real Estate	912,691	15,721	47,036	77	975,525
Consumer	188,325	197	1,510	32	190,064

Total	$1,587,576	$28,517	$74,036	$217	$1,690,346

At June 30, 2011 and December 31, 2010, the Company’s past due loans are as follows (in thousands):

June 30, 2011	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$2,911	$46	$504	$3,461	$436,016	$439,477	$—
Agricultural	116	12	—	128	60,955	61,083	—
Real Estate	10,658	2,180	2,013	14,851	1,001,944	1,016,795	—
Consumer	915	17	6	938	201,122	202,060	6

Total	$14,600	$2,255	$2,523	$19,378	$1,700,037	$1,719,415	$6

December 31, 2010	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$2,138	$241	$713	$3,092	$439,285	$442,377	$20
Agricultural	371	—	—	371	82,009	82,380	—
Real Estate	6,638	1,569	3,792	11,999	963,526	975,525	2,169
Consumer	1,048	180	25	1,253	188,811	190,064	7

Total	$10,195	$1,990	$4,530	$16,715	$1,673,631	$1,690,346	$2,196

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of June 30, 2011 and 2010 and December 31, 2010, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	June 30,		December 31,
	2011	2010	2010
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$3,170	$2,780	$3,152
Remaining portfolio	30,236	26,174	27,954

Total allowance for loan losses	$33,406	$28,954	$31,106

The following table details the allowance for loan loss at June 30, 2011 and December 31, 2010 by portfolio segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2011	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$3,635	$925	$7,744	$249	$12,553
Loans collectively evaluated for impairment	4,932	841	13,650	1,430	20,853

Total	$8,567	$1,766	$21,394	$1,679	$33,406

December 31, 2010	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$3,718	$1,548	$6,829	$445	$12,540
Loans collectively evaluated for impairment	4,027	751	12,272	1,516	18,566

Total	$7,745	$2,299	$19,101	$1,961	$31,106

Changes in the allowance for loan losses for the three months ended June 30, 2011 are summarized as follows (in thousands):

	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$8,652	$1,151	$20,962	$1,736	$32,501
Provision for loan losses	(78)	614	1,276	112	1,924
Recoveries	39	1	245	92	377
Charge-offs	(46)	—	(1,089)	(261)	(1,396)

Ending balance	$8,567	$1,766	$21,394	$1,679	$33,406

Changes in the allowance for loan losses for the six months ended June 30, 2011 are summarized as follows (in thousands):

	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,745	$2,299	$19,101	$1,961	$31,106
Provision for loan losses	796	(564)	3,805	14	4,051
Recoveries	73	31	352	199	655
Charge-offs	(47)	—	(1,864)	(495)	(2,406)

Ending balance	$8,567	$1,766	$21,394	$1,679	$33,406

The Company’s recorded investment in loans as of June 30, 2011 and December 31, 2010 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands):

June 30, 2011	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$22,120	$4,003	$64,520	$1,093	$91,736
Loans collectively evaluated for impairment	417,357	57,080	952,275	200,967	1,627,679

Total	$439,477	$61,083	$1,016,795	$202,060	$1,719,415

December 31, 2010	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$27,941	$10,256	$62,834	$1,739	$102,770
Loans collectively evaluated for impairment	414,436	72,124	912,691	188,325	1,587,576

Total	$442,377	$82,380	$975,525	$190,064	$1,690,346

Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At June 30, 2011, approximately $678.6 million in loans held by these subsidiaries were subject to blanket liens as security for these lines of credit.

Note 6 – Income Taxes

Income tax expense was $5.7 million for the second quarter in 2011 as compared to $4.9 million for the same period in 2010. Our effective tax rates on pretax income were 25.8% and 25.7% for the second quarter of 2011 and 2010, respectively. Income tax expense was $11.3 million for the six months ended June 30, 2011 as compared to $9.6 million for the same period in 2010. Our effective tax rates on pretax income were 25.7% and 25.6% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rates differ from the statutory Federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Note 7 – Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. No stock options have been granted in 2011 or 2010. The Company recorded stock option expense totaling approximately $109 thousand and $98 thousand, respectively, for the three month period ended June 30, 2011 and 2010. The Company recorded stock option expense totaling approximately $217 thousand and $194 thousand, respectively, for the six-month periods ended June 30, 2011 and 2010. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

Note 8 – Pension Plan

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

Net periodic benefit costs totaling $150 thousand and $100 thousand were recorded, respectively, for the three-months ended June 30, 2011 and 2010. Net periodic benefit costs totaling $299 thousand and $200 thousand were recorded, respectively, for the six months ended June 30, 2011 and 2010.

Note 9 – Recently Issued Authoritative Accounting Guidance

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

Note 10 – Fair Value Disclosures

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

There were no transfers between Level 2 and Level 3 during the quarter ended June 30, 2011.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale investment securities:
U. S. Treasury securities	$15,469	$—	$—	$15,469
Obligations of U. S. government sponsored-enterprises and agencies	—	259,233	—	259,233
Obligations of states and political subdivisions	11,720	571,853	—	583,573
Corporate bonds	501	40,991	—	41,492
Mortgage-backed securities	39,915	696,580	—	736,495
Other securities	3,730	—	—	3,730

Total	$71,335	$1,568,657	$—	$1,639,992

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2011:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 input based on the discounting of the collateral measured by appraisals. At June 30, 2011, impaired loans with a carrying value of $18.6 million were reduced by specific valuation allowances totaling $3.2 million resulting in a net fair value of $15.4 million, based on Level 3 inputs.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At June 30, 2011, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Measurement activity was not significant for these accounts for the three and six months ended June 30, 2011.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at June 30, 2011 and December 31, 2010, were as follows (in thousands):

	June 30,		December 31,
	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and due from banks	$106,500	$106,500	$124,177	$124,177
Federal funds sold	3,195	3,195	—	—
Interest-bearing deposits in banks	193,088	193,088	243,776	243,776
Held to maturity securities	6,663	6,756	9,064	9,240
Available for sale securities	1,639,992	1,639,992	1,537,178	1,537,178
Loans	1,686,009	1,685,737	1,659,240	1,659,444
Accrued interest receivable	20,482	20,482	21,006	21,006
Deposits with stated maturities	787,764	789,305	837,615	840,234
Deposits with no stated maturities	2,331,677	2,331,677	2,275,686	2,275,686
Short term borrowings	192,364	192,364	178,356	178,356
Accrued interest payable	772	772	1,234	1,234

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:

•	general economic conditions, including our local and national real estate markets and employment trends;

•	volatility and disruption in national and international financial markets;

•	government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Act and Basel III;

•	political instability;

•	the ability of the Federal government to deal with the national economic slowdown and the effect of stimulus packages enacted by Congress as well as future stimulus packages, if any;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	continued higher levels of FDIC deposit insurance assessments, including the possibility of additional special assessments;

•	our ability to attract deposits;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	our ability to attract and retain qualified employees;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in compensation and benefit plans;

•	acquisitions and integration of acquired businesses; and

•	acts of God or of war or terrorism.

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

Congress and the regulators for financial institutions have proposed and passed significant changes to the laws, rules and regulations governing financial institutions. The House of Representatives and Senate passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which the President signed. Prior to the Dodd-Frank Act, Congress and the financial institution regulators made other significant changes affecting many aspects of banking. These recent actions address many issues including capital, interchange fees, compliance and risk management, debit card interchange fees, overdraft fees, the establishment of a new consumer regulator, healthcare, incentive compensation, expanded disclosures and corporate governance. While many of the new regulations are for financial institutions with assets greater than $10 billion, we expect the new regulations to reduce our revenues and increase our expenses in the future. We are closely monitoring those actions to determine the appropriate response to comply and at the same time minimize the adverse effect on our banks and find other sources of income to offset the negative effect of these regulations.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase – in arrangements for a strengthened set of capital requirements, known as Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk – weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The final package of Basel III reforms was submitted to the Seoul G20 Leaders Summit in November 2010 for endorsement by G20 leaders, and then will be subject to individual adoption by member nations, including the United States. The Federal Reserve will likely implement changes to the capital adequacy standards applicable to the Company and our subsidiary banks in light of Basel III.

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

Stock Split

On April 26, 2011, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend effective for shareholders of record on May 16, 2011 to be distributed on June 1, 2011. All share and per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the six months ended June 30, 2011.

Results of Operations

Performance Summary. Net earnings for the second quarter of 2011 were $16.5 million compared to $14.2 million for the same period in 2010, or an 16.4% increase over the same period in 2010.

Basic earnings per share for the second quarter of 2011 were $0.53 compared to $0.45 for the same quarter last year. The return on average assets was 1.74% for the second quarter of 2011, as compared to 1.70% for the same quarter of 2010. The return on average equity was 14.29% for the second quarter of 2011 as compared to 13.37% for the same quarter of 2010.

Net earnings for the first six-month period ended June 30, 2011 were $32.8 million compared to $27.9 million for the same period in 2010, or a 17.6% increase over the same period in 2010.

Basic earnings per share for the six-months of 2011 were $1.04 compared to $0.89 for the same period last year. The return on average assets was 1.75% for the first six-months of 2011, as compared to 1.69% for the same period of 2010. The return on average equity was 14.57% for the first six-months of 2011 as compared to 13.33% for the same period of 2010.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $41.3 million for the second quarter of 2011, as compared to $36.1 million for the same period last year. The increase in 2011 compared to 2010 was largely attributable to an increase in the volume of earning assets. Average earning assets increased $441.8 million for the second quarter of 2011 over the same period in 2010. The acquisition of the First State Bank (now operating as First Financial Bank) in Huntsville, Texas in November 2010 contributed $149.1 million in additional earning assets. Average taxable securities, average tax exempt securities, and average loans increased $148.1 million, $93.1 million and $187.4 million, respectively, for the second quarter of 2011 over the second quarter of 2010. Average interest bearing liabilities increased $263.0 million for the second quarter of 2011, as compared to the same period in 2010. The yield on earning assets decreased 23 basis points during the second quarter of 2011 compared to the same period in 2010, whereas the rate paid on interest-bearing liabilities decreased 34 basis points in the second quarter of 2011 compared to the same period in 2010 primarily due to the effects of lower interest rates.

Tax-equivalent net interest income was $81.8 million for the first six-month period of 2011, as compared to $71.3 million for the same period last year. The increase in 2011 compared to 2010 was largely attributable to an increase in the volume of earning assets. Average earning assets increased $434.9 million for the first six-months of 2011 over the same period in 2010. The acquisition of the First State Bank (now operating as First Financial Bank) in Huntsville, Texas in November 2010 contributed $149.1 million in additional earning assets. Average taxable securities, average tax exempt securities, and average loans increased $161.0 million, $91.1 million and $185.7 million, respectively, for the first six-month period of 2011 over the first six-month period of 2010. Average interest bearing liabilities increased $277.0 million for the six-month period of 2011, as compared to the same period in 2010. The yield on earning assets decreased 20 basis points during the second quarter of 2011 compared to the same period in 2010, whereas the rate paid on interest-bearing liabilities decreased 33 basis points in the first six months of 2011 compared to the same period in 2010 primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010			Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate

Short-term investments	$25	$(57)	$(32)	$(15)	$(22)	$(37)
Taxable investment securities	1,440	(845)	595	3,207	(1,987)	1,220
Tax-exempt investment securities (1)	1,428	(167)	1,261	2,798	(188)	2,610
Loans (1) (2)	2,859	(993)	1,866	5,644	(1,808)	3,836

Interest income	5,752	(2,062)	3,690	11,634	(4,005)	7,629

Interest-bearing deposits	452	(1,901)	(1,449)	964	(3,599)	(2,635)
Short-term borrowings	11	(93)	(82)	26	(221)	(195)

Interest expense	463	(1,994)	(1,531)	990	(3,820)	(2,830)

Net interest income	$5,289	$(68)	$5,221	$10,644	$(185)	$10,459

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Nonaccrual loans are included in loans.

The net interest margin for the second quarter of 2011 was 4.69%, unchanged from the same period in 2010. The net interest margin for the six months ended June 30, 2011 was 4.71%, an increase of 2 basis points from the same period of 2010. The target Federal funds rate was reduced to a range of zero to 25 basis points in December 2008. The low level of interest rates has reduced the yields on our short-term investments and investment securities as the proceeds from maturing investment securities have been invested at lower rates. We have been able to offset this effect by reducing rates paid on interest bearing liabilities. Should interest rates continue to remain at the current low levels for an extended period, we anticipate added pressure on our interest margin as we may face difficulties in achieving significant additional reductions in the rates paid on interest bearing liabilities.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three months ended June 30,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets

Short-term investments (1)	$180,384	$318	0.71%	$167,243	$349	0.84%
Taxable investment securities (2)	1,098,432	9,831	3.58	950,304	9,237	3.89
Tax-exempt investment securities (2)(3)	552,635	8,309	6.01	459,528	7,048	6.13
Loans (3)(4)	1,699,004	24,928	5.88	1,511,587	23,062	6.12

Total earning assets	3,530,455	43,386	4.93	3,088,662	39,696	5.16%

Cash and due from banks	107,140			102,096
Bank premises and equipment, net	71,186			66,166
Other assets	51,579			49,829
Goodwill and other intangible assets, net	72,363			62,918
Allowance for loan losses	(32,927)			(29,291)

Total assets	$3,799,796			$3,340,380

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,150,790	$2,014	0.38%	$1,902,497	$3,463	0.73%
Short-term borrowings	192,154	51	0.11	177,435	133	0.30

Total interest-bearing liabilities	2,342,944	2,065	0.35	2,079,932	3,596	0.69%

Noninterest-bearing deposits	958,029			801,216
Other liabilities	35,160			33,226

Total liabilities	3,336,133			2,914,374
Shareholders’ equity	463,663			426,006

Total liabilities and shareholders’ equity	$3,799,796			$3,340,380

Net interest income		$41,321			$36,100

Rate Analysis:
Interest income/earning assets			4.93%			5.16%
Interest expense/earning assets			0.24			0.47

Net yield on earning assets			4.69%			4.69%

	Six months ended June 30,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets

Short-term investments (1)	$192,841	$685	0.72%	$195,634	$721	0.74%
Taxable investment securities (2)	1,074,587	19,423	3.62	913,613	18,203	3.98
Tax-exempt investment securities (2)(3)	547,815	16,637	6.07	456,707	14,026	6.14
Loans (3)(4)	1,688,156	49,517	5.92	1,502,504	45,682	6.13

Total earning assets	3,503,399	86,262	4.97%	3,068,458	78,632	5.17%

Cash and due from banks	111,337			106,434
Bank premises and equipment, net	70,758			65,629
Other assets	51,829			49,140
Goodwill and other intangible assets, net	72,416			62,994
Allowance for loan losses	(32,344)			(28,858)

Total assets	$3,777,395			$3,323,797

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,159,892	$4,364	0.41%	$1,898,314	$6,998	0.74%
Short-term borrowings	191,065	102	0.11	175,609	297	0.34

Total interest-bearing liabilities	2,350,957	4,466	0.38%	2,073,923	7,295	0.71%

Noninterest-bearing deposits	940,539			794,570
Other liabilities	31,660			33,154

Total liabilities	3,323,156			2,901,647
Shareholders’ equity	454,239			422,150

Total liabilities and shareholders’ equity	$3,777,395			$3,323,797

Net interest income		$81,796			$71,337

Rate Analysis:

Interest income/earning assets			4.97%			5.17%
Interest expense/earning assets			0.26			0.48

Net yield on earning assets			4.71%			4.69%

(1)	Short-term investments are comprised of Federal funds sold and interest-bearing deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for the second quarter of 2011 was $11.9 million, a decrease of $676 thousand from the same period in 2010. Trust fees increased $539 thousand, real estate mortgage operations increased $84 thousand and ATM and credit card fees increased $585 thousand. The increase in trust fees reflects higher oil and gas prices, the migration to fully managed and fee based accounts and an increase in assets under management over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.45 billion at June 30, 2011 as compared to $2.08 billion for the same date in 2010. Real estate mortgage income increased primarily due to increased market share. The increase in ATM and credit card fees is primarily a result of increased use of debit cards and an increase in the number of accounts. As described above, the Federal Reserve’s rules, effective in October 2011, regarding interchange fees charged for electronic debit transactions by payment card issuers may also impact the interchange fees we collect in the future.

Offsetting these increases were net losses on the sale and writedown of foreclosed assets of $1.1 million and a decrease in service charge income of $773 thousand. Included in net losses on the sale and writedown of foreclosed assets was a $1.0 million writedown of foreclosed real estate from a commercial customer from which the Company suffered a large charge-off in second quarter of 2010. The decrease in service charge income stems primarily from decreased customer use of overdraft services and changes in overdraft regulations. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue. As of July 1, 2011, we have implemented additional changes to our overdraft program which are more customer friendly and that could further reduce our service charge income.

Noninterest income for the six month period ended June 30, 2011 was $24.7 million, an increase of $1.1 million over the same period in 2010. Trust fees increased $1.1 million, real estate mortgage operations increased $457 thousand, ATM and credit card fees increased $1.2 million and the net gain on securities transactions increased $189 thousand. The increase in trust fees reflects higher oil and gas prices, the migration to fully managed and fee based accounts and an increase in assets under management over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.45 billion at June 30, 2011 as compared to $2.08 billion for the same date in 2010. Real estate mortgage income increased primarily due to increased market share. The increase in ATM and credit card fees is primarily a result of increased use of debit cards and an increase in the number of accounts. As described above, the Federal Reserve’s rules, effective in October 2011, regarding interchange fees charged for electronic debit transactions by payment card issuers may also impact the interchange fees we collect in the future.

Offsetting these increases were net losses on the sale and writedown of foreclosed assets of $1.2 million and a decrease in service charge income of $1.3 million. Included in net losses on the sale and writedown of foreclosed assets was a $1.0 million writedown of foreclosed real estate from a commercial customer from which the Company suffered a large charge-off in second quarter of 2010. The decrease in service charge income stems primarily from decreased customer use of overdraft services and changes in overdraft regulations. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue. As of July 1, 2011, we have implemented additional changes to our overdraft program which are more customer friendly and that could further reduce our service charge income.

Table 3 — Noninterest Income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010

Trust fees	$3,211	$539	$2,672	$6,254	$1,056	$5,198
Service charges on deposit accounts	4,520	(773)	5,293	8,894	(1,258)	10,152
Real estate mortgage operations	941	84	857	1,874	457	1,417
ATM and credit card fees	3,415	585	2,830	6,491	1,150	5,341
Net gain on securities transactions	42	(30)	72	261	189	72
Net gain (loss) on sale of foreclosed assets	(1,111)	(1,170)	59	(1,174)	(1,244)	70

Other:
Check printing fees	67	7	60	103	(24)	127
Safe deposit rental fees	97	2	95	266	(1)	267
Exchange fees	28	1	27	55	6	49
Credit life and debt protection fees	52	5	47	104	22	82
Brokerage Commissions	79	(14)	93	130	(19)	149
Interest on loan recoveries	32	(223)	255	416	123	293
Miscellaneous income	521	311	210	1,062	599	463

Total other	876	89	787	2,136	706	1,430

Total Noninterest Income	$11,894	$(676)	$12,570	$24,736	$1,056	$23,680

Noninterest Expense. Total noninterest expense for the second quarter of 2011 was $25.9 million, an increase of $1.9 million, or 8.1%, as compared to the same period in 2010. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the second quarter of 2011 was 48.65%, compared to 49.21% from the same period in 2010.

Salaries and employee benefits for the second quarter of 2011 totaled $14.0 million, an increase of $1.2 million, or 9.1%, as compared to 2010. The increase was largely the result of the Huntsville acquisition and an increase in employee medical expense.

All other categories of noninterest expense for the second quarter of 2011 totaled $11.9 million, an increase of $770 thousand, or 6.9%, as compared to the same period in 2010. Categories of noninterest expense with increases included ATM, interchange and credit card expenses and professional and service fees. ATM, interchange and credit card expenses increased $317 thousand, primarily a result of increased use of debit cards. Professional and service fees were $198 thousand higher, largely as a result of our Huntsville acquisition and volume-related increases in expenses related to internet banking services. Partially offsetting the increase in noninterest expense was a decrease of $393 thousand in FDIC insurance premiums resulting from changes in the deposit insurance assessment base and rates under the Dodd-Frank Act.

Total noninterest expense for the first six-months of 2011 was $52.0 million, an increase of $4.8 million, or 10.1%, as compared to the same period in 2010. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first six-months of 2011 was 48.86%, compared to 49.77% from the same period in 2010.

Salaries and employee benefits for the first six-months of 2011 totaled $28.2 million, an increase of $2.7 million, or 10.8%, as compared to 2010. The increase was largely the result of the Huntsville acquisition and an increase in profit sharing plan expense.

All other categories of noninterest expense for the first six-months of 2011 totaled $23.8 million, an increase of $2.0 million, or 9.2%, as compared to the same period in 2010. Categories of noninterest expense with increases included ATM, interchange and credit card expenses and professional and service fees. ATM, interchange and credit card expenses increased $580 thousand, primarily a result of increased use of debit cards. Professional and service fees were $505 thousand higher, largely as a result of technology conversion and other expenses related to the Huntsville acquisition and volume-related increases in expenses related to internet banking services. Partially offsetting the increase in noninterest expense was a decrease of $410 thousand in FDIC insurance premiums resulting from changes in the deposit insurance assessment base and rates under the Dodd-Frank Act.

Table 4 — Noninterest Expense (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010

Salaries	$10,624	$881	$9,743	$20,990	$1,724	$19,266
Medical	925	114	811	2,101	298	1,803
Profit sharing	1,092	13	1,079	2,216	397	1,819
Pension	150	50	100	299	99	200
401(k) match expense	328	35	293	665	50	615
Payroll taxes	780	63	717	1,755	154	1,601
Stock option expense	109	11	98	217	23	194

Total salaries and employee benefits	14,008	1,167	12,841	28,243	2,745	25,498

Net occupancy expense	1,685	124	1,561	3,332	193	3,139
Equipment expense	1,951	98	1,853	3,822	132	3,690
Intangible amortization	105	(48)	153	216	(96)	312
FDIC assessment fees	597	(393)	990	1,568	(410)	1,978
Printing, stationery and supplies	489	61	428	916	59	857
Correspondent bank service charges	208	27	181	408	36	372
ATM, interchange expense and credit card expenses	1,183	317	866	2,330	580	1,750
Professional and service fees	834	198	636	1,834	505	1,329

Other:
Data processing fees	82	(31)	113	254	28	226
Postage	338	(5)	343	672	(16)	688
Advertising	441	60	381	862	79	783
Telephone	323	(19)	342	688	11	677
Public relations and business development	428	24	404	815	113	702
Directors’ fees	200	23	177	408	24	384
Audit and accounting fees	324	63	261	651	73	578
Legal fees	196	(1)	197	392	48	344
Regulatory exam fees	234	14	220	468	36	432
Travel	178	11	167	364	69	295
Courier expense	165	18	147	318	36	282
Operational and other losses	286	34	252	390	(11)	401
Other real estate	263	(111)	374	450	(23)	473
Other	1,370	306	1,064	2,647	548	2,099

Total other	4,828	386	4,442	9,379	1,015	8,364

Total Noninterest Expense	$25,888	$1,937	$23,951	$52,048	$4,759	$47,289

Income Taxes. Income tax expense was $5.7 million for the second quarter in 2011 as compared to $4.9 million for the same period in 2010. Our effective tax rates on pretax income were 25.8% and 25.7% for the second quarters of 2011 and 2010, respectively. The effective tax rates differ from the statutory Federal corporate income tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Income tax expense was $11.3 million for the first six-months in 2011 as compared to $9.6 million for the same period in 2010. Our effective tax rates on pretax income were 25.7% and 25.6% for the first six month periods of 2011 and 2010, respectively. The effective tax rates differ from the statutory Federal corporate income tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of June 30, 2011, total loans were $1.72 billion, an increase of $29.1 million, as compared to December 31, 2010. As compared to December 31, 2010, commercial, financial and agricultural loans decreased $24.2 million, real estate construction loans decreased $3.4 million, real estate mortgage loans increased $44.7 million, and consumer loans increased $12.0 million. Loans averaged $1.70 billion during the second quarter of 2011, an increase of $187.4 million from the prior year second quarter average balances.

Table 5 — Composition of Loans (in thousands):

	June 30,		December 31,
	2011	2010	2010

Commercial, financial and agricultural	$500,560	$463,560	$524,757
Real estate — construction	88,375	88,777	91,815
Real estate — mortgage	928,420	791,951	883,710
Consumer	202,060	175,384	190,064

Total loans	$1,719,415	$1,519,672	$1,690,346

At June 30, 2011, our real estate loans represent approximately 59.1% of our loan portfolio and are comprised of (i) commercial real estate loans of 31.2%, generally owner occupied, (ii) 1-4 family residence loans of 36.6%, (iii) residential development and construction loans of 6.4%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 3.6% and (v) other loans, which includes ranches, hospitals and universities, of 22.2%.

Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and Federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonperforming assets, which are comprised of nonaccrual loans, loans still accruing and past due 90 days or more and foreclosed assets, were $27.4 million at June 30, 2011, as compared to $26.0 million at December 31, 2010 and $22.5 million at June 30, 2010. As a percent of loans and foreclosed assets, nonperforming assets were 1.58% at June 30, 2011, as compared to 1.53% at December 31, 2010 and 1.48% at June 30, 2010. The increased dollar amount of nonperforming assets compared to a year ago is a result of ongoing weakness in real estate markets and the overall general economy.

Table 6 — Nonaccrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	June 30,		December 31,
	2011	2010	2010

Nonaccrual loans	$18,599	$14,240	$15,445
Loans still accruing and past due 90 days or more	6	1	2,196
Restructured loans	—	—	—
Foreclosed assets	8,778	8,306	8,309

Total	$27,383	$22,547	$25,950

As a % of loans and foreclosed assets	1.58%	1.48%	1.53%
As a % of total assets	0.71%	0.68%	0.69%

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see “Critical Accounting Policies – Allowance for Loan Losses” earlier in this section. The provision for loan losses was $1.9 million for the second quarter of 2011, as compared to $3.0 million for the second quarter of 2010. The provision for loan losses was $4.1 million for the first six months of 2011, as compared to $5.0 million for the first six months of 2010. As a percent of average loans, net loan charge-offs were 0.24% for the second quarter of 2011 compared to 0.73% during the second quarter of 2010. As a percent of average loans, net loan charge-offs were 0.21% for the first six-month period of 2011 compared to 0.49% during the six-month period of 2010. The allowance for loan losses as a percent of loans was 1.94% as of June 30, 2011, as compared to 1.84% as of December 31, 2010 and 1.91% as of June 30, 2010. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.

Table 7 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$32,501	$28,750	$31,106	$27,612

Charge-offs:
Commercial, financial and agricultural	46	2,181	47	2,273
Real Estate	1,089	315	1,864	967
Consumer	261	474	495	789

Total charge-offs	1,396	2,970	2,406	4,029

Recoveries:
Commercial, financial and agricultural	(40)	(53)	(104)	(91)
Real Estate	(245)	(19)	(352)	(66)
Consumer	(92)	(129)	(199)	(231)

Total recoveries	(377)	(201)	(655)	(388)

Net charge-offs	1,019	2,769	1,751	3,641

Provision for loan losses	1,924	2,973	4,051	4,983

Balance at June 30	$33,406	$28,954	$33,406	$28,954

Loans at period end	1,719,415	$1,519,672	1,719,415	$1,519,672
Average loans	1,699,077	1,511,587	1,688,812	1,502,504

Net charge-offs/average loans (annualized)	0.24%	0.73%	0.21%	0.49%
Allowance for loan losses/period-end loans	1.94	1.91	1.94	1.91
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	179.55	203.31	179.55	203.31

The ratio of our allowance to nonaccrual, past due 90 days still accruing and restructured loans has generally trended downward since 2007, as the economic conditions worsened. Although the ratio declined substantially from prior years when net charge-offs and nonperforming asset levels were historically low, management believes the allowance for loan losses is adequate at June 30, 2011 in spite of these trends.

Interest-Bearing Deposits in Banks. As of June 30, 2011, our interest-bearing deposits were $193.1 million compared with $139.5 million and $243.8 million as of June 30, 2010 and December 31, 2010. At June 30, 2011, interest-bearing deposits in banks included $78.3 million invested in FDIC-insured certificates of deposit, $13.8 million invested in money market accounts at a nonaffiliated regional bank, and $99.9 million maintained at the Federal Reserve Bank of Dallas. The continued higher level in our interest-bearing deposits in banks is the result of several factors including cash flows from maturing investment securities, growth in deposits and fluctuating deposits from large depository customers.

Available-for-Sale and Held-to-Maturity Securities. At June 30, 2011, securities with an amortized cost of $6.7 million were classified as securities held-to-maturity and securities with a fair value of $1.64 billion were classified as securities available-for-sale. As compared to December 31, 2010, the available- for-sale portfolio, carried at fair value, at June 30, 2011, reflected (i) a $20.1 million decrease in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $33.7 million in obligations of states and political subdivisions, (iii) a $15.6 million decrease in corporate and other bonds, and (iv) a $104.8 million increase in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

The net unrealized gains on available-for-sale securities were $66.1 million and $40.2 million at June 30, 2011 and December 31, 2010, respectively.

Table 8 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at June 30, 2011 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Treasury securities	$4,035	1.09%	$11,434	1.63%	$—	—%	$—	—%	$15,469	1.49%
Obligations of U.S. government sponsored-enterprises and agencies	86,172	3.44	173,061	2.57	—	—	—	—	259,233	2.86
Obligations of states and political subdivisions	30,903	5.51	181,365	5.13	337,322	6.19	33,983	6.58	583,573	5.84
Corporate bonds and other securities	10,525	3.29	27,844	5.29	6,853	7.08	—	—	45,222	4.79
Mortgage-backed securities	61,140	5.23	371,628	4.05	288,349	3.60	15,378	4.05	736,495	3.98

Total	$192,775	4.23%	$765,332	3.99%	$632,524	5.03%	$49,361	5.73%	$1,639,992	4.46

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$5,851	7.21%	$350	6.50%	$—	—%	$—	—%	$6,201	7.17%
Mortgage-backed securities	6	6.03	303	2.77	153	2.42	—	—	462	3.58

Total	$5,857	7.21%	$653	6.17%	$153	2.42%	$—	—	$6,663	6.93%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

As of June 30, 2011, the investment portfolio had an overall tax equivalent yield of 4.47%, a weighted average life of 4.50 years and modified duration of 3.86 years.

Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $3.12 billion as of June 30, 2011, as compared to $2.71 billion as of June 30, 2010. Table 11 provides a breakdown of average deposits and rates paid for the second quarter and six month period ended June 30, 2011 and 2010.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended June 30,
	2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$958,029	—%	$801,216	—%

Interest-bearing deposits
Interest-bearing checking	787,565	0.13	657,979	0.31
Savings and money market accounts	570,229	0.16	459,215	0.31
Time deposits under $100,000	339,314	0.76	346,724	1.31
Time deposits of $100,000 or more	453,682	0.78	438,579	1.45

Total interest-bearing deposits	2,150,790	0.38%	1,902,497	0.73%

Total average deposits	$3,108,819		$2,703,713

	Six Months Ended June 30,
	2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$940,539	—%	$794,570	—%

Interest-bearing deposits
Interest-bearing checking	799,742	0.14	671,413	0.30
Savings and money market accounts	553,944	0.17	456,606	0.33
Time deposits under $100,000	345,287	0.83	348,102	1.35
Time deposits of $100,000 or more	460,919	0.85	422,193	1.40

Total interest-bearing deposits	2,159,892	0.41%	1,898,314	0.74%

Total average deposits	$3,100,431		$2,692,884

Short-Term Borrowings. Included in short-term borrowings were Federal funds purchased and securities sold under repurchase agreements of $192.4 million and $159.5 million at June 30, 2011 and 2010, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds which we pledge our securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of Federal funds purchased and securities sold under repurchase agreements was $192.2 million and $177.4 million in the second quarters of 2011 and 2010, respectively. The average rates paid on Federal funds purchased and securities sold under repurchase agreements were 0.11% and 0.30% for the second quarters of 2011 and 2010, respectively. The average balance of Federal funds purchased and securities sold under repurchase agreements was $191.1 million and $175.6 million in the first six month periods of 2011 and 2010, respectively. The average rates paid on Federal funds purchased and securities sold under repurchase agreements were 0.11% and 0.34% for the first six month periods of 2011 and 2010, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $477.7 million, or 12.44% of total assets, at June 30, 2011, as compared to $431.0 million, or 12.02% of total assets, at June 30, 2010. Included in shareholders’ equity at June 30, 2011 and June 30, 2010, were $43.0 million and $37.1 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the second quarter of 2011, total shareholders’ equity averaged $463.7 million, or 12.20% of average assets, as compared to $426.0 million, or 12.75% of average assets, during the same period in 2010. For the six months ended June 30, 2011, total shareholders’ equity averaged $454.2 million, or 12.03% of average assets, as compared to $422.1 million, or 12.70% of average assets, during the same period in 2010.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of June 30, 2011, our total risk-based and leverage capital ratios were 19.22% and 10.22%, respectively, as compared to total risk-based and leverage capital ratios of 19.48% and 10.53% as of June 30, 2010. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

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

As of June 30, 2011, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.14% and 0.75%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in a net interest income of 1.64% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of June 30, 2011 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, Federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell Federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing Federal funds from correspondent banks and sales of securities under agreements to repurchase, which amounted to $192.4 million at June 30, 2011, and an unfunded $25.0 million line of credit established with The Frost National Bank which renewed on June 30, 2011 (see next paragraph). First Financial Bank, N. A., Abilene also has Federal funds purchased lines of credit with two non-affiliated banks totaling $80.0 million. No amount was outstanding at June 30, 2011. Six of our subsidiary banks have available lines of credit with the Federal Home Loan Bank of Dallas totaling $215.9 million secured by portions of their loan portfolios and certain investment securities. There were no outstanding balances on such lines at June 30, 2011.

On June 29, 2011, we renewed our loan agreement, effective June 30, 2011, with The Frost National Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2013, interest is paid quarterly at the Wall Street Journal Prime, and the line of credit matures June 30, 2013. If a balance exists at June 30, 2013, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. Management believes the Company was in compliance with the financial and operational covenants at June 30, 2011. There was no outstanding balance under the line of credit as of June 30, 2011, or December 31, 2010.

Given the strong core deposit base, relatively low loan to deposit ratios maintained at our subsidiary banks, available lines of credit, and dividend capacity of our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and interest-bearing deposits in banks at our parent company, which totaled $39.5 million at June 30, 2011, investment securities which totaled $18.3 million (of which 35.9% matures within 14 months and the remaining portion over 12 to 19 years), available dividends from subsidiary banks which totaled $50.6 million at June 30, 2011, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.

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

Table 10 – Commitments as of June 30, 2011 (in thousands):

Total Notional Amounts Committed

Unfunded lines of credit	$319,928
Unfunded commitments to extend credit	64,159
Standby letters of credit	22,342

Total commercial commitments	$406,429

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends to shareholders, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by dividends from our subsidiary banks and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At June 30, 2011, approximately $50.6 million was available for the payment of intercompany dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 44.8% and 50.8% of net earnings, respectively, for the first half of 2011 and the same period in 2010. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

Our two state bank subsidiaries, which are members of the Federal Reserve System, and each of our national banking association subsidiaries are required by federal law to obtain the prior approval of the Federal Reserve and the OCC, respectively, to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources - Interest Rate Risk” for disclosure regarding this market risk.

Item 4.	Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of June 30, 2011.

There were no significant changes in internal controls or other factors during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II

OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q filed May 4, 2011).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K Annual Report filed February 24, 2009).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 1, 2010).

10.2	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.4	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-Q filed May 4, 2010).

10.5	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank.*

10.6	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed January 3, 2007).

10.7	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed January 2, 2008).

10.8	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q filed July 25, 2008).

10.9	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 23, 2008).

10.10	—	Sixth Amendment to Loan Agreement, dated June 16, 2009, signed June 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K filed on June 30, 2009).

10.11	—	Seventh Amendment to Loan Agreement, dated December 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K filed December 31, 2009).

10.12	—	Eighth Amendment to Loan Agreement, dated June 29, 2011, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.9 of the Registrant’s Form 8-K filed June 30, 2011).

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: August 2, 2011	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: August 2, 2011	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer