Form 10-Q
period 2011-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2011-11-01
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2011
Common Stock, $0.01 par value per share	31,452,288

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at September 30, 2011 and 2010 and December 31, 2010, the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2011 and 2010, and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2011 and 2010, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,		December 31, 2010
	2011	2010
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$127,174	$91,492	$124,177
FEDERAL FUNDS SOLD	3,580	6,135	—
INTEREST-BEARING DEPOSITS IN BANKS	170,538	231,532	243,776

Total cash and cash equivalents	301,292	329,159	367,953

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,728,557	1,412,173	1,537,178

SECURITIES HELD-TO-MATURITY (fair value of $4,424, $9,474 and $9,240 at September 30, 2011 and 2010 and December 31, 2010, respectively)	4,362	9,229	9,064

LOANS
Held for investment	1,722,570	1,528,761	1,677,187
Less - allowance for loan losses	(34,301)	(30,013)	(31,106)

Net loans held for investment	1,688,269	1,498,748	1,646,081
Held for sale	6,262	8,947	13,159

Net loans	1,694,531	1,507,695	1,659,240

BANK PREMISES AND EQUIPMENT, net	73,443	67,387	70,162
INTANGIBLE ASSETS	72,206	62,690	72,524
OTHER ASSETS	61,012	59,150	60,246

Total assets	$3,935,403	$3,447,483	$3,776,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,020,953	$781,228	$959,473
INTEREST-BEARING DEPOSITS	2,165,653	1,957,417	2,153,828

Total deposits	3,186,606	2,738,645	3,113,301

DIVIDENDS PAYABLE	7,549	7,090	7,120
SHORT-TERM BORROWINGS	180,790	178,097	178,356
OTHER LIABILITIES	61,259	72,720	35,902

Total liabilities	3,436,204	2,996,552	3,334,679

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, authorized 40,000,000 shares; 31,452,283, 20,852,152, and 20,942,141 shares issued at September 30, 2011 and 2010 and December 31, 2010, respectively	314	208	209
Capital surplus	275,887	270,355	274,629
Retained earnings	174,955	138,002	146,397
Treasury stock (shares at cost: 253,851, 165,376, and 166,329 at September 30, 2011 and 2010 and December 31, 2010, respectively)	(4,476)	(4,115)	(4,207)
Deferred compensation	4,476	4,115	4,207
Accumulated other comprehensive earnings	48,043	42,366	20,453

Total shareholders’ equity	499,199	450,931	441,688

Total liabilities and shareholders’ equity	$3,935,403	$3,447,483	$3,776,367

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$24,983	$23,093	$73,903	$68,259
Interest on investment securities:
Taxable	9,363	9,026	28,787	27,229
Exempt from federal income tax	5,543	4,758	16,482	14,068
Interest on federal funds sold and interest-bearing deposits in banks	275	382	960	1,102

Total interest income	40,164	37,259	120,132	110,658

INTEREST EXPENSE:
Interest on deposits	1,807	3,249	6,170	10,247
Other	47	96	150	394

Total interest expense	1,854	3,345	6,320	10,641

Net interest income	38,310	33,914	113,812	100,017
PROVISION FOR LOAN LOSSES	1,354	1,988	5,405	6,971

Net interest income after provision for loan losses	36,956	31,926	108,407	93,046

NONINTEREST INCOME:
Trust fees	3,265	2,706	9,520	7,904
Service charges on deposit accounts	4,482	5,100	13,376	15,252
ATM, interchange and credit card fees	3,544	2,915	10,036	8,255
Real estate mortgage operations	1,056	1,154	2,930	2,571
Net gain on available-for-sale securities	67	7	328	79
Net gain (loss) on sale of foreclosed assets	18	313	(1,156)	383
Other	1,479	731	3,612	2,164

Total noninterest income	13,911	12,926	38,646	36,608

NONINTEREST EXPENSE:
Salaries and employee benefits	14,108	13,126	42,351	38,624
Net occupancy expense	1,823	1,654	5,154	4,793
Equipment expense	1,970	1,851	5,792	5,542
Printing, stationery and supplies	443	425	1,359	1,283
FDIC insurance premiums	561	975	2,129	2,953
Correspondent bank service charges	198	192	606	564
ATM, interchange and credit card expenses	1,276	890	3,607	2,419
Professional and service fees	730	712	2,507	2,042
Amortization of intangible assets	101	151	317	463
Other expenses	5,110	4,730	14,545	13,312

Total noninterest expense	26,320	24,706	78,367	71,995

EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	24,547	20,146	68,686	57,659
INCOME TAX EXPENSE	6,460	5,213	17,784	14,811

NET EARNINGS BEFORE EXTRAORDINARY ITEM	$18,087	$14,933	$50,902	$42,848
EXTRAORDINARY ITEM - EXPROPRIATION OF LAND, NET OF INCOME TAXES OF $697	—	1,296	—	1,296

NET EARNINGS	$18,087	$16,229	$50,902	$44,144

EARNINGS PER SHARE, BASIC BEFORE EXTRAORDINARY ITEM	$0.58	$0.48	$1.62	$1.37

EARNINGS PER SHARE, ASSUMING DILUTION BEFORE EXTRAORDINARY ITEM	$0.57	$0.48	$1.62	$1.37

EARNINGS PER SHARE, BASIC	$0.58	$0.52	$1.62	$1.41

EARNINGS PER SHARE, ASSUMING DILUTION	$0.57	$0.52	$1.62	$1.41

DIVIDENDS PER SHARE	$0.24	$0.23	$0.71	$0.68

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

NET EARNINGS	$18,087	$16,229	$50,902	$44,144

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	16,588	16,201	42,774	17,447

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(67)	(7)	(328)	(79)

Total other items of comprehensive earnings	16,521	16,194	42,446	17,368

Income tax expense related to other items of comprehensive earnings	(5,782)	(5,668)	(14,856)	(6,079)

COMPREHENSIVE EARNINGS	$28,826	$26,755	$78,492	$55,433

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

								Accumulated Other Comprehensive Earnings
									Total Shareholders’ Equity
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation
	Shares	Amount			Shares	Amounts

Balances at December 31, 2009	20,826,431	$208	$269,294	$115,123	(162,836)	$(3,833)	$3,833	$31,077	$415,702

Net earnings (unaudited)	—	—	—	44,144	—	—	—	—	44,144

Stock issuances (unaudited)	25,721	—	658	—	—	—	—	—	658

Cash dividends declared, $0.68 per share (unaudited)	—	—	—	(21,265)	—	—	—	—	(21,265)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	11,289	11,289

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	113	—	—	—	—	—	113

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,540)	(282)	282	—	—

Stock option expense (unaudited)	—	—	290	—	—	—	—	—	290

Balances at September 30, 2010 (unaudited)	20,852,152	$208	$270,355	$138,002	(165,376)	$(4,115)	$4,115	$42,366	$450,931

Balances at December 31, 2010	20,942,141	$209	$274,629	$146,397	(166,329)	$(4,207)	$4,207	$20,453	$441,688

Net earnings (unaudited)	—	—	—	50,902	—	—	—	—	50,902

Stock issuances (unaudited)	28,965	—	821	—	—	—	—	—	821

Cash dividends declared, $0.71 per share (unaudited)	—	—	—	(22,239)	—	—	—	—	(22,239)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	27,590	27,590

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	111	—	—	—	—	—	111

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(4,376)	(269)	269	—	—

Stock option expense (unaudited)	—	—	326	—	—	—	—	—	326

Three-for-two stock split in the formof a 50% stock dividend (unaudited)	10,481,177	105	—	(105)	(83,146)	—	—	—	—

Balances at September 30, 2011 (unaudited)	31,452,283	$314	$275,887	$174,955	(253,851)	$(4,476)	$4,476	$48,043	$499,199

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$50,902	$44,144
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,461	5,275
Provision for loan losses	5,405	6,971
Securities premium amortization (discount accretion), net	5,279	3,236
Gain on sale of assets, net	(26)	(2,570)
Deferred federal income tax expense	1,885	254
Change in loans held for sale	6,898	(4,624)
Change in other assets	1,467	3,930
Change in other liabilities	4,201	5,136

Total adjustments	30,570	17,608

Net cash provided by operating activities	81,472	61,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales	13,244	17,403
Maturities	1,380,354	145,720
Purchases	(1,542,627)	(255,153)
Activity in held-to-maturity securities - maturities	4,703	6,049
Net increase in loans	(53,340)	(33,107)
Purchases of bank premises and equipment and computer software	(9,947)	(9,090)
Proceeds from sale of other assets	4,732	8,750

Net cash used in investing activities	(202,881)	(119,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	61,479	(55,095)
Net increase in interest-bearing deposits	11,825	108,984
Net increase in short-term borrowings	2,434	32,003
Common stock transactions:
Proceeds from stock issuances	821	658
Dividends paid	(21,811)	(21,256)

Net cash provided by financing activities	54,748	65,294

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(66,661)	7,618

CASH AND CASH EQUIVALENTS, beginning of period	367,953	321,541

CASH AND CASH EQUIVALENTS, end of period	$301,292	$329,159

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$6,962	$10,830
Federal income tax paid	13,824	12,994
Transfer of loans to foreclosed assets	5,747	9,822
Investment securities purchased but not settled	19,797	35,830

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

Through our subsidiary banks, we conduct a full-service commercial banking business. Most of our service centers are located in Central, North Central and West Texas. Including the branches and locations of all our bank subsidiaries, as of September 30, 2011, we had 52 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, two locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Cisco, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, Crowley, Glen Rose, Odessa, Fort Worth and Huntsville. Our trust subsidiary has seven locations in Abilene, San Angelo, Stephenville, Sweetwater, Fort Worth, Odessa and Granbury, all in Texas.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted under SEC rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with these prior evaluations.

On October 26, 2011, the Company announced plans to activate its existing stock repurchase plan to repurchase up to 750,000 shares of its common stock, which represents approximately 2.4 percent of the Company’s outstanding shares, through September 30, 2014. The Board of Directors previously authorized the repurchase of up to 500,000 shares of common stock for a three-year period, which was prior to the three-for-two stock split effective June 1, 2011. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase.

Note 2 – Stock Split

On April 26, 2011, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend effective for shareholders of record on May 16, 2011 to be distributed on June 1, 2011. All share and per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the nine months ended September 30, 2011.

Note 3 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2011 and 2010, were 31,451,687 and 31,274,853 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine months ended September 30, 2011 and 2010, were 31,440,178 and 31,266,387 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the three months ended September 30, 2011 and 2010, were 31,481,092 and 31,281,734 shares, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the nine months ended September 30, 2011 and 2010, were 31,488,129 and 31,295,903, respectively.

Note 4 – Securities

A summary of available-for-sale and held-to-maturity securities follows (in thousands):

	September 30, 2011
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U. S. Treasury securities	$15,171	$253	$—	$15,424
Obligations of U.S. government sponsored-enterprises and agencies	244,429	7,092	—	251,521
Obligations of states and political subdivisions	590,453	42,555	(219)	632,789
Corporate bonds and other	116,006	4,051	(168)	119,889
Mortgage-backed securities	679,894	29,108	(68)	708,934

Total securities available-for-sale	$1,645,953	$83,059	$(455)	$1,728,557

Securities held-to-maturity:
Obligations of states and political subdivisions	$3,920	$45	$—	$3,965
Mortgage-backed securities	442	17	—	459

Total securities held-to-maturity	$4,362	$62	$—	$4,424

	December 31, 2010
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U. S. Treasury securities	$15,253	$263	$—	$15,516
Obligations of U.S. government sponsored-enterprises and agencies	270,706	8,542	—	279,248
Obligations of states and political subdivisions	543,074	12,695	(5,861)	549,908
Corporate bonds and other	56,710	4,118	—	60,828
Mortgage-backed securities	611,275	22,283	(1,880)	631,678

Total securities available-for-sale	$1,497,018	$47,901	$(7,741)	$1,537,178

Securities held-to-maturity:
Obligations of states and political subdivisions	$8,549	$160	$—	$8,709
Mortgage-backed securities	515	16	—	531

Total securities held-to-maturity	$9,064	$176	$—	$9,240

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset-backed securities. The expected maturities of these securities at September 30, 2011, were computed by using scheduled amortization of balances and historical prepayment rates. At September 30, 2011 and December 31, 2010, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of debt securities at September 30, 2011, by contractual and expected maturity, are shown below (in thousands):

	Held-to-Maturity		Available-for-Sale
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Due within one year	$3,531	$3,561	$141,376	$143,935
Due after one year through five years	389	403	397,698	415,437
Due after five years through ten years	—	—	399,787	431,411
Due after ten years	—	—	27,198	28,840
Mortgage-backed securities	442	460	679,894	708,934

Total	$4,362	$4,424	$1,645,953	$1,728,557

During the quarter ended September 30, 2011 and 2010, sales of investment securities that were classified as available-for-sale totaled $800 thousand and $2.4 million, respectively. Gross realized gains from 2011 and 2010 securities sales and calls during the third quarter totaled $67 thousand and $7 thousand, respectively. There were no losses realized on securities sales and calls during these periods. During the nine-months ended September 30, 2011 and 2010, sales of investment securities that were classified as available-for-sale totaled $13.2 million and $17.4 million, respectively. Gross realized gains for 2011 and 2010 securities sales and calls during the nine-month period totaled $341 thousand and $79 thousand, respectively. Gross realized losses for the 2011 nine-month period totaled $13 thousand. There were no losses realized on securities sales during the 2010 nine-month period. The specific identification method was used to determine cost in order to compute the realized gains and losses.

The following tables disclose, as of September 30, 2011 and December 31, 2010, our available-for-sale and held-to-maturity securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	$166,507	$166,507	$166,507	$166,507	$166,507	$166,507
	Less than 12 Months		12 Months or Longer		Total
September 30, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$5,081	$219	—	—	$5,081	$219
Corporate bonds	18,506	168	—	—	18,506	168
Mortgage-backed securities	6,467	68	—	—	6,467	68

Total	$30,054	$455	$—	$—	$30,054	$455

	$166,507	$166,507	$166,507	$166,507	$166,507	$166,507

	Less than 12 Months		12 Months or Longer		Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$164,437	$5,665	$2,070	$196	$166,507	$5,861
Mortgage-backed securities	110,591	1,880	—	—	110,591	1,880

Total	$275,028	$7,545	$2,070	$196	$277,098	$7,741

The number of investment positions in an unrealized-loss position totaled 24 at September 30, 2011. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making the determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2011 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage-related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at approximately $758.4 million at September 30, 2011, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

Note 5 – Loans And Allowance for Loan Losses

Loans held for investment are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding. The Company defers and amortizes net loan origination fees and costs as an adjustment to yield. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely.

The allowance is an amount management believes is appropriate to absorb estimated inherent losses on existing loans that are deemed uncollectible based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) general reserve determined in accordance with current authoritative accounting guidance that consider historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. The Company’s methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss. In addition, the Company adjusts the allowance for qualitative factors such as current local economic conditions and trends, including changes in unemployment, lending staff, policies and procedures, credit concentrations, the trends and severity of problem loans and trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio that are not reflected in our historic loss factors. Accrual of interest is discontinued on a loan and payments applied to principal when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally all loans past due greater than 90 days, based on contractual terms, are placed on non-accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Consumer loans are generally charged-off when a loan becomes past due 90 days. For other loans in the portfolio, facts and circumstances are evaluated in making charge-off decisions.

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

The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2011 and December 31, 2010, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. Each of these loans is evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of September 30, 2011, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Loans acquired, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed, are initially recorded at fair value with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

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

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. Underwriting standards are designed to determine whether the borrower possesses sound business ethics and practices and to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and include personal guarantees.

Agricultural loans are subject to underwriting standards and processes similar to commercial loans. Agricultural loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most agricultural loans are secured by the agriculture related assets being financed, such as farm land, cattle or equipment, and include personal guarantees.

Real estate loans are also subject to underwriting standards and processes similar to commercial and agricultural loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location, through central, north and west Texas. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. Generally real estate loans are owner occupied which further reduces the Company’s risk.

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

Major classifications of loans are as follows (in thousands):

	September 30,		December 31,
	2011	2010	2010
Commercial, financial and agricultural	$500,106	$462,024	$524,757
Real estate – construction	88,366	85,145	91,815
Real estate – mortgage	932,859	807,256	883,710
Consumer	207,501	183,283	190,064

Total Loans	$1,728,832	$1,537,708	$1,690,346

Included in real estate-mortgage loans above are $6.3 million, $8.9 million and $13.2 million, respectively, in loans held for sale at September 30, 2011 and 2010 and December 31, 2010 in which the carrying amounts approximate fair value.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	September 30,		December 31,
	2011	2010	2010

Non-accrual loans	$17,598	$14,110	$15,445
Loans still accruing and past due 90 days or more	52	69	2,196
Restructured loans*	—	—	—

Total	$17,650	$14,179	$17,641

*	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

September 30, 2011		September 30, 2010		December 31, 2010
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$17,598	$4,211	$14,110	$2,633	$15,445	$3,152

The average recorded investment in impaired loans for the quarter and nine-months ended September 30, 2011 and the year ended December 31, 2010 was approximately $18,001,000, $18,746,000 and $17,242,000, respectively. The Company had approximately $27,904,000 and $25,950,000 in non-accrual, past due 90 days still accruing, restructured loans and foreclosed assets at September 30, 2011 and December 31, 2010, respectively. Non-accrual loans totaled $17.6 million and $15.4 million, respectively, of this amount and consisted of (in thousands):

	September 30, 2011	December 31, 2010
Commercial	$3,644	$1,403
Agricultural	193	3,030
Real Estate	13,557	10,675
Consumer	204	337

Total	$17,598	$15,445

The Company’s impaired loans and related allowance as of September 30, 2011 and December 31, 2010 are summarized in the following table (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

September 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$3,961	$56	$3,588	$3,644	$1,530	$3,844
Agricultural	227	3	190	193	68	243
Real Estate	15,371	281	13,276	13,557	2,549	14,417
Consumer	248	58	146	204	64	242

Total	$19,807	$398	$17,200	$17,598	$4,211	$18,746

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$1,625	$434	$969	$1,403	$471	$1,622
Agricultural	3,048	405	2,625	3,030	695	3,922
Real Estate	12,518	1,224	9,451	10,675	1,881	11,276
Consumer	449	81	256	337	105	422

Total	$17,640	$2,144	$13,301	$15,445	$3,152	$17,242

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $425,000 during the year ended December 31, 2010. If interest on impaired loans had been recognized on a full accrual basis during the year ended December 31, 2010, such income would have approximated $1,479,000. Such amounts for the three-months and nine-months ended September 30, 2011 were not significant.

From a credit risk standpoint, the Company classifies its loans in one of four categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans classified as loss are charged-off.

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. Updates to internally assigned classifications are made monthly and/or upon significant developments. Ratings are adjusted to reflect the degree of risk and loss that is believed to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that appropriate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.

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

At September 30, 2011 and December 31, 2010, the following summarizes the Company’s internal ratings of its loans (in thousands):

September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$416,801	$7,419	$11,176	$54	$435,450
Agricultural	61,941	348	2,353	14	64,656
Real Estate	960,611	22,236	38,306	72	1,021,225
Consumer	206,487	283	718	13	207,501

Total	$1,645,840	$30,286	$52,553	$153	$1,728,832

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$414,436	$11,505	$16,346	$90	$442,377
Agricultural	72,124	1,094	9,144	18	82,380
Real Estate	912,691	15,721	47,036	77	975,525
Consumer	188,325	197	1,510	32	190,064

Total	$1,587,576	$28,517	$74,036	$217	$1,690,346

At September 30, 2011 and December 31, 2010, the Company’s past due loans are as follows (in thousands):

	$1,728,832	$1,728,832	$1,728,832	$1,728,832	$1,728,832	$1,728,832	$1,728,832
September 30, 2011	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$1,640	$370	$88	$2,098	$433,352	$435,450	$—
Agricultural	244	20	—	264	64,392	64,656	—
Real Estate	10,285	223	778	11,286	1,009,939	1,021,225	49
Consumer	1,354	97	21	1,472	206,029	207,501	3

Total	$13,523	$710	$887	$15,120	$1,713,712	$1,728,832	$52

	$1,728,832	$1,728,832	$1,728,832	$1,728,832	$1,728,832	$1,728,832	$1,728,832
December 31, 2010	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$2,138	$241	$713	$3,092	$439,285	$442,377	$20
Agricultural	371	—	—	371	82,009	82,380	—
Real Estate	6,638	1,569	3,792	11,999	963,526	975,525	2,169
Consumer	1,048	180	25	1,253	188,811	190,064	7

Total	$10,195	$1,990	$4,530	$16,715	$1,673,631	$1,690,346	$2,196

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of September 30, 2011 and 2010, and December 31, 2010, is presented below. Management has evaluated the appropriateness of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	September 30,		December 31,
	2011	2010	2010
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$4,211	$2,633	$3,152
Remaining portfolio	30,090	27,380	27,954

Total allowance for loan losses	$34,301	$30,013	$31,106

The following table details the allowance for loan loss at September 30, 2011 and December 31, 2010 by portfolio segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2011	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$3,983	$490	$7,324	$251	$12,048
Loans collectively evaluated for impairment	4,975	727	15,151	1,400	22,253

Total	$8,958	$1,217	$22,475	$1,651	$34,301

December 31, 2010	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$3,718	$1,548	$6,829	$445	$12,540
Loans collectively evaluated for impairment	4,027	751	12,272	1,516	18,566

Total	$7,745	$2,299	$19,101	$1,961	$31,106

Changes in the allowance for loan losses for the three and nine months ended September 30, 2011 are summarized as follows (in thousands):

For the three month period ended September 30, 2011:

	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$8,567	$1,766	$21,394	$1,679	$33,406
Provision for loan losses	580	(549)	1,291	32	1,354
Recoveries	27	1	144	91	263
Charge-offs	(216)	(1)	(354)	(151)	(722)

Ending balance	$8,958	$1,217	$22,475	$1,651	$34,301

For the nine month period ended September 30, 2011:

	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,745	$2,299	$19,101	$1,961	$31,106
Provision for loan losses	1,376	(1,113)	5,096	46	5,405
Recoveries	100	32	496	290	918
Charge-offs	(263)	(1)	(2,218)	(646)	(3,128)

Ending balance	$8,958	$1,217	$22,475	$1,651	$34,301

The Company’s recorded investment in loans as of September 30, 2011 and December 31, 2010 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands):

	$1,021,225	$1,021,225	$1,021,225	$1,021,225	$1,021,225
September 30, 2011	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$18,649	$2,715	$60,614	$1,014	$82,992
Loans collectively evaluated for impairment	416,801	61,941	960,611	206,487	1,645,840

Total	$435,450	$64,656	$1,021,225	$207,501	$1,728,832

	$1,021,225	$1,021,225	$1,021,225	$1,021,225	$1,021,225
December 31, 2010	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$27,941	$10,256	$62,834	$1,739	$102,770
Loans collectively evaluated for impairment	414,436	72,124	912,691	188,325	1,587,576

Total	$442,377	$82,380	$975,525	$190,064	$1,690,346

The Company’s loans that were modified in the three and nine month periods ended September 30, 2011 and considered a troubled debt restructuring are as follows (dollars in thousands):

	Three-months ended September 30, 2011			Nine-months ended September 30, 2011
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	2	$82	$82	2	$82	$82
Agricultural	—	—	—	2	2,479	2,479
Real Estate	1	1,386	1,386	5	1,569	1,569
Consumer	—	—	—	—	—	—

Total	3	$1,468	$1,468	9	$4,130	$4,130

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and nine months ended September 30, 2011.

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$82	$—	$—	$82	$—
Agricultural	—	—	—	—	2,479	—
Real Estate	—	1,386	—	—	1,468	101
Consumer	—	—	—	—	—	—

Total	$—	$1,468	$—	$—	$4,029	$101

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2011. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of September 30, 2011 and December 31, 2010, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At September 30, 2011, approximately $710.7 million in loans held by these subsidiaries were subject to blanket liens as security for these lines of credit. At September 30, 2011, $79.9 million in letters of credit issued by the Federal Home Loan Bank of Dallas were outstanding under these lines of credit. These letters of credit were pledged as collateral for public funds deposits held by subsidiary banks.

Note 6 – Income Taxes

Income tax expense was $6.5 million for the third quarter in 2011 as compared to $5.2 million for the same period in 2010. Our effective tax rates on pretax income were 26.32% and 25.88% for the third quarter of 2011 and 2010, respectively. Income tax expense was $17.8 million for the nine months ended September 30, 2011 as compared to $14.8 million for the same period in 2010. Our effective tax rates on pretax income were 25.89% and 25.69% for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rates differ from the statutory Federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes. The above effective tax rates for 2010 do not reflect income taxes related to the extraordinary item.

Note 7 – Extraordinary Item

In the third quarter of 2010, the Company recorded income from an extraordinary item in the amount of $1.3 million, after income taxes, related to the expropriation of a portion of our real property. The Texas Department of Transportation (TXDOT) expropriated a portion of our real property at our Southlake bank location to expand highway access. As a result, our prior Southlake location’s accessibility significantly deteriorated and we constructed a new bank location in Southlake. We sold the prior Southlake location in August 2011. TXDOT paid $2.2 million for land and damages to our prior Southlake property resulting in a net gain of $2.0 million before income taxes.

Note 8 – Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. No stock options have been granted in 2011 or 2010. The Company recorded stock option expense totaling approximately $109 thousand and $97 thousand, respectively, for the three month periods ended September 30, 2011 and 2010. The Company recorded stock option expense totaling approximately $326 thousand and $290 thousand, respectively, for the nine-month periods ended September 30, 2011 and 2010. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

Note 9 – Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $1.0 million in March 2011, $500 thousand in September 2011 and $1.0 million in March 2010 and continues to evaluate future funding amounts.

Net periodic benefit costs totaling $150 thousand and $99 thousand were recorded, respectively, for the three-months ended September 30, 2011 and 2010. Net periodic benefit costs totaling $449 thousand and $299 thousand were recorded, respectively, for the nine months ended September 30, 2011 and 2010.

Note 10 – Recently Issued Authoritative Accounting Guidance

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

In 2011, the FASB issued authoritative guidance to provide additional guidance and clarification in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance includes examples illustrating whether a restructuring constitutes a troubled debt restructuring. The authoritative guidance became effective for the Company for the third quarter of 2011 and was applied retrospectively to restructurings occurring on or after January 1, 2011. Adoption of this new guidance did not have a significant impact on the Company’s financial statements.

Note 11 – Fair Value Disclosures

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

Securities classified as available-for-sale and trading are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the United States Treasury (the “Treasury”) yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other things. Securities are considered to be measured with Level 1 inputs at the time of purchase and for 30 days following. After 30 days, the majority of securities are transferred to Level 2 as they are considered to be measured with Level 2 inputs, with the exception of U.S. Treasury securities and any other security for which there remain Level 1 inputs. Transfers are recognized on the actual date of transfer.

There were no transfers between Level 2 and Level 3 during the quarter and nine months ended September 30, 2011.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale investment securities:
U. S. Treasury securities	$15,424	$—	$—	$15,424
Obligations of U. S. government sponsored-enterprises and agencies	5,393	246,128	—	251,521
Obligations of states and political subdivisions	29,904	602,885	—	632,789
Corporate bonds	34,839	81,259	—	116,098
Mortgage-backed securities	6,421	702,512	—	708,933
Other securities	3,792	—	—	3,792

Total	$95,773	$1,632,784	$—	$1,728,557

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2011:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 input based on the discounting of the collateral measured by appraisals. At September 30, 2011, impaired loans with a carrying value of $17.6 million were reduced by specific valuation allowances totaling $4.2 million resulting in a net fair value of $13.4 million, based on Level 3 inputs.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At September 30, 2011, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Measurement activity was not significant for these accounts for the three and nine months ended September 30, 2011.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at September 30, 2011 and December 31, 2010, were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and due from banks	$127,174	$127,174	$124,177	$124,177
Federal funds sold	3,580	3,580	—	—
Interest-bearing deposits in banks	170,538	170,538	243,776	243,776
Held to maturity securities	4,362	4,424	9,064	9,240
Available for sale securities	1,728,557	1,728,557	1,537,178	1,537,178
Loans	1,694,531	1,694,868	1,659,240	1,659,444
Accrued interest receivable	19,430	19,430	21,006	21,006
Deposits with stated maturities	768,758	770,241	837,615	840,234
Deposits with no stated maturities	2,417,848	2,417,848	2,275,686	2,275,686
Short term borrowings	180,790	180,790	178,356	178,356
Accrued interest payable	592	592	1,234	1,234

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Congress and the regulators for financial institutions have proposed and passed significant changes to the laws, rules and regulations governing financial institutions. The House of Representatives and Senate passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which the President signed. Prior to the Dodd-Frank Act, Congress and the financial institution regulators made other significant changes affecting many aspects of banking. These recent actions address many issues including capital, interchange fees, compliance and risk management, debit card interchange fees, overdraft fees, the establishment of a new consumer regulator, healthcare, incentive compensation, expanded disclosures and corporate governance. While many of the new regulations are for financial institutions with assets greater than $10 billion, we expect the new regulations to reduce our revenues and increase our expenses in the future. We are closely monitoring those actions to determine the appropriate response to comply and, at the same time, minimize the adverse effect on our banks and find other sources of income to offset the negative effect of these regulations.

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

Allowance for Loan Losses. The allowance for loan losses is an amount we believe will be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based upon our review and evaluation of the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

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

Our allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) general reserves determined in accordance with current authoritative accounting guidance that consider historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. We regularly evaluate our allowance for loan losses to maintain an appropriate level to absorb estimated probable loan losses inherent in the loan portfolio. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All classified loans are specifically reviewed and a specific allocation is assigned based on the losses expected to be realized from those loans. For purposes of determining the general reserve, the loan portfolio less cash secured loans, government guaranteed loans and classified loans is multiplied by the Company’s historical loss rates. The qualitative reserves are determined by evaluating such things as current economic conditions and trends, including changes in unemployment, lending staff, policies or procedures, credit concentrations, the trends and severity of problem loans and trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio that are not reflected in our historic loss factors.

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

Stock Split

On April 26, 2011, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend effective for shareholders of record on May 16, 2011 to be distributed on June 1, 2011. All share and per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the nine months ended September 30, 2011.

Results of Operations

Performance Summary. Net earnings for the third quarter of 2011 were $18.1 million compared to $16.2 million for the same period in 2010, or an 11.4% increase over the same period in 2010. Net earnings before extraordinary item for the third quarter of 2010 were $14.9 million.

Net earnings for 2010 included income from an extraordinary item totaling $1.3 million, after related income taxes, related to the expropriation of a portion of our real property. The Texas Department of Transportation (TXDOT) expropriated a portion of real property at our prior Southlake bank location to expand highway access. As a result, our prior Southlake location’s accessibility significantly deteriorated and we constructed a new bank location in Southlake and sold the prior location. TXDOT paid $2.2 million for land and damages to our existing property resulting in a net gain of $2.0 million before income taxes.

Basic earnings per share for the third quarter of 2011 were $0.58 compared to $0.52 for the same quarter last year. Basic earnings per share before extraordinary item for the third quarter of 2010 were $0.48. The return on average assets was 1.87% for the third quarter of 2011, as compared to 1.91% for the same quarter of 2010. The return (based on net earnings before extraordinary item) on average assets was 1.76% for the third quarter of 2010. The return on average equity was 14.79% for the third quarter of 2011 as compared to 14.62% for the same quarter of 2010. The return (based on net earnings before extraordinary item) on average equity was 13.46% for the third quarter of 2010.

Net earnings for the first nine-month period ended September 30, 2011 were $50.9 million compared to $44.1 million for the same period in 2010, or a 15.3% increase over the same period in 2010. Net earnings before extraordinary item for the nine months ended September 30, 2010 were $42.8 million.

Basic earnings per share for the nine-months of 2011 were $1.62 compared to $1.41 for the same period last year. Basic earnings per share before extraordinary item for the nine months ended September 30, 2010 were $1.37. The return on average assets was 1.79% for the first nine-months of 2011, as compared to 1.77% for the same period of 2010. The return on average assets (based on net earnings before extraordinary item) was 1.72% for the nine months ended September 30, 2010. The return on average equity was 14.65% for the first nine-months of 2011 as compared to 13.78% for the same period of 2010. The return on average equity (based on net earnings before extraordinary item) was 13.38% for the nine months ended September 30, 2010.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $41.5 million for the third quarter of 2011, as compared to $36.6 million for the same period last year. The increase in 2011 compared to 2010 was largely attributable to an increase in the volume of earning assets. Average earning assets increased $456.4 million for the third quarter of 2011 over the same period in 2010. The acquisition of the First State Bank (now operating as First Financial Bank) in Huntsville, Texas in November 2010 contributed $149.1 million in additional earning assets. Average taxable securities, average tax exempt securities, and average loans increased $165.5 million, $97.4 million and $199.7 million, respectively, for the third quarter of 2011 over the third quarter of 2010. Average interest bearing liabilities increased $233.8 million for the third quarter of 2011, as compared to the same period in 2010. The yield on earning assets decreased 28 basis points during the third quarter of 2011 compared to the same period in 2010, whereas the rate paid on interest-bearing liabilities decreased 31 basis points in the third quarter of 2011 compared to the same period in 2010 primarily due to the effects of lower interest rates.

Tax-equivalent net interest income was $123.3 million for the first nine-month period of 2011, as compared to $108.0 million for the same period last year. The increase in 2011 compared to 2010 was largely attributable to an increase in the volume of earning assets. Average earning assets increased $442.2 million for the first nine-months of 2011 over the same period in 2010. The acquisition of the First State Bank (now operating as First Financial Bank) in Huntsville, Texas in November 2010 contributed $149.1 million in additional earning assets. Average taxable securities, average tax exempt securities, and average loans increased $162.5 million, $93.2 million and $190.4 million, respectively, for the first nine-month period of 2011 over the first nine-month period of 2010. Average interest bearing liabilities increased $262.5 million for the nine-month period of 2011, as compared to the same period in 2010. The yield on earning assets decreased 22 basis points during the second quarter of 2011 compared to the same period in 2010, whereas the rate paid on interest-bearing liabilities decreased 32 basis points in the first nine months of 2011 compared to the same period in 2010 primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010			Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate

Short-term investments	$(13)	$(92)	$(105)	$(30)	$(112)	$(142)
Taxable investment securities	1,600	(1,263)	337	4,808	(3,250)	1,558
Tax-exempt investment securities (1)	1,467	(203)	1,264	4,266	(392)	3,874
Loans (1) (2)	3,045	(1,146)	1,899	8,691	(2,956)	5,735

Interest income	6,099	(2,704)	3,395	17,735	(6,710)	11,025

Interest-bearing deposits	333	(1,776)	(1,443)	1,289	(5,366)	(4,077)
Short-term borrowings	21	(70)	(49)	51	(295)	(244)

Interest expense	354	(1,846)	(1,492)	1,340	(5,661)	(4,321)

Net interest income	$5,745	$(858)	$4,887	$16,395	$(1,049)	$15,346

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Nonaccrual loans are included in loans.

The net interest margin for the third quarter of 2011 was 4.62%, a decrease of 5 basis points from the same period in 2010. The net interest margin for the nine months ended September 30, 2011 was 4.68%, unchanged from the same period of 2010. The target Federal funds rate was reduced to a range of zero to 25 basis points in December 2008. The low level of interest rates has reduced the yields on our short-term investments and investment securities as the proceeds from maturing investment securities have been invested at lower rates. We have been able to offset this effect by reducing rates paid on interest bearing liabilities. We expect interest rates to remain at the current low levels through at least mid-2013 as recently announced by the Federal Reserve which will place pressure on our interest margin as we may face difficulties in achieving significant additional reductions in the rates paid on interest bearing liabilities.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three months ended September 30,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets

Short-term investments (1)	$162,498	$275	0.67%	$168,709	$381	0.90%
Taxable investment securities (2)	1,098,898	9,363	3.41	933,394	9,026	3.87
Tax-exempt investment securities (2)(3)	574,311	8,447	5.88	476,889	7,182	6.02
Loans (3)(4)	1,733,316	25,288	5.79	1,533,624	23,389	6.05

Total earning assets	3,569,023	43,373	4.82%	3,112,616	39,978	5.10%

Cash and due from banks	111,230			101,173
Bank premises and equipment, net	73,082			66,195
Other assets	50,650			50,926
Goodwill and other intangible assets, net	72,259			62,766
Allowance for loan losses	(33,793)			(29,444)

Total assets	$3,842,451			$3,364,232

Liabilities and Shareholders’ Equity

Interest-bearing deposits	$2,138,043	$1,807	0.34%	$1,939,078	$3,249	0.66%
Short-term borrowings	192,866	47	0.10	158,051	97	0.24

Total interest-bearing liabilities	2,330,909	1,854	0.32%	2,097,129	3,346	0.63%

Noninterest-bearing deposits	981,869			787,069
Other liabilities	44,467			39,756

Total liabilities	3,357,245			2,923,954
Shareholders’ equity	485,206			440,278

Total liabilities and shareholders’ equity	$3,842,451			$3,364,232

Net interest income		$41,519			$36,632

Rate Analysis:

Interest income/earning assets			4.82%			5.10%
Interest expense/earning assets			0.20			0.43

Net yield on earning assets			4.62%			4.67%

	Nine months ended September 30,
	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets

Short-term investments (1)	$182,616	$960	0.70%	$186,560	$1,102	0.79%
Taxable investment securities (2)	1,082,779	28,787	3.54	920,279	27,229	3.95
Tax-exempt investment securities (2)(3)	556,744	25,083	6.01	463,508	21,209	6.10
Loans (3)(4)	1,703,375	74,805	5.87	1,512,992	69,070	6.10

Total earning assets	3,525,514	129,635	4.92%	3,083,339	118,610	5.14%

Cash and due from banks	111,301			104,661
Bank premises and equipment, net	71,541			65,820
Other assets	51,432			49,741
Goodwill and other intangible assets, net	72,363			62,917
Allowance for loan losses	(32,832)			(29,055)

Total assets	$3,799,319			$3,337,423

Liabilities and Shareholders’ Equity

Interest-bearing deposits	$2,152,529	$6,170	0.38%	$1,912,051	$10,247	0.72%
Short-term borrowings	191,671	150	0.10	169,692	393	0.31

Total interest-bearing liabilities	2,344,200	6,320	0.36	2,081,743	10,640	0.68

Noninterest-bearing deposits	954,467			792,042
Other liabilities	35,977			35,379

Total liabilities	3,334,644			2,909,164
Shareholders’ equity	464,675			428,259

Total liabilities and shareholders’ equity	$3,799,319			$3,337,423

Net interest income		$123,315			$107,970

Rate Analysis:
Interest income/earning assets			4.92%			5.14%
Interest expense/earning assets			0.24			0.46

Net yield on earning assets			4.68%			4.68%

(1)	Short-term investments are comprised of Federal funds sold and interest-bearing deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for the third quarter of 2011 was $13.9 million, an increase of $985 thousand from the same period in 2010. Trust fees increased $559 thousand, ATM, interchange and credit card fees increased $629 thousand and other noninterest income increased $748 thousand. The increase in trust fees reflects increased fees from oil and gas management, new fees due to our acquisition of another bank’s trust operations, the migration to fully managed and fee based accounts and an increase in assets under management over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.30 billion at September 30, 2011 as compared to $2.22 billion for the same date in 2010. The increase in ATM and credit card fees is primarily a result of increased use of debit cards and an increase in the number of accounts. As described above, the Federal Reserve’s rules, effective in October 2011, regarding interchange fees charged for electronic debit transactions by payment card issuers may also impact the interchange fees we collect in the future. Included in other noninterest income for the third quarter of 2011 were gains on sales of bank assets of $588 thousand. Gains on sales of bank assets included $466 thousand from the sale of our former bank facility in Southlake.

Offsetting these increases were decreases in service charges on deposit accounts and net gains on the sale of foreclosed assets of $618 thousand and $295 thousand, respectively. The decrease in service charge income stems primarily from decreased customer use of overdraft privilege services and changes in overdraft regulations. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue. Effective July 1, 2011, we implemented additional changes to our overdraft program which could further reduce our service charge income.

Noninterest income for the nine month period ended September 30, 2011 was $38.6 million, an increase of $2.0 million over the same period in 2010. Trust fees increased $1.6 million, real estate mortgage operations increased $359 thousand, ATM, interchange and credit card fees increased $1.8 million, the net gain on securities transactions increased $249 thousand and other noninterest income increased $1.4 million. The increase in trust fees reflects increased fees from oil and gas management, new fees due to our acquisition of another bank’s trust operation, the migration to fully managed and fee based accounts and an increase in assets under management over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.30 billion at September 30, 2011 as compared to $2.22 billion for the same date in 2010. Real estate mortgage income increased primarily due to increased market share. The increase in ATM and credit card fees is primarily a result of increased use of debit cards and an increase in the number of accounts. As described above, the Federal Reserve’s rules, effective in October 2011, regarding interchange fees charged for electronic debit transactions by payment card issuers may also impact the interchange fees we collect in the future. Included in other noninterest income for the nine month period ended September 30, 2011, were gains on sales of bank assets of $854 thousand. Gains on sales of bank assets included $466 thousand from the sale of our former bank facility in Southlake.

Offsetting these increases were net losses on the sale and writedown of foreclosed assets of $1.5 million and a decrease in service charges on deposit accounts of $1.9 million. Included in net losses on the sale and writedown of foreclosed assets was a $1.0 million writedown of foreclosed real estate from a commercial customer from which the Company suffered a large charge-off in 2010. The decrease in service charge income stems primarily from decreased customer use of overdraft privilege services and changes in overdraft regulations. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue. Effective July 1, 2011, we have implemented additional changes to our overdraft program which could further reduce our service charge income.

Table 3 — Noninterest Income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010

Trust fees	$3,265	$559	$2,706	$9,520	$1,616	$7,904
Service charges on deposit accounts	4,482	(618)	5,100	13,376	(1,876)	15,252
Real estate mortgage operations	1,056	(98)	1,154	2,930	359	2,571
ATM, interchange and credit card fees	3,544	629	2,915	10,036	1,781	8,255
Net gain on securities transactions	67	60	7	328	249	79
Net gain (loss) on sale of foreclosed assets	18	(295)	313	(1,156)	(1,539)	383

Other:
Check printing fees	56	11	45	159	(13)	172
Safe deposit rental fees	98	7	91	364	7	357
Exchange fees	25	(3)	28	80	3	77
Credit life and debt protection fees	73	30	43	177	52	125
Brokerage Commissions	34	(32)	66	163	(52)	215
Interest on loan recoveries	108	39	69	524	163	361
Gains on sales of assets	588	460	128	854	738	116
Miscellaneous income	497	236	261	1,291	550	741

Total other	1,479	748	731	3,612	1,448	2,164

Total Noninterest Income	$13,911	$985	$12,926	$38,646	$2,038	$36,608

Noninterest Expense. Total noninterest expense for the third quarter of 2011 was $26.3 million, an increase of $1.6 million, or 6.5%, as compared to the same period in 2010. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the third quarter of 2011 was 47.48%, compared to 47.92% from the same period in 2010. The efficiency ratio for 2010 included the income from the extraordinary item.

Salaries and employee benefits for the third quarter of 2011 totaled $14.1 million, an increase of $982 million, or 7.5%, as compared to 2010. The increase was largely the result of the Huntsville acquisition and an increase in profit sharing plan expense.

All other categories of noninterest expense for the third quarter of 2011 totaled $12.2 million, an increase of $632 thousand, or 5.5%, as compared to the same period in 2010. Categories of noninterest expense with increases included ATM, interchange and credit card expenses, net occupancy expense and equipment expense. ATM, interchange and credit card expenses increased $386 thousand, primarily a result of increased use of debit cards. Net occupancy expense increased $169 thousand primarily as a result of the Huntsville acquisition and higher utilities expense. Equipment expense increased $119 thousand primarily as a result of the Huntsville acquisition. Partially offsetting the increase in noninterest expense was a decrease of $414 thousand in FDIC insurance premiums resulting from changes in the deposit insurance assessment base and rates under the Dodd-Frank Act.

Total noninterest expense for the first nine-months of 2011 was $78.4 million, an increase of $6.4 million, or 8.9%, as compared to the same period in 2010. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first nine-months of 2011 was 48.39%, compared to 49.12% from the same period in 2010. The efficiency ratio for 2010 included the income from the extraordinary item.

Salaries and employee benefits for the first nine-months of 2011 totaled $42.4 million, an increase of $3.7 million, or 9.6%, as compared to 2010. The increase was largely the result of the Huntsville acquisition and an increase in profit sharing plan expense.

All other categories of noninterest expense for the first nine-months of 2011 totaled $36.0 million, an increase of $2.6 million, or 7.9%, as compared to the same period in 2010. Categories of noninterest expense with increases included ATM, interchange and credit card expenses, professional and service fees and net occupancy expense. ATM, interchange and credit card expenses increased $1.2 million, primarily a result of increased use of debit cards. Professional and service fees increased $465 thousand higher, largely as a result of technology conversion and other expenses related to the Huntsville acquisition and volume-related increases in expenses related to internet banking services. Net occupancy expense increased $361 thousand primarily as a result of the Huntsville acquisition and higher utilities expense. Partially offsetting the increase in noninterest expense was a decrease of $824 thousand in FDIC insurance premiums resulting from changes in the deposit insurance assessment base and rates under the Dodd-Frank Act.

Table 4 — Noninterest Expense (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010

Salaries	$10,750	$882	$9,868	$31,739	$2,605	$29,134
Medical	729	(234)	963	2,830	64	2,766
Profit sharing	1,318	170	1,148	3,535	568	2,967
Pension	150	51	99	449	150	299
401(k) match expense	323	31	292	988	80	908
Payroll taxes	729	70	659	2,484	224	2,260
Stock option expense	109	12	97	326	36	290

Total salaries and employee benefits	14,108	982	13,126	42,351	3,727	38,624

Net occupancy expense	1,823	169	1,654	5,154	361	4,793
Equipment expense	1,970	119	1,851	5,792	250	5,542
Intangible amortization	101	(50)	151	317	(146)	463
FDIC assessment fees	561	(414)	975	2,129	(824)	2,953
Printing, stationery and supplies	443	18	425	1,359	76	1,283
Correspondent bank service charges	198	6	192	606	42	564
ATM, interchange expense and credit card expenses	1,276	386	890	3,607	1,188	2,419
Professional and service fees	730	18	712	2,507	465	2,042

Other:
Data processing fees	125	11	114	379	40	339
Postage	350	(33)	383	1,022	(49)	1,071
Advertising	625	228	397	1,487	307	1,180
Telephone	408	65	343	1,096	76	1,020
Public relations and business development	409	4	405	1,224	116	1,108
Directors’ fees	157	(22)	179	565	2	563
Audit and accounting fees	305	59	246	855	113	742
Legal fees	165	(79)	244	558	(30)	588
Regulatory exam fees	232	12	220	700	48	652
Travel	165	15	150	529	84	445
Courier expense	168	16	152	486	52	434
Operational and other losses	372	81	291	762	71	691
Other real estate	337	(77)	414	787	(100)	887
Other	1,292	100	1,192	4,095	503	3,592

Total other	5,110	380	4,730	14,545	1,233	13,312

Total Noninterest Expense	$26,320	$1,614	$24,706	$78,367	$6,372	$71,995

Income Taxes. Income tax expense was $6.5 million for the third quarter in 2011 as compared to $5.2 million for the same period in 2010. Our effective tax rates on pretax income were 26.32% and 25.88% for the third quarters of 2011 and 2010, respectively. The effective tax rates differ from the statutory Federal corporate income tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes. The effective tax rates for 2010 do not reflect income taxes related to the extraordinary item.

Income tax expense was $17.8 million for the first nine-months in 2011 as compared to $14.8 million for the same period in 2010. Our effective tax rates on pretax income were 25.89% and 25.69% for the first nine month periods of 2011 and 2010, respectively. The effective tax rates differ from the statutory Federal corporate income tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes. The effective tax rates for 2010 do not reflect income taxes related to the extraordinary item.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of September 30, 2011, total loans were $1.73 billion, an increase of $38.5 million, as compared to December 31, 2010. As compared to December 31, 2010, commercial, financial and agricultural loans decreased $24.7 million, real estate construction loans decreased $3.5 million, real estate mortgage loans increased $49.1 million, and consumer loans increased $17.4 million. Loans averaged $1.70 billion during the third quarter of 2011, an increase of $190.4 million from the prior year third quarter average balances.

Table 5 — Composition of Loans (in thousands):

	September 30,		December 31,
	2011	2010	2010

Commercial, financial and agricultural	$500,106	$462,024	$524,757
Real estate — construction	88,366	85,145	91,815
Real estate — mortgage	932,859	807,256	883,710
Consumer	207,501	183,283	190,064

Total loans	$1,728,832	$1,537,708	$1,690,346

At September 30, 2011, our real estate loans represent approximately 59.1% of our loan portfolio and are comprised of (i) commercial real estate loans of 30.8%, generally owner occupied, (ii) 1-4 family residence loans of 38.0%, (iii) residential development and construction loans of 5.8%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 3.9% and (v) other loans, which includes ranches, hospitals and universities, of 21.5%.

Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and Federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonperforming assets, which are comprised of nonaccrual loans, loans still accruing and past due 90 days or more and foreclosed assets, were $27.9 million at September 30, 2011, as compared to $26.0 million at December 31, 2010 and $22.4 million at September 30, 2010. As a percent of loans and foreclosed assets, nonperforming assets were 1.60% at September 30, 2011, as compared to 1.53% at December 31, 2010 and 1.45% at September 30, 2010. The increased dollar amount of nonperforming assets compared to a year ago is a result of ongoing weakness in real estate markets and the overall general economy.

Table 6	—	Nonaccrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	September 30,		December 31,
	2011	2010	2010

Nonaccrual loans	$17,598	$14,110	$15,445
Loans still accruing and past due 90 days or more	52	69	2,196
Restructured loans	—	—	—
Foreclosed assets	10,254	8,217	8,309

Total	$27,904	$22,396	$25,950

As a % of loans and foreclosed assets	1.60%	1.45%	1.53%
As a % of total assets	0.71%	0.65%	0.69%

From time to time, the Company modifies its loan agreement with customers. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. As a result, as of September 30, 2011, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see “Critical Accounting Policies – Allowance for Loan Losses” earlier in this section. The provision for loan losses was $1.4 million for the third quarter of 2011, as compared to $2.0 million for the third quarter of 2010. The provision for loan losses was $5.4 million for the first nine months of 2011, as compared to $7.0 million for the first nine months of 2010. As a percent of average loans, net loan charge-offs were 0.11% for the third quarter of 2011 compared to 0.24% during the third quarter of 2010. As a percent of average loans, net loan charge-offs were 0.17% for the first nine-month period of 2011 compared to 0.40% during the nine-month period of 2010. The decrease in the level of net charge-offs for the nine months of 2010 as compared to 2011 was primarily from one commercial customer resulting in a $1.8 million charge-off. The allowance for loan losses as a percent of loans was 1.98% as of September 30, 2011, as compared to 1.84% as of December 31, 2010 and 1.95% as of September 30, 2010. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.

Table 7 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance at beginning of period	$33,406	$28,954	$31,106	$27,612

Charge-offs:
Commercial, financial and agricultural	217	183	264	2,457
Real Estate	354	739	2,218	1,734
Consumer	151	256	646	1,017

Total charge-offs	722	1,178	3,128	5,208

Recoveries:
Commercial, financial and agricultural	28	101	132	192
Real Estate	144	23	496	89
Consumer	91	125	290	357

Total recoveries	263	249	918	638

Net charge-offs	459	929	2,210	4,570

Provision for loan losses	1,354	1,988	5,405	6,971

Balance at September 30	$34,301	$30,013	$34,301	$30,013

Loans at period end	1,728,832	1,537,708	1,728,832	1,537,708
Average loans	1,733,316	1,533,624	1,703,375	1,512,992

Net charge-offs/average loans (annualized)	0.11%	0.24%	0.17%	0.40%
Allowance for loan losses/period-end loans	1.98	1.95	1.98	1.95
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	194.3	211.7	194.3	211.7

The ratio of our allowance to nonaccrual, past due 90 days still accruing and restructured loans has generally trended downward since 2007, as the economic conditions worsened. Although the ratio declined substantially from prior years when net charge-offs and nonperforming asset levels were historically low, management believes the allowance for loan losses is appropriate at September 30, 2011 in spite of these trends.

Interest-Bearing Deposits in Banks. As of September 30, 2011, our interest-bearing deposits were $170.5 million compared with $231.5 million and $243.8 million as of September 30, 2010 and December 31, 2010. At September 30, 2011, interest-bearing deposits in banks included $66.7 million invested in FDIC-insured certificates of deposit, $5.5 million invested in money market accounts at a nonaffiliated regional bank, and $96.6 million maintained at the Federal Reserve Bank of Dallas. The continued higher level in our interest-bearing deposits in banks is the result of several factors including cash flows from maturing investment securities, growth in deposits and fluctuating deposits from large depository customers.

Available-for-Sale and Held-to-Maturity Securities. At September 30, 2011, securities with an amortized cost of $4.4 million were classified as securities held-to-maturity and securities with a fair value of $1.73 billion were classified as securities available-for-sale. As compared to December 31, 2010, the available-for-sale portfolio, carried at fair value, at September 30, 2011, reflected (i) a $92 thousand decrease in U.S. Treasury securities, (ii) a $27.7 million decrease in obligations of U.S. government sponsored-enterprises and agencies, (iii) an increase of $82.9 million in obligations of states and political subdivisions, (iv) a $59.1 million increase in corporate and other bonds, and (v) a $77.3 million increase in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

The net unrealized gains on available-for-sale securities were $82.6 million and $40.2 million at September 30, 2011 and December 31, 2010, respectively.

Table 8 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at September 30, 2011 (in thousands, except percentages):

	$1,728	$1,728	$1,728	$1,728	$1,728	$1,728	$1,728	$1,728	$1,728	$1,728
	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Treasury securities	$4,025	1.08%	$11,399	1.63%	$—	—%	$—	—%	$15,424	1.49%
Obligations of U.S. government sponsored-enterprises and agencies	94,832	3.24	156,689	2.45	—	—	—	—	251,521	2.75
Obligations of states and political subdivisions	32,549	5.64	190,334	5.52	381,066	6.48	28,840	6.91	632,789	6.16
Corporate bonds and other securities	12,529	3.24	57,015	3.36	50,345	2.93	—	—	119,889	3.19
Mortgage-backed securities	49,028	5.45	437,936	3.90	220,213	3.45	1,757	2.11	708,934	3.86

Total	$192,963	4.07%	$853,373	3.98%	$651,624	5.21%	$30,597	6.60%	$1,728,557	4.46%

	$1,728,	$1,728,	$1,728,	$1,728,	$1,728,	$1,728,	$1,728,	$1,728,	$1,728,	$1,728,
	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Obligations of states and political subdivisions	$3,531	7.71%	$389	7.76%	$—	—%	$—	—%	$3,920	7.71%
Mortgage-backed securities	5	5.14	303	3.05	134	2.27	—	—	442	3.37

Total	$3,536	7.71%	$692	4.87%	$134	2.27%	$—	—	$4,362	7.27%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

As of September 30, 2011, the investment portfolio had an overall tax equivalent yield of 4.46%, a weighted average life of 4.31 years and modified duration of 3.74 years.

Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $3.19 billion as of September 30, 2011, as compared to $2.74 billion as of September 30, 2010. Table 9 provides a breakdown of average deposits and rates paid for the third quarter and nine month period ended September 30, 2011 and 2010.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended September 30,
	2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$981,869	0.00%	$787,069	0.00%

Interest-bearing deposits
Interest-bearing checking	781,417	0.13	659,051	0.26
Savings and money market accounts	580,695	0.16	471,859	0.27
Time deposits under $100,000	331,306	0.66	344,155	1.23
Time deposits of $100,000 or more	444,625	0.68	464,013	1.22

Total interest-bearing deposits	2,138,043	0.34%	1,939,078	0.66%

Total average deposits	$3,119,913		$2,726,147

	Nine Months Ended September 30,
	2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$954,467	0.00%	$792,042	0.00%

Interest-bearing deposits
Interest-bearing checking	793,566	0.13	667,247	0.29
Savings and money market accounts	562,959	0.17	461,747	0.31
Time deposits under $100,000	340,576	0.78	346,772	1.31
Time deposits of $100,000 or more	455,428	0.79	436,285	1.33

Total interest-bearing deposits	2,152,529	0.38%	1,912,051	0.72%

Total average deposits	$3,106,996		$2,704,093

Short-Term Borrowings. Included in short-term borrowings were Federal funds purchased and securities sold under repurchase agreements of $180.8 million and $178.1 million at September 30, 2011 and 2010, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds which we pledge our securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of Federal funds purchased and securities sold under repurchase agreements was $192.9 million and $158.1 million in the third quarters of 2011 and 2010, respectively. The average rates paid on Federal funds purchased and securities sold under repurchase agreements were 0.10% and 0.24% for the third quarters of 2011 and 2010, respectively. The average balance of Federal funds purchased and securities sold under repurchase agreements was $191.7 million and $169.7 million in the first nine month periods of 2011 and 2010, respectively. The average rates paid on Federal funds purchased and securities sold under repurchase agreements were 0.10% and 0.31% for the first nine month periods of 2011 and 2010, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $499.2 million, or 12.68% of total assets, at September 30, 2011, as compared to $450.9 million, or 13.08% of total assets, at September 30, 2010. Included in shareholders’ equity at September 30, 2011 and September 30, 2010, were $53.7 million and $47.6 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the third quarter of 2011, total shareholders’ equity averaged $485.2 million, or 12.63% of average assets, as compared to $440.3 million, or 13.09% of average assets, during the same period in 2010. For the nine months ended September 30, 2011, total shareholders’ equity averaged $464.7 million, or 12.23% of average assets, as compared to $428.3 million, or 12.83% of average assets, during the same period in 2010.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based and leverage ratios are 8.00% and 3.00%, respectively. As of September 30, 2011, our total risk-based and leverage capital ratios were 19.14% and 10.45%, respectively, as compared to total risk-based and leverage capital ratios of 19.45% and 10.89% as of September 30, 2010. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

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

As of September 30, 2011, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.38% and 1.01%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in a net interest income of 2.18% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of September 30, 2011 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, Federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell Federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing Federal funds from correspondent banks and sales of securities under agreements to repurchase, which amounted to $180.8 million at September 30, 2011, and an unfunded $25.0 million line of credit established with The Frost National Bank which renewed on June 30, 2011 (see next paragraph). First Financial Bank, N. A., Abilene also has Federal funds purchased lines of credit with two non-affiliated banks totaling $80.0 million. No amount was outstanding at September 30, 2011. Six of our subsidiary banks have available lines of credit with the Federal Home Loan Bank of Dallas totaling $203.8 million secured by portions of their loan portfolios and certain investment securities.

We renewed our loan agreement, effective June 30, 2011, with The Frost National Bank for two years. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2013, interest is paid quarterly at the Wall Street Journal Prime, and the line of credit matures June 30, 2013. If a balance exists at June 30, 2013, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. Management believes the Company was in compliance with the financial and operational covenants at September 30, 2011. There was no outstanding balance under the line of credit as of September 30, 2011, or December 31, 2010.

Given the strong core deposit base, relatively low loan to deposit ratios maintained at our subsidiary banks, available lines of credit, and dividend capacity of our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and interest-bearing deposits in banks at our parent company, which totaled $45.3 million at September 30, 2011, investment securities which totaled $17.6 million (of which 31.4% matures within 11 months and the remaining portion over 12 to 19 years), available dividends from subsidiary banks which totaled $56.3 million at September 30, 2011, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.

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

Table 10 — Commitments as of September 30, 2011 (in thousands):

Total Notional Amounts Committed

Unfunded lines of credit	$297,568
Unfunded commitments to extend credit	52,175
Standby letters of credit	23,147

Total commercial commitments	$372,890

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends to shareholders, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by dividends from our subsidiary banks and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At September 30, 2011, approximately $56.3 million was available for the payment of intercompany dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 43.7% and 48.2% of net earnings, respectively, for the first nine months of 2011 and the same period in 2010. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of September 30, 2011.

There were no significant changes in internal controls or other factors during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II

OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q filed May 4, 2011).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K Annual Report filed February 24, 2009).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 1, 2010).

10.2	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.4	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-Q filed May 4, 2010).

10.5	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-Q filed August 2, 2011).

10.6	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed January 3, 2007).

10.7	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed January 2, 2008).

10.8	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q filed July 25, 2008).

10.9	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 23, 2008).

10.10	—	Sixth Amendment to Loan Agreement, dated June 16, 2009, signed June 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K filed on June 30, 2009).

10.11	—	Seventh Amendment to Loan Agreement, dated December 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K filed December 31, 2009).

10.12	—	Eighth Amendment to Loan Agreement, dated June 29, 2011, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.9 of the Registrant’s Form 8-K filed June 30, 2011).

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: November 1, 2011	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: November 1, 2011	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer