Form 10-K
period 2011-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2012-02-22
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐     No   ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates was $1.03 billion.

As of February 22, 2012, there were 31,466,644 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the proxy statement for our 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

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

•

government intervention in the U. S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Basel III;

•	political instability;

•	the ability of the Federal government to deal with the national economic slowdown and the effect of stimulus packages enacted by Congress as well as future stimulus packages, if any;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	continued high levels of FDIC insurance assessments, including the possibility of additional special assessments;

•	our ability to attract deposits;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	our ability to attract and retain qualified employees;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of bank continued mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in compensation and benefit plans;

•	acquisitions and integration of acquired businesses; and

•	acts of God or of war or terrorism.

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

General

First Financial Bankshares, Inc., a Texas corporation, is a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA. As such, we are supervised by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as well as several other state and federal regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. We own eleven banks, a trust company, a technology operating company, and an insurance agency, all organized and located in Texas. As of February 22, 2012, these subsidiaries are:

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

Through our subsidiary banks, we conduct a full-service commercial banking business. Our service centers are located primarily in Central, North Central and West Texas. Including the branches and locations of all our subsidiaries, as of December 31, 2011, we had 52 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, two locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Cisco, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Crowley, Keller, Trophy

Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, Glen Rose, Odessa, Fort Worth and Huntsville, all in Texas.

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

In the past, we have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 25.2 million residents, Texas has more people than any other state except California. The population of Texas grew 20.6 percent from 2000-2010 according to the U.S. Census Bureau. Many of the communities in which we operate are growing faster than the statewide average, as shown below:

Population Growth 2000-2010*

Bridgeport and Wise County	21.2%	Weatherford, Willow Park and Aledo	32.1%
Fort Worth/Tarrant County	25.1%	Granbury and Hood County	24.5%
Cleburne, Midlothian and Johnson County	19.9%	Stephenville and Erath County	14.8%

*Source:	U. S. Census Bureau

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

Over the years, we have grown three ways: by growing our banks internally, by opening new branch locations and by acquisition of other banks. Since 1997, we have completed eleven bank acquisitions increasing total assets from $1.57 billion to $4.12 billion. We have also established a trust and asset management company and a technology services company, both of which operate as subsidiaries of First Financial Bankshares, Inc. Looking ahead, we will continue to grow locally by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, so we can provide more convenient service to our customers, and we are actively pursuing acquisition opportunities by calling on banks that we would like to acquire, working with brokers and the FDIC.

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

We also own First Financial Investments, Inc. (which is dormant). During 2011, we merged First Financial Bankshares of Delaware, Inc. and First Financial Investments of Delaware, Inc. into First Financial Bankshares, Inc.

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

Services Offered by Our Subsidiary Banks

Each of our subsidiary banks is a separate legal entity that operates under the day-to-day management of its own board of directors and officers. Each of our subsidiary banks provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, remote deposit capture, internet banking, mobile banking, payroll cards, transmitting funds, and performing other customary commercial banking services. We also conduct full service trust activities through First Financial Trust & Asset Management Company, National Association. Through our trust company, we administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. We also offer personal trust services, which include the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. In addition, First Financial Bank, National Association, Abilene, First Financial Bank, National Association, San Angelo and First Financial Bank, National Association, Weatherford provide securities brokerage services through arrangements with an unrelated third party.

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

Employees

With our subsidiary banks, we employed approximately 980 full-time equivalent employees at December 31, 2011. Our management believes that our employee relations have been and will continue to be good.

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

Bank Holding Companies and Financial Holding Companies

Historically, the activities of bank holding companies were limited to the business of banking and activities closely related or incidental to banking. Bank holding companies were generally prohibited from acquiring control of any company that was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. The Gramm-Leach-Bliley Act, which took effect on March 12, 2000, dismantled many Depression-era restrictions against affiliation between banking, securities and insurance firms by permitting bank holding companies to engage in a broader range of financial activities, so long as certain safeguards are observed. Specifically, bank holding companies may elect to become “financial holding companies” that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. Thus, with the enactment of the Gramm-Leach-Bliley Act, banks, security firms and insurance companies find it easier to acquire or affiliate with each other and cross-sell financial products. The Gramm-Leach-Bliley Act permits a single financial services organization to offer a more complete array of financial products and services than historically was permitted.

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

We elected to become a financial holding company in September 2001. As a financial holding company, we have very broad discretion to affiliate with securities firms and insurance companies, make merchant banking investments, and engage in other activities that the Federal Reserve Board has deemed financial in nature. In order to continue as a financial holding company, we must continue to be well-capitalized, well-managed and maintain compliance with the Community Reinvestment Act. Depending on the types of financial activities that we may elect to engage in, under the Gramm-Leach-Bliley Act’s functional regulation principles, we may become subject to supervision by additional government agencies. The election to be treated as a financial holding company increases our ability to offer financial products and services that historically we were either unable to provide or were only able to provide on a limited basis. As a result, we will face increased competition in the markets for any new financial products and services that we may offer. Likewise, an increased amount of consolidation among banks and securities firms or banks and insurance firms could result in a growing number of large financial institutions that could compete aggressively with us.

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

State Banks. Banks that are organized as state banks under Texas law are subject to regulation and examination by the Texas Department of Banking (the “Banking Department”). The Banking Department regulates, supervises and regularly examines our two subsidiary state banks, First Financial Bank, Hereford and First Financial Bank, Huntsville. The Banking Department’s supervision and regulation of banks is primarily designed to protect the interests of depositors. Texas law:

•	restricts the nature and amount of loans that may be made and the interest that may be charged, and

•	restricts investments and other activities.

State banks are also subject to regulation by either the FDIC or the Federal Reserve Board. First Financial Bank, Hereford and First Financial Bank, Huntsville are non-member banks of the Federal Reserve, and as such their federal regulator is the FDIC and are subject to most of the federal laws described below.

Deposit Insurance

Each of our subsidiary banks is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions. Until October 2008, the protection generally did not exceed $100,000 per depositor. Beginning in October 2008, the amount of protection was increased to $250,000, under the Temporary Liquidity Guarantee Program (TLGP) of the Emergency Economic Stabilization Act of 2008. This increased protection to $250,000 was initially available only through December 31, 2009 but the Dodd-Frank Act made this $250,000 protection permanent. The new regulations were also expanded whereby the protection for non interest bearing deposits was unlimited at institutions participating in the TLGP. This unlimited coverage for these non interest bearing accounts was also initially only available through December 31, 2009 but was extended by the Dodd-Frank Act until December 31, 2012. Non interest bearing deposits initially also included, by definition, certain Interest on Lawyers Trust Accounts (IOLTA) and Negotiable Order of Withdrawal accounts (NOW Accounts) with a maximum capped interest rate. Effective January 1, 2011 through December 31, 2012, the definition of non interest bearing was changed to no longer include NOW accounts.

Our subsidiary banks must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the deposit insurance fund) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose shortages in special assessments to cover the Deposit Insurance Fund (DIF). As of December 31, 2011, the assessment rate for each of our subsidiary banks was at the lowest level risk-based premium available which was 5.00 percent of the assessment base per annum (with the exception of First Financial Bank, N.A., Southlake whose rate was 6.58 percent, First Financial Bank, N.A., Weatherford whose rate was 5.86 percent and First Financial Bank, N.A., Cleburne whose rate was 6.89 percent). The assessment base was broadened by the Dodd-Frank Act to be defined as average consolidated total assets less average tangible equity. The FDIC also announced in 2009 the requirement of insured depositor institutions to prepay on December 30, 2009, their estimated quarterly assessments for 2010, 2011 and 2012, including a three basis point increase in premium rates for 2011 and 2012. The Company’s prepayment amount totaled $11.6 million in the aggregate and is being expensed over a three year period ending December 31, 2012 based on future quarterly assessment calculations.

In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Under the Restoration Plan, the FDIC did not institute the uniform three-basis point increase in assessment rates scheduled to take place on January 1, 2011 and maintained the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. The Dodd-Frank Act requires the FDIC to offset the effect of increasing the reserve ratio on institutions with total consolidated assets of less than $10 billion.

As required by the Dodd-Frank Act, the FDIC also revised the deposit insurance assessment system, effective April 1, 2011, to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period as opposed to solely bank deposits at an institution. This base assessment change necessitated that the FDIC adjust the assessment rates to ensure that the revenue collected under the new assessment system, will approximately equal that under the existing assessment system.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, or FIRREA, an FDIC-insured depository institution can be held liable for any losses incurred by the FDIC in connection with (1) the “default” of one of its FDIC-insured subsidiaries or (2) any assistance provided by the FDIC to one of its FDIC-receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

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

Payment of Dividends

We are a legal entity separate and distinct from our banking and other subsidiaries. We receive most of our revenue from dividends paid to us by our bank and trust company subsidiaries. Described below are some of the laws and regulations that apply when either we or our subsidiary banks pay dividends.

Each of our national bank subsidiaries is required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). First Financial Bank, Hereford and First Financial Bank, Huntsville, as Texas state banking associations, may not pay a dividend reducing its capital and surplus without the prior approval of the Banking Department. In additional, the FDIC has the right to prohibit the payment of dividends by a state, non-member bank where the payment is deemed to be an unsafe or unsound banking practice.

Our subsidiaries paid aggregate dividends of approximately $47.4 million in 2011 and approximately $41.1 million in 2010. Under the dividend restrictions discussed above, as of December 31, 2011, our subsidiary banks could have declared in the aggregate additional dividends of approximately $59.8 million from retained net profits, without obtaining regulatory approvals.

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

Affiliate Transactions

The Federal Reserve Act, the FDIA and the rules adopted under these statutes restrict the extent to which we can borrow or otherwise obtain credit from, or engage in certain other transactions with, our depository subsidiaries. These laws regulate “covered transactions” between insured depository institutions and their subsidiaries, on the one hand, and their nondepository affiliates, on the other hand. The Dodd-Frank Act expanded the definition of affiliate to make any investment fund, including a mutual fund, for which a depository institution or its affiliates serve as investment advisor an affiliate of the depository institution. “Covered transactions” include a loan or extension of credit to a nondepository affiliate, a purchase of securities issued by such an affiliate, a purchase of assets from such an affiliate (unless otherwise exempted by the Federal Reserve Board), an acceptance of securities issued by such an affiliate as collateral for a loan, and an issuance of a guarantee, acceptance, or letter of credit for the benefit of such an affiliate. The Dodd-Frank Act extended the limitations to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. The “covered transactions” that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of “covered transactions” cannot exceed ten percent of the capital stock and the surplus of the insured depository institution; and (2) in the case of all affiliates, the aggregate amount of “covered transactions” cannot exceed twenty percent of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute “covered transactions” must be collateralized in prescribed amounts. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Finally, when we and our subsidiary banks conduct transactions internally among us, we are required to do so at arm’s length.

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

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill and core deposit intangibles). As of December 31, 2011, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 17.49%; (2) Total Capital to Risk-Weighted Assets Ratio, 18.74%; and (3) Tier 1 Capital Leverage Ratio, 10.33%.

The Dodd-Frank Act requires the Federal Reserve Board to apply consolidated capital requirements to bank holding companies and financial holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Banks. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established five capital tiers with respect to depository institutions: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a “well-capitalized” institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be “adequately capitalized,” it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be “undercapitalized,” it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution’s composite rating is 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be “significantly undercapitalized,” it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be “critically undercapitalized,” it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take “prompt corrective action” against depository institutions that do not meet minimum capital requirements. Under current regulations, all of our subsidiary banks were “well capitalized” as of December 31, 2011.

The Dodd-Frank Act requires the FDIC to establish minimum leverage and risk-based capital requirements to apply to insured depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

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

In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Banking

Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank’s business, its total revenue, and the bank’s total assets. As of December 31, 2011, our two Texas-chartered banks exceeded the minimum ratios applied to them.

Our Support of Our Subsidiary Banks

Under Federal Reserve Board policy, we are expected to commit resources to act as a source of strength to support each of our subsidiary banks. This support may be required at times when, absent such Federal Reserve Board policy, we would not otherwise be required to provide it. This policy was codified by the Dodd-Frank Act. In addition, any loans we make to our subsidiary banks would be subordinate in right of payment to deposits and to other indebtedness of our banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and be subject to a priority of payment.

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

Interstate Banking and Branching

Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the Federal Deposit Insurance Act and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

However, under the Dodd-Frank Act, the national branching requirements have been relaxed and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

Both the OCC and Banking Department accept applications for interstate merger and branching transactions, subject to certain limitations on ages of the banks to be acquired and the total amount of deposits within the state a bank or financial holding company may control. Since our primary service area is Texas, we do not expect that the ability to operate in other states will have any material impact on our growth strategy. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets in Texas.

Community Reinvestment Act of 1977

The Community Reinvestment Act of 1977, or CRA, subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. These ratings are “Outstanding,” “Satisfactory,” “Needs Improvement” and “Substantial Non-Compliance.” Institutions with ratings lower than “Satisfactory” may be restricted from engaging in the aforementioned activities. We believe our subsidiary banks have taken significant actions to comply with the CRA, and each has received ratings ranging from “satisfactory” to “outstanding” in its most recent review by federal regulators with respect to its compliance with the CRA.

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

In addition, under the USA PATRIOT Act, the Secretary of the Treasury has adopted rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the Gramm-Leach-Bliley Act that are discussed below. Finally, under the regulations of the Office of Foreign Asset Control, or OFAC, we are required to monitor and block transactions with certain “specially designated nationals” who OFAC has determined pose a risk to U.S. national security.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. In addition to those provisions discussed above, among the provisions that are likely to affect us are the following:

Payment of Interest on Business Checking Accounts. Effective one year from the date of enactment, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the Securities and Exchange Commission (“SEC”) to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions. Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

Limits on Derivatives. Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions. For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Debit Card Interchange Fees. Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.24 per transaction. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Basel Committee. On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase – in arrangements for a strengthened set of capital requirements, known as Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk – weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period.

The final package of Basel III reforms was submitted to the Seoul G20 Leaders Summit in November 2010 for endorsement by G20 leaders, and then will be subject to individual adoption by member nations, including the United States. The Federal Reserve will likely implement changes to the capital adequacy standards applicable to the Company and our subsidiary banks in light of Basel III.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the Securities and Exchange Commission’s web site at http://www.sec.gov. Our web site is http://www.ffin.com. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site after we have filed them with the SEC. Our corporate governance guidelines, including our code of conduct applicable to all our employees, officers and directors, as well as the charters of our audit and nominating committees, are available at www.ffin.com. The foregoing information is also available in print to any shareholder who requests it. Except as explicitly provided, information on any web site is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

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

We do business through the purchase and sale of Federal funds, check clearing and through the purchase and sale of loan participations with other financial institutions. Because these financial institutions have many risks, as do we, we could be adversely affected should one of these financial institutions experience significant financial difficulties or fail to comply with our agreements with them.

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

Our trust company subsidiary derives its revenues primarily from investment management fees based on assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market and economic conditions, including changes in oil and gas prices, and competition from investment management companies. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions, including changes in oil and gas prices; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. A decline in the fair value of the assets under management, caused by a decline in general economic conditions, would decrease our wealth management fee income.

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

Certain of our investment advisory and wealth management clients can terminate, with little or no notice, their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, inflation, changes in investment preferences of clients, changes in our reputation in the marketplace, change in management or control of clients, loss of key investment management personnel and financial market performance. We cannot be certain that our trust company subsidiary will be able to retain all of its clients. If its clients terminate their investment advisory and wealth management contracts, our trust company subsidiary, and consequently we, could lose a substantial portion of our revenues.

Our business is subject to significant government regulation.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Texas Department of Banking, the Federal Reserve Board, the OCC, and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.

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

Included in the Dodd-Frank Act are, for example, changes related to interchange fees and overdraft services. While the changes for interchange fees that can be charged for electronic debit transactions by payment card issuers relate only to banks with assets greater than $10 billion, concern exists that the regulations will also impact our Company. Beginning in the third quarter of 2010, we were prohibited from charging customers fees for paying overdrafts on automated teller machine and debit card transactions, unless the consumer opts in. We continue to monitor the impact of these new regulations and other developments on our service charge revenue.

Our FDIC insurance assessments could increase substantially resulting in higher operating costs.

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

When we determine that appropriate strategic opportunities exist, we may acquire other financial institutions and related businesses, subject to applicable regulatory requirements. We may use our common stock for such acquisitions. From time to time, we may also seek to raise capital through selling additional common stock. It is possible that the issuance of additional common stock in such acquisition or capital transactions may be dilutive to the interests of our existing shareholders.

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

As of December 31, 2011, we had $72.1 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	new reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations involving the Company or its competitors; and

•	changes in government regulations, including tax laws.

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

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, damage our reputation and inhibit current and potential customers from our Internet banking services. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing. We continue to investigate cost effective measures as well as insurance protection.

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

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in a building owned by First Financial Bank, National Association, Abilene totaling approximately 4,500 square feet. Our subsidiary banks collectively own 41 banking facilities, some of which are detached drive-ins, and also lease eleven banking facilities and 14 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiary banks’ requirements for the foreseeable future.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.01 per share, is traded on the Nasdaq Global Select Market under the trading symbol FFIN. See “Item 8—Financial Statements and Supplementary Data—Quarterly Financial Data” for the high, low and closing sales prices as reported by the Nasdaq Global Select Market for our common stock for the periods indicated.

Record Holders

As of February 1, 2012, we had approximately 1,300 shareholders of record.

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

Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the SNL Bank Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $1 billion to $5 billion in total assets, for a five-year period (December 31, 2006 to December 31, 2011). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2006, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represents the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

First Financial Bankshares, Inc.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First Financial Bankshares, Inc.	100.00	92.88	140.17	141.56	137.47	138.65
Russell 3000	100.00	105.14	65.92	84.60	98.92	99.93
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

Source:	SNL Financial LC, Charlottesville, VA
©2012
www.snl.com

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates information required to be disclosed by the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$160,021	$149,699	$146,445	$159,154	$169,369
Interest expense	8,024	13,528	17,274	35,259	58,557

Net interest income	151,997	136,171	129,171	123,895	110,812
Provision for loan losses	6,626	8,962	11,419	7,957	2,331
Noninterest income	51,438	49,478	48,598	49,453	48,273
Noninterest expense	104,624	98,256	94,000	91,587	86,827

Earnings before income taxes and extraordinary item	92,185	78,431	72,350	73,804	69,927
Income tax expense	23,816	20,068	18,553	20,640	20,437

Net earnings before extraordinary item	68,369	58,363	53,797	53,164	49,490
Extraordinary item	—	1,296	—	—	—

Net earnings	$68,369	$59,659	$53,797	$53,164	$49,490

Per Share Data:
Earnings per share, basic before extraordinary item	$2.17	$1.87	$1.72	$1.71	$1.59
Earnings per share, assuming dilution before extraordinary item	2.17	1.87	1.72	1.70	1.59
Earnings per share, basic	2.17	1.91	1.72	1.71	1.59
Earnings per share, assuming dilution	2.17	1.91	1.72	1.70	1.59
Cash dividends declared	0.95	0.91	0.91	0.89	0.84
Book value at period-end	16.16	14.06	13.31	11.82	10.77
Earnings performance ratios:
Return on average assets	1.78%	1.75%	1.72%	1.74%	1.72%
Return on average equity	14.44	13.74	13.63	15.27	15.87
Summary Balance Sheet Data (Period-end):
Securities	$1,844,998	$1,546,242	$1,285,377	$1,318,406	$1,128,493
Loans	1,786,544	1,690,346	1,514,369	1,566,143	1,528,020
Total assets	4,120,531	3,776,367	3,279,456	3,212,385	3,070,309
Deposits	3,334,798	3,113,301	2,684,757	2,582,753	2,546,083
Total liabilities	3,611,994	3,334,679	2,863,754	2,843,603	2,734,814
Total shareholders’ equity	508,537	441,688	415,702	368,782	335,495
Asset quality ratios:
Allowance for loan losses/period-end loans	1.92%	1.84%	1.82%	1.37%	1.14%
Nonperforming assets/period-end loans plus foreclosed assets	1.64	1.53	1.46	0.80	0.31
Net charge offs/average loans	0.20	0.35	0.36	0.25	0.07
Capital ratios:
Average shareholders’ equity/average assets	12.30%	12.76%	12.63%	11.37%	10.84%
Leverage ratio (1)	10.33	10.28	10.69	9.68	9.23
Tier 1 risk-based capital (2)	17.49	17.01	17.73	15.89	14.65
Total risk-based capital (3)	18.74	18.26	18.99	17.04	15.62
Dividend payout ratio	43.57	47.58	52.63	52.41	52.86

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.

(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.
(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets plus allowance for loan losses to the extent allowed under regulatory guidelines by risk-adjusted assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should read the following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2011 and 2010, and consolidated statements of earnings for the years 2009 through 2011 in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.

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

The allowance is an amount management believes is appropriate to absorb estimated inherent losses on existing loans that are deemed uncollectible based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) general reserve determined in accordance with current authoritative accounting guidance that consider historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. The Company’s methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss. In addition, the Company adjusts our allowance for qualitative factors such as current local economic conditions and trends, including unemployment, lending staff, policies and procedures, credit concentrations, trends and severity of problem loans and trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio that are not reflected in our historic loss factors.

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A further downturn in the economy and employment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The bank regulatory agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination of subsidiary banks.

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

The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2011 and 2010, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. Each of these loans is evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of December 31, 2011, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

Valuation of Securities:

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, with all unrealized gains and unrealized losses judged to be temporary, net of deferred income taxes, excluded from earnings and reported as a separate component of shareholders’ equity. Available for-sale securities that have unrealized losses that are judged other than temporary are included in gain (loss) on sale of securities and a new cost basis is established. Securities classified as trading are recorded at estimated fair value with unrealized gains and losses included in earnings.

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

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available-for-sale and held- to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity, (ii) whether it is more likely than not that we will have to sell our securities prior to recovery and/or maturity, (iii) the length of time and extent to which the fair value has been less than costs, and (iv) the financial condition of the issuer. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

The Company utilizes independent third party pricing services to value its investment securities. The Company reviews the prices supplied by the independent pricing services as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with traditional pricing matrices. The Company’s investment portfolio consists of traditional investments, substantially all in U. S. Treasury securities, obligations of U. S. government sponsored-enterprises and agencies, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is relatively straight forward and generally not difficult to obtain. The Company validates quarterly, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from other third party sources.

Acquisition

On November 1, 2010, an agreement and plan of merger with Sam Houston Financial Corp., the parent company of The First State Bank, Huntsville, Texas, was completed. Pursuant to the agreement, we paid $22.0 million in cash and our common stock, for all of the outstanding shares of Sam Houston Financial Corp.

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

Stock Split

On April 26, 2011, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend effective for shareholders of record on May 16, 2011 that was distributed on June 1, 2011. All share and per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the year ended December 31, 2011.

Results of Operations

Performance Summary. Net earnings for 2011 were $68.4 million, an increase of $8.7 million, or 14.6%, over net earnings for 2010 of $59.7 million. Net earnings for 2009 were $53.8 million. The increases in net earnings for 2011 over 2010 and 2010 over 2009 were primarily attributable to growth in net interest income.

Net earnings for 2010 included income from an extraordinary item totaling $1.3 million, after related income taxes, related to the expropriation of a portion of our real property. The Texas Department of Transportation (TXDOT) expropriated a portion of real property at our Southlake bank location to expand highway access. TXDOT paid $2.2 million for land and damages to our existing property resulting in a net gain of $2.0 million before income taxes. As a result, our current location’s accessibility significantly deteriorated and we constructed a new bank location in Southlake and sold the existing location.

On a basic net earnings per share basis, net earnings were $2.17 for 2011 as compared to $1.91 for 2010 and $1.72 for 2009. Basic earnings per share before the extraordinary item were $2.17 for 2011 as compared to $1.87 for 2010 and $1.72 for 2009. The return on average assets was 1.78% for 2011 as compared to 1.75% for 2010 and 1.72% for 2009. The return on average equity was 14.44% for 2011 as compared to 13.74% for 2010 and 13.63% for 2009. All the 2010 amounts include the extraordinary item.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $164.8 million in 2011 as compared to $147.1 million in 2010 and $139.0 million in 2009. The increase in 2011 compared to 2010 was largely attributable to an increase in the volume of earning assets. Average earning assets were $3.572 billion in 2011, as compared to $3.141 billion in 2010 and $2.895 billion in 2009. Average earning assets increased $430.9 million in 2011 with increases in all categories of earning assets, except for short-term investments. The yield on earning assets decreased 27 basis points in 2011, whereas the rate paid on interest-bearing liabilities decreased 30 basis points. The increase in 2010 compared to 2009 also resulted from an increase in the volume of earnings assets and from the decrease in the rates paid on interest bearing liabilities. The 2010 increase in average earning assets was attributable primarily to an increase in tax-exempt investment securities. Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2011 Compared to 2010			2010 Compared to 2009
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$(76)	$(245)	$(321)	$680	$447	$1,127
Taxable investment securities (1)	6,680	(5,186)	1,494	2,394	(3,282)	(888)
Tax-exempt investment securities (2)	5,805	(835)	4,970	2,707	(653)	2,054
Loans (2)	10,439	(4,309)	6,130	2,988	(960)	2,028

Interest income	22,848	(10,575)	12,273	8,769	(4,448)	4,321
Interest-bearing deposits	1,467	(6,716)	(5,249)	1,800	(5,203)	(3,403)
Short-term borrowings	63	(318)	(255)	(47)	(296)	(343)

Interest expense	1,530	(7,034)	(5,504)	1,753	(5,499)	(3,746)

Net interest income	$21,318	$(3,541)	$17,777	$7,016	$1,051	$8,067

(1)	Trading securities are included in taxable investment securities.
(2)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2009 through 2011. The net interest margin in 2011 was 4.62%, a decrease of 6 basis points from 2010 and a decrease of 18 basis points from 2009. The decrease in our net interest margin in 2011 was largely the result of the extended period of historically low levels of short-term interest rates. The Federal funds rates remained at zero to 0.25% during 2009 to 2011. We have been able to somewhat mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing rates paid on interest bearing liabilities. We expect interest rates to remain at the current low levels until 2014 as recently announced by the Federal Reserve which will place pressure on our interest margin.

Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2011			2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments	$181,068	$1,221	0.69%	$189,041	$1,541	0.82%	$91,755	$415	0.45%
Taxable investment securities (1)(2)	1,102,356	37,721	3.42	930,731	36,227	3.89	874,330	37,115	4.24
Tax-exempt investment securities (2)(3)	572,895	33,975	5.93	477,357	29,005	6.08	433,780	26,950	6.21
Loans (3)(4)	1,715,266	99,955	5.83	1,543,537	93,825	6.08	1,494,876	91,797	6.14

Total earning assets	3,571,585	172,872	4.84	3,140,666	160,598	5.11	2,894,741	156,277	5.40
Cash and due from banks	113,423			107,791			88,651
Bank premises and equipment, net	72,381			66,714			64,541
Other assets	51,870			52,965			37,774
Goodwill and other intangible assets, net	72,312			63,691			63,567
Allowance for loan losses	(33,244)			(29,553)			(23,722)

Total assets	$3,848,327			$3,402,274			$3,125,552

Liabilities and Shareholders’ Equity
Interest-bearing deposits	2,165,750	7,822	0.36%	$1,947,120	$13,071	0.67%	$1,755,275	$16,474	0.94%
Short-term borrowings	196,230	202	0.10	172,536	457	0.26	183,228	800	0.44

Total interest-bearing liabilities	$2,361,980	8,024	0.34	$2,119,656	$13,528	0.64	1,938,503	17,274	0.89

Noninterest-bearing deposits	973,588			811,464			758,112
Other liabilities	39,354			37,002			34,125

Total liabilities	3,374,922			2,968,122			2,730,740
Shareholders’ equity	473,405			434,152			394,812

Total liabilities and shareholders’ equity	$3,848,327			$3,402,274			$3,125,552

Net interest income		$164,848			$147,070			$139,003

Rate Analysis:

Interest income/earning assets			4.84%			5.11%			5.40%

Interest expense/earning assets			0.22			0.43			0.60

Net yield on earning assets			4.62%			4.68%			4.80%

(1)	Trading securities are included in taxable investment securities.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for 2011 was $51.4 million, an increase of $2.0 million, or 4.0%, as compared to 2010. Increases in certain categories of noninterest income included (1) ATM, interchange and credit card fees of $2.3 million principally as a result of increased use of debit cards, (2) trust fees of $1.9 million, (3) net gains on sales of assets of $945 thousand, (4) real estate mortgage operations of $131 thousand and (4) net gain on securities transactions of $129 thousand. Under the Dodd-Frank Act, the Federal Reserve was authorized to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. While the proposed changes relate only to banks with assets greater than $10 billion, concern exists that the proposed regulation will also impact our Company. The increase in trust fees was primarily due to an increase in the market value of the equity investments under management over the prior year. The fair value of our trust assets, which are not reflected in our consolidated balance sheet, totaled $2.431 billion at December 31, 2011 compared to $2.290 billion at December 31, 2010. Included in net gains on sales of bank assets were gains totaling $1.0 million on sales of former bank facilities in Cleburne and Southlake and a loss of $85 thousand on the write down of a parcel of land owned by a bank subsidiary. The increases in income from real estate mortgage operations reflected a higher level of refinancing activity due to the favorable interest rate environment and additional resources devoted to expanding the Company’s mortgage loan operations.

These increases in noninterest income were offset by a $2.4 million decrease in service charges on deposit accounts, and net losses on sales of foreclosed assets of $1.8 million over amounts recorded in 2010. The decrease in service charges on deposit accounts was primarily due to a reduction in customer use of overdraft services and changes in overdraft regulations. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve Board prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue.

Noninterest income for 2010 was $49.5 million, an increase of $880 thousand, or 1.8%, as compared to 2009. The increase is primarily attributable to increases in (1) ATM, interchange and credit card fees of $1.7 million principally as a result of increased use of debit cards, (2) trust fees of $1.7 million, (3) the net gain on sale of foreclosed assets of $1.0 million and (4) real estate mortgage fees of $903 thousand. Under the Dodd-Frank Act, the Federal Reserve was authorized to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. While the proposed changes relate only to banks with assets greater than $10 billion, concern exists that the proposed regulation will also impact our Company. The increase in trust fees reflects higher oil and gas prices and an increase in the market value of the equity investments under management over the prior year. The fair value of our trust assets, which are not reflected in our consolidated balance sheet, totaled $2.290 billion at December 31, 2010 compared to $2.102 billion at December 31, 2009. The increases in real estate mortgage fees reflected a higher level of refinancing activity due to the favorable interest rate environment and additional resources devoted to expanding the Company’s mortgage loan operations.

These increases in noninterest income in 2010 were partially offset by (1) a $1.9 million decrease in service charges on deposit accounts, (2) a decrease in the net gain on investment securities transactions of $1.5 million and (3) a decrease of $983 thousand in the gain on sale of student loans. The decrease in service charges on deposit accounts was primarily due to a reduction in customer use of overdraft services and changes in overdraft regulations. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve Board prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. In 2009, we recorded a gain of $983 thousand on the sale of student loans. The Company suspended its student loan origination activities in 2009 as a result of changes mandated by the Department of Education.

Table 3 — Noninterest Income (in thousands):

	2011	Increase (Decrease)	2010	Increase (Decrease)	2009
Trust fees	$12,671	$1,862	$10,809	$1,726	$9,083
Service charges on deposit accounts	17,689	(2,415)	20,104	(1,852)	21,956
ATM, interchange and credit card fees	13,587	2,311	11,276	1,730	9,546
Real estate mortgage operations	3,943	131	3,812	903	2,909
Net gain on sale of available-for-sale securities	492	129	363	(1,488)	1,851
Net gain on sale of student loans	—	—	—	(983)	983
Net gain (loss) on sale of foreclosed assets	(1,315)	(1,772)	457	1,005	(548)
Other:
Check printing fees	209	(40)	249	(185)	434
Safe deposit rental fees	453	5	448	2	446
Exchange fees	103	(1)	104	13	91
Credit life and debt protection fees	246	51	195	(7)	202
Brokerage commissions	226	(47)	273	(23)	296
Interest on loan recoveries	598	159	439	146	293
Gain on sales of assets	897	945	(48)	(37)	(11)
Miscellaneous income	1,639	642	997	(70)	1,067

Total other	4,371	1,714	2,657	(161)	2,818

Total Noninterest Income	$51,438	$1,960	$49,478	$880	$48,598

Noninterest Expense. Total noninterest expense for 2011 was $104.6 million, an increase of $6.4 million, or 6.5%, as compared to 2010. Noninterest expense for 2010 amounted to $98.3 million, an increase of $4.3 million, or 4.5%, as compared to 2009. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2011 was 48.37% compared to 49.49% for 2010, and 50.11% for 2009. The 2010 ratio includes the extraordinary item.

Included in noninterest expense in 2010 were certain costs related to the acquisition of Sam Houston Financial Corp. and its wholly owned subsidiary, First Financial Bank, Huntsville, Texas (formerly The First State Bank, Huntsville, Texas). These acquisition-related costs included $239 thousand in data processing expenses, $151 thousand in legal fees and $60 thousand in other related acquisition costs. The acquisition was consummated on November 1, 2010.

Salaries and employee benefits for 2011 totaled $56.3 million, an increase of $3.6 million, or 6.9%, as compared to 2010. The principal causes of this increase were increases in salaries and related payroll taxes and profit sharing expense. The increase in salaries and payroll taxes were largely the result of annual merit increases. Also contributing to these increases were the salaries and employee benefits expenses included in our operations beginning November 1, 2010 related to our Huntsville acquisition.

All other categories of noninterest expense for 2011 totaled $48.4 million, an increase of $2.8 million, or 6.0%, as compared to 2010. The increase in noninterest expense was largely the result of increases in ATM, interchange and credit card expenses of $1.1 million, net occupancy expense of $420 thousand, equipment expense of $324 thousand, professional and service fees of $393 thousand and advertising of $522 thousand. The increase in ATM, interchange and credit card expenses was largely the result of increased use of debit cards discussed above. The increases in net occupancy and equipment expenses were partly the result of our Huntsville acquisition (discussed above). The increase in advertising expense resulted from our new marketing campaign. The increase in professional and service fees was largely the result of technology conversion and other expenses related to the Huntsville acquisitions and volume-related increases in expenses related to internet and mobile banking products. Partially offsetting these increases were a reduction in FDIC insurance premiums of $1.4 million and reduction in several other categories of noninterest expense. The decrease in FDIC insurance premiums resulted from changes in the insurance assessment base and rates under the Dodd-Frank Act.

Salaries and employee benefits for 2010 totaled $52.6 million, an increase of $3.2 million, or 6.4%, as compared to 2009. The primary causes of this increase were an increase in profit sharing expense, overall pay increases and an increase in employee medical expenses offset by a reduction in pension expense.

All other categories of noninterest expense for 2010 totaled $45.6 million, an increase of $1.1 million, or 2.5%, as compared to 2009. The increase in noninterest expense was largely the result of increases in ATM expense of $579 thousand, other real estate expense of $529 thousand, advertising of $341 thousand and acquisition-related expenses (discussed above). The increase in ATM expense was largely the result of increased use of debit cards discussed above. The increase in other real estate expenses was the result of a higher volume of foreclosed real estate. The increase in advertising expense reflected marketing efforts to capitalize on our being recognized in January 2010 as the best-performing bank in the nation in the $3 billion-plus category by Bank Director Magazine. Partially offsetting these increases were a reduction in FDIC insurance premiums of $893 thousand and reduction in several other categories of noninterest expense.

Table 4 — Noninterest Expense (in thousands):

	2011	Increase (Decrease)	2010	Increase (Decrease)	2009
Salaries	$42,667	$3,119	$39,548	$887	$38,661
Medical	3,647	(149)	3,796	369	3,427
Profit sharing	4,688	389	4,299	1,939	2,360
Pension	354	(129)	483	(255)	738
401(k) match expense	1,305	85	1,220	42	1,178
Payroll taxes	3,168	260	2,908	100	2,808
Stock option expense	427	40	387	73	314

Total salaries and employee benefits	56,256	3,615	52,641	3,155	49,486
Net occupancy expense	6,862	420	6,442	149	6,293
Equipment expense	7,800	324	7,476	(267)	7,743
Printing, stationery and supplies	1,831	114	1,717	(175)	1,892
FDIC insurance premiums	2,646	(1,354)	4,000	(893)	4,893
ATM, interchange and credit card expenses	4,918	1,139	3,779	579	3,200
Professional and service fees	3,232	393	2,839	296	2,543
Amortization of intangible assets	402	(207)	609	(242)	851

Other:
Data processing fees	497	(197)	694	274	420
Postage	1,381	(53)	1,434	(55)	1,489
Advertising	2,102	522	1,580	341	1,239
Correspondent bank service charges	804	37	767	(265)	1,032
Telephone	1,485	113	1,372	16	1,356
Public relations and business development	1,715	175	1,540	214	1,326
Directors’ fees	756	3	753	51	702
Audit and accounting fees	1,346	169	1,177	(43)	1,220
Legal fees	792	(29)	821	269	552
Regulatory exam fees	949	77	872	24	848
Travel	695	27	668	142	526
Courier expense	658	74	584	26	558
Operational and other losses	1,064	28	1,036	60	976
Other real estate	1,045	(72)	1,117	529	588
Other miscellaneous expense	5,388	1,050	4,338	71	4,267

Total other	20,677	1,924	18,753	1,654	17,099

Total Noninterest Expense	$104,624	$6,368	$98,256	$4,256	$94,000

Income Taxes. Income tax expense was $23.8 million for 2011 as compared to $20.1 million for 2010 ($20.8 million including the extraordinary item) and $18.6 million for 2009. Our effective tax rates on pretax income were 25.8%, 25.6% (25.8% including the extraordinary item), and 25.6%, respectively, for the years 2011, 2010 and 2009. The effective tax rates differ from the statutory federal tax rate of 35.0% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for new home construction and owner-occupied commercial real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of December 31, 2011, total loans held for investment were $1.776 billion, an increase of $98.7 million, as compared to December 31, 2010. As compared to year-end 2010, real estate loans increased $61.7 million, commercial, financial and agricultural loans increased $14.8 million, and consumer loans increased $22.3 million. Loans averaged $1.72 billion during 2011, an increase of $171.7 million over the 2010 average balances.

Table 5 — Composition of Loans (in thousands):

	December 31,
	2011	2010	2009	2008	2007
Commercial, financial and agricultural	$539,547	$524,757	$508,431	$485,707	$493,478
Real estate — construction	80,881	91,815	77,711	158,000	196,250
Real estate — mortgage	943,139	870,551	752,735	678,788	626,146
Consumer, net of unearned income	212,348	190,064	175,492	243,648	212,146

Total loans held for investment	$1,775,915	$1,677,187	$1,514,369	$1,566,143	$1,528,020

Our real estate loans represent approximately 57.7% of our loan portfolio and are comprised of (i) commercial real estate loans (30.6%), generally owner occupied, (ii) 1-4 family residence loans (39.1%), (iii) residential development and construction loans (5.3%), which includes our custom and speculation home construction loans, (iv) commercial development and construction loans (4.2%) and (v) other (20.8%).

Loans held for sale totaled $10.6 million and $13.2 million at December 31, 2011 and 2010, respectively, in which the carrying amounts approximate market.

Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2011 (in thousands):

The following tables summarize maturity and repricing information for the commercial, financial, and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2011:

	One Year or less	After One Year Through Five Years	After Five Years	Total
Commercial, financial, and agricultural	$242,137	$173,735	$123,675	$539,547
Real estate — construction	33,824	28,333	18,724	80,881

	$275,961	$202,068	$142,399	$620,428

Maturities After One Year
Loans with fixed interest rates	$261,791
Loans with floating or adjustable interest rates	82,676

$344,467

Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days still accruing and restructured loans plus foreclosed assets, were $29.5 million at December 31, 2011, as compared to $26.0 million at December 31, 2010 and $22.1 million at December 31, 2009. As a percent of loans and foreclosed assets, these assets were 1.64% at December 31, 2011, as compared to 1.53% at December 31, 2010 and 1.46% at December 31, 2009. As a percent of total assets, these assets were 0.72% at December 31, 2011, as compared to 0.69% at December 31, 2010 and 0.67% at December 31, 2009. The higher level of these assets in 2011 was a result of the continued slower national and Texas economy. We believe the level of these assets to be manageable and are not aware of any material classified credit not properly disclosed as nonperforming at December 31, 2011. The increased dollar amount of nonperforming assets compared to a year ago is a result of ongoing weakness in real estate markets and the overall general economy.

Table 7 — Nonaccrual, Past Due 90 Days Still Accruing and Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2011	2010	2009	2008	2007
Nonaccrual loans	$19,975	$15,445	$18,540	$9,893	$3,189
Loans still accruing and past due 90 days or more	96	2,196	15	36	36
Restructured loans	—	—	—	—	—

Nonperforming loans	20,071	17,641	18,555	9,929	3,225
Foreclosed assets	9,464	8,309	3,533	2,602	1,506

Total nonperforming assets	$29,535	$25,950	$22,088	$12,531	$4,731

As a % of loans and foreclosed assets	1.64%	1.53%	1.46%	0.80%	0.31%
As a % of total assets	0.72	0.69	0.67	0.39	0.15

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on the December 31, 2011 impaired loans above of approximately $697,000 during the year ended December 31, 2011. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2011, such income would have approximated $1,533,000.

From time to time, the Company modifies its loan agreement with customers. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collections efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. As a result, as of December 31, 2011, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see “Critical Accounting Policies – Allowance for Loan Losses” earlier in this section. The provision for loan losses was $6.6 million for 2011 as compared to $9.0 million for 2010 and $11.4 million for 2009. The continued provision for loan losses in 2011 reflects the growth in loans and higher levels of nonperforming assets. As a percent of average loans, net loan charge-offs were 0.20% during 2011, 0.35% during 2010 and 0.36% during 2009. The allowance for loan losses as a percent of loans was 1.92% as of December 31, 2011, as compared to 1.84% as of December 31, 2010. Included in Tables 8 and 9 are further analysis of our allowance for loan losses.

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

Table 8 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2011	2010	2009	2008	2007
Balance at January 1,	$31,106	$27,612	$21,529	$17,462	$16,201
Charge-offs:
Commercial, financial and agricultural	735	2,711	1,188	1,937	1,056
Real estate	3,682	2,231	3,072	1,696	—
Consumer	907	1,505	1,950	1,082	742

Total charge-offs	5,324	6,447	6,210	4,715	1,798
Recoveries:
Commercial, financial and agricultural	643	290	190	342	341
Real estate	874	238	122	133	5
Consumer	390	451	562	350	376
All other	—	—	—	—	6

Total recoveries	1,907	979	874	825	728

Net charge-offs	3,417	5,468	5,336	3,890	1,070
Provision for loan losses	6,626	8,962	11,419	7,957	2,331

Balance at December 31,	$34,315	$31,106	$27,612	$21,529	$17,462

Loans at year-end	$1,786,544	$1,690,346	$1,514,369	$1,566,143	$1,528,020
Average loans	1,715,266	1,543,537	1,494,876	1,537,027	1,427,922
Net charge-offs/average loans	0.20%	0.35%	0.36%	0.25%	0.07%
Allowance for loan losses/year-end loans	1.92	1.84	1.82	1.37	1.14
Allowance for loan losses/nonaccrual, past due 90 days still accruing and restructured loans	171.00	176.33	148.81	216.83	541.49

The ratio of our allowance to nonaccrual, past due 90 days still accruing and restructured loans has generally trended downward since 2007, as the economic conditions began to worsen. Although the ratio has declined substantially from prior years when net charge-offs and nonperforming asset levels were historically low, management believes the allowance for loan losses is adequate at December 31, 2011 in spite of these trends.

Table 9 — Allocation of Allowance for Loan Losses (in thousands):

	2011	2010	2009	2008	2007
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial	$9,664	$7,745	$8,840	$7,290	$6,393
Agricultural	1,482	2,299	1,489	1,397	1,393
Real estate	21,533	19,101	16,378	11,572	8,004
Consumer	1,636	1,961	905	1,270	1,672

Total	$34,315	$31,106	$27,612	$21,529	$17,462

Percent of Loans in Each Category of Total Loans:

	2011	2010	2009	2008	2007
Commercial	26.37%	26.17%	28.73%	26.02%	26.52%
Agricultural	4.02	4.87	4.84	4.99	5.78
Real estate	57.66	57.71	54.84	53.43	53.82
Consumer, net of unearned income	11.95	11.25	11.59	15.56	13.88

Included in our loan portfolio are certain other loans not included in Table 7 that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $5.7 million as of December 31, 2011.

Interest-Bearing Deposits in Banks. The Company had interest-bearing deposits in banks of $165.8 million, $243.8 million, and $167.3 million at December 31, 2011, 2010, and 2009, respectively. At December 31, 2011, our interest-bearing deposits in banks included $96.6 million maintained at the Federal Reserve Bank of Dallas, $61.2 million invested in FDIC-insured certificates of deposit at unaffiliated banks, $5.5 million invested in money market accounts at an unaffiliated regional bank, and $2.5 million on deposit with the Federal Home Loan Bank of Dallas. The average balance of interest-bearing deposits in banks was $176.6 million, $185.8 million and $58.2 million in 2011, 2010 and 2009, respectively. The average yield on interest-bearing deposits in banks was 0.69%, 0.83% and 0.59% in 2011, 2010 and 2009, respectively. The Company increased its investment in interest-bearing deposits in banks in 2010 primarily by investing funds in (i) FDIC-insured certificate of deposits at unaffiliated banks, (ii) money market account at an unaffiliated bank and (iii) the Federal Reserve Bank of Dallas for better interest rates and less interest rate risk. The continued high level in our interest-bearing deposits in banks is the result of several factors including cash flows from maturing investment securities, growth in deposits and fluctuating deposits from large depository customers.

Trading Securities. As of December 31, 2011 and 2010, the Company did not hold trading securities, but did hold such securities during 2009. The trading securities portfolio was a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities were carried at estimated fair value with unrealized gains and losses included in earnings. The average balance on trading securities in 2009 was $33.6 million and the average yield was 0.45%. The Company purchased trading securities in 2009 to improve its yield and to diversify its Federal Funds sold portfolio. However, due to significantly lower interest rates, the Company deployed these funds in other assets, with higher yields.

Available-for-Sale and Held-to-Maturity Securities. At December 31, 2011, securities with a fair value of $1.841 billion were classified as securities available-for-sale and securities with an amortized cost of $3.6 million were classified as securities held-to-maturity. As compared to December 31, 2010, the available-for-sale portfolio at December 31, 2011, reflected (1) a decrease of $169 thousand in U. S. Treasury securities; (2) a decrease of $17.9 million in obligations of U.S. government sponsored-enterprises and agencies; (3) an increase of $154.8 million in obligations of states and political subdivisions; (4) an increase of $70.6 million in corporate bonds and other; and (5) an increase of $96.9 million in mortgage-backed securities. As compared to December 31, 2009, the available-for-sale portfolio at December 31, 2010, reflected (1) an increase of $15.5 million in U. S. Treasury securities; (2) an increase of $7.2 million in obligations of U.S. government sponsored-enterprises and agencies; (3) an increase of $94.3 million in obligations of states and political subdivisions; (4) a decrease of $18.1 million in corporate bonds and other; and (5) an increase of $168.2 million in mortgage-backed securities. Securities-available-for-sale included fair value adjustments of $83.9 million, $40.2 million and $55.9 million at December 31, 2011, 2010, and 2009, respectively. We did not hold any collateralized mortgage obligations or structured notes as of December 31, 2011 that we consider to be high risk. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See Table 10 and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2011 and 2010.

Table 10 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at December 31, 2011 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$2,798	7.75%	$389	7.75%	$—	—%	$—	—%	$3,187	7.75%
Mortgage-backed securities	3	5.62	334	2.96	85	2.13	—	—	422	3.24

Total	$2,801	7.74%	$723	4.86%	$85	2.13%	$—	—%	$3,609	7.22%

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities	$9,066	1.29%	$6,281	1.76%	$—	—%	$—	—%	$15,347	1.48%
Obligations of U.S. government sponsored-enterprises and agencies	92,541	3.01	162,906	2.22	5,899	1.51	—	—	261,346	2.48
Obligations of states and political subdivisions	33,650	5.69	212,028	5.24	430,012	6.25	28,981	7.32	704,671	5.94
Corporate bonds and other securities	15,575	3.79	62,955	2.93	52,944	3.02	—	—	131,474	3.17
Mortgage-backed securities	46,948	5.37	524,370	3.25	157,200	3.30	33	1.63	728,551	3.39

Total	$197,780	4.07%	$968,540	3.99%	$646,055	5.21%	$29,014	7.31%	$1,841,389	4.18%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of December 31, 2011, the investment portfolio had an overall tax equivalent yield of 4.18%, a weighted average life of 4.01 years and modified duration of 3.53 years.

Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $3.335 billion as of December 31, 2011, as compared to $3.113 billion as of December 31, 2010 and $2.685 billion as of December 31, 2009. Table 11 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more:

Table 11 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$973,588	—	$811,464	—	$758,112	—
Interest-bearing deposits
Interest-bearing checking	801,816	0.13%	679,816	0.25%	604,731	0.33%
Savings and money market accounts	577,519	0.16	470,925	0.28	443,509	0.43
Time deposits under $100,000	352,865	0.70	348,464	1.25	360,364	1.69
Time deposits of $100,000 or more	433,550	0.78	447,915	1.26	346,671	1.86

Total interest-bearing deposits	2,165,750	0.36%	1,947,120	0.67%	1,755,275	0.94%

Total average deposits	$3,139,338		$2,758,584		$2,513,387

As of December 31, 2011
Three months or less	$159,949
Over three through six months	115,099
Over six through twelve months	126,009
Over twelve months	32,756

Total time deposits of $100,000 or more	$433,813

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $207.8 million, $178.4 million and $146.1 million at December 31, 2011, 2010, and 2009, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds. The average balances of federal funds purchased and securities sold under repurchase agreements were $196.2 million, $172.5 million and $183.2 million in 2011, 2010 and 2009 respectively. The average rates paid on federal funds purchased and securities sold under repurchase agreements were 0.10%, 0.26% and 0.44% in 2011, 2010 and 2009, respectively. The weighted average rate on federal funds purchased and securities sold under repurchase agreements was 0.10%, 0.10% and 0.40% at December 31, 2011, 2010 and 2009, respectively. The highest amount of federal funds purchased and securities sold under repurchase agreements at any month end during 2011, 2010 and 2009 was $215.8 million, $244.7 million and $244.2 million, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $508.5 million, or 12.34% of total assets, at December 31, 2011, as compared to $441.7 million, or 11.7% of total assets, at December 31, 2010. During 2011, total shareholders’ equity averaged $473.4 million, or 12.30% of average assets, as compared to $434.1 million, or 12.8% of average assets, during 2010 and $394.8 million, or 12.6% of average assets, during 2009.

Banking regulators measure capital adequacy by means of the risk-based capital ratios and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based, Tier 1 risked-based and leverage ratios are 8.00%, 4.00% and 3.00%, respectively. As of December 31, 2011, our total risk-based, Tier 1 risked-based and leverage capital ratios were 18.74%, 17.49% and 10.33%, respectively, as compared to total risk-based, Tier 1 risked-based and leverage capital ratios of 18.26%, 17.01% and 10.28% as of December 31, 2010. We believe by all measurements our capital ratios remain well above regulatory minimums.

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

As of December 31, 2011, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.53% and 1.05%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 50 basis points would result in a negative variance in a net interest income of 2.35% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 50 basis points as of December 31, 2011 is considered remote given current interest rate levels. Our model simulations also indicated that if interest rates remain unchanged, our net interest income for 2012 would decrease by 1.99% compared to 2011. Such a decrease would be largely attributable reinvesting proceeds from investment security maturities and pay downs at current market interest rates. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 12 and 13. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $207.8 million at December 31, 2011, and an unfunded $25.0 million line of credit established with The Frost National Bank, a nonaffiliated bank which matures on June 30, 2013. First Financial Bank, N. A., Abilene also has federal funds purchased lines of credit with two non-affiliated banks totaling $80.0 million. Six of our subsidiary banks have available lines of credit with the Federal Home Loan Bank of Dallas totaling $217.2 million secured by portions of their loan portfolios and certain investment securities. At December 31, 2011, $69.4 million in letters of credit issued by the Federal Home Loan Bank of Dallas were outstanding under these lines of credit. These letters of credit were pledged as collateral for public funds held by subsidiary banks.

The Company renewed its loan agreement, effective June 30, 2011, with The Frost National Bank. Under the loan agreement, as renewed and amended, the Company is permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2013, interest is paid quarterly at the Wall Street Journal Prime Rate and the line of credit matures June 30, 2013. If a balance exists at June 30, 2013, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at the election of the Company at the Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. Management believes the Company was in compliance with the financial and operational covenants at December 31, 2011. There was no outstanding balance under the line of credit as of December 31, 2011 or 2010.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company, which totaled $52.1 million at December 31, 2011, available dividends from subsidiary banks which totaled $59.8 million at December 31, 2011, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.

Table 12 — Contractual Obligations as of December 31, 2011 (in thousands):

	Payment Due by Period
	Total Amounts	Less than 1 year	2 - 3 years	4 - 5 years	Over 5 years
Deposits with stated maturity dates	$752,298	$680,500	$61,087	$10,702	$9
Pension obligation	15,867	1,310	2,837	3,021	8,699
Operating leases	2,700	714	1,058	741	187
Outsourcing service contracts	918	918	—	—	—

Total Contractual Obligations	$771,783	$683,442	$64,982	$14,464	$8,895

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

Table 13 – Commitments as of December 31, 2011 (in thousands):

	Total Notional Amounts Committed	Less than 1 year	2 - 3 years	4 - 5 years	Over 5 years
Unfunded lines of credit	$449,100	$439,309	$2,845	$1,444	$5,502
Unfunded commitments to extend credit	67,115	29,423	4,179	2,361	31,152
Standby letters of credit	20,533	16,776	3,757	—	—

Total Commercial Commitments	$536,748	$485,508	$10,781	$3,805	$36,654

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At December 31, 2011, approximately $59.8 million was available for the payment of intercompany dividends by the subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $47.4 million in 2011 and $41.1 million in 2010.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with The Frost National Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 43.6%, 47.6% and 52.6% of net earnings, respectively, in 2011, 2010 and 2009. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

Our two state bank subsidiaries, which are members of the Federal Reserve System, and each national banking association are required by federal law to obtain the prior approval of the Federal Reserve Board and the OCC, respectively, to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2011 and 2010. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2011
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$39,888	$40,164	$40,241	$39,727
Interest expense	1,704	1,854	2,065	2,400

Net interest income	38,184	38,310	38,176	37,327
Provision for loan losses	1,221	1,354	1,924	2,127

Net interest income after provision for loan losses	36,963	36,956	36,252	35,200
Noninterest income	12,628	13,844	11,852	12,623
Net gain on securities transactions	164	67	42	219
Noninterest expense	26,257	26,320	25,888	26,161

Earnings before income taxes	23,498	24,547	22,258	21,881
Income tax expense	6,032	6,460	5,738	5,586

Net earnings	$17,466	$18,087	$16,520	$16,295

Per Share Data:
Earnings per share, basic	$0.56	$0.58	$0.53	$0.52
Earnings per share, assuming dilution	0.55	0.57	0.52	0.52
Cash dividends declared	0.24	0.24	0.24	0.23
Book value at period-end	16.16	15.87	15.19	14.51
Common stock sales price:
High	$34.19	$34.90	$37.16	$35.55
Low	25.01	24.56	32.16	32.00
Close	33.43	26.16	34.45	34.25

	2010
	4th	3rd	2nd	1st
Summary Income Statement Information:
Interest income	$39,041	$37,259	$37,054	$36,345
Interest expense	2,887	3,345	3,596	3,699

Net interest income	36,154	33,914	33,458	32,646
Provision for loan losses	1,992	1,988	2,973	2,010

Net interest income after provision for loan losses	34,162	31,926	30,485	30,636
Noninterest income	12,586	12,919	12,498	11,109
Net gain on securities transactions	284	7	72	1
Noninterest expense	26,261	24,706	23,951	23,338

Earnings before income taxes and extraordinary item	20,771	20,146	19,104	18,408
Income tax expense	5,256	5,213	4,906	4,691

Net earnings before extraordinary item	15,515	14,933	14,198	13,717
Extraordinary item	—	1,296	—	—

	$15,515	$16,229	$14,198	$13,717

Per Share Data:
Earnings per share, basic before extraordinary item	$0.49	$0.48	$0.45	$0.44
Earnings per share, assuming dilution before extraordinary item	0.49	0.48	0.45	0.44
Earnings per share, basic	0.49	0.52	0.45	0.44
Earnings per share, assuming dilution	0.49	0.52	0.45	0.44
Cash dividends declared	0.23	0.23	0.23	0.23
Book value at period-end	14.06	14.42	13.78	13.55
Common stock sales price:
High	$35.31	$33.89	$36.63	$36.68
Low	30.67	29.03	32.06	33.34
Close	34.17	31.33	32.06	34.37

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

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

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of December 31, 2011.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.

First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 22, 2012, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

First Financial Bankshares, Inc.

We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Financial Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First Financial Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of First Financial Bankshares, Inc. and subsidiaries and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 22, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2011.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	481,024	$29.11	605,905
Equity compensation plans not approved by security holders	—	—	—

Total	481,024	$29.11	605,905

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements -

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Earnings for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 22, 2012	By:	/s/ F. SCOTT DUESER
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

Name	Title	Date
/s/ F. SCOTT DUESER F. Scott Dueser	Chairman of the Board, Director, President, and Chief Executive Officer (Principal Executive Officer)	February 22, 2012

/s/ J. BRUCE HILDEBRAND J. Bruce Hildebrand	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2012

/s/ STEVEN L. BEAL	Director	February 22, 2012
Steven L. Beal

/s/ TUCKER S. BRIDWELL	Director	February 22, 2012
Tucker S. Bridwell

/s/ JOSEPH E. CANON	Director	February 22, 2012
Joseph E. Canon

/s/ DAVID COPELAND	Director	February 22, 2012
David Copeland

Name	Title	Date
/s/MURRAY EDWARDS	Director	February 22, 2012
Murray Edwards

/s/RONALD GIDDIENS	Director	February 22, 2012
Ronald Giddiens

/s/ KADE L. MATTHEWS	Director	February 22, 2012
Kade L. Matthews

/s/ DIAN GRAVES STAI	Director	February 22, 2012
Dian Graves Stai

/s/ JOHNNY TROTTER	Director	February 22, 2012
Johnny Trotter

Exhibits Index

The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q Quarterly Report filed May 4, 2011).

3.2	—	Amended and Restated Bylaws, and all amendments thereto, of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K Annual Report filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 1, 2010).

10.2	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report filed May 4, 2010).

10.3	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of Registrant’s Form 10-Q Quarterly Report filed May 4, 2010).

10.4	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-Q Quarterly Report filed May 4, 2010).

10.5	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report filed August 2, 2011).

10.6	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed January 3, 2007).

10.7	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed January 2, 2008).

10.8	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q Quarterly Report filed July 25, 2008).

10.9	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 23, 2008).

10.10	—	Sixth Amendment to Loan Agreement, dated June 16, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10-7 of the Registrant’s Form 8-K filed June 30, 2009).

10.11	—	Seventh Amendment to Loan Agreement, dated December 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K filed December 31, 2009).

10.12	—	Eighth Amendment to Loan Agreement, dated June 30, 2011, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.9 of the Registrant’s Form 8-K filed June 30, 2011).

21.1	—	Subsidiaries of the Registrant.*

23.1	—	Consent of Ernst & Young LLP.*

24.1	—	Power of Attorney (included on signature page of this Form 10-K).*

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*
101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed	herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

First Financial Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dallas, Texas

February 22, 2012

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in thousands, except share and per share amounts)

	2011	2010
ASSETS
CASH AND DUE FROM BANKS	$146,239	$124,177
FEDERAL FUNDS SOLD	—	—
INTEREST-BEARING DEPOSITS IN BANKS	104,597	140,090

Total cash and cash equivalents	250,836	264,267
INTEREST-BEARING TIME DEPOSITS IN BANKS	61,175	103,686
SECURITIES AVAILABLE-FOR-SALE, at fair value	1,841,389	1,537,178
SECURITIES HELD-TO-MATURITY (fair value of $3,655 in 2011 and $9,240 in 2010)	3,609	9,064
LOANS:
Held for investment	1,775,915	1,677,187
Less – allowance for loan losses	(34,315)	(31,106)

Net loans held for investment	1,741,600	1,646,081
Held for sale	10,629	13,159

Net loans	1,752,229	1,659,240
BANK PREMISES AND EQUIPMENT, net	76,483	70,162
INTANGIBLE ASSETS	72,122	72,524
OTHER ASSETS	62,688	60,246

Total assets	$4,120,531	$3,776,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$1,101,576	$959,473
INTEREST-BEARING DEPOSITS	2,233,222	2,153,828

Total deposits	3,334,798	3,113,301
DIVIDENDS PAYABLE	7,550	7,120
SHORT-TERM BORROWINGS	207,756	178,356
OTHER LIABILITIES	61,890	35,902

Total liabilities	3,611,994	3,334,679

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value; authorized 40,000,000 shares; 31,459,635 and 20,942,141 issued at December 31, 2011 and 2010, respectively	314	209
Capital surplus	276,127	274,629
Retained earnings	184,871	146,397
Treasury stock (shares at cost: 258,235 and 166,329 at December 31, 2011 and 2010, respectively)	(4,597)	(4,207)
Deferred Compensation	4,597	4,207
Accumulated other comprehensive earnings	47,225	20,453

Total shareholders’ equity	508,537	441,688

Total liabilities and shareholders’ equity	$4,120,531	$3,776,367

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

	2011	2010	2009
INTEREST INCOME:
Interest and fees on loans	$98,767	$92,715	$90,932
Interest on investment securities:
Taxable	37,721	36,227	36,964
Exempt from federal income tax	22,312	19,216	17,983
Interest on federal funds sold and interest-bearing deposits in banks	1,221	1,541	415
Interest on trading securities	—	—	151

Total interest income	160,021	149,699	146,445

INTEREST EXPENSE:
Interest on deposits	7,822	13,071	16,474
Other	202	457	800

Total interest expense	8,024	13,528	17,274

Net interest income	151,997	136,171	129,171
PROVISION FOR LOAN LOSSES	6,626	8,962	11,419

Net interest income after provision for loan losses	145,371	127,209	117,752

NONINTEREST INCOME:
Trust fees	12,671	10,809	9,083
Service charges on deposit accounts	17,689	20,104	21,956
ATM and credit card fees	13,587	11,276	9,546
Real estate mortgage operations	3,943	3,812	2,909
Net gain on sale of available-for-sale securities	492	363	1,851
Net gain on sale of student loans	—	—	983
Net gain (loss) on sale of foreclosed assets	(1,315)	457	(548)
Other	4,371	2,657	2,818

Total noninterest income	51,438	49,478	48,598

NONINTEREST EXPENSE:
Salaries and employee benefits	56,256	52,641	49,486
Net occupancy expense	6,862	6,442	6,293
Equipment expense	7,800	7,476	7,743
FDIC insurance premiums	2,646	4,000	4,893
ATM, interchange and credit card expenses	4,918	3,779	3,200
Professional and service fees	3,232	2,839	2,543
Printing, stationery and supplies	1,831	1,717	1,892
Amortization of intangible assets	402	609	851
Other expenses	20,677	18,753	17,099

Total noninterest expense	104,624	98,256	94,000

EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	92,185	78,431	72,350
INCOME TAX EXPENSE	23,816	20,068	18,553

NET EARNINGS BEFORE EXTRAORDINARY ITEM	68,369	58,363	53,797
EXTRAORDINARY ITEM – EXPROPRIATION OF LAND, NET OF INCOME TAXES OF $697	—	1,296	—

NET EARNINGS	$68,369	$59,659	$53,797

NET EARNINGS PER SHARE, BASIC BEFORE EXTRAORDINARY ITEM	$2.17	$1.87	$1.72

NET EARNINGS PER SHARE, ASSUMING DILUTION BEFORE EXTRAORDINARY ITEM	$2.17	$1.87	$1.72

NET EARNINGS PER SHARE, BASIC	$2.17	$1.91	$1.72

NET EARNINGS PER SHARE, ASSUMING DILUTION	$2.17	$1.91	$1.72

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
NET EARNINGS	$68,369	$59,659	$53,797
OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	44,279	(15,332)	32,006
Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(492)	(363)	(1,851)
Minimum liability pension adjustment, before income tax	(2,599)	(650)	963

Total other items of comprehensive earnings	41,188	(16,345)	31,118
Income tax benefit (expense) related to:
Investment securities	(15,325)	5,493	(10,554)
Minimum liability pension adjustment	909	227	(337)

	(14,416)	5,720	(10,891)

COMPREHENSIVE EARNINGS	$95,141	$49,034	$74,024

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

								Accumulated
								Other
								Comprehensive	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Earnings	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Losses)	Equity
BALANCE, December 31, 2008	20,799,198	$208	$268,087	$89,637	(158,811)	$(3,500)	$3,500	$10,850	$368,782
Net earnings	—	—	—	53,797	—	—	—	—	53,797
Stock option exercises	27,233	—	682	—	—	—	—	—	682
Cash dividends declared, $0.91 per share	—	—	—	(28,311)	—	—	—	—	(28,311)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	626	626
Change in unrealized gain on investment in securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	19,601	19,601
Additional tax benefit related to directors’ deferred compensation plan	—	—	211	—	—	—	—	—	211
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(4,025)	(333)	333	—	—
Stock option expense	—	—	314	—	—	—	—	—	314

BALANCE, December 31, 2009	20,826,431	$208	$269,294	$115,123	(162,836)	$(3,833)	$3,833	$31,077	$415,702
Net earnings	—	—	—	59,659	—	—	—	—	59,659
Stock issued in acquisition of Sam Houston Financial Corp.	85,306	1	4,031	—	—	—	—	—	4,032
Stock option exercises	30,404	—	789	—	—	—	—	—	789
Cash dividends declared, $0.91 per share	—	—	—	(28,385)	—	—	—	—	(28,385)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(423)	(423)
Change in unrealized gain on investment in securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(10,201)	(10,201)
Additional tax benefit related to directors’ deferred compensation plan	—	—	128	—	—	—	—	—	128
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(3,493)	(374)	374	—	—
Stock option expense	—	—	387	—	—	—	—	—	387

BALANCE, December 31, 2010	20,942,141	$209	$274,629	$146,397	(166,329)	$(4,207)	$4,207	$20,453	$441,688
Net earnings	—	—	—	68,369					68,369
Stock option exercises	36,317	—	950	—	—	—	—	—	950
Cash dividends declared, $0.95 per share	—	—	—	(29,790)	—	—	—	—	(29,790)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(1,690)	(1,690)
Change in unrealized gain on investment in securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	28,462	28,462
Additional tax benefit related to directors’ deferred compensation plan	—	—	121	—	—	—	—	—	121
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(8,760)	(390)	390	—	—
Stock option expense	—	—	427	—	—	—	—	—	427
Three-for-two stock split in the form of a 50% stock dividend	10,481,177	105	—	(105)	(83,146)	—	—	—	—

BALANCE, December 31, 2011	31,459,635	$314	$276,127	$184,871	(258,235)	$(4,597)	$4,597	$47,225	$508,537

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$68,369	$59,659	$53,797
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,352	7,102	7,746
Provision for loan losses	6,626	8,962	11,419
Securities premium amortization (discount accretion), net	8,251	4,460	1,636
Gain on sale of assets, net	(80)	(2,765)	(2,275)
Deferred federal income tax expense (benefit)	2,005	1,089	(221)
Trading security activity, net	—	—	55,991
Change in loans held for sale	2,531	(8,837)	50,444
Change in other assets	(1,075)	4,573	(6,597)
Change in other liabilities	1,132	(2,415)	(425)

Total adjustments	26,742	12,169	117,718

Net cash provided by operating activities	95,111	71,828	171,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of bank, less cash acquired	—	(2,463)	—
Net decrease (increase) in interest-bearing time deposits in banks	42,511	(47,063)	(54,445)
Activity in available-for-sale securities:
Sales	22,970	28,039	50,063
Maturities	1,886,632	1,812,241	182,214
Purchases	(2,171,404)	(2,068,639)	(233,876)
Activity in held-to-maturity securities — maturities	5,458	6,216	8,227
Net increase in loans	(108,152)	(82,823)	(8,344)
Purchases of bank premises and equipment and computer software	(14,777)	(11,240)	(6,481)
Proceeds from sale of other assets	5,732	9,924	4,455

Net cash used in investing activities	(331,030)	(355,808)	(58,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	142,103	99,387	39,246
Net increase in interest-bearing deposits	79,394	179,237	62,758
Net increase (decrease) in short-term borrowings	29,400	32,262	(89,504)
Common stock transactions:
Proceeds of stock issuances	950	789	682
Dividends paid	(29,359)	(28,346)	(28,302)

Net cash provided by (used in) financing activities	222,488	283,329	(15,120)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,431)	(651)	98,208
CASH AND CASH EQUIVALENTS, beginning of year	264,267	264,918	166,710

CASH AND CASH EQUIVALENTS, end of year	$250,836	$264,267	$264,918

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of eleven banks located in Texas as of December 31, 2011. Those subsidiary banks are First Financial Bank, National Association, Abilene; First Financial Bank, Hereford; First Financial Bank, National Association, Sweetwater; First Financial Bank, National Association, Eastland; First Financial Bank, National Association, Cleburne; First Financial Bank, National Association, Stephenville; First Financial Bank, National Association, San Angelo; First Financial Bank, National Association, Weatherford; First Financial Bank, National Association, Southlake; First Financial Bank, National Association, Mineral Wells and First Financial Bank, Huntsville. Each subsidiary bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company also owns First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., First Financial Investments, Inc. and First Technology Services, Inc. During 2011, First Financial Bankshares of Delaware, Inc and First Financial Investments of Delaware, Inc. were merged into the Company.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Bankshares and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to 2009 and 2010 financial statements to conform to the 2011 presentation.

Stock Split

On April 26, 2011, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend effective for shareholders of record on May 16, 2011 that was distributed on June 1, 2011. All share and per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the year ended December 31, 2011.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Stock Repurchase

On October 26, 2011, the Company’s Board of Directors authorized the repurchase of up to 750,000 shares of its common stock through September 30, 2014. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through December 31, 2011, no shares have been repurchased under this authorization.

Investment Securities

Management classifies debt and equity securities as trading, available-for-sale, or held-to-maturity based on its intent. Securities classified as trading are recorded at estimated fair value with unrealized gains and losses included in earnings. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as trading or held-to-maturity are classified as available-for-sale and recorded at estimated fair value. Available-for-sale unrealized gains and unrealized losses judged to be temporary, net of deferred income taxes, are excluded from earnings and reported as a separate component of shareholders’ equity.

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available-for-sale and held-to-maturity unrealized losses judged other than temporary are included in gain (loss) on sale of available-for-sale securities and a new cost basis is established. Available-for-sale and held- to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity, (ii) whether it is more likely than not that we will have to sell our securities prior to recovery and/or maturity, (iii) the length of time and extent to which the fair value has been less than costs, and (iv) the financial condition of the issuer. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

Estimated fair values are determined based on methodologies in accordance with current authoritative accounting guidance. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and yield curves. Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

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

December 31, 2011, 2010 and 2009

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

Real estate loans are also subject to underwriting standards and processes similar to commercial and agricultural loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of the real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location, through central, north and west Texas. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. Generally real estate loans are owner occupied which further reduces the Company’s risk.

The Company utilizes methodical credit standards and analysis to supplement its policies and procedures in underwriting consumer loans. The Company’s loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes the Company’s risk.

The allowance is an amount management believes is appropriate to absorb estimated inherent losses on existing loans that are deemed uncollectible based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) general reserve determined in accordance with current authoritative accounting guidance that consider historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed portions of loans and classified loans, is multiplied by the Company’s historical loss rate. The Company’s methodology is constructed

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including unemployment, lending staff, policies and procedures, credit concentrations, trends and severity of problem loans and trends in volume and terms of loans. This additional allocation based on qualitative factors compensates for additional areas of uncertainty inherent in our portfolio that are not reflected in our historic loss factors.

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A further downturn in the economy and employment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally bank regulatory agencies periodically review our allowance for loan losses and could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examination of subsidiary banks.

Accrual of loan interest is discontinued and payments are applied to principal when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally all loans past due greater than 90 days, based on contractual terms, are placed on non-accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Consumer loans are generally charged-off when a loan becomes past due 90 days. For other loans, facts and circumstances are evaluated in making charge-off decisions.

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

The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2011 and 2010, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. Each of these loans is evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of December 31, 2011, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

The Company originates mortgage loans primarily for sale in the secondary market. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value on an aggregate basis. The mortgage

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

loan sales contracts contain indemnification clauses should the loans default, generally in the first three to six months or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant. Prior to 2010, the Company also originated student loans for sale to the Department of Education or another financial institution. These student loans were guaranteed by an agency of the U. S. Government. During 2009, the Company suspended its student loan origination activities as a result of changes mandated by the Department of Education. There were no outstanding balances of student loans at December 31, 2011 or 2010.

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

Other Real Estate

Other real estate is foreclosed property held pending disposition and is initially recorded at fair value, less estimated costs to sell. At foreclosure, if the fair value of the real estate, less estimated costs to sell, is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating and holding expenses of such properties, net of related income, and gains and losses on their disposition are included in net gain (loss) on sale of foreclosed assets as incurred.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill and intangible assets with indefinite lives are not amortized, but rather tested annually for impairment as of June 30 each year and totaled $71.9 million at both December 31, 2011 and 2010. There was no impairment recorded for the years ended December 31, 2011, 2010 and 2009.

The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was approximately $49.6 million at both December 31, 2011 and 2010, and is deductible for federal income tax purposes.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, including interest-bearing deposits in banks with original maturity of 90 days or less, and federal funds sold.

Accumulated Other Comprehensive Income (Loss)

Unrealized gains on the Company’s available-for-sale securities (after applicable income tax expense) totaling $54,566,000 and $26,107,000 at December 31, 2011 and 2010, respectively, and the minimum pension liability totaled (after applicable income tax benefit) totaling $7,343,000 and $5,654,000 at December 31, 2011 and 2010, respectively, are included in accumulated other comprehensive income.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company recorded stock option expense totaling $427,000, $387,000 and $314,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising Costs

Advertising costs are expensed as incurred.

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common stock shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options is reflected by application of the treasury stock

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the period. The following table reconciles the computation of basic EPS to dilutive EPS:

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the year ended December 31, 2011
Net earnings per share, basic	$68,369	31,443,712	$2.17
Effect of stock options	—	18,252	—

Net earnings per share, assuming dilution	$68,369	31,461,964	$2.17

For the year ended December 31, 2010:
Net earnings per share, basic	$59,659	31,291,486	$1.91
Effect of stock options	—	28,077	—

Net earnings per share, assuming dilution	$59,659	31,319,563	$1.91

For the year ended December 31, 2009:
Net earnings per share, basic	$53,797	31,220,385	$1.72
Effect of stock options	—	35,800	—

Net earnings per share, assuming dilution	$53,797	31,256,185	$1.72

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

In 2010, the FASB issued authoritative guidance that requires enhanced disclosures about loans including credit risk exposures and the allowance for loan losses. While some of the required disclosures are already included in the management discussion and analysis section of our interim and annual filings, the new guidance requires inclusion of such analyses in the notes to the financial statements. Included in the new guidance are a roll forward of the allowance for loan losses as well as credit quality information, impaired loan, nonaccrual and past due information. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for loan losses, and class of loans. The period-end information became effective in 2010 and the activity-related information became effective in 2011.

In 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new authoritative guidance became effective for the Company in 2011 and did not have a significant impact on the Company’s financial statements.

In 2011, the FASB issued authoritative guidance to provide additional guidance and clarification in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance includes examples illustrating whether a restructuring constitutes a troubled debt restructuring. The authoritative guidance became effective for the Company in 2011 and did not have a significant impact on the Company’s financial statements.

In 2011, the FASB amended its authoritative guidance to require that all changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the authoritative guidance requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The new guidance will be effective in 2012, although certain provisions in the guidance have been deferred to allow the FASB time to redeliberate. The new guidance is not expected to have a significant impact on the Company’s financial statements.

In 2011, the FASB amended its authoritative guidance related to goodwill impairment to give entities the option to first assess quantitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The new guidance is effective for annual and interim impairment tests in 2012, and is not expected to have a significant impact on the Company’s financial statements.

2. INTEREST-BEARING TIME DEPOSITS IN BANKS AND SECURITIES:

Interest-bearing time deposits with banks totaled $61.2 million and $103.7 million at December 31, 2011 and 2010, respectively, and have original maturities generally ranging from one to two years. Of these amounts, $51.8 million and $70.4 million, respectively, are time deposits with balances greater than $100,000 at December 31, 2011 and 2010.

As of December 31, 2011 and 2010, the Company did not hold trading securities but did hold such securities during 2009. The trading securities portfolio was a government securities money market fund comprised primarily of U.S. government agency securities and repurchase agreements collateralized by U.S. government agency securities. The trading securities were carried at estimated fair value with unrealized gains and losses included in earnings. The Company began investing in trading securities in 2008 to improve its yield on daily funds and to lower its exposure on Federal funds. However, due to significantly lower interest rates, the Company deployed these funds in other assets, which yielded a higher rate.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

A summary of the Company’s available-for-sale and held-to-maturity securities as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U. S. Treasury securities	$15,143	$204	$—	$15,347
Obligations of U.S. government sponsored-enterprises and agencies	255,548	5,802	(4)	261,346
Obligations of state and political subdivisions	655,957	48,812	(98)	704,671
Corporate bonds and other	127,514	4,215	(255)	131,474
Mortgage-backed securities	703,280	25,360	(89)	728,551

Total securities available-for-sale	$1,757,442	$84,393	$(446)	$1,841,389

Securities held-to-maturity:
Obligations of state and political subdivisions	$3,187	$30	$—	$3,217
Mortgage-backed securities	422	16	—	438

Total debt securities held-to-maturity	$3,609	$46	$—	$3,655

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2011, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2011 and 2010, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The amortized cost and estimated fair value of debt securities at December 31, 2011, by contractual and expected maturity, are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Due within one year	$148,485	$150,832	$2,798	$2,813
Due after one year through five years	427,520	444,170	389	404
Due after five years through ten years	451,213	488,855	—	—
Due after ten years	26,944	28,981	—	—
Mortgage-backed securities	703,280	728,551	422	438

Total	$1,757,442	$1,841,389	$3,609	$3,655

The following table discloses, as of December 31, 2011 and 2010, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U. S. government sponsored-enterprises and agencies	$3,114	$4	$—	$—	$3,114	$4
Obligations of state and political subdivisions	9,595	98	—	—	9,595	98
Mortgage-backed securities	13,722	89	—	—	13,722	89
Corporate bonds and other	17,533	255	—	—	17,533	255

Total	$43,964	$446	$—	$—	$43,964	$446

	Less than 12 Months		12 Months or Longer		Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$164,437	$5,665	$2,070	$196	$166,507	$5,861
Mortgage-backed securities	110,591	1,880	—	—	110,591	1,880

Total	$275,028	$7,545	$2,070	$196	$277,098	$7,741

The number of investment positions in this unrealized loss position totaled 32 at December 31, 2011. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2011 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at approximately $829,074,000 and $763,412,000 at December 31, 2011 and 2010, respectively, were pledged as collateral for public or trust fund deposits and for other purposes required or permitted by law.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

During 2011, 2010, and 2009, sales of investment securities that were classified as available-for-sale totaled approximately $22,970,000, $28,039,000, and $50,063,000 respectively. Gross realized gains from 2011, 2010, and 2009, securities sales were approximately $505,000, $363,000, and $1,851,000, respectively. Gross realized losses from 2011 securities sales were approximately $13,000. There were no losses on securities sales in 2010 or 2009. The specific identification method was used to determine cost in computing the realized gains and losses.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES:

Major classifications of loans are as follows (in thousands):

	December 31,
	2011	2010
Commercial	$468,224	$442,377
Agricultural	71,323	82,380
Real estate	1,024,020	962,366
Consumer	212,348	190,064

Total loans held for investment	$1,775,915	$1,677,187

Loans held for sale totaled $10.6 million and $13.2 million at December 31, 2011 and 2010, respectively, in which the carrying amounts approximate market.

The Company’s non-accrual loans, loan still accruing and past due 90 days or more restructured loans are as follows (in thousands):

	December 31,
	2011	2010
Non-accrual loans	$19,975	$15,445
Loans still accruing and past due 90 days or more	96	2,196
Restructured loans*	—	—

Total	$20,071	$17,641

*	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

December 31, 2011		December 31, 2010
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$19,975	$5,953	$15,445	$3,152

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The average recorded investment in impaired loans for the years ended December 31, 2011, 2010, and 2009 was approximately $22,348,000, $17,242,000, and $11,239,000 respectively. The Company had approximately $29,535,000, and $25,950,000 in nonaccrual, past due 90 days still accruing, restructured loans and foreclosed assets at December 31, 2011 and 2010, respectively. Non-accrual loans totaled $20.0 million and $15.4 million, respectively, of this amount and consisted of (in thousands):

	December 31,
	2011	2010
Commercial	$3,450	$1,403
Agricultural	145	3,030
Real Estate	16,193	10,675
Consumer	187	337

Total	$19,975	$15,445

No additional funds are committed to be advanced in connection with impaired loans.

The Company’s impaired loans and related allowance as of December 31, 2011 and 2010 is summarized in the following table (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$3,856	$—	$3,450	$3,450	$2,092	$3,801
Agricultural	199	3	142	145	79	246
Real Estate	19,305	1,786	14,407	16,193	3,708	18,068
Consumer	227	29	158	187	74	233

Total	$23,587	$1,818	$18,157	$19,975	$5,953	$22,348

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$1,625	$434	$969	$1,403	$471	$1,622
Agricultural	3,048	405	2,625	3,030	695	3,922
Real Estate	12,518	1,224	9,451	10,675	1,881	11,276
Consumer	449	81	256	337	105	422

Total	$17,640	$2,144	$13,301	$15,445	$3,152	$17,242

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $1,137,000, $425,000 and $691,000 during the years ended December 31, 2011, 2010, and 2009, respectively.

From a credit risk standpoint, the Company classifies its loans in one of four categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans classified as loss are charged-off.

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on our credits as part of our on-going monitoring of the credit quality of our loan

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

portfolio. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

At December 31, 2011 and 2010, the following summarizes the Company’s internal ratings of its loans (in thousands):

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$446,247	$9,227	$12,748	$2	$468,224
Agricultural	68,208	347	2,755	13	71,323
Real Estate	962,932	20,922	40,068	98	1,024,020
Consumer	211,215	302	820	11	212,348

Total	$1,688,602	$30,798	$56,391	$124	$1,775,915

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$414,436	$11,505	$16,346	$90	$442,377
Agricultural	72,124	1,094	9,144	18	82,380
Real Estate	899,532	15,721	47,036	77	962,366
Consumer	188,325	197	1,510	32	190,064

Total	$1,574,417	$28,517	$74,036	$217	$1,677,187

At December 31, 2011 and 2010, the Company’s past due loans are as follows (in thousands):

December 31, 2011	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$1,574	$430	$—	$2,004	$466,220	$468,224	$—
Agricultural	300	60	—	360	70,963	71,323	—
Real Estate	10,215	547	988	11,750	1,012,270	1,024,020	62
Consumer	1,396	128	47	1,571	210,777	212,348	34

Total	$13,485	$1,165	$1,035	$15,685	$1,760,230	$1,775,915	$96

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

December 31, 2010	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$2,138	$241	$713	$3,092	$439,285	$442,377	$20
Agricultural	371	—	—	371	82,009	82,380	—
Real Estate	6,638	1,569	3,792	11,999	950,367	962,366	2,169
Consumer	1,048	180	25	1,253	188,811	190,064	7

Total	$10,195	$1,990	$4,530	$16,715	$1,660,472	$1,677,187	$2,196

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of December 31, 2011 and 2010, is presented below (in thousands). Management has evaluated the appropriateness of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:

	2011	2010
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$5,953	$3,152
Remaining portfolio	28,362	27,954

Total allowance for loan losses	$34,315	$31,106

The following table details the allowance for loan loss at December 31, 2011 and 2010 by portfolio segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$4,647	$758	$8,310	$282	$13,997
Loan collectively evaluated for impairment	5,017	724	13,223	1,354	20,318

Total	$9,664	$1,482	$21,533	$1,636	$34,315

December 31, 2010	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,718	$1,548	$6,829	$445	$12,540
Loan collectively evaluated for impairment	4,027	751	12,272	1,516	18,566

Total	$7,745	$2,299	$19,101	$1,961	$31,106

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Changes in the allowance for loan losses are summarized as follows (in thousands):

	December 31,
	2011	2010	2009
Balance at beginning of year	$31,106	$27,612	$21,529
Add:
Provision for loan losses	6,626	8,962	11,419
Loan recoveries	1,907	979	874
Deduct:
Loan charge-offs	(5,324)	(6,447)	(6,210)

Balance at end of year	$34,315	$31,106	$27,612

For the year ended December 31, 2011 the changes are presented by classification (in thousands):

	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,745	$2,299	$19,101	$1,961	$31,106
Provision for loan losses	1,949	(755)	5,240	192	6,626
Recoveries	610	33	874	390	1,907
Charge-offs	(640)	(95)	(3,682)	(907)	(5,324)

Ending balance	$9,664	$1,482	$21,533	$1,636	$34,315

The Company’s recorded investment in loans as of December 31, 2011 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands):

December 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$21,977	$3,115	$61,088	$1,133	$87,313
Loan collectively evaluated for impairment	446,247	68,208	962,932	211,215	1,688,602

Total	$468,224	$71,323	$1,024,020	$212,348	$1,775,915

December 31, 2010	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$27,941	$10,256	$62,834	$1,739	$102,770
Loan collectively evaluated for impairment	414,436	72,124	899,532	188,325	1,574,417

Total	$442,377	$82,380	$962,366	$190,064	$1,677,187

The Company’s loans that were modified in the year ended December 31, 2011 and considered a troubled debt restructuring are as follows (dollars in thousands):

	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	8	$2,467	$2,467
Agricultural	4	2,566	2,566
Real Estate	9	2,292	2,292
Consumer	—	—	—

Total	21	$7,325	$7,325

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the year ended December 31, 2011.

	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$2,350	$118	$—
Agricultural	—	2,566	—
Real Estate	492	1,468	331
Consumer	—	—	—

Total	$2,842	$4,152	$331

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the year ended December 30, 2011. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of December 31, 2011, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2011 (determined as of each respective year-end) follows (in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance
Year ended December 31, 2011	$30,905	$70,928	$59,285	$42,548

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2011, approximately $721.4 million in loans held by these subsidiaries were subject to blanket liens as security for letters of credit issued under these lines of credit. At December 31, 2011, $69.4 million in letters of credit issued by the Federal Home Loan Bank of Dallas were outstanding under these lines of credit. These letters of credit were pledged as collateral for public funds held by subsidiary banks.

4. BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2011	2010
Land	—	$17,542	$17,900
Buildings	20 to 40 years	76,822	69,429
Furniture and equipment	3 to 10 years	42,844	39,723
Leasehold improvements	Lesser of lease term or 5 to 15 years	3,991	4,035

		141,199	131,087
Less- accumulated depreciation and amortization		(64,716)	(60,925)

		$76,483	$70,162

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 amounted to $5,875,000, $5,604,000, and $6,029,000, respectively and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,646,000, $1,687,000 and $1,647,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

5. DEPOSITS

Time deposits of $100,000 or more totaled approximately $433,813,000 and $480,847,000 at December 31, 2011 and 2010, respectively.

At December 31, 2011, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2012	$680,500
2013	53,997
2014	7,090
2015	5,766
2016	4,936
Thereafter	9

$752,298

Deposits received from related parties at December 31, 2011 and 2010 totaled $93,267,000 and $121,552,000, respectively.

6. LINE OF CREDIT

The Company renewed its loan agreement, effective June 30, 2011, with The Frost National Bank. Under the loan agreement, as renewed and amended, the Company is permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2013, interest is paid quarterly at Wall Street Journal Prime and the line of credit matures June 30, 2013. If a balance exists at June 30, 2013, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at the election of the Company at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Management believes the Company was in compliance with the financial and operational covenants at December 31, 2011. There was no outstanding balance under the line of credit as of December 31, 2011 or 2010.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

7. INCOME TAXES:

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following:

	Year Ended December 31,
	2011	2010	2009
Current federal income tax	$21,727	$19,625	$18,689
Current state income tax	84	51	85
Deferred federal income tax expense (benefit)	2,005	1,089	(221)

Income tax expense	$23,816	$20,765	$18,553

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(9.3)	(9.2)	(9.5)
Effect of state income tax	0.1	0.1	0.1
ESOP tax credit	(0.3)	(0.3)	(0.4)
Other	0.3	0.2	0.4

Effective income tax rate	25.8%	25.8%	25.6%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$12,231	$11,199
Minimum liability in defined benefit plan	3,954	3,044
Recognized for financial reporting purposes but not for tax purposes:
Deferred compensation	1,807	1,621
Write-downs and adjustments to other real estate owned and repossessed assets	538	155
Other deferred tax assets	306	201

Total deferred tax assets	18,836	16,220

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	5,204	3,154
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	7,761	6,583
Recognized for financial reporting purposes but not for tax purposes:
Accretion on investment securities	2,129	2,082
Pension plan contributions	1,668	1,267
Net unrealized gain on investment securities Available-for-sale	29,383	14,057
Other deferred tax liabilities	433	398

Total deferred tax liabilities	46,578	27,541

Net deferred tax asset (liability)	$(27,742)	$(11,321)

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008 or Texas state tax examinations by tax authorities for years before 2010.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

8. EXTRAORDINARY ITEM:

In the third quarter of 2010, the Company recorded income from an extraordinary item in the amount of $1.3 million, after income taxes, related to the expropriation of a portion of our real property. The Texas Department of Transportation (TXDOT) expropriated a portion of our real property at our Southlake bank location to expand highway access. TXDOT paid $2.2 million for land and damages to our existing property resulting in a net gain of $2.0 million before income taxes. As a result, our prior location’s accessibility significantly deteriorated and we constructed a new bank location in Southlake. We sold the prior Southlake location in August 2011.

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

December 31, 2011, 2010 and 2009

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

Securities classified as trading and available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include market spreads, cash flows, the United States Treasury yield curve, live trading levels, trade execution data, dealer quotes, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other items. Securities are considered to be measured with Level 1 inputs at the time of purchase and for 30 days following. After 30 days, the majority of securities are transferred to Level 2 as they are considered to be measured with Level 2 inputs, with the exception of U. S. Treasury securities and any other security for which there remain Level 1 inputs. Transfers are recognized on the actual date of transfer.

There were no transfers between Level 2 and Level 3 during the year ended December 31, 2011.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale investment securities:
U. S. Treasury securities	$15,347	$—	$—	$15,347
Obligations of U. S. government sponsored-enterprises and agencies	—	261,346	—	261,346
Obligations of state and political subdivisions	46,207	658,464	—	704,671
Corporate bonds	1,593	126,076	—	127,669
Mortgage-backed securities	18,206	710,345	—	728,551
Other securities	3,805	—	—	3,805

Total	$85,158	$1,756,231	$—	$1,841,389

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2011:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 input based on the discounting of the collateral. At December 31, 2011, impaired loans with a carrying value of $20.0 million were reduced by specific valuation allowance totaling $6.0 million resulting in a net fair value of $14.0 million, based on Level 3 inputs.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At December 31, 2011, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a nonrecurring basis during the year ended December 31, 2011 and 2010 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were remeasured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were remeasured subsequent to their initial transfer to other real estate owned from loans and reported at fair value (dollars in thousands):

	Year Ended December 31,
	2011	2010
Carrying value of other real estate owned prior to remeasurement	$7,064	$1,076
Write-downs included in gain (loss) on sale of other real estate owned	(1,522)	(153)

Fair value	$5,542	$923

At December 31, 2011 and 2010, other real estate owned totaled $9.2 million and $8.3 million, respectively.

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

December 31, 2011, 2010 and 2009

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

The estimated fair values and carrying values of all financial instruments under current authoritative accounting guidance at December 31, 2011 and 2010, were as follows (in thousands):

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and due from banks	$146,239	$146,239	$124,177	$124,177
Federal funds sold	—	—	—	—
Interest-bearing deposits in banks	104,597	104,597	140,090	140,090
Interest-bearing time deposits in banks	61,175	61,175	103,686	103,686
Available for sale securities	1,841,389	1,841,389	1,537,178	1,537,178
Held to maturity securities	3,609	3,655	9,064	9,240
Loans	1,752,229	1,757,732	1,659,240	1,659,444
Accrued interest receivable	22,446	22,446	21,006	21,006
Deposits with stated maturities	752,298	754,186	837,615	840,234
Deposits with no stated maturities	2,582,500	2,582,500	2,275,686	2,275,686
Short-term borrowings	207,756	207,756	178,356	178,356
Accrued interest payable	594	594	1,234	1,234

10. COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and the resolution of these matters will have no material adverse effects upon the results of operations or financial condition of the Company.

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2011, future minimum lease commitments were: 2012—$714,000; 2013—$633,000; 2014—$425,000; 2015—$400,000; 2016—$341,000 and thereafter—$187,000.

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

December 31, 2011, 2010 and 2009

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

Contract or Notional Amount at December 31, 2011
Financial instruments whose contract amounts represent credit risk (in thousands):
Unfunded lines of credit	$449,100
Unfunded commitments to extend credit	67,115
Standby letters of credit	20,533

$536,748

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

13. PENSION AND PROFIT SHARING PLANS:

The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of freezing

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

the pension plan, we did not expect contributions or pension expense to be significant in future years. However, as a result of the Pension Protection Act of 2006, the Company will be required to contribute amounts in future years to fund any shortfalls. The Company evaluated the provisions of the Act as well as Internal Revenue Service’s funding standards to develop a preliminary plan for funding in future years. The Company made a contribution totaling $1.5 million and $1.0 million in 2011 and 2010, respectively, and is continuing to evaluate future funding amounts.

Using an actuarial measurement date of December 31, 2011 and 2010, respectively, benefit obligation activity and fair value of plan assets for the years ended December 31, 2011 and 2010, and a statement of the funded status as of December 31, 2011 and 2010, are as follows (in thousands):

	2011	2010
Reconciliation of benefit obligations:
Benefit obligation at January 1	$22,263	$20,671
Interest cost on projected benefit obligation	1,139	1,159
Actuarial loss (gain)	2,320	1,445
Benefits paid	(1,114)	(1,012)

Benefit obligation at December 31	24,608	22,263

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$17,184	$15,726
Actual return on plan assets	506	1,470
Employer contributions	1,500	1,000
Benefits paid	(1,114)	(1,012)
Fair value of plan assets at December 31	18,076	17,184

Funded status	$(6,532)	$(5,079)

Reconciliation of funded status to accrued pension liability:
Funded status at December 31	$(6,532)	$(5,079)
Unrecognized loss from past experience different than that assumed and effects of changes in assumptions	11,620	9,021
Additional minimum liability recorded	(11,620)	(9,021)

Accrued pension liability	$(6,532)	$(5,079)

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Net periodic pension cost for the years ended December 31, 2011, 2010, and 2009, included (in thousands):

	Year Ended December 31,
	2011	2010	2009
Service cost—benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,139	1,159	1,169
Expected return on plan assets	(1,220)	(1,092)	(915)
Amortization of unrecognized net loss	434	416	484

Net periodic pension cost	$353	$483	$738

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2011	2010	2009
Weighted average discount rate	4.65%	5.25%	5.75%
Expected long-term rate of return on assets	6.75%	6.75%	7.25%

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

The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2011 and 2010 is as follows:

	December 31, 2011 Allocation	December 31, 2010 Allocation	Targeted Allocation
Equity securities	82%	84%	75%
Debt securities	16%	15%	25%
Cash and equivalents	2%	1%	—

The range and weighted average final maturities of debt securities held in the pension plan as of December 31, 2011 are 1 1/2 to 9 1/2 years and approximately 5.79 years, respectively. Assets held in the pension are considered either Level 1 consisting of the publicly traded common stocks and publically traded mutual funds or Level 2 consisting of agency and corporate debt securities. There were no Level 3 securities. See note 9 for a discussion of the fair value hierarchy. The breakdown by level is as follows (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Money market fund	$294	$—	$—	$294
U. S. Treasury securities	209	—	—	209
Obligations of state and political subdivisions	—	698	—	698
Corporate bonds	—	1,213	—	1,213
Mortgage-backed securities	—	786	—	786
Corporate stocks and mutual funds	14,876	—	—	14,876

Total	$15,379	$2,697	$—	$18,076

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

An estimate of the undiscounted projected future payments to eligible participants for the next five years and the following five years in the aggregate is as follows (in thousands):

Year Ending December 31,
2012	$1,310
2013	1,390
2014	1,447
2015	1,492
2016	1,529
2017 to 2021	8,699

As of December 31, 2011 and 2010, the pension plan’s assets included Company common stock valued at approximately $1,030,000 and $1,053,000, respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute a percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $4,688,000, $4,299,000, and $2,360,000 in 2011, 2010 and 2009, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2011 and 2010, the profit sharing plan’s assets included Company common stock valued at approximately $25,715,000 and $26,803,000, respectively.

In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2011, 2010 and 2009 was $1,305,000, $1,220,000 and $1,178,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

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

14. DIVIDENDS FROM SUBSIDIARIES:

At December 31, 2011, approximately $59.8 million was available for the declaration of dividends by the Company’s subsidiary banks without the prior approval of regulatory agencies.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes as of December 31, 2011 and 2010, that Company and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2011 and 2010, the most recent notification from each respective subsidiary’s primary regulator categorized each of the Company’s subsidiaries as well-capitalized. To be categorized as well-capitalized, the subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

There are no conditions or events since that notification that management believes have changed the institutions’ categories. Bankshares’ and its significant subsidiaries’ actual capital amounts and ratios are presented in the table below (in thousands):

	Actual		For Capital Adequacy Purposes:				To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2011:
Total Capital (to Risk-Weighted Assets):
Consolidated	$426,532	19%	≥$	182,050	≥	8%		N/A
First Financial Bank—Abilene	$110,120	15%	≥$	56,943	≥	8%	≥	$71,179	≥	10%
First Financial Bank—San Angelo	$38,744	18%	≥$	16,988	≥	8%	≥	$21,235	≥	10%
First Financial Bank—Weatherford	$33,975	16%	≥	$16,894	≥	8%	≥	$21,117	≥	10%
First Financial Bank – Stephenville	$33,062	14%	≥	$18,488	≥	8%	≥	$23,109	≥	10%
First Financial Bank—Southlake	$31,753	15%	≥$	16,570	≥	8%	≥	$20,713	≥	10%
Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$397,916	17%	≥$	91,025	≥	4%		N/A
First Financial Bank—Abilene	$103,002	14%	≥$	28,472	≥	4%	≥	$42,707	≥	6%
First Financial Bank—San Angelo	$36,237	17%	≥$	8,494	≥	4%	≥	$12,741	≥	6%
First Financial Bank—Weatherford	$31,309	15%	≥$	8,447	≥	4%	≥	$12,670	≥	6%
First Financial Bank—Stephenville	$30,143	13%	≥$	9,244	≥	4%	≥	$13,866	≥	6%
First Financial Bank—Southlake	$29,126	14%	≥$	8,285	≥	4%	≥	$12,428	≥	6%
Tier1 Capital (to Average Assets):
Consolidated	$397,916	10%	≥	$115,610	≥	3%		N/A
First Financial Bank—Abilene	$103,002	8%	≥	$38,902	≥	3%	≥	$64,837	≥	5%
First Financial Bank—San Angelo	$36,237	9%	≥$	11,679	≥	3%	≥	$19,465	≥	5%
First Financial Bank—Weatherford	$31,309	8%	≥$	11,126	≥	3%	≥	$18,544	≥	5%
First Financial Bank—Stephenville	$30,143	9%	≥$	10,148	≥	3%	≥	$16,914	≥	5%
First Financial Bank—Southlake	$29,126	9%	≥$	9,225	≥	3%	≥	$15,375	≥	5%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	Actual		For Capital Adequacy Purposes:				To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2010:
Total Capital (to Risk-Weighted Assets):
Consolidated	$382,427	18%	≥$	167,526	≥	8%		N/A
First Financial Bank—Abilene	$101,175	16%	≥$	51,559	≥	8%	≥	$64,449	≥	10%
First Financial Bank—San Angelo	$37,547	19%	≥$	15,832	≥	8%	≥	$19,789	≥	10%
First Financial Bank—Weatherford	$32,133	16%	≥$	15,680	≥	8%	≥	$19,600	≥	10%
First Financial Bank—Stephenville	$30,845	15%	≥$	16,059	≥	8%	≥	$20,074	≥	10%
First Financial Bank—Southlake	$29,825	16%	≥$	14,504	≥	8%	≥	$18,130	≥	10%
Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$356,152	17%	≥$	83,763	≥	4%		N/A
First Financial Bank—Abilene	$94,437	15%	≥$	25,780	≥	4%	≥	$38,670	≥	6%
First Financial Bank—San Angelo	$35,201	18%	≥$	7,916	≥	4%	≥	$11,874	≥	6%
First Financial Bank—Weatherford	$29,656	15%	≥$	7,840	≥	4%	≥	$11,760	≥	6%
First Financial Bank—Stephenville	$28,312	14%	≥$	8,029	≥	4%	≥	$12,044	≥	6%
First Financial Bank—Southlake	$27,529	15%	≥$	7,252	≥	4%	≥	$10,878	≥	6%
Tier1 Capital (to Average Assets):
Consolidated	$356,152	10%	≥$	103,946	≥	3%		N/A
First Financial Bank—Abilene	$94,437	8%	≥$	34,551	≥	3%	≥	$57,585	≥	5%
First Financial Bank—San Angelo	$35,201	10%	≥$	10,765	≥	3%	≥	$17,941	≥	5%
First Financial Bank—Weatherford	$29,656	8%	≥$	10,483	≥	3%	≥	$17,472	≥	5%
First Financial Bank—Stephenville	$28,312	9%	≥$	9,546	≥	3%	≥	$15,910	≥	5%
First Financial Bank—Southlake	$27,529	10%	≥$	8,117	≥	3%	≥	$13,528	≥	5%

In connection with the First Financial Trust & Asset Management Company, N.A.’s (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2.0 million at all times. As of December 31, 2011, our Trust Company had tangible net assets totaling $4.4 million.

Certain subsidiary banks may be required at times to maintain reserve balances with the Federal Reserve Bank. No such reserves were required at December 31, 2011. At December 31, 2010, such required reserve balances totaled approximately $756,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

16. STOCK OPTION PLAN:

The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2011, the Company had allocated 1,087,000 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. Shares are issued under the stock option plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2011 is presented in the table and narrative below:

			Weighted- Average
	Shares	Weighted-Average Ex. Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	380,457	$27.11
Granted	154,100	31.45
Exercised	46,903	20.25
Cancelled	6,630	31.41

Outstanding, end of year	481,024	$29.11	$6.79	$14,002

Exercisable at end of year	176,414	$24.79	$4.21	$4,373

The options outstanding at December 31, 2011, had exercise prices ranging between $15.40 and $33.55. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2011:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested
$15.40	21,532	1.4	21,532
$22.05	70,502	3.1	70,502
$27.32	98,060	5.1	55,250
$33.55	136,830	7.4	29,130
$31.45	154,100	9.8	—

The fair value of the options granted in 2011 and 2009 was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 1.34% and 3.24%; expected dividend yield of 2.88% and 2.66%; expected life of 5.93 and 5.79 years; and expected volatility of 26.92% and 41.64%, respectively.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2011 and 2009 was $5.94 and $11.33. There were no grants during 2010. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009, was $619,000, $778,000, and $1,351,000, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

As of December 31, 2011, there was $1,543,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.31 years. The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $369,000, $213,000 and $371,000 respectively.

The aggregate intrinsic value of vested stock options at December 31, 2011 totaled $1,525,000.

17. CONDENSED FINANCIAL INFORMATION—PARENT COMPANY:

Condensed Balance Sheets-December 31, 2011 and 2010

	2011	2010
ASSETS
Cash in subsidiary bank	$16,800	$13,341
Cash in unaffiliated banks	2	5
Interest-bearing deposits in unaffiliated bank	5,026	5,014
Interest-bearing deposits in subsidiary banks	28,192	13,545

Total cash and cash equivalents	50,020	31,905
Interest-bearing time deposits in unaffiliated banks	2,118	4,278
Securities available-for-sale, at fair value	17,729	13,497
Investment in and advances to subsidiaries, at equity	446,320	399,087
Intangible assets	723	723
Other assets	2,009	746

Total assets	$518,919	$450,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$10,382	$8,548
Shareholders’ equity:
Common stock	315	209
Capital surplus	276,126	274,629
Retained earnings	184,871	146,397
Treasury shares	(4,597)	(4,207)
Deferred compensation	4,597	4,207
Accumulated other comprehensive earnings	47,225	20,453

Total shareholders’ equity	508,537	441,688

Total liabilities and shareholders’ equity	$518,919	$450,236

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Condensed Statements of Earnings-

For the Years Ended December 31, 2011, 209 and 2009

	2011	2010	2009
Income:
Cash dividends from subsidiaries	$47,350	$41,050	$37,750
Excess of earnings over dividends of subsidiary banks	22,722	20,149	17,362
Other income	2,435	1,991	1,812

	72,507	63,190	56,924

Expenses:
Salaries and employee benefits	3,493	2,833	2,492
Other operating expenses	2,199	2,068	1,896

	5,692	4,901	4,388

Earnings before income taxes	66,815	58,289	52,536
Income tax benefit	1,554	1,370	1,261

Net earnings	$68,369	$59,659	$53,797

Condensed Statements of Cash Flows-

For the Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Cash flows from operating activities:
Net earnings	$68,369	$59,659	$53,797
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary banks	(22,722)	(20,149)	(17,362)
Depreciation and amortization, net	187	171	114
Decrease in other assets	396	10	203
Increase (decrease) in liabilities	774	(29)	640

Net cash provided by operating activities	47,004	39,662	37,392

Cash flows from investing activities:
Acquisition of bank	—	(18,200)	—
Net decrease (increase) in interest-bearing time deposits in unaffiliated banks	2,160	(198)	(4,080)
Purchase of available for sale securities	(5,756)	(5,649)	—
Maturities of available for securities	2,500	2,500	—
Purchases of bank premises and equipment	(204)	(59)	(14)
Repayment from (of advances related to) investment in and advances to subsidiaries, net	820	(200)	345

Net cash used in investing activities	(480)	(21,806)	(3,749)

Cash flows from financing activities:
Proceeds of stock issuances	950	790	682
Cash dividends paid	(29,359)	(28,346)	(28,302)

Net cash used in financing activities	(28,409)	(27,556)	(27,620)

Net increase (decrease) in cash and cash equivalents	18,115	(9,700)	6,023
Cash and cash equivalents, beginning of year	31,905	41,605	35,582

Cash and cash equivalents, end of year	$50,020	$31,905	$41,605

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

In connection with the Company’s Federal Housing Administration (FHA) mortgage loan originations, the parent company has executed a corporate guarantee agreement in which the parent company guarantees the ongoing FHA net worth and liquidity compliance of First Financial Bank, N.A., Abilene and First Financial Bank, N.A., San Angelo.

18. CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Supplemental cash flow information:
Interest paid	$8,664	$13,802	$18,046
Federal income taxes paid	18,942	18,844	18,690
Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	6,013	11,017	5,321
Investment securities purchased but not settled	21,325	14,945	—

19. ACQUISITION

On November 1, 2010, the agreement and plan of merger with Sam Houston Financial Corp., the parent company of The First State Bank, Huntsville, Texas was completed. Pursuant to the agreement, we paid $22.0 million, for all of the outstanding shares of Sam Houston Financial Corp.

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

December 31, 2011, 2010 and 2009

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