Form 10-Q
period 2012-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2012-05-03
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2012
Common Stock, $0.01 par value per share	31,477,868

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at March 31, 2012 and 2011 and December 31, 2011, the consolidated statements of earnings, comprehensive earnings, changes in shareholders’ equity and cash flows for the three months ended March 31, 2012 and 2011, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2012	2011	2011
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$131,163	$105,969	$146,239
FEDERAL FUNDS SOLD	11,200	4,945	—
INTEREST-BEARING DEPOSITS IN BANKS	84,169	115,134	104,597

Total cash and cash equivalents	226,532	226,048	250,836

INTEREST-BEARING TIME DEPOSITS IN BANKS	62,018	87,884	61,175

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,960,760	1,656,109	1,841,389

SECURITIES HELD-TO-MATURITY (fair value of $2,612, $6,809 and $3,655 at March 31, 2012 and 2011 and December 31, 2011, respectively)	2,581	6,683	3,609

LOANS
Held for investment	1,793,172	1,678,385	1,775,915
Less – allowance for loan losses	(34,529)	(32,501)	(34,315)

Net loans held for investment	1,758,643	1,645,884	1,741,600
Held for sale	5,695	3,427	10,629

Net loans	1,764,338	1,649,311	1,752,229

BANK PREMISES AND EQUIPMENT, net	79,308	70,301	76,483
INTANGIBLE ASSETS	72,078	72,412	72,122
OTHER ASSETS	59,635	59,455	62,688

Total assets	$4,227,250	$3,828,203	$4,120,531

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,125,577	$969,416	$1,101,576
INTEREST-BEARING DEPOSITS	2,272,495	2,162,475	2,233,222

Total deposits	3,398,072	3,131,891	3,334,798

DIVIDENDS PAYABLE	7,553	7,125	7,550
SHORT-TERM BORROWINGS	237,567	192,171	207,756
OTHER LIABILITIES	67,053	40,801	61,890

Total liabilities	3,710,245	3,371,988	3,611,994

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock – $0.01 par value, authorized 40,000,000 shares; 31,477,483, 31,436,257, and 31,459,635 shares issued at March 31, 2012 and 2011 and December 31, 2011, respectively	315	314	314
Capital surplus	276,623	275,256	276,127
Retained earnings	195,074	155,462	184,871
Treasury stock (shares at cost: 261,454, 251,412, and 258,235 at March 31, 2012 and 2011 and December 31, 2011, respectively)	(4,712)	(4,314)	(4,597)
Deferred compensation	4,712	4,314	4,597
Accumulated other comprehensive earnings	44,993	25,183	47,225

Total shareholders’ equity	517,005	456,215	508,537

Total liabilities and shareholders’ equity	$4,227,250	$3,828,203	$4,120,531

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS – (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME:
Interest and fees on loans	$24,640	$24,287
Interest on investment securities:
Taxable	8,804	9,592
Exempt from federal income tax	6,141	5,481
Interest on federal funds sold and interest-bearing deposits in banks	212	367

Total interest income	39,797	39,727

INTEREST EXPENSE:
Interest on deposits	1,482	2,349
Other	58	51

Total interest expense	1,540	2,400

Net interest income	38,257	37,327
PROVISION FOR LOAN LOSSES	1,296	2,127

Net interest income after provision for loan losses	36,961	35,200

NONINTEREST INCOME:
Trust fees	3,454	3,044
Service charges on deposit accounts	3,882	4,373
ATM, interchange and credit card fees	3,676	3,077
Real estate mortgage operations	1,050	933
Net gain on sale of available-for-sale securities	346	219
Net gain (loss) on sale of foreclosed assets	6	(63)
Other	884	1,259

Total noninterest income	13,298	12,842

NONINTEREST EXPENSE:
Salaries and employee benefits	14,229	14,235
Net occupancy expense	1,737	1,647
Equipment expense	2,108	1,871
FDIC insurance premiums	527	970
ATM, interchange and credit card expenses	1,249	1,148
Professional and service fees	737	972
Printing, stationery and supplies	505	428
Amortization of intangible assets	44	111
Other	5,332	4,779

Total noninterest expense	26,468	26,161

EARNINGS BEFORE INCOME TAXES	23,791	21,881
INCOME TAX EXPENSE	6,035	5,586

NET EARNINGS	$17,756	$16,295

EARNINGS PER SHARE, BASIC	$0.56	$0.52

EARNINGS PER SHARE, ASSUMING DILUTION	$0.56	$0.52

DIVIDENDS PER SHARE	$0.24	$0.23

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS – (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011

NET EARNINGS	$17,756	$16,295

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	(3,088)	7,496

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(346)	(219)

Total other items of comprehensive earnings	(3,434)	7,277

Income tax benefit (expense) related to other items of comprehensive earnings	1,202	(2,547)

COMPREHENSIVE EARNINGS	$15,524	$21,025

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity

Balances at December 31, 2010	20,942,141	$209	$274,629	$146,397	(166,329)	$(4,207)	$4,207	$20,453	$441,688

Net earnings (unaudited)	—	—	—	16,295	—	—	—	—	16,295

Stock issuances (unaudited)	15,364	—	508	—	—	—	—	—	508

Cash dividends declared, $0.23 per share (unaudited)	—	—	—	(7,125)	—	—	—	—	(7,125)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	4,730	4,730

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	10	—	—	—	—	—	10

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,279)	(107)	107	—	—

Stock option expense (unaudited)	—	—	109	—	—	—	—	—	109

Three-for-two stock split in the form of a 50% stock dividend (unaudited)	10,478,752	105	—	(105)	(83,804)	—	—	—	—

Balances at March 31, 2011 (unaudited)	31,436,257	$314	$275,256	$155,462	(251,412)	$(4,314)	$4,314	$25,183	$456,215

Balances at December 31, 2011	31,459,635	$314	$276,127	$184,871	(258,235)	$(4,597)	$4,597	$47,225	$508,537

Net earnings (unaudited)	—	—	—	17,756	—	—	—	—	17,756

Stock issuances (unaudited)	17,848	1	398	—	—	—	—	—	399

Cash dividends declared, $0.24 per share (unaudited)	—	—	—	(7,553)	—	—	—	—	(7,553)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(2,232)	(2,232)

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	10	—	—	—	—	—	10

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(3,219)	(115)	115	—	—

Stock option expense (unaudited)	—	—	88	—	—	—	—	—	88

Balances at March 31, 2012 (unaudited)	31,477,483	$315	$276,623	$195,074	(261,454)	$(4,712)	$4,712	$44,993	$517,005

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$17,756	$16,295
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,887	1,790
Provision for loan losses	1,296	2,127
Securities premium amortization (discount accretion), net	3,610	1,688
Gain on sale of assets, net	(474)	(299)
Deferred federal income tax expense (benefit)	(4)	47
Change in loans held for sale	4,934	9,732
Change in other assets	1,842	1,616
Change in other liabilities	5,897	4,528

Total adjustments	18,988	21,229

Net cash provided by operating activities	36,744	37,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing time deposits in banks	(843)	15,802
Activity in available-for-sale securities:
Sales	21,003	11,224
Maturities	76,390	71,261
Purchases	(222,889)	(197,743)
Activity in held-to-maturity securities – maturities	1,028	2,382
Net increase in loans	(18,162)	(3,154)
Purchases of bank premises and equipment and other assets	(5,063)	(2,372)
Proceeds from sale of other assets	1,555	1,064

Net cash used in investing activities	(146,981)	(101,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	24,001	9,943
Net increase in interest-bearing deposits	39,272	8,647
Net increase in short-term borrowings	29,811	13,815
Common stock transactions:
Proceeds from stock issuances	399	508
Dividends paid	(7,550)	(7,120)

Net cash provided by financing activities	85,933	25,793

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,304)	(38,219)

CASH AND CASH EQUIVALENTS, beginning of period	250,836	264,267

CASH AND CASH EQUIVALENTS, end of period	$226,532	$226,048

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$1,653	$2,712
Federal income tax paid	—	—
Transfer of loans to foreclosed assets	82	1,224
Investment securities purchased but not settled	21,895	12,859

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The interim consolidated financial statements include the accounts of the Company, a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, or BHCA, and its wholly-owned subsidiaries: First Financial Bank, National Association, Abilene, Texas; First Financial Bank, Hereford, Texas; First Financial Bank, National Association, Sweetwater, Texas; First Financial Bank, National Association, Eastland, Texas; First Financial Bank, National Association, Cleburne, Texas; First Financial Bank, National Association, Stephenville, Texas; First Financial Bank, National Association, San Angelo, Texas; First Financial Bank, National Association, Weatherford, Texas; First Financial Bank, National Association, Southlake, Texas; First Financial Bank, National Association, Mineral Wells, Texas; First Financial Bank, Huntsville, Texas; First Technology Services, Inc.; First Financial Trust & Asset Management Company, National Association; First Financial Investments, Inc.; and First Financial Insurance Agency, Inc.

Through our subsidiary banks, we conduct a full-service commercial banking business. Most of our service centers are located in North Central and West Texas. Including the branches and locations of all our bank subsidiaries, as of March 31, 2012, we had 53 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, two locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Cisco, Southlake, Grapevine, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, Crowley, Glen Rose, Odessa, Fort Worth and Huntsville. Our trust subsidiary has six locations which consist of Abilene, San Angelo, Stephenville, Sweetwater, Fort Worth and Odessa, all in Texas.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted under SEC rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

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

On October 26, 2011, the Company’s Board of Directors authorized the repurchase of up to 750,000 common shares through September 30, 2014. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2012, no shares have been repurchased under this authorization.

On April 24, 2012, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Formation to increase the number of authorized common shares to 80,000,000.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with any prior evaluations.

Note 2 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months ended March 31, 2012 and 2011, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2012 and 2011, were 31,466,706 and 31,425,584 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2012 and 2011, were 31,479,743 and 31,444,586, respectively.

Note 3 – Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits with banks totaled $62.0 million and $61.2 million at March 31, 2012 and December 31, 2011 respectively, and have original maturities generally ranging from one to two years. Of these amounts, $54.1 million and $51.8 million, are time deposits with balances greater than $100,000 at March 31, 2012 and December 31, 2011, respectively.

A summary of available-for-sale and held-to-maturity securities follows (in thousands):

	March 31, 2012
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Securities available-for-sale:
U. S. Treasury securities	$11,116	$152	$—	$11,268
Obligations of U.S. government sponsored-enterprises and agencies	282,168	4,788	(505)	286,451
Obligations of states and political subdivisions	722,071	48,756	(264)	770,563
Corporate bonds and other	127,878	5,032	(55)	132,855
Mortgage-backed securities	737,011	23,345	(733)	759,623

Total securities available-for-sale	$1,880,244	$82,073	$(1,557)	$1,960,760

Securities held-to-maturity:
Obligations of states and political subdivisions	$2,187	$17	$—	$2,204
Mortgage-backed securities	394	14	—	408

Total debt securities held-to-maturity	$2,581	$31	$—	$2,612

	December 31, 2011
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Securities available-for-sale:
U. S. Treasury securities	$15,143	$204	$—	$15,347
Obligations of U.S. government sponsored-enterprises and agencies	255,548	5,802	(4)	261,346
Obligations of states and political subdivisions	655,957	48,812	(98)	704,671
Corporate bonds and other	127,514	4,215	(255)	131,474
Mortgage-backed securities	703,280	25,360	(89)	728,551

Total securities available-for-sale	$1,757,442	$84,393	$(446)	$1,841,389

Securities held-to-maturity:
Obligations of states and political subdivisions	$3,187	$30	$—	$3,217
Mortgage-backed securities	422	16	—	438

Total debt securities held-to-maturity	$3,609	$46	$—	$3,655

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2012, were computed by using scheduled amortization of balances and historical prepayment rates. At March 31, 2012 and December 31, 2011, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of debt securities at March 31, 2012, by contractual and expected maturity, are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Due within one year	$154,378	$157,044	$1,873	$1,883
Due after one year through five years	471,376	488,327	314	321
Due after five years through ten years	498,508	534,479	—	—
Due after ten years	18,971	21,287	—	—
Mortgage-backed securities	737,011	759,623	394	408

Total	$1,880,244	$1,960,760	$2,581	$2,612

The following tables disclose, as of March 31, 2012 and December 31, 2011, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	00000000	00000000	00000000	00000000	00000000	00000000
	Less than 12 Months		12 Months or Longer		Total
March 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of U.S. government sponsored-enterprises and agencies	$48,003	$505	$—	$—	$48,003	$505
Obligations of states and political subdivisions	23,033	264	—	—	23,033	264
Mortgage-backed securities	70,570	683	4,002	50	74,572	733
Corporate bonds and other	7,675	55	—	—	7,675	55

Total	$149,281	$1,507	$4,002	$50	$153,283	$1,557

	00000000	00000000	00000000	00000000	00000000	00000000
	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of U.S. government Sponsored-enterprises and agencies	$3,114	$4	$—	$—	$3,114	$4
Obligations of states and political subdivisions	9,595	98	—	—	9,595	98
Mortgage-backed securities	13,722	89	—	—	13,722	89
Corporate bonds and other	17,533	255	—	—	17,533	255

Total	$43,964	$446	$—	$—	$43,964	$446

The number of investment positions in this unrealized loss position totaled 91 at March 31, 2012. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making the determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2012 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at approximately $827.1 million at March 31, 2012, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarter ended March 31, 2012 and 2011, sales of investment securities that were classified as available-for-sale totaled $21.0 million and $11.2 million, respectively. Gross realized gains from 2012 and 2011 securities sales and calls during the first quarter totaled $346 thousand and $230 thousand, respectively. Gross realized losses from sales during the first quarter of 2011 totaled $11 thousand. There were no losses realized on securities sales during the first quarter of 2012. The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 4 – Loans And Allowance for Loan Losses

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

Agricultural loans are subject to underwriting standards and processes similar to commercial loans. These agricultural loans are based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most agricultural loans are secured by the agriculture related assets being financed, such as farm land, cattle or equipment and include personal guarantees.

Real estate loans are also subject to underwriting standards and processes similar to commercial and agricultural loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. Generally, real estate loans are owner occupied which further reduces the Company’s risk.

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

The allowance is an amount management believes is appropriate to absorb probable losses that have been incurred on existing loans as of the balance sheet date based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) general reserve determined in accordance with current authoritative accounting guidance that considers historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Our methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including, without limitations, unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio that are not reflected in our historic loss factors.

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A further downturn in the economy and employment could result in increased levels of nonperforming assets and charge-offs, increased loan provisions and reductions in income. Additionally bank regulatory agencies periodically review our allowance for loan losses and could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examination of our subsidiary banks.

Accrual of interest is discontinued on a loan and payments applied to principal when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Generally all loans, except consumer loans, past due greater than 90 days, based on contractual terms, are placed on non-accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Consumer loans are generally charged-off when a loan becomes past due 90 days. For other loans in the portfolio, facts and circumstances are evaluated in making charge-off decisions.

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

The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2012 and 2011, and December 31, 2011, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. Each of these loans is evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of March 31, 2012 and 2011, and December 31, 2011, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

The Company originates certain mortgage loans for sale in the secondary market. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value on an aggregate basis. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first three to six months or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.

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

Major classifications of loans are as follows (in thousands):

	March 31,		December 31,
	2012	2011	2011
Commercial	$433,351	$423,481	$454,087
Agricultural	57,977	66,157	68,122
Real estate	1,083,244	993,675	1,041,396
Consumer	218,600	195,072	212,310

Total loans held for investment	$1,793,172	$1,678,385	$1,775,915

Certain amounts above for December 31, 2011 have been reclassified from prior presentation to be consistent with March 31, 2012 and 2011 presentation.

Loans held for sale totaled $5.7 million, $3.4 million and $10.6 million, at March 31, 2012 and 2011 and December 31, 2011, respectively, in which the carrying amounts approximate fair value.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	March 31,		December 31,
	2012	2011	2011
Non-accrual loans	$20,963	$15,411	$19,975
Loans still accruing and past due 90 days or more	53	23	96
Restructured loans*	—	—	—

Total	$21,016	$15,434	$20,071

*	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

March 31, 2012		March 31, 2011		December 31, 2011
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$20,963	$5,357	$15,411	$3,091	$19,975	$5,953

The average recorded investment in impaired loans for the quarter ended March 31, 2012 and the year ended December 31, 2011 was approximately $22.0 million and $22.3 million, respectively. The Company had $28.9 million, $24.3 million and $29.5 million in nonaccrual, past due 90 days still accruing and restructured loans and foreclosed assets at March 31, 2012 and 2011, and December 31, 2011, respectively. Non-accrual loans totaled $21.0 million, $15.4 million and $20.0 million, respectively, of this amount and consisted of (in thousands):

	March 31,		December 31,
	2012	2011	2011
Commercial	$3,665	$1,351	$3,450
Agricultural	923	996	145
Real estate	16,026	12,848	16,193
Consumer	349	216	187

Total	$20,963	$15,411	$19,975

No additional funds are committed to be advanced in connection with impaired loans.

The Company’s impaired loans and related allowance as of March 31, 2012 and December 31, 2011 are summarized in the following table (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

March 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Quarter- to-Date Average Recorded Investment

Commercial	$4,218	$24	$3,641	$3,665	$1,990	$3,817
Agricultural	948	—	923	923	170	922
Real Estate	20,058	3,470	12,556	16,026	3,082	16,838
Consumer	414	55	294	349	115	380

Total	$25,638	$3,549	$17,414	$20,963	$5,357	$21,957

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to- Date Average Recorded Investment

Commercial	$3,856	$—	$3,450	$3,450	$2,092	$3,801
Agricultural	199	3	142	145	79	246
Real Estate	19,305	1,786	14,407	16,193	3,708	18,068
Consumer	227	29	158	187	74	233

Total	$23,587	$1,818	$18,157	$19,975	$5,953	$22,348

Interest payments received on impaired loans are recorded as interest income unless collections of the remaining recorded investment are doubtful, at which time payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $1.1 million during the year ended December 31, 2011. Such amounts for the quarters ended March 31, 2012 and 2011 were not significant.

From a credit risk standpoint, the Company classifies its loans in one of four categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans classified as loss are charged-off.

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on our credits as part of our on-going monitoring of the credit quality of our loan portfolio. Ratings are adjusted to reflect the degree of risk and loss that are felt to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

At March 31, 2012 and December 31, 2011, the following summarizes the Company’s internal ratings of its loans held for investment (in thousands):

March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$411,585	$8,639	$13,062	$65	$433,351
Agricultural	54,063	460	3,441	13	57,977
Real Estate	1,019,823	21,383	41,891	147	1,083,244
Consumer	217,346	303	947	4	218,600

Total	$1,702,817	$30,785	$59,341	$229	$1,793,172

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$432,110	$9,227	$12,748	$2	$454,087
Agricultural	65,007	347	2,755	13	68,122
Real Estate	980,308	20,922	40,068	98	1,041,396
Consumer	211,177	302	820	11	212,310

Total	$1,688,602	$30,798	$56,391	$124	$1,775,915

At March 31, 2012 and December 31, 2011, the Company’s past due loans are as follows (in thousands):

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
March 31, 2012	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$2,072	$165	$238	$2,475	$430,876	$433,351	$—
Agricultural	855	39	30	924	57,053	57,977	30
Real Estate	12,510	194	2,580	15,284	1,067,960	1,083,244	23
Consumer	1,278	139	26	1,443	217,157	218,600	—

Total	$16,715	$537	$2,874	$20,126	$1,773,046	$1,793,172	$53

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
December 31, 2011	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$1,574	$430	$—	$2,004	$452,083	$454,087	$—
Agricultural	300	60	—	360	67,762	68,122	—
Real Estate	10,215	547	988	11,750	1,029,646	1,041,396	62
Consumer	1,396	128	47	1,571	210,739	212,310	34

Total	$13,485	$1,165	$1,035	$15,685	$1,760,230	$1,775,915	$96

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of March 31, 2012 and 2011, and December 31, 2011, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	March 31,		December 31,
	2012	2011	2011
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$5,357	$3,091	$5,953
Remaining portfolio	29,172	29,410	28,362

Total allowance for loan losses	$34,529	$32,501	$34,315

The following table details the allowance for loan losses at March 31, 2012 and December 31, 2011 by portfolio segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$4,766	$533	$8,181	$417	$13,897
Loans collectively evaluated for impairment	4,846	820	13,654	1,312	20,632

Total	$9,612	$1,353	$21,835	$1,729	$34,529

December 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$4,647	$758	$8,310	$282	$13,997
Loans collectively evaluated for impairment	5,017	724	13,223	1,354	20,318

Total	$9,664	$1,482	$21,533	$1,636	$34,315

Changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 are summarized as follows (in thousands):

Three months ended March 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$9,664	$1,482	$21,533	$1,636	$34,315
Provision for loan losses	94	(119)	1,161	160	1,296
Recoveries	103	12	113	95	323
Charge-offs	(249)	(22)	(972)	(162)	(1,405)

End balance	$9,612	$1,353	$21,835	$1,729	$34,529

Three months ended March 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,745	$2,299	$19,101	$1,961	$31,106
Provision for loan losses	874	(1,178)	2,529	(98)	2,127
Recoveries	34	30	107	107	278
Charge-offs	(1)	—	(775)	(234)	(1,010)

End balance	$8,652	$1,151	$20,962	$1,736	$32,501

The Company’s recorded investment in loans as of March 31, 2012 and December 31, 2011 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands):

March 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$21,766	$3,914	$63,421	$1,254	$90,355
Loans collectively evaluated for impairment	411,585	54,063	1,019,823	217,346	1,702,817

Total	$433,351	$57,977	$1,083,244	$218,600	$1,793,172

December 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$21,977	$3,115	$61,088	$1,133	$87,313
Loans collectively evaluated for impairment	432,110	65,007	980,308	211,177	1,688,602

Total	$454,087	$68,122	$1,041,396	$212,310	$1,775,915

The Company’s loans that were modified in the three month period ended March 31, 2012 and considered a troubled debt restructuring are as follows (dollars in thousands):

	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	4	$127	$127
Agricultural	2	108	108
Real Estate	13	3,803	3,803
Consumer	—	—	—

Total	19	$4,038	$4,038

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three month period ended March 31, 2012 (in thousands):

	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$17	$62	$48
Agricultural	—	13	95
Real Estate	—	—	3,803
Consumer	—	—	—

Total	$17	$75	$3,946

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three months ended March 31, 2012. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of March 31, 2012, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At March 31, 2012, approximately $727.6 million in loans held by these subsidiaries were subject to blanket liens as security for these lines of credit. At March 31, 2012, $79.7 million in letters of credit issued by the Federal Home Loan Bank of Dallas were outstanding under these lines of credit. These letters of credit were pledged as collateral for public funds held by subsidiary banks.

Note 5 – Income Taxes

Income tax expense was $6.0 million for the first quarter in 2012 as compared to $5.6 million for the same period in 2011. Our effective tax rates on pretax income were 25.4% and 25.5% for the first quarter of 2012 and 2011, respectively. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Note 6 – Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. Options totaling 156,100 shares were granted in October 2011 at an exercise price of $31.45. The weighted average grant-date fair value of these options granted was $5.94. No options have been granted in 2012. The Company recorded stock option expense totaling approximately $88 thousand and $109 thousand, for the three-month periods ended March 31, 2012 and 2011, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

Note 7 – Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $1.0 million in both March 2012 and March 2011 and continues to evaluate future funding amounts.

Net periodic benefit costs totaling $185 thousand and $150 thousand were recorded, respectively, for the three months ended March 31, 2012 and 2011.

Note 8 – Recently Issued Authoritative Accounting Guidance

In 2011, the FASB amended its authoritative guidance to require that all changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the authoritative guidance requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity was eliminated. The new guidance was effective January 1, 2012, although certain provisions in the guidance have been deferred to allow the FASB time to redeliberate. The new guidance did not have a significant impact on the Company’s financial statements.

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

In 2011, the FASB amended its authoritative guidance related to fair value measurements and disclosures to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendment clarifies the application of existing fair value measurement requirements, changes certain principles in existing literature and requires additional fair value disclosures. The new guidance was effective January 1, 2012 and did not have a significant impact on the Company’s financial statement, except for additional disclosures.

Note 9 – Fair Value Disclosures

The authoritative accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

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

There were no transfers between Level 2 and Level 3 during the three month periods ended March 31, 2012 or 2011.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale investment securities:
U. S. Treasury securities	$11,268	$—	$—	$11,268
Obligations of U. S. government sponsored-enterprises and agencies	—	286,451	—	286,451
Obligations of states and political subdivisions	64,452	706,111		770,563
Corporate bonds	—	129,058	—	129,058
Mortgage-backed securities	17,266	742,357	—	759,623
Other securities	3,797	—	—	3,797

Total	$96,783	$1,863,977	$—	$1,960,760

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2012:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 input based on the discounting of the collateral measured by appraisals. These appraisals are evaluated individually and discounts are made as necessary due to the age of the appraisal, lack of comparable sales, existence of superior liens and property taxes or special use type of property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 15% of the appraised value. At March 31, 2012, impaired loans with a carrying value of $21.0 million were reduced by specific valuation allowances totaling $5.4 million resulting in a net fair value of $15.6 million, based on Level 3 inputs.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At March 31, 2012, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months ended March 31, 2012 and 2011 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounts are as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 15% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned from loans and reported at fair value (dollars in thousands):

	Three months ended March 31,
	2012	2011
Carrying value of other real estate owned prior to re-measurement	$417	$872
Write-downs included in gain (loss) on sale of other real estate owned	(101)	(109)

Fair value	$316	$763

At March 31, 2012 and 2011, and December 31, 2011, other real estate owned totaled $7.8 million, $8.8 million and $9.2 million, respectively.

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

Financial instruments with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities and are considered Levels 2 and 3 of the fair value hierarchy. Financial instrument liabilities with no stated maturities have an estimated fair value equal to both the amount payable on demand and the carrying value and are considered Level 1 of the fair value hierarchy.

Cash and due from banks, federal funds sold, interest-bearing deposits and time deposits in banks and accrued interest receivable and payable are liquid in nature and considered Level 1 or 2 of the fair value hierarchy.

The carrying value and the estimated fair value of the Company’s contractual off-balance-sheet unfunded lines of credit, loan commitments and letters of credit, which are generally priced at market at the time of funding, are not material.

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at March 31, 2012 and December 31, 2011, were as follows (in thousands):

	March 31,		December 31,
	2012		2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy

Cash and due from banks	$131,163	$131,163	$146,239	$146,239	Level 1

Federal funds sold	11,200	11,200	—	—	Level 1

Interest-bearing deposits in banks	84,169	84,169	104,597	104,597	Level 1

Interest-bearing time deposits in banks	62,018	62,018	61,175	61,175	Level 2

Available-for-sale securities	1,960,760	1,960,760	1,841,389	1,841,389	Levels 1 and 2

Held-to-maturity securities	2,581	2,612	3,609	3,655	Level 2

Loans	1,764,338	1,774,472	1,752,229	1,757,732	Level 3

Accrued interest receivable	20,541	20,541	22,446	22,446	Level 2

Deposits with stated maturities	738,619	740,820	752,298	754,186	Level 2

Deposits with no stated maturities	2,659,453	2,659,453	2,582,500	2,582,500	Level 1

Short term borrowings	237,567	237,567	207,756	207,756	Level 2

Accrued interest payable	480	480	594	594	Level 2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act (the “Jobs Act”), the Consumer Financial Protection Bureau and Basel III;

•	political instability;

•	the ability of the Federal government to deal with the national economic slowdown and the effect of stimulus packages enacted by Congress as well as future stimulus packages, if any;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	continued high levels of Federal Deposit Insurance Corporation (the “FDIC”) insurance assessments, including the possibility of additional special assessments;

•	our ability to attract deposits;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	our ability to attract and retain qualified employees;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	technology system failures or cybersecurity breaches of our network security;

•	changes in compensation and benefit plans;

•	acquisitions and integration of acquired businesses; and

•	acts of God or of war or terrorism.

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

The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2011 Annual Report on Form 10-K.

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

The allowance is an amount management believes is appropriate to absorb probable losses that have been incurred on existing loans as of the balance sheet date based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) general reserve determined in accordance with current authoritative accounting guidance that considers historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. The Company’s methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss. In addition, the Company adjusts our allowance for qualitative factors such as current local economic conditions and trends, including unemployment, lending staff, policies and procedures, credit concentrations, trends and severity of problem loans and trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio that are not reflected in our historic loss factors.

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

The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2012 and 2011 and December 31, 2011, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met; (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collections efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. Each of these loans is evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of March 31, 2012 and 2011, and December 31, 2011, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

Valuation of Securities. The Company records its available-for-sale and trading securities portfolio at fair value.

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, with all unrealized gains and unrealized losses judged to be temporary, net of deferred income taxes, excluded from earnings and reported as a separate component of shareholders’ equity. Available-for-sale securities that have unrealized losses that are judged other than temporary are included in gain (loss) on sale of securities and a new cost basis is established. Securities classified as trading are recorded at estimated fair value with unrealized gains and losses included in earnings.

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

Results of Operations

Performance Summary. Net earnings for the first quarter of 2012 were $17.76 million compared to $16.30 million for the same period in 2011, or an 8.97% increase over the same period in 2011.

Basic earnings per share for the first quarter of 2012 were $0.56 compared to $0.52 for the same quarter last year. The return on average assets was 1.73% for the first quarter of 2012, as compared to 1.76% for the same quarter of 2011. The return on average equity was 13.79% for the first quarter of 2012 as compared to 14.86% for the same quarter of 2011.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $41.75 million for the first quarter of 2012, as compared to $40.48 million for the same period last year. The increase in 2012 compared to 2011 was largely attributable to an increase in the volume of earning assets. Average earning assets increased $352.67 million for the first quarter of 2012 over the same period in 2011. Average taxable securities, average tax exempt securities, and average loans increased $166.31 million, $148.14 million and $107.00 million, respectively, for the first quarter of 2012 over the first quarter of 2011. Average interest bearing liabilities increased $135.17 million for the first quarter of 2012, as compared to the same period in 2011. The yield on earning assets decreased 45 basis points during the first quarter of 2012, whereas the rate paid on interest-bearing liabilities decreased 16 basis points in the first quarter of 2012 primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 – Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Change Attributable to		Total Change
	Volume	Rate

Short-term investments	$(124)	$(32)	$(156)
Taxable investment securities	1,519	(2,307)	(788)
Tax-exempt investment securities (1)	2,272	(1,224)	1,048
Loans (1) (2)	1,569	(1,257)	312

Interest income	5,236	(4,820)	416

Interest-bearing deposits	90	(956)	(866)
Short-term borrowings	14	(8)	6

Interest expense	104	(964)	(860)

Net interest income	$5,132	$(3,856)	$1,276

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Nonaccrual loans are included in loans.

The net interest margin for the first quarter of 2012 was 4.39%, a decrease of 33 basis points from the same period in 2011. The target Federal funds rate was reduced to a range of zero to 25 basis points in December 2008. The low level of interest rates has reduced the yields on our short-term investments and investment securities as the proceeds from maturing investment securities have been invested at lower rates. We have been able to partially mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing rates paid on interest bearing liabilities. We expect interest rates to remain at the current low levels until 2014 as recently announced by the Federal Reserve which will continue to place pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 – Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three months ended March 31,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$136,657	$211	0.63%	$205,437	$367	0.72%
Taxable investment securities (2)	1,216,783	8,804	2.89	1,050,477	9,592	3.65
Tax-exempt investment securities (2)(3)	691,076	9,375	5.43	542,941	8,327	6.13
Loans (3)(4)	1,784,192	24,901	5.61	1,677,188	24,589	5.95

Total earning assets	3,828,708	43,291	4.55	3,476,043	42,875	5.00
Cash and due from banks	125,443			115,580
Bank premises and equipment, net	77,535			70,325
Other assets	50,754			52,083
Goodwill and other intangible assets, net	72,099			72,470
Allowance for loan losses	(34,462)			(31,756)

Total assets	$4,120,077			$3,754,745

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,252,481	$1,482	0.26%	$2,169,097	$2,349	0.44%
Short-term borrowings	241,745	58	0.10	189,963	51	0.11

Total interest-bearing liabilities	2,494,226	1,540	0.25	2,359,060	2,400	0.41

Noninterest-bearing deposits	1,055,654			922,853
Other liabilities	52,514			28,122

Total liabilities	3,602,394			3,310,035
Shareholders’ equity	517,683			444,710

Total liabilities and shareholders’ equity	$4,120,077			$3,754,745

Net interest income		$41,751			$40,475

Rate Analysis:
Interest income/earning assets			4.55%			5.00%
Interest expense/earning assets			0.16			0.28

Net yield on earning assets			4.39%			4.72%

(1)	Short-term investments are comprised of Federal funds sold and interest-bearing deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for the first quarter of 2012 was $13.30 million, an increase of $456 thousand over the same period in 2011. Trust fees increased $410 thousand, real estate mortgage operations increased $117 thousand, ATM, interchange and credit card fees increased $599 thousand and the net gain on securities transactions increased $127 thousand. The increase in trust fees reflects higher oil and gas prices and an increase in assets under management over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.63 billion at March 31, 2012 as compared to $2.38 billion for the same date in 2011, from both improved market conditions and growth in assets managed. Real estate mortgage income increased primarily due to increased market share and refinancing from the low mortgage rate environment. The increase in ATM, interchange and credit card fees is primarily a result of increased use of debit cards and an increase in the number of accounts. Under the Dodd-Frank Act, the Federal Reserve was authorized to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. While the proposed changes relate only to banks with assets greater than $10 billion, concern exists that the proposed regulation will also ultimately impact the interchange fees we collect.

Offsetting these increases was a decrease in service charge income of $491 thousand, primarily from decreased customer use of overdraft services and changes in overdraft regulations. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue.

Table 3 – Noninterest Income (in thousands):

	Three Months Ended March 31,
	2012	Increase (Decrease)	2011

Trust fees	$3,454	$410	$3,044
Service charges on deposit accounts	3,882	(491)	4,373
ATM, interchange and credit card fees	3,676	599	3,077
Real estate mortgage operations	1,050	117	933
Net gain on sale of available-for-sale securities	346	127	219
Net gain (loss) on sale of foreclosed assets	6	69	(63)

Other:
Check printing fees	41	5	36
Safe deposit rental fees	166	(4)	170
Exchange fees	25	(2)	27
Credit life and debt protection fees	36	(16)	52
Brokerage commissions	41	(10)	51
Interest on loan recoveries	113	(271)	384
Gain on sale of assets	122	(21)	143
Miscellaneous income	340	(56)	396

Total other	884	(375)	1,259

Total Noninterest Income	$13,298	$456	$12,842

Noninterest Expense. Total noninterest expense for the first quarter of 2012 was $26.47 million, an increase of $307 thousand, or 1.17%, as compared to the same period in 2011. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first quarter of 2012 was 48.08%, compared to 49.07% from the same period in 2011.

Salaries and employee benefits for the first quarter of 2012 totaled $14.23 million, a slight decrease of $6 thousand, compared to 2011. The decrease was largely the result of decreased healthcare expense offset by annual pay increases.

All other categories of noninterest expense for the first quarter of 2012 totaled $12.24 million, an increase of $313 thousand, or 2.62%, as compared to the same period in 2011. Categories of noninterest expense with increases included ATM, interchange and credit card expense, equipment expense and operational and other losses. ATM, interchange and credit card expense increased $101 thousand, primarily a result of increased use of debit cards. The operational and other losses increase was primarily a result of recurring customer debit card losses and a cyber attack on a customer’s computer system, both resulting in loss exposure for the Company. The Company has implemented and is in the process of implementing additional security devices and legal contracts in the cyber areas of the Company and continues to investigate further cost effective measures and expanded insurance protection. Offsetting these increases were a decrease in FDIC insurance premiums of $443 thousand from the change implemented in the second quarter of 2011 to calculate the premiums on a different base and in professional and service fees of $235 thousand due to 2011 technology conversion expenses related to our Huntsville acquisition.

Table 4 – Noninterest Expense (in thousands):

	Three Months Ended March 31,
	2012	Increase (Decrease)	2011

Salaries	$10,770	$405	$10,365
Medical	803	(373)	1,176
Profit sharing	1,043	(82)	1,125
Pension	185	35	150
401(k) match expense	356	20	336
Payroll taxes	984	10	974
Stock option expense	88	(21)	109

Total salaries and employee benefits	$14,229	$(6)	$14,235

Net occupancy expense	1,737	90	1,647
Equipment expense	2,108	237	1,871
FDIC insurance premiums	527	(443)	970
ATM, interchange and credit card expense	1,249	101	1,148
Professional and service fees	737	(235)	972
Printing, stationery and supplies	505	77	428
Amortization of intangible assets	44	(67)	111

Other:
Data processing fees	63	(109)	172
Postage	332	(2)	334
Advertising	520	99	421
Correspondent bank service charges	200	—	200
Telephone	401	36	365
Public relations and business development	422	35	387
Directors’ fees	202	(6)	208
Audit and accounting fees	342	15	327
Legal fees	249	53	196
Regulatory exam fees	259	26	233
Travel	165	(21)	186
Courier expense	192	39	153
Operational and other losses	387	284	103
Other real estate	123	(64)	187
Other miscellaneous expense	1,475	168	1,307

Total other	5,332	553	4,779

Total Noninterest Expense	$26,468	$307	$26,161

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of March 31, 2012, total loans were $1.79 billion, an increase of $17.3 million, as compared to December 31, 2011. As compared to December 31, 2011, commercial loans decreased $20.7 million, agricultural loans decreased $10.1 million, real estate loans increased $41.8 million, and consumer loans increased $6.3 million. Loans averaged $1.78 billion during the first quarter of 2012, an increase of $107.0 million from the prior year first quarter average balances.

Table 5 – Composition of Loans (in thousands):

	March 31,		December 31,
	2012	2011	2011

Commercial	$433,351	$423,481	$454,087
Agricultural	57,977	66,157	68,122
Real estate	1,083,244	993,675	1,041,396
Consumer	218,600	195,072	212,310

Total loans held for investment	$1,793,172	$1,678,385	$1,775,915

Certain amounts above for December 31, 2011 have been reclassified from prior presentation to be consistent with March 31, 2012 and 2011 presentation.

At March 31, 2012, our real estate loans represent approximately 60.4% of our loan portfolio and are comprised of (i) commercial real estate loans of 31.4%, generally owner occupied, (ii) 1-4 family residence loans of 39.3%, (iii) residential development and construction loans of 5.5%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 4.1% and (v) other loans, which includes ranches, hospitals and universities, of 19.7%.

Loans held for sale totaled $5.7 million, $3.4 million and $10.6 million at March 31, 2012 and 2011, and December 31, 2011, respectively, in which the carrying amounts approximate market.

Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonperforming assets, which are comprised of nonaccrual loans, loans still accruing and past due 90 days or more, restructured loans and foreclosed assets, were $28.9 million at March 31, 2012, as compared to $24.3 million at March 31, 2011. As a percent of loans and foreclosed assets, these assets were 1.60% at March 31, 2012, as compared to 1.44% at March 31, 2011 and 1.64% at December 31, 2011. The continued higher level of nonperforming assets compared to several years ago is a result of ongoing weakness in real estate markets and the overall national and Texas economy. We believe the level of these assets to be manageable and are not aware of any material classified credit not properly disclosed as nonperforming at March 31, 2012.

Table 6 – Nonaccrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	March 31,		December 31,
	2012	2011	2011

Nonaccrual loans	$20,963	$15,411	$19,975
Loans still accruing and past due 90 days or more	53	23	96
Restructured loans	—	—	—
Foreclosed assets	7,852	8,872	9,464

Total	$28,868	$24,306	$29,535

As a % of loans and foreclosed assets	1.60%	1.44%	1.64%
As a % of total assets	0.68%	0.63%	0.72%

Certain amounts above for December 31, 2011 have been reclassified from prior presentation to be consistent with March 31, 2012 and 2011 presentation.

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on the December 31, 2011 impaired loans above of approximately $697 thousand during the year ended December 31, 2011. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2011, such income would have approximated $1.5 million. Such amounts for the 2012 and 2011 interim periods were insignificant.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be adequate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see “Critical Accounting Policies – Allowance for Loan Losses” earlier in this section. The provision for loan losses was $1.3 million for the first quarter of 2012, as compared to $2.1 million for the first quarter of 2011. The continued provision for loan losses in 2012 and 2011 reflects the growth in loans and continued higher levels of nonperforming and classified assets. However the slowing of additions to our balances in classified and non-accrual loans enabled the Company to reduce its provision in 2012 compared to the prior year. As a percent of average loans, net loan charge-offs were 0.24% for the first quarter of 2012 compared to 0.18% during the first quarter of 2011. The allowance for loan losses as a percent of loans was 1.92% as of March 31, 2012, as compared to 1.92% as of December 31, 2011 and 1.93% as of March 31, 2011. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.

Table 7 – Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011

Balance at beginning of period	$34,315	$31,106

Charge-offs:
Commercial	(249)	(1)
Agricultural	(22)	—
Real Estate	(972)	(775)
Consumer	(162)	(234)

Total charge-offs	(1,405)	(1,010)

Recoveries:
Commercial	103	34
Agricultural	12	30
Real Estate	113	107
Consumer	95	107

Total recoveries	323	278

Net charge-offs	(1,082)	(732)

Provision for loan losses	1,296	2,127

Balance at end of period	$34,529	$32,501

Loans held for investment at period end	1,793,172	1,678,385
Average loans	1,784,192	1,677,188

Net charge-offs/average loans (annualized)	0.24%	0.18%
Allowance for loan losses/period-end loans	1.92	1.93
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	164.3	210.7

The ratio of our allowance to nonaccrual, past due 90 days still accruing and restructured loans has generally trended downward since 2007, as the economic conditions worsened. Although the ratio declined substantially from prior years when net charge-offs and nonperforming asset levels were historically low, management believes the allowance for loan losses is appropriate at March 31, 2012 in spite of these trends.

Interest-Bearing Deposits and Time Deposits in Banks. As of March 31, 2012, our interest-bearing deposits and time deposits were $146.2 million compared with $203.0 million and $165.8 million as of March 31, 2011 and December 31, 2011, respectively. At March 31, 2012, interest-bearing deposits in banks included $62.0 million invested in FDIC-insured certificates of deposit, $516 thousand invested in money market accounts at a nonaffiliated regional bank, and $82.1 million maintained at the Federal Reserve Bank of Dallas. The continued higher level in our interest-bearing deposits in banks is the result of several factors including cash flows from maturing investment securities, growth in deposits and fluctuating deposits from larger depository customers.

Available-for-Sale and Held-to-Maturity Securities. At March 31, 2012, securities with an amortized cost of $2.6 million were classified as securities held-to-maturity and securities with a fair value of $1.96 billion were classified as securities available-for-sale. As compared to December 31, 2011, the available for sale portfolio, carried at fair value, at March 31, 2012, reflected (i) a decrease of $4.1 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $25.1 million in obligations of states and political subdivisions, (iii) an increase of $1.4 million in corporate and other bonds, and (iv) an increase of $31.1 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

See note 2 to consolidated Financial Statements for additional disclosures related to the maturities and fair values of the investment portfolio at March 31, 2012 and December 31, 2011.

Table 8 – Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at March 31, 2012 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Treasury securities	$5,037	1.46%	$6,231	1.77%	$—	—%	$—	—%	$11,268	1.63%
Obligations of U.S. government sponsored-enterprises and agencies	90,813	2.99	184,944	1.80	10,693	1.29	—	—	286,450	2.16
Obligations of states and political subdivisions	45,710	5.80	229,590	4.98	473,976	5.93	21,286	6.85	770,562	5.66
Corporate bonds and other securities	15,484	4.60	67,562	2.87	49,810	3.08	—	—	132,856	3.15
Mortgage-backed securities	41,682	5.17	544,208	3.10	170,608	3.29	3,126	2.12	759,624	3.26

Total	$198,726	4.18%	$1,032,535	3.99%	$705,087	5.02%	$24,412	6.24%	$1,960,760	4.03%

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$1,873	7.78%	$314	7.67%	$—	—%	$—	—%	$2,187	7.77%
Mortgage-backed securities	21	5.59	285	2.36	88	2.19	—	—	394	3.05

Total	$1,894	7.76%	$599	4.36%	$88	2.19%	$—	—%	$2,581	7.05%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

As of March 31, 2012, the investment portfolio had an overall tax equivalent yield of 3.99%, a weighted average life of 4.13 years and modified duration of 3.65 years.

Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $3.40 billion as of March 31, 2012, as compared to $3.13 billion as of March 31, 2011. Table 9 provides a breakdown of average deposits and rates paid for the first quarters of March 31, 2012 and 2011.

Table 9 – Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,055,654	—%	$922,853	—%

Interest-bearing deposits
Interest-bearing checking	879,458	0.03	812,054	0.14
Savings and money market accounts	628,056	0.03	537,478	0.18
Time deposits under $100,000	315,328	0.19	351,328	0.90
Time deposits of $100,000 or more	429,638	0.09	468,237	0.92

Total interest-bearing deposits	2,252,480	0.07%	2,169,097	0.44%

Total average deposits	$3,308,134		$3,091,950

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $237.6 million and $192.2 million at March 31, 2012 and 2011, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds which we pledge our securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of federal funds purchased and securities sold under repurchase agreements was $241.7 million and $190.0 million in the first quarters of 2012 and 2011, respectively. The average rates paid on Federal funds purchased and securities sold under repurchase agreements were 0.10% and 0.11% for the first quarters of 2012 and 2011, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $517.0 million, or 12.23% of total assets, at March 31, 2012, as compared to $456.2 million, or 11.92% of total assets, at March 31, 2011. Included in shareholders’ equity at March 31, 2012 and March 31, 2011, were $52.3 million and $30.8 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the first quarter of 2012, total shareholders’ equity averaged $517.7 million, or 12.56% of average assets, as compared to $444.7 million, or 11.84% of average assets, during the same period in 2011.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums to be designated “well capitalized” for total risk-based, Tier 1 risked based and leverage ratios are 10.00%, 6.00% and 5.00%, respectively. As of March 31, 2012, our total risk-based, Tier 1 risked based and leverage capital ratios were 18.99%, 17.73% and 10.31%, respectively, as compared to total risk-based, Tier 1 risked based and leverage capital ratios of 18.86%, 17.60% and 10.03% as of March 31, 2011. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

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

As of March 31, 2012, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.30% and 0.72%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in a net interest income of 2.30% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of March 31, 2012 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, Federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing Federal funds from correspondent banks and sales of securities under agreements to repurchase, which amounted to $237.6 million at March 31, 2012, and an unfunded $25.0 million line of credit established with The Frost National Bank which matures on June 30, 2013 (see next paragraph). First Financial Bank, N. A., Abilene also has Federal funds purchased lines of credit with two non-affiliated banks totaling $80.0 million. No amount was outstanding at March 31, 2012. Six of our subsidiary banks have available lines of credit with the Federal Home Loan Bank of Dallas totaling $213.3 million secured by portions of their loan portfolios and certain investment securities. At March 31, 2012, $79.7 million in letters of credit issued by the Federal Home Loan Bank of Dallas were outstanding under these lines of credit. These letters of credit were pledged as collateral for public funds held by our subsidiary banks.

The Company renewed its loan agreement, effective June 30, 2011, with The Frost National Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2013, interest is paid quarterly at Wall Street Journal Prime, and the line of credit matures June 30, 2013. If a balance exists at June 30, 2013, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. Management believes the Company was in compliance with the financial and operational covenants at March 31, 2012. There was no outstanding balance under the line of credit as of March 31, 2012, or December 31, 2011.

Given the strong core deposit base, relatively low loan to deposit ratios maintained at our subsidiary banks, available lines of credit, and dividend capacity of our subsidiary banks, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and interest-bearing deposits in banks at the Company, which totaled $59.0 million at March 31, 2012, investment securities which totaled $16.5 million (of which 25.7% matures within 12 months and the remaining portion over 18 years), available dividends from our subsidiaries which totaled $43.5 million at March 31, 2012, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.

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

Table 10 – Commitments as of March 31, 2012 (in thousands):

Total Notional Amounts Committed

Unfunded lines of credit	$285,908
Unfunded commitments to extend credit	68,979
Standby letters of credit	21,925

Total commercial commitments	$376,812

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends to shareholders, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by dividends from our subsidiary banks and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At March 31, 2012, approximately $43.5 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $13.9 million and $10.0 million for the three month periods ended March 31, 2012 and 2011, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 42.5% and 43.7% of net earnings, respectively, for the first quarter of 2012 and the same period in 2011. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

Our state bank subsidiaries, which are members of the Federal Reserve System, and each of our national banking association subsidiaries are required by federal law to obtain the prior approval of the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC”), respectively, to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources – Interest Rate Risk” for disclosure regarding this market risk.

Item 4.	Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of March 31, 2012.

There were no significant changes in our internal controls over financial reporting or other factors during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II

OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 25, 2012).

3.3	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed July 1, 2010).

10.2	—	1992 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.4	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).

10.5	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-Q filed May 4, 2010).

10.6	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report filed August 2, 2011).

10.7	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed January 3, 2007).

10.8	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed January 2, 2008).

10.9	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q Quarterly Report filed July 25, 2008).

10.10	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 23, 2008).

10.11	—	Sixth Amendment to Loan Agreement, dated June 16, 2009, signed June 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K filed on June 30, 2009).

10.12	—	Seventh Amendment to Loan Agreement, dated December 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K filed December 31, 2009).

10.13	—	Eighth Amendment to Loan Agreement, dated June 30, 2011, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10-9 of the Registrant’s Form 8-K filed June 30, 2011).

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: May 3, 2012	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: May 3, 2012	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer