Form 10-Q
period 2012-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2012-07-27
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 27, 2012
Common Stock, $0.01 par value per share	31,482,177

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at June 30, 2012 and 2011 and December 31, 2011, the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2012 and 2011, and changes in shareholders’ equity and cash flows for the six months ended June 30, 2012 and 2011, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,		December 31,
	2012	2011	2011
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$122,534	$106,500	$146,239
FEDERAL FUNDS SOLD	10,100	3,195	—
INTEREST-BEARING DEPOSITS IN BANKS	25,794	114,776	104,597

Total cash and cash equivalents	158,428	224,471	250,836

INTEREST-BEARING TIME DEPOSITS IN BANKS	74,594	78,312	61,175

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,961,908	1,639,992	1,841,389

SECURITIES HELD-TO-MATURITY (fair value of $1,485, $6,756 and $3,655 at June 30, 2012 and 2011 and December 31, 2011, respectively)	1,459	6,663	3,609

LOANS
Held for investment	1,908,615	1,715,159	1,775,915
Less - allowance for loan losses	(34,747)	(33,406)	(34,315)

Net loans held for investment	1,873,868	1,681,753	1,741,600
Held for sale	9,677	4,256	10,629

Net loans	1,883,545	1,686,009	1,752,229

BANK PREMISES AND EQUIPMENT, net	80,404	72,550	76,483
INTANGIBLE ASSETS	72,040	72,307	72,122
OTHER ASSETS	59,426	60,711	62,688

Total assets	$4,291,804	$3,841,015	$4,120,531

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,156,238	$989,271	$1,101,576
INTEREST-BEARING DEPOSITS	2,235,942	2,130,170	2,233,222

Total deposits	3,392,180	3,119,441	3,334,798

DIVIDENDS PAYABLE	7,870	7,548	7,550
SHORT-TERM BORROWINGS	251,428	192,364	207,756
OTHER LIABILITIES	106,063	43,957	61,890

Total liabilities	3,757,541	3,363,310	3,611,994

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, authorized 80,000,000 shares; 31,481,747, 31,451,300, and 31,459,635 shares issued at June 30, 2012 and 2011 and December 31, 2011, respectively	315	314	314
Capital surplus	276,801	275,670	276,127
Retained earnings	205,554	164,417	184,871
Treasury stock (shares at cost: 263,917, 251,516, and 258,235 at June 30, 2012 and 2011 and December 31, 2011, respectively)	(4,763)	(4,394)	(4,597)
Deferred compensation	4,763	4,394	4,597
Accumulated other comprehensive earnings	51,593	37,304	47,225

Total shareholders’ equity	534,263	477,705	508,537

Total liabilities and shareholders’ equity	$4,291,804	$3,841,015	$4,120,531

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$25,014	$24,633	$49,654	$48,920
Interest on investment securities:
Taxable	8,214	9,831	17,018	19,423
Exempt from federal income tax	6,456	5,459	12,598	10,940
Interest on federal funds sold and interest-bearing deposits in banks	227	318	438	685

Total interest income	39,911	40,241	79,708	79,968

INTEREST EXPENSE:
Interest on deposits	1,310	2,014	2,793	4,364
Other	45	51	102	102

Total interest expense	1,355	2,065	2,895	4,466

Net interest income	38,556	38,176	76,813	75,502
PROVISION FOR LOAN LOSSES	759	1,924	2,055	4,051

Net interest income after provision for loan losses	37,797	36,252	74,758	71,451

NONINTEREST INCOME:
Trust fees	3,670	3,211	7,124	6,254
Service charges on deposit accounts	4,042	4,520	7,924	8,894
ATM, interchange and credit card fees	3,784	3,415	7,460	6,491
Real estate mortgage operations	1,218	941	2,268	1,874
Net gain on available-for-sale securities	382	42	728	261
Net gain (loss) on sale of foreclosed assets	(404)	(1,111)	(406)	(1,174)
Other	772	876	1,664	2,136

Total noninterest income	13,464	11,894	26,762	24,736

NONINTEREST EXPENSE:
Salaries and employee benefits	14,189	14,008	28,418	28,243
Net occupancy expense	1,743	1,685	3,480	3,332
Equipment expense	2,144	1,951	4,252	3,822
FDIC insurance premiums	565	597	1,093	1,568
ATM, interchange and credit card expenses	1,450	1,183	2,699	2,330
Professional and service fees	689	834	1,426	1,834
Printing, stationery and supplies	511	489	1,015	916
Amortization of intangible assets	38	105	82	216
Other	5,416	5,036	10,748	9,787

Total noninterest expense	26,745	25,888	53,213	52,048

EARNINGS BEFORE INCOME TAXES	24,516	22,258	48,307	44,139
INCOME TAX EXPENSE	6,165	5,738	12,200	11,324

NET EARNINGS	$18,351	$16,520	$36,107	$32,815

EARNINGS PER SHARE, BASIC	$0.58	$0.53	$1.15	$1.04

EARNINGS PER SHARE, ASSUMING DILUTION	$0.58	$0.52	$1.15	$1.04

DIVIDENDS PER SHARE	$0.25	$0.24	$0.49	$0.47

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

NET EARNINGS	$18,351	$16,520	$36,107	$32,815

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	10,536	18,689	7,448	26,186

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(382)	(42)	(728)	(261)

Total other items of comprehensive earnings	10,154	18,647	6,720	25,925

Income tax expense related to other items of comprehensive earnings	(3,554)	(6,526)	(2,352)	(9,074)

COMPREHENSIVE EARNINGS	$24,951	$28,641	$40,475	$49,666

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity

Balances at December 31, 2010	20,942,141	$209	$274,629	$146,397	(166,329)	$(4,207)	$4,207	$20,453	$441,688

Net earnings (unaudited)	—	—	—	32,815	—	—	—	—	32,815

Stock issuances (unaudited)	27,982	—	804	—	—	—	—	—	804

Cash dividends declared, $0.47 per share (unaudited)	—	—	—	(14,690)	—	—	—	—	(14,690)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	16,851	16,851

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	20	—	—	—	—	—	20

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,041)	(187)	187	—	—

Stock option expense (unaudited)	—	—	217	—	—	—	—	—	217

Three-for-two stock split in the form of a 50% stock dividend (unaudited)	10,481,177	105	—	(105)	(83,146)	—	—	—	—

Balances at June 30, 2011 (unaudited)	31,451,300	$314	$275,670	$164,417	(251,516)	$(4,394)	$4,394	$37,304	$477,705

Balances at December 31, 2011	31,459,635	$314	$276,127	$184,871	(258,235)	$(4,597)	$4,597	$47,225	$508,537

Net earnings (unaudited)	—	—	—	36,107	—	—	—	—	36,107

Stock issuances (unaudited)	22,112	1	481	—	—	—	—	—	482

Cash dividends declared, $0.49 per share (unaudited)	—	—	—	(15,424)	—	—	—	—	(15,424)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	4,368	4,368

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	20	—	—	—	—	—	20

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(5,682)	(166)	166	—	—

Stock option expense (unaudited)	—	—	173	—	—	—	—	—	173

Balances at June 30, 2012 (unaudited)	31,481,747	$315	$276,801	$205,554	(263,917)	$(4,763)	$4,763	$51,593	$534,263

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$36,107	$32,815
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,913	3,600
Provision for loan losses	2,055	4,051
Securities premium amortization (discount accretion), net	7,659	3,392
Loss (gain) on sale of assets, net	(555)	647
Deferred federal income tax expense (benefit)	(627)	(160)
Change in loans held for sale	952	8,903
Change in other assets	991	376
Change in other liabilities	5,471	3,125

Total adjustments	19,859	23,934

Net cash provided by operating activities	55,966	56,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing time deposits in banks	(13,419)	25,374
Activity in available-for-sale securities:
Sales	68,961	12,436
Maturities	162,251	168,863
Purchases	(314,770)	(265,097)
Activity in held-to-maturity securities - maturities	2,150	2,402
Net increase in loans	(134,677)	(42,302)
Purchases of bank premises and equipment and other assets	(8,525)	(6,437)
Proceeds from sale of other assets	3,222	1,495

Net cash used in investing activities	(234,807)	(103,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	54,662	29,797
Net increase (decrease) in interest-bearing deposits	2,720	(23,658)
Net increase in short-term borrowings	43,672	14,008
Common stock transactions:
Proceeds from stock issuances	482	805
Dividends paid	(15,103)	(14,231)

Net cash provided by financing activities	86,433	6,721

NET DECREASE IN CASH AND CASH EQUIVALENTS	(92,408)	(39,796)

CASH AND CASH EQUIVALENTS, beginning of period	250,836	264,267

CASH AND CASH EQUIVALENTS, end of period	$158,428	$224,471

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$3,096	$4,927
Federal income tax paid	8,975	9,231
Transfer of loans to foreclosed assets	614	2,581
Investment securities purchased but not settled	58,496	11,168

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

Through our subsidiary banks, we conduct a full-service commercial banking business. Most of our service centers are located in North Central and West Texas. Including the branches and locations of all our bank subsidiaries, as of June 30, 2012, we had 53 financial centers across Texas, with ten locations in Abilene, two locations in Cleburne, two locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Cisco, Southlake, Grapevine, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, Crowley, Glen Rose, Odessa, Fort Worth and Huntsville. Our trust subsidiary has six locations which consist of Abilene, San Angelo, Stephenville, Sweetwater, Fort Worth and Odessa, all in Texas.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted under SEC rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

On April 26, 2011, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend effective for shareholders of record on May 16, 2011 that was distributed on June 1, 2011. All share and per share amounts in this report, prior to split, have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the three and six months ended June 30, 2011.

On October 26, 2011, the Company’s Board of Directors authorized the repurchase of up to 750,000 common shares through September 30, 2014. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through June 30, 2012, no shares have been repurchased under this authorization.

On April 24, 2012, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Formation to increase the number of authorized common shares to 80,000,000.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with the current or any prior evaluations.

Note 2 – Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three and six months ended June 30, 2012 and 2011, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2012 and 2011, were 31,478,980 and 31,442,978 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six months ended June 30, 2012 and 2011, were 31,472,843 and 31,434,328 respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2012 and 2011, were 31,497,241 and 31,467,617 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2012 and 2011, were 31,474,653 and 31,457,286, respectively.

Note 3 – Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits with banks totaled $74.6 million and $61.2 million at June 30, 2012 and December 31, 2011 respectively, and have original maturities generally ranging from one to two years. Of these amounts, $65.4 million and $51.8 million are time deposits with balances greater than $100,000 at June 30, 2012 and December 31, 2011, respectively.

The Company records its available-for-sale and trading securities portfolio at fair value.

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, with all unrealized gains and unrealized losses judged to be temporary, net of deferred income taxes, excluded from earnings and reported as a separate component of shareholders’ equity. Available- for-sale securities that have unrealized losses that are judged other than temporary are included in gain (loss) on sale of securities and a new cost basis is established. Securities classified as trading are recorded at estimated fair value with unrealized gains and losses included in earnings.

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

The Company utilizes independent third party pricing services to value its investment securities. The Company reviews the prices supplied by the independent pricing services as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with traditional pricing matrices. The Company’s investment portfolio consists of traditional investments, substantially all in U.S. Treasury securities, obligations of U.S. government sponsored-enterprises and agencies, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company validates quarterly, on a sample basis, prices supplied by the independent pricing services by comparison to prices obtained from other third party sources.

A summary of available-for-sale and held-to-maturity securities follows (in thousands):

	June 30, 2012
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Securities available-for-sale:
U.S. Treasury securities	$11,092	$116	$—	$11,208
Obligations of U.S. government sponsored-enterprises and agencies	255,802	4,890	—	260,692
Obligations of states and political subdivisions	776,421	56,415	(524)	832,312
Corporate bonds and other	127,836	5,570	(70)	133,336
Mortgage-backed securities	700,086	24,799	(525)	724,360

Total securities available-for-sale	$1,871,237	$91,790	$(1,119)	$1,961,908

Securities held-to-maturity:
Obligations of states and political subdivisions	$1,084	$11	$—	$1,095
Mortgage-backed securities	375	15	—	390

Total debt securities held-to-maturity	$1,459	$26	$—	$1,485

	December 31, 2011
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Securities available-for-sale:
U.S. Treasury securities	$15,143	$204	$—	$15,347
Obligations of U.S. government sponsored-enterprises and agencies	255,548	5,802	(4)	261,346
Obligations of states and political subdivisions	655,957	48,812	(98)	704,671
Corporate bonds and other	127,514	4,215	(255)	131,474
Mortgage-backed securities	703,280	25,360	(89)	728,551

Total securities available-for-sale	$1,757,442	$84,393	$(446)	$1,841,389

Securities held-to-maturity:
Obligations of states and political subdivisions	$3,187	$30	$—	$3,217
Mortgage-backed securities	422	16	—	438

Total debt securities held-to-maturity	$3,609	$46	$—	$3,655

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2012, were computed by using scheduled amortization of balances and historical prepayment rates. At June 30, 2012 and December 31, 2011, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of debt securities at June 30, 2012, by contractual and expected maturity, are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Due within one year	$157,548	$160,428	$1,004	$1,010
Due after one year through five years	487,090	506,296	80	85
Due after five years through ten years	514,328	555,823	—	—
Due after ten years	12,185	15,001	—	—
Mortgage-backed securities	700,086	724,360	375	390

Total	$1,871,237	$1,961,908	$1,459	$1,485

The following tables disclose, as of June 30, 2012 and December 31, 2011, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$52,234	$524	$—	$—	$52,234	$524
Corporate bonds and other	5,010	70	—	—	5,010	70
Mortgage-backed securities	53,675	476	3,880	49	57,555	525

Total	$110,919	$1,070	$3,880	$49	$114,799	$1,119

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of U.S. government sponsored-enterprises and agencies	$3,114	$4	$—	$—	$3,114	$4
Obligations of states and political subdivisions	9,595	98	—	—	9,595	98
Corporate bonds and other	17,533	255	—	—	17,533	255
Mortgage-backed securities	13,722	89	—	—	13,722	89

Total	$43,964	$446	$—	$—	$43,964	$446

The number of investment positions in this unrealized loss position totaled 136 at June 30, 2012. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making the determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2012 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at approximately $870.4 million at June 30, 2012, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarter ended June 30, 2012 and 2011, sales of investment securities that were classified as available-for-sale totaled $48.0 million and $1.2 million, respectively. Gross realized gains from securities sales and calls during the second quarter of 2012 and 2011 totaled $382 thousand and $43 thousand, respectively. Gross realized losses from securities sales and calls during the second quarter of 2012 and 2011 totaled $1 thousand and $1 thousand, respectively. During the six-months ended June 30, 2012 and 2011, sales of investment securities that were classified as available-for-sale totaled $69.0 million and $12.4 million, respectively. Gross realized gains for securities sales and calls during the six-month period ended June 30, 2012 and 2011 totaled $728 thousand and $274 thousand, respectively. Gross realized losses from sales during the six-month period ended June 30, 2012 and 2011 totaled $1 thousand and $13 thousand, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

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

The Company has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and makes changes as appropriate. Management receives and reviews frequent reports related to loan originations, quality, concentrations, delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geographically.

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

Consumer loan underwriting utilizes methodical credit standards and analysis to supplement the Company’s underwriting policies and procedures. The Company’s loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimize the Company’s risk.

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

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A further downturn in the economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan provisions and reductions in income. Additionally, bank regulatory agencies periodically review our allowance for loan losses and could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

Accrual of interest is discontinued on a loan and payments are applied to principal when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Except consumer loans, generally all loans, past due greater than 90 days, based on contractual terms, are placed on non-accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Consumer loans are generally charged-off when a loan becomes past due 90 days. For other loans in the portfolio, facts and circumstances are evaluated in making charge-off decisions.

Loans are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2012 and 2011, and December 31, 2011, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. Each of these loans is evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of June 30, 2012 and 2011, and December 31, 2011, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Major classifications of loans are as follows (in thousands):

	June 30,		December 31,
	2012	2011	2011
Commercial	$479,697	$439,477	$454,087
Agricultural	51,822	61,083	68,122
Real estate	1,143,031	1,012,539	1,041,396
Consumer	234,065	202,060	212,310

Total loans held for investment	$1,908,615	$1,715,159	$1,775,915

Certain amounts above for December 31, 2011 have been reclassified from prior presentation to be consistent with June 30, 2012 and 2011 presentation.

Loans held for sale totaled $9.7 million, $4.3 million and $10.6 million, at June 30, 2012 and 2011 and December 31, 2011, respectively, in which the carrying amounts approximate fair value.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	June 30,		December 31,
	2012	2011	2011
Non-accrual loans	$26,606	$18,599	$19,975
Loans still accruing and past due 90 days or more	105	6	96
Restructured loans*	—	—	—

Total	$26,711	$18,605	$20,071

*	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

June 30, 2012		June 30, 2011		December 31, 2011
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$26,606	$7,473	$18,599	$3,170	$19,975	$5,953

The average recorded investment in impaired loans for the quarter and six months ended June 30, 2012 and the year ended December 31, 2011 was approximately $27.4 million, $28.0 million and $22.3 million, respectively. The Company had $33.9 million, $27.4 million and $29.5 million in non-accrual, past due 90 days still accruing and restructured loans and foreclosed assets at June 30, 2012 and 2011, and December 31, 2011, respectively. Non-accrual loans totaled $26.6 million, $18.6 million and $20.0 million, respectively, of this amount and consisted of (in thousands):

	June 30,		December 31,
	2012	2011	2011
Commercial	$4,427	$1,419	$3,450
Agricultural	446	407	145
Real estate	21,520	16,563	16,193
Consumer	213	210	187

Total	$26,606	$18,599	$19,975

No additional funds are committed to be advanced in connection with impaired loans.

The Company’s impaired loans and related allowance as of June 30, 2012 and December 31, 2011 are summarized in the following table (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

June 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to- Date Average Recorded Investment

Commercial	$5,067	$30	$4,397	$4,427	$2,122	$4,635
Agricultural	470	2	444	446	138	487
Real Estate	25,043	2,038	19,482	21,520	5,109	22,668
Consumer	263	13	200	213	104	244

Total	$30,843	$2,083	$24,523	$26,606	$7,473	$28,034

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to- Date Average Recorded Investment
Commercial	$3,856	$—	$3,450	$3,450	$2,092	$3,801
Agricultural	199	3	142	145	79	246
Real Estate	19,305	1,786	14,407	16,193	3,708	18,068
Consumer	227	29	158	187	74	233

Total	$23,587	$1,818	$18,157	$19,975	$5,953	$22,348

The Company recognized interest income on impaired loans of approximately $1.1 million during the year ended December 31, 2011. Such amounts for the quarters and six-month periods ended June 30, 2012 and 2011 were not significant.

From a credit risk standpoint, the Company classifies its loans in one of four categories: (i) pass, (ii) special mention, (iii) substandard, or (iv) doubtful. Loans classified as loss are charged-off.

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

Credits rated doubtful are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss. Credits rated doubtful are generally also placed on non-accrual.

At June 30, 2012 and December 31, 2011, the following summarizes the Company’s internal ratings of its loans held for investment (in thousands):

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$462,465	$5,024	$12,208	$—	$479,697
Agricultural	48,372	1,000	2,440	10	51,822
Real Estate	1,084,065	17,439	41,384	143	1,143,031
Consumer	232,856	462	735	12	234,065

Total	$1,827,758	$23,925	$56,767	$165	$1,908,615

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$432,110	$9,227	$12,748	$2	$454,087
Agricultural	65,007	347	2,755	13	68,122
Real Estate	980,308	20,922	40,068	98	1,041,396
Consumer	211,177	302	820	11	212,310

Total	$1,688,602	$30,798	$56,391	$124	$1,775,915

At June 30, 2012 and December 31, 2011, the Company’s past due loans are as follows (in thousands):

June 30, 2012	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,267	$14	$366	$4,647	$475,050	$479,697	$105
Agricultural	97	—	—	97	51,725	51,822	—
Real Estate	10,579	603	2,771	13,953	1,129,078	1,143,031	—
Consumer	1,189	35	32	1,256	232,809	234,065	—

Total	$16,132	$652	$3,169	$19,953	$1,888,662	$1,908,615	$105

December 31, 2011	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$1,574	$430	$—	$2,004	$452,083	$454,087	$—
Agricultural	300	60	—	360	67,762	68,122	—
Real Estate	10,215	547	988	11,750	1,029,646	1,041,396	62
Consumer	1,396	128	47	1,571	210,739	212,310	34

Total	$13,485	$1,165	$1,035	$15,685	$1,760,230	$1,775,915	$96

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of June 30, 2012 and 2011, and December 31, 2011, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	June 30,		December 31,
	2012	2011	2011
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$7,473	$3,170	$5,953
Remaining portfolio	27,274	30,236	28,362

Total allowance for loan losses	$34,747	$33,406	$34,315

The following table details the allowance for loan losses at June 30, 2012 and December 31, 2011 by portfolio segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2012	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$4,124	$477	$9,301	$267	$14,169
Loans collectively evaluated for impairment	4,432	776	13,993	1,377	20,578

Total	$8,556	$1,253	$23,294	$1,644	$34,747

December 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$4,647	$758	$8,310	$282	$13,997
Loans collectively evaluated for impairment	5,017	724	13,223	1,354	20,318

Total	$9,664	$1,482	$21,533	$1,636	$34,315

Changes in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 are summarized as follows (in thousands):

Three months ended June 30, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$9,612	$1,353	$21,835	$1,729	$34,529
Provision for loan losses	(941)	(79)	1,679	100	759
Recoveries	49	10	64	102	225
Charge-offs	(164)	(31)	(284)	(287)	(766)

End balance	$8,556	$1,253	$23,294	$1,644	$34,747

Three months ended June 30, 2011	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$8,652	$1,151	$20,962	$1,736	$32,501
Provision for loan losses	(78)	614	1,276	112	1,924
Recoveries	39	1	245	92	377
Charge-offs	(46)	—	(1,089)	(261)	(1,396)

End balance	$8,567	$1,766	$21,394	$1,679	$33,406

Six months ended June 30, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$9,664	$1,482	$21,533	$1,636	$34,315
Provision for loan losses	(847)	(197)	2,839	260	2,055
Recoveries	152	21	178	197	548
Charge-offs	(413)	(53)	(1,256)	(449)	(2,171)

End balance	$8,556	$1,253	$23,294	$1,644	$34,747

Six months ended June 30, 2011	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,745	$2,299	$19,101	$1,961	$31,106
Provision for loan losses	796	(564)	3,805	14	4,051
Recoveries	73	31	352	199	655
Charge-offs	(47)	—	(1,864)	(495)	(2,406)

End balance	$8,567	$1,766	$21,394	$1,679	$33,406

The Company’s recorded investment in loans as of June 30, 2012 and December 31, 2011 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands):

June 30, 2012	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$17,233	$3,450	$58,966	$1,208	$80,857
Loans collectively evaluated for impairment	462,464	48,372	1,084,065	232,857	1,827,758

Total	$479,697	$51,822	$1,143,031	$234,065	$1,908,615

December 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$21,977	$3,115	$61,088	$1,133	$87,313
Loans collectively evaluated for impairment	432,110	65,007	980,308	211,177	1,688,602

Total	$454,087	$68,122	$1,041,396	$212,310	$1,775,915

The Company’s loans that were modified in the three and six months ended June 30, 2012 and considered a troubled debt restructuring are as follows (dollars in thousands):

Three months ended June 30, 2012	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	6	$721	$721
Agricultural	3	245	245
Real Estate	13	3,805	3,805
Consumer	1	19	19

Total	23	$4,790	$4,790

Six months ended June 30, 2012	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	10	$848	$848
Agricultural	5	354	354
Real Estate	26	7,607	7,607
Consumer	1	19	19

Total	42	$8,828	$8,828

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and six months ended June 30, 2012 (in thousands):

Three months ended June 30, 2012	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$492	$58	$171
Agricultural	243	3	—
Real Estate	935	1,107	1,762
Consumer	—	19	—

Total	$1,670	$1,187	$1,933

Six months ended June 30, 2012	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$509	$120	$219
Agricultural	243	16	95
Real Estate	935	1,107	5,565
Consumer	—	19	—

Total	$1,687	$1,262	$5,879

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2012. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of June 30, 2012, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At June 30, 2012, approximately $737.6 million in loans held by these subsidiaries were subject to blanket liens as security for these lines of credit. At June 30, 2012, $80.7 million in letters of credit issued by the Federal Home Loan Bank of Dallas were outstanding under these lines of credit. These letters of credit were pledged as collateral for public funds held by our subsidiary banks.

Note 5 – Income Taxes

Income tax expense was $6.2 million for the second quarter in 2012 as compared to $5.7 million for the same period in 2011. Our effective tax rates on pretax income were 25.1% and 25.8% for the second quarter of 2012 and 2011, respectively. Income tax expense was $12.2 for the six months ended June 30, 2012 as compared to $11.3 for the same period in 2011. Our effective tax rates on pretax income were 25.2% and 25.7% for the six months ended June 30, 2012 and 2011, respectively. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Note 6 – Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. Options totaling 156,100 shares were granted in October 2011 at an exercise price of $31.45. The weighted average grant-date fair value of these options granted was $5.94. No options have been granted in 2012. The Company recorded stock option expense totaling approximately $85 thousand and $109 thousand, for the three-month periods ended June 30, 2012 and 2011, respectively. The Company recorded stock option expense totaling approximately $173 thousand and $217 thousand, respectively, for the six-month periods ended June 30, 2012 and 2011. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

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

Net periodic benefit costs totaling $185 thousand and $150 thousand were recorded, respectively, for the three months ended June 30, 2012 and 2011. Net periodic benefit costs totaling $370 thousand and $299 thousand were recorded, respectively, for the six months ended June 30, 2012 and 2011.

Note 8 – Recently Issued Authoritative Accounting Guidance

In 2011, the FASB amended its authoritative guidance to require that all changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the authoritative guidance requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity was eliminated. The new guidance was effective January 1, 2012, although certain provisions in the guidance have been deferred to allow the FASB time to re-deliberate. The new guidance did not have a significant impact on the Company’s financial statements.

In 2011, the FASB amended its authoritative guidance related to goodwill impairment to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The new guidance is effective for annual and interim impairment tests in 2012, and did not have a significant impact on the Company’s financial statements.

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

There were no transfers between Level 2 and Level 3 during the three and six months ended June 30, 2012 or 2011.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale investment securities:
U.S. Treasury securities	$11,208	$—	$—	$11,208
Obligations of U.S. government sponsored-enterprises and agencies	—	260,692	—	260,692
Obligations of states and political subdivisions	48,042	784,270	—	832,312
Corporate bonds	—	129,399	—	129,399
Mortgage-backed securities	38,028	686,332	—	724,360
Other securities	3,937	—	—	3,937

Total	$101,215	$1,860,693	$—	$1,961,908

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2012:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, generally third party appraisals, or Level 3 input based on customized discounting criteria. These appraisals are evaluated individually and discounts are made as necessary due to the age of the appraisal, lack of comparable sales, existence of superior liens and property taxes or special use type of property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. At June 30, 2012, impaired loans with a carrying value of $26.6 million were reduced by specific valuation allowances totaling $7.5 million resulting in a net fair value of $19.1 million, based on Level 3 inputs.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At June 30, 2012, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three and six months ended June 30, 2012 and 2011 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounts are as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned from loans and reported at fair value (dollars in thousands):

	Three months ended June 30,
	2012	2011
Carrying value of other real estate owned prior to re-measurement	$4,226	$4,404
Write-downs included in gain (loss) on sale of other real estate owned	(435)	(1,141)

Fair value	$3,791	$3,263

	Six months ended June 30,
	2012	2011
Carrying value of other real estate owned prior to re-measurement	$4,643	$5,276
Write-downs included in gain (loss) on sale of other real estate owned	(536)	(1,250)

Fair value	$4,107	$4,026

At June 30, 2012 and 2011, and December 31, 2011, other real estate owned totaled $7.0 million, $8.7 million and $9.2 million, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at June 30, 2012 and December 31, 2011, were as follows (in thousands):

	June 30,		December 31,
	2012		2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$122,534	$122,534	$146,239	$146,239	Level 1

Federal funds sold	10,100	10,100	—	—	Level 1

Interest-bearing deposits in banks	25,794	25,794	104,597	104,597	Level 1

Interest-bearing time deposits in banks	74,594	74,594	61,175	61,175	Level 2

Available-for-sale securities	1,961,908	1,961,908	1,841,389	1,841,389	Levels 1 and 2

Held-to-maturity securities	1,459	1,485	3,609	3,655	Level 2

Loans	1,883,545	1,893,641	1,752,229	1,757,732	Level 3

Accrued interest receivable	23,353	23,353	22,446	22,446	Level 2

Deposits with stated maturities	711,622	713,140	752,298	754,186	Level 2

Deposits with no stated maturities	2,680,558	2,680,558	2,582,500	2,582,500	Level 1

Short term borrowings	251,428	251,428	207,756	207,756	Level 2

Accrued interest payable	393	393	594	594	Level 2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	political instability;

•	the ability of the Federal government to deal with the national economic slowdown and the effect of stimulus packages enacted by Congress as well as future stimulus packages, if any;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	continued high levels of Federal Deposit Insurance Corporation (the “FDIC”) insurance assessments, including the possibility of additional special assessments;

•	our ability to attract deposits;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	our ability to attract and retain qualified employees;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	technology system failures or cyber-security breaches of our network security;

•	changes in compensation and benefit plans;

•	acquisitions and integration of acquired businesses; and

•	acts of God or of war or terrorism.

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

We deem our most critical accounting policies to be (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities is included in note 4 and note 3, respectively, to our notes to consolidated financial statements (unaudited) which begins on page 9.

Results of Operations

Performance Summary. Net earnings for the second quarter of 2012 were $18.4 million compared to $16.5 million for the same period in 2011, or an 11.08% increase over the same period in 2011.

Basic earnings per share for the second quarter of 2012 were $0.58 compared to $0.53 for the same quarter last year. The return on average assets was 1.75% for the second quarter of 2012, as compared to 1.74% for the same quarter of 2011. The return on average equity was 14.01% for the second quarter of 2012 as compared to 14.29% for the same quarter of 2011.

Net earnings for the six-month period ended June 30, 2012 were $36.1 million compared to $32.8 million for the same period in 2011, or a 10.03% increase over the same period in 2011.

Basic earnings per share for the first six-months of 2012 were $1.15 compared to $1.04 for the same period last year. The return on average assets was 1.74% for the first six months of 2012, as compared to 1.75% for the same period of 2011. The return on average equity was 13.90% for the first six months of 2012 as compared to 14.57% for the same period of 2011.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $42.2 million for the second quarter of 2012, as compared to $41.3 million for the same period last year. The increase in 2012 compared to 2011 was largely attributable to an increase in the volume of earning assets. Average earning assets increased $395.7 million for the second quarter of 2012 over the same period in 2011. Average taxable securities, average tax exempt securities, and average loans increased $86.7 million, $202.9 million and $151.4 million, respectively, for the second quarter of 2012 over the second quarter of 2011. Average interest bearing liabilities increased $157.0 million for the second quarter of 2012, as compared to the same period in 2011. The yield on earning assets decreased 47 basis points during the second quarter of 2012, whereas the rate paid on interest-bearing liabilities decreased 13 basis points in the second quarter of 2012 primarily due to the effects of lower interest rates.

Tax-equivalent net interest income was $84.0 million for the first six months of 2012, as compared to $81.8 million for the same period last year. The increase in 2012 compared to 2011 was largely attributable to an increase in the volume of earning assets. Average earning assets increased $374.0 million for the first six months of 2012 over the same period in 2011. Average taxable securities, average tax exempt securities, and average loans increased $126.3 million, $175.5 million and $129.1 million, respectively, for the first six months of 2012 over the second quarter of 2011. Average interest bearing liabilities increased $146.1 million for the first six month period ended June 30, 2012, as compared to the same period in 2011. The yield on earning assets decreased 46 basis points during the second quarter of 2012, whereas the rate paid on interest-bearing liabilities decreased 15 basis points in the first six months of 2012 primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011			Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate

Short-term investments	$(84)	$(7)	$(91)	$(207)	$(39)	$(246)
Taxable investment securities	776	(2,393)	(1,617)	2,284	(4,689)	(2,405)
Tax-exempt investment securities (1)	3,050	(1,497)	1,553	5,329	(2,728)	2,601
Loans (1) (2)	2,221	(1,868)	353	3,788	(3,124)	664

Interest income	5,963	(5,765)	198	11,194	(10,580)	614

Interest-bearing deposits	103	(807)	(704)	195	(1,766)	(1,571)
Short-term borrowings	12	(18)	(6)	26	(26)	—

Interest expense	115	(825)	(710)	221	(1,792)	(1,571)

Net interest income	$5,848	$(4,940)	$908	$10,973	$(8,788)	$2,185

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the second quarter of 2012 was 4.33%, a decrease of 36 basis points from the same period in 2011. The net interest margin for the six months ended June 30, 2012 was 4.36%, a decrease of 35 basis points from the same period in 2011. The target Federal funds rate was reduced to a range of zero to 25 basis points in December 2008. The low level of interest rates has reduced the yields on our short-term investments and investment securities as the proceeds from maturing investment securities have been invested at lower rates. We have been able to partially mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing rates paid on interest bearing liabilities. We expect interest rates to remain at the current low levels until 2014 as announced by the Federal Reserve which will continue to place pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three months ended June 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$135,144	$227	0.69%	$180,384	$318	0.71%
Taxable investment securities (2)	1,185,081	8,214	2.77	1,098,432	9,831	3.58
Tax-exempt investment securities (2)(3)	755,511	9,862	5.22	552,635	8,309	6.01
Loans (3)(4)	1,850,408	25,281	5.49	1,699,004	24,928	5.88

Total earning assets	3,926,144	43,584	4.46%	3,530,455	43,386	4.93%

Cash and due from banks	114,218			107,140
Bank premises and equipment, net	80,109			71,186
Other assets	49,349			51,579
Goodwill and other intangible assets, net	72,060			72,363
Allowance for loan losses	(34,694)			(32,927)

Total assets	$4,207,186			$3,799,796

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,260,319	$1,310	0.23%	$2,150,790	$2,014	0.38%
Short-term borrowings	239,599	45	0.08	192,154	51	0.11

Total interest-bearing liabilities	2,499,918	1,355	0.22%	2,342,944	2,065	0.35%

Noninterest-bearing deposits	1,126,926			958,029
Other liabilities	53,441			35,160

Total liabilities	3,680,285			3,336,133
Shareholders’ equity	526,901			463,663

Total liabilities and shareholders’ equity	$4,207,186			$3,799,796

Net interest income		$42,229			$41,321

Rate Analysis:
Interest income/earning assets			4.46%			4.93%
Interest expense/earning assets			0.13			0.24

Net yield on earning assets			4.33%			4.69%

	Six months ended June 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets

Short-term investments (1)	$135,901	$438	0.66%	$192,841	$685	0.72%
Taxable investment securities (2)	1,200,932	17,018	2.83	1,074,587	19,423	3.62
Tax-exempt investment securities (2)(3)	723,294	19,237	5.32	547,815	16,637	6.07
Loans (3)(4)	1,817,300	50,182	5.55	1,688,156	49,517	5.92

Total earning assets	3,877,427	86,875	4.51%	3,503,399	86,262	4.97%

Cash and due from banks	119,830			111,337
Bank premises and equipment, net	78,822			70,758
Other assets	50,051			51,829
Goodwill and other intangible assets, net	72,079			72,416
Allowance for loan losses	(34,578)			(32,344)

Total assets	$4,163,631			$3,777,395

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,256,399	$2,793	0.25%	$2,159,892	$4,364	0.41%
Short-term borrowings	240,672	102	0.09	191,065	102	0.11

Total interest-bearing liabilities	2,497,071	2,895	0.23%	2,350,957	4,466	0.38%

Noninterest-bearing deposits	1,091,290			940,539
Other liabilities	52,978			31,660

Total liabilities	3,641,339			3,323,156
Shareholders’ equity	522,292			454,239

Total liabilities and shareholders’ equity	$4,163,631			$3,777,395

Net interest income		$83,980			$81,796

Rate Analysis:
Interest income/earning assets			4.51%			4.97%
Interest expense/earning assets			0.15			0.26

Net yield on earning assets			4.36%			4.71%

(1)	Short-term investments are comprised of Federal funds sold and interest-bearing deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the second quarter of 2012 was $13.5 million, an increase of $1.6 million over the same period in 2011. Trust fees increased $459 thousand, real estate mortgage operations increased $277 thousand, ATM, interchange and credit card fees increased $369 thousand and the net gain on securities transactions increased $340 thousand. The increase in trust fees reflects an increase in estate fees, fees from mineral management and an increase in assets under management over the prior year from both improved market conditions and growth in assets managed. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.65 billion at June 30, 2012 as compared to $2.45 billion for the same date in 2011. Real estate mortgage income increased primarily due to increased market share and refinancing from the low mortgage rate environment. The increase in ATM, interchange and credit card fees is primarily a result of increased use of debit cards and an increase in the number of accounts. Under the Dodd-Frank Act, the Federal Reserve was authorized to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. While the proposed changes relate only to banks with assets greater than $10 billion, concern exists that the proposed regulation will also ultimately impact the interchange fees we collect.

Offsetting these increases was a decrease in service charge income of $478 thousand, primarily from decreased customer use of overdraft services and changes in overdraft regulations. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue.

Noninterest income for the six month period ended June 30, 2012 was $26.8 million, an increase of $2.0 million over the same period in 2011. Trust fees increased $870 thousand, real estate mortgage operations increased $394 thousand, ATM, interchange and credit card fees increased $969 thousand and the net gain on securities transactions increased $467 thousand. The increase in trust fees reflects an increase in estate fees, fees from mineral management and an increase in assets under management over the prior year from both improved market conditions and growth in assets managed. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.65 billion at June 30, 2012 as compared to $2.45 billion for the same date in 2011. Real estate mortgage income increased primarily due to increased market share and refinancing from the low mortgage rate environment. The increase in ATM, interchange and credit card fees is primarily a result of increased use of debit cards and an increase in the number of accounts. Under the Dodd-Frank Act, the Federal Reserve was authorized to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. While the proposed changes relate only to banks with assets greater than $10 billion, concern exists that the proposed regulation will also ultimately impact the interchange fees we collect.

Offsetting these increases was a decrease in service charge income of $970 thousand, primarily from decreased customer use of overdraft services and changes in overdraft regulations. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue.

Table 3 — Noninterest Income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011

Trust fees	$3,670	$459	$3,211	$7,124	$870	$6,254
Service charges on deposit accounts	4,042	(478)	4,520	7,924	(970)	8,894
ATM, interchange and credit card fees	3,784	369	3,415	7,460	969	6,491
Real estate mortgage operations	1,218	277	941	2,268	394	1,874
Net gain on sale of available-for-sale securities	382	340	42	728	467	261
Net (loss) on sale of foreclosed assets	(404)	707	(1,111)	(406)	768	(1,174)

Other:
Check printing fees	53	(14)	67	94	(9)	103
Safe deposit rental fees	99	2	97	265	(1)	266
Credit life and debt protection fees	45	(7)	52	82	(22)	104
Brokerage commissions	12	(67)	79	53	(77)	130
Interest on loan recoveries	48	16	32	161	(255)	416
Gain on sale of assets	105	(18)	123	235	(31)	266
Miscellaneous income	410	(16)	426	774	(77)	851

Total other	772	(104)	876	1,664	(472)	2,136

Total Noninterest Income	$13,464	$1,570	$11,894	$26,762	$2,026	$24,736

Noninterest Expense. Total noninterest expense for the second quarter of 2012 was $26.8 million, an increase of $857 thousand, or 3.31%, as compared to the same period in 2011. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the second quarter of 2012 was 48.02%, compared to 48.65% from the same period in 2011.

Salaries and employee benefits for the second quarter of 2012 totaled $14.2 million, an increase of $181 thousand compared to 2011. The increase was largely the result of annual pay increases.

All other categories of noninterest expense for the second quarter of 2012 totaled $12.6 million, an increase of $676 thousand, or 5.69%, as compared to the same period in 2011. Categories of noninterest expense with increases included ATM, interchange and credit card expense, equipment expense and advertising. ATM, interchange and credit card expense increased $267 thousand, primarily a result of increased use of debit cards. Offsetting these increases were decreases in professional and service fees and other real estate expenses.

Total noninterest expense for the first six months of 2012 was $53.2 million, an increase of $1.2 million or 2.24%, as compared to the same period in 2011. Our efficiency ratio for the first six months of 2012 was 48.05%, compared to 48.86% from the same period in 2011.

Salaries and employee benefits for the first six-months of 2012 totaled $28.4 million, an increase of $175 thousand, compared to 2011. The increase was largely the result of annual pay increases.

All other categories of noninterest expense for the first six months of 2012 totaled $24.8 million, an increase of $990 thousand, or 4.16%, as compared to the same period in 2011. Categories of noninterest expense with increases included ATM, interchange and credit card expense, equipment expense and operational and other losses. ATM, interchange and credit card expense increased $369 thousand, primarily a result of increased use of debit cards. The operational and other losses increase was primarily a result of recurring customer debit card losses and a cyber attack on a customer’s computer system, both resulting in loss exposure for the Company. The Company has implemented and is in the process of implementing additional security devices and legal contracts in the cyber areas of the Company and continues to investigate further cost effective measures and expanded insurance protection. Offsetting these increases were a decrease in FDIC insurance premiums of $475 thousand from the change implemented in the second quarter of 2011 to calculate the premiums on a different base and in professional and service fees of $408 thousand due to 2011 technology conversion expenses related to our Huntsville acquisition.

Table 4 — Noninterest Expense (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011

Salaries	$11,049	$425	$10,624	$21,820	$830	$20,990
Medical	833	(92)	925	1,636	(465)	2,101
Profit sharing	885	(207)	1,092	1,927	(289)	2,216
Pension	185	35	150	370	71	299
401(k) match expense	343	15	328	699	34	665
Payroll taxes	809	29	780	1,793	38	1,755
Stock option expense	85	(24)	109	173	(44)	217

Total salaries and employee benefits	14,189	181	14,008	28,418	175	28,243

Net occupancy expense	1,743	58	1,685	3,480	148	3,332
Equipment expense	2,144	193	1,951	4,252	430	3,822
FDIC assessment fees	565	(32)	597	1,093	(475)	1,568
ATM, interchange and credit card expense	1,450	267	1,183	2,699	369	2,330
Professional and service fees	689	(145)	834	1,426	(408)	1,834
Printing, stationery and supplies	511	22	489	1,015	99	916
Amortization of intangible assets	38	(67)	105	82	(134)	216

Other:
Data processing fees	41	(41)	82	104	(150)	254
Postage	360	22	338	692	20	672
Advertising	557	116	441	1,077	215	862
Correspondent bank service charges	216	8	208	416	8	408
Telephone	372	49	323	773	85	688
Public relations and business development	395	(33)	428	817	2	815
Directors’ fees	200	—	200	402	(6)	408
Audit and accounting fees	327	3	324	670	19	651
Legal fees	236	40	196	484	92	392
Regulatory exam fees	262	28	234	521	53	468
Travel	209	31	178	375	11	364
Courier expense	195	30	165	387	69	318
Operational and other losses	334	48	286	721	331	390
Other real estate	155	(108)	263	278	(172)	450
Other miscellaneous expense	1,557	187	1,370	3,031	384	2,647

Total other	5,416	380	5,036	10,748	961	9,787

Total Noninterest Expense	$26,745	$857	$25,888	$53,213	$1,165	$52,048

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of June 30, 2012, total loans were $1.91 billion, an increase of $132.7 million, as compared to December 31, 2011. As compared to December 31, 2011, commercial loans increased $25.6 million, agricultural loans decreased $16.3 million, real estate loans increased $101.6 million, and consumer loans increased $21.8 million. Loans averaged $1.85 billion during the second quarter of 2012, an increase of $151.4 million from the prior year second quarter average balances.

Table 5 — Composition of Loans (in thousands):

	June 30,		December 31,
	2012	2011	2011

Commercial	$479,697	$439,477	$454,087
Agricultural	51,822	61,083	68,122
Real estate	1,143,031	1,012,539	1,041,396
Consumer	234,065	202,060	212,310

Total loans held for investment	$1,908,615	$1,715,159	$1,775,915

Certain amounts above for December 31, 2011 have been reclassified from prior presentation to be consistent with June 30, 2012 and 2011 presentation.

At June 30, 2012, our real estate loans represent approximately 59.9% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 40.9%, (ii) commercial real estate loans of 30.3%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 19.1%, (iv) residential development and construction loans of 5.5%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 4.2%.

Loans held for sale totaled $9.7 million, $4.3 million and $10.6 million at June 30, 2012 and 2011, and December 31, 2011, respectively, in which the carrying amounts approximate market.

Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Non-performing assets, which are comprised of non-accrual loans, loans still accruing and past due 90 days or more, restructured loans and foreclosed assets, were $33.9 million at June 30, 2012, as compared to $27.4 million at June 30, 2011 and $29.5 million at December 31, 2011. As a percent of loans and foreclosed assets, these assets were 1.76% at June 30, 2012, as compared to 1.58% at June 30, 2011 and 1.64% at December 31, 2011. The continued higher level of non-performing assets compared to several years ago is a result of ongoing weakness in real estate markets and the overall national and Texas economy. We believe the level of these assets to be manageable and are not aware of any material classified credit not properly disclosed as non-performing at June 30, 2012.

Table 6 — Non-accrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	June 30,		December 31,
	2012	2011	2011

Non-accrual loans	$26,606	$18,599	$19,975
Loans still accruing and past due 90 days or more	105	6	96
Restructured loans	—	—	—
Foreclosed assets	7,149	8,778	9,464

Total	$33,860	$27,383	$29,535

As a % of loans and foreclosed assets	1.76%	1.58%	1.64%
As a % of total assets	0.79%	0.71%	0.72%

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on the December 31, 2011 impaired loans above of approximately $697 thousand during the year ended December 31, 2011. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2011, such income would have approximated $1.5 million. Such amounts for the 2012 and 2011 interim periods were insignificant.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 4 to our notes to consolidated financial statements (unaudited). The provision for loan losses was $759 thousand for the second quarter of 2012, as compared to $1.9 million for the second quarter of 2011. The provision for loan losses was $2.1 million for the first six months of 2012, as compared to $4.1 million for the first six months of 2011. The continued provision for loan losses in 2012 and 2011 reflects our growth in loans and continued higher levels of non-performing and classified assets. However, the general stability of our balances in non-accrual loans, the decrease in overall classified loans and reductions in net charge-offs enabled the Company to reduce its provisions in 2012 compared to the prior year. As a percent of average loans, net loan charge-offs were 0.12% for the second quarter of 2012 compared to 0.24% during the second quarter of 2011. As a percent of average loans, net loan charge-offs were 0.18% for the first six months of 2012 compared to 0.21% during the same period in 2011. The allowance for loan losses as a percent of loans was 1.81% as of June 30, 2012, as compared to 1.92% as of December 31, 2011 and 1.94% as of June 30, 2011. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.

Table 7 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Balance at beginning of period	$34,529	$32,501	$34,315	$31,106

Charge-offs:
Commercial	164	46	413	47
Agricultural	31	—	53	—
Real Estate	284	1,089	1,256	1,864
Consumer	287	261	449	495

Total charge-offs	766	1,396	2,171	2,406

Recoveries:
Commercial	(49)	(40)	(152)	(104)
Agricultural	(10)	—	(21)	—
Real Estate	(64)	(245)	(178)	(352)
Consumer	(102)	(92)	(197)	(199)

Total recoveries	(225)	(377)	(548)	(655)

Net charge-offs	541	1,019	1,623	1,751

Provision for loan losses	759	1,924	2,055	4,051

Balance at end of period	$34,747	$33,406	$34,747	$33,406

Loans held for investment at period end	1,908,615	1,715,159	1,908,615	1,715,159
Average loans	1,850,408	1,699,077	1,817,300	1,688,812

Net charge-offs/average loans (annualized)	0.12%	0.24%	0.18%	0.21%
Allowance for loan losses/period-end loans	1.81	1.94	1.81	1.94
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	130.08	179.55	130.08	179.55

The ratio of our allowance to non-accrual, past due 90 days still accruing and restructured loans has generally trended downward since 2007, as the economic conditions worsened. Although the ratio declined substantially from prior years when net charge-offs and non-performing asset levels were historically low, management believes the allowance for loan losses is appropriate at June 30, 2012 in spite of these trends.

Interest-Bearing Deposits and Time Deposits in Banks. As of June 30, 2012, our interest-bearing deposits and time deposits were $100.4 million compared with $193.1 million and $165.8 million as of June 30, 2011 and December 31, 2011, respectively. At June 30, 2012, interest-bearing deposits and time deposits in banks included $74.6 million invested in FDIC-insured certificates of deposit, and $24.5 million maintained at the Federal Reserve Bank of Dallas. The continued higher level in our interest-bearing deposits in banks is the result of several factors including cash flows from maturing investment securities, growth in deposits and fluctuating deposits from larger depository customers.

Available-for-Sale and Held-to-Maturity Securities. At June 30, 2012, securities with an amortized cost of $1.5 million were classified as securities held-to-maturity and securities with a fair value of $2.0 billion were classified as securities available-for-sale. As compared to December 31, 2011, the available for sale portfolio, carried at fair value, at June 30, 2012, reflected (i) a decrease of $4.1 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of

$127.7 million in obligations of states and political subdivisions, (iii) an increase of $1.9 million in corporate and other bonds, and (iv) a decrease of $4.2 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

See note 2 to consolidated financial statements (unaudited) for additional disclosures related to the maturities and fair values of the investment portfolio at June 30, 2012 and December 31, 2011.

Table 8 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at June 30, 2012 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available-for-Sale:
U.S. Treasury securities	$11,208	1.63%	$—	—%	$—	—%	$—	—%	$11,208	1.63%
Obligations of U.S. government sponsored-enterprises and agencies	83,017	2.92	174,042	1.68	3,633	1.26	—	—	260,692	2.07
Obligations of states and political subdivisions	52,063	5.69	258,169	4.69	507,079	5.71	15,001	7.39	832,312	5.42
Corporate bonds and other securities	14,142	4.52	74,083	2.63	45,111	3.19	—	—	133,336	3.02
Mortgage-backed securities	38,325	4.70	496,904	3.24	188,718	2.81	413	1.84	724,360	3.20

Total	$198,755	4.03%	$1,003,198	3.99%	$744,541	4.80%	$15,414	7.24%	$1,961,908	3.97%

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-Maturity:
Obligations of states and political subdivisions	$1,004	7.72%	$80	8.20%	$—	—%	$—	—%	$1,084	7.76%
Mortgage-backed securities	1	4.27	234	3.20	140	2.04	—	—	375	3.00

Total	$1,005	7.72%	$314	5.08%	$140	2.04%	$—	—%	$1,459	6.54%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

As of June 30, 2012, the investment portfolio had an overall tax equivalent yield of 3.99%, a weighted average life of 4.19 years and modified duration of 3.72 years.

Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $3.39 billion as of June 30, 2012, as compared to $3.12 billion as of June 30, 2011. Table 9 provides a breakdown of average deposits and rates paid for the three and six month periods ended June 30, 2012 and 2011.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended June 30,
	2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,126,926	—%	$958,029	—%

Interest-bearing deposits
Interest-bearing checking	886,049	0.03	787,565	0.13
Savings and money market accounts	645,629	0.03	570,229	0.16
Time deposits under $100,000	303,921	0.17	339,314	0.76
Time deposits of $100,000 or more	424,719	0.08	453,682	0.78

Total interest-bearing deposits	$2,260,318	0.06%	2,150,790	0.38%

Total average deposits	$3,387,244		$3,108,819

	Six Months Ended June 30,
	2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,091,290	—%	$940,539	—%

Interest-bearing deposits
Interest-bearing checking	882,754	0.06	799,742	0.14
Savings and money market accounts	636,842	0.07	553,944	0.17
Time deposits under $100,000	308,791	0.36	345,287	0.83
Time deposits of $100,000 or more	428,012	0.17	460,919	0.85

Total interest-bearing deposits	2,256,399	0.12%	2,159,892	0.41%

Total average deposits	$3,347,689		$3,100,431

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $251.4 million and $192.4 million at June 30, 2012 and 2011, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds which we pledge our securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of federal funds purchased and securities sold under repurchase agreements was $239.6 million and $192.2 million in the second quarters of 2012 and 2011, respectively. The average rates paid on Federal funds purchased and securities sold under repurchase agreements were 0.08% and 0.11% for the second quarters of 2012 and 2011, respectively. The average balance of Federal funds purchased and securities sold under repurchase agreements was $240.7 million and $191.1 million in the first six months of 2012 and 2011, respectively. The average rates paid on federal funds purchased and securities sold under repurchase agreements were 0.09% and 0.11% for the first six months of 2012 and 2011, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $534.3 million, or 12.45% of total assets, at June 30, 2012, as compared to $477.7 million, or 12.44% of total assets, at June 30, 2011. Included in shareholders’ equity at June 30, 2012 and June 30, 2011, were $58.9 million and $43.0 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the second quarter of 2012, total shareholders’ equity averaged $526.9 million, or 12.52% of average assets, as compared to $463.7 million, or 12.20% of average assets, during the same period in 2011. For the six months ended June 30, 2012, total shareholders’ equity averaged $522.3 million, or 12.54% of average assets, as compared to $454.2 million, or 12.03% of average assets, during the same period in 2011.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums to be designated “well capitalized” for total risk-based, Tier 1 risked based and leverage ratios are 10.00%, 6.00% and 5.00%, respectively. As of June 30, 2012, our total risk-based, Tier 1 risked based and leverage capital ratios were 18.48%, 17.23% and 10.36%, respectively, as compared to total risk-based, Tier 1 risked based and leverage capital ratios of 19.22%, 17.97% and 10.22% as of June 30, 2011. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

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

Each of our subsidiary banks has an asset liability management committee that monitors interest rate risk and compliance with investment policies; there is also a holding company committee that monitors the aggregate Company’s interest rate risk and compliance with investment policies. The Company and each subsidiary bank utilize an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next twelve months. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next twelve months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the re-pricing and maturity characteristics of the existing and projected balance sheet.

As of June 30, 2012, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.17% and 0.27%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in a net interest income of 2.40% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of June 30, 2012 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and re-pricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, Federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing Federal funds from correspondent banks and sales of securities under agreements to repurchase, which amounted to $251.4 million at June 30, 2012, and an unfunded $25.0 million line of credit established with The Frost National Bank which matures on June 30, 2013 (see next paragraph). First Financial Bank, N. A., Abilene also has Federal funds purchased lines of credit with two non-affiliated banks totaling $80.0 million. $15.9 million was outstanding on these Federal funds purchased lines of credit at June 30, 2012. Six of our subsidiary banks have available lines of credit with the Federal Home Loan Bank of Dallas totaling $216.4 million secured by portions of their loan portfolios and certain investment securities. At June 30, 2012, $80.7 million in letters of credit issued by the Federal Home Loan Bank of Dallas were outstanding under these lines of credit. These letters of credit were pledged as collateral for public funds held by our subsidiary banks.

The Company renewed its loan agreement, effective June 30, 2011, with The Frost National Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2013, interest is paid quarterly at Wall Street Journal Prime, and the line of credit matures June 30, 2013. If a balance exists at June 30, 2013, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. Management believes the Company was in compliance with the financial and operational covenants at June 30, 2012. There was no outstanding balance under the line of credit as of June 30, 2012, or December 31, 2011.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and interest-bearing deposits in banks which totaled $71.2 million at June 30, 2012, investment securities which totaled $13.7 million (of which 8.9% matures within 12 months and the remaining portion over 11 to 18 years), available dividends from our subsidiaries which totaled $47.2 million at June 30, 2012, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.

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

Table 10 – Commitments as of June 30, 2012 (in thousands):

Total Notional Amounts Committed

Unfunded lines of credit	$297,721
Unfunded commitments to extend credit	68,880
Standby letters of credit	24,358

Total commercial commitments	$390,959

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends to shareholders, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by dividends from our subsidiary banks and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At June 30, 2012, approximately $47.2 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $14.6 million and $10.0 million for the three month periods ended June 30, 2012 and 2011, respectively. Our subsidiaries paid aggregate dividends of $28.5 million and $20.0 million for the six-month periods ended June 30, 2012 and 2011, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 42.7% and 44.8% of net earnings, respectively, for the first half of 2012 and the same period in 2011. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of June 30, 2012.

There were no significant changes in our internal controls over financial reporting or other factors during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II

OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 25, 2012).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed June 29, 2012).

10.2	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).

10.4	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-Q filed May 4, 2010).

10.5	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report filed August 2, 2011).

10.6	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K filed January 3, 2007).

10.7	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed January 2, 2008).

10.8	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q Quarterly Report filed July 25, 2008).

10.9	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 23, 2008).

10.10	—	Sixth Amendment to Loan Agreement, dated June 16, 2009, signed June 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K filed on June 30, 2009).

10.11	—	Seventh Amendment to Loan Agreement, dated December 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K filed December 31, 2009).

10.12	—	Eighth Amendment to Loan Agreement, dated June 30, 2011, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10-9 of the Registrant’s Form 8-K filed June 30, 2011).

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: July 27, 2012	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: July 27, 2012	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer