Form 10-Q
period 2012-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2012-10-31
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2012
Common Stock, $0.01 par value per share	31,488,530

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at September 30, 2012 and 2011 and December 31, 2011, the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2012 and 2011, and changes in shareholders' equity and cash flows for the nine months ended September 30, 2012 and 2011, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,		December 31,
	2012	2011	2011
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$128,606	$127,174	$146,239
FEDERAL FUNDS SOLD	23,400	3,580	—
INTEREST-BEARING DEPOSITS IN BANKS	25,633	103,850	104,597

Total cash and cash equivalents	177,639	234,604	250,836

INTEREST-BEARING TIME DEPOSITS IN BANKS	67,506	66,688	61,175

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,882,617	1,728,557	1,841,389

SECURITIES HELD-TO-MATURITY (fair value of $1,271, $4,424 and $3,655 at September 30, 2012 and 2011 and December 31, 2011, respectively)	1,247	4,362	3,609

LOANS
Held for investment	1,993,820	1,722,570	1,775,915
Less - allowance for loan losses	(34,932)	(34,301)	(34,315)

Net loans held for investment	1,958,888	1,688,269	1,741,600
Held for sale	10,034	6,262	10,629

Net loans	1,968,922	1,694,531	1,752,229

BANK PREMISES AND EQUIPMENT, net	80,580	73,443	76,483
INTANGIBLE ASSETS	72,001	72,206	72,122
OTHER ASSETS	60,035	61,012	62,688

Total assets	$4,310,547	$3,935,403	$4,120,531

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,200,154	$1,020,953	$1,101,576
INTEREST-BEARING DEPOSITS	2,244,244	2,165,653	2,233,222

Total deposits	3,444,398	3,186,606	3,334,798

DIVIDENDS PAYABLE	7,872	7,549	7,550
SHORT-TERM BORROWINGS	254,480	180,790	207,756
OTHER LIABILITIES	53,885	61,259	61,890

Total liabilities	3,760,635	3,436,204	3,611,994

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, authorized 80,000,000 shares; 31,488,530, 31,452,283, and 31,459,635 shares issued at September 30, 2012 and 2011 and December 31, 2011, respectively	315	314	314
Capital surplus	277,121	275,887	276,127
Retained earnings	217,483	174,955	184,871
Treasury stock (shares at cost: 265,598, 253,851, and 258,235 at September 30, 2012 and 2011 and December 31, 2011, respectively)	(4,908)	(4,476)	(4,597)
Deferred compensation	4,908	4,476	4,597
Accumulated other comprehensive earnings	54,993	48,043	47,225

Total shareholders’ equity	549,912	499,199	508,537

Total liabilities and shareholders’ equity	$4,310,547	$3,935,403	$4,120,531

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$26,138	$24,983	$75,792	$73,903
Interest on investment securities:
Taxable	7,480	9,363	24,498	28,787
Exempt from federal income tax	6,484	5,543	19,081	16,482
Interest on federal funds sold and interest-bearing deposits in banks	185	275	623	960

Total interest income	40,287	40,164	119,994	120,132

INTEREST EXPENSE:
Interest on deposits	1,094	1,807	3,887	6,170
Other	74	47	176	150

Total interest expense	1,168	1,854	4,063	6,320

Net interest income	39,119	38,310	115,931	113,812
PROVISION FOR LOAN LOSSES	787	1,354	2,842	5,405

Net interest income after provision for loan losses	38,332	36,956	113,089	108,407

NONINTEREST INCOME:
Trust fees	3,723	3,265	10,848	9,520
Service charges on deposit accounts	4,337	4,482	12,261	13,376
ATM, interchange and credit card fees	3,767	3,544	11,226	10,036
Real estate mortgage operations	1,495	1,056	3,763	2,930
Net gain on available-for-sale securities	1,479	67	2,206	328
Net gain (loss) on sale of foreclosed assets	(106)	18	(512)	(1,156)
Other	804	1,479	2,469	3,612

Total noninterest income	15,499	13,911	42,261	38,646

NONINTEREST EXPENSE:
Salaries and employee benefits	14,845	14,108	43,263	42,351
Net occupancy expense	1,806	1,823	5,286	5,154
Equipment expense	2,269	1,970	6,521	5,792
FDIC insurance premiums	563	561	1,655	2,129
ATM, interchange and credit card expenses	1,317	1,276	4,017	3,607
Professional and service fees	838	730	2,263	2,507
Printing, stationery and supplies	468	443	1,483	1,359
Amortization of intangible assets	38	101	120	317
Other	5,059	5,308	15,807	15,151

Total noninterest expense	27,203	26,320	80,415	78,367

EARNINGS BEFORE INCOME TAXES	26,628	24,547	74,935	68,686
INCOME TAX EXPENSE	6,828	6,460	19,028	17,784

NET EARNINGS	$19,800	$18,087	$55,907	$50,902

EARNINGS PER SHARE, BASIC	$0.63	$0.58	$1.78	$1.62

EARNINGS PER SHARE, ASSUMING DILUTION	$0.63	$0.57	$1.78	$1.62

DIVIDENDS PER SHARE	$0.25	$0.24	$0.74	$0.71

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET EARNINGS	$19,800	$18,087	$55,907	$50,902

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	6,710	16,588	14,157	42,774

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(1,479)	(67)	(2,206)	(328)

Total other items of comprehensive earnings	5,231	16,521	11,951	42,446

Income tax expense related to other items of comprehensive earnings	(1,831)	(5,782)	(4,183)	(14,856)

COMPREHENSIVE EARNINGS	$23,200	$28,826	$63,675	$78,492

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2010	20,942,141	$209	$274,629	$146,397	(166,329)	$(4,207)	$4,207	$20,453	$441,688
Net earnings (unaudited)	—	—	—	50,902	—	—	—	—	50,902
Stock issuances (unaudited)	28,965	—	821	—	—	—	—	—	821
Cash dividends declared, $0.71 per share (unaudited)	—	—	—	(22,239)	—	—	—	—	(22,239)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	27,590	27,590
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	111	—	—	—	—	—	111
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(4,376)	(269)	269	—	—
Stock option expense (unaudited)	—	—	326	—	—	—	—	—	326
Three-for-two stock split in the form of a 50% stock dividend (unaudited)	10,481,177	105	—	(105)	(83,146)	—	—	—	—

Balances at September 30, 2011 (unaudited)	31,452,283	$314	$275,887	$174,955	(253,851)	$(4,476)	$4,476	$48,043	$499,199

Balances at December 31, 2011	31,459,635	$314	$276,127	$184,871	(258,235)	$(4,597)	$4,597	$47,225	$508,537
Net earnings (unaudited)	—	—	—	55,907	—	—	—	—	55,907
Stock issuances (unaudited)	28,895	1	626	—	—	—	—	—	627
Cash dividends declared, $0.74 per share (unaudited)	—	—	—	(23,295)	—	—	—	—	(23,295)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	7,768	7,768
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	117	—	—	—	—	—	117
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(7,363)	(311)	311	—	—
Stock option expense (unaudited)	—	—	251	—	—	—	—	—	251

Balances at September 30, 2012 (unaudited)	31,488,530	$315	$277,121	$217,483	(265,598)	$(4,908)	$4,908	$54,993	$549,912

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$55,907	$50,902
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,908	5,461
Provision for loan losses	2,842	5,405
Securities premium amortization (discount accretion), net	11,732	5,279
Gain on sale of assets, net	(1,896)	(26)
Deferred federal income tax expense (benefit)	(1,857)	1,885
Change in loans held for sale	595	6,898
Change in other assets	(153)	1,467
Change in other liabilities	5,104	4,201

Total adjustments	22,275	30,570

Net cash provided by operating activities	78,182	81,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing time deposits in banks	(6,331)	36,998
Activity in available-for-sale securities:
Sales	114,090	13,244
Maturities	1,003,367	1,380,354
Purchases	(1,171,322)	(1,542,627)
Activity in held-to-maturity securities - maturities	2,361	4,703
Net increase in loans	(220,551)	(53,340)
Purchases of bank premises and equipment and other assets	(10,904)	(9,947)
Proceeds from sale of other assets	3,932	4,732

Net cash used in investing activities	(285,358)	(165,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	98,578	61,479
Net increase in interest-bearing deposits	11,023	11,825
Net increase in short-term borrowings	46,724	2,434
Common stock transactions:
Proceeds from stock issuances	627	821
Dividends paid	(22,973)	(21,811)

Net cash provided by financing activities	133,979	54,748

NET DECREASE IN CASH AND CASH EQUIVALENTS	(73,197)	(29,663)

CASH AND CASH EQUIVALENTS, beginning of period	250,836	264,267

CASH AND CASH EQUIVALENTS, end of period	$177,639	$234,604

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$4,317	$6,962
Federal income tax paid	17,205	13,824
Transfer of loans to foreclosed assets	422	5,747
Investment securities purchased but not settled	6,260	19,797

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation

The interim consolidated financial statements include the accounts of the Company, a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA, and its wholly-owned subsidiaries: First Financial Bank, National Association, Abilene, Texas; First Financial Bank, Hereford, Texas; First Financial Bank, National Association, Sweetwater, Texas; First Financial Bank, National Association, Eastland, Texas; First Financial Bank, National Association, Cleburne, Texas; First Financial Bank, National Association, Stephenville, Texas; First Financial Bank, National Association, San Angelo, Texas; First Financial Bank, National Association, Weatherford, Texas; First Financial Bank, National Association, Southlake, Texas; First Financial Bank, National Association, Mineral Wells, Texas; First Financial Bank, Huntsville, Texas; First Technology Services, Inc.; First Financial Trust & Asset Management Company, National Association; First Financial Investments, Inc.; and First Financial Insurance Agency, Inc.

Through our subsidiary banks, we conduct a full-service commercial banking business. Most of our service centers are located in North Central and West Texas. Including the branches and locations of all our bank subsidiaries, as of September 30, 2012, we had 54 financial centers across Texas, with eleven locations in Abilene, two locations in Cleburne, two locations in Stephenville, three locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Cisco, Southlake, Grapevine, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, Crowley, Glen Rose, Odessa, Fort Worth and Huntsville. Our trust subsidiary has six locations which consist of Abilene, San Angelo, Stephenville, Sweetwater, Fort Worth and Odessa, all in Texas.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

On April 26, 2011, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend effective for shareholders of record on May 16, 2011 that was distributed on June 1, 2011. All share and per share amounts in this report, prior to split, have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the three and nine months ended September 30, 2011.

On October 26, 2011, the Company’s Board of Directors authorized the repurchase of up to 750,000 common shares through September 30, 2014. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through September 30, 2012, no shares have been repurchased under this authorization.

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

Note 2—Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2012 and 2011, were 31,484,375 and 31,451,687 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine months ended September 30, 2012 and 2011, were 31,476,715 and 31,440,178 respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended September 30, 2012 and 2011, were 31,502,172 and 31,481,092 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2012 and 2011, were 31,486,707 and 31,488,129, respectively.

Note 3 – Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $67.5 million and $61.2 million at September 30, 2012 and December 31, 2011, respectively, and have original maturities generally ranging from one to two years. Of these amounts, $61.1 million and $51.8 million are time deposits with balances greater than $100,000 at September 30, 2012 and December 31, 2011, respectively.

The Company records its available-for-sale and trading securities portfolio at fair value.

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, with all unrealized gains and unrealized losses judged to be temporary, net of deferred income taxes, excluded from earnings and reported in the consolidated statements of comprehensive earnings. Available- for-sale securities that have unrealized losses that are judged other than temporary are included in gain (loss) on sale of securities and a new cost basis is established. Securities classified as trading are recorded at estimated fair value with unrealized gains and losses included in earnings.

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

A summary of available-for-sale and held-to-maturity securities follows (in thousands):

	September 30, 2012
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U. S. Treasury securities	$11,067	$81	$—	$11,148
Obligations of U.S. government sponsored-enterprises and agencies	231,223	4,799	—	236,022
Obligations of states and political subdivisions	770,148	60,948	(41)	831,055
Corporate bonds and other	122,010	6,452	—	128,462
Residential mortgage-backed securities	617,057	23,167	(1,127)	639,097
Commercial mortgage-backed securities	35,209	1,766	(142)	36,833

Total securities available-for-sale	$1,786,714	$97,213	$(1,310)	$1,882,617

Securities held-to-maturity:
Obligations of states and political subdivisions	$889	$10	$—	$899
Residential mortgage-backed securities	308	12	—	320
Commercial mortgage-backed securities	50	2	—	52

Total debt securities held-to-maturity	$1,247	$24	$—	$1,271

	December 31, 2011
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U. S. Treasury securities	$15,143	$204	$—	$15,347
Obligations of U.S. government sponsored-enterprises and agencies	255,548	5,802	(4)	261,346
Obligations of states and political subdivisions	655,957	48,812	(98)	704,671
Corporate bonds and other	127,514	4,215	(255)	131,474
Residential mortgage-backed securities	681,277	24,247	(89)	705,435
Commercial mortgage-backed securities	22,003	1,113	—	23,116

Total securities available-for-sale	$1,757,442	$84,393	$(446)	$1,841,389

Securities held-to-maturity:
Obligations of states and political subdivisions	$3,187	$30	$—	$3,217
Residential mortgage-backed securities	358	14	—	372
Commercial mortgage-backed securities	64	2	—	66

Total debt securities held-to-maturity	$3,609	$46	$—	$3,655

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2012, were computed by using scheduled amortization of balances and historical prepayment rates. At September 30, 2012 and December 31, 2011, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of debt securities at September 30, 2012, by contractual and expected maturity, are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Due within one year	$165,054	$168,093	$809	$814
Due after one year through five years	482,396	503,839	80	85
Due after five years through ten years	473,421	518,185	—	—
Due after ten years	13,577	16,570	—	—
Mortgage-backed securities	652,266	675,930	358	372

Total	$1,786,714	$1,882,617	$1,247	$1,271

The following tables disclose, as of September 30, 2012 and December 31, 2011, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2012
Obligations of states and political subdivisions	$10,132	$41	$—	$—	$10,132	$41
Residential mortgage-backed securities	60,685	1,081	3,709	46	64,394	1,127
Commercial mortgage-backed securities	13,727	142	—	—	13,727	142

Total	$84,544	$1,264	$3,709	$46	$88,253	$1,310

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2011
Obligations of U.S. government sponsored-enterprises and agencies	$3,114	$4	$—	$—	$3,114	$4
Obligations of states and political subdivisions	9,595	98	—	—	9,595	98
Corporate bonds and other	17,533	255	—	—	17,533	255
Residential mortgage-backed securities	13,722	89	—	—	13,722	89

Total	$43,964	$446	$—	$—	$43,964	$446

The number of investment positions in an unrealized loss position totaled 43 at September 30, 2012. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making the determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2012 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at approximately $781.9 million at September 30, 2012, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarter ended September 30, 2012 and 2011, sales of investment securities that were classified as available-for-sale totaled $45.1 million and $800 thousand, respectively. Gross realized gains from securities sales and calls during the third quarter of 2012 and 2011 totaled $1.52 million and $67 thousand, respectively. Gross realized losses from securities sales and calls during the third quarter of 2012 totaled $43 thousand. There were no losses realized on securities sales and calls during the third quarter of 2011. The specific identification method was used to determine cost in order to compute the realized gains and losses.

During the nine-months ended September 30, 2012 and 2011, sales of investment securities that were classified as available-for-sale totaled $114.1 million and $13.2 million, respectively. Gross realized gains for securities sales and calls during the nine-month period ended September 30, 2012 and 2011 totaled $2.25 million and $341 thousand, respectively. Gross realized losses from sales during the nine-month period ended September 30, 2012 and 2011 totaled $44 thousand and $13 thousand, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

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

Accrual of interest is discontinued on a loan and payments are applied to principal when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Except consumer loans, generally all loans past due greater than 90 days, based on contractual terms, are placed on non-accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Consumer loans are generally charged-off when a loan becomes past due 90 days. For other loans in the portfolio, facts and circumstances are evaluated in making charge-off decisions.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2012 and 2011, and December 31, 2011, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. Each of these loans is evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of September 30, 2012 and 2011, and December 31, 2011, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

The Company originates certain mortgage loans for sale in the secondary market. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value on an aggregate basis. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first three to six months, or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.

Loans acquired, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed are initially recorded at fair value with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

Major classifications of loans are as follows (in thousands):

	September 30,		December 31,
	2012	2011	2011
Commercial	$482,655	$500,106	$454,087
Agricultural	63,148	88,366	68,122
Real estate	1,191,088	926,597	1,041,396
Consumer	256,929	207,501	212,310

Total loans held for investment	$1,993,820	$1,722,570	$1,775,915

Certain amounts above for December 31, 2011 have been reclassified from prior presentation to be consistent with September 30, 2012 and 2011 presentation.

Loans held for sale totaled $10.0 million, $6.3 million and $10.6 million, at September 30, 2012 and 2011 and December 31, 2011, respectively, in which the carrying amounts approximate fair value.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	September 30,		December 31,
	2012	2011	2011
Non-accrual loans	$24,283	$17,598	$19,975
Loans still accruing and past due 90 days or more	69	52	96
Restructured loans*	—	—	—

Total	$24,352	$17,650	$20,071

*	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

September 30, 2012		September 30, 2011		December 31, 2011
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$ 24,283	$6,093	$17,598	$4,211	$19,975	$5,953

The average recorded investment in impaired loans for the three and nine months ended September 30, 2012 and the year ended December 31, 2011 was approximately $25.2 million, $26.3 million and $22.3 million, respectively. The Company had $30.7 million, $27.9 million and $29.5 million in non-accrual, past due 90 days still accruing and restructured loans and foreclosed assets at September 30, 2012 and 2011, and December 31, 2011, respectively. Non-accrual loans totaled $24.3 million, $17.6 million and $20.0 million, respectively, of this amount and consisted of (in thousands):

	September 30,		December 31,
	2012	2011	2011
Commercial	$2,890	$3,644	$3,450
Agricultural	401	193	145
Real estate	20,673	13,557	16,193
Consumer	319	204	187

Total	$24,283	$17,598	$19,975

No additional funds are committed to be advanced in connection with impaired loans.

The Company’s impaired loans and related allowance as of September 30, 2012 and 2011, and December 31, 2011, are summarized in the following table (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

September 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to- Date Average Recorded Investment	Three-Month Average Recorded Investment
Commercial	$3,568	$63	$2,827	$2,890	$1,488	$3,943	$3,728
Agricultural	408	—	401	401	130	455	416
Real Estate	24,866	3,049	17,624	20,673	4,341	21,537	20,686
Consumer	363	30	289	319	134	344	320

Total	$29,205	$3,142	$21,141	$24,283	$6,093	$26,279	$25,150

September 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to- Date Average Recorded Investment	Three-Month Average Recorded Investment
Commercial	$3,961	$56	$3,588	$3,644	$1,530	$3,844	$3,729
Agricultural	227	3	190	193	68	243	199
Real Estate	15,371	281	13,276	13,557	2,549	14,417	13,860
Consumer	248	58	146	204	64	242	214

Total	$19,807	$398	$17,200	$17,598	$4,211	$18,746	$18,002

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to- Date Average Recorded Investment
Commercial	$3,856	$—	$3,450	$3,450	$2,092	$3,801
Agricultural	199	3	142	145	79	246
Real Estate	19,305	1,786	14,407	16,193	3,708	18,068
Consumer	227	29	158	187	74	233

Total	$23,587	$1,818	$18,157	$19,975	$5,953	$22,348

The Company recognized interest income on impaired loans of approximately $1.1 million during the year ended December 31, 2011. Such amounts for the three and nine-month periods ended September 30, 2012 and 2011 were not significant.

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

At September 30, 2012 and December 31, 2011, the following summarizes the Company’s internal ratings of its loans held for investment (in thousands):

September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$469,370	$2,660	$10,594	$31	$482,655
Agricultural	58,035	2,946	2,158	9	63,148
Real Estate	1,134,219	17,967	38,763	139	1,191,088
Consumer	255,721	326	842	40	256,929

Total	$1,917,345	$23,899	$52,357	$219	$1,993,820

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$432,110	$9,227	$12,748	$2	$454,087
Agricultural	65,007	347	2,755	13	68,122
Real Estate	980,308	20,922	40,068	98	1,041,396
Consumer	211,177	302	820	11	212,310

Total	$1,688,602	$30,798	$56,391	$124	$1,775,915

At September 30, 2012 and December 31, 2011, the Company’s past due loans are as follows (in thousands):

September 30, 2012	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$3,029	$64	$256	$3,349	$479,306	$482,655	$—
Agricultural	379	—	—	379	62,769	63,148	—
Real Estate	13,630	1,019	1,444	16,093	1,174,995	1,191,088	54
Consumer	1,247	231	105	1,583	255,346	256,929	15

Total	$18,285	$1,314	$1,805	$21,404	$1,972,416	$1,993,820	$69

December 31, 2011	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$1,574	$430	$—	$2,004	$452,083	$454,087	$—
Agricultural	300	60	—	360	67,762	68,122	—
Real Estate	10,215	547	988	11,750	1,029,646	1,041,396	62
Consumer	1,396	128	47	1,571	210,739	212,310	34

Total	$13,485	$1,165	$1,035	$15,685	$1,760,230	$1,775,915	$96

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of September 30, 2012 and 2011, and December 31, 2011, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	September 30,		December 31,
	2012	2011	2011
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$6,093	$4,211	$5,953
Remaining portfolio	28,839	30,090	28,362

Total allowance for loan losses	$34,932	$34,301	$34,315

The following table details the allowance for loan losses at September 30, 2012 and December 31, 2011 by portfolio segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,381	$489	$8,677	$298	$12,845
Loans collectively evaluated for impairment	4,069	1,269	15,297	1,452	22,087

Total	$7,450	$1,758	$23,974	$1,750	$34,932

December 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$4,647	$758	$8,310	$282	$13,997
Loans collectively evaluated for impairment	5,017	724	13,223	1,354	20,318

Total	$9,664	$1,482	$21,533	$1,636	$34,315

Changes in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 are summarized as follows (in thousands):

Three months ended September 30, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$8,556	$1,253	$23,294	$1,644	$34,747
Provision for loan losses	(1,088)	491	1,200	184	787
Recoveries	42	14	325	81	462
Charge-offs	(60)	—	(845)	(159)	(1,064)

End balance	$7,450	$1,758	$23,974	$1,750	$34,932

Three months ended September 30, 2011	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$8,567	$1,766	$21,394	$1,679	$33,406
Provision for loan losses	580	(549)	1,291	32	1,354
Recoveries	27	1	144	91	263
Charge-offs	(216)	(1)	(354)	(151)	(722)

End balance	$8,958	$1,217	$22,475	$1,651	$34,301

Nine months ended September 30, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$9,664	$1,482	$21,533	$1,636	$34,315
Provision for loan losses	(1,935)	294	4,040	443	2,842
Recoveries	195	35	502	279	1,011
Charge-offs	(474)	(53)	(2,101)	(608)	(3,236)

End balance	$7,450	$1,758	$23,974	$1,750	$34,932

Nine months ended September 30, 2011	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,745	$2,299	$19,101	$1,961	$31,106
Provision for loan losses	1,376	(1,113)	5,096	46	5,405
Recoveries	100	32	496	290	918
Charge-offs	(263)	(1)	(2,218)	(646)	(3,128)

End balance	$8,958	$1,217	$22,475	$1,651	$34,301

The Company’s recorded investment in loans as of September 30, 2012 and December 31, 2011 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands):

September 30, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$13,285	$5,113	$56,869	$1,208	$76,475
Loans collectively evaluated for impairment	469,370	58,035	1,134,219	255,721	1,917,345

Total	$482,655	$63,148	$1,191,088	$256,929	$1,993,820

December 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$21,977	$3,115	$61,088	$1,133	$87,313
Loans collectively evaluated for impairment	432,110	65,007	980,308	211,177	1,688,602

Total	$454,087	$68,122	$1,041,396	$212,310	$1,775,915

The Company’s loans that were modified in the three and nine months ended September 30, 2012 and 2011 and considered a troubled debt restructuring are as follows (dollars in thousands):

	Three months ended September 30, 2012			Three months ended September 30, 2011
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	2	$9	$9	2	$82	$82
Agricultural	—	—	—	—	—	—
Real Estate	4	1,093	1,093	1	1,386	1,386
Consumer	—	—	—	—	—	—

Total	6	$1,102	$1,102	3	$1,468	$1,468

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	11	$796	$796	2	$82	$82
Agricultural	5	354	354	2	2,479	2,479
Real Estate	31	8,761	8,761	5	1,569	1,569
Consumer	1	19	19	—	—	—

Total	48	$9,930	$9,930	9	$4,130	$4,130

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$9	$—	$82	$—
Agricultural	—	—	—	—	—	—
Real Estate	—	717	376	—	1,386	—
Consumer	—	—	—	—	—	—

Total	$—	$717	$385	$—	$1,468	$—

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$508	$120	$168	$—	$82	$—
Agricultural	243	15	95	—	2,479	—
Real Estate	935	1,825	6,002	—	1,468	101
Consumer	—	19	—	—	—	—

Total	$1,686	$1,979	$6,265	$—	$4,029	$101

During the three and nine months ended September 30, 2012, two loans totaling $221 thousand that had been modified as a troubled debt restructured loan within the previous 12 months defaulted on the modified loan. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

As of September 30, 2012, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Certain of our subsidiary banks have established lines of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At September 30, 2012, approximately $758.6 million in loans held by these subsidiaries were subject to blanket liens as security for these lines of credit. At September 30, 2012, $80.7 million in letters of credit issued by the Federal Home Loan Bank of Dallas and $6.0 million in short-term borrowings were outstanding under these lines of credit. The letters of credit were pledged as collateral for public funds held by our subsidiary banks.

Note 5 – Income Taxes

Income tax expense was $6.8 million for the third quarter in 2012 as compared to $6.5 million for the same period in 2011. Our effective tax rates on pretax income were 25.64% and 26.32% for the third quarter of 2012 and 2011, respectively. Income tax expense was $19.0 million for the nine months ended September 30, 2012 as compared to $17.8 million for the same period in 2011. Our effective tax rates on pretax income were 25.39% and 25.89% for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Note 6 – Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. Options totaling 156,100 shares were granted in October 2011 at an exercise price of $31.45. The weighted average grant-date fair value of these options granted was $5.94. No options have been granted in 2012. The Company recorded stock option expense totaling approximately $78 thousand and $109 thousand, respectively, for the three-month periods ended September 30, 2012 and 2011. The Company recorded stock option expense totaling approximately $251 thousand and $326 thousand, respectively, for the nine-month periods ended September 30, 2012 and 2011. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

Note 7 – Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $1.0 million in both March 2012 and March 2011 and an additional $500 thousand in October 2011, and continues to evaluate future funding amounts.

Net periodic benefit costs totaling $185 thousand and $150 thousand were recorded, respectively, for the three months ended September 30, 2012 and 2011. Net periodic benefit costs totaling $555 thousand and $449 thousand, respectively, were recorded, for the nine months ended September 30, 2012 and 2011.

Note 8 – Recently Issued Authoritative Accounting Guidance

In 2011, the Financial Accounting Standards Board (the “FASB”) amended its authoritative guidance to require that all changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the authoritative guidance requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity was eliminated. The new guidance was effective January 1, 2012, although certain provisions in the guidance have been deferred to allow the FASB time to re-deliberate. The new guidance did not have a significant impact on the Company’s financial statements.

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

In 2011, the FASB amended its authoritative guidance related to offsetting assets and liabilities to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sales and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. The new guidance is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

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

There were no transfers between Level 2 and Level 3 during the three and nine months ended September 30, 2012 or 2011.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U. S. Treasury securities	$11,148	$—	$—	$11,148
Obligations of U. S. government sponsored-enterprises and agencies	—	236,022	—	236,022
Obligations of states and political subdivisions	8,223	822,832	—	831,055
Corporate bonds	—	124,256	—	124,256
Residential mortgage-backed securities	—	639,097	—	639,097
Commercial mortgage-backed securities	—	36,833	—	36,833
Other securities	4,206	—	—	4,206

Total	$23,577	$1,859,040	$—	$1,882,617

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2012:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, generally third party appraisals, or Level 3 input based on customized discounting criteria. These appraisals are evaluated individually and discounts are made as necessary due to the age of the appraisal, lack of comparable sales, existence of superior liens and property taxes or special use type of property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. At September 30, 2012, impaired loans with a carrying value of $24.3 million were reduced by specific valuation allowances totaling $6.1 million resulting in a net fair value of $18.2 million, based on Level 3 inputs.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At September 30, 2012, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2012 and 2011 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted are as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three months ended September 30,
	2012	2011
Carrying value of other real estate owned prior to re-measurement	$3,140	$300
Write-downs included in gain (loss) on sale of other real estate owned	(125)	(65)

Fair value	$3,015	$235

	Nine months ended September 30,
	2012	2011
Carrying value of other real estate owned prior to re-measurement	$4,993	$5,576
Write-downs included in gain (loss) on sale of other real estate owned	(661)	(1,315)

Fair value	$4,332	$4,261

At September 30, 2012 and 2011, and December 31, 2011, other real estate owned totaled $6.3 million, $10.0 million and $9.2 million, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at September 30, 2012 and December 31, 2011, were as follows (in thousands):

	September 30,		December 31,
	2012		2011
	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$128,606	$128,606	$146,239	$146,239	Level 1

Federal funds sold	23,400	23,400	—	—	Level 1

Interest-bearing deposits in banks	25,633	25,633	104,597	104,597	Level 1

Interest-bearing time deposits in banks	67,506	67,506	61,175	61,175	Level 2

Available-for-sale securities	1,882,617	1,882,617	1,841,389	1,841,389	Levels 1 and 2

Held-to-maturity securities	1,247	1,271	3,609	3,655	Level 2

Loans	1,968,922	1,976,479	1,752,229	1,757,732	Level 3

Accrued interest receivable	20,956	20,956	22,446	22,446	Level 2

Deposits with no stated maturities	2,764,688	2,764,688	2,582,500	2,582,500	Level 1

Deposits with stated maturities	679,710	681,085	752,298	754,186	Level 2

Short term borrowings	254,480	254,480	207,756	207,756	Level 2

Accrued interest payable	340	340	594	594	Level 2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the ratios of proposed rule making per Basel III;

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

Critical Accounting Policies

We prepare consolidated financial statements based on generally accepted accounting principles and customary practices in the banking industry. These policies, in certain areas, require us to make significant estimates and assumptions.

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

Consolidation of Bank Charters – Subsequent Event

On October 18, 2012, the Company announced that it plans to consolidate its eleven bank charters into one charter, effective at the end of the 2012 fiscal year, subject to regulatory approval. The Company cited regulatory, compliance and technology complexities and the opportunity for cost savings as its reason for making this change. The Company noted it expects to operate the banks as it does currently with local management and board decisions to benefit the customers and communities it serves.

Results of Operations

Performance Summary. Net earnings for the third quarter of 2012 were $19.8 million compared to $18.1 million for the same period in 2011, or a 9.47% increase over the same period in 2011.

Basic earnings per share for the third quarter of 2012 were $0.63 compared to $0.58 for the same quarter last year. The return on average assets was 1.84% for the third quarter of 2012, as compared to 1.87% for the same quarter of 2011. The return on average equity was 14.53% for the third quarter of 2012 as compared to 14.79% for the same quarter of 2011.

Net earnings for the nine-month period ended September 30, 2012 were $55.9 million compared to $50.9 million for the same period in 2011, or a 9.83% increase over the same period in 2011.

Basic earnings per share for the first nine-months of 2012 were $1.78 compared to $1.62 for the same period last year. The return on average assets was 1.78% for the first nine months of 2012, as compared to 1.79% for the same period of 2011. The return on average equity was 14.12% for the first nine months of 2012 as compared to 14.65% for the same period of 2011.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $42.9 million for the third quarter of 2012, as compared to $41.5 million for the same period last year. The increase in 2012 compared to 2011 was largely attributable to an increase in the volume of earning assets. Average earning assets increased $436.8 million for the third quarter of 2012 over the same period in 2011. Average taxable securities, average tax exempt securities, and average loans increased $22.6 million, $221.4 million and $234.5 million, respectively, for the third quarter of 2012 over the third quarter of 2011. Average interest bearing liabilities increased $199.6 million for the third quarter of 2012, as compared to the same period in 2011. The yield on earning assets decreased 45 basis points during the third quarter of 2012, whereas the rate paid on interest-bearing liabilities decreased 14 basis points in the third quarter of 2012 primarily due to the effects of lower interest rates.

Tax-equivalent net interest income was $126.8 million for the first nine months of 2012, as compared to $123.3 million for the same period last year. The increase in 2012 compared to 2011 was largely attributable to an increase in the volume of earning assets. Average earning assets increased $395.0 million for the first nine months of 2012 over the same period in 2011. Average taxable securities, average tax exempt securities, and average loans increased $91.5 million, $190.9 million and $164.5 million, respectively, for the first nine months of 2012 over the same period of 2011. Average interest bearing liabilities increased $164.1 million for the first nine month period ended September 30, 2012, as compared to the same period in 2011. The yield on earning assets decreased 46 basis points during the first nine months of 2012, whereas the rate paid on interest-bearing liabilities decreased 14 basis points in the first nine months of 2012 primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011			Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$(112)	$22	$(90)	$(316)	$(20)	$(336)
Taxable investment securities	192	(2,076)	(1,884)	2,432	(6,721)	(4,289)
Tax-exempt investment securities (1)	3,256	(1,791)	1,465	8,599	(4,533)	4,066
Loans (1) (2)	3,421	(2,256)	1,165	7,222	(5,393)	1,829

Interest income	6,757	(6,101)	656	17,937	(16,667)	1,270

Interest-bearing deposits	87	(800)	(713)	283	(2,567)	(2,284)
Short-term borrowings	27	—	27	54	(27)	27

Interest expense	114	(800)	(686)	337	(2,594)	(2,257)

Net interest income	$6,643	$(5,301)	$1,342	$17,600	$(14,073)	$3,527

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the third quarter of 2012 was 4.26%, a decrease of 36 basis points from the same period in 2011. The net interest margin for the nine months ended September 30, 2012 was 4.32%, a decrease of 36 basis points from the same period in 2011. The target Federal funds rate was reduced to a range of zero to 25 basis points in December 2008. The low level of interest rates has reduced the yields on our short-term investments and investment securities as the proceeds from maturing investment securities have been invested at lower rates. We have been able to partially mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing rates paid on interest bearing liabilities. We expect interest rates to remain at the current low levels until 2014 as announced by the Federal Reserve, which will continue to place pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three months ended September 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$120,802	$186	0.76%	$162,498	$275	0.67%
Taxable investment securities (2)	1,121,465	7,480	2.67	1,098,898	9,363	3.41
Tax-exempt investment securities (2)(3)	795,727	9,912	4.98	574,311	8,447	5.88
Loans (3)(4)	1,967,789	26,452	5.35	1,733,316	25,288	5.79

Total earning assets	4,005,783	44,030	4.37%	3,569,023	43,373	4.82%

Cash and due from banks	113,932			111,230
Bank premises and equipment, net	80,571			73,082
Other assets	42,868			50,650
Goodwill and other intangible assets, net	72,022			72,259
Allowance for loan losses	(35,014)			(33,793)

Total assets	$4,280,162			$3,842,451

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,240,977	$1,094	0.19%	$2,138,043	$1,807	0.34%
Short-term borrowings	289,568	74	0.10	192,866	47	0.10

Total interest-bearing liabilities	2,530,545	1,168	0.18%	2,330,909	1,854	0.32%

Noninterest-bearing deposits	1,149,529			981,869
Other liabilities	57,823			44,467

Total liabilities	3,737,897			3,357,245
Shareholders’ equity	542,265			485,206

Total liabilities and shareholders’ equity	$4,280,162			$3,842,451

Net interest income		$42,862			$41,519

Rate Analysis:
Interest income/earning assets			4.37%			4.82%
Interest expense/earning assets			0.11			0.20

Net yield on earning assets			4.26%			4.62%

	Nine months ended September 30,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$130,832	$624	0.69%	$182,616	$960	0.70%
Taxable investment securities (2)	1,174,249	24,498	2.78	1,082,779	28,787	3.54
Tax-exempt investment securities (2)(3)	747,614	29,150	5.20	556,744	25,083	6.01
Loans (3)(4)	1,867,829	76,633	5.48	1,703,375	74,805	5.87

Total earning assets	3,920,524	130,905	4.46%	3,525,514	129,635	4.92%

Cash and due from banks	117,850			111,301
Bank premises and equipment, net	79,409			71,541
Other assets	47,641			51,432
Goodwill and other intangible assets, net	72,060			72,363
Allowance for loan losses	(34,725)			(32,832)

Total assets	$4,202,759			$3,799,319

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,251,221	$3,887	0.23%	$2,152,529	$6,170	0.38%
Short-term borrowings	257,090	176	0.09	191,671	150	0.10

Total interest-bearing liabilities	2,508,311	4,063	0.22%	2,344,200	6,320	0.36%

Noninterest-bearing deposits	1,110,845			954,467
Other liabilities	54,605			35,977

Total liabilities	3,673,761			3,334,644
Shareholders’ equity	528,998			464,675

Total liabilities and shareholders’ equity	$4,202,759			$3,799,319

Net interest income		$126,842			$123,315

Rate Analysis:
Interest income/earning assets			4.46%			4.92%
Interest expense/earning assets			0.14			0.24

Net yield on earning assets			4.32%			4.68%

(1)	Short-term investments are comprised of Federal funds sold and interest-bearing deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the third quarter of 2012 was $15.5 million, an increase of $1.6 million over the same period in 2011. Trust fees increased $458 thousand, real estate mortgage operations increased $439 thousand, ATM, interchange and credit card fees increased $223 thousand and the net gain on securities transactions increased $1.4 million. The increase in trust fees reflects an increase in estate fees, fees from mineral management and an increase in assets under management over the prior year from both improved market conditions and growth in assets managed. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $2.75 billion at September 30, 2012 as compared to $2.30 billion for the same date in 2011. Real estate mortgage income increased primarily due to increased market share and refinancing from the low mortgage rate environment. The increase in ATM, interchange and credit card fees is primarily a result of increased use of debit cards and an increase in the number of accounts. Under the Dodd-Frank Act, the Federal Reserve was authorized to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. While the changes relate only to banks with assets greater than $10 billion, concern exists that the regulation will also ultimately impact the interchange fees we collect.

Offsetting these increases was a decrease in service charge income of $145 thousand, primarily from decreased customer use of overdraft services and changes in overdraft regulations. There was also a decrease in gain on sale of assets of $620 thousand as 2011 included a sale of the former Southlake main office. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue.

Noninterest income for the nine month period ended September 30, 2012 was $42.3 million, an increase of $3.6 million over the same period in 2011. Trust fees increased $1.3 million, real estate mortgage operations increased $833 thousand, ATM, interchange and credit card fees increased $1.2 million and the net gain on securities transactions increased $1.9 million. The increase in trust fees reflects an increase in estate fees, fees from mineral management and an increase in assets under management over the prior year from both improved market conditions and growth in assets managed. Real estate mortgage income increased primarily due to increased market share and refinancing from the low mortgage rate environment. The increase in ATM, interchange and credit card fees is primarily a result of increased use of debit cards and an increase in the number of accounts.

Offsetting these increases was a decrease in service charge income of $1.1 million, primarily from decreased customer use of overdraft services and changes in overdraft regulations.

Table 3 — Noninterest Income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Trust fees	$3,723	$458	$3,265	$10,848	$1,328	$9,520
Service charges on deposit accounts	4,337	(145)	4,482	12,261	(1,115)	13,376
ATM, interchange and credit card fees	3,767	223	3,544	11,226	1,190	10,036
Real estate mortgage operations	1,495	439	1,056	3,763	833	2,930
Net gain on sale of available-for-sale securities	1,479	1,412	67	2,206	1,878	328
Net (loss) on sale of foreclosed assets	(106)	(124)	18	(512)	644	(1,156)

Other:
Check printing fees	54	(2)	56	148	(11)	159
Safe deposit rental fees	94	(4)	98	359	(5)	364
Credit life and debt protection fees	98	25	73	180	3	177
Brokerage commissions	45	11	34	98	(65)	163
Interest on loan recoveries	85	(23)	108	246	(278)	524
Gain (loss) on sale of assets, net	(32)	(620)	588	203	(651)	854
Miscellaneous income	460	(62)	522	1,235	(136)	1,371

Total other	804	(675)	1,479	2,469	(1,143)	3,612

Total Noninterest Income	$15,499	$1,588	$13,911	$42,261	$3,615	$38,646

Noninterest Expense. Total noninterest expense for the third quarter of 2012 was $27.2 million, an increase of $883 thousand, or 3.35%, as compared to the same period in 2011. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the third quarter of 2012 was 46.61%, compared to 47.48% from the same period in 2011.

Salaries and employee benefits for the third quarter of 2012 totaled $14.8 million, an increase of $737 thousand compared to 2011. The increase was largely the result of annual pay increases.

All other categories of noninterest expense for the third quarter of 2012 totaled $12.4 million, an increase of $146 thousand, or 1.20%, as compared to the same period in 2011. Categories of noninterest expense with increases included ATM, interchange and credit card expense, equipment expense and advertising. ATM, interchange and credit card expense increased $41 thousand, primarily a result of increased use of debit cards. Offsetting these increases were decreases in professional and service fees and other real estate expenses.

Total noninterest expense for the first nine months of 2012 was $80.4 million, an increase of $2.0 million, or 2.61%, as compared to the same period in 2011. Our efficiency ratio for the first nine months of 2012 was 47.55%, compared to 48.39% for the same period in 2011.

Salaries and employee benefits for the first nine-months of 2012 totaled $43.3 million, an increase of $912 thousand, compared to 2011. The increase was largely the result of annual pay increases.

All other categories of noninterest expense for the first nine months of 2012 totaled $37.2 million, an increase of $1.1 million, or 3.15%, as compared to the same period in 2011. Categories of noninterest expense with increases included ATM, interchange and credit card expense, equipment expense and operational and other losses. ATM, interchange and credit card expense increased $410 thousand, primarily a result of increased use of debit cards. The operational and other losses increase was primarily a result of recurring customer debit card losses and a cyber attack on a customer’s computer system, both resulting in loss exposure for the Company. The Company has implemented additional security devices and legal contracts in the cyber areas of the Company and continues to investigate further cost effective measures and expanded insurance protection. Offsetting these increases were a decrease in FDIC insurance premiums of $474 thousand from the change implemented in the third quarter of 2011 to calculate the premiums on a different base and in professional and service fees of $243 thousand as 2011 included technology conversion expenses related to our Huntsville acquisition.

Table 4 — Noninterest Expense (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Salaries	$11,265	$515	$10,750	$33,085	$1,346	$31,739
Medical	869	140	729	2,505	(325)	2,830
Profit sharing	1,343	25	1,318	3,270	(265)	3,535
Pension	185	35	150	555	106	449
401(k) match expense	342	19	323	1,041	53	988
Payroll taxes	763	34	729	2,556	72	2,484
Stock option expense	78	(31)	109	251	(75)	326

Total salaries and employee benefits	14,845	737	14,108	43,263	912	42,351

Net occupancy expense	1,806	(17)	1,823	5,286	132	5,154
Equipment expense	2,269	299	1,970	6,521	729	5,792
FDIC assessment fees	563	2	561	1,655	(474)	2,129
ATM, interchange and credit card expense	1,317	41	1,276	4,017	410	3,607
Professional and service fees	838	108	730	2,264	(243)	2,507
Printing, stationery and supplies	468	25	443	1,483	124	1,359
Amortization of intangible assets	38	(63)	101	120	(197)	317

Other:
Data processing fees	86	(39)	125	190	(189)	379
Postage	355	5	350	1,047	25	1,022
Advertising	542	(83)	625	1,619	132	1,487
Correspondent bank service charges.	220	22	198	636	30	606
Telephone	404	(4)	408	1,176	80	1,096
Public relations and business development	456	47	409	1,273	49	1,224
Directors’ fees	165	8	157	567	2	565
Audit and accounting fees	311	6	305	889	34	855
Legal fees	136	(29)	165	621	63	558
Regulatory exam fees	262	30	232	784	84	700
Travel	193	28	165	567	38	529
Courier expense	193	25	168	580	94	486
Operational and other losses	144	(228)	372	864	102	762
Other real estate	144	(193)	337	422	(365)	787
Other miscellaneous expense	1,448	156	1,292	4,572	477	4,095

Total other	5,059	(249)	5,308	15,807	656	15,151

Total Noninterest Expense	$27,203	$883	$26,320	$80,416	$2,049	$78,367

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary banks. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of September 30, 2012, total loans were $1.99 billion, an increase of $217.9 million, as compared to December 31, 2011. As compared to December 31, 2011, commercial loans increased $28.6 million, agricultural loans decreased $5.0 million, real estate loans increased $149.7 million, and consumer loans increased $44.6 million. Loans averaged $1.87 billion during the third quarter of 2012, an increase of $164.5 million from the prior year third quarter average balances.

Table 5 — Composition of Loans (in thousands):

	September 30,		December 31,
	2012	2011	2011
Commercial	$482,655	$500,106	$454,087
Agricultural	63,148	88,366	68,122
Real estate	1,191,088	926,597	1,041,396
Consumer	256,929	207,501	212,310

Total loans held for investment	$1,993,820	$1,722,570	$1,775,915

Certain amounts above for December 31, 2011 have been reclassified from prior presentation to be consistent with September 30, 2012 and 2011 presentation.

At September 30, 2012, our real estate loans represent approximately 59.7% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 42.4%, (ii) commercial real estate loans of 29.4%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 18.0%, (iv) residential development and construction loans of 6.3%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 3.9%.

Loans held for sale, consisting of mortgage loans, totaled $10.0 million, $6.3 million and $10.6 million at September 30, 2012 and 2011, and December 31, 2011, respectively, in which the carrying amounts approximate market.

Asset Quality. Loan portfolios of each of our subsidiary banks are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Non-performing assets, which are comprised of non-accrual loans, loans still accruing and past due 90 days or more, restructured loans and foreclosed assets, were $30.7 million at September 30, 2012, as compared to $27.9 million at September 30, 2011 and $29.5 million at December 31, 2011. As a percent of loans and foreclosed assets, these assets were 1.53% at September 30, 2012, as compared to 1.60% at September 30, 2011 and 1.64% at December 31, 2011. The continued higher level of non-performing assets compared to several years ago is a result of ongoing weakness in real estate markets and the overall national economy. We believe the level of these assets to be manageable at September 30, 2012.

Table 6 —  Non-accrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	September 30,		December 31,
	2012	2011	2011
Non-accrual loans	$24,283	$17,598	$19,975
Loans still accruing and past due 90 days or more	69	52	96
Restructured loans	—	—	—
Foreclosed assets	6,373	10,254	9,464

Total	$30,725	$27,904	$29,535

As a % of loans and foreclosed assets	1.53%	1.60%	1.64%
As a % of total assets	0.71%	0.71%	0.72%

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

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 4 to our notes to consolidated financial statements (unaudited). The provision for loan losses was $787 thousand for the third quarter of 2012, as compared to $1.4 million for the third quarter of 2011. The provision for loan losses was $2.8 million for the first nine months of 2012, as compared to $5.4 million for the first nine months of 2011. The continued provision for loan losses in 2012 and 2011 reflects our growth in loans and continued higher levels of non-performing and classified assets. However, the general stability of our balances in non-accrual loans, the decrease in overall classified loans and reductions in net charge-offs enabled the Company to reduce its provisions in 2012 compared to the prior year. As a percent of average loans, net loan charge-offs were 0.12% for the third quarter of 2012 compared to 0.11% during the third quarter of 2011. As a percent of average loans, net loan charge-offs were 0.16% for the first nine months of 2012 compared to 0.17% during the same period in 2011. The allowance for loan losses as a percent of loans was 1.74% as of September 30, 2012, as compared to 1.92% as of December 31, 2011 and 1.98% as of September 30, 2011. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.

Table 7 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$34,747	$33,406	$34,315	$31,106

Charge-offs:
Commercial	60	216	474	263
Agricultural	—	1	53	1
Real Estate	845	354	2,101	2,218
Consumer	159	151	608	646

Total charge-offs	1,064	722	3,236	3,128

Recoveries:
Commercial	42	27	195	100
Agricultural	14	1	35	32
Real Estate	325	144	502	496
Consumer	81	91	279	290

Total recoveries	462	263	1,011	918

Net charge-offs	602	459	2,225	2,210

Provision for loan losses	787	1,354	2,842	5,405

Balance at end of period	$34,932	$34,301	$34,932	$34,301

Loans held for investment at period end	$1,993,820	$1,722,570	$1,993,820	$1,722,570
Average loans	1,967,789	1,733,316	1,867,829	1,703,375
Net charge-offs/average loans (annualized)	0.12%	0.11%	0.16%	0.17%

Allowance for loan losses/period-end loans	1.74	1.98	1.74	1.98
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	143.4	194.3	143.4	194.3

The ratio of our allowance to non-accrual, past due 90 days still accruing and restructured loans has generally trended downward since 2007, as the economic conditions worsened. Although the ratio declined substantially from prior years when net charge-offs and non-performing asset levels were historically low, management believes the allowance for loan losses is appropriate at September 30, 2012 in spite of these trends.

Interest-Bearing Deposits and Time Deposits in Banks. As of September 30, 2012, our interest-bearing deposits and time deposits were $93.1 million compared with $170.5 million and $165.8 million as of September 30, 2011 and December 31, 2011, respectively. At September 30, 2012, interest-bearing deposits and time deposits in banks included $67.5 million invested in FDIC-insured certificates of deposit, and $23.7 million maintained at the Federal Reserve Bank of Dallas. The continued higher level in our interest-bearing deposits in banks is the result of several factors including cash flows from maturing investment securities, growth in deposits and fluctuating deposits from larger depository customers.

Available-for-Sale and Held-to-Maturity Securities. At September 30, 2012, securities with an amortized cost of $1.3 million were classified as securities held-to-maturity and securities with a fair value of $1.88 billion were classified as securities available-for-sale. As compared to December 31, 2011, the available for sale portfolio, carried at fair value, at September 30, 2012, reflected (i) a decrease of $29.5 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $126.4 million in obligations of states and political subdivisions, (iii) a decrease of $3.01 million in corporate and other bonds, and (iv) a decrease of $52.6 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

See note 3 to consolidated financial statements (unaudited) for additional disclosures related to the maturities and fair values of the investment portfolio at September 30, 2012 and December 31, 2011.

Table 8 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at September 30, 2012 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities	$11,148	1.64%	$—	—%	$—	—%	$—	—%	$11,148	1.64%
Obligations of U.S. government sponsored-enterprises and agencies	87,497	2.74	144,891	1.48	3,634	1.26	—	—	236,022	1.94
Obligations of states and political subdivisions	59,098	5.66	263,313	4.46	492,074	5.73	16,570	7.03	831,055	5.35
Corporate bonds and other securities	10,350	3.92	95,634	2.62	22,478	3.67	—	—	128,462	2.91
Mortgage-backed securities	36,181	4.42	501,463	3.03	101,327	2.96	36,959	2.80	675,930	3.08

Total	$204,274	3.88%	$1,005,301	3.14%	$619,513	5.18%	$53,529	4.11%	$1,882,617	3.92%

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$809	8.15%	$80	8.20%	$—	—%	$—	—%	$889	8.15%
Mortgage-backed securities	—	—	237	3.33	121	1.88	—	—	358	2.84

Total	$809	8.15%	$317	4.55%	$121	1.88%	$—	—%	$1,247	6.63%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

As of September 30, 2012, the investment portfolio had an overall tax equivalent yield of 3.87%, a weighted average life of 4.30 years and modified duration of 3.79 years.

Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $3.44 billion as of September 30, 2012, as compared to $3.19 billion as of September 30, 2011. Table 9 provides a breakdown of average deposits and rates paid for the three and nine month periods ended September 30, 2012 and 2011.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended September 30,
	2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,149,529	—%	$981,870	—%

Interest-bearing deposits
Interest-bearing checking	894,796	0.11	781,417	0.13
Savings and money market accounts	650,954	0.08	580,695	0.16
Time deposits under $100,000	268,981	0.62	331,306	0.66
Time deposits of $100,000 or more	426,246	0.26	444,625	0.68

Total interest-bearing deposits	2,240,977	0.19%	2,138,043	0.38%

Total average deposits	$3,390,506		$3,119,913

	Nine Months Ended September 30,
	2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,110,845	—%	$954,467	—%

Interest-bearing deposits
Interest-bearing checking	886,797	0.12	793,566	0.13
Savings and money market accounts	641,581	0.12	562,959	0.17
Time deposits under $100,000	295,424	0.70	340,576	0.78
Time deposits of $100,000 or more	427,419	0.32	455,428	0.79

Total interest-bearing deposits	2,251,221	0.23%	2,152,529	0.38%

Total average deposits	$3,362,066		$3,106,996

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $248.5 million and $180.8 million at September 30, 2012 and 2011, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds which we pledge our securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of federal funds purchased and securities sold under repurchase agreements was $266.3 million and $192.9 million in the third quarters of 2012 and 2011, respectively. The average rates paid on federal funds purchased and securities sold under repurchase agreements was 0.10% for both the third quarters of 2012 and 2011, respectively. The average balance of federal funds purchased and securities sold under repurchase agreements was $249.3 million and $191.7 million in the first nine months of 2012 and 2011, respectively. The average rates paid on federal funds purchased and securities sold under repurchase agreements were 0.09% and 0.10% for the first nine months of 2012 and 2011, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $549.9 million, or 12.76% of total assets, at September 30, 2012, as compared to $499.2 million, or 12.68% of total assets, at September 30, 2011. Included in shareholders’ equity at September 30, 2012 and September 30, 2011, were $62.3 million and $53.7 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the third quarter of 2012, total shareholders’ equity averaged $542.3 million, or 12.67% of average assets, as compared to $485.2 million, or 12.63% of average assets, during the same period in 2011. For the nine months ended September 30, 2012, total shareholders’ equity averaged $529.0 million, or 12.59% of average assets, as compared to $464.7 million, or 12.23% of average assets, during the same period in 2011.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums to be designated “well capitalized” for total risk-based, Tier 1 risk based and leverage ratios are 10.00%, 6.00% and 5.00%, respectively. As of September 30, 2012, our total risk-based, Tier 1 risk based and leverage capital ratios were 18.92%, 17.66% and 10.49%, respectively, as compared to total risk-based, Tier 1 risk based and leverage capital ratios of 19.14%, 17.89% and 10.45% as of September 30, 2011. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

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

As of September 30, 2012, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.36% and 0.65%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in net interest income of 2.39% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of September 30, 2012 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and re-pricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks and sales of securities under agreements to repurchase, which amounted to $248.5 million at September 30, 2012, and an unfunded $25.0 million line of credit established with The Frost National Bank which matures on June 30, 2013 (see next paragraph). First Financial Bank, N. A., Abilene also has federal funds purchased lines of credit with two non-affiliated banks totaling $80.0 million. $8.9 million was outstanding on these federal funds purchased lines of credit at September 30, 2012. Six of our subsidiary banks have available lines of credit with the Federal Home Loan Bank of Dallas totaling $223.2 million secured by portions of their loan portfolios and certain investment securities. At September 30, 2012, $80.7 million in letters of credit issued by the Federal Home Loan Bank of Dallas were outstanding under these lines of credit and $6.0 million were outstanding in short-term borrowings under these lines. The letters of credit were pledged as collateral for public funds held by our subsidiary banks.

The Company renewed its loan agreement, effective June 30, 2011, with The Frost National Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2013, interest is paid quarterly at Wall Street Journal Prime, and the line of credit matures June 30, 2013. If a balance exists at June 30, 2013, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. Management believes the Company was in compliance with the financial and operational covenants at September 30, 2012. There was no outstanding balance under the line of credit as of September 30, 2012, or December 31, 2011.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and interest-bearing deposits in banks which totaled $76.8 million at September 30, 2012, investment securities which totaled $12.7 million which matures over 11 to 18 years, available dividends from our subsidiaries which totaled $56.3 million at September 30, 2012, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary banks may also be used as a source of funding for these potential acquisitions or expansions.

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

Table 10 – Commitments as of September 30, 2012 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$313,404
Unfunded commitments to extend credit	70,643
Standby letters of credit	20,775

Total commercial commitments	$404,822

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends to shareholders, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary banks. These funds historically have been produced by dividends from our subsidiary banks and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary banks. At September 30, 2012, approximately $56.3 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $14.6 million and $12.8 million for the three month periods ended September 30, 2012 and 2011, respectively. Our subsidiaries paid aggregate dividends of $43.1 million and $32.8 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 41.7% and 43.7% of net earnings, respectively, for the first nine months of 2012 and the same period in 2011. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

Our state bank subsidiaries, and each of our national banking association subsidiaries are required by federal law to obtain the prior approval of the FDIC and the Office of the Comptroller of the Currency (the “OCC”), respectively, to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

Management considers interest rate risk to be a significant market risk for the Company. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources—Interest Rate Risk” for disclosure regarding this market risk.

Item 4.	Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of September 30, 2012.

There were no significant changes in our internal controls over financial reporting or other factors during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2011 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 25, 2012).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed June 29, 2012).

10.2	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).

10.4	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-Q filed May 4, 2010).

10.5	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-Q Quarterly Report filed August 2, 2011).

10.6	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank.*

10.7	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed January 2, 2008).

10.8	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q Quarterly Report filed July 25, 2008).

10.9	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 23, 2008).

10.10	—	Sixth Amendment to Loan Agreement, dated June 16, 2009, signed June 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K filed on July 1, 2009).

10.11	—	Seventh Amendment to Loan Agreement, dated December 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K filed December 31, 2009).

10.12	—	Eighth Amendment to Loan Agreement, dated June 30, 2011, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10-9 of the Registrant’s Form 8-K filed June 30, 2011).

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: October 31, 2012	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: October 31, 2012	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer