Form 10-K
period 2012-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2013-02-22
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $1.03 billion.

As of February 22, 2013, there were 31,502,907 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the proxy statement for our 2013 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

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

•

government intervention in the U. S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the capital ratios of proposed rule making pursuant to Basel III;

•	political instability;

•	the ability of the Federal government to deal with the slowdown of the national economy and the fiscal cliff;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to attract deposits;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of our operations, including branch openings, new product offerings and expansion into new markets;

•	changes in our compensation and benefit plans; and

•	acts of God or of war or terrorism.

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

General

First Financial Bankshares, Inc., a Texas corporation (“the Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, as well as several other banking regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. Through December 30, 2012, we owned eleven banks, a trust company, a technology operating company, and an insurance agency, all organized and located in Texas. Effective December 30, 2012, we consolidated our eleven bank charters into our Abilene bank charter to reduce certain operating costs and make more efficient our technology and compliance operations. As of December 31, 2012, our subsidiaries are:

•	First Financial Bank, National Association, Abilene, Texas;

•	First Technology Services, Inc., Abilene, Texas;

•	First Financial Trust & Asset Management Company, National Association, Abilene, Texas; and

•	First Financial Insurance Agency, Inc., Abilene, Texas.

Through our subsidiaries, we conduct full-service commercial banking business. Our banking centers are located primarily in Central, North Central and West Texas. As of December 31, 2012, we had 55 financial centers across Texas, with eleven locations in Abilene, two locations in Cleburne, two locations in Stephenville, two locations in Granbury, two locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Cisco, Southlake, Aledo, Willow Park, Brock, Alvarado, Burleson, Crowley, Waxahachie, Grapevine, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, Glen Rose, Acton, Odessa, Fort Worth and Huntsville, all in Texas.

Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Although we consolidated our eleven bank charters into one charter effective December 30, 2012, we continue to operate as eleven bank regions with local advisory boards of directors, local bank region presidents and local decision-making. We have consolidated many of the backroom operations, such as investment securities, accounting, check processing, technology and employee benefits, which improves our efficiency and frees management of our bank regions to concentrate on serving the banking needs of their local communities. We call this our “one bank, eleven regions” concept.

In the past, we have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 25.7 million residents, Texas has more people than any other state except California. The population of Texas grew 23.1% from 2000-2011 according to the U.S. Census Bureau. Many of the communities in which we operate are growing faster than the statewide average, as shown below:

Population Growth 2000-2011*

Bridgeport and Wise County	22.6%
Fort Worth and Tarrant County	27.9%
Cleburne, Midlothian and Johnson County	20.5%
Granbury and Hood County	25.7%

Weatherford, Willow Park, Aledo and Parker County	33.7%
Stephenville and Erath County	15.9%

*	Source: U. S. Census Bureau

These economies include dynamic centers of higher education, agriculture, energy and natural resources, retail, military, healthcare, tourism, retirement living, manufacturing and distribution.

We have also largely foregone the larger metropolitan areas of Texas. We believe our community approach to doing business works best for us in small and mid-size markets, where we can play a prominent role in the economic, civic and cultural life of the community. Our goal is to serve these communities well and to experience growth as these markets continue to expand. In many instances, banking competition is less intense in smaller markets, making it easier for us to operate rationally and attract and retain high-caliber employees who prefer not only our community-banker concept but the high quality of life in smaller cities.

Over the years, we have grown in three ways: by growing internally, by opening new branch locations and by acquisition of other banks. Since 1997, we have completed eleven bank acquisitions increasing total assets from $1.57 billion to $4.50 billion. We have also established a trust and asset management company and a technology services company, both of which operate as subsidiaries of First Financial Bankshares, Inc. Looking ahead, we intend to continue to grow locally by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, so we can provide more convenient service to our customers, and we are actively pursuing acquisition opportunities by calling on banks that we would like to acquire.

When targeting a bank for acquisition, the bank generally needs to be in the type of community that fits our profile, is well managed and profitable. We like growing communities with good amenities – schools, infrastructure, commerce and lifestyle. We prefer non-metropolitan markets, either around Dallas/Fort Worth, Houston, San Antonio or Austin or along the Interstate 35, 45 and 20 corridors in Texas. We might also consider the acquisition of banks in East Texas or the Texas Hill Country area. Banks in the $100 million to up to $1.0 billion asset size fit our “sweet spot” for acquisition, but we will consider banks that are larger or smaller, or that are in other areas of Texas if we believe they would be a good fit for our existing Company.

We also own First Financial Investments, Inc. (which is dormant). During 2011, we merged First Financial Bankshares of Delaware, Inc. and First Financial Investments of Delaware, Inc. into First Financial Bankshares, Inc.

Information on our revenues, profits and losses and total assets appears in the discussion of our Results of Operations contained in Item 7 hereof.

First Financial Bankshares, Inc.

We provide management and technical resources and policy direction to our subsidiaries, which enable them to improve or expand their banking services while continuing their local activity and identity. Each of our subsidiaries operates under the day-to-day management of its own board of directors and officers, including advisory boards of directors for our bank regions. We provide resources and policy direction in, among other things, the following areas:

•	asset and liability management;

•	investments;

•	accounting;

•	budgeting;

•	training;

•	marketing;

•	planning;

•	risk management;

•	loan review;

•	human resources;

•	insurance;

•	capitalization;

•	regulatory compliance; and

•	internal audit.

In particular, we assist our subsidiaries with, among other things, decisions concerning major capital expenditures, employee fringe benefits, including retirement plans and group medical, dividend policies, and appointment of officers and directors, including advisory directors, and their compensation. We also perform, through corporate staff groups or by outsourcing to third parties, internal audits, compliance oversight and loan reviews of our subsidiaries. We provide advice and specialized services for our bank regions related to lending, investing, purchasing, advertising, public relations, and computer services.

We evaluate various potential financial institution acquisition opportunities and approve potential locations for new branch offices. We anticipate that funding for any acquisitions or expansions would be provided from our existing cash balances, available dividends from our subsidiaries, utilization of available lines of credit and future debt or equity offerings.

Services Offered by Our Subsidiaries

Our subsidiary bank is a separate legal entity that operates under the day-to-day management of its board of directors and officers. Our eleven bank regions operating under this subsidiary bank each have separate advisory boards that make recommendations and provide assistance to bank regional management in the operations of their respective region. Each of our bank regions provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, remote deposit capture, internet banking, mobile banking, payroll cards, transmitting funds, and performing other customary commercial banking services. We also conduct full service trust activities through First Financial Trust & Asset Management Company, National Association. Through our trust company, we offer personal trust services, which include the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. In addition, we provide securities brokerage services through arrangements with an unrelated third party in our Abilene, San Angelo and Weatherford bank regions.

Competition

Commercial banking in Texas is highly competitive, and because we hold less than 1% of the state’s deposits, we represent only a minor segment of the industry. To succeed in this industry, we believe that we must have the capability to compete effectively in the areas of (1) interest rates paid or charged; (2) scope of services offered; and (3) prices charged for such services. Our bank regions compete in their respective service areas against highly competitive banks, thrifts, savings and loan associations, small loan companies, credit unions, mortgage companies, insurance companies, and brokerage firms, all of which are engaged in providing financial products and services and some of which are larger than us in terms of capital, resources and personnel.

Our business does not depend on any single customer or any few customers, and the loss of any one would not have a materially adverse effect upon our business. Although we have a broad base of customers that are not related to us, our customers also occasionally include our officers and directors, as well as other entities with which we are affiliated. Through our bank regions we may make loans to our officers and directors, and entities with which we are affiliated, in the ordinary course of business. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans to our directors, officers and their affiliates are also subject to numerous restrictions under federal and state banking laws, which we describe in greater detail below.

Employees

Including all of our subsidiaries, we employed approximately 1,000 full-time equivalent employees at December 31, 2012. Our management believes that our employee relations have been and will continue to be good.

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies, financial holding companies and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the deposit insurance fund of the FDIC. The following information describes particular laws and regulatory provisions relating to financial holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on our business and the business of our subsidiaries.

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

Under the BHCA, the Company must obtain the prior approval of the Federal Reserve Board, or acting under delegated authority, the Federal Reserve Bank of Dallas before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the class; (2) acquiring all of substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

The Change in Bank Control Act of 1978, as amended, or the CIBCA, and the related regulations of the Federal Reserve Board require any person or groups of persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before the person or group acquires control of the Company. The CIBCA defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the CIBCA where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Securities Exchange Act of 1934, as amended, such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.

Banks

Federal and state laws and regulations that govern banks have the effect of, among other things, regulating the scope of business, investments, cash reserves, the purpose and nature of loans, the maximum interest rate chargeable on loans, the amount of dividends declared, and required capitalization ratios.

National Banking Associations. Banks organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency, or OCC. Effective December 30, 2012, we consolidated our eleven bank charters into one, that being our Abilene charter. As a result, the OCC now supervises, regulates and regularly examines the following subsidiaries:

•	First Financial Bank, National Association, Abilene, Texas;

•	First Financial Trust & Asset Management Company, National Association; and

•	First Technology Services, Inc.

The OCC’s supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act:

•	requires each national banking association to maintain reserves against deposits,

•	restricts the nature and amount of loans that may be made and the interest that may be charged, and

•	restricts investments and other activities.

State Banks. Banks that are organized as state banks under Texas law are subject to regulation and examination by the Texas Department of Banking (the “Banking Department”). Prior to December 30, 2012, the Banking

Department regulated, supervised and regularly examined our two subsidiary state banks, First Financial Bank, Hereford and First Financial Bank, Huntsville. The Banking Department’s supervision and regulation of banks is primarily designed to protect the interests of depositors. Texas law:

•	restricts the nature and amount of loans that may be made and the interest that may be charged, and

•	restricts investments and other activities.

State banks are also subject to regulation by either the FDIC or the Federal Reserve Board. First Financial Bank, Hereford and First Financial Bank, Huntsville were non-member banks of the Federal Reserve, and as such their federal regulator was the FDIC and were subject to most of the federal laws described below.

Deposit Insurance

Our subsidiary bank is a member of the FDIC. The FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions. Until October 2008, the protection generally did not exceed $100,000 per depositor. Beginning in October 2008, the amount of protection was increased to $250,000 under the Temporary Liquidity Guarantee Program (TLGP) of the Emergency Economic Stabilization Act of 2008. This increased protection to $250,000 was initially available only through December 31, 2009 but the Dodd-Frank Act made this $250,000 protection permanent. The new regulations were also expanded whereby the protection for non interest bearing deposits was unlimited at institutions participating in the TLGP. This unlimited coverage for these non interest bearing accounts was also initially only available through December 31, 2009 but was extended by the Dodd-Frank Act until December 31, 2012. Non interest bearing deposits initially also included, by definition, certain Interest on Lawyers Trust Accounts (IOLTA) and Negotiable Order of Withdrawal accounts (NOW Accounts) with a maximum capped interest rate. Effective January 1, 2011 through December 31, 2012, the definition of non interest bearing was changed to no longer include NOW accounts. The unlimited coverage for interest bearing accounts was not renewed and expired on December 31, 2012.

Our subsidiary bank must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the deposit insurance fund) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. In addition, the FDIC can impose shortages in special assessments to cover the Deposit Insurance Fund (DIF). As of December 31, 2012, the assessment rate for our subsidiary bank was at the lowest level risk-based premium available which was 5.00% of the assessment base per annum. During 2012 and prior to December 30, 2012 when we consolidated our bank charters, three of our bank subsidiaries paid higher than the 5.00% premium, the highest being 6.11% at First Financial Bank, Hereford. The assessment base was broadened by the Dodd-Frank Act to be defined as average consolidated total assets less average tangible equity. The FDIC also announced in 2009 the requirement of insured depositor institutions to prepay on December 30, 2009, their estimated quarterly assessments for 2010, 2011 and 2012, including a three basis point increase in premium rates for 2011 and 2012. The Company’s prepayment amount totaled $11.6 million in the aggregate and was expensed based on quarterly assessment calculations.

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

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, or FIRREA, an FDIC-insured depository institution can be held liable for any losses incurred by the FDIC in connection with (1) the “default” of one of its FDIC-insured subsidiaries or (2) any assistance provided by the FDIC to one of its FDIC-receivers, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

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

Payment of Dividends

We are a legal entity separate and distinct from our banking and other subsidiaries. We receive most of our revenue from dividends paid to us by our bank and trust company subsidiaries. Described below are some of the laws and regulations that apply when either we or our subsidiaries pay or paid dividends.

National banks are required by federal law to obtain the prior approval of the OCC to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). Prior to December 30, 2012, First Financial Bank, Hereford and First Financial Bank, Huntsville, as Texas state banking associations, could not pay a dividend reducing its capital and surplus without the prior approval of the Banking Department. In additional, the FDIC had the right to prohibit the payment of dividends by a state, non-member bank where the payment was deemed to be an unsafe or unsound banking practice.

Our subsidiaries paid aggregate dividends of approximately $58.4 million in 2012 and approximately $47.4 million in 2011. Under the dividend restrictions discussed above, as of December 31, 2012, our subsidiaries could have declared in the aggregate additional dividends of approximately $60.0 million from retained net profits, without obtaining regulatory approvals.

To pay dividends, we and our subsidiaries must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulatory authorities may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The FDIC and the OCC have each indicated paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends to the extent net income is sufficient to cover both cash dividends and a rate of earnings retention consistent with capital needs, asset quality and overall financial condition. No undercapitalized institution may pay a dividend.

Affiliate Transactions

The Federal Reserve Act, the FDIA and the rules adopted under these statutes restrict the extent to which we can borrow or otherwise obtain credit from, or engage in certain other transactions with, our subsidiaries. These laws regulate “covered transactions” between insured depository institutions and their subsidiaries, on the one hand, and their nondepository affiliates, on the other hand. The Dodd-Frank Act expanded the definition of affiliate to make any investment fund, including a mutual fund, for which a depository institution or its affiliates serve as investment advisor an affiliate of the depository institution. “Covered transactions” include a loan or extension of credit to a nondepository affiliate, a purchase of securities issued by such an affiliate, a purchase of assets from such an affiliate (unless otherwise exempted by the Federal Reserve Board), an acceptance of securities issued by such an affiliate as collateral for a loan, and an issuance of a guarantee, acceptance, or letter of credit for the benefit of such an affiliate. The Dodd-Frank Act extended the limitations to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. The “covered transactions” that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of “covered transactions” cannot exceed ten percent of the capital stock and the surplus of the insured depository institution; and (2) in the case of all affiliates, the aggregate amount of “covered transactions” cannot exceed twenty percent of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute “covered transactions” must be collateralized in prescribed amounts. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Finally, when we and our subsidiaries conduct transactions internally among us, we are required to do so at arm’s length.

Loans to Directors, Executive Officers and Principal Shareholders

The authority of our subsidiary bank to extend credit to our directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans our subsidiary bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans our subsidiary bank make to directors and other insiders must satisfy the following requirements:

•

the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with us or the subsidiary bank;

•

the subsidiary bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with us or the subsidiary bank; and

•	the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the bank.

Furthermore, our subsidiary bank must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O. Each loan to directors or other insiders must be pre-approved by the bank’s board of directors with the interested director abstaining from voting.

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

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill and core deposit intangibles). As of December 31, 2012, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 17.43%; (2) Total Capital to Risk-Weighted Assets Ratio, 18.68%; and (3) Tier 1 Capital Leverage Ratio, 10.60%.

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

Banks. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established five capital tiers with respect to depository institutions: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a “well-capitalized” institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be “adequately capitalized,” it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be “undercapitalized,” it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution’s composite rating is 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be “significantly undercapitalized,” it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be “critically undercapitalized,” it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take “prompt corrective action” against depository institutions that do not meet minimum capital requirements. The various regulatory agencies, including the OCC, have adopted substantially similar regulations that define the five categories identified by FDICIA, using the total risk based capital, Tier 1 risk based capital and Tier 1 leverage ratios as relevant capital measures. Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2012.

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

In addition to FDICIA capital standards, Texas-chartered banks must also comply with the capital requirements imposed by the Banking Department. Neither the Texas Finance Code nor its regulations specify any minimum capital-to-assets ratio that must be maintained by a Texas-chartered bank. Instead, the Banking Department determines the appropriate ratio on a bank by bank basis, considering factors such as the nature of a bank’s business, its total revenue, and the bank’s total assets. Prior to December 30, 2012, our two Texas-chartered banks exceeded the minimum ratios applied to them.

Our Support of Our Subsidiaries

Under Federal Reserve Board policy, we are expected to commit resources to act as a source of strength to support each of our subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, we would not otherwise be required to provide it. This policy was codified by the Dodd-Frank Act. In addition, any loans we make to our subsidiaries would be subordinate in right of payment to deposits and to other indebtedness of our subsidiaries. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and be subject to a priority of payment.

Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require the bank’s shareholders to pay the deficiency on a pro-rata basis. If any shareholder refuses to pay the pro-rata assessment after three months notice, then the bank’s board of directors must sell an appropriate amount of the shareholder’s stock at a public auction to make up the deficiency. To the extent necessary, if a deficiency in capital still exists and the bank refuses to go into liquidation, then a receiver may be appointed to wind down the bank’s affairs. Additionally, under the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default) our other subsidiaries may be assessed for the FDIC’s loss.

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

Community Reinvestment Act of 1977

The Community Reinvestment Act of 1977, or CRA, subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. These ratings are “Outstanding,” “Satisfactory,” “Needs Improvement” and “Substantial Non-Compliance.” Institutions with ratings lower than “Satisfactory” may be restricted from engaging in the aforementioned activities. Prior to our consolidation of our bank charters and effective as of December 30, 2012, we believe our subsidiary banks had taken significant actions to comply with the CRA, and each has received ratings ranging from “satisfactory” to “outstanding” in its most recent review by federal regulators with respect to its compliance with the CRA.

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

In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Department of the Treasury (“the Treasury”) was authorized to purchase equity stakes in U. S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury made $250 billion of capital available to U.S. financial institutions through the purchase of preferred stock or subordinated debentures by the Treasury. In conjunction with the purchase of preferred stock from publicly-held financial institutions, the Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program and were restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury. The Company made a decision to not participate in the TARP Capital Purchase Program due to its capital and liquidity positions.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. In addition to those provisions discussed above, among the provisions that have affected or could affect us are the following:

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

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Basel Committee. On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase – in arrangements for a strengthened set of capital requirements, known as Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk – weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Tier 1 common equity and Tier 1 capital ratio requirements will be phased in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

On June 7, 2012, the U.S. banking agencies requested comment on the three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Once adopted, these new capital requirements would be phased in over time. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period. Comments to the proposed rules were requested by September 7, 2012 in order to begin the gradual integration of the proposed rules on January 1, 2013. U.S. banking agencies have delayed implementation of the proposed rules as they continue weighing views expressed during the comment period. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov. Our web site is http://www.ffin.com. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site after we have filed them with the SEC. Our corporate governance guidelines, including our code of conduct applicable to all our employees, officers and directors, as well as the charters of our audit and nominating committees, are available at www.ffin.com. The foregoing information is also available in print to any shareholder who requests it. Except as explicitly provided, information on any web site is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

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

In addition, banking regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further charge-offs, based on judgments different than those of our management. Any increase in our allowance for credit losses or charge-offs as required by these regulatory agencies could have a material negative effect on our operating results, financial condition and liquidity.

Our business is concentrated in Texas and a downturn in the economy of Texas may adversely affect our business.

Our network of bank regions is concentrated in Texas, primarily in the Western and North Central regions of the state. Most of our customers and revenue are derived from this area. The economy of this region is focused on agriculture (including farming and ranching), commercial and industrial, medical, education, wind energy, manufacturing, service, oil and gas production, and real estate. Because we generally do not derive revenue or customers from other parts of the state or nation, our business and operations are dependent on economic conditions in this part of Texas. Any significant decline in one or more segments of the local economy could adversely affect our business, revenue, operations and properties.

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

The repeal of prohibitions on paying of interest on demand deposits could increase our interest expense.

Effective in July 2011, all federal prohibitions on financial institutions paying interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced and are considering offering interest on demand deposits to compete for customers. Our interest expense could increase and our net interest margin could decrease if we begin offering interest on demand deposits to maintain current customers or attract new customers, which could have a material adverse effect on our financial condition and results of operations.

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

We are subject to possible claims and litigation pertaining to fiduciary responsibility.

From time to time, customers could make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect our market perception of our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

We are subject to interest rate risk.

Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third parties such as our depositors and those from whom we borrow funds. Like most financial institutions, we are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of the Company’s securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investments, our net interest income, and earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

First Financial Bankshares, Inc. is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends paid by its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on First Financial Bankshares, Inc. debt (if we had balances outstanding). Various federal and/or state laws and regulations limit the amount of dividends that our bank subsidiaries may pay to First Financial Bankshares, Inc. In the event our subsidiaries are unable to pay dividends to First Financial Bankshares, Inc., First Financial Bankshares, Inc. may not be able to service debt or pay dividends on the Company’s common stock. The inability to receive dividends from our subsidiaries could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

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

As of December 31, 2012, we had $72.0 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease two spaces in a building owned by First Financial Bank, National Association, Abilene totaling approximately 4,500 square feet. Our subsidiaries collectively own 46 banking facilities, some of which are detached drive-ins, and also lease eight banking facilities and 15 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiaries’ requirements for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we and our subsidiaries are parties to lawsuits arising in the ordinary course of our banking business. However, there are no material pending legal proceedings to which we, our subsidiaries or our other direct and indirect subsidiaries, or any of their properties, are currently subject. Other than regular, routine examinations by state and federal banking authorities, there are no proceedings pending or known to be contemplated by any governmental authorities.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.01 per share, is traded on the Nasdaq Global Select Market under the trading symbol FFIN. See “Item 8 – Financial Statements and Supplementary Data – Quarterly Financial Data” for the high, low and closing sales prices as reported by the Nasdaq Global Select Market for our common stock for the periods indicated.

Record Holders

As of February 1, 2013, we had approximately 1,250 shareholders of record.

Dividends

See “Item 8 – Financial Statements and Supplementary Data – Quarterly Results of Operations” for the frequency and amount of cash dividends paid by us. Also, see “Item 1 – Business – Supervision and Regulation – Payment of Dividends” and “Item 7 – Management’s Discussion and Analysis of the Financial Condition and Results of Operations – Liquidity – Dividends” for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the SNL Bank Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $1 billion to $5 billion in total assets, for a five-year period (December 31, 2007 to December 31, 2012). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2007, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represents the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
First Financial Bankshares, Inc.	100.00	150.92	152.42	148.01	149.28	179.12
Russell 3000	100.00	62.69	80.46	94.08	95.05	110.65
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

Source : SNL Financial LC, Charlottesville, VA

© 2013

www.snl.com

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates information required to be disclosed by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$159,796	$160,021	$149,699	$146,445	$159,154
Interest expense	5,112	8,024	13,528	17,274	35,259

Net interest income	154,684	151,997	136,171	129,171	123,895
Provision for loan losses	3,484	6,626	8,962	11,419	7,957
Noninterest income	57,209	51,438	49,478	48,598	49,453
Noninterest expense	109,049	104,624	98,256	94,000	91,587

Earnings before income taxes and extraordinary item	99,360	92,185	78,431	72,350	73,804
Income tax expense	25,135	23,816	20,068	18,553	20,640

Net earnings before extraordinary item	74,225	68,369	58,363	53,797	53,164
Extraordinary item	—	—	1,296	—	—

Net earnings	$74,225	$68,369	$59,659	$53,797	$53,164

Per Share Data:
Earnings per share, basic before extraordinary item	$2.36	$2.17	$1.87	$1.72	$1.71
Earnings per share, assuming dilution before extraordinary item	2.36	2.17	1.87	1.72	1.70
Earnings per share, basic	2.36	2.17	1.91	1.72	1.71
Earnings per share, assuming dilution	2.36	2.17	1.91	1.72	1.70
Cash dividends declared	0 .99	0.95	0.91	0.91	0.89
Book value at period-end	17.68	16.16	14.06	13.31	11.82
Earnings performance ratios:
Return on average assets	1.75%	1.78%	1.75%	1.72%	1.74%
Return on average equity	13.85	14.44	13.74	13.63	15.27
Summary Balance Sheet Data (Period-end):
Securities	$1,820,096	$1,844,998	$1,546,242	$1,285,377	$1,318,406
Loans	2,088,623	1,786,544	1,690,346	1,514,369	1,566,143
Total assets	4,502,012	4,120,531	3,776,367	3,279,456	3,212,385
Deposits	3,632,584	3,334,798	3,113,301	2,684,757	2,582,753
Total liabilities	3,945,049	3,611,994	3,334,679	2,863,754	2,843,603
Total shareholders’ equity	556,963	508,537	441,688	415,702	368,782
Asset quality ratios:
Allowance for loan losses/period-end loans	1.67%	1.92%	1.84%	1.82%	1.37%
Nonperforming assets/period-end loans plus foreclosed assets	1.22	1.64	1.53	1.46	0.80
Net charge offs/average loans	0.15	0.20	0.35	0.36	0.25
Capital ratios:
Average shareholders’ equity/average assets	12.65%	12.30%	12.76%	12.63%	11.37%
Leverage ratio (1)	10.60	10.33	10.28	10.69	9.68
Tier 1 risk-based capital (2)	17.43	17.49	17.01	17.73	15.89
Total risk-based capital (3)	18.68	18.74	18.26	18.99	17.04
Dividend payout ratio	41.99	43.57	47.58	52.63	52.41

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.
(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.
(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets plus allowance for loan losses to the extent allowed under regulatory guidelines by risk-adjusted assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges on deposits. Our primary source of funding for our loans and investments are deposits held by our bank subsidiary. Our largest expenses are interest on these deposits and salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios, and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2012 and 2011, and consolidated statements of earnings for the years 2010 through 2012 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.

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

We deem our most critical accounting policies to be (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities is included in Note 1 to our Consolidated Financial Statements.

Consolidation of Bank Charters

Effective December 30, 2012, the Company consolidated its eleven bank charters into one charter. Regulatory, compliance and technology complexities and the opportunity for cost savings was the reason for making this change. We expect to operate the prior eleven bank charters as regions with local management decisions with recommendations from the bank regions’s advisory board to benefit the customers and communities it serves as we do currently.

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

Results of Operations

Performance Summary. Net earnings for 2012 were $74.2 million, an increase of $5.9 million, or 8.57%, over net earnings for 2011 of $68.4 million. Net earnings for 2010 were $59.7 million. The increases in net earnings for 2012 over 2011 and 2011 over 2010 were primarily attributable to growth in net interest income and noninterest income.

Net earnings for 2010 included income from an extraordinary item totaling $1.3 million, after related income taxes, related to the expropriation of a portion of our real property. The Texas Department of Transportation (TXDOT) expropriated a portion of real property at our Southlake bank location to expand highway access. TXDOT paid $2.2 million for land and damages to our existing property resulting in a net gain of $2.0 million before income taxes. As a result, our current location’s accessibility significantly deteriorated and we constructed a new bank location in Southlake and sold the existing location in 2011.

On a basic net earnings per share basis, net earnings were $2.36 for 2012 as compared to $2.17 for 2011 and $1.91 for 2010. Basic earnings per share before the extraordinary item were $2.36 for 2012 as compared to $2.17 for 2011 and $1.87 for 2010. The return on average assets was 1.75% for 2012 as compared to 1.78% for 2011 and 1.75% for 2010. The return on average equity was 13.85% for 2012 as compared to 14.44% for 2011 and 13.74% for 2010. All the 2010 amounts include the extraordinary item.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $169.3 million in 2012 as compared to $164.8 million in 2011 and $147.1 million in 2010. The increase in 2012 compared to 2011 was largely attributable to an increase in the volume of earning assets. Average earning assets were $3.95 billion in 2012, as compared to $3.57 billion in 2011 and $3.14 billion in 2010. Average earning assets increased $380.4 million in 2012 with increases in all categories of earning assets, except for short-term investments. The yield on earning assets decreased 43 basis points in 2012, whereas the rate paid on interest-bearing liabilities decreased 14 basis points. The increase in 2011 compared to 2010 also resulted from an increase in the volume of earnings assets and from the decrease in the rates paid on interest-bearing liabilities.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2012 Compared to 2011			2011 Compared to 2010
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate

Short-term investments	$(369)	$(97)	$(466)	$(76)	$(245)	$(321)
Taxable investment securities	1,451	(7,854)	(6,403)	6,680	(5,186)	1,494
Tax-exempt investment securities (1)	11,259	(6,185)	5,074	5,805	(835)	4,970
Loans (1) (2)	11,342	(7,985)	3,357	10,439	(4,309)	6,130

Interest income	23,683	(22,121)	1,562	22,848	(10,575)	12,273

Interest-bearing deposits	323	(3,268)	(2,945)	1,467	(6,716)	(5,249)
Short-term borrowings	65	(31)	34	63	(318)	(255)

Interest expense	388	(3,299)	(2,911)	1,530	(7,034)	(5,504)

Net interest income	$23,295	$(18,822)	$4,473	$21,318	$(3,541)	$17,777

(1)	Computed on tax-equivalent basis assuming marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2010 through 2012. The net interest margin in 2012 was 4.28%, a decrease of 34 basis points from 2011 and a decrease of 6 basis points from 2010. The decrease in our net interest margin in 2012 was largely the result of the extended period of historically low levels of short-term interest rates. The Federal funds rates remained at zero to 0.25% during 2010 to 2012. We have been able to somewhat mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing rates paid on interest bearing liabilities. We expect interest rates to remain at the current low levels until 2015 as announced by the Federal Reserve which will continue to place pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2012			2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$134,588	$754	0.61%	$181,068	$1,221	0.69%	$189,041	$1,541	0.82%
Taxable investment securities (2)	1,144,763	31,318	2.74	1,102,356	37,721	3.42	930,731	36,227	3.89
Tax-exempt investment securities (2)(3)	762,754	39,049	5.12	572,895	33,975	5.93	477,357	29,005	6.08
Loans (3)(4)	1,909,890	103,312	5.41	1,715,266	99,955	5.83	1,543,537	93,825	6.08

Total earning assets	3,951,995	174,433	4.41	3,571,585	172,872	4.84	3,140,666	160,598	5.11
Cash and due from banks	120,477			113,423			107,791
Bank premises and equipment, net	80,315			72,381			66,714
Other assets	47,891			51,870			52,965
Goodwill and other intangible assets, net	72,041			72,312			63,691
Allowance for loan losses	(34,802)			(33,244)			(29,553)

Total assets	$4,237,917			$3,848,327			$3,402,274

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,255,239	$4,877	0.22%	$2,165,750	$7,822	0.36%	$1,947,120	$13,071	0.67%
Short-term borrowings	258,863	235	0.09	196,230	202	0.10	172,536	457	0.26

Total interest-bearing liabilities	2,514,102	5,112	0.20	2,361,980	8,024	0.34	2,119,656	13,528	0.64
Noninterest-bearing deposits	1,132,862			973,588			811,464
Other liabilities	55,021			39,354			37,002

Total liabilities	3,701,985			3,374,922			2,968,122
Shareholders’ equity	535,932			473,405			434,152

Total liabilities and shareholders’ equity	$4,237,917			$3,848,327			$3,402,274

Net interest income		$169,321			$164,848			$147,070

Rate Analysis:

Interest income/earning assets			4.41%			4.84%			5.11%
Interest expense/earning assets			0.13			0.22			0.43

Net yield on earning assets			4.28%			4.62%			4.68%

(1)	Short-term investments are comprised of Fed Funds sold, interest bearing deposits in banks and interest bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for 2012 was $57.2 million, an increase of $5.8 million, or 11.22%, as compared to 2011. Increases in certain categories of noninterest income included (1) ATM, interchange and credit card fees of $1.6 million principally as a result of increased use of debit cards, (2) trust fees of $1.8 million, (3) real estate mortgage operations of $1.2 million and (4) net gain on securities transactions of $2.3 million. Under the Dodd-Frank Act, the Federal Reserve was authorized to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. While the changes relate only to banks with assets greater than $10 billion, concern exists that the regulation will also impact our Company in the future. The increase in trust fees was primarily due to the growth in assets under management over the prior year as well as higher fees generated from oil and gas management. The fair value of our trust assets, which are not reflected in our consolidated balance sheet, totaled $2.85 billion at December 31, 2012 compared to $2.43 billion at December 31, 2011. The increases in income from real estate mortgage operations reflected a higher level of refinancing activity due to the favorable interest rate environment and additional resources devoted to expanding the Company’s mortgage loan operations.

These increases in noninterest income were offset by a $996 thousand decrease in service charges on deposit accounts, and a decrease of $690 thousand in net gains on sales of assets when compared to amounts recorded in 2011. The decrease in service charges on deposit accounts was primarily due to a reduction in customer use of overdraft services and changes in overdraft regulations. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue. The reduction in gains on the sales of assets resulted from a $1.0 million gain recorded in 2011 relating to the sale of former banking facilities in Cleburne and Southlake.

Noninterest income for 2011 was $51.4 million, an increase of $2.0 million, or 4.0%, as compared to 2010. Increases in certain categories of noninterest income included (1) ATM, interchange and credit card fees of $2.3 million principally as a result of increased use of debit cards, (2) trust fees of $1.9 million and (3) the net gain on sale of assets of $945 thousand. Under the Dodd-Frank Act, the Federal Reserve was authorized to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. While the changes relate only to banks with assets greater than $10 billion, concern exists that the regulation will also impact our Company in the future. The increase in trust fees reflects higher oil and gas prices and an increase in the market value of the equity investments under management over the prior year. The fair value of our trust assets, which are not reflected in our consolidated balance sheet, totaled $2.43 billion at December 31, 2011 compared to $2.29 billion at December 31, 2010. Included in net gains on sales of bank assets were gains recorded in 2011 totaling $1.0 million on sales of former bank facilities in Cleburne and Southlake and a loss of $85 thousand on the write down of a parcel of land owned by a bank subsidiary.

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

Table 3 — Noninterest Income (in thousands):

	2012	Increase (Decrease)	2011	Increase (Decrease)	2010

Trust fees	$14,464	$1,793	$12,671	$1,862	$10,809
Service charges on deposit accounts	16,693	(996)	17,689	(2,415)	20,104
ATM, interchange and credit card fees	15,187	1,600	13,587	2,311	11,276
Real estate mortgage operations	5,094	1,151	3,943	131	3,812
Net gain on sale of available-for-sale securities	2,772	2,280	492	129	363
Net gain (loss) on sale of foreclosed assets	(350)	965	(1,315)	(1,772)	457
Other:
Check printing fees	205	(4)	209	(40)	249
Safe deposit rental fees	453	—	453	5	448
Credit life and debt protection fees	229	(17)	246	51	195
Brokerage commissions	178	(48)	226	(47)	273
Interest on loan recoveries	317	(281)	598	159	439
Gain on sales of assets, net	207	(690)	897	945	(48)
Miscellaneous income	1,760	18	1,742	641	1,101

Total other	3,349	(1,022)	4,371	1,714	2,657

Total Noninterest Income	$57,209	$5,771	$51,438	$1,960	$49,478

Noninterest Expense. Total noninterest expense for 2012 was $109.0 million, an increase of $4.4 million, or 4.23%, as compared to 2011. Noninterest expense for 2011 amounted to $104.6 million, an increase of $6.4 million, or 6.5%, as compared to 2010. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2012 was 48.14% compared to 48.37% for 2011, and 49.49% for 2010. The 2010 ratio includes the extraordinary item related to TXDOT.

Salaries and employee benefits for 2012 totaled $58.3 million, an increase of $2.0 million, or 3.58%, as compared to 2011. The principal causes of this increase were additional employees to staff new branches and increases in salaries and related payroll taxes and pension expense. The increase in salaries and payroll taxes were largely the result of annual merit increases.

All other categories of noninterest expense for 2012 totaled $50.8 million, an increase of $2.4 million, or 4.99%, as compared to 2011. The increase in noninterest expense was largely the result of increases in ATM, interchange and credit card expenses of $530 thousand, net occupancy expense of $214 thousand, equipment expense of $990 thousand, software amortization and expense of $808 thousand and legal expense of $164 thousand. The increase in ATM, interchange and credit card expenses was largely the result of increased use of debit cards discussed above. The increases in net occupancy and equipment expenses were the result of the Company’s investment in several new branches. The increase in legal expense was primarily a result of costs associated with consolidating our bank charters. Partially offsetting these increases were a reduction in FDIC insurance premiums of $426 thousand, other real estate expense reduction of $532 thousand and reductions in several other categories of noninterest expense. The decrease in FDIC insurance premiums resulted from changes in the insurance assessment base and rates under the Dodd-Frank Act. The software expense increase is due primarily to costs related to combining the databases of our eleven charters into one. The decrease in other real estate expense is a result of less foreclosure activities and other real estate held.

Salaries and employee benefits for 2011 totaled $56.3 million, an increase of $3.6 million, or 6.9%, as compared to 2010. The principal causes of this increase were additional employees to staff new branches, and increases in salaries and related payroll taxes and profit sharing expense. The increase in salaries and payroll taxes were largely the result of annual merit increases. Also contributing to these increases were the salaries and employee benefits expenses included in our operations beginning November 1, 2010 related to our Huntsville acquisition.

All other categories of noninterest expense for 2011 totaled $48.4 million, an increase of $2.8 million, or 6.0%, as compared to 2010. The increase in noninterest expense was largely the result of increases in ATM, interchange and credit card expenses of $1.1 million, net occupancy expense of $420 thousand, equipment expense of $324 thousand, professional and service fees of $393 thousand and advertising expense of $522 thousand. The increase in ATM, interchange and credit card expenses was largely the result of increased use of debit cards discussed above. The increases in net occupancy and equipment expenses were partly the result of our Huntsville acquisition (discussed below). The increase in advertising expense resulted from our new marketing campaign. The increase in professional and service fees was largely the result of technology conversion and other expenses related to the Huntsville acquisition and volume-related increases in expenses related to internet and mobile banking products. Partially offsetting these increases were a reduction in FDIC insurance premiums of $1.4 million and reduction in several other categories of noninterest expense. The decrease in FDIC insurance premiums resulted from changes in the insurance assessment base and rates under the Dodd-Frank Act.

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

Table 4 — Noninterest Expense (in thousands):

	2012	Increase (Decrease)	2011	Increase (Decrease)	2010

Salaries	$44,492	$1,825	$42,667	$3,119	$39,548
Medical	3,430	(217)	3,647	(149)	3,796
Profit sharing	4,711	23	4,688	389	4,299
Pension	632	278	354	(129)	483
401(k) match expense	1,383	78	1,305	85	1,220
Payroll taxes	3,287	119	3,168	260	2,908
Stock option expense	334	(93)	427	40	387

Total salaries and employee benefits	58,269	2,013	56,256	3,615	52,641

Net occupancy expense	7,076	214	6,862	420	6,442
Equipment expense	8,790	990	7,800	324	7,476
FDIC insurance premiums	2,220	(426)	2,646	(1,354)	4,000
ATM, interchange and credit card expenses	5,448	530	4,918	1,139	3,779
Professional and service fees	3,044	(188)	3,232	393	2,839
Printing, stationery and supplies	1,970	139	1,831	114	1,717
Amortization of intangible assets	149	(253)	402	(207)	609

Other:
Data processing fees	256	(241)	497	(197)	694
Postage	1,403	22	1,381	(53)	1,434
Advertising	2,223	121	2,102	522	1,580
Correspondent bank service charges	856	52	804	37	767
Telephone	1,554	69	1,485	113	1,372
Public relations and business development	1,754	39	1,715	175	1,540
Directors’ fees	769	13	756	3	753
Audit and accounting fees	1,393	47	1,346	169	1,177
Legal fees	956	164	792	(29)	821
Regulatory exam fees	1,071	122	949	77	872
Travel	775	80	695	27	668
Courier expense	766	108	658	74	584
Operational and other losses	1,116	52	1,064	28	1,036
Other real estate	513	(532)	1,045	(72)	1,117
Software amortization and expense	2,168	808	1,360	308	1,052
Other miscellaneous expense	4,510	482	4,028	742	3,286

Total other	22,083	1,406	20,677	1,924	18,753

Total Noninterest Expense	$109,049	$4,425	$104,624	$6,368	$98,256

Income Taxes. Income tax expense was $25.1 million for 2012 as compared to $23.8 million for 2011 ($20.8 million including the extraordinary item) and $20.1 million for 2010. Our effective tax rates on pretax income were 25.3%, 25.8% (25.8% including the extraordinary item), and 25.6%, respectively, for the years 2012, 2011 and 2010. The effective tax rates differ from the statutory federal tax rate of 35.0% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for new home construction and owner-occupied commercial real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of December 31, 2012, total loans held for investment were $2.08 billion, an increase of $301.3 million, as compared to December 31, 2011. As compared to year-end 2011, real estate loans increased $185.4 million, commercial loans increased $55.5 million, agricultural loans increased $184 thousand and consumer loans increased $60.1 million. Loans averaged $1.91 billion during 2012, an increase of $194.6 million over the 2011 average balances.

Table 5 — Composition of Loans (in thousands):

	December 31,
	2012	2011	2010	2009	2008

Commercial	$509,609	$454,087	$442,377	$434,506	$407,597
Agricultural	68,306	68,122	82,380	73,925	78,110
Real estate	1,226,823	1,041,396	962,366	826,123	833,888
Consumer	272,428	212,310	190,064	175,492	191,826

Total loans held for investment	$2,077,166	$1,775,915	$1,677,187	$1,510,046	$1,511,421

Certain amounts above for December 31, 2011 have been reclassified from prior presentation to be consistent with December 31, 2012 presentation.

Our real estate loans represent approximately 59.1% of our loan portfolio and are comprised of (i) commercial real estate loans (28.5%), generally owner occupied, (ii) 1-4 family residence loans (43.3%), (iii) residential development and construction loans (5.4%), which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of (4.1%) and (v) other (18.7%).

Loans held for sale, consisting of mortgage loans, totaled $11.5 million and $10.6 million at December 31, 2012 and 2011, respectively, in which the carrying amounts approximate market.

Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2012 (in thousands):

The following tables summarize maturity and repricing information for the commercial and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2012:

	One Year or less	After One Year Through Five Years	After Five Years	Total
Commercial and agricultural	$293,821	$165,883	$118,211	$577,915
Real estate - construction	39,279	29,950	45,722	114,951

Maturities After One Year
Loans with fixed interest rates	$285,247
Loans with floating or adjustable interest rates	74,518

Asset Quality. Loan portfolios of each of our subsidiaries are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days still accruing and restructured loans plus foreclosed assets, were $25.5 million at December 31, 2012, as compared to $29.5 million at December 31, 2011 and $26.0 million at

December 31, 2010. As a percent of loans and foreclosed assets, these assets were 1.22% at December 31, 2012, as compared to 1.64% at December 31, 2011 and 1.53% at December 31, 2010. As a percent of total assets, these assets were 0.57% at December 31, 2012, as compared to 0.72% at December 31, 2011 and 0.69% at December 31, 2010. We believe the level of these assets to be manageable and are not aware of any material classified credit not properly disclosed as nonperforming at December 31, 2012. The continued higher levels of these nonperforming assets are the result of ongoing weakness in real estate markets and the slower Texas and overall general economy.

Table 7	—	Nonaccrual, Past Due 90 Days Still Accruing and Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2012	2011	2010	2009	2008

Nonaccrual loans	$21,800	$19,975	$15,445	$18,540	$9,893
Loans still accruing and past due 90 days or more	97	96	2,196	15	36
Restructured loans	—	—	—	—	—

Nonperforming loans	21,897	20,071	17,641	18,555	9,929
Foreclosed assets	3,565	9,464	8,309	3,533	2,602

Total nonperforming assets	$25,462	$29,535	$25,950	$22,088	$12,531

As a % of loans and foreclosed assets	1.22%	1.64%	1.53%	1.46%	0.80%
As a % of total assets	0.57	0.72	0.69	0.67	0.39

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on the December 31, 2012 impaired loans above of approximately $287 thousand during the year ended December 31, 2012. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2012, such income would have approximated $1.67 million.

See Note 3 to the Consolidated Financial Statements beginning on page F-18 for more information on these assets.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements beginning on page F-7. The continued provision for loan losses in 2012 reflects the growth in loans and continued higher levels of nonperforming assets. As a percent of average loans, net loan charge-offs were 0.15% during 2012, 0.20% during 2011 and 0.35% during 2010. The allowance for loan losses as a percent of loans was 1.67% as of December 31, 2012, as compared to 1.92% as of December 31, 2011. Included in Tables 8 and 9 are further analysis of our allowance for loan losses.

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. The current downturn in the economy or lower employment could result in increased levels of nonaccrual, past due 90 days still accruing and restructured loans and foreclosed assets, charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review the adequacy of our allowance for loan losses. The banking agencies could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examinations of our bank subsidiary.

Table 8 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2012	2011	2010	2009	2008

Balance at January 1,	$34,315	$31,106	$27,612	$21,529	$17,462

Charge-offs:
Commercial	499	640	2,598	1,010	1,910
Agricultural	53	95	113	178	27
Real estate	2,951	3,682	2,231	3,072	1,696
Consumer	852	907	1,505	1,950	1,082

Total charge-offs	4,355	5,324	6,447	6,210	4,715

Recoveries:
Commercial	281	610	234	183	283
Agricultural	54	33	56	7	59
Real estate	639	874	238	122	133
Consumer	421	390	451	562	350

Total recoveries	1,395	1,907	979	874	825

Net charge-offs	2,960	3,417	5,468	5,336	3,890

Provision for loan losses	3,484	6,626	8,962	11,419	7,957

Balance at December 31,	$34,839	$34,315	$31,106	$27,612	$21,529

Loans at year-end	$2,088,623	$1,786,544	$1,690,346	$1,514,369	$1,566,143
Average loans	1,909,890	1,715,266	1,543,537	1,494,876	1,537,027

Net charge-offs/average loans	0.15%	0.20%	0.35%	0.36%	0.25%
Allowance for loan losses/year-end loans	1.67	1.92	1.84	1.82	1.37
Allowance for loan losses/nonaccrual, past due 90 days still accruing and restructured loans	159.10	171.00	176.33	148.81	216.83

The ratio of our allowance to nonaccrual, past due 90 days still accruing and restructured loans has generally trended downward since 2008, as the economic conditions began to worsen. Although the ratio has declined from prior years when net charge-offs and nonperforming asset levels were historically low, management believes the allowance for loan losses is adequate at December 31, 2012 in spite of these trends.

Table 9 — Allocation of Allowance for Loan Losses (in thousands):

	2012	2011	2010	2009	2008
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial	$7,343	$9,664	$7,745	$8,840	$7,290
Agricultural	1,541	1,482	2,299	1,489	1,397
Real estate	24,063	21,533	19,101	16,378	11,572
Consumer	1,892	1,636	1,961	905	1,270

Total	$34,839	$34,315	$31,106	$27,612	$21,529

Percent of Loans in Each Category of Total Loans:

	2012	2011	2010	2009	2008
Commercial	24.53%	26.37%	26.17%	28.73%	26.02%
Agricultural	3.29	4.02	4.87	4.84	4.99
Real estate	59.06	57.66	57.71	54.84	53.43
Consumer	13.12	11.95	11.25	11.59	15.56

Included in our loan portfolio are certain other loans not included in Table 7 that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $3.6 million as of December 31, 2012.

Interest-Bearing Deposits in Banks. The Company had interest-bearing deposits in banks of $188.7 million, $165.8 million, and $243.8 million at December 31, 2012, 2011, and 2010, respectively. At December 31, 2012, our interest-bearing deposits in banks included $138.1 million maintained at the Federal Reserve Bank of Dallas, $49.0 million invested in FDIC-insured certificates of deposit and $1.6 million on deposit with the Federal Home Loan Bank of Dallas. The average balance of interest-bearing deposits in banks was $123.0 million, $176.6 million and $185.8 million in 2012, 2011 and 2010, respectively. The average yield on interest-bearing deposits in banks was 0.61%, 0.69% and 0.83% in 2012, 2011 and 2010, respectively. The Company increased its investment in interest-bearing deposits in banks in 2010 primarily by investing funds in (i) FDIC-insured certificate of deposits at unaffiliated banks, (ii) money market account at an unaffiliated bank and (iii) the Federal Reserve Bank of Dallas for better interest rates and less interest rate risk. The continued high level in our interest-bearing deposits in banks is the result of several factors including cash flows from maturing investment securities, growth in deposits and fluctuating deposits from large depository customers.

Available-for-Sale and Held-to-Maturity Securities. At December 31, 2012, securities with a fair value of $1.82 billion were classified as securities available-for-sale and securities with an amortized cost of $1.1 million were classified as securities held-to-maturity. As compared to December 31, 2011, the available-for-sale portfolio at December 31, 2012, reflected (1) a decrease of $9.3 million in U. S. Treasury securities; (2) a decrease of $37.9 million in obligations of U.S. government sponsored-enterprises and agencies; (3) an increase of $139.0 million in obligations of states and political subdivisions; (4) a decrease of $8.3 million in corporate bonds and other; and (5) a decrease of $106.0 million in mortgage-backed securities. As compared to December 31, 2010, the available-for-sale portfolio at December 31, 2011, reflected (1) a decrease of $169 thousand in U. S. Treasury securities; (2) a decrease of $17.9 million in obligations of U.S. government sponsored-enterprises and agencies; (3) an increase of $154.8 million in obligations of states and political subdivisions; (4) an increase of $70.6 million in corporate bonds and other; and (5) an increase of $96.9 million in mortgage-backed securities. Securities-available-for-sale included fair value adjustments of $91.8 million, $83.9 million and $40.2 million at December 31, 2012, 2011, and 2010, respectively. We did not hold any collateralized mortgage obligations or structured notes as of December 31, 2012 that we consider to be high risk. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See Table 10 and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2012 and 2011.

Table 10 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at December 31, 2012 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities	$6,090	1.78%	$—	—%	$—	—%	$—	—%	$6,090	1.78%
Obligations of U.S. government sponsored-enterprises and agencies	81,950	2.80	141,530	1.38	—	—	—	—	223,480	1.90
Obligations of states and political subdivisions	61,776	5.61	271,509	4.47	496,447	5.67	13,958	7.45	843,690	5.31
Corporate bonds and other securities	8,789	4.09	101,722	2.60	12,680	4.81	—	—	123,191	2.93
Mortgage-backed securities	32,445	4.23	476,772	2.94	75,511	2.74	37,856	2.73	622,584	2.97

Total	$191,050	3.98%	$991,533	3.10%	$584,638	5.27%	$51,814	4.00%	$1,819,035	3.92%

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$654	8.04%	$80	8.20%	$—	—%	$—	—%	$734	8.06%
Mortgage-backed securities	17	2.33	231	3.13	79	1.77	—	—	327	2.76

Total	$671	7.90%	$311	4.49%	$79	1.77%	$—	—%	$1,061	6.43%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of December 31, 2012, the investment portfolio had an overall tax equivalent yield of 3.87%, a weighted average life of 4.20 years and modified duration of 3.72 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $3.63 billion as of December 31, 2012, as compared to $3.34 billion as of December 31, 2011 and $3.11 billion as of December 31, 2010. Table 11 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more:

Table 11 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,132,862	—	$973,588	—	$811,464	—
Interest-bearing deposits
Interest-bearing checking	899,204	0.11%	801,816	0.13%	679,816	0.25%
Savings and money market accounts	648,815	0.11	577,519	0.16	470,925	0.28
Time deposits under $100,000	299,902	0.42	352,865	0.70	348,464	1.25
Time deposits of $100,000 or more	407,318	0.47	433,550	0.78	447,915	1.26

Total interest-bearing deposits	2,255,239	0.22%	2,165,750	0.36%	1,947,120	0.67%

Total average deposits	$3,388,101		$3,139,338		$2,758,584

As of December 31, 2012
Three months or less	$125,150
Over three through six months	110,113
Over six through twelve months	94,000
Over twelve months	25,512

Total time deposits of $100,000 or more	$354,775

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $253.7 million, $207.8 million and $178.4 million at December 31, 2012, 2011, and 2010 respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds. The average balances of federal funds purchased and securities sold under repurchase agreements were $248.0 million, $196.2 million and $172.5 million in 2012, 2011 and 2010 respectively. The average rates paid on federal funds purchased and securities sold under repurchase agreements were 0.09%, 0.10% and 0.26% in 2012, 2011 and 2010, respectively. The weighted average rate on federal funds purchased and securities sold under repurchase agreements was 0.05%, 0.10% and 0.10% at December 31, 2012, 2011 and 2010, respectively. The highest amount of federal funds purchased and securities sold under repurchase agreements at any month end during 2012, 2011 and 2010 was $263.4 million, $215.8 million and $244.7 million, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $557.0 million, or 12.37% of total assets, at December 31, 2012, as compared to $508.5 million, or 12.34% of total assets, at December 31, 2011. During 2012, total shareholders’ equity averaged $535.9 million, or 12.65% of average assets, as compared to $473.4 million, or 12.30% of average assets, during 2011 and $434.1 million, or 12.80% of average assets, during 2010.

Banking regulators measure capital adequacy by means of the risk-based capital ratios and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based, Tier 1 risked-based and leverage ratios are 8.00%, 4.00% and 3.00%, respectively. As of December 31, 2012, our total risk-based, Tier 1 risked-based and leverage capital ratios on a consolidated basis were 18.68%, 17.43% and 10.60%, respectively, as compared to total risk-based, Tier 1 risked-based and leverage capital ratios of 18.74%, 17.49% and 10.33% as of December 31, 2011. We believe by all measurements our capital ratios remain well above regulatory minimums.

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

Our subsidiary bank has an asset liability management committee that monitors interest rate risk and compliance with investment policies; there is also a Holding Company-wide committee that monitors the consolidated Company’s interest rate risk and compliance with investment policies. The Company and its subsidiary bank utilize an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 12 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.

As of December 31, 2012, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.90% and 3.71%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in a net interest income of 5.60% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 50 basis points as of December 31, 2012 is considered remote given current interest rate levels. Our model simulations also indicated that if interest rates remain unchanged, our net interest income for 2013 would decrease by 3.56% compared to 2012. Such a decrease would be largely attributable reinvesting proceeds from investment security maturities and pay downs at current market interest rates. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committees oversee and monitor this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 12 and 13. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondents and sales of securities under agreements to repurchase, which amounted to $253.7 million at December 31, 2012, and an unfunded $25.0 million line of credit established with The Frost National Bank, a nonaffiliated bank, which matures on June 30, 2013. First Financial Bank, N. A., Abilene also has federal funds purchased lines of credit with two non-affiliated banks totaling $80.0 million. Our subsidiary bank also has available lines of credit with the Federal Home Loan Bank of Dallas totaling $223.7 million secured by portions of its loan portfolios and certain investment securities. At December 31, 2012, $87.7 million in letters of credit issued by the Federal Home Loan Bank of Dallas were outstanding under these lines of credit. These letters of credit were pledged as collateral for public funds held by our subsidiary bank.

The Company renewed its loan agreement, effective June 30, 2011, with The Frost National Bank. Under the loan agreement, as renewed and amended, the Company is permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2013, interest is paid quarterly at the Wall Street Journal Prime Rate and the line of credit matures June 30, 2013. If a balance exists at June 30, 2013, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at the election of the Company at the Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. Management believes the Company was in compliance with the financial and operational covenants at December 31, 2012. There was no outstanding balance under the line of credit as of December 31, 2012 or 2011.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company, which totaled $72.0 million at December 31, 2012, available dividends from subsidiaries which totaled $60.0 million at December 31, 2012, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary bank may also be used as a source of funding for these potential acquisitions or expansions.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.

Table 12 — Contractual Obligations as of December 31, 2012 (in thousands):

	Payment Due by Period
	Total Amounts	Less than 1 year	2 - 3 years	4 - 5 years	Over 5 years

Deposits with stated maturity dates	$637,040	$581,053	$46,135	$9,752	$100
Pension obligation	15,178	1,309	2,796	2,859	8,214
Operating leases	2,726	821	1,132	745	28
Outsourcing service contracts	971	971	—	—	—

Total Contractual Obligations	$655,915	$584,154	$50,063	$13,356	$8,342

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

Table 13 — Commitments as of December 31, 2012 (in thousands):

	Total Notional Amounts Committed	Less than 1 year	2 - 3 years	4 - 5 years	Over 5 years

Unfunded lines of credit	$335,654	$323,541	$4,136	$762	$7,215
Unfunded commitments to extend credit	75,604	39,796	1,124	4,613	30,071
Standby letters of credit	19,985	15,684	4,267	34	—

Total Commercial Commitments	$431,243	$379,021	$9,527	$5,409	$37,286

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary bank. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary bank. At December 31, 2012, approximately $60.0 million was available for the payment of intercompany dividends by the subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $58.4 million in 2012 and $47.4 million in 2011.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with The Frost National Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 42.0%, 43.6% and 47.6% of net earnings, respectively, in 2012, 2011 and 2010. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

Our bank subsidiary, which is a member of the Federal Reserve System and the national banking association are required by federal law to obtain the prior approval of the Federal Reserve Board and the OCC, respectively, to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus.

To pay dividends, we and our subsidiary bank must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve Board, the FDIC and the OCC have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management considers interest rate risk to be a significant market risk for the Company. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources – Interest Rate Risk” for disclosure regarding this market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements begin on page F-1.

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2012 and 2011. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2012
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$39,801	$40,287	$39,911	$39,797
Interest expense	1,049	1,168	1,355	1,540

Net interest income	38,752	39,119	38,556	38,257
Provision for loan losses	642	787	759	1,296

Net interest income after provision for loan losses	38,110	38,332	37,797	36,961
Noninterest income	14,383	14,020	13,082	12,952
Net gain on securities transactions	565	1,479	382	346
Noninterest expense	28,633	27,203	26,745	26,468

Earnings before income taxes	24,425	26,628	24,516	23,791
Income tax expense	6,107	6,828	6,165	6,035

Net earnings	$18,318	$19,800	$18,351	$17,756

Per Share Data:
Earnings per share, basic	$0.58	$0.63	$0.58	$0.56
Earnings per share, assuming dilution	0.58	0.63	0.58	0.56
Cash dividends declared	0.25	0.25	0.25	0.24
Book value at period-end	17.68	17.46	16.97	16.42

Common stock sales price:
High	$41.45	$37.00	$36.18	$37.25
Low	34.66	33.49	30.50	33.07
Close	39.01	36.03	34.56	35.21

	2011
	4th	3rd	2nd	1st
Summary Income Statement Information:
Interest income	$39,888	$40,164	$40,241	$39,727
Interest expense	1,704	1,854	2,065	2,400

Net interest income	38,184	38,310	38,176	37,327
Provision for loan losses	1,221	1,354	1,924	2,127

Net interest income after provision for loan losses	36,963	36,956	36,252	35,200
Noninterest income	12,628	13,844	11,852	12,623
Net gain on securities transactions	164	67	42	219
Noninterest expense	26,257	26,320	25,888	26,161

Earnings before income taxes	23,498	24,547	22,258	21,881
Income tax expense	6,032	6,460	5,738	5,586

Net earnings	$17,466	$18,087	$16,520	$16,295

Per Share Data:
Earnings per share, basic	$0.56	$0.58	$0.53	$0.52
Earnings per share, assuming dilution	0.55	0.57	0.52	0.52
Cash dividends declared	0.24	0.24	0.24	0.23
Book value at period-end	16.16	15.87	15.19	14.51

Common stock sales price:
High	$34.19	$34.90	$37.16	$35.55
Low	25.01	24.56	32.16	32.00
Close	33.43	26.16	34.45	34.25

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of December 31, 2012.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.

First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 22, 2013, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

First Financial Bankshares, Inc.

We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Financial Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First Financial Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of First Financial Bankshares, Inc. and subsidiaries and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 22, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2012.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	420,093	$29.62	1,500,000
Equity compensation plans not approved by security holders	—	—	—

Total	420,093	$29.62	1,500,000

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements -

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Earnings for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 22, 2013	By:	/s/ F. SCOTT DUESER
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

Name	Title	Date

/s/ F. SCOTT DUESER	Chairman of the Board, Director, President, and Chief Executive Officer (Principal Executive Officer)	February 22, 2013

F. Scott Dueser

/s/ J. BRUCE HILDEBRAND	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2013
J. Bruce Hildebrand

/s/ STEVEN L. BEAL	Director	February 22, 2013
Steven L. Beal

/s/ TUCKER S. BRIDWELL	Director	February 22, 2013
Tucker S. Bridwell

/s/ JOSEPH E. CANON	Director	February 22, 2013
Joseph E. Canon

/s/ DAVID COPELAND	Director	February 22, 2013
David Copeland

Name	Title	Date

/s/ MURRAY EDWARDS	Director	February 22, 2013
Murray Edwards

/s/ RONALD GIDDIENS	Director	February 22, 2013
Ronald Giddiens

/s/ KADE L. MATTHEWS	Director	February 22, 2013
Kade L. Matthews

/s/ JOHNNY TROTTER	Director	February 22, 2013
Johnny Trotter

Exhibits Index

The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 25, 2012).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed June 29, 2012).

10.2	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).

10.4	—	Loan agreement dated December 31, 2004, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-Q filed May 4, 2010).

10.5	—	First Amendment to Loan Agreement, dated December 28, 2005, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.5 of the Registrant’s Form 10-Q Quarterly Report filed August 2, 2011).

10.6	—	Second Amendment to Loan Agreement, dated December 31, 2006, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q Quarterly Report filed October 31, 2012).

10.7	—	Third Amendment to Loan Agreement, dated December 31, 2007, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.4 of the Registrant’s Form 8-K filed January 2, 2008).

10.8	—	Fourth Amendment to Loan Agreement, dated July 24, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.10 of the Registrant’s Form 10-Q Quarterly Report filed July 25, 2008).

10.9	—	Fifth Amendment to Loan Agreement, dated December 19, 2008, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.6 of the Registrant’s Form 8-K filed December 23, 2008).

10.10	—	Sixth Amendment to Loan Agreement, dated June 16, 2009, signed June 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.7 of the Registrant’s Form 8-K filed on July 1, 2009).

10.11	—	Seventh Amendment to Loan Agreement, dated December 30, 2009, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10.8 of the Registrant’s Form 8-K filed December 31, 2009).

10.12	—	Eighth Amendment to Loan Agreement, dated June 30, 2011, between First Financial Bankshares, Inc. and The Frost National Bank (incorporated by reference from Exhibit 10-9 of the Registrant’s Form 8-K filed June 30, 2011).

21.1	—	Subsidiaries of the Registrant.*

23.1	—	Consent of Ernst & Young LLP.*

24.1	—	Power of Attorney (included on signature page of this Form 10-K).*

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

First Financial Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 22, 2013

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(Dollars in thousands, except share and per share amounts)

	2012	2011
ASSETS

CASH AND DUE FROM BANKS	$207,018	$146,239

FEDERAL FUNDS SOLD	14,045	—

INTEREST-BEARING DEPOSITS IN BANKS	139,676	104,597

Total cash and cash equivalents	360,739	250,836

INTEREST-BEARING TIME DEPOSITS IN BANKS	49,005	61,175

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,819,035	1,841,389

SECURITIES HELD-TO-MATURITY (fair value of $1,080 in 2012 and $3,655 in 2011)	1,061	3,609

LOANS:
Held for investment	2,077,166	1,775,915
Less - allowance for loan losses	(34,839)	(34,315)

Net loans held for investment	2,042,327	1,741,600

Held for sale	11,457	10,629

Net loans	2,053,784	1,752,229

BANK PREMISES AND EQUIPMENT, net	84,122	76,483

INTANGIBLE ASSETS	71,973	72,122

OTHER ASSETS	62,293	62,688

Total assets	$4,502,012	$4,120,531

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,311,708	$1,101,576

INTEREST-BEARING DEPOSITS	2,320,876	2,233,222

Total deposits	3,632,584	3,334,798

DIVIDENDS PAYABLE	—	7,550

SHORT-TERM BORROWINGS	259,697	207,756

OTHER LIABILITIES	52,768	61,890

Total liabilities	3,945,049	3,611,994

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value; authorized 80,000,000 shares; 31,496,881 and 31,459,635 issued at December 31, 2012 and 2011, respectively	315	314
Capital surplus	277,412	276,127
Retained earnings	227,927	184,871
Treasury stock (shares at cost: 266,845 and 258,235 at December 31, 2012 and 2011, respectively)	(5,007)	(4,597)
Deferred Compensation	5,007	4,597
Accumulated other comprehensive earnings	51,309	47,225

Total shareholders’ equity	556,963	508,537

Total liabilities and shareholders’ equity	$4,502,012	$4,120,531

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

	2012	2011	2010
INTEREST INCOME:
Interest and fees on loans	$102,172	$98,767	$92,715
Interest on investment securities:
Taxable	31,318	37,721	36,227
Exempt from federal income tax	25,552	22,312	19,216
Interest on federal funds sold and interest-bearing deposits in banks	754	1,221	1,541

Total interest income	159,796	160,021	149,699

INTEREST EXPENSE:
Interest on deposits	4,877	7,822	13,071
Other	235	202	457

Total interest expense	5,112	8,024	13,528

Net interest income	154,684	151,997	136,171

PROVISION FOR LOAN LOSSES	3,484	6,626	8,962

Net interest income after provision for loan losses	151,200	145,371	127,209

NONINTEREST INCOME:
Trust fees	14,464	12,671	10,809
Service charges on deposit accounts	16,693	17,689	20,104
ATM, interchange and credit card fees	15,187	13,587	11,276
Real estate mortgage operations	5,094	3,943	3,812
Net gain on sale of available-for-sale securities	2,772	492	363
Net gain (loss) on sale of foreclosed assets	(350)	(1,315)	457
Other	3,349	4,371	2,657

Total noninterest income	57,209	51,438	49,478

NONINTEREST EXPENSE:
Salaries and employee benefits	58,269	56,256	52,641
Net occupancy expense	7,076	6,862	6,442
Equipment expense	8,790	7,800	7,476
FDIC insurance premiums	2,220	2,646	4,000
ATM, interchange and credit card expenses	5,448	4,918	3,779
Professional and service fees	3,044	3,232	2,839
Printing, stationery and supplies	1,970	1,831	1,717
Amortization of intangible assets	149	402	609
Other expenses	22,083	20,677	18,753

Total noninterest expense	109,049	104,624	98,256

EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	99,360	92,185	78,431
INCOME TAX EXPENSE	25,135	23,816	20,068

NET EARNINGS BEFORE EXTRAORDINARY ITEM	74,225	68,369	58,363
EXTRAORDINARY ITEM - EXPROPRIATION OF LAND, NET OF INCOME TAXES OF $697	—	—	1,296

NET EARNINGS	$74,225	$68,369	$59,659

NET EARNINGS PER SHARE, BASIC BEFORE EXTRAORDINARY ITEM	$2.36	$2.17	$1.87

NET EARNINGS PER SHARE, ASSUMING DILUTION BEFORE EXTRAORDINARY ITEM	$2.36	$2.17	$1.87

NET EARNINGS PER SHARE, BASIC	$2.36	$2.17	$1.91

NET EARNINGS PER SHARE, ASSUMING DILUTION	$2.36	$2.17	$1.91

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010

NET EARNINGS	$74,225	$68,369	$59,659

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	10,619	44,279	(15,332)

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(2,772)	(492)	(363)

Minimum liability pension adjustment, before income tax	(1,564)	(2,599)	(650)

Total other items of comprehensive earnings	6,283	41,188	(16,345)

Income tax benefit (expense) related to:
Investment securities	(2,746)	(15,325)	5,493
Minimum liability pension adjustment	547	909	227

	(2,199)	(14,416)	5,720

COMPREHENSIVE EARNINGS	$78,309	$95,141	$49,034

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Earnings (Losses)	Total Shareholders’ Equity

	Shares	Amount			Shares	Amounts
BALANCE, December 31, 2009	20,826,431	$208	$269,294	$115,123	(162,836)	$(3,833)	$3,833	$31,077	$415,702
Net earnings	—	—	—	59,659	—	—	—	—	59,659
Stock issued in acquisition of Sam Houston Financial Corp.	85,306	1	4,031	—	—	—	—	—	4,032
Stock option exercises	30,404	—	789	—	—	—	—	—	789
Cash dividends declared, $0.91 per share	—	—	—	(28,385)	—	—	—	—	(28,385)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(423)	(423)
Change in unrealized gain on investment insecurities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(10,201)	(10,201)
Additional tax benefit related to directors’ deferred compensation plan	—	—	128	—	—	—	—	—	128
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(3,493)	(374)	374	—	—
Stock option expense	—	—	387	—	—	—	—	—	387

BALANCE, December 31, 2010	20,942,141	209	274,629	146,397	(166,329)	(4,207)	4,207	20,453	441,688
Net earnings	—	—	—	68,369					68,369
Stock option exercises	36,317	—	950	—	—	—	—	—	950
Cash dividends declared, $0.95 per share	—	—	—	(29,790)	—	—	—	—	(29,790)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(1,690)	(1,690)
Change in unrealized gain on investment insecurities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	28,462	28,462
Additional tax benefit related to directors’ deferred compensation plan	—	—	121	—	—	—	—	—	121
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(8,760)	(390)	390	—	—
Stock option expense	—	—	427	—	—	—	—	—	427
Three-for-two stock split in the form of a 50% stock dividend	10,481,177	105	—	(105)	(83,146)	—	—	—	—

BALANCE, December 31, 2011	31,459,635	314	276,127	184,871	(258,235)	(4,597)	4,597	47,225	508,537

Net earnings	—	—	—	74,225	—	—	—	—	74,225
Stock option exercises	37,246	1	824	—	—	—	—	—	825
Cash dividends declared, $0.99 per share	—	—	—	(31,169)	—	—	—	—	(31,169)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(1,017)	(1,017)
Change in unrealized gain on investment insecurities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	5,101	5,101
Additional tax benefit related to directors’ deferred compensation plan	—	—	127	—	—	—	—	—	127
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(8,610)	(410)	410	—	—
Stock option expense	—	—	334	—	—	—	—	—	334

BALANCE, December 31, 2012	31,496,881	$315	$277,412	$227,927	(266,845)	$(5,007)	$5,007	$51,309	$556,963

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$74,225	$68,369	$59,659
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,920	7,352	7,102
Provision for loan losses	3,484	6,626	8,962
Securities premium amortization (discount accretion), net	15,757	8,251	4,460
Gain on sale of assets, net	(2,628)	(80)	(2,765)
Deferred federal income tax expense (benefit)	(1,517)	2,005	1,089
Change in loans held for sale	(827)	2,531	(8,837)
Change in other assets	(5,170)	(1,075)	4,573
Change in other liabilities	1,818	1,132	(2,415)

Total adjustments	18,837	26,742	12,169

Net cash provided by operating activities	93,062	95,111	71,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of bank, less cash acquired	—	—	(2,463)
Net decrease (increase) in interest-bearing time deposits in banks	12,170	42,511	(47,063)
Activity in available-for-sale securities:
Sales	144,144	22,970	28,039
Maturities	1,909,635	1,886,632	1,812,241
Purchases	(2,049,275)	(2,171,404)	(2,068,639)
Activity in held-to-maturity securities - maturities	2,557	5,458	6,216
Net increase in loans	(306,412)	(108,152)	(82,823)
Purchases of bank premises and equipment and computer software	(16,180)	(14,777)	(11,240)
Proceeds from sale of other assets	8,370	5,732	9,924

Net cash used in investing activities	(294,991)	(331,030)	(355,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	210,132	142,103	99,387
Net increase in interest-bearing deposits	87,654	79,394	179,237
Net increase in short-term borrowings	51,941	29,400	32,262
Common stock transactions:
Proceeds from stock issuances	824	950	789
Dividends paid	(38,719)	(29,359)	(28,346)

Net cash provided by financing activities	311,832	222,488	283,329

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	109,903	(13,431)	(651)

CASH AND CASH EQUIVALENTS, beginning of year	250,836	264,267	264,918

CASH AND CASH EQUIVALENTS, end of year	$360,739	$250,836	$264,267

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 55 locations located in Texas as of December 31, 2012. The subsidiary bank is First Financial Bank, National Association, Abilene. The bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company also owns First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., and First Technology Services, Inc. During 2011, First Financial Bankshares of Delaware, Inc and First Financial Investments of Delaware, Inc. were merged into the Company.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Bankshares and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to 2010 and 2011 financial statements to conform to the 2012 presentation.

Consolidation of Bank Charters

Effective December 30, 2012, the Company consolidated its eleven bank charters into one charter. Regulatory, compliance and technology complexities and the opportunity for cost savings were the reasons for making this change. We expect to operate the prior eleven bank charters as regions with local management decisions with recommendations from the bank region’s advisory board to benefit the customers and communities it serves as we do currently.

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

December 31, 2012, 2011 and 2010

Increase in Authorized Shares

On April 24, 2012, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Formation to increase the number of authorized common shares to 80,000,000.

Stock Repurchase

On October 26, 2011, the Company’s Board of Directors authorized the repurchase of up to 750,000 shares of its common stock through September 30, 2014. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through December 31, 2012, no shares have been repurchased under this authorization.

Investment Securities

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The Company’s investment portfolio consists of traditional investments, substantially in U. S. Treasury securities, obligations of U. S. government sponsored-enterprises and agencies, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third party pricing services to value its investment securities. The Company reviews the prices supplied by the independent pricing services as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with traditional pricing matrices. The Company validates quarterly, on a sample basis, prices supplied by the independent pricing services by comparison to prices obtained from other third party sources.

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

The Company has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and makes changes as appropriate. Management receives and reviews periodic reports related to loan originations, quality, concentrations, delinquencies, nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geographic location.

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

The allowance is an amount management believes is appropriate to absorb probable losses that have been incurred on existing loans as of the balance sheet date based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

current authoritative accounting guidance based on probable losses on classified loans; (ii) general reserve determined in accordance with current authoritative accounting guidance that considers historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Our methodology is constructed so that specific reserves are increased in response to deterioration in credit quality and a corresponding increase in risk of loss. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including, without limitations, unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This additional qualitative reserve serves to compensate for additional areas of uncertainty inherent in our portfolio that are not reflected in our historic loss factors.

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

Loans are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific reserve is recorded, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2012 and 2011, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. Each of these loans is evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of December 31, 2012 and 2011, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill and intangible assets with indefinite lives are not amortized, but rather tested annually for impairment as of June 30 each year and totaled $71,865,000 at both December 31, 2012 and 2011. There was no impairment recorded for the years ended December 31, 2012, 2011 and 2010.

The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was approximately $49,609,000 at both December 31, 2012 and 2011, and is deductible for federal income tax purposes.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Segment Reporting

The Company has determined that its banking regions meet the aggregation criteria of the current authoritative accounting guidance since each of its banking regions offers similar products and services, operates in a similar manner, has similar customers and reports to the same regulatory authority, and therefore operates one line of business (community banking) located in a single geographic area (Texas).

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, including interest-bearing deposits in banks with original maturity of 90 days or less, and federal funds sold.

Accumulated Other Comprehensive Income (Loss)

Unrealized gains on the Company’s available-for-sale securities (after applicable income tax expense) totaling $59,669,000 and $54,568,000 at December 31, 2012 and 2011, respectively, and the minimum pension liability totaled (after applicable income tax benefit) totaling $8,360,000 and $7,343,000 at December 31, 2012 and 2011, respectively, are included in accumulated other comprehensive income.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company recorded stock option expense totaling $334,000, $427,000 and $387,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Costs

Advertising costs are expensed as incurred.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the year ended December 31, 2012
Net earnings per share, basic	$74,225	31,480,155	$2.36
Effect of stock options	—	21,112	—

Net earnings per share, assuming dilution	$74,225	31,501,267	$2.36

For the year ended December 31, 2011:
Net earnings per share, basic	$68,369	31,443,712	$2.17
Effect of stock options	—	18,252	—

Net earnings per share, assuming dilution	$68,369	31,461,964	$2.17

For the year ended December 31, 2010:
Net earnings per share, basic	$59,659	31,291,486	$1.91
Effect of stock options	—	28,077	—

Net earnings per share, assuming dilution	$59,659	31,319,563	$1.91

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

In 2011, the FASB amended its authoritative guidance related to goodwill impairment to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The new guidance was effective for annual and interim impairment tests in 2012, and did not have a significant impact on the Company’s financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Interest-bearing time deposits in banks totaled $49,005,000 and $61,175,000 at December 31, 2012 and 2011, respectively, and have original maturities generally ranging from one to two years. Of these amounts, $44,776,000 and $51,813,000, respectively, are time deposits with balances greater than $100,000 at December 31, 2012 and 2011.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

A summary of the Company’s available-for-sale and held-to-maturity securities as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Securities available-for-sale:

U. S. Treasury securities	$6,042	$48	$—	$6,090

Obligations of U.S. government sponsored-enterprises and agencies	219,420	4,060	—	223,480

Obligations of state and political subdivisions	786,278	57,541	(129)	843,690

Corporate bonds and other	117,244	6,020	(73)	123,191

Residential mortgage-backed securities	564,434	23,285	(443)	587,276

Commercial mortgage-backed securities	33,819	1,739	(250)	35,308

Total securities available-for-sale	$1,727,237	$92,693	$(895)	$1,819,035

Securities held-to-maturity:

Obligations of state and political subdivisions	$735	$7	$—	$742

Residential mortgage-backed securities	294	11	—	305

Commercial mortgage-backed securities	32	1	—	33

Total debt securities held-to-maturity	$1,061	$19	$—	$1,080

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2012, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2012 and 2011, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The amortized cost and estimated fair value of debt securities at December 31, 2012, by contractual and expected maturity, are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value

Due within one year	$156,237	$158,605	$655	$658
Due after one year through five years	494,482	514,761	80	84
Due after five years through ten years	467,185	509,127	—	—
Due after ten years	11,080	13,958	—	—
Mortgage-backed securities	598,253	622,584	326	338

Total	$1,727,237	$1,819,035	$1,061	$1,080

The following table discloses, as of December 31, 2012 and 2011, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of state and political subdivisions	$36,480	$129	$—	$—	$36,480	$129
Residential mortgage-backed securities	17,344	401	3,574	42	20,918	443
Commercial mortgage-backed securities	12,453	250	—	—	12,453	250
Corporate bonds and other	4,994	73	—	—	4,994	73

Total	$71,271	$853	$3,574	$42	$74,845	$895

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of U. S. government sponsored-enterprises and agencies	$3,114	$4	$—	$—	$3,114	$4
Obligations of state and political subdivisions	9,595	98	—	—	9,595	98
Residential mortgage-backed securities	13,722	89	—	—	13,722	89
Corporate bonds and other	17,533	255	—	—	17,533	255

Total	$43,964	$446	$—	$—	$43,964	$446

The number of investment positions in this unrealized loss position totaled 90 at December 31, 2012. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2012 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at approximately $843,859,000 and $829,074,000 at December 31, 2012 and 2011, respectively, were pledged as collateral for public or trust fund deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

During 2012, 2011, and 2010, sales of investment securities that were classified as available-for-sale totaled approximately $144,144,000, $22,970,000, and $28,039,000 respectively. Gross realized gains from 2012, 2011, and 2010, securities sales were approximately $2,816,000, $505,000, and $363,000, respectively. Gross realized losses from 2012 and 2011 securities sales were approximately $44,000 and $13,000, respectively. There were no losses on securities sales in 2010. The specific identification method was used to determine cost in computing the realized gains and losses.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES:

Major classifications of loans are as follows (in thousands):

	December 31,
	2012	2011

Commercial	$509,609	$454,087

Agricultural	68,306	68,122

Real estate	1,226,823	1,041,396

Consumer	272,428	212,310

Total loans held for investment	$2,077,166	$1,775,915

Certain amounts above for December 31, 2011 have been reclassified from prior presentation to be consistent with December 31, 2012 presentation.

Loans held for sale totaled $11,457,000 and $10,629,000 at December 31, 2012 and 2011, respectively, in which the carrying amounts approximate fair value.

The Company’s non-accrual loans, loan still accruing and past due 90 days or more restructured loans are as follows (in thousands):

	December 31,
	2012	2011

Non-accrual loans	$21,800	$19,975

Loans still accruing and past due 90 days or more	97	96

Restructured loans *	—	—

Total	$21,897	$20,071

*	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, are doubtful are included in non-accrual loans.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

December 31, 2012		December 31, 2011
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance

$21,800	$6,010	$19,975	$5,953

The average recorded investment in impaired loans for the years ended December 31, 2012, 2011, and 2010 was approximately $24,025,000, $22,348,000, and $17,242,000 respectively. The Company had approximately $25,462,000, and $29,535,000 in nonaccrual, past due 90 days still accruing, restructured loans and foreclosed assets at December 31, 2012 and 2011, respectively. Non-accrual loans totaled $21,800,000 and $19,975,000, respectively, of this amount and consisted of (in thousands):

	December 31,
	2012	2011

Commercial	$2,251	$3,450
Agricultural	372	145
Real Estate	18,698	16,193
Consumer	479	187

Total	$21,800	$19,975

No additional funds are committed to be advanced in connection with impaired loans.

The Company’s impaired loans and related allowance as of December 31, 2012 and 2011 is summarized in the following table (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$2,677	$20	$2,231	$2,251	$1,350	$2,966
Agricultural	381	—	372	372	131	437
Real Estate	22,569	2,049	16,649	18,698	4,356	20,164
Consumer	543	115	364	479	173	458

Total	$26,170	$2,184	$19,616	$21,800	$6,010	$24,025

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$3,856	$—	$3,450	$3,450	$2,092	$3,801
Agricultural	199	3	142	145	79	246
Real Estate	19,305	1,786	14,407	16,193	3,708	18,068
Consumer	227	29	158	187	74	233

Total	$23,587	$1,818	$18,157	$19,975	$5,953	$22,348

The Company recognized interest income on impaired loans of approximately $384,000, $1,137,000 and $425,000 during the years ended December 31, 2012, 2011, and 2010, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

From a credit risk standpoint, the Company classifies its loans in one of four categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans classified as loss are charged-off.

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on our credits as part of our on-going monitoring of the credit quality of our loan portfolio. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific reserves are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

At December 31, 2012 and 2011, the following summarizes the Company’s internal ratings of its loans (in thousands):

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$498,188	$2,193	$9,198	$30	$509,609
Agricultural	64,397	342	3,559	8	68,306
Real Estate	1,176,330	14,680	35,673	140	1,226,823
Consumer	271,114	382	911	21	272,428

Total	$2,010,029	$17,597	$49,341	$199	$2,077,166

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$432,110	$9,227	$12,748	$2	$454,087
Agricultural	65,007	347	2,755	13	68,122
Real Estate	980,308	20,922	40,068	98	1,041,396
Consumer	211,177	302	820	11	212,310

Total	$1,688,602	$30,798	$56,391	$124	$1,775,915

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

At December 31, 2012 and 2011, the Company’s past due loans are as follows (in thousands):

December 31, 2012	15-59 Days Past Due *	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$1,708	$470	$247	$2,425	$507,184	$509,609	$—
Agricultural	467	95	—	562	67,744	68,306	—
Real Estate	10,141	2,711	1,237	14,089	1,212,734	1,226,823	34
Consumer	1,660	287	163	2,110	270,318	272,428	63

Total	$13,976	$3,563	$1,647	$19,186	$2,057,980	$2,077,166	$97

December 31, 2011	15-59 Days Past Due *	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$1,574	$430	$—	$2,004	$452,083	$454,087	$—
Agricultural	300	60	—	360	67,762	68,122	—
Real Estate	10,215	547	988	11,750	1,029,646	1,041,396	62
Consumer	1,396	128	47	1,571	210,739	212,310	34

Total	$13,485	$1,165	$1,035	$15,685	$1,760,230	$1,775,915	$96

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of December 31, 2012 and 2011, is presented below (in thousands). Management has evaluated the appropriateness of the allowance for loan losses by estimating the losses in various categories of the loan portfolio which are identified below:

	2012	2011
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$6,010	$5,953
Remaining portfolio	28,829	28,362

Total allowance for loan losses	$34,839	$34,315

The following table details the allowance for loan loss at December 31, 2012 and 2011 by portfolio segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$3,253	$388	$8,380	$308	$12,329
Loan collectively evaluated for impairment	4,090	1,153	15,683	1,584	22,510

Total	$7,343	$1,541	$24,063	$1,892	$34,839

December 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$4,647	$758	$8,310	$282	$13,997
Loan collectively evaluated for impairment	5,017	724	13,223	1,354	20,318

Total	$9,664	$1,482	$21,533	$1,636	$34,315

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Changes in the allowance for loan losses for the years ended December 31, 2012 and 2011 are summarized as follows (in thousands):

December 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total

Beginning balance	$9,664	$1,482	$21,533	$1,636	$34,315
Provision (credit) for loan losses	(2,103)	58	4,842	687	3,484
Recoveries	281	54	639	421	1,395
Charge-offs	(499)	(53)	(2,951)	(852)	(4,355)

Ending balance	$7,343	$1,541	$24,063	$1,892	$34,839

December 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total

Beginning balance	$7,745	$2,299	$19,101	$1,961	$31,106
Provision (credit) for loan losses	1,949	(755)	5,240	192	6,626
Recoveries	610	33	874	390	1,907
Charge-offs	(640)	(95)	(3,682)	(907)	(5,324)

Ending balance	$9,664	$1,482	$21,533	$1,636	$34,315

The Company’s recorded investment in loans as of December 31, 2012 and 2011 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands):

December 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$11,421	$3,909	$50,493	$1,314	$67,137
Loan collectively evaluated for impairment	498,188	64,397	1,176,330	271,114	2,010,029

Total	$509,609	$68,306	$1,226,823	$272,428	$2,077,166

December 31, 2011	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$21,977	$3,115	$61,088	$1,133	$87,313
Loan collectively evaluated for impairment	432,110	65,007	980,308	211,177	1,688,602

Total	$454,087	$68,122	$1,041,396	$212,310	$1,775,915

The Company’s loans that were modified in the years ended December 31, 2012 and 2011, and considered a troubled debt restructuring are as follows (dollars in thousands):

	Year ended December 31, 2012			Year ended December 31, 2011
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	18	$1,180	$1,180	8	$2,467	$2,467
Agricultural	5	354	354	4	2,566	2,566
Real Estate	34	12,304	12,304	9	2,292	2,292
Consumer	2	20	20	—	—	—

Total	59	$13,858	$13,858	21	$7,325	$7,325

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the year ended December 31, 2012 and 2011 (in thousands):

	Year ended December 31, 2012			Year ended December 31, 2011
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$509	$298	$373	$2,350	$118	$—
Agricultural	243	15	95	—	2,566	—
Real Estate	935	2,893	8,477	492	1,468	331
Consumer	—	19	1	—	—	—

Total	$1,687	$3,225	$8,946	$2,842	$4,152	$331

There were eight loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the year ended December 31, 2012. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. There were no such defaults for the year ended December 31, 2011. The loans are as follows (dollars in thousands):

	Year ended December 31, 2012
	Number	Balance
Commercial	1	$30
Agriculture	—	—
Real Estate	6	1,509
Consumer	1	19

Total	8	$1,558

As of December 31, 2012, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2012 (determined as of each respective year-end) follows (in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance

Year ended December 31, 2012	$42,548	$81,196	$80,226	$43,518

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

We have established a line of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2012, approximately $223,678,000 in loans held by our bank subsidiary were subject to blanket liens as security for letters of credit issued under these lines of credit. At December 31, 2012, $87,700,000 letters of credit issued by the Federal Home Loan Bank of Dallas were outstanding under these lines of credit. These letters of credit were pledged as collateral for public funds held by our bank.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

4.	BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2012	2011

Land	—	$19,024	$17,542

Buildings	20 to 40 years	81,988	76,822

Furniture and equipment	3 to 10 years	47,921	42,844

Leasehold improvements	Lesser of lease term or 5 to 15 years	4,137	3,991

		153,070	141,199
Less- accumulated depreciation and amortization		(68,948)	(64,716)

		$84,122	$76,483

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 amounted to $6,492,000, $5,875,000, and $5,604,000, respectively and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,703,000, $1,646,000 and $1,687,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

5.	DEPOSITS AND SHORT-TERM BORROWINGS

Time deposits of $100,000 or more totaled approximately $354,775,000 and $433,813,000 at December 31, 2012 and 2011, respectively.

At December 31, 2012, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2013	$581,053
2014	37,769
2015	8,366
2016	4,893
Thereafter	4,959

$637,040

Deposits received from related parties at December 31, 2012 and 2011 totaled $109,638,000 and $93,267,000, respectively.

Included in short-term borrowings at December 31, 2012 and 2011 are $235,572,000 and $205,561,000, respectively, in securities sold under agreements to repurchase.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

6.	LINE OF CREDIT

The Company renewed its loan agreement, effective June 30, 2011, with The Frost National Bank. Under the loan agreement, as renewed and amended, the Company is permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2013, interest is paid quarterly at Wall Street Journal Prime and the line of credit matures June 30, 2013. If a balance exists at June 30, 2013, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at the election of the Company at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, the Company must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require the Company to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, that among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Management believes the Company was in compliance with the financial and operational covenants at December 31, 2012. There was no outstanding balance under the line of credit as of December 31, 2012 or 2011.

7.	INCOME TAXES:

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following:

	Year Ended December 31,
	2012	2011	2010
Current federal income tax	$23,605	$21,727	$19,625
Current state income tax	13	84	51
Deferred federal income tax expense (benefit)	1,517	2,005	1,089

Income tax expense	$25,135	$23,816	$20,765

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(9.7)	(9.3)	(9.2)
Effect of state income tax	0.1	0.1	0.1
ESOP tax credit	(0.3)	(0.3)	(0.3)
Other	0.2	0.3	0.2

Effective income tax rate	25.3%	25.8%	25.8%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011

Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$12,534	$12,231
Minimum liability in defined benefit plan	4,502	3,954
Recognized for financial reporting purposes but not for tax purposes:
Deferred compensation	2,002	1,807
Write-downs and adjustments to other real estate owned and repossessed assets	148	538
Other deferred tax assets	255	306

Total deferred tax assets	19,441	18,836

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	5,678	5,204
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	8,992	7,761
Recognized for financial reporting purposes but not for tax purposes:
Accretion on investment securities	1,563	2,129
Pension plan contributions	2,147	1,668
Net unrealized gain on investment securities Available-for-sale	32,130	29,383
Other deferred tax liabilities	389	433

Total deferred tax liabilities	50,899	46,578

Net deferred tax asset (liability)	$(31,458)	$(27,742)

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009 or Texas state tax examinations by tax authorities for years before 2011.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

December 31, 2012, 2011 and 2010

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

There were no transfers between Level 2 and Level 3 during the year ended December 31, 2012.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for sale investment securities:
U. S. Treasury securities	$6,090	$—	$—	$6,090
Obligations of U. S. government sponsored-enterprises and agencies	—	223,480	—	223,480
Obligations of state and political subdivisions	16,725	826,965	—	843,690
Corporate bonds	—	119,009	—	119,009
Mortgage-backed securities	—	622,584	—	622,584
Other securities	4,182	—	—	4,182

Total	$26,997	$1,792,038	$—	$1,819,035

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2012:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 input based on the discounting of the collateral. At December 31, 2012, impaired loans with a carrying value of $21,800,000 were reduced by specific valuation reserves totaling $6,010,000 resulting in a net fair value of $15,790,000.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At December 31, 2012, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the year ended December 31, 2012 and 2011 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (in thousands):

	Year Ended December 31,
	2012	2011

Carrying value of other real estate owned prior to remeasurement	$5,375	$7,064
Write-downs included in gain (loss) on sale of other real estate owned	(704)	(1,522)

Fair value	$4,671	$5,542

At December 31, 2012 and 2011, other real estate owned totaled $3,505,000 and $9,209,000, respectively.

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

Cash and due from banks, federal funds sold, interest bearing deposits and time deposits in banks and accrued interest receivable and payable are liquid in nature and considered Level 1 or 2 of the fair value hierarchy.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The estimated fair values and carrying values of all financial instruments at December 31, 2012 and 2011, were as follows (in thousands):

	2012		2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and due from banks	$207,018	$207,018	$146,239	$146,239

Federal funds sold	14,045	14,045	—	—

Interest-bearing deposits in banks	139,676	139,676	104,597	104,597

Interest-bearing time deposits in banks	49,005	49,288	61,175	61,175

Available for sale securities	1,819,035	1,819,035	1,841,389	1,841,389

Held to maturity securities	1,061	1,080	3,609	3,655

Loans	2,053,784	2,081,091	1,752,229	1,757,732

Accrued interest receivable	23,122	23,122	22,446	22,446

Deposits with stated maturities	637,040	638,227	752,298	754,186

Deposits with no stated maturities	2,995,544	2,995,544	2,582,500	2,582,500

Short-term borrowings	259,697	259,697	207,756	207,756

Accrued interest payable	287	287	594	594

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

10.	COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2012 the resolution of these matters is not expected to have material adverse effects upon the results of operations or financial condition of the Company.

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2012, future minimum lease commitments were: 2013 – $821,000; 2014 – $608,000; 2015 – $524,000; 2016 – $466,000; 2017 – $279,000 and thereafter – $28,000.

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

Contract or Notional Amount at December 31, 2012 (in thousands)
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$335,654
Unfunded commitments to extend credit	75,604
Standby letters of credit	19,985

$431,243

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

December 31, 2012, 2011 and 2010

12.	CONCENTRATION OF CREDIT RISK:

The Company grants commercial, retail, agriculture and residential real estate loans to customers primarily in North Central, Southeastern and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ ability to honor their commitments is dependent upon each local economic sector. In addition, the Company holds mortgage related securities which are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

13.	PENSION AND PROFIT SHARING PLANS:

The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006, the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $2.0 million and $1.5 million in 2012 and 2011, respectively, and is continuing to evaluate future funding amounts.

Using an actuarial measurement date of December 31, 2012 and 2011, respectively, benefit obligation activity and fair value of plan assets for the years ended December 31, 2012 and 2011, and a statement of the funded status as of December 31, 2012 and 2011, are as follows (in thousands):

	2012	2011
Reconciliation of benefit obligations:
Benefit obligation at January 1	$24,608	$22,263
Interest cost on projected benefit obligation	1,113	1,139
Actuarial loss	3,470	2,320
Benefits paid	(1,353)	(1,114)

Benefit obligation at December 31	27,838	24,608

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$18,077	$17,184
Actual return on plan assets	2,387	506
Employer contributions	2,000	1,500
Benefits paid	(1,354)	(1,114)

Fair value of plan assets at December 31	21,110	18,076

Funded status	$(6,728)	$(6,532)

Amounts recognized as a component of accumulated other comprehensive earnings as of year-end that have not been recognized as a component of the net period benefit cost of the Company’s defined benefit pension plan are as follows (in thousands):

	2012	2011

Net actuarial loss	$(13,184)	$(11,620)
Deferred tax benefit	4,824	4,277

Amounts included in accumulated other comprehensive earnings, net of tax	$(8,360)	$(7,343)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Net periodic pension cost for the years ended December 31, 2012, 2011, and 2010, included (in thousands):

	Year Ended December 31,
	2012	2011	2010
Service cost - benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,113	1,139	1,159
Expected return on plan assets	(1,140)	(1,220)	(1,092)
Amortization of unrecognized net loss	659	434	416

Net periodic pension cost	$632	$353	$483

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2012	2011	2010
Weighted average discount rate	3.75%	4.65%	5.25%

Expected long-term rate of return on assets	6.25%	6.75%	6.75%

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

The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2012 and 2011 is as follows:

	December 31, 2012 Allocation	December 31, 2011 Allocation	Targeted Allocation
Equity securities	74%	82%	75%
Debt securities	24%	16%	25%
Cash and equivalents	2%	2%	—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The range and weighted average final maturities of debt securities held in the pension plan as of December 31, 2012 are 1.75 to 8.67 years and approximately 4.24 years, respectively. Assets held in the pension are considered either Level 1 consisting of the publicly traded common stocks and publically traded mutual funds or Level 2 consisting of agency and corporate debt securities. There were no Level 3 securities. See note 9 for a discussion of the fair value hierarchy. The breakdown by level is as follows (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Money market fund	$513	$—	$—	$513
Obligations of state and political subdivisions	—	708	—	708
Corporate bonds	—	1,833	—	1,833
Mortgage-backed securities	—	1,018	—	1,018
Corporate stocks and mutual funds	17,038	—	—	17,038

Total	$17,551	$3,559	$—	$21,110

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

An estimate of the undiscounted projected future payments to eligible participants for the next five years and the following five years in the aggregate is as follows (in thousands):

Year Ending December 31,

2013	$1,309
2014	1,393
2015	1,403
2016	1,412
2017	1,447
2018 to 2022	$8,214

As of December 31, 2012 and 2011, the pension plan’s assets included Company common stock valued at approximately $1,202,000 and $1,030,000, respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute a percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $4,711,000, $4,688,000, and $4,299,000 in 2012, 2011 and 2010, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2012 and 2011, the profit sharing plan’s assets included Company common stock valued at approximately $29,043,000 and $25,715,000, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2012, 2011 and 2010 was $1,383,000, $1,305,000 and $1,220,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

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

At December 31, 2012, approximately $59,966,000 was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes as of December 31, 2012 and 2011, that Company and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2012 and 2011, the most recent notification from each respective subsidiary’s primary regulator categorized each of the Company’s subsidiaries as well-capitalized. To be categorized as well-capitalized, the subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

There are no conditions or events since that notification that management believes have changed the institutions’ categories. Bankshares’ and its significant subsidiaries’ actual capital amounts and ratios are presented in the table below (in thousands):

							To Be Well
							Capitalized Under
			For Capital				Prompt Corrective
	Actual		Adequacy Purposes:				Action Provisions:
	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets):
Consolidated	$475,442	19%	≥$	203,620	≥	8%		N/A
First Financial Bank - Abilene	$376,106	15%	≥$	202,391	≥	8%	≥$	252,988	≥	10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$443,481	17%	≥$	101,810	≥	4%		N/A
First Financial Bank - Abilene	$344,335	14%	≥$	101,195	≥	4%	≥$	151,793	≥	6%

Tier1 Capital (to Average Assets):
Consolidated	$443,481	11%	≥$	125,558	≥	3%		N/A
First Financial Bank - Abilene	$344,335	8%	≥$	125,413	≥	3%	≥$	209,021	≥	5%

							To Be Well
							Capitalized Under
			For Capital				Prompt Corrective
	Actual		Adequacy Purposes:				Action Provisions:
	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets):
Consolidated	$426,532	19%	≥$	182,050	≥	8%		N/A
First Financial Bank - Abilene	$110,120	15%	≥$	56,943	≥	8%	≥$	71,179	≥	10%
First Financial Bank - San Angelo	$38,744	18%	≥$	16,988	≥	8%	≥$	21,235	≥	10%
First Financial Bank - Weatherford	$33,975	16%	≥$	16,894	≥	8%	≥$	21,117	≥	10%
First Financial Bank - Stephenville	$33,062	14%	≥$	18,488	≥	8%	≥$	23,109	≥	10%
First Financial Bank - Southlake	$31,753	15%	≥$	16,570	≥	8%	≥$	20,713	≥	10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$397,916	17%	≥$	91,025	≥	4%		N/A
First Financial Bank - Abilene	$103,002	14%	≥$	28,472	≥	4%	≥$	42,707	≥	6%
First Financial Bank - San Angelo	$36,237	17%	≥$	8,494	≥	4%	≥$	12,741	≥	6%
First Financial Bank - Weatherford	$31,309	15%	≥$	8,447	≥	4%	≥$	12,670	≥	6%
First Financial Bank - Stephenville	$30,143	13%	≥$	9,244	≥	4%	≥$	13,866	≥	6%
First Financial Bank - Southlake	$29,126	14%	≥$	8,285	≥	4%	≥$	12,428	≥	6%

Tier1 Capital (to Average Assets):
Consolidated	$397,916	10%	≥$	115,610	≥	3%		N/A
First Financial Bank - Abilene	$103,002	8%	≥$	38,902	≥	3%	≥$	64,837	≥	5%
First Financial Bank - San Angelo	$36,237	9%	≥$	11,679	≥	3%	≥$	19,465	≥	5%
First Financial Bank - Weatherford	$31,309	8%	≥$	11,126	≥	3%	≥$	18,544	≥	5%
First Financial Bank - Stephenville	$30,143	9%	≥$	10,148	≥	3%	≥$	16,914	≥	5%
First Financial Bank - Southlake	$29,126	9%	≥$	9,225	≥	3%	≥$	15,375	≥	5%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

In connection with the First Financial Trust & Asset Management Company, N.A.’s (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2012, our Trust Company had tangible net assets totaling $5,099,000.

Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank. No such reserves were required at December 31, 2012 or December 31, 2011.

16.	STOCK OPTION PLAN:

The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2012, the Company had allocated 1,920,000 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. Shares are issued under the stock option plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2012 is presented in the table and narrative below:

	Shares	Weighted-Average Ex. Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	481,024	$29.11
Granted	—	—
Exercised	(37,246)	22.13
Cancelled	(23,685)	31.95

Outstanding, end of year	420,093	$29.62	6.06	$12,443

Exercisable at end of year	179,678	$26.75	3.92	$4,806

The options outstanding at December 31, 2012, had exercise prices ranging between $15.40 and $33.55. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2012:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested

$15.40	11,805	0.4	11,805
$22.05	53,319	2.1	53,319
$27.32	82,994	4.1	62,984
$33.55	125,925	6.4	50,370
$31.45	146,050	8.8	1,200

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

The fair value of the options granted in 2011 was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 1.34%; expected dividend yield of 2.88%; expected life of 5.93 years; and expected volatility of 26.92%.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2011 was $5.94. There were no grants during 2012 and 2010. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010, was $510,000, $619,000, and $778,000, respectively.

As of December 31, 2012, there was $1,118,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.95 years. The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $423,000, $369,000 and $213,000 respectively.

The aggregate intrinsic value of vested stock options at December 31, 2012 totaled $2,203,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

17.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:

Condensed Balance Sheets-December 31, 2012 and 2011

	2012	2011
ASSETS

Cash in subsidiary bank	$4,780	$16,800
Cash in unaffiliated banks	2	2
Interest-bearing deposits in unaffiliated bank	—	5,026
Interest-bearing deposits in subsidiary bank	67,263	28,192

Total cash and cash equivalents	72,045	50,020

Interest-bearing time deposits in unaffiliated banks	3,078	2,118
Securities available-for-sale, at fair value	12,706	17,729
Investment in and advances to subsidiaries, at equity	468,502	446,320
Intangible assets	723	723
Other assets	1,961	2,009

Total assets	$559,015	$518,919

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	$2,052	$10,382
Shareholders’ equity:
Common stock	315	315
Capital surplus	277,412	276,126
Retained earnings	227,927	184,871
Treasury shares	(5,007)	(4,597)
Deferred compensation	5,007	4,597
Accumulated other comprehensive earnings	51,309	47,225

Total shareholders’ equity	556,963	508,537

Total liabilities and shareholders’ equity	$559,015	$518,919

Condensed Statements of Earnings-

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income:
Cash dividends from subsidiaries	$58,400	$47,350	$41,050
Excess of earnings over dividends of subsidiary bank	17,547	22,722	20,149
Other income	2,682	2,435	1,991

	78,629	72,507	63,190

Expenses:
Salaries and employee benefits	3,668	3,493	2,833
Other operating expenses	2,338	2,199	2,068

	6,006	5,692	4,901

Earnings before income taxes	72,623	66,815	58,289

Income tax benefit	1,602	1,554	1,370

Net earnings	$74,225	$68,369	$59,659

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

Condensed Statements of Cash Flows-

For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$74,225	$68,369	$59,659
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary bank	(17,547)	(22,722)	(20,149)
Depreciation and amortization, net	142	187	171
Decrease in other assets	34	396	10
Increase (decrease) in liabilities	(918)	774	(29)

Net cash provided by operating activities	55,936	47,004	39,662

Cash flows from investing activities:
Acquisition of bank	—	—	(18,200)
Net decrease (increase) in interest-bearing time deposits in unaffiliated banks	(960)	2,160	(198)
Purchase of available for sale securities	—	(5,756)	(5,649)
Maturities of available for sale securities	5,430	2,500	2,500
Purchases of bank premises and equipment	(86)	(204)	(59)
Repayment from (of advances related to) investment in and advances to subsidiaries, net	(400)	820	(200)

Net cash used in (provided by) investing activities	3,984	(480)	(21,806)

Cash flows from financing activities:
Proceeds of stock issuances	824	950	790
Cash dividends paid	(38,719)	(29,359)	(28,346)

Net cash used in financing activities	(37,895)	(28,409)	(27,556)

Net increase (decrease) in cash and cash equivalents	22,025	18,115	(9,700)

Cash and cash equivalents, beginning of year	50,020	31,905	41,605

Cash and cash equivalents, end of year	$72,045	$50,020	$31,905

In connection with the Company’s Federal Housing Administration (FHA) mortgage loan originations, the parent company has executed a corporate guarantee agreement in which the parent company guarantees the ongoing FHA net worth and liquidity compliance of First Financial Bank, N.A., Abilene.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

18.	CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010

Supplemental cash flow information:
Interest paid	$5,419	$8,664	$13,802
Federal income taxes paid	20,779	18,942	18,844

Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	2,459	6,013	11,017
Investment securities purchased but not settled	8,589	21,325	14,945

19.	SUBSEQUENT EVENT (UNAUDITED):

On February 20, 2013, the Company announced that it has entered into a definitive agreement to acquire Orange Savings Bank, SSB in Orange, Texas for an expected combination of cash and stock purchase price of approximately $56.0 million. Pending regulatory and shareholder approval, the acquisition is expected to be finalized in the second quarter of 2013.