Form 10-Q
period 2013-03-25
FIRST FINANCIAL BANKSHARES INC
filed 2013-04-26
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 26, 2013
Common Stock, $0.01 par value per share	31,532,851

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at March 31, 2013 and 2012 and December 31, 2012, and the consolidated statements of earnings, comprehensive earnings, changes in shareholders’ equity and cash flows for the three months ended March 31, 2013 and 2012, follow on pages 2 through 6.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2013	2012	2012
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$113,958	$131,163	$207,018
FEDERAL FUNDS SOLD	3,175	11,200	14,045
INTEREST-BEARING DEPOSITS IN BANKS	20,065	84,169	139,676

Total cash and cash equivalents	137,198	226,532	360,739
INTEREST-BEARING TIME DEPOSITS IN BANKS	45,172	62,018	49,005
SECURITIES AVAILABLE-FOR-SALE, at fair value	1,958,151	1,960,760	1,819,035
SECURITIES HELD-TO-MATURITY (fair value of $920, $2,612 and $1,080 at March 31, 2013 and 2012 and December 31, 2012, respectively)	903	2,581	1,061
LOANS
Held for investment	2,128,015	1,793,172	2,077,166
Less - allowance for loan losses	(34,672)	(34,529)	(34,839)

Net loans held for investment	2,093,343	1,758,643	2,042,327
Held for sale	10,122	5,695	11,457

Net loans	2,103,465	1,764,338	2,053,784
BANK PREMISES AND EQUIPMENT, net	86,265	79,308	84,122
INTANGIBLE ASSETS	71,963	72,078	71,973
OTHER ASSETS	52,863	59,635	62,293

Total assets	$4,455,980	$4,227,250	$4,502,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$1,237,840	$1,125,577	$1,311,708
INTEREST-BEARING DEPOSITS	2,312,286	2,272,495	2,320,876

Total deposits	3,550,126	3,398,072	3,632,584
DIVIDENDS PAYABLE	7,879	7,553	—
SHORT-TERM BORROWINGS	263,345	237,567	259,697
OTHER LIABILITIES	70,378	67,053	52,768

Total liabilities	3,891,728	3,710,245	3,945,049

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, authorized 80,000,000 shares; 31,519,973, 31,477,483, and 31,496,881 shares issued at March 31, 2013 and 2012 and December 31, 2012, respectively	315	315	315
Capital surplus	278,122	276,623	277,412
Retained earnings	238,625	195,074	227,927
Treasury stock (shares at cost: 268,348, 261,454, and 266,845 at March 31, 2013 and 2012 and December 31, 2012, respectively)	(5,138)	(4,712)	(5,007)
Deferred compensation	5,138	4,712	5,007
Accumulated other comprehensive earnings	47,190	44,993	51,309

Total shareholders’ equity	564,252	517,005	556,963

Total liabilities and shareholders’ equity	$4,455,980	$4,227,250	$4,502,012

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
INTEREST INCOME:
Interest and fees on loans	$26,445	$24,640
Interest on investment securities:
Taxable	6,375	8,804
Exempt from federal income tax	6,579	6,141
Interest on federal funds sold and interest-bearing deposits in banks	176	212

Total interest income	39,575	39,797
INTEREST EXPENSE:
Interest on deposits	867	1,482
Other	37	58

Total interest expense	904	1,540

Net interest income	38,671	38,257
PROVISION FOR LOAN LOSSES	401	1,296

Net interest income after provision for loan losses	38,270	36,961

NONINTEREST INCOME:
Trust fees	3,793	3,454
Service charges on deposit accounts	3,895	3,882
ATM, interchange and credit card fees	3,729	3,676
Real estate mortgage operations	1,384	1,050
Net gain on available-for-sale securities (includes $222 and $346 for the three months ended March 31, 2013 and 2012, respectively, related to accumulated other comprehensive earnings reclassifications)	222	346
Net gain (loss) on sale of foreclosed assets	(316)	6
Other	1,253	884

Total noninterest income	13,960	13,298
NONINTEREST EXPENSE:
Salaries and employee benefits	15,180	14,229
Net occupancy expense	1,766	1,737
Equipment expense	2,281	2,108
FDIC insurance premiums	572	527
ATM, interchange and credit card expenses	1,340	1,249
Professional and service fees	803	737
Printing, stationery and supplies	472	505
Amortization of intangible assets	10	44
Other	5,047	5,332

Total noninterest expense	27,471	26,468

EARNINGS BEFORE INCOME TAXES	24,759	23,791
INCOME TAX EXPENSE (includes $78 and $121 for the three months ended March 31, 2013 and 2012, respectively, related to income tax expense from reclassification items)	6,182	6,035

NET EARNINGS	$18,577	$17,756

EARNINGS PER SHARE, BASIC	$0.59	$0.56

EARNINGS PER SHARE, ASSUMING DILUTION	$0.59	$0.56

DIVIDENDS PER SHARE	$0.25	$0.24

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS—(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
NET EARNINGS	$18,577	$17,756
OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	(6,115)	(3,088)
Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(222)	(346)

Total other items of comprehensive earnings	(6,337)	(3,434)
Income tax expense related to other items of comprehensive earnings	2,218	1,202

COMPREHENSIVE EARNINGS	$14,458	$15,524

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders’ Equity
	Shares	Amount			Shares	Amounts
Balances at December 31, 2011	31,459,635	$314	$276,127	$184,871	(258,235)	$(4,597)	$4,597	$47,225	$508,537
Net earnings (unaudited)	—	—	—	17,756	—	—	—	—	17,756
Stock issuances (unaudited)	17,848	1	398	—	—	—	—	—	399
Cash dividends declared, $0.24 per share (unaudited)	—	—	—	(7,553)	—	—	—	—	(7,553)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(2,232)	(2,232)
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	10	—	—	—	—	—	10
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(3,219)	(115)	115	—	—
Stock option expense (unaudited)	—	—	88	—	—	—	—	—	88

Balances at March 31, 2012 (unaudited)	31,477,483	$315	$276,623	$195,074	(261,454)	$(4,712)	$4,712	$44,993	$517,005

Balances at December 31, 2012	31,496,881	$315	$277,412	$227,927	(266,845)	$(5,007)	$5,007	$51,309	$556,963
Net earnings (unaudited)	—	—	—	18,577	—	—	—	—	18,577
Stock issuances (unaudited)	23,092	—	612	—	—	—	—	—	612
Cash dividends declared, $0.25 per share (unaudited)	—	—	—	(7,879)	—	—	—	—	(7,879)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(4,119)	(4,119)
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	10	—	—	—	—	—	10
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,503)	(131)	131	—	—
Stock option expense (unaudited)	—	—	88	—	—	—	—	—	88

Balances at March 31, 2013 (unaudited)	31,519,973	$315	$278,122	$238,625	(268,348)	$(5,138)	$5,138	$47,190	$564,252

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,577	$17,756
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,007	1,887
Provision for loan losses	401	1,296
Securities premium amortization (discount accretion), net	4,208	3,610
Gain on sale of assets, net	(74)	(474)
Deferred federal income tax expense (benefit)	—	(4)
Change in loans held for sale	1,334	4,934
Change in other assets	8,732	1,842
Change in other liabilities	7,440	5,897

Total adjustments	24,048	18,988

Net cash provided by operating activities	42,625	36,744

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing time deposits in banks	3,833	(843)
Activity in available-for-sale securities:
Sales	5,227	21,003
Maturities	94,803	76,390
Purchases	(236,984)	(222,889)
Activity in held-to-maturity securities—maturities	158	1,028
Net increase in loans	(51,454)	(18,162)
Purchases of bank premises and equipment and other assets	(4,567)	(5,063)
Proceeds from sale of other assets	1,015	1,555

Net cash used in investing activities	(187,969)	(146,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(73,868)	24,001
Net increase (decrease) in interest-bearing deposits	(8,590)	39,272
Net increase in short-term borrowings	3,648	29,811
Common stock transactions:
Proceeds from stock issuances	613	399
Dividends paid	—	(7,550)

Net cash provided by (used in) financing activities	(78,197)	85,933

NET DECREASE IN CASH AND CASH EQUIVALENTS	(223,541)	(24,304)
CASH AND CASH EQUIVALENTS, beginning of period	360,739	250,836

CASH AND CASH EQUIVALENTS, end of period	$137,198	$226,532

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$953	$1,653
Federal income tax paid	—	—
Transfer of loans to foreclosed assets	39	82
Investment securities purchased but not settled	21,095	21,895

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

Through our subsidiary bank, we conduct full-service commercial banking business. Our banking centers are located primarily in Central, North Central and West Texas. As of March 31, 2013, we had 56 financial centers across Texas, with eleven locations in Abilene, two locations in Cleburne, two locations in Stephenville, two locations in Granbury, three locations in San Angelo, three locations in Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Cisco, Southlake, Grapevine, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, Crowley, Glen Rose, Odessa, Waxahachie, Acton, Fort Worth and Huntsville. Our trust subsidiary has six locations which consist of Abilene, San Angelo, Stephenville, Sweetwater, Fort Worth and Odessa, all in Texas.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

Effective December 30, 2012, the Company consolidated its eleven bank charters into one charter. The Company cited regulatory, compliance and technology complexities and the opportunity for cost savings as its reason for making this change. The Company noted it expects to operate the one charter as it previously did with eleven charters with local management and board decisions to benefit the customers and communities it serves.

On October 26, 2011, the Company’s Board of Directors authorized the repurchase of up to 750,000 common shares through September 30, 2014. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2013, no shares have been repurchased under this authorization.

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

Note 2—Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months ended March 31, 2013 and 2012, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2013 and 2012, were 31,507,975 and 31,466,706 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2013 and 2012, were 31,601,364 and 31,479,743 respectively.

Note 3 – Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $45,172,000 and $49,005,000 at March 31, 2013 and December 31, 2012, respectively, and have original maturities generally ranging from one to two years. Of these amounts, $40,943,000 and $44,776,000 are time deposits with balances greater than $100,000 at March 31, 2013 and December 31, 2012, respectively.

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

The Company’s investment portfolio consists of traditional investments, substantially all in U.S. Treasury securities, obligations of U.S. government sponsored-enterprises and agencies, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third party pricing services to assist in valuing its investment securities. The Company reviews the prices supplied by the independent pricing services as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with traditional pricing matrices. The Company validates quarterly, on a sample basis, prices supplied by the independent pricing services by comparison to prices obtained from other third party sources.

A summary of available-for-sale and held-to-maturity securities follows (in thousands):

	March 31, 2013
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$6,017	$23	$—	$6,040
Obligations of U.S. government sponsored-enterprises and agencies	189,913	3,451	—	193,364
Obligations of states and political subdivisions	865,282	53,191	(558)	917,915
Corporate bonds and other	111,669	5,553	—	117,222
Residential mortgage-backed securities	592,911	23,866	(213)	616,564
Commercial mortgage-backed securities	106,898	1,408	(1,260)	107,046

Total securities available-for-sale	$1,872,690	$87,492	$(2,031)	$1,958,151

Securities held-to-maturity:
Obligations of states and political subdivisions	$595	$5	$—	$600
Residential mortgage-backed securities	308	12	—	320

Total debt securities held-to-maturity	$903	$17	$—	$920

	December 31, 2012
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U.S. Treasury securities	$6,042	$48	$—	$6,090
Obligations of U.S. government sponsored-enterprises and agencies	219,420	4,060	—	223,480
Obligations of states and political subdivisions	786,278	57,541	(129)	843,690
Corporate bonds and other	117,244	6,020	(73)	123,191
Residential mortgage-backed securities	564,434	23,285	(443)	587,276
Commercial mortgage-backed securities	33,819	1,739	(250)	35,308

Total securities available-for-sale	$1,727,237	$92,693	$(895)	$1,819,035

Securities held-to-maturity:
Obligations of states and political subdivisions	$735	$7	$—	$742
Residential mortgage-backed securities	294	11	—	305
Commercial mortgage-backed securities	32	1	—	33

Total debt securities held-to-maturity	$1,061	$19	$—	$1,080

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2013, were computed by using scheduled amortization of balances and historical prepayment rates. At March 31, 2013 and December 31, 2012, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of debt securities at March 31, 2013, by contractual and expected maturity, are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Due within one year	$142,205	$144,366	$595	$600
Due after one year through five years	509,641	532,461	—	—
Due after five years through ten years	495,789	530,064	—	—
Due after ten years	25,246	27,650	—	—
Mortgage-backed securities	699,809	723,610	308	320

Total	$1,872,690	$1,958,151	$903	$920

The following tables disclose, as of March 31, 2013 and December 31, 2012, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or longer (in thousands):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$42,102	$558	$—	$—	$42,102	$558
Residential mortgage-backed securities	8,664	9	14,885	204	23,549	213
Commercial mortgage-backed securities	38,472	1,260	—	—	38,472	1,260

Total	$89,238	$1,827	$14,885	$204	$104,123	$2,031

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$36,480	$129	$—	$—	$36,480	$129
Residential mortgage-backed securities	17,344	401	3,574	42	20,918	443
Commercial mortgage-backed securities	12,453	250	—	—	12,453	250
Corporate bonds and other	4,994	73	—	—	4,994	73

Total	$71,271	$853	$3,574	$42	$74,845	$895

The number of investment positions in an unrealized loss position totaled 108 at March 31, 2013. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making the determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2013 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at approximately $870,328,000 at March 31, 2013, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarter ended March 31, 2013 and 2012, sales of investment securities that were classified as available-for-sale totaled $5,227,000 and $21,003,000, respectively. Gross realized gains from securities sales and calls during the first quarter of 2013 and 2012 totaled $223,000 and $346,000, respectively. Gross realized losses from securities sales and calls during the first quarter of 2013 totaled $1,000. There were no losses realized on securities sales and calls during the first quarter of 2012. The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 4 –Loans and Allowance for Loan Losses

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

The allowance is an amount management believes is appropriate to absorb probable losses that have been incurred on existing loans as of the balance sheet date based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) general reserve determined in accordance with current authoritative accounting guidance that considers historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Our methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss on a particular loan. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including, without limitations, unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio that are not reflected in our historic loss factors.

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

Loans are considered impaired when, based on current information and events, management determines that it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2013 and 2012, and December 31, 2012, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. Each of these loans is evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of March 31, 2013 and 2012, and December 31, 2012, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

The Company originates certain mortgage loans for sale in the secondary market. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value on an aggregate basis. Loans held for sale totaled $10,122,000, $5,695,000 and $11,457,000, at March 31, 2013 and 2012 and December 31, 2012, respectively, in which the carrying amounts approximate fair value. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first three to six months, or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.

Major classifications of loans held for investment are as follows (in thousands):

	March 31,		December 31, 2012
	2013	2012
Commercial	$513,422	$433,351	$509,609
Agricultural	55,247	57,977	68,306
Real estate	1,275,564	1,083,244	1,226,823
Consumer	283,782	218,600	272,428

Total loans held for investment	$2,128,015	$1,793,172	$2,077,166

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	March 31,		December 31, 2012
	2013	2012
Non-accrual loans	$22,509	$20,963	$21,800
Loans still accruing and past due 90 days or more	24	53	97
Restructured loans*	—	—	—

Total	$22,533	$21,016	$21,897

*	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

March 31, 2013		March 31, 2012		December 31, 2012
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$ 22,509	$5,793	$20,963	$5,357	$21,800	$6,010

The average recorded investment in impaired loans for the three months ended March 31, 2013 and 2012 and the year ended December 31, 2012 was approximately $23,163,000, $21,957,000 and $24,025,000, respectively. The Company had $25,718,000, $28,868,000 and $25,462,000 in non-accrual, past due 90 days still accruing and restructured loans and foreclosed assets at March 31, 2013 and 2012, and December 31, 2012, respectively. Non-accrual loans totaled $22,509,000, $20,963,000 and $21,800,000, respectively, and consisted of the following amounts by type (in thousands):

	March 31,		December 31, 2012
	2013	2012
Commercial	$1,133	$3,665	$2,251
Agricultural	473	923	372
Real estate	20,502	16,026	18,698
Consumer	401	349	479

Total	$22,509	$20,963	$21,800

No additional funds are committed to be advanced in connection with impaired loans.

The Company’s impaired loans and related allowance as of March 31, 2013 and 2012, and December 31, 2012, are summarized in the following table (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

March 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three-month Average Recorded Investment
Commercial	$1,555	$25	$1,108	$1,133	$555	$1,232
Agricultural	489	25	448	473	169	483
Real Estate	24,937	1,956	18,546	20,502	4,901	21,028
Consumer	466	77	324	401	168	420

Total	$27,447	$2,083	$20,426	$22,509	$5,793	$23,163

March 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three-month Average Recorded Investment
Commercial	$4,218	$24	$3,641	$3,665	$1,990	$3,817
Agricultural	948	—	923	923	170	922
Real Estate	20,058	3,470	12,556	16,026	3,082	16,838
Consumer	414	55	294	349	115	380

Total	$25,638	$3,549	$17,414	$20,963	$5,357	$21,957

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment
Commercial	$2,677	$20	$2,231	$2,251	$1,350	$2,966
Agricultural	381	—	372	372	131	437
Real Estate	22,569	2,049	16,649	18,698	4,356	20,164
Consumer	543	115	364	479	173	458

Total	$26,170	$2,184	$19,616	$21,800	$6,010	$24,025

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $384,000 during the year ended December 31, 2012. Such amounts for the three-month period ended March 31, 2013 and 2012 were not significant.

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

At March 31, 2013 and December 31, 2012, the following summarizes the Company’s internal ratings of its loans held for investment (in thousands):

March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$501,859	$2,083	$9,449	$31	$513,422
Agricultural	51,321	337	3,582	7	55,247
Real Estate	1,222,112	15,015	38,281	156	1,275,564
Consumer	282,545	349	870	18	283,782

Total	$2,057,837	$17,784	$52,182	$212	$2,128,015

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$498,188	$2,193	$9,198	$30	$509,609
Agricultural	64,397	342	3,559	8	68,306
Real Estate	1,176,330	14,680	35,673	140	1,226,823
Consumer	271,114	382	911	21	272,428

Total	$2,010,029	$17,597	$49,341	$199	$2,077,166

At March 31, 2013 and December 31, 2012, the Company’s past due loans are as follows (in thousands):

March 31, 2013	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,146	$307	$283	$4,736	$508,686	$513,422	$3
Agricultural	641	16	—	657	54,590	55,247	—
Real Estate	14,962	1,653	1,907	18,522	1,257,042	1,275,564	—
Consumer	1,629	227	144	2,000	281,782	283,782	21

Total	$21,378	$2,203	$2,334	$25,915	$2,102,100	$2,128,015	$24

December 31, 2012	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$1,708	$470	$247	$2,425	$507,184	$509,609	$—
Agricultural	467	95	—	562	67,744	68,306	—
Real Estate	10,141	2,711	1,237	14,089	1,212,734	1,226,823	34
Consumer	1,660	287	163	2,110	270,318	272,428	63

Total	$13,976	$3,563	$1,647	$19,186	$2,057,980	$2,077,166	$97

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of March 31, 2013 and 2012, and December 31, 2012, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	March 31,		December 31, 2012
	2013	2012
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$5,793	$5,357	$6,010
Remaining portfolio	28,879	29,172	28,829

Total allowance for loan losses	$34,672	$34,529	$34,839

The following table details the allowance for loan losses at March 31, 2013 and December 31, 2012 by portfolio segment (in thousands). Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,542	$388	$8,983	$315	$12,228
Loans collectively evaluated for impairment	3,962	1,078	15,878	1,526	22,444

Total	$6,504	$1,466	$24,861	$1,841	$34,672

December 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,253	$388	$8,380	$308	$12,329
Loans collectively evaluated for impairment	4,090	1,153	15,683	1,584	22,510

Total	$7,343	$1,541	$24,063	$1,892	$34,839

Changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

Three months ended March 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,343	$1,541	$24,063	$1,892	$34,839
Provision for loan losses	(672)	(86)	1,120	39	401
Recoveries	121	11	28	95	255
Charge-offs	(288)	—	(350)	(185)	(823)

Ending balance	$6,504	$1,466	$24,861	$1,841	$34,672

Three months ended March 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$9,664	$1,482	$21,533	$1,636	$34,315
Provision for loan losses	94	(119)	1,161	160	1,296
Recoveries	103	12	113	95	323
Charge-offs	(249)	(22)	(972)	(162)	(1,405)

Ending balance	$9,612	$1,353	$21,835	$1,729	$34,529

The Company’s recorded investment in loans as of March 31, 2013 and December 31, 2012 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands):

March 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$11,563	$3,926	$53,452	$1,237	$70,178
Loans collectively evaluated for impairment	501,859	51,321	1,222,112	282,545	2,057,837

Total	$513,422	$55,247	$1,275,564	$283,782	$2,128,015

December 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$11,421	$3,909	$50,493	$1,314	$67,137
Loans collectively evaluated for impairment	498,188	64,397	1,176,330	271,114	2,010,029

Total	$509,609	$68,306	$1,226,823	$272,428	$2,077,166

The Company’s loans that were modified in the three months ended March 31, 2013 and 2012 and considered a troubled debt restructuring are as follows (dollars in thousands):

	Three months ended March 31, 2013			Three months ended March 31, 2012
		Pre-Modification	Post- Modification		Pre-Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	2	$120	$120	4	$127	$127
Agricultural	1	24	24	2	108	108
Real Estate	4	796	796	13	3,803	3,803
Consumer	—	—	—	—	—	—

Total	7	$940	$940	19	$4,038	$4,038

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$120	$—	$17	$62	$48
Agricultural	—	24	—	—	13	95
Real Estate	272	350	174	—	—	3,803
Consumer	—	—	—	—	—	—

Total	$272	$494	$174	$17	$75	$3,946

During the three months ended March 31, 2013, 11 loans totaling $1,167,000 that had been modified as a troubled debt restructured loan within the previous 12 months defaulted on the modified loan. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. There were no such defaults for the three months ended March 31, 2012. The loans are as follows (dollars in thousands):

	Three months ended March 31, 2013
	Number	Balance
Commercial	5	$217
Agriculture	—	—
Real Estate	5	931
Consumer	1	19

Total	11	$1,167

As of March 31, 2013, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At March 31, 2013, approximately $1,118,519,000 in loans held by the bank were subject to blanket liens as security for these lines of credit. At March 31, 2013, $68,600,000 in letters of credit issued by the Federal Home Loan Bank of Dallas were outstanding under these lines of credit. The letters of credit were pledged as collateral for public funds held by our bank.

Note 5 – Income Taxes

Income tax expense was $6,182,000 for the first quarter in 2013 as compared to $6,035,000 for the same period in 2012. Our effective tax rates on pretax income were 25.0% and 25.4% for the first quarter of 2013 and 2012, respectively. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Note 6 – Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. No options have been granted in 2013 or 2012. The Company recorded stock option expense totaling approximately $88,000 thousand and $88,000, respectively, for the three-month periods ended March 31, 2013 and 2012. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

Note 7 – Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $2,000,000 in 2012 and has to date made no contributions in 2013.

Net periodic benefit costs totaling $208,000 and $185,000 were recorded, respectively, for the three months ended March 31, 2013 and 2012.

Note 8 – Recently Issued Authoritative Accounting Guidance

In 2011 and 2013, the Financial Accounting Standards Board (the “FASB”) amended its authoritative guidance related to offsetting assets and liabilities to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sales and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. The new guidance was effective for annual and interim periods beginning on January 1, 2013, and did not have a significant impact on the Company’s financial statements.

In 2013, the FASB amended its authoritative guidance related to reporting of reclassifications out of other comprehensive earnings. The new guidance sets requirements for presentation for significant items reclassified to net earnings during the period presented. The new guidance was effective for annual and interim periods beginning on January 1, 2013 and have been included in these financial statements.

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

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2013 or 2012.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U. S. Treasury securities	$6,039	$—	$—	$6,039
Obligations of U. S. government sponsored-enterprises and agencies	16,844	176,520	—	193,364
Obligations of states and political subdivisions	86,393	831,522	—	917,915
Corporate bonds	—	113,067	—	113,067
Residential mortgage-backed securities	37,972	578,594	—	616,566
Commercial mortgage-backed securities	10,556	96,489	—	107,045
Other securities	4,155	—	—	4,155

Total	$161,959	$1,796,192	$—	$1,958,151

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2013:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, or Level 3 input based on the discounting of the collateral. At March 31, 2013, impaired loans with a carrying value of $22,509,000 were reduced by specific valuation reserves totaling $5,793,000 resulting in a net fair value of $16,716,000.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At March 31, 2013, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months ended March 31, 2013 and 2012 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted are as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three months ended March 31,
	2013	2012
Carrying value of other real estate owned prior to re-measurement	$1,827	$417
Write-downs included in gain (loss) on sale of other real estate owned	(304)	(101)

Fair value	$1,523	$316

At March 31, 2013 and 2012, and December 31, 2012, other real estate owned totaled $3,052,000, $7,815,000 and $3,505,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at March 31, 2013 and December 31, 2012, were as follows (in thousands):

	March 31,		December 31,
	2013		2012
	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$113,958	$113,958	$207,018	$207,018	Level 1
Federal funds sold	3,175	3,175	14,045	14,045	Level 1
Interest-bearing deposits in banks	20,065	20,065	139,676	139,676	Level 1
Interest-bearing time deposits in banks	45,172	45,415	49,005	49,288	Level 2
Available-for-sale securities	1,958,151	1,958,151	1,819,035	1,819,035	Levels 1 and 2
Held-to-maturity securities	903	920	1,061	1,080	Level 2
Loans	2,103,465	2,120,669	2,053,784	2,081,091	Level 3
Accrued interest receivable	20,904	20,904	23,122	23,122	Level 2
Deposits with stated maturities	620,848	621,946	637,040	638,227	Level 2
Deposits with no stated maturities	2,929,278	2,929,278	2,995,544	2,995,544	Level 1
Short term borrowings	263,345	263,345	259,697	259,697	Level 2
Accrued interest payable	239	239	287	287	Level 2

Note 10 – Acquisition Definitive Agreement Signed

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

Introduction

As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges. Our primary source of funding for our loans and investments are deposits held by our subsidiary bank. Our largest expenses are interest on these deposits and salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios, and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2012 Annual Report on Form 10-K.

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

We deem our most critical accounting policies to be (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities is included in note 4 and note 3, respectively, to our notes to consolidated financial statements (unaudited) which begins on page 7.

Consolidation of Bank Charters

Effective December 30, 2012, the Company consolidated its eleven bank charters into one charter. The Company cited regulatory, compliance and technology complexities and the opportunity for cost savings as its reason for making this change. The Company noted it expects to operate its subsidiary bank as it previously did with eleven charters with local management and board decisions to benefit the customers and communities it serves.

Results of Operations

Performance Summary. Net earnings for the first quarter of 2013 were $18.58 million compared to $17.76 million for the same period in 2012, or a 4.62% increase over the same period in 2012.

Basic earnings per share for the first quarter of 2013 were $0.59 compared to $0.56 for the same quarter last year. The return on average assets was 1.71% for the first quarter of 2013, as compared to 1.73% for the same quarter of 2012. The return on average equity was 13.41% for the first quarter of 2013 as compared to 13.79% for the same quarter of 2012.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $42.47 million for the first quarter of 2013, as compared to $41.75 million for the same period last year. The increase in 2013 compared to 2012 was largely attributable to the decrease in rate of interest bearing liabilities. Average earning assets increased $283.68 million for the first quarter of 2013 over the same period in 2012. Average tax exempt securities and average loans increased $133.87 million and $326.95 million, respectively, for the first quarter of 2013 over the first quarter of 2012. Average interest bearing liabilities increased $97.27 million for the first quarter of 2013, as compared to the same period in 2012. The yield on earning assets decreased 27 basis points during the first quarter of 2013, whereas the rate paid on interest-bearing liabilities decreased 11 basis points in the first quarter of 2013 primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
	Change Attributable to		Total Change
	Volume	Rate
Short-term investments	$(8)	$(28)	$(36)
Taxable investment securities	(1,288)	(1,141)	(2,429)
Tax-exempt investment securities (1)	1,816	(1,118)	698
Loans (1) (2)	4,319	(2,474)	1,845

Interest income	4,839	(4,761)	78
Interest-bearing deposits	32	(647)	(615)
Short-term borrowings	6	(27)	(21)

Interest expense	38	(674)	(636)

Net interest income	$4,801	$(4,087)	$714

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the first quarter of 2013 was 4.19%, a decrease of 20 basis points from the same period in 2012. The target Federal funds rate was reduced to a range of zero to 25 basis points in December 2008. The low level of interest rates has reduced the yields on our short-term investments and investment securities as the proceeds from maturing investment securities have been invested at much lower rates. We have been able to partially mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing rates paid on interest bearing liabilities. We expect interest rates to remain at the current low levels until 2015 as announced by the Federal Reserve, which will continue to place pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three months ended March 31,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$137,595	$176	0.56%	$136,657	$211	0.63%
Taxable investment securities (2)	1,038,706	6,375	2.45	1,216,783	8,804	2.89
Tax-exempt investment securities (2)(3)	824,947	10,073	4.88	691,076	9,375	5.43
Loans (3)(4)	2,111,138	26,747	5.14	1,784,192	24,901	5.61

Total earning assets	4,112,386	43,371	4.28	3,828,708	43,291	4.55
Cash and due from banks	129,945			125,443
Bank premises and equipment, net	85,476			77,535
Other assets	46,417			50,754
Goodwill and other intangible assets, net	71,968			72,099
Allowance for loan losses	(34,900)			(34,462)

Total assets	$4,411,292			$4,120,077

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,320,932	$868	0.15%	$2,252,481	$1,482	0.26%
Short-term borrowings	270,561	37	0.06	241,745	58	0.10

Total interest-bearing liabilities	2,591,493	905	0.14	2,494,226	1,540	0.25
Noninterest-bearing deposits	1,205,522			1,055,654
Other liabilities	52,630			52,514

Total liabilities	3,849,645			3,602,394
Shareholders’ equity	561,647			517,683

Total liabilities and shareholders’ equity	$4,411,292			$4,120,077

Net interest income		$42,466			$41,751

Rate Analysis:
Interest income/earning assets			4.28%			4.55%
Interest expense/earning assets			0.11			0.16

Net yield on earning assets			4.19%			4.39%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the first quarter of 2013 was $13.96 million, an increase of $662 thousand over the same period in 2012. Trust fees increased $339 thousand and real estate mortgage operations increased $334 thousand. The increase in trust fees reflects an increase in estate fees, fees from mineral management and an increase in assets under management over the prior year from both improved market conditions and growth in assets managed. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $3.02 billion at March 31, 2013 as compared to $2.63 billion for the same date in 2012. Real estate mortgage income increased primarily due to a stronger housing market and increased market share.

Offsetting these increases was a decrease in our net gain on sale of available for sale securities of $124 thousand and a loss on sale of foreclosed assets of $322 thousand.

Table 3 — Noninterest Income (in thousands):

	Three Months Ended March 31,
	2013	Increase (Decrease)	2012
Trust fees	$3,793	$339	$3,454
Service charges on deposit accounts	3,895	13	3,882
ATM, interchange and credit card fees	3,729	53	3,676
Real estate mortgage operations	1,384	334	1,050
Net gain on sale of available-for-sale securities	222	(124)	346
Net gain (loss) on sale of foreclosed assets	(316)	(322)	6
Other:
Check printing fees	50	9	41
Safe deposit rental fees	165	(1)	166
Credit life and debt protection fees	40	4	36
Brokerage commissions	109	68	41
Interest on loan recoveries	238	125	113
Gain (loss) on sale of assets, net	168	46	122
Miscellaneous income	483	118	365

Total other	1,253	369	884

Total Noninterest Income	$13,960	$662	$13,298

Noninterest Expense. Total noninterest expense for the first quarter of 2013 was $27.47 million, an increase of $1.00 million, or 3.79%, as compared to the same period in 2012. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first quarter of 2013 was 48.68%, compared to 48.08% from the same period in 2012.

Salaries and employee benefits for the first quarter of 2013 totaled $15.18 million, an increase of $951 thousand compared to 2012. The increase was largely the result of additional employees to staff new branches and annual pay increases.

All other categories of noninterest expense for the first quarter of 2013 totaled $12.29 million, an increase of $52 thousand, or 0.42%, as compared to the same period in 2012. Categories of noninterest expense with increases included ATM, interchange and credit card expense, equipment expense and professional and service fees. Offsetting these increases were decreases in operation and other losses, legal fees and regulatory exam fees. Included in noninterest expense for the first quarter of 2013 are costs, primarily legal and travel, totaling $143 thousand related to the Company’s recently announced acquisition of Orange Savings Bank, SSB, which is expected to close in the second quarter of 2013.

Table 4 — Noninterest Expense (in thousands):

	Three Months Ended March 31,
	2013	Increase (Decrease)	2012
Salaries	$11,381	$611	$10,770
Medical	1,017	214	803
Profit sharing	1,079	36	1,043
Pension	208	23	185
401(k) match expense	381	25	356
Payroll taxes	1,026	42	984
Stock option expense	88	—	88

Total salaries and employee benefits	15,180	951	14,229
Net occupancy expense	1,766	29	1,737
Equipment expense	2,281	173	2,108
FDIC assessment fees	572	45	527
ATM, interchange and credit card expense	1,340	91	1,249
Professional and service fees	803	66	737
Printing, stationery and supplies	472	(33)	505
Amortization of intangible assets	10	(34)	44
Other:
Data processing fees	59	(4)	63
Postage	378	46	332
Advertising	552	32	520
Correspondent bank service charges	202	2	200
Telephone	402	1	401
Public relations and business development	442	20	422
Directors’ fees	231	29	202
Audit and accounting fees	381	39	342
Legal fees	143	(106)	249
Regulatory exam fees	197	(62)	259
Travel	171	6	165
Courier expense	188	(4)	192
Operational and other losses	192	(195)	387
Other real estate	117	(6)	123
Other miscellaneous expense	1,392	(83)	1,475

Total other	5,047	(285)	5,332

Total Noninterest Expense	$27,471	$1,003	$26,468

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of March 31, 2013, total loans held for investment were $2.13 billion, an increase of $50.85 million, as compared to December 31, 2012. As compared to December 31, 2012, commercial loans increased $3.8 million, agricultural loans decreased $13.1 million, real estate loans increased $48.7 million, and consumer loans increased $11.4 million. Loans averaged $2.11 billion during the first quarter of 2013, an increase of $326.9 million from the prior year first quarter average balances.

Table 5 — Composition of Loans (in thousands):

	March 31,		December 31, 2012
	2013	2012
Commercial	$513,422	$433,351	$509,609
Agricultural	55,247	57,977	68,306
Real estate	1,275,564	1,083,244	1,226,823
Consumer	283,782	218,600	272,428

Total loans held for investment	$2,128,015	$1,793,172	$2,077,166

At March 31, 2013, our real estate loans represent approximately 60.2% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 43.6%, (ii) commercial real estate loans of 28.2%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 18.6%, (iv) residential development and construction loans of 5.7%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 3.9%.

Loans held for sale, consisting of mortgage loans, totaled $10.1 million, $5.7 million and $11.5 million at March 31, 2013 and 2012, and December 31, 2012, respectively, in which the carrying amounts approximate market.

Asset Quality. Our loan portfolios are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days still accruing and restructured loans plus foreclosed assets, were $25.7 million at March 31, 2013, as compared to $28.9 million at March 31, 2012 and $25.5 million at December 31, 2012. As a percent of loans and foreclosed assets, these assets were 1.20% at March 31, 2013, as compared to 1.60% at March 31, 2012 and 1.22% at December 31, 2012. As a percent of total assets, these assets were 0.58% at March 31, 2013 as compared to 0.68% at March 31, 2012 and 0.57% at December 31, 2012. The continued higher levels of these nonperforming assets are the result of ongoing weakness in real estate markets and the national economy. We believe the level of these assets to be manageable at March 31, 2013.

Table 6 — Non-accrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	March 31,		December 31, 2012
	2013	2012
Non-accrual loans	$22,509	$20,963	$21,800
Loans still accruing and past due 90 days or more	24	53	97
Restructured loans	—	—	—
Foreclosed assets	3,185	7,852	3,565

Total	$25,718	$28,868	$25,462

As a % of loans and foreclosed assets	1.20%	1.60%	1.22%
As a % of total assets	0.58%	0.68%	0.57%

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on impaired loans as of December 31, 2012 described above of approximately $287 thousand during the year ended December 31, 2012. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2012, such income would have approximated $1.67 million. Such amounts for the 2013 and 2012 interim periods were insignificant.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 4 to our notes to consolidated financial statements (unaudited). The provision for loan losses was $401 thousand for the first quarter of 2013, as compared to $1.3 million for the first quarter of 2012. The continued provision for loan losses in 2013 and 2012 reflects the growth in loans and continuing higher levels of nonperforming assets. However, the general stability of our balances in non-accrual loans and reductions in net charge-offs enabled the Company to reduce its provisions in the first quarter of 2013 compared to the prior year. As a percent of average loans, net loan charge-offs were 0.11% for the first quarter of 2013 compared to 0.24% during the first quarter of 2012. The allowance for loan losses as a percent of loans was 1.62% as of March 31, 2013, as compared to 1.67% as of December 31, 2012 and 1.92% as of March 31, 2012. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.

Table 7 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012
Allowance for loan losses at period end	$34,672	$34,529
Loans held for investment at period end	2,128,015	1,793,172
Average loans for period	2,111,138	1,784,192
Net charge-offs/average loans (annualized)	0.11%	0.24%
Allowance for loan losses/period-end loans	1.62%	1.92%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	153.9%	164.3%

The ratio of our allowance to non-accrual, past due 90 days still accruing and restructured loans has generally trended downward since 2007, as the economic conditions worsened. Although the ratio has declined from prior years when net charge-offs and non-performing asset levels were historically low, management believes the allowance for loan losses is appropriate at March 31, 2013 in spite of these trends.

Interest-Bearing Deposits and Time Deposits in Banks. As of March 31, 2013, our interest-bearing deposits and time deposits were $65.2 million compared with $146.2 million and $188.7 million as of March 31, 2012 and December 31, 2012, respectively. At March 31, 2013, interest-bearing deposits and time deposits in banks included $45.2 million invested in FDIC-insured certificates of deposit, and $19.3 million maintained at the Federal Reserve Bank of Dallas. Interest-bearing deposits in banks results from several factors including cash flows from maturing investment securities, growth in deposits and fluctuating deposits from larger depository customers.

Available-for-Sale and Held-to-Maturity Securities. At March 31, 2013, securities with an amortized cost of $903 thousand were classified as securities held-to-maturity and securities with a fair value of $1.96 billion were classified as securities available-for-sale. As compared to December 31, 2012, the available for sale portfolio, carried at fair value, at March 31, 2013, reflected (i) a decrease of $30.2 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $74.2 million in obligations of states and political subdivisions, (iii) a decrease of $6.0 million in corporate and other bonds, and (iv) an increase of $101.0 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

See note 3 to consolidated financial statements (unaudited) for additional disclosures related to the maturities and fair values of the investment portfolio at March 31, 2013 and December 31, 2012.

Table 8 — Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at March 31, 2013 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$6,040	1.78%	$—	—%	$—	—%	$—	—%	$6,040	1.78%
Obligations of U.S. government sponsored-enterprises and agencies	56,061	2.73	137,303	1.37	—	—	—	—	193,364	1.77
Obligations of states and political subdivisions	65,189	5.26	305,109	4.58	519,967	5.40	27,650	5.87	917,915	5.13
Corporate bonds and other securities	17,076	4.64	90,049	2.76	10,097	4.36	—	—	117,222	2.79
Mortgage-backed securities	20,818	4.47	428,493	2.97	219,778	2.19	54,521	2.73	723,610	2.76

Total	$165,184	4.11%	$960,954	3.19%	$749,842	4.45%	$82,171	3.78%	$1,958,151	3.77%

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$595	8.03%	$—	—%	$—	—%	$—	—%	$595	8.03%
Mortgage-backed securities	18	6.62	198	2.82	92	1.78	—	—	308	2.73

Total	$613	7.99%	$198	2.82%	$92	1.78%	$—	—%	$903	6.22%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

As of March 31, 2013, the investment portfolio had an overall tax equivalent yield of 3.73%, a weighted average life of 4.61 years and modified duration of 4.07 years.

Deposits. Deposits held by subsidiary banks represent our primary source of funding. Total deposits were $3.55 billion as of March 31, 2013, as compared to $3.40 billion as of March 31, 2012. Table 9 provides a breakdown of average deposits and rates paid for the three month period ended March 31, 2013 and 2012.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,205,522	—%	$1,055,654	—%
Interest-bearing deposits
Interest-bearing checking	1,005,770	0.11	879,458	0.12
Savings and money market accounts	687,143	0.07	628,056	0.14
Time deposits under $100,000	277,206	0.28	313,662	0.78
Time deposits of $100,000 or more	350,813	0.35	431,305	0.38

Total interest-bearing deposits	2,320,932	0.15%	2,252,481	0.26%

Total average deposits	$3,526,454		$3,308,135

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased and securities sold under repurchase agreements of $263.3 million and $237.6 million at March 31, 2013 and 2012, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds which we pledge our securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of federal funds purchased and securities sold under repurchase agreements was $269.6 million and $241.7 million in the first quarters of 2013 and 2012, respectively. The average rates paid on federal funds purchased and securities sold under repurchase agreements was 0.06% and 0.10% for the first quarters of 2013 and 2012, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $564.3 million, or 12.66% of total assets, at March 31, 2013, as compared to $517.0 million, or 12.23% of total assets, at March 31, 2012. Included in shareholders’ equity at March 31, 2013 and March 31, 2012, were $55.5 million and $52.3 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the first quarter of 2013, total shareholders’ equity averaged $561.6 million, or 12.73% of average assets, as compared to $517.7 million, or 12.56% of average assets, during the same period in 2012.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums to be designated “well capitalized” for total risk-based, Tier 1 risk based and leverage ratios are 10.00%, 6.00% and 5.00%, respectively. As of March 31, 2013, our total risk-based, Tier 1 risk based and leverage capital ratios were 18.80%, 17.54% and 10.69%, respectively, as compared to total risk-based, Tier 1 risk based and leverage capital ratios of 18.99%, 17.73% and 10.31% as of March 31, 2012. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

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

Our subsidiary bank has an asset liability management committee that monitors interest rate risk and compliance with investment policies. The subsidiary bank utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next twelve months. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next twelve months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the re-pricing and maturity characteristics of the existing and projected balance sheet.

As of March 31, 2013, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.92% and 1.84%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in net interest income of 2.76% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of March 31, 2013 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and re-pricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks and sales of securities under agreements to repurchase, which amounted to $263.3 million at March 31, 2013, and an unfunded $25.0 million line of credit established with The Frost Bank which matures on June 30, 2013 (see next paragraph). Our bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $80.0 million. No balance was outstanding on these federal funds purchased lines of credit at March 31, 2013. Our subsidiary bank has available lines of credit with the Federal Home Loan Bank of Dallas totaling $424.7 million secured by portions of their loan portfolios and certain investment securities. At March 31, 2013, $68.6 million in letters of credit issued by the Federal Home Loan Bank of Dallas were outstanding under these lines of credit, and there were no amounts outstanding in short-term borrowings under these lines. The letters of credit were pledged as collateral for public funds held by our bank.

The Company renewed its loan agreement, effective June 30, 2011, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2013, interest is paid quarterly at Wall Street Journal Prime, and the line of credit matures June 30, 2013. If a balance exists at June 30, 2013, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. Management believes the Company was in compliance with the financial and operational covenants at March 31, 2013. There was no outstanding balance under the line of credit as of March 31, 2013, or December 31, 2012.

In addition, we anticipate that future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and interest-bearing deposits in banks which totaled $69.9 million at March 31, 2013, investment securities which totaled $12.5 million which matures over 10 to 17 years, available dividends from our subsidiaries which totaled $43.6 million at March 31, 2013, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary bank may also be used as a source of funding for these potential acquisitions or expansions.

Given the strong core deposit base, relatively low loan to deposit ratios maintained at our subsidiary bank, available lines of credit, and dividend capacity of our subsidiary bank, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.

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

Table 10 – Commitments as of March 31, 2013 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$375,202
Unfunded commitments to extend credit	106,700
Standby letters of credit	20,175

Total commercial commitments	$502,077

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends to shareholders, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by dividends from our subsidiaries and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2013, approximately $43.6 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $15.4 million and $13.9 million for the three month periods ended March 31, 2013 and 2012, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 42.4% and 42.5% of net earnings, respectively, for the first three months of 2013 and the same period in 2012. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

Our bank subsidiary is required by federal law to obtain the prior approval of the Office of the Comptroller of the Currency (the “OCC”), to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, our bank may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

To pay dividends, we and our subsidiaries must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that our subsidiary under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the subsidiary, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve, the FDIC and the OCC have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources—Interest Rate Risk” for disclosure regarding this market risk.

Item 4. Controls and Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of March 31, 2013.

There were no significant changes in our internal controls over financial reporting or other factors during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, these internal controls.

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

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2012 Form 10-K.

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

FIRST FINANCIAL BANKSHARES, INC.

Date: April 26, 2013	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: April 26, 2013	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer