Form 10-Q
period 2013-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2013-07-30
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2013
Common Stock, $0.01 par value per share	31,967,424

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at June 30, 2013 and 2012 and December 31, 2012, the consolidated statements of earnings and comprehensive earnings, for the three and six months ended June 30, 2013 and 2012, and changes in shareholders’ equity and cash flows for the six months ended June 30, 2013 and 2012, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,		December 31,
	2013	2012	2012
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$138,087	$122,534	$207,018
FEDERAL FUNDS SOLD	16,025	10,100	14,045
INTEREST-BEARING DEPOSITS IN BANKS	6,624	25,794	139,676

Total cash and cash equivalents	160,736	158,428	360,739

INTEREST-BEARING TIME DEPOSITS IN BANKS	39,350	74,594	49,005

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,974,604	1,961,908	1,819,035

SECURITIES HELD-TO-MATURITY (fair value of $900, $1,485 and $1,080 at June 30, 2013 and 2012 and December 31, 2012, respectively)	886	1,459	1,061

LOANS
Held for investment	2,560,890	1,908,615	2,077,166
Less - allowance for loan losses	(34,099)	(34,747)	(34,839)

Net loans held for investment	2,526,791	1,873,868	2,042,327
Held for sale	17,993	9,677	11,457

Net loans	2,544,784	1,883,545	2,053,784

BANK PREMISES AND EQUIPMENT, net	94,808	80,404	84,122
INTANGIBLE ASSETS	97,248	72,040	71,973
OTHER ASSETS	70,189	59,426	62,293

Total assets	$4,982,605	$4,291,804	$4,502,012

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,305,049	$1,156,238	$1,311,708
INTEREST-BEARING DEPOSITS	2,612,540	2,235,942	2,320,876

Total deposits	3,917,589	3,392,180	3,632,584

DIVIDENDS PAYABLE	8,311	7,870	—
SHORT-TERM BORROWINGS	431,575	251,428	259,697
OTHER LIABILITIES	49,266	106,063	52,768

Total liabilities	4,406,741	3,757,541	3,945,049

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, authorized 80,000,000 shares; 31,967,424, 31,481,747, and 31,496,881 shares issued at June 30, 2013 and 2012 and December 31, 2012, respectively	320	315	315
Capital surplus	301,963	276,801	277,412
Retained earnings	249,804	205,554	227,927
Treasury stock (shares at cost: 269,579, 263,917, and 266,845 at June 30, 2013 and 2012 and December 31, 2012, respectively)	(5,259)	(4,763)	(5,007)
Deferred compensation	5,259	4,763	5,007
Accumulated other comprehensive earnings	23,777	51,593	51,309

Total shareholders’ equity	575,864	534,263	556,963

Total liabilities and shareholders’ equity	$4,982,605	$4,291,804	$4,502,012

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$28,950	$25,014	$55,396	$49,654
Interest on investment securities:
Taxable	6,313	8,214	12,688	17,018
Exempt from federal income tax	7,063	6,456	13,642	12,598
Interest on federal funds sold and interest-bearing deposits in banks	120	227	296	438

Total interest income	42,446	39,911	82,022	79,708

INTEREST EXPENSE:
Interest on deposits	853	1,310	1,721	2,793
Other	93	45	130	102

Total interest expense	946	1,355	1,851	2,895

Net interest income	41,500	38,556	80,171	76,813
PROVISION FOR LOAN LOSSES	832	759	1,233	2,055

Net interest income after provision for loan losses	40,668	37,797	78,938	74,758

NONINTEREST INCOME:
Trust fees	3,953	3,670	7,746	7,124
Service charges on deposit accounts	4,316	4,042	8,211	7,924
ATM, interchange and credit card fees	4,181	3,784	7,910	7,460
Real estate mortgage operations	1,686	1,218	3,069	2,268
Net gain on available-for-sale securities (includes $33 and $382 for the three months ended June 30, 2013 and 2012, and $255 and $728 for the six months ended June 30, 2013 and 2012, respectively, related to accumulated other comprehensive earnings reclassifications)	33	382	255	728
Net gain (loss) on sale of foreclosed assets	17	(404)	(299)	(406)
Other	967	772	2,221	1,664

Total noninterest income	15,153	13,464	29,113	26,762

NONINTEREST EXPENSE:
Salaries and employee benefits	16,151	14,189	31,331	28,418
Net occupancy expense	2,064	1,743	3,831	3,480
Equipment expense	2,380	2,144	4,661	4,252
FDIC insurance premiums	568	565	1,141	1,093
ATM, interchange and credit card expenses	1,347	1,450	2,687	2,699
Professional and service fees	1,027	689	1,830	1,426
Printing, stationery and supplies	498	511	970	1,015
Amortization of intangible assets	33	38	43	82
Other	5,843	5,416	10,888	10,748

Total noninterest expense	29,911	26,745	57,382	53,213

EARNINGS BEFORE INCOME TAXES	25,910	24,516	50,669	48,307
INCOME TAX EXPENSE (includes $12 and $134 for the three months ended June 30, 2013 and 2012, respectively, and $89 and $255 for the six months ended June 30, 2013 and 2012, respectively related to income tax expense from reclassification items)	6,420	6,165	12,602	12,200

NET EARNINGS	$19,490	$18,351	$38,067	$36,107

EARNINGS PER SHARE, BASIC	$0.62	$0.58	$1.20	$1.15

EARNINGS PER SHARE, ASSUMING DILUTION	$0.61	$0.58	$1.20	$1.15

DIVIDENDS PER SHARE	$0.26	$0.25	$0.51	$0.49

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET EARNINGS	$19,490	$18,351	$38,067	$36,107

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	(35,988)	10,536	(42,103)	7,448

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(33)	(382)	(255)	(728)

Total other items of comprehensive earnings	(36,021)	10,154	(42,358)	6,720

Income tax expense related to other items of comprehensive earnings	12,608	(3,554)	14,826	(2,352)

COMPREHENSIVE EARNINGS	$(3,923)	$24,951	$10,535	$40,475

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2011	31,459,635	$314	$276,127	$184,871	(258,235)	$(4,597)	$4,597	$47,225	$508,537
Net earnings (unaudited)	—	—	—	36,107	—	—	—	—	36,107
Stock option exercises (unaudited)	22,112	1	481	—	—	—	—	—	482
Cash dividends declared, $0.49 per share (unaudited)	—	—	—	(15,424)	—	—	—	—	(15,424)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	4,368	4,368
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	20	—	—	—	—	—	20
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(5,682)	(166)	166	—	—
Stock option expense (unaudited)	—	—	173	—	—	—	—	—	173

Balances at June 30, 2012 (unaudited)	31,481,747	$315	$276,801	$205,554	(263,917)	$(4,763)	$4,763	$51,593	$534,263

Balances at December 31, 2012	31,496,881	$315	$277,412	$227,927	(266,845)	$(5,007)	$5,007	$51,309	$556,963
Net earnings (unaudited)	—	—	—	38,067	—	—	—	—	38,067
Stock issued in acquisition of Orange Savings Bank, SSB (unaudited)	420,000	4	23,096	—	—	—	—	—	23,100
Stock option exercises (unaudited)	50,543	1	1,259	—	—	—	—	—	1,260
Cash dividends declared, $0.51 per share (unaudited)	—	—	—	(16,190)	—	—	—	—	(16,190)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(27,532)	(27,532)
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	20	—	—	—	—	—	20
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,734)	(252)	252	—	—
Stock option expense (unaudited)	—	—	176	—	—	—	—	—	176

Balances at June 30, 2013 (unaudited)	31,967,424	$320	$301,963	$249,804	(269,579)	$(5,259)	$5,259	$23,777	$575,864

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$38,067	$36,107
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,121	3,913
Provision for loan losses	1,233	2,055
Securities premium amortization (discount accretion), net	8,905	7,659
Gain on sale of assets, net	(125)	(555)
Deferred federal income tax benefit	(467)	(627)
Change in loans held for sale	(5,191)	952
Change in other assets	(2,876)	991
Change in other liabilities	2,233	5,471

Total adjustments	7,833	19,859

Net cash provided by operating activities	45,900	55,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Orange Savings Bank, SSB, less cash acquired	(25,706)	—
Net decrease (increase) in interest-bearing time deposits in banks	9,655	(13,419)
Activity in available-for-sale securities:
Sales	71,355	68,961
Maturities	176,867	162,251
Purchases	(343,474)	(314,770)
Activity in held-to-maturity securities - maturities	—	2,150
Net increase in loans	(194,002)	(134,677)
Purchases of bank premises and equipment and other assets	(6,215)	(8,525)
Proceeds from sale of other assets	1,304	3,222

Net cash used in investing activities	(310,216)	(234,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(74,188)	54,662
Net increase (decrease) in interest-bearing deposits	(26,757)	2,720
Net increase in short-term borrowings	171,878	43,672
Common stock transactions:
Proceeds from stock issuances	1,260	482
Dividends paid	(7,880)	(15,103)

Net cash provided by financing activities	64,313	86,433

NET DECREASE IN CASH AND CASH EQUIVALENTS	(200,003)	(92,408)

CASH AND CASH EQUIVALENTS, beginning of period	360,739	250,836

CASH AND CASH EQUIVALENTS, end of period	$160,736	$158,428

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$1,772	$3,096
Federal income tax paid	10,107	8,975
Transfer of loans to foreclosed assets	248	614
Investment securities purchased but not settled	14,210	58,496

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central and West Texas. As of June 30, 2013, we had 61 financial centers across Texas, with eleven locations in Abilene, two locations in Cleburne, Stephenville and Granbury, three locations in San Angelo and Weatherford, and one location each in Mineral Wells, Hereford, Sweetwater, Eastland, Ranger, Rising Star, Cisco, Southlake, Grapevine, Aledo, Willow Park, Brock, Alvarado, Burleson, Keller, Trophy Club, Boyd, Bridgeport, Decatur, Roby, Trent, Merkel, Clyde, Moran, Albany, Midlothian, McLewis, Glen Rose, Odessa, Waxahachie, Acton, Fort Worth, Orange, Newton, Port Arthur, Vidor, Mauriceville and Huntsville. Our trust subsidiary has six locations which are located in Abilene, San Angelo, Stephenville, Sweetwater, Fort Worth and Odessa, all in Texas.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

Effective December 30, 2012, the Company consolidated its eleven bank charters into one charter. The Company cited regulatory, compliance and technology complexities and the opportunity for cost savings as its reason for making this change. The Company noted it expects to operate the one charter as it previously did with eleven charters, with local management and board decisions to benefit the customers and communities it serves.

On October 26, 2011, the Company’s Board of Directors authorized the repurchase of up to 750,000 common shares through September 30, 2014. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through June 30, 2013, no shares have been repurchased under this authorization.

On April 24, 2012, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Formation to increase the number of authorized common shares to 80,000,000.

On May 31, 2013, the Company acquired 100% of the outstanding capital stock of Orange Savings Bank, SSB, a wholly-owned subsidiary of OSB Financial Services, Inc. The results of operations of Orange Savings Bank, SSB subsequent to the acquisition date are included in the consolidated earnings of the Company. See Note 10 to the Consolidated Financial Statements (unaudited) for more information.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with the current or any prior evaluations.

Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three and six months ended June 30, 2013 and 2012, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2013 and 2012, were 31,683,355 and 31,478,980 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six months ended June 30, 2013 and 2012, were 31,596,150 and 31,472,843 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2013 and 2012, were 31,809,840 and 31,497,241, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2013 and 2012, were 31,709,971 and 31,474,653, respectively.

Note 3 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $39,350,000 and $49,005,000 at June 30, 2013 and December 31, 2012, respectively, and have original maturities generally ranging from one to two years. Of these amounts, $35,799,000 and $44,776,000 are time deposits with balances greater than $100,000 at June 30, 2013 and December 31, 2012, respectively.

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

A summary of available-for-sale and held-to-maturity securities follows (in thousands):

	June 30, 2013
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$156,494	$1,997	$(11)	$158,480
Obligations of states and political subdivisions	968,655	39,760	(6,302)	1,002,113
Corporate bonds and other	108,854	3,786	(12)	112,628
Residential mortgage-backed securities	578,081	17,970	(3,955)	592,096
Commercial mortgage-backed securities	113,079	—	(3,792)	109,287

Total securities available-for-sale	$1,925,163	$63,513	$(14,072)	$1,974,604

Securities held-to-maturity:
Obligations of states and political subdivisions	$594	$5	$—	$599
Residential mortgage-backed securities	292	9	—	301

Total debt securities held-to-maturity	$886	$14	$—	$900

	December 31, 2012
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Securities available-for-sale:
U. S. Treasury securities	$6,042	$48	$—	$6,090
Obligations of U.S. government sponsored-enterprises and agencies	219,420	4,060	—	223,480
Obligations of states and political subdivisions	786,278	57,541	(129)	843,690
Corporate bonds and other	117,244	6,020	(73)	123,191
Residential mortgage-backed securities	564,434	23,285	(443)	587,276
Commercial mortgage-backed securities	33,819	1,739	(250)	35,308

Total securities available-for-sale	$1,727,237	$92,693	$(895)	$1,819,035

Securities held-to-maturity:
Obligations of states and political subdivisions	$735	$7	$—	$742
Residential mortgage-backed securities	294	11	—	305
Commercial mortgage-backed securities	32	1	—	33

Total debt securities held-to-maturity	$1,061	$19	$—	$1,080

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2013, were computed by using scheduled amortization of balances and historical prepayment rates. At June 30, 2013 and December 31, 2012, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of debt securities at June 30, 2013, by contractual and expected maturity, are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Due within one year	$109,550	$111,021	$594	$599
Due after one year through five years	519,047	536,927	—	—
Due after five years through ten years	568,925	587,782	—	—
Due after ten years	36,481	37,491	—	—
Mortgage-backed securities	691,160	701,383	292	301

Total	$1,925,163	$1,974,604	$886	$900

The following tables disclose, as of June 30, 2013 and December 31, 2012, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or longer (in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of U.S. government sponsored-enterprises and agencies	$3,478	$11	$—	$—	$3,478	$11
Obligations of states and political subdivisions	242,758	6,302	—	—	242,758	6,302
Residential mortgage-backed securities	117,005	3,753	13,714	202	130,719	3,955
Commercial mortgage-backed securities	109,287	3,792	—	—	109,287	3,792
Corporate bonds and other	5,236	12	—	—	5,236	12

Total	$477,764	$13,870	$13,714	$202	$491,478	$14,072

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$36,480	$129	$—	$—	$36,480	$129
Residential mortgage-backed securities	17,344	401	3,574	42	20,918	443
Commercial mortgage-backed securities	12,453	250	—	—	12,453	250
Corporate bonds and other	4,994	73	—	—	4,994	73

Total	$71,271	$853	$3,574	$42	$74,845	$895

The number of investment positions in an unrealized loss position totaled 366 at June 30, 2013. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making the determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2013 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at approximately $969,296,000 at June 30, 2013, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended June 30, 2013 and 2012, sales of investment securities that were classified as available-for-sale totaled $66,128,000 and $47,958,000, respectively. Gross realized gains from securities sales and calls during the second quarter of 2013 and 2012 totaled $34,000 and $383,000, respectively. Gross realized losses from securities sales and calls during the second quarter of 2013 and 2012 totaled $1,000 for each respective quarter. During the six-months ended June 30, 2013 and 2012, sales of investment securities that were classified as available-for-sale totaled $71,355,000 and $68,961,000, respectively. Gross realized gains from securities sales and calls during the six-month period of ended June 30, 2013 and 2012 totaled $257,000 and $729,000, respectively. Gross realized losses from securities sales and calls during the six-month period of 2013 and 2012 totaled $2,000 and $1,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 4 - Loans and Allowance for Loan Losses

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

The allowance for loan losses is an amount management believes is appropriate to absorb probable losses that have been incurred on existing loans as of the balance sheet date based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) a general reserve determined in accordance with current authoritative accounting guidance that considers historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Our methodology is constructed so that specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss on a particular loan. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including, without limitations, unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This additional allocation based on qualitative factors serves to compensate for additional areas of uncertainty inherent in our portfolio that are not reflected in our historic loss factors.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2013 and 2012, and December 31, 2012, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. Each of these loans is evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of June 30, 2013 and 2012, and December 31, 2012, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

The Company originates certain mortgage loans for sale in the secondary market. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value on an aggregate basis. Loans held for sale totaled $17,993,000, $9,677,000 and $11,457,000, at June 30, 2013 and 2012 and December 31, 2012, respectively, in which the carrying amounts approximate fair value. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first three to six months, or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.

Loans acquired, including loans acquired in a business combination, are initially recorded at fair value with no valuation allowance. Acquired loans were segregated between those considered to be credit impaired and those deemed performing. To make this determination, management considered such factors as past due status, nonaccrual status and credit risk ratings. The fair value of acquired performing loans was determined by discounting expected cash flows, both principal and interest, at prevailing market interest rates. The difference between the fair value and principal balances due at acquisition date, the fair value discount, is accreted into income over the estimated life of each loan.

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their fair value was initially based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonable forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at June 30, 2013 was $3,497,000 compared to a contractual balance of $4,848,000. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Major classifications of loans held for investment are as follows (in thousands):

	June 30,		December 31,
	2013	2012	2012
Commercial	$608,226	$479,697	$509,609
Agricultural	60,663	51,822	68,306
Real estate	1,574,524	1,143,031	1,226,823
Consumer	317,477	234,065	272,428

Total loans held for investment	$2,560,890	$1,908,615	$2,077,166

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	June 30,		December 31,
	2013	2012	2012
Non-accrual loans *	$26,297	$26,606	$21,800
Loans still accruing and past due 90 days or more	187	105	97
Restructured loans **	—	—	—

Total	$26,484	$26,711	$21,897

*	Includes $3,497 of purchased credit impaired loans as of June 30, 2013. There were no purchased impaired loan balances in prior periods.
**	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

June 30, 2013		June 30, 2012		December 31, 2012
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$26,297	$4,872	$26,606	$7,473	$21,800	$6,010

The average recorded investment in impaired loans for the three and six months ended June 30, 2013 and the year ended December 31, 2012 was approximately $22,450,000, $22,693,000 and $24,025,000, respectively. The Company had $31,073,000, $33,860,000 and $25,462,000 in non-accrual, past due 90 days still accruing and restructured loans and foreclosed assets at June 30, 2013 and 2012, and December 31, 2012, respectively. Non-accrual loans totaled $26,297,000, $26,606,000 and $21,800,000, respectively, and consisted of the following amounts by type (in thousands):

	June 30,		December 31,
	2013	2012	2012
Commercial	$1,366	$4,427	$2,251
Agricultural	286	446	372
Real estate	24,059	21,520	18,698
Consumer	586	213	479

Total	$26,297	$26,606	$21,800

No additional funds are committed to be advanced in connection with impaired loans.

The Company’s impaired loans and related allowance as of June 30, 2013 and 2012, and December 31, 2012, are summarized in the following table (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

June 30, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance *	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three- month Average Recorded Investment
Commercial	$1,697	$265	$1,101	$1,366	$512	$1,659	$1,622
Agricultural	286	21	265	286	108	478	467
Real Estate	29,269	5,636	18,423	24,059	4,006	19,083	18,924
Consumer	681	156	430	586	246	1,473	1,437

Total	$31,933	$6,078	$20,219	$26,297	$4,872	$22,693	$22,450

*	Includes $3,497 of purchased credit impaired loans.

June 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three- month Average Recorded Investment
Commercial	$5,067	$30	$4,397	$4,427	$2,122	$4,635	$4,461
Agricultural	470	2	444	446	138	487	480
Real Estate	25,043	2,038	19,482	21,520	5,109	22,668	22,276
Consumer	263	13	200	213	104	244	209

Total	$30,843	$2,083	$24,523	$26,606	$7,473	$28,034	$27,426

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment
Commercial	$2,677	$20	$2,231	$2,251	$1,350	$2,966
Agricultural	381	—	372	372	131	437
Real Estate	22,569	2,049	16,649	18,698	4,356	20,164
Consumer	543	115	364	479	173	458

Total	$26,170	$2,184	$19,616	$21,800	$6,010	$24,025

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $384,000 during the year ended December 31, 2012. Such amounts for the three-month and six-month periods ended June 30, 2013 and 2012 were not significant.

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

At June 30, 2013 and December 31, 2012, the following summarizes the Company’s internal ratings of its loans held for investment (in thousands):

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$580,963	$8,263	$18,755	$245	$608,226
Agricultural	56,977	266	3,414	6	60,663
Real Estate	1,519,838	16,733	37,797	156	1,574,524
Consumer	315,280	878	1,303	16	317,477

Total	$2,473,058	$26,140	$61,269	$423	$2,560,890

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$498,188	$2,193	$9,198	$30	$509,609
Agricultural	64,397	342	3,559	8	68,306
Real Estate	1,176,330	14,680	35,673	140	1,226,823
Consumer	271,114	382	911	21	272,428

Total	$2,010,029	$17,597	$49,341	$199	$2,077,166

At June 30, 2013 and December 31, 2012, the Company’s past due loans are as follows (in thousands):

June 30, 2013	15-59 Days Past Due *	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$5,491	$213	$363	$6,067	$602,159	$608,226	$25
Agricultural	1,724	23	—	1,747	58,916	60,663	—
Real Estate	18,763	1,607	2,548	22,918	1,551,606	1,574,524	69
Consumer	1,986	455	117	2,558	314,919	317,477	93

Total	$27,964	$2,298	$3,028	$33,290	$2,527,600	$2,560,890	$187

December 31, 2012	15-59 Days Past Due *	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$1,708	$470	$247	$2,425	$507,184	$509,609	$—
Agricultural	467	95	—	562	67,744	68,306	—
Real Estate	10,141	2,711	1,237	14,089	1,212,734	1,226,823	34
Consumer	1,660	287	163	2,110	270,318	272,428	63

Total	$13,976	$3,563	$1,647	$19,186	$2,057,980	$2,077,166	$97

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of June 30, 2013 and 2012, and December 31, 2012, is presented below. Management has evaluated the adequacy of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	June 30,		December 31,
	2013	2012	2012
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$4,872	$7,473	$6,010
Remaining portfolio	29,227	27,274	28,829

Total allowance for loan losses	$34,099	$34,747	$34,839

The following table details the allowance for loan losses at June 30, 2013 and December 31, 2012 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at June 30, 2013 or December 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2013	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$2,518	$343	$7,472	$395	$10,728
Loans collectively evaluated for impairment	4,218	1,150	16,430	1,573	23,371

Total	$6,736	$1,493	$23,902	$1,968	$34,099

December 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$3,253	$388	$8,380	$308	$12,329
Loans collectively evaluated for impairment	4,090	1,153	15,683	1,584	22,510

Total	$7,343	$1,541	$24,063	$1,892	$34,839

Changes in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 are summarized as follows (in thousands):

Three months ended June 30, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,504	$1,466	$24,861	$1,841	$34,672
Provision for loan losses	240	29	271	292	832
Recoveries	68	8	23	66	165
Charge-offs	(76)	(10)	(1,253)	(231)	(1,570)

Ending balance	$6,736	$1,493	$23,902	$1,968	$34,099

Three months ended June 30, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$9,612	$1,353	$21,835	$1,729	$34,529
Provision for loan losses	(941)	(79)	1,679	100	759
Recoveries	49	10	64	102	225
Charge-offs	(164)	(31)	(284)	(287)	(766)

Ending balance	$8,556	$1,253	$23,294	$1,644	$34,747

Six months ended June 30, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,343	$1,541	$24,063	$1,892	$34,839
Provision for loan losses	(431)	(57)	1,391	330	1,233
Recoveries	188	19	53	162	422
Charge-offs	(364)	(10)	(1,605)	(416)	(2,395)

Ending balance	$6,736	$1,493	$23,902	$1,968	$34,099

Six months ended June 30, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$9,664	$1,482	$21,533	$1,636	$34,315
Provision for loan losses	(847)	(197)	2,839	260	2,055
Recoveries	152	21	178	197	548
Charge-offs	(413)	(53)	(1,256)	(449)	(2,171)

Ending balance	$8,556	$1,253	$23,294	$1,644	$34,747

The Company’s recorded investment in loans as of June 30, 2013 and December 31, 2012 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $3,497,000 at June 30, 2013 are included in loans individually evaluated for impairment due to immateriality. There were no purchased credit impaired loans at December 31, 2012.

June 30, 2013	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$27,263	$3,686	$54,686	$2,197	$87,832
Loans collectively evaluated for impairment	580,963	56,977	1,519,838	315,280	2,473,058

Total	$608,226	$60,663	$1,574,524	$317,477	$2,560,890

December 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$11,421	$3,909	$50,493	$1,314	$67,137
Loans collectively evaluated for impairment	498,188	64,397	1,176,330	271,114	2,010,029

Total	$509,609	$68,306	$1,226,823	$272,428	$2,077,166

The Company’s loans that were modified in the three and six months ended June 30, 2013 and 2012 and considered a troubled debt restructuring are as follows (in thousands):

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$98	$98	3	$218	$218
Agricultural	—	—	—	1	24	24
Real Estate	4	2,982	2,982	8	3,779	3,779
Consumer	1	37	37	1	37	37

Total	6	$3,117	$3,117	13	$4,058	$4,058

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	6	$721	$721	10	$848	$848
Agricultural	3	245	245	5	354	354
Real Estate	13	3,805	3,805	26	7,607	7,607
Consumer	1	19	19	1	19	19

Total	23	$4,790	$4,790	42	$8,828	$8,828

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$98	$—	$—	$218	$—
Agricultural	—	—	—	—	24	—
Real Estate	147	—	2,835	420	350	3,009
Consumer	—	37	—	—	37	—

Total	$147	$135	$2,835	$420	$629	$3,009

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$492	$58	$171	$509	$120	$219
Agricultural	243	3	—	243	16	95
Real Estate	935	1,107	1,762	935	1,107	5,565
Consumer	—	19	—	—	19	—

Total	$1,670	$1,187	$1,933	$1,687	$1,262	$5,879

During the three and six month periods ended June 30, 2013, one and five loans, respectively, totaling $58,000 and $245,000 thousand, respectively, that had been modified as a troubled debt restructured loan within the previous 12 months defaulted on the modified loan. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. There were no such defaults for the three and six months ended June 30, 2012. The loans are as follows (dollars in thousands):

	Three months ended June 30, 2013
	Number	Balance
Commercial	1	$58
Agriculture	—	—
Real Estate	—	—
Consumer	—	—

Total	1	$58

	Six months ended June 30, 2013
	Number	Balance
Commercial	5	$245
Agriculture	—	—
Real Estate	—	—
Consumer	—	—

Total	5	$245

As of June 30, 2013, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At June 30, 2013, approximately $1,165,476,000 in loans held by the bank were subject to blanket liens as security for these lines of credit. At June 30, 2013, $176,172,000 was outstanding under these lines of credit. At June 30, 2013, $58,600,000 in letters of credit issued by the Federal Home Loan Bank of Dallas were outstanding under these lines of credit. The letters of credit were pledged as collateral for public funds held by our bank.

Note 5 - Income Taxes

Income tax expense was $6,420,000 for the second quarter in 2013 as compared to $6,165,000 for the same period in 2012. The Company’s effective tax rates on pretax income were 24.8% and 25.1% for the second quarter of 2013 and 2012, respectively. Income tax expense was $12,602,000 for the six months ended June 30, 2013 as compared to $12,200,000 for the same period in 2012. The Company’s effective tax rates on pretax income were 24.9% and 25.3% for the six months ended June 30, 2013 and 2012, respectively. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Note 6 - Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. No options have been granted in 2013 or 2012. The Company recorded stock option expense totaling approximately $88,000 and $85,000 for the three-month periods ended June 30, 2013 and 2012, respectively. The Company recorded stock option expense totaling approximately $176,000 and $173,000 for the six-month periods ended June 30, 2013 and 2012, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

Note 7 - Pension Plan

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

Net periodic benefit costs totaling $208,000 and $185,000 were recorded, respectively, for the three months ended June 30, 2013 and 2012. Net periodic benefit costs totaling $416,000 and $370,000 were recorded, respectively, for the six months ended June 30, 2013 and 2012.

Note 8 - Recently Issued Authoritative Accounting Guidance

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

Note 9 - Fair Value Disclosures

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

There were no transfers between Level 2 and Level 3 during the three and six months ended June 30, 2013 or 2012.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored-enterprises and agencies	$—	$158,480	$—	$158,480
Obligations of states and political subdivisions	63,025	939,088	—	1,002,113
Corporate bonds	—	108,353	—	108,353
Residential mortgage-backed securities	—	592,096	—	592,096
Commercial mortgage-backed securities	—	109,287	—	109,287
Other securities	4,275	—	—	4,275

Total	$67,300	$1,907,304	$—	$1,974,604

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2013:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, or Level 3 input based on the discounting of the collateral. At June 30, 2013, impaired loans with a carrying value of $26,297,000 were reduced by specific valuation reserves totaling $4,872,000 resulting in a net fair value of $21,425,000.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At June 30, 2013, the Company’s mortgage loans held for sale were recorded at cost as fair value approximated cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three and six months ended June 30, 2013 and 2012 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three months ended June 30,
	2013	2012
Carrying value of other real estate owned prior to re-measurement	$—	$4,226
Write-downs included in gain (loss) on sale of other real estate owned	—	(435)

Fair value	$—	$3,791

	Six months ended June 30,
	2013	2012
Carrying value of other real estate owned prior to re-measurement	$1,827	$4,643
Write-downs included in gain (loss) on sale of other real estate owned	(304)	(536)

Fair value	$1,523	$4,107

At June 30, 2013 and 2012, and December 31, 2012, other real estate owned totaled $4,338,000, $7,005,000 and $3,505,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at June 30, 2013 and December 31, 2012, were as follows (in thousands):

	June 30,		December 31,
	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$138,087	$138,087	$207,018	$207,018	Level 1

Federal funds sold	16,025	16,025	14,045	14,045	Level 1

Interest-bearing deposits in banks	6,624	6,624	139,676	139,676	Level 1

Interest-bearing time deposits in banks	39,350	39,560	49,005	49,288	Level 2

Available-for-sale securities	1,974,604	1,974,604	1,819,035	1,819,035	Levels 1 and 2

Held-to-maturity securities	886	900	1,061	1,080	Level 2

Loans	2,544,784	2,567,044	2,053,784	2,081,091	Level 3

Accrued interest receivable	26,230	26,230	23,122	23,122	Level 2

Deposits with stated maturities	715,123	717,309	637,040	638,227	Level 2

Deposits with no stated maturities	3,202,466	3,202,466	2,995,544	2,995,544	Level 1

Short term borrowings	431,575	431,575	259,697	259,697	Level 2

Accrued interest payable	366	366	287	287	Level 2

Note 10 - Acquisition

On February 9, 2013, we entered into an agreement and plan of merger to acquire Orange Savings Bank, SSB. On May 31, 2013, the transaction was completed. Pursuant to the agreement, we paid $39,200,000 in cash and issued 420,000 shares of the Company’s common stock in exchange for all of the outstanding shares of Orange Savings Bank, SSB. At closing, Orange Savings Bank, SSB, was merged into First Financial Bank, N.A., Abilene, Texas, a wholly owned subsidiary of the Company.

The primary purpose of the acquisition was to expand the Company’s market share along Interstate Highway 10 in Southeast Texas. Factors that contributed to a purchase price resulting in goodwill include Orange Savings Bank, SSB historic record of earnings, strong local economic environment and opportunity for growth. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing June 1, 2013.

The assets acquired and liabilities assumed were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. Pending further review and analysis of tangible and intangible asset valuation and receipt of final valuations, the purchase price allocation may change. The acquisition was not considered to be a significant business combination. The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (in thousands):

Fair value of consideration paid:
Cash	$39,200
Common stock issued (420,000 shares)	23,100

Total fair value of consideration paid	62,300

Fair value of identifiable assets acquired:
Cash and cash equivalents	13,494
Securities available for sale	107,735
Loans	293,288
Identifiable intangible assets	2,300
Other assets	12,569

Total identifiable assets acquired	429,386

Fair value of liabilities assumed:
Deposits	385,950
Other liabilities	4,154

Total liabilities assumed	390,104

Fair value of net identifiable assets acquired	39,282

Goodwill resulting from acquisition	$23,018

Goodwill recorded in the acquisition of Orange Savings Bank, SSB was accounted for in accordance with the authoritative business combination guidance. Accordingly, goodwill will not be amortized, but will be tested for impairment annually. The goodwill recorded is expected to be deductible for federal income tax purposes.

The fair value of total loans acquired was $293,288,000 at acquisition compared to contractual amounts of $299,252,000. The fair value of purchased credit impaired loans at acquisition was $4,475,000 compared to contractual amounts of $5,878,000. Additional purchased credit impaired loan disclosures were omitted due to immateriality. All other acquired loans were considered performing loans.

Orange Savings Bank, SSB has branches in Orange, Vidor, McLewis, Mauriceville, Port Arthur and Newton, all located east of Houston, Texas.

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

•

government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the capital ratios of Basel III as adopted by the federal banking authorities;

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

Acquisition of Orange Savings Bank, SSB

On February 9, 2013, we entered into an agreement and plan of merger to acquire Orange Savings Bank, SSB. On May 31, 2013, the transaction was completed. Pursuant to the agreement, we paid $39.20 million in cash and issued 420,000 shares of the Company’s common stock in exchange for all of the outstanding shares of Orange Savings Bank, SSB.

At closing, Orange Savings Bank, SSB, was merged into First Financial Bank, N.A., Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value of assets acquired by approximately $23.02 million and was recorded by the Company as goodwill.

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

Results of Operations

Performance Summary. Net earnings for the second quarter of 2013 were $19.49 million compared to $18.35 million for the same period in 2012, or a 6.21% increase over the same period in 2012.

Basic earnings per share for the second quarter of 2013 were $0.62 compared to $0.58 for the same quarter last year. The return on average assets was 1.67% for the second quarter of 2013, as compared to 1.75% for the same quarter of 2012. The return on average equity was 13.53% for the second quarter of 2013 as compared to 14.01% for the same quarter of 2012.

Net earnings for the six-month period ended June 30, 2013 were $38.07 million compared to $36.11 million for the same period in 2012, or a 5.43% increase over the same period in 2012.

Basic earnings per share for the first six-months of 2013 were $1.20 compared to $1.15 for the same period last year. The return on average assets was 1.69% for the first six-months of 2013, as compared to 1.74% for the same period of 2012. The return on average equity was 13.47% for the first six-months of 2013 as compared to 13.90% for the same period of 2012.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $45.58 million for the second quarter of 2013, as compared to $42.23 million for the same period last year. The increase in 2013 compared to 2012 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $447.42 million for the second quarter of 2013 over the same period in 2012. Average tax exempt securities and average loans increased $161.95 million and $473.86 million, respectively, for the second quarter of 2013 over the second quarter of 2012. Average interest bearing liabilities increased $309.42 million for the second quarter of 2013, as compared to the same period in 2012. The yield on earning assets decreased 19 basis points during the second quarter of 2013, whereas the rate paid on interest-bearing liabilities decreased 8 basis points in the second quarter of 2013 primarily due to the effects of lower interest rates.

Tax-equivalent net interest income was $88.05 million for the first six months of 2013, as compared to $83.98 million for the same period last year. The increase in 2013 compared to 2012 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $366.45 million for the first six months of 2013 over the same period in 2012. Average tax exempt securities and average loans increased $148.17 million and $400.99 million, respectively, for the first six months of 2013 over the second quarter of 2012. Average interest bearing liabilities increased $204.12 million for the first six months period of 2013, as compared to the same period in 2012. The yield on earning assets decreased 24 basis points during the first six months of 2013, whereas the rate paid on interest-bearing liabilities decreased 9 basis points in the first six months of 2013 primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012			Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate

Short-term investments	$(119)	$12	$(107)	$(121)	$(22)	$(143)
Taxable investment securities	(821)	(1,080)	(1,901)	(2,100)	(2,230)	(4,330)
Tax-exempt investment securities (1)	2,114	(1,164)	950	3,941	(2,292)	1,649
Loans (1)(2)	6,474	(2,472)	4,002	11,073	(5,225)	5,848

Interest income	7,648	(4,704)	2,944	12,793	(9,769)	3,024

Interest-bearing deposits	83	(541)	(458)	132	(1,204)	(1,072)
Short-term borrowings	31	18	49	42	(14)	28

Interest expense	114	(523)	(409)	174	(1,218)	(1,044)

Net interest income	$7,534	$(4,181)	$3,353	$12,619	$(8,551)	$4,068

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the second quarter of 2013 was 4.18%, a decrease of 15 basis points from the same period in 2012. The net interest margin for the six months ended June 30, 2013 was 4.18%, a decrease of 18 basis points from the same period in 2012. The target Federal funds rate was reduced to a range of zero to 25 basis points in December 2008. The low level of interest rates has reduced the yields on our short-term investments and investment securities as the proceeds from maturing investment securities have been invested at much lower rates. We have been able to partially mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing rates paid on interest bearing liabilities. We expect interest rates to remain at the current low levels until at least 2015 as announced by the Federal Reserve, which will continue to place pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three months ended June 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$65,251	$120	0.75%	$135,144	$227	0.69%
Taxable investment securities (2)	1,066,586	6,313	2.37	1,185,081	8,214	2.77
Tax-exempt investment securities (2)(3)	917,460	10,813	4.71	755,511	9,862	5.22
Loans (3)(4)	2,324,268	29,282	5.05	1,850,408	25,281	5.49

Total earning assets	4,373,565	46,528	4.27%	3,926,144	43,584	4.46%
Cash and due from banks	120,874			114,218
Bank premises and equipment, net	89,997			80,109
Other assets	48,249			49,349
Goodwill and other intangible assets, net	80,414			72,060
Allowance for loan losses	(34,333)			(34,694)

Total assets	$4,678,766			$4,207,186

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,403,899	$853	0.14%	$2,260,319	$1,310	0.23%
Short-term borrowings	405,438	93	0.09	239,599	45	0.08

Total interest-bearing liabilities	2,809,337	946	0.14%	2,499,918	1,355	0.22%
Noninterest-bearing deposits	1,237,335			1,126,926
Other liabilities	54,267			53,441

Total liabilities	4,100,939			3,680,285
Shareholders’ equity	577,827			526,901

Total liabilities and shareholders’ equity	$4,678,766			$4,207,186

Net interest income		$45,582			$42,229

Rate Analysis:
Interest income/earning assets			4.27%			4.46%
Interest expense/earning assets			0.09			0.13

Net yield on earning assets			4.18%			4.33%

	Six months ended June 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$101,400	$295	0.62%	$135,901	$438	0.66%
Taxable investment securities (2)	1,052,723	12,688	2.41	1,200,932	17,018	2.83
Tax-exempt investment securities (2)(3)	871,459	20,886	4.79	723,294	19,237	5.32
Loans (3)(4)	2,218,292	56,030	5.09	1,817,300	50,182	5.55

Total earning assets	4,243,874	89,899	4.27%	3,877,427	86,875	4.51%
Cash and due from banks	125,384			119,830
Bank premises and equipment, net	87,749			78,822
Other assets	47,339			50,051
Goodwill and other intangible assets, net	76,214			72,079
Allowance for loan losses	(34,615)			(34,578)

Total assets	$4,545,945			$4,163,631

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,362,645	$1,721	0.15%	$2,256,399	$2,793	0.25%
Short-term borrowings	338,549	130	0.08	240,672	102	0.09

Total interest-bearing liabilities	2,701,194	1,851	0.14%	2,497,071	2,895	0.23%
Noninterest-bearing deposits	1,221,516			1,091,290
Other liabilities	53,454			52,978

Total liabilities	3,976,164			3,641,339
Shareholders’ equity	569,781			522,292

Total liabilities and shareholders’ equity	$4,545,945			$4,163,631

Net interest income		$88,048			$83,980

Rate Analysis:
Interest income/earning assets			4.27%			4.51%
Interest expense/earning assets			0.09			0.15

Net yield on earning assets			4.18%			4.36%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the second quarter of 2013 was $15.15 million, an increase of $1.69 million over the same period in 2012. Trust fees increased $283 thousand and real estate mortgage operations increased $468 thousand. The increase in trust fees reflects an increase in assets under management over the prior year from both improved market conditions and growth in assets managed. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $3.05 billion at June 30, 2013 as compared to $2.65 billion for the same date in 2012. Real estate mortgage income increased primarily due to a stronger housing market and increased market share.

Offsetting these increases was a decrease in our net gain on sale of available for sale securities of $349 thousand.

Noninterest income for the six month period ended June 30, 2013 was $29.11 million, an increase of $2.35 million over the same period in 2012. Trust fees increased $622 thousand and real estate mortgage operations increased $801 thousand. The increase in trust fees reflects an increase in assets under management over the prior year from both improved market conditions and growth in assets managed. Real estate mortgage income increased primarily due to a stronger housing market and increased market share.

Offsetting these increases was a decrease in our net gain on sale of available for sale securities of $473 thousand.

Table 3 - Noninterest Income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012

Trust fees	$3,953	$283	$3,670	$7,746	$622	$7,124
Service charges on deposit accounts	4,316	274	4,042	8,211	287	7,924
ATM, interchange and credit card fees	4,181	397	3,784	7,910	450	7,460
Real estate mortgage operations	1,686	468	1,218	3,069	801	2,268
Net gain on sale of available-for-sale securities	33	(349)	382	255	(473)	728
Net (loss) on sale of foreclosed assets	17	421	(404)	(299)	107	(406)

Other:
Check printing fees	49	(4)	53	99	5	94
Safe deposit rental fees	112	13	99	277	12	265
Credit life and debt protection fees	54	9	45	94	12	82
Brokerage commissions	185	173	12	294	241	53
Interest on loan recoveries	68	20	48	305	144	161
Gain on sale of assets	1	(104)	105	169	(66)	235
Miscellaneous income	498	88	410	983	209	774

Total other	967	195	772	2,221	557	1,664

Total Noninterest Income	$15,153	$1,689	$13,464	$29,113	$2,351	$26,762

Noninterest Expense. Total noninterest expense for the second quarter of 2013 was $29.91 million, an increase of $3.17 million, or 11.84%, as compared to the same period in 2012. An important measure in determining whether a financial instituion effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the second quarter of 2013 was 49.25%, compared to 48.02% from the same period in 2012.

Salaries and employee benefits for the second quarter of 2013 totaled $16.15 million, an increase of $1.96 million compared to 2012. The increase was largely the result of additional employees to staff new branches, annual pay increases, our Orange Savings Bank, SSB acquisition, and an increase in the Company’s health insurance expenses.

All other categories of noninterest expense for the second quarter of 2013 totaled $13.76 million, an increase of $1.20 million, or 9.59%, as compared to the same period in 2012. Categories of noninterest expense with increases included professional and service fees, net occupancy expense and equipment expense. Offsetting these increases were decreases in operation and other losses, legal fees and regulatory exam fees. Included in noninterest expense for the second quarter of 2013 was $232 thousand and $226 thousand related to the acquisition of Orange Savings Bank, SSB and database consolidation technology costs, respectively.

Total noninterest expense for the first six months of 2013 was $57.38 million, an increase of $4.17 million, or 7.83%, as compared to the same period in 2012. Our efficiency ratio for the first six-months of 2013 was 48.98%, compared to 48.05% from the same period in 2012.

Salaries and employee benefits for the first six-months of 2013 totaled $31.33 million, an increase of $2.91 million compared to 2012. The increase was largely the result of additional employees to staff new branches, annual pay increases, our Orange Savings Bank, SSB acquisition and an increase in the Company’s health insurance expenses.

All other categories of noninterest expense for the first six-months of 2013 totaled $26.05 million, an increase of $1.26 million, or 5.07%, as compared to the same period in 2012. Categories of noninterest expense with increases included professional and service fees, net occupancy expense and equipment expense. Offsetting these increases were decreases in operation and other losses, legal fees and regulatory exam fees. Included in noninterest expense for the first six-months of 2013 was $375 thousand and $226 thousand related to the acquisition of Orange Savings Bank, SSB and database consolidation technology costs, respectively.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012

Salaries	$12,138	$1,089	$11,049	$23,519	$1,699	$21,820
Medical	1,277	444	833	2,293	657	1,636
Profit sharing	1,183	298	885	2,262	335	1,927
Pension	208	23	185	416	46	370
401(k) match expense	374	31	343	756	57	699
Payroll taxes	883	74	809	1,909	116	1,793
Stock option expense	88	3	85	176	3	173

Total salaries and employee benefits	16,151	1,962	14,189	31,331	2,913	28,418

Net occupancy expense	2,064	321	1,743	3,831	351	3,480
Equipment expense	2,380	236	2,144	4,661	409	4,252
FDIC assessment fees	568	3	565	1,141	48	1,093
ATM, interchange and credit card expense	1,347	(103)	1,450	2,687	(12)	2,699
Professional and service fees	1,027	338	689	1,830	404	1,426
Printing, stationery and supplies	498	(13)	511	970	(45)	1,015
Amortization of intangible assets	33	(5)	38	43	(39)	82

Other:
Data processing fees	141	100	41	200	96	104
Postage	341	(19)	360	719	27	692
Advertising	609	52	557	1,161	84	1,077
Correspondent bank service charges	222	6	216	424	8	416
Telephone	437	65	372	839	66	773
Public relations and business development	491	96	395	933	116	817
Directors’ fees	209	9	200	440	38	402
Audit and accounting fees	387	60	327	767	97	670
Legal fees	210	(26)	236	353	(131)	484
Regulatory exam fees	197	(65)	262	394	(127)	521
Travel	224	15	209	395	20	375
Courier expense	191	(4)	195	378	(9)	387
Operational and other losses	159	(175)	334	350	(371)	721
Other real estate	135	(20)	155	252	(26)	278
Other miscellaneous expense	1,890	333	1,557	3,283	252	3,031

Total other	5,843	427	5,416	10,888	140	10,748

Total Noninterest Expense	$29,911	$3,166	$26,745	$57,382	$4,169	$53,213

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of June 30, 2013, total loans held for investment were $2.56 billion, an increase of $483.72 million, as compared to December 31, 2012. As compared to December 31, 2012, commercial loans increased $98.61 million, agricultural loans decreased $7.64 million, real estate loans increased $347.70 million, and consumer loans increased $45.05 million. Loans averaged $2.32 billion during the second quarter of 2013, an increase of $473.86 million from the prior year second quarter average balances. Loans averaged $2.22 billion during the six month period of 2013, an increase of $400.99 million from the same period average balances of 2012.

Table 5 - Composition of Loans (in thousands):

	June 30,		December 31, 2012
	2013	2012

Commercial	$608,226	$479,697	$509,609
Agricultural	60,663	51,822	68,306
Real estate	1,574,524	1,143,031	1,226,823
Consumer	317,477	234,065	272,428

Total loans held for investment	$2,560,890	$1,908,615	$2,077,166

At June 30, 2013, our real estate loans represent approximately 61.48% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 46.51%, (ii) commercial real estate loans of 25.78%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 17.45%, (iv) residential development and construction loans of 6.28%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 3.98%.

Loans held for sale, consisting of mortgage loans, totaled $17.99 million, $9.68 million and $11.46 million at June 30, 2013 and 2012, and December 31, 2012, respectively, in which the carrying amounts approximate market.

Asset Quality. Our loan portfolios are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by state and federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days still accruing and restructured loans plus foreclosed assets, were $31.07 million at June 30, 2013, as compared to $33.86 million at June 30, 2012 and $25.46 million at December 31, 2012. As a percent of loans and foreclosed assets, these assets were 1.20% at June 30, 2013, as compared to 1.76% at June 30, 2012 and 1.22% at December 31, 2012. As a percent of total assets, these assets were 0.62% at June 30, 2013 as compared to 0.79% at June 30, 2012 and 0.57% at December 31, 2012. The continued levels of these nonperforming assets are the result of ongoing weakness in real estate markets and the national economy. We believe the level of these assets to be manageable at June 30, 2013.

Table 6 - Non-accrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	June 30,		December 31,
	2013	2012	2012

Non-accrual loans	$26,297	$26,606	$21,800
Loans still accruing and past due 90 days or more	187	105	97
Restructured loans	—	—	—
Foreclosed assets	4,589	7,149	3,565

Total	$31,073	$33,860	$25,462

As a % of loans and foreclosed assets	1.20%	1.76%	1.22%
As a % of total assets	0.62%	0.79%	0.57%

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

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 4 to our notes to consolidated financial statements (unaudited). The provision for loan losses was $832 thousand for the second quarter of 2013, as compared to $759 thousand for the second quarter of 2012. The provision for loan losses was $1.23 million for first six months of 2013, as compared to $2.06 million for the same period in 2012. The continued provision for loan losses in 2013 and 2012 reflects the growth in loans and continuing higher levels of nonperforming assets. However, the general stability of our balances in non-accrual loans and reductions in net charge-offs enabled the Company to reduce its provisions in 2013 compared to the prior year. As a percent of average loans, net loan charge-offs were 0.24% for the second quarter of 2013 compared to 0.12% during the second quarter of 2012. As a percent of average loans, net loan charge-offs were 0.18% for the first six months of 2013 compared to 0.18% for the same period of 2012. The allowance for loan losses as a percent of loans was 1.32% as of June 30, 2013, as compared to 1.67% as of December 31, 2012 and 1.81% as of June 30, 2012. The decrease in the allowance for loan losses percentage at June 30, 2013 is due to the purchase accounting effect of recording the loans purchased in the Orange Savings Bank, SSB acquisition at fair value with no allowance for loan loss. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Allowance for loan losses at period end	$34,099	$34,747	$34,099	$34,747

Loans held for investment at period end	2,560,890	1,908,615	2,560,890	1,908,615
Average loans for period	2,324,268	1,850,408	2,218,292	1,817,300

Net charge-offs/average loans (annualized)	0.24%	0.12%	0.18%	0.18%
Allowance for loan losses/period-end loans	1.32%	1.81%	1.32%	1.81%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	128.75%	130.08%	128.75%	130.08%

The ratio of our allowance to non-accrual, past due 90 days still accruing and restructured loans has generally trended downward since 2007, as the economic conditions worsened. Although the ratio has declined from prior years when net charge-offs and non-performing asset levels were historically low, management believes the allowance for loan losses is appropriate at June 30, 2013 in spite of these trends.

Interest-Bearing Deposits and Time Deposits in Banks. At June 30, 2013, our interest-bearing deposits and time deposits were $45.97 million compared with $100.39 million and $188.68 million as of June 30, 2012 and December 31, 2012, respectively. At June 30, 2013, interest-bearing deposits and time deposits in banks included $39.35 million invested in FDIC-insured certificates of deposit, and $5.30 million maintained at the Federal Reserve Bank of Dallas. Interest-bearing deposits in banks results from several factors including cash flows from maturing investment securities, growth in deposits and fluctuating deposits from larger depository customers.

Available-for-Sale and Held-to-Maturity Securities. At June 30, 2013, securities with an amortized cost of $886 thousand were classified as securities held-to-maturity and securities with a fair value of $1.97 billion were classified as securities available-for-sale. As compared to December 31, 2012, the available for sale portfolio, carried at fair value, at June 30, 2013, reflected (i) a decrease of $71.09 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $158.42 million in obligations of states and political subdivisions, (iii) a decrease of $10.56 million in corporate and other bonds, and (iv) an increase of $78.80 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

See note 3 to consolidated financial statements (unaudited) for additional disclosures related to the maturities and fair values of the investment portfolio at June 30, 2013 and December 31, 2012.

Table 8 - Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at June 30, 2013 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Obligations of U.S. government sponsored-enterprises and agencies	$36,166	2.46%	$122,314	1.35%	$—	—%	$—	—%	$158,480	1.60%
Obligations of states and political subdivisions	60,299	5.26	321,046	4.57	583,277	5.24	37,491	5.55	1,002,113	5.04
Corporate bonds and other securities	14,556	4.43	93,567	2.25	4,505	7.35	—	—	112,628	2.74
Mortgage-backed securities	14,454	4.66	426,983	2.81	180,045	2.25	79,901	2.74	701,383	2.70

Total	$125,475	4.29%	$963,910	3.16%	$767,827	4.55%	$117,392	3.64%	$1,974,604	3.80%

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$594	8.03%	$—	—%	$—	—%	$—	—%	$594	8.03%
Mortgage-backed securities	21	5.72	241	2.51	30	1.87	—	—	292	2.67

Total	$615	7.95%	$241	2.51%	$30	1.87%	$—	—%	$886	6.27%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

As of June 30, 2013, the investment portfolio had an overall tax equivalent yield of 3.80%, a weighted average life of 4.94 years and modified duration of 4.28 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $3.64 billion as of June 30, 2013, as compared to $3.39 billion as of June 30, 2012. Table 9 provides a breakdown of average deposits and rates paid for the three and six month periods ended June 30, 2013 and 2012.

Table 9 - Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended June 30,
	2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,237,335	—%	$1,126,926	—%

Interest-bearing deposits
Interest-bearing checking	1,033,112	0.11	886,049	0.12
Savings and money market accounts	723,302	0.06	645,629	0.13
Time deposits under $100,000	282,461	0.43	303,921	0.68
Time deposits of $100,000 or more	365,024	0.19	424,719	0.31

Total interest-bearing deposits	2,403,899	0.14%	2,260,318	0.23%

Total average deposits	$3,641,234		$3,387,244

	Six Months Ended June 30,
	2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,221,516	—%	$1,091,290	—%

Interest-bearing deposits
Interest-bearing checking	1,019,516	0.11	882,754	0.12
Savings and money market accounts	705,323	0.06	636,842	0.13
Time deposits under $100,000	279,848	0.43	308,791	0.73
Time deposits of $100,000 or more	357,958	0.21	428,012	0.35

Total interest-bearing deposits	2,362,645	0.15%	2,256,399	0.25%

Total average deposits	$3,584,161		$3,347,689

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the Federal Home Loan Bank of Dallas (FHLB) of $431.57 million and $251.43 million at June 30, 2013 and 2012, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds which we pledge our securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $405.44 million and $239.60 million in the second quarter of 2013 and 2012, respectively. The average rate paid on these short-term borrowings was 0.09% and 0.08% for the second quarter of 2013 and 2012, respectively. The average balance of federal funds purchased, securities sold under repurchase agreements, advances from the FHLB was $338.55 million and $240.67 million in the first six months of 2013 and 2012, respectively. The average rates paid on these short-term borrowings were 0.08% and 0.09% for the first six months of 2013 and 2012, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $575.86 million, or 11.56% of total assets, at June 30, 2013, as compared to $534.26 million, or 12.45% of total assets, at June 30, 2012. Included in shareholders’ equity at June 30, 2013 and June 30, 2012, were $32.14 million and $58.94 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the second quarter of 2013, total shareholders’ equity averaged $577.83 million, or 12.35% of average assets, as compared to $526.89 million, or 12.52% of average assets, during the same period in 2012. For the six months ended June 30, 2013, total shareholders’ equity was $569.78 million, or 12.53% of total assets, at June 30, 2013, as compared to $522.29 million, or 12.54% of total assets, during the same period in 2012.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums to be designated “well capitalized” for total risk-based, Tier 1 risk based and leverage ratios are 10.00%, 6.00% and 5.00%, respectively. As of June 30, 2013, our total risk-based, Tier 1 risk based and leverage capital ratios were 16.31%, 15.20% and 10.32%, respectively, as compared to total risk-based, Tier 1 risk based and leverage capital ratios of 18.48%, 17.23% and 10.36% as of June 30, 2012. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

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

As of June 30, 2013, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 0.50% and 0.90%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in net interest income of 2.02% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of June 30, 2013 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and re-pricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks and sales of securities under agreements to repurchase, which amounted to $255.41 million at June 30, 2013, and an unfunded $25.0 million line of credit established with Frost Bank which was renewed on June 30, 2013 and matures on June 30, 2015 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $100.0 million. At June 30, 2013, the balance outstanding on these federal funds purchased lines of credit totaled $7.74 million. Our subsidiary bank has available lines of credit with the FHLB totaling $670.39 million secured by portions of their loan portfolios and certain investment securities. At June 30, 2013, $176.17 million was outstanding under these lines of credit. In addition, $58.60 million in letters of credit issued by the FHLB were outstanding under these lines of credit. The letters of credit were pledged as collateral for public funds held by our bank.

The Company renewed its loan agreement, effective June 30, 2013, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2015, interest is paid quarterly at Wall Street Journal Prime, and the line of credit matures June 30, 2015. If a balance exists at June 30, 2015, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. Management believes the Company was in compliance with the financial and operational covenants at June 30, 2013. There was no outstanding balance under the line of credit as of June 30, 2013, or December 31, 2012.

In addition, we anticipate that future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and interest-bearing deposits in banks which totaled $46.75 million at June 30, 2013, investment securities which totaled $12.08 million which matures over 10 to 17 years, available dividends from our subsidiaries which totaled $63.75 million at June 30, 2013, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary bank may also be used as a source of funding for these potential acquisitions or expansions.

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

Table 10 - Commitments as of June 30, 2013 (in thousands):

Total Notional Amounts Committed

Unfunded lines of credit	$401,171
Unfunded commitments to extend credit	210,143
Standby letters of credit	26,899

Total commercial commitments	$638,213

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends to shareholders, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by dividends from our subsidiaries and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2013, approximately $63.75 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $14.60 million for the three month period ended June 30, 2012. No dividend was paid in the second quarter of 2013. Our subsidiaries paid aggregate dividends of $15.40 million and $28.50 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 42.5% and 42.7% of net earnings, respectively, for the first six months of 2013 and the same period in 2012. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources - Interest Rate Risk” for disclosure regarding this market risk.

Item 4.	Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of June 30, 2013.

There were no significant changes in our internal controls over financial reporting or other factors during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we and our subsidiaries are parties to lawsuits arising in the ordinary course of our banking business. However, there are no material pending legal proceedings to which we, our subsidiaries, or any of their properties, are currently subject. Other than regular, routine examinations by state and federal banking authorities, there are no proceedings pending or known to be contemplated by any governmental authorities.

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 25, 2012).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed June 29, 2012).

10.2	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).

10.4	—	Loan agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc. *

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc. *

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc. *

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc. *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: July 30, 2013	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: July 30, 2013	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer