Form 10-Q
period 2013-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2013-10-29
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2013
Common Stock, $0.01 par value per share	31,977,670

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at September 30, 2013 and 2012 and December 31, 2012, the consolidated statements of earnings and comprehensive earnings, for the three and nine months ended September 30, 2013 and 2012, and changes in shareholders’ equity and cash flows for the nine months ended September 30, 2013 and 2012, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,		December 31,
	2013	2012	2012
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$164,666	$128,606	$207,018
FEDERAL FUNDS SOLD	14,300	23,400	14,045
INTEREST-BEARING DEPOSITS IN BANKS	48,634	25,633	139,676

Total cash and cash equivalents	227,600	177,639	360,739

INTEREST-BEARING TIME DEPOSITS IN BANKS	34,352	67,506	49,005

SECURITIES AVAILABLE-FOR-SALE, at fair value	1,975,303	1,882,617	1,819,035

SECURITIES HELD-TO-MATURITY (fair value of $810, $1,271 and $1,080 at September 30, 2013 and 2012 and December 31, 2012, respectively)	798	1,247	1,061

LOANS
Held for investment	2,609,085	1,993,820	2,077,166
Less - allowance for loan losses	(34,800)	(34,932)	(34,839)

Net loans held for investment	2,574,285	1,958,888	2,042,327
Held for sale	5,724	10,034	11,457

Net loans	2,580,009	1,968,922	2,053,784

BANK PREMISES AND EQUIPMENT, net	94,676	80,580	84,122
INTANGIBLE ASSETS	97,429	72,001	71,973
OTHER ASSETS	65,468	60,035	62,293

Total assets	$5,075,635	$4,310,547	$4,502,012

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,371,835	$1,200,154	$1,311,708
INTEREST-BEARING DEPOSITS	2,628,722	2,244,244	2,320,876

Total deposits	4,000,557	3,444,398	3,632,584

DIVIDENDS PAYABLE	8,314	7,872	—
SHORT-TERM BORROWINGS	466,500	254,480	259,697
OTHER LIABILITIES	32,023	53,885	52,768

Total liabilities	4,507,394	3,760,635	3,945,049

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, authorized 80,000,000 shares; 31,977,670, 31,488,530, and 31,496,881 shares issued at September 30, 2013 and 2012 and December 31, 2012, respectively)	320	315	315
Capital surplus	302,320	277,121	277,412
Retained earnings	261,052	217,483	227,927
Treasury stock (shares at cost: 269,334, 265,598, and 266,845 at September 30, 2013 and 2012 and December 31, 2012, respectively)	(5,364)	(4,908)	(5,007)
Deferred compensation	5,364	4,908	5,007
Accumulated other comprehensive earnings (loss)	4,549	54,993	51,309

Total shareholders’ equity	568,241	549,912	556,963

Total liabilities and shareholders’ equity	$5,075,635	$4,310,547	$4,502,012

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$32,936	$26,138	$88,260	$75,792
Interest on investment securities:
Taxable	6,130	7,480	18,818	24,498
Exempt from federal income tax	7,480	6,484	21,122	19,081
Interest on federal funds sold and interest-bearing deposits in banks	109	185	405	623

Total interest income	46,655	40,287	128,605	119,994

INTEREST EXPENSE:
Interest on deposits	1,038	1,094	2,758	3,887
Other	126	74	256	176

Total interest expense	1,164	1,168	3,014	4,063

Net interest income	45,491	39,119	125,591	115,931
PROVISION FOR LOAN LOSSES	1,349	787	2,582	2,842

Net interest income after provision for loan losses	44,142	38,332	123,009	113,089

NONINTEREST INCOME:
Trust fees	4,138	3,723	11,884	10,848
Service charges on deposit accounts	4,798	4,337	13,009	12,261
ATM, interchange and credit card fees	4,404	3,767	12,315	11,226
Real estate mortgage operations	2,008	1,495	5,149	3,763
Net gain (loss) on available-for-sale securities (includes ($108) and $1,479 for the three months ended September 30, 2013 and 2012, respectively, and $147 and $2,206 for the nine months ended September 30, 2013 and 2012, respectively, related to accumulated other comprehensive earnings (loss) reclassifications)	(108)	1,479	147	2,206
Net gain (loss) on sale of foreclosed assets	36	(106)	(263)	(512)
Other	1,799	804	4,019	2,469

Total noninterest income	17,075	15,499	46,260	42,261

NONINTEREST EXPENSE:
Salaries and employee benefits	17,501	14,845	48,831	43,263
Net occupancy expense	2,164	1,806	5,995	5,286
Equipment expense	2,490	2,269	7,146	6,521
FDIC insurance premiums	640	563	1,781	1,655
ATM, interchange and credit card expenses	1,474	1,317	4,161	4,017
Professional and service fees	1,363	838	3,198	2,263
Printing, stationery and supplies	534	468	1,504	1,483
Amortization of intangible assets	77	38	120	120
Other	9,291	5,059	20,181	15,807

Total noninterest expense	35,534	27,203	92,917	80,415

EARNINGS BEFORE INCOME TAXES	25,683	26,628	76,352	74,935
INCOME TAX EXPENSE (includes ($38) and $518 for the three months ended September 30, 2013 and 2012, respectively, and $51 and $772 for the nine months ended September 30, 2013 and 2012, respectively related to income tax expense from reclassification items)	6,121	6,828	18,723	19,028

NET EARNINGS	$19,562	$19,800	$57,629	$55,907

EARNINGS PER SHARE, BASIC	$0.61	$0.63	$1.82	$1.78

EARNINGS PER SHARE, ASSUMING DILUTION	$0.61	$0.63	$1.81	$1.78

DIVIDENDS PER SHARE	$0.26	$0.25	$0.77	$0.74

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

NET EARNINGS	$19,562	$19,800	$57,629	$55,907

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(29,688)	6,710	(71,791)	14,157

Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income tax	108	(1,479)	(147)	(2,206)

Total other items of comprehensive earnings (losses)	(29,580)	5,231	(71,938)	11,951

Income tax benefit (expense) related to other items of comprehensive earnings (loss)	10,352	(1,831)	25,178	(4,183)

COMPREHENSIVE EARNINGS	$334	$23,200	$10,869	$63,675

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity

Balances at December 31, 2011	31,459,635	$314	$276,127	$184,871	(258,235)	$(4,597)	$4,597	$47,225	$508,537

Net earnings (unaudited)	—	—	—	55,907	—	—	—	—	55,907

Stock option exercises (unaudited)	28,895	1	626	—	—	—	—	—	627

Cash dividends declared, $0.74 per share (unaudited)	—	—	—	(23,295)	—	—	—	—	(23,295)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	7,768	7,768

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	117	—	—	—	—	—	117

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(7,363)	(311)	311	—	—

Stock option expense (unaudited)	—	—	251	—	—	—	—	—	251

Balances at September 30, 2012 (unaudited)	31,488,530	$315	$277,121	$217,483	(265,598)	$(4,908)	$4,908	$54,993	$549,912

Balances at December 31, 2012	31,496,881	$315	$277,412	$227,927	(266,845)	$(5,007)	$5,007	$51,309	$556,963

Net earnings (unaudited)	—	—	—	57,629	—	—	—	—	57,629

Stock issued in acquisition of Orange Savings Bank, SSB (unaudited)	420,000	4	23,096	—	—	—	—	—	23,100

Stock option exercises (unaudited)	60,789	1	1,518	—	—	—	—	—	1,519

Cash dividends declared, $0.77 per share (unaudited)	—	—	—	(24,504)	—	—	—	—	(24,504)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(46,760)	(46,760)

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	30	—	—	—	—	—	30

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,489)	(357)	357	—	—

Stock option expense (unaudited)	—	—	264	—	—	—	—	—	264

Balances at September 30, 2013 (unaudited)	31,977,670	$320	$302,320	$261,052	(269,334)	$(5,364)	$5,364	$4,549	$568,241

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$57,629	$55,907
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,376	5,908
Provision for loan losses	2,582	2,842
Securities premium amortization (discount accretion), net	13,680	11,732
Gain on sale of assets, net	(62)	(1,896)
Deferred federal income tax benefit	(309)	(1,857)
Change in loans held for sale	5,731	595
Change in other assets	2,642	(153)
Change in other liabilities	5,996	5,104

Total adjustments	36,636	22,275

Net cash provided by operating activities	94,265	78,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Orange Savings Bank, SSB, less cash acquired	(25,706)	—
Net decrease (increase) in interest-bearing time deposits in banks	14,653	(6,331)
Activity in available-for-sale securities:
Sales	121,420	114,090
Maturities	248,750	1,003,367
Purchases	(511,471)	(1,171,322)
Activity in held-to-maturity securities - maturities	263	2,361
Net increase in loans	(242,860)	(220,551)
Purchases of bank premises and equipment and other assets	(8,492)	(10,904)
Proceeds from sale of other assets	1,885	3,932

Net cash used in investing activities	(401,558)	(285,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(7,402)	98,578
Net increase (decrease) in interest-bearing deposits	(10,575)	11,023
Net increase in short-term borrowings	206,803	46,724
Common stock transactions:
Proceeds from stock issuances	1,519	627
Dividends paid	(16,191)	(22,973)

Net cash provided by financing activities	174,154	133,979

NET DECREASE IN CASH AND CASH EQUIVALENTS	(133,139)	(73,197)

CASH AND CASH EQUIVALENTS, beginning of period	360,739	250,836

CASH AND CASH EQUIVALENTS, end of period	$227,600	$177,639

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$2,988	$4,317
Federal income tax paid	17,386	17,205
Transfer of loans to foreclosed assets	1,610	422
Investment securities purchased but not settled	3,496	6,260

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of September 30, 2013, we had 60 financial centers across Texas, with eleven locations in Abilene, two locations in Cleburne, Stephenville and Granbury, three locations in San Angelo and Weatherford, and one location each in Acton, Albany, Aledo, Alvarado, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Mauriceville, Merkel, Midlothian, Mineral Wells, Moran, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Trent, Trophy Club, Vidor, Waxahachie, and Willow Park. Our trust subsidiary has seven locations which are located in Abilene, Fort Worth, Odessa, Orange, San Angelo, Stephenville and Sweetwater, all in Texas.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under SEC rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

Effective December 30, 2012, the Company consolidated its eleven bank charters into one charter. The Company cited regulatory, compliance and technology complexities and the opportunity for cost savings as its reason for making this change. The Company is operating the one charter as it previously did with eleven charters, with local management and board decisions to benefit the customers and communities it serves.

On October 26, 2011, the Company’s Board of Directors authorized the repurchase of up to 750,000 common shares through September 30, 2014. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through September 30, 2013, no shares have been repurchased under this authorization.

On April 24, 2012, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Formation to increase the number of authorized common shares to 80,000,000.

On May 31, 2013, the Company acquired 100% of the outstanding capital stock of Orange Savings Bank, SSB, a wholly-owned subsidiary of OSB Financial Services, Inc. The results of operations of Orange Savings Bank, SSB subsequent to the acquisition date are included in the consolidated earnings of the Company. See Note 10 for more information.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with the current or any prior evaluations.

Note 2 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2013 and 2012, were 31,970,405 and 31,484,375 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine months ended September 30, 2013 and 2012, were 31,722,272 and 31,476,715 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended September 30, 2013 and 2012, were 32,121,771 and 31,502,172 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2013 and 2012, were 31,853,294 and 31,486,707 shares, respectively.

Note 3 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $34,352,000 and $49,005,000 at September 30, 2013 and December 31, 2012, respectively, and have original maturities generally ranging from one to two years. Of these amounts, $31,437,000 and $44,776,000 are time deposits with balances greater than $100,000 at September 30, 2013 and December 31, 2012, respectively.

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

Fair values of securities are determined based on methodologies in accordance with current authoritative accounting guidance. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

When the fair value of a security is below its amortized cost, depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity, (ii) whether it is more likely than not that we will have to sell our securities prior to recovery and/or maturity, (iii) the length of time and extent to which the fair value has been less than amortized cost, and (iv) the financial condition of the issuer. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

The Company’s investment portfolio consists of U. S. Treasury securities, obligations of U. S. government sponsored-enterprises and agencies, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third party pricing services to assist in valuing its investment securities. The Company reviews the prices supplied by the independent pricing services as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with pricing matrices. The Company validates quarterly, on a sample basis, prices supplied by the independent pricing services by comparison to prices obtained from other third party sources.

A summary of available-for-sale and held-to-maturity securities follows (in thousands):

	September 30, 2013
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$142,944	$1,684	$(14)	$144,614
Obligations of states and political subdivisions	960,624	26,321	(14,767)	972,178
Corporate bonds and other	106,551	3,578	—	110,129
Residential mortgage-backed securities	632,621	14,960	(7,492)	640,089
Commercial mortgage-backed securities	112,702	—	(4,409)	108,293

Total securities available-for-sale	$1,955,442	$46,543	$(26,682)	$1,975,303

Securities held-to-maturity:
Obligations of states and political subdivisions	$525	$3	$—	$528
Residential mortgage-backed securities	273	9	—	282

Total debt securities held-to-maturity	$798	$12	$—	$810

	December 31, 2012
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Securities available-for-sale:
U. S. Treasury securities	$6,042	$48	$—	$6,090
Obligations of U.S. government sponsored-enterprises and agencies	219,420	4,060	—	223,480
Obligations of states and political subdivisions	786,278	57,541	(129)	843,690
Corporate bonds and other	117,244	6,020	(73)	123,191
Residential mortgage-backed securities	564,434	23,285	(443)	587,276
Commercial mortgage-backed securities	33,819	1,739	(250)	35,308

Total securities available-for-sale	$1,727,237	$92,693	$(895)	$1,819,035

Securities held-to-maturity:
Obligations of states and political subdivisions	$735	$7	$—	$742
Residential mortgage-backed securities	294	11	—	305
Commercial mortgage-backed securities	32	1	—	33

Total debt securities held-to-maturity	$1,061	$19	$—	$1,080

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2013, were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of debt securities at September 30, 2013, by contractual and expected maturity, are shown below (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost Basis	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
Due within one year	$82,447	$83,490	$525	$528
Due after one year through five years	533,039	547,624	—	—
Due after five years through ten years	536,830	539,843	—	—
Due after ten years	57,803	55,964	—	—
Mortgage-backed securities	745,323	748,382	273	282

Total	$1,955,442	$1,975,303	$798	$810

The following tables disclose, as of September 30, 2013 and December 31, 2012, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or longer (in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of U.S. government sponsored-enterprises and agencies	$10,941	$14	$—	$—	$10,941	$14
Obligations of states and political subdivisions	382,840	14,767	—	—	382,840	14,767
Residential mortgage-backed securities	164,166	7,412	8,220	80	172,386	7,492
Commercial mortgage-backed securities	108,293	4,409	—	—	108,293	4,409

Total	$666,240	$26,602	$8,220	$80	$674,460	$26,682

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$36,480	$129	$—	$—	$36,480	$129
Residential mortgage-backed securities	17,344	401	3,574	42	20,918	443
Commercial mortgage-backed securities	12,453	250	—	—	12,453	250
Corporate bonds and other	4,994	73	—	—	4,994	73

Total	$71,271	$853	$3,574	$42	$74,845	$895

The number of investment positions in an unrealized loss position totaled 528 at September 30, 2013. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making the determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2013 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. On occasion, we sell certain securities prior to maturity to reposition our securities on the interest rate curve or to take advantage of shifts in interest rates. These sales result in gains/losses on sale of available-for-sale securities but do not change our overall intent to not sell our securities or our belief that we do not have to sell our securities prior to recovery and/or maturity as discussed in the prior sentences. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at approximately $1,061,307,000 at September 30, 2013, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended September 30, 2013 and 2012, sales of investment securities that were classified as available-for-sale totaled $50,065,000 and $45,129,000, respectively. Gross realized gains from securities sales and calls during the third quarter of 2013 and 2012 totaled $1,114,000 and $1,522,000, respectively. Gross realized losses from securities sales and calls during the third quarter of 2013 and 2012 totaled $1,222,000 and $43,000, respectively. During the nine months ended September 30, 2013 and 2012, sales of investment securities that were classified as available-for-sale totaled $121,420,000 and $114,090,000, respectively. Gross realized gains from securities sales and calls during the nine-month periods ended September 30, 2013 and 2012 totaled $1,371,000 and $2,250,000, respectively. Gross realized losses from securities sales and calls during the nine-month periods ended September 30, 2013 and 2012 totaled $1,224,000 and $44,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

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

The Company has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a annual basis and makes changes as appropriate. Management receives and reviews monthly reports related to loan originations, quality, concentrations, delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geographic location.

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

Real estate loans are also subject to underwriting standards and processes similar to commercial and agricultural loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location within Texas. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. Generally, real estate loans are owner occupied which further reduces the Company’s risk.

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

The allowance for loan losses is an amount management believes is appropriate to absorb probable losses that have been incurred on existing loans as of the balance sheet date based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans; (ii) a general reserve determined in accordance with current authoritative accounting guidance that considers historical loss rates; and (iii) qualitative reserves determined in accordance with current authoritative accounting guidance based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss on a particular loan. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including, without limitations, unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This qualitative reserve serves to compensate for additional areas of uncertainty inherent in our portfolio that are not reflected in our historic loss factors.

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan provisions and reductions in income. Additionally, bank regulatory agencies periodically review our allowance for loan losses and methodology and could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2013 and 2012, and December 31, 2012, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of September 30, 2013 and 2012, and December 31, 2012, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

The Company originates certain mortgage loans for sale in the secondary market. Accordingly, these loans are classified as held for sale and are carried at the lower of cost or fair value on an aggregate basis. Loans held for sale totaled $5,724,000, $10,034,000 and $11,457,000, at September 30, 2013 and 2012 and December 31, 2012, respectively, in which the carrying amounts approximate fair value. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first three to six months, or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their fair value was initially based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonable forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at September 30, 2013 was $2,954,000 compared to a contractual balance of $4,218,000. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Major classifications of loans held for investment are as follows (in thousands):

	September 30,		December 31,
	2013	2012	2012
Commercial	$571,973	$482,655	$509,609
Agricultural	66,758	63,148	68,306
Real estate	1,640,308	1,191,088	1,226,823
Consumer	330,046	256,929	272,428

Total loans held for investment	$2,609,085	$1,993,820	$2,077,166

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	September 30,		December 31,
	2013	2012	2012
Non-accrual loans*	$22,809	$24,283	$21,800
Loans still accruing and past due 90 days or more	54	69	97
Restructured loans**	—	—	—

Total	$22,863	$24,352	$21,897

*	Includes $2,954,000 of purchased credit impaired loans as of September 30, 2013. There were no purchased credit impaired loan balances in prior periods.
**	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

September 30, 2013		September 30, 2012		December 31, 2012
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$22,809	$4,605	$24,283	$6,093	$21,800	$6,010

The average recorded investment in impaired loans for the three and nine months ended September 30, 2013 and the year ended December 31, 2012 was approximately $23,768,000, $22,530,000 and $24,025,000, respectively. The Company had $28,535,000, $30,725,000 and $25,462,000 in non-accrual, past due 90 days still accruing and restructured loans and foreclosed assets at September 30, 2013 and 2012, and December 31, 2012, respectively. Non-accrual loans totaled $22,809,000, $24,283,000 and $21,800,000 at September 30, 2013 and 2012, and December 31, 2012, respectively, and consisted of the following amounts by type (in thousands):

	September 30,		December 31, 2012
	2013	2012
Commercial	$1,986	$2,890	$2,251
Agricultural	97	401	372
Real estate	20,036	20,673	18,698
Consumer	690	319	479

Total	$22,809	$24,283	$21,800

No additional funds are committed to be advanced in connection with impaired loans.

The Company’s impaired loans and related allowance as of September 30, 2013 and 2012, and December 31, 2012, are summarized in the following table (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

September 30, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three- month Average Recorded Investment
Commercial	$2,545	$701	$1,285	$1,986	$710	$1,779	$2,113
Agricultural	105	91	6	97	6	104	99
Real Estate	25,085	4,290	15,746	20,036	3,628	19,985	20,757
Consumer	824	212	478	690	261	662	799

Total	$28,559	$5,294	$17,515	$22,809	$4,605	$22,530	$23,768

*	Includes $2,954,000 of purchased credit impaired loans.

September 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three- month Average Recorded Investment
Commercial	$3,568	$63	$2,827	$2,890	$1,488	$3,943	$3,728
Agricultural	408	—	401	401	130	455	416
Real Estate	24,866	3,049	17,624	20,673	4,341	21,537	20,686
Consumer	363	30	289	319	134	344	320

Total	$29,205	$3,142	$21,141	$24,283	$6,093	$26,279	$25,150

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment
Commercial	$2,677	$20	$2,231	$2,251	$1,350	$2,966
Agricultural	381	—	372	372	131	437
Real Estate	22,569	2,049	16,649	18,698	4,356	20,164
Consumer	543	115	364	479	173	458

Total	$26,170	$2,184	$19,616	$21,800	$6,010	$24,025

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $384,000 during the year ended December 31, 2012. Such amounts for the three-month and nine-month periods ended September 30, 2013 and 2012 were not significant.

From a credit risk standpoint, the Company classifies its loans in one of four categories: (i) pass, (ii) special mention, (iii) substandard, or (iv) doubtful. Loans classified as loss are charged-off.

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on our credits as part of our on-going monitoring of the credit quality of our loan portfolio. Ratings are adjusted to reflect the degree of risk and loss that are felt to be inherent in each credit as of each reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

At September 30, 2013 and December 31, 2012, the following summarizes the Company’s internal ratings of its loans held for investment (in thousands):

September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$558,196	$3,282	$10,279	$216	$571,973
Agricultural	66,084	259	411	4	66,758
Real Estate	1,574,973	19,715	45,454	166	1,640,308
Consumer	328,164	673	1,197	12	330,046

Total	$2,527,417	$23,929	$57,341	$398	$2,609,085

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$498,188	$2,193	$9,198	$30	$509,609
Agricultural	64,397	342	3,559	8	68,306
Real Estate	1,176,330	14,680	35,673	140	1,226,823
Consumer	271,114	382	911	21	272,428

Total	$2,010,029	$17,597	$49,341	$199	$2,077,166

At September 30, 2013 and December 31, 2012, the Company’s past due loans are as follows (in thousands):

September 30, 2013	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$5,016	$667	$372	$6,055	$565,918	$571,973	$—
Agricultural	332	39	—	371	66,387	66,758	—
Real Estate	12,976	676	1,409	15,061	1,625,247	1,640,308	8
Consumer	2,099	527	160	2,786	327,260	330,046	46

Total	$20,423	$1,909	$1,941	$24,273	$2,584,812	$2,609,085	$54

December 31, 2012	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$1,708	$470	$247	$2,425	$507,184	$509,609	$—
Agricultural	467	95	—	562	67,744	68,306	—
Real Estate	10,141	2,711	1,237	14,089	1,212,734	1,226,823	34
Consumer	1,660	287	163	2,110	270,318	272,428	63

Total	$13,976	$3,563	$1,647	$19,186	$2,057,980	$2,077,166	$97

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of September 30, 2013 and 2012, and December 31, 2012, is presented below. Management has evaluated the appropriateness of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	September 30,		December 31, 2012
	2013	2012
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$4,605	$6,093	$6,010
Remaining portfolio	30,195	28,839	28,829

Total allowance for loan losses	$34,800	$34,932	$34,839

The following table details the allowance for loan losses at September 30, 2013 and December 31, 2012 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at September 30, 2013 or December 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2013	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$2,698	$131	$6,932	$391	$10,152
Loans collectively evaluated for impairment	4,315	287	18,362	1,684	24,648

Total	$7,013	$418	$25,294	$2,075	$34,800

December 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$3,253	$388	$8,380	$308	$12,329
Loans collectively evaluated for impairment	4,090	1,153	15,683	1,584	22,510

Total	$7,343	$1,541	$24,063	$1,892	$34,839

Changes in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

Three months ended September 30, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,736	$1,493	$23,902	$1,968	$34,099
Provision for loan losses	354	(999)	1,644	350	1,349
Recoveries	141	10	42	104	297
Charge-offs	(218)	(86)	(294)	(347)	(945)

Ending balance	$7,013	$418	$25,294	$2,075	$34,800

Three months ended September 30, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$8,556	$1,253	$23,294	$1,644	$34,747
Provision for loan losses	(1,088)	491	1,200	184	787
Recoveries	42	14	325	81	462
Charge-offs	(60)	—	(845)	(159)	(1,064)

Ending balance	$7,450	$1,758	$23,974	$1,750	$34,932

Nine months ended September 30, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,343	$1,541	$24,063	$1,892	$34,839
Provision for loan losses	(77)	(1,056)	3,035	680	2,582
Recoveries	329	29	95	266	719
Charge-offs	(582)	(96)	(1,899)	(763)	(3,340)

Ending balance	$7,013	$418	$25,294	$2,075	$34,800

Nine months ended September 30, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$9,664	$1,482	$21,533	$1,636	$34,315
Provision for loan losses	(1,935)	294	4,040	443	2,842
Recoveries	195	35	502	279	1,011
Charge-offs	(474)	(53)	(2,101)	(608)	(3,236)

Ending balance	$7,450	$1,758	$23,974	$1,750	$34,932

The Company’s recorded investment in loans as of September 30, 2013 and December 31, 2012 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $2,954,000 at September 30, 2013 are included in loans individually evaluated for impairment. There were no purchased credit impaired loans at December 31, 2012.

September 30, 2013	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$13,777	$674	$65,335	$1,882	$81,668
Loans collectively evaluated for impairment	558,196	66,084	1,574,973	328,164	2,527,417

Total	$571,973	$66,758	$1,640,308	$330,046	$2,609,085

December 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$11,421	$3,909	$50,493	$1,314	$67,137
Loans collectively evaluated for impairment	498,188	64,397	1,176,330	271,114	2,010,029

Total	$509,609	$68,306	$1,226,823	$272,428	$2,077,166

The Company’s loans that were modified in the three and nine months ended September 30, 2013 and 2012 and considered a troubled debt restructuring are as follows (in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	—	$—	$—	3	$218	$218
Agricultural	—	—	—	1	24	24
Real Estate	—	—	—	8	3,779	3,779
Consumer	4	86	86	5	123	123

Total	4	$86	$86	17	$4,144	$4,144

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	2	$9	$9	11	$796	$796
Agricultural	—	—	—	5	354	354
Real Estate	4	1,093	1,093	31	8,761	8,761
Consumer	—	—	—	1	19	19

Total	6	$1,102	$1,102	48	$9,930	$9,930

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$—	$—	$218	$—
Agricultural	—	—	—	—	24	—
Real Estate	—	—	—	420	350	3,009
Consumer	—	82	4	—	119	4

Total	$—	$82	$4	$420	$711	$3,013

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$9	$508	$120	$168
Agricultural	—	—	—	243	15	95
Real Estate	—	717	376	935	1,825	6,002
Consumer	—	—	—	—	19	—

Total	$—	$717	$385	$1,686	$1,979	$6,265

During the three and nine month periods ended September 30, 2013, one and six loans, respectively, totaling $71,000 and $316,000, respectively, that had been modified as a troubled debt restructured loan within the previous 12 months defaulted on the modified loan. During the three and nine months ended September 30, 2012, two loans totaling $221,000 that had been modified as a troubled debt restructured loan within the previous 12 months defaulted on the modified loan. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. The loans are as follows (dollars in thousands):

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number	Balance	Number	Balance
Commercial	1	$71	6	$316
Agriculture	—	—	—	—
Real Estate	—	—	—	—
Consumer	—	—	—	—

Total	1	$71	6	$316

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number	Balance	Number	Balance
Commercial	2	$221	2	$221
Agriculture	—	—	—	—
Real Estate	—	—	—	—
Consumer	—	—	—	—

Total	2	$221	2	$221

As of September 30, 2013, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At September 30, 2013, approximately $1,461,000,000 in loans held by the bank were subject to blanket liens as security for this line of credit. At September 30, 2013, $161,146,000 in advances were outstanding and $53,600,000 in letters of credit were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our bank.

Note 5 - Income Taxes

Income tax expense was $6,121,000 for the third quarter of 2013 as compared to $6,828,000 for the same period in 2012. The Company’s effective tax rates on pretax income were 23.83% and 25.64% for the third quarter of 2013 and 2012, respectively. Income tax expense was $18,723,000 for the nine months ended September 30, 2013 as compared to $19,028,000 for the same period in 2012. The Company’s effective tax rates on pretax income were 24.52% and 25.39% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and Texas state taxes.

Note 6 - Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. At September 30, 2013, no stock options had been granted in 2013. No options were granted in 2012. On October 22, 2013, the Company granted 197,500 shares in incentive stock options to its employees. The Company recorded stock option expense totaling approximately $88,000 and $78,000 for the three-month periods ended September 30, 2013 and 2012, respectively. The Company recorded stock option expense totaling approximately $264,000 and $251,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

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

Net periodic benefit costs totaling $208,000 and $185,000 were recorded, respectively, for the three months ended September 30, 2013 and 2012. Net periodic benefit costs totaling $623,000 and $555,000 were recorded, respectively, for the nine months ended September 30, 2013 and 2012.

Note 8 - Recently Issued Authoritative Accounting Guidance

In 2011 and 2013, the Financial Accounting Standards Board (the “FASB”) amended its authoritative guidance related to offsetting assets and liabilities to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements, reverse sales, repurchase agreements and securities borrowing/lending arrangements and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. The new guidance was effective for annual and interim periods beginning on January 1, 2013, and did not have a significant impact on the Company’s financial statements.

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

There were no transfers between Level 2 and Level 3 during the three and nine months ended September 30, 2013 or 2012.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored-enterprises and agencies	$—	$144,614	$—	$144,614
Obligations of states and political subdivisions	18,025	954,153	—	972,178
Corporate bonds	—	106,096	—	106,096
Residential mortgage-backed securities	44,936	595,153	—	640,089
Commercial mortgage-backed securities	—	108,293	—	108,293
Other securities	4,033	—	—	4,033

Total	$66,994	$1,908,309	$—	$1,975,303

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2013:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, or Level 3 input based on the discounting of the collateral. At September 30, 2013, impaired loans with a carrying value of $22,809,000 were reduced by specific valuation reserves totaling $4,605,000 resulting in a net fair value of $18,204,000.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At September 30, 2013, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2013 and 2012 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended September 30,
	2013	2012
Carrying value of other real estate owned prior to re-measurement	$238	$3,140
Write-downs included in gain (loss) on sale of other real estate owned	(65)	(125)

Fair value	$173	$3,015

	Nine Months Ended September 30,
	2013	2012
Carrying value of other real estate owned prior to re-measurement	$2,065	$4,993
Write-downs included in gain (loss) on sale of other real estate owned	(369)	(661)

Fair value	$1,696	$4,332

At September 30, 2013 and 2012, and December 31, 2012, other real estate owned totaled $5,490,000, $6,300,000 and $3,505,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at September 30, 2013 and December 31, 2012, were as follows (in thousands):

	September 30,		December 31,
	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$164,666	$164,666	$207,018	$207,018	Level 1

Federal funds sold	14,300	14,300	14,045	14,045	Level 1

Interest-bearing deposits in banks	48,634	48,634	139,676	139,676	Level 1

Interest-bearing time deposits in banks	34,352	34,526	49,005	49,288	Level 2

Available-for-sale securities	1,975,303	1,975,303	1,819,035	1,819,035	Levels 1 and 2

Held-to-maturity securities	798	810	1,061	1,080	Level 2

Loans	2,580,009	2,593,923	2,053,784	2,081,091	Level 3

Accrued interest receivable	22,421	22,421	23,122	23,122	Level 2

Deposits with stated maturities	681,236	683,548	637,040	638,227	Level 2

Deposits with no stated maturities	3,319,321	3,319,321	2,995,544	2,995,544	Level 1

Short term borrowings	466,500	466,500	259,697	259,697	Level 2

Accrued interest payable	314	314	287	287	Level 2

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

The primary purpose of the acquisition was to expand the Company’s market share along Interstate Highway 10 in Southeast Texas. Factors that contributed to a purchase price resulting in goodwill include Orange Savings Bank, SSB’s historic record of earnings, strong local economic environment and opportunity for growth. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing June 1, 2013.

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

Orange Savings Bank, SSB has branches in Orange, Vidor, Mauriceville, Port Arthur and Newton, all located east of Houston, Texas.

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

Introduction

As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges. Our primary source of funding for our loans and investments are deposits held by our subsidiary bank. Our largest expenses are interest on these deposits, salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

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

Consolidation of Bank Charters

Effective December 30, 2012, the Company consolidated its eleven bank charters into one charter. The Company cited regulatory, compliance and technology complexities and the opportunity for cost savings as its reason for making this change. The Company is operating the one charter as it previously did with eleven charters, with local management and board decisions to benefit the customers and communities it serves.

Results of Operations

Performance Summary. Net earnings for the third quarter of 2013 were $19.56 million compared to $19.80 million for the same period in 2012, or a 1.20% decrease over the same period in 2012. Included in noninterest expense in the third quarter of 2013 were technology contract termination and conversion costs totaling $3.40 million, before income tax, related to the Company’s recent acquisition of Orange Savings Bank, SSB.

Basic earnings per share for the third quarter of 2013 were $0.61 compared to $0.63 for the same quarter last year. The return on average assets was 1.56% for the third quarter of 2013, as compared to 1.84% for the same quarter of 2012. The return on average equity was 13.64% for the third quarter of 2013 as compared to 14.53% for the same quarter of 2012.

Net earnings for the nine-month period ended September 30, 2013 were $57.63 million compared to $55.91 million for the same period in 2012, or a 3.08% increase over the same period in 2012.

Basic earnings per share for the first nine months of 2013 were $1.82 compared to $1.78 for the same period last year. The return on average assets was 1.64% for the first nine months of 2013, as compared to 1.78% for the same period of 2012. The return on average equity was 13.53% for the first nine months of 2013 as compared to 14.12% for the same period of 2012.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $49.85 million for the third quarter of 2013, as compared to $42.86 million for the same period last year. The increase in 2013 compared to 2012 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $648.19 million for the third quarter of 2013 over the same period in 2012. Average tax exempt securities and average loans increased $147.90 million and $668.46 million, respectively, for the third quarter of 2013 over the third quarter of 2012. Average interest bearing liabilities increased $559.23 million for the third quarter of 2013, as compared to the same period in 2012. The yield on earning assets decreased 2 basis points during the third quarter of 2013, whereas the rate paid on interest-bearing liabilities decreased 3 basis points in the third quarter of 2013 primarily due to the effects of lower interest rates.

Tax-equivalent net interest income was $137.83 million for the first nine months of 2013, as compared to $126.84 million for the same period last year. The increase in 2013 compared to 2012 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $461.62 million for the first nine months of 2013 over the same period in 2012. Average tax exempt securities and average loans increased $148.16 million and $491.39 million, respectively, for the first nine months of 2013 over the third quarter of 2012. Average interest bearing liabilities increased $323.83 million for the first nine months period of 2013, as compared to the same period in 2012. The yield on earning assets decreased 16 basis points during the first nine months of 2013, whereas the rate paid on interest-bearing liabilities decreased eight basis points in the first nine months of 2013 primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012			Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate

Short-term investments	$(91)	$15	$(76)	$(218)	$(1)	$(219)
Taxable investment securities	(736)	(613)	(1,349)	(2,828)	(2,852)	(5,680)
Tax-exempt investment securities(1)	1,842	(314)	1,528	5,777	(2,600)	3,177
Loans(1)(2)	8,986	(2,106)	6,880	20,161	(7,504)	12,657

Interest income	10,001	(3,018)	6,983	22,892	(12,957)	9,935

Interest-bearing deposits	191	(247)	(56)	349	(1,477)	(1,128)
Short-term borrowings	38	14	52	79	—	79

Interest expense	229	(233)	(4)	428	(1,477)	(1,049)

Net interest income	$9,772	$(2,785)	$6,987	$22,464	$(11,480)	$10,984

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the third quarter of 2013 was 4.25%, a decrease of one basis point from the same period in 2012. The net interest margin for the nine months ended September 30, 2013 was 4.21%, a decrease of eleven basis points from the same period in 2012. The target Federal funds rate was reduced to a range of zero to 25 basis points in December 2008. The low level of interest rates has reduced the yields on our short-term investments and investment securities as the proceeds from maturing investment securities have been invested at much lower rates. We have been able to partially mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing rates paid on interest bearing liabilities. We expect interest rates to remain at the current low levels until at least 2015 as announced by the Federal Reserve, which will continue to place pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended September 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments(1)	$63,045	$109	0.76%	$120,802	$186	0.76%
Taxable investment securities(2)	1,011,050	6,130	2.43	1,121,465	7,480	2.67
Tax-exempt investment securities(2)(3)	943,623	11,441	4.85	795,727	9,912	4.98
Loans(3)(4)	2,636,253	33,333	5.02	1,967,789	26,452	5.35

Total earning assets	4,653,971	51,013	4.35%	4,005,783	44,030	4.37%
Cash and due from banks	127,800			113,932
Bank premises and equipment, net	94,864			80,571
Other assets	48,988			42,868
Goodwill and other intangible assets, net	97,297			72,022
Allowance for loan losses	(34,428)			(35,014)

Total assets	$4,988,492			$4,280,162

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,631,862	$1,038	0.16%	$2,240,977	$1,094	0.19%
Short-term borrowings	457,914	126	0.11	289,568	74	0.10

Total interest-bearing liabilities	3,089,776	1,164	0.15%	2,530,545	1,168	0.18%
Noninterest-bearing deposits	1,292,491			1,149,529
Other liabilities	37,091			57,823

Total liabilities	4,419,358			3,737,897
Shareholders’ equity	569,134			542,265

Total liabilities and shareholders’ equity	$4,988,492			$4,280,162

Net interest income		$49,849			$42,862

Rate Analysis:
Interest income/earning assets			4.35%			4.37%
Interest expense/earning assets			0.10			0.11

Net yield on earning assets			4.25%			4.26%

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments(1)	$88,475	$404	0.65%	$130,832	$624	0.69%
Taxable investment securities(2)	1,038,679	18,818	2.42	1,174,249	24,498	2.78
Tax-exempt investment securities(2)(3)	895,778	32,327	4.81	747,614	29,150	5.20
Loans(3)(4)	2,359,216	89,291	5.06	1,867,829	76,633	5.48

Total earning assets	4,382,148	140,840	4.30%	3,920,524	130,905	4.46%
Cash and due from banks	126,198			117,850
Bank premises and equipment, net	90,147			79,409
Other assets	47,821			47,641
Goodwill and other intangible assets, net	83,319			72,060
Allowance for loan losses	(34,552)			(34,725)

Total assets	$4,695,081			$4,202,759

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,453,370	$2,758	0.15%	$2,251,221	$3,887	0.23%
Short-term borrowings	378,775	256	0.09	257,090	176	0.09

Total interest-bearing liabilities	2,832,145	3,014	0.14%	2,508,311	4,063	0.22%
Noninterest-bearing deposits	1,245,434			1,110,845
Other liabilities	47,939			54,605

Total liabilities	4,125,518			3,673,761
Shareholders’ equity	569,563			528,998

Total liabilities and shareholders’ equity	$4,695,081			$4,202,759

Net interest income		$137,826			$126,842

Rate Analysis:
Interest income/earning assets			4.30%			4.46%
Interest expense/earning assets			0.09			0.14

Net yield on earning assets			4.21%			4.32%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the third quarter of 2013 was $17.08 million, an increase of $1.58 million over the same period in 2012. Trust fees increased $415 thousand, real estate mortgage operations increased $513 thousand, service charges on deposit accounts increased $461 thousand and ATM, interchange and credit card fees increased $637 thousand. The increase in trust fees reflects an increase in fees from mineral management as well as assets under management over the prior year from both market value growth and growth in assets managed. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheet, totaled $3.20 billion at September 30, 2013 as compared to $2.75 billion for the same date in 2012. Real estate mortgage income increased primarily due to a stronger housing market and increased market share. The increase in service charges on deposit accounts and ATM, interchange and credit card fees is primarily a result of an increase in the number of accounts and from our Orange acquisition.

Offsetting these increases was a loss on sale of available-for-sale securities of $108,000 for the third quarter of 2013 compared to a gain of $1.5 million for the same period in 2012.

Noninterest income for the nine month period ended September 30, 2013 was $46.26 million, an increase of $4.00 million over the same period in 2012. Trust fees increased $1.04 million, real estate mortgage operations increased $1.39 million, service charges on deposit accounts increased $748 thousand and ATM, interchange and credit card fees increased $1.09 million. The increase in trust fees reflects an increase in fees from mineral management as well as assets under management over the prior year from both market value growth and growth in assets managed. Real estate mortgage income increased primarily due to a stronger housing market and increased market share. The increase in service charges on deposit accounts and ATM, interchange and credit card fees is primarily a result of an increase in the number of accounts and from our Orange acquisition.

Offsetting these increases was a gain on sale of available-for-sale securities of $147,000 for the first nine months of 2013 compared to a gain of $2.2 million for the same period of 2012.

Table 3 - Noninterest Income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012

Trust fees	$4,138	$415	$3,723	$11,884	$1,036	$10,848
Service charges on deposit accounts	4,798	461	4,337	13,009	748	12,261
ATM, interchange and credit card fees	4,404	637	3,767	12,315	1,089	11,226
Real estate mortgage operations	2,008	513	1,495	5,149	1,386	3,763
Net gain (loss) on sale of available-for-sale securities	(108)	(1,587)	1,479	147	(2,059)	2,206
Net (loss) on sale of foreclosed assets	36	142	(106)	(263)	249	(512)

Other:
Check printing fees	71	17	54	170	22	148
Safe deposit rental fees	116	22	94	393	34	359
Credit life and debt protection fees	52	(46)	98	146	(34)	180
Brokerage commissions	217	172	45	511	413	98
Interest on loan recoveries	104	19	85	410	164	246
Gain on sale of assets	9	41	(32)	117	(86)	203
Miscellaneous income	1,230	770	460	2,272	1,037	1,235

Total other	1,799	995	804	4,019	1,550	2,469

Total Noninterest Income	$17,075	$1,576	$15,499	$46,260	$3,999	$42,261

Noninterest Expense. Total noninterest expense for the third quarter of 2013 was $35.53 million, an increase of $8.33 million, or 30.63%, as compared to the same period in 2012. An important measure in determining whether a financial institution effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the third quarter of 2013 was 53.10%, compared to 46.61% from the same period in 2012.

Salaries and employee benefits for the third quarter of 2013 totaled $17.50 million, an increase of $2.66 million compared to 2012. The increase was largely the result of our Orange acquisition in addition to additional employees to staff new branches, annual pay increases and an increase in health care expenses.

All other categories of noninterest expense for the third quarter of 2013 totaled $18.03 million, an increase of $5.68 million, or 45.92%, as compared to the same period in 2012. Included in noninterest expense in the third quarter of 2013 were technology contract termination and conversion costs totaling $3.40 million related to the Orange acquisition. Other categories of noninterest expense with increases included professional and service fees, net occupancy expense and equipment expense, all resulting from our Orange acquisition.

Total noninterest expense for the first nine months of 2013 was $92.92 million, an increase of $12.50 million, or 15.55%, as compared to the same period in 2012. Our efficiency ratio for the first nine months of 2013 was 50.47%, compared to 47.55% from the same period in 2012.

Salaries and employee benefits for the first nine months of 2013 totaled $48.83 million, an increase of $5.57 million compared to 2012. The increase was largely the result of our Orange acquisition in addition to additional employees to staff new branches, annual pay increases and an increase in health care expenses.

All other categories of noninterest expense for the first nine months of 2013 totaled $44.09 million, an increase of $6.93 million, or 18.66%, as compared to the same period in 2012. Included in noninterest expense in the third quarter of 2013 were technology contract termination and conversion costs totaling $3.40 million related to the Orange acquisition. Other categories of noninterest expense with increases included professional and service fees, net occupancy expense and equipment expense, all resulting from our Orange acquisition.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012

Salaries	$13,166	$1,901	$11,265	$36,685	$3,600	$33,085
Medical	1,323	454	869	3,617	1,112	2,505
Profit sharing	1,477	134	1,343	3,738	468	3,270
Pension	208	23	185	623	68	555
401(k) match expense	365	23	342	1,122	81	1,041
Payroll taxes	874	111	763	2,782	226	2,556
Stock option expense	88	10	78	264	13	251

Total salaries and employee benefits	17,501	2,656	14,845	48,831	5,568	43,263

Net occupancy expense	2,164	358	1,806	5,995	709	5,286
Equipment expense	2,490	221	2,269	7,146	625	6,521
FDIC assessment fees	640	77	563	1,781	126	1,655
ATM, interchange and credit card expense	1,474	157	1,317	4,161	144	4,017
Professional and service fees	1,363	525	838	3,198	935	2,263
Printing, stationery and supplies	534	66	468	1,504	21	1,483
Amortization of intangible assets	77	39	38	120	—	120

Other:
Data processing fees	64	(22)	86	182	(8)	190
Postage	395	40	355	1,113	66	1,047
Advertising	699	157	542	1,860	241	1,619
Correspondent bank service charges	250	30	220	674	38	636
Telephone	587	183	404	1,426	250	1,176
Public relations and business development	546	90	456	1,479	206	1,273
Directors’ fees	202	37	165	642	75	567
Audit and accounting fees	406	51	355	1,174	149	1,025
Legal fees	174	38	136	527	(94)	621
Regulatory exam fees	224	(38)	262	618	(166)	784
Travel	305	112	193	700	133	567
Courier expense	192	(1)	193	570	(10)	580
Operational and other losses	485	341	144	836	(28)	864
Other real estate	126	(18)	144	378	(44)	422
Other miscellaneous expense	4,636	3,232	1,404	8,002	3,566	4,436

Total other	9,291	4,232	5,059	20,181	4,374	15,807

Total Noninterest Expense	$35,534	$8,331	$27,203	$92,917	$12,502	$80,415

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of September 30, 2013, total loans held for investment were $2.61 billion, an increase of $531.92 million, as compared to December 31, 2012. As compared to December 31, 2012, commercial loans increased $62.36 million, agricultural loans decreased $1.55 million, real estate loans increased $413.49 million, and consumer loans increased $57.62 million. Loans averaged $2.64 billion during the third quarter of 2013, an increase of $668.46 million from the prior year third quarter average balances. Loans averaged $2.36 billion during the nine month period of 2013, an increase of $491.39 million from the same period average balances of 2012.

Table 5 - Composition of Loans (in thousands):

	September 30,		December 31,
	2013	2012	2012

Commercial	$571,973	$482,655	$509,609
Agricultural	66,758	63,148	68,306
Real estate	1,640,308	1,191,088	1,226,823
Consumer	330,046	256,929	272,428

Total loans held for investment	$2,609,085	$1,993,820	$2,077,166

At September 30, 2013, our real estate loans represent approximately 62.87% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 45.85%, (ii) commercial real estate loans of 26.38%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 16.98%, (iv) residential development and construction loans of 6.69%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 4.10%.

Loans held for sale, consisting of mortgage loans, totaled $5.72 million, $10.03 million and $11.46 million at September 30, 2013 and 2012, and December 31, 2012, respectively, in which the carrying amounts exceed fair value.

Asset Quality. Our loan portfolios are subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by federal bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days still accruing and restructured loans plus foreclosed assets, were $28.54 million at September 30, 2013, as compared to $30.73 million at September 30, 2012 and $25.46 million at December 31, 2012. As a percent of loans and foreclosed assets, these assets were 1.09% at September 30, 2013, as compared to 1.53% at September 30, 2012 and 1.22% at December 31, 2012. As a percent of total assets, these assets were 0.56% at September 30, 2013 as compared to 0.71% at September 30, 2012 and 0.57% at December 31, 2012. The continued levels of these nonperforming assets are the result of ongoing weakness in the real estate markets and the national economy. We believe the level of these assets to be manageable at September 30, 2013.

Table 6 - Non-accrual Loans, Loans Still Accruing and Past Due 90 Days or More, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	September 30,		December 31,
	2013	2012	2012

Non-accrual loans*	$22,809	$24,283	$21,800
Loans still accruing and past due 90 days or more	54	69	97
Restructured loans**	—	—	—
Foreclosed assets	5,672	6,373	3,565

Total	$28,535	$30,725	$25,462

As a % of loans and foreclosed assets	1.09%	1.53%	1.22%
As a % of total assets	0.56%	0.71%	0.57%

*	Includes $2.95 million of purchased credit impaired loans as of September 30, 2013. There were no purchased credit impaired loan balances in prior periods.
**	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans.

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

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 4 to our notes to consolidated financial statements (unaudited). The provision for loan losses was $1.35 million for the third quarter of 2013, as compared to $787 thousand for the third quarter of 2012. The provision for loan losses was $2.58 million for first nine months of 2013, as compared to $2.84 million for the same period in 2012. The continued provision for loan losses in 2013 and 2012 reflects the growth in loans and levels of nonperforming assets. However, the general stability of our balances in non-accrual loans and reductions in net charge-offs enabled the Company to not significantly increase its provisions in 2013 due to the overall loan growth. As a percent of average loans, net loan charge-offs were 0.10% for the third quarter of 2013 compared to 0.12% during the third quarter of 2012. As a percent of average loans, net loan charge-offs were 0.15% for the first nine months of 2013 compared to 0.16% for the same period of 2012. The allowance for loan losses as a percent of loans was 1.33% as of September 30, 2013, as compared to 1.67% as of December 31, 2012 and 1.74% as of September 30, 2012. The decrease in the allowance for loan losses percentage at September 30, 2013 is due to the purchase accounting effect of recording the loans purchased in the Orange acquisition at fair value with no allowance for loan loss. Included in Table 7 is further analysis of our allowance for loan losses compared to charge-offs.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Allowance for loan losses at period end	$34,800	$34,932	$34,800	$34,932

Loans held for investment at period end	2,609,085	1,993,820	2,609,085	1,993,820
Average loans for period	2,636,253	1,967,789	2,359,216	1,867,829

Net charge-offs/average loans (annualized)	0.10%	0.12%	0.15%	0.16%
Allowance for loan losses/period-end loans	1.33%	1.74%	1.33%	1.74%
Allowance for loan losses/nonaccrual loans, past due 90 days still accruing and restructured loans	152.21%	143.45%	152.21%	143.45%

The ratio of our allowance to non-accrual, past due 90 days still accruing and restructured loans has generally trended downward since 2007, as the economic conditions worsened. Although the ratio has declined from prior years when net charge-offs and non-performing asset levels were historically low, management believes the allowance for loan losses is appropriate at September 30, 2013 in spite of these trends.

Interest-Bearing Deposits and Time Deposits in Banks. At September 30, 2013, our interest-bearing deposits and time deposits were $82.99 million compared with $93.14 million and $188.68 million as of September 30, 2012 and December 31, 2012, respectively. At September 30, 2013, interest-bearing deposits and time deposits in banks included $34.35 million invested in FDIC-insured certificates of deposit, and $48.34 million maintained at the Federal Reserve Bank of Dallas. Interest-bearing deposits in banks results from several factors including cash flows from maturing investment securities, growth in deposits and fluctuating deposits from larger depository customers.

Available-for-Sale and Held-to-Maturity Securities. At September 30, 2013, securities with an amortized cost of $798 thousand were classified as securities held-to-maturity and securities with a fair value of $1.98 billion were classified as securities available-for-sale. As compared to December 31, 2012, the available-for-sale portfolio, carried at fair value, at September 30, 2013, reflected (i) a decrease of $84.96 million in U.S. Treasury securities and obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $128.49 million in obligations of states and political subdivisions, (iii) a decrease of $13.06 million in corporate and other bonds, and (iv) an increase of $125.80 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

See note 3 to consolidated financial statements (unaudited) for additional disclosures related to the maturities and fair values of the investment portfolio at September 30, 2013 and December 31, 2012.

Table 8 - Maturities and Yields of Available-for-Sale and Held-to-Maturity Securities Held at September 30, 2013 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Obligations of U.S. government sponsored-enterprises and agencies	$36,153	2.02%	$108,461	1.30%	$—	—%	$—	—%	$144,614	1.48%
Obligations of states and political subdivisions	34,633	4.31	346,190	4.55	535,391	5.43	55,964	5.69	972,178	5.10
Corporate bonds and other securities	12,704	4.45	92,973	2.26	4,452	7.36	—	—	110,129	2.71
Mortgage-backed securities	10,404	4.65	419,545	2.90	278,266	2.41	40,167	2.68	748,382	2.73

Total	$93,894	3.49%	$967,169	3.25%	$818,109	4.41%	$96,131	4.43%	$1,975,303	3.80%

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Held-to-Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$525	7.97%	$—	—%	$—	—%	$—	—%	$525	7.97%
Mortgage-backed securities	12	6.41	238	2.43	23	1.87	—	—	273	2.57

Total	$537	7.93%	$238	2.43%	$23	1.87%	$—	—%	$798	6.12%

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the sooner of maturity date or call date.

As of September 30, 2013, the investment portfolio had an overall tax equivalent yield of 3.77%, a weighted average life of 5.25 years and modified duration of 4.54 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $4.00 billion as of September 30, 2013, as compared to $3.44 billion as of September 30, 2012. Table 9 provides a breakdown of average deposits and rates paid for the three and nine month periods ended September 30, 2013 and 2012.

Table 9 - Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended September 30,
	2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,292,491	—%	$1,149,529	—%

Interest-bearing deposits
Interest-bearing checking	1,145,687	0.13	894,796	0.11
Savings and money market accounts	789,311	0.06	650,954	0.08
Time deposits under $100,000	298,815	0.25	268,981	0.42
Time deposits of $100,000 or more	398,049	0.34	426,246	0.39

Total interest-bearing deposits	2,631,862	0.16%	2,240,977	0.19%

Total average deposits	$3,924,353		$3,390,506

	Nine Months Ended September 30,
	2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,245,434	—%	$1,110,845	—%

Interest-bearing deposits
Interest-bearing checking	1,062,035	0.11	886,797	0.12
Savings and money market accounts	733,626	0.06	641,581	0.12
Time deposits under $100,000	286,240	0.26	295,424	0.46
Time deposits of $100,000 or more	371,469	0.34	427,419	0.48

Total interest-bearing deposits	2,453,370	0.15%	2,251,221	0.23%

Total average deposits	$3,698,804		$3,362,066

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the Federal Home Loan Bank of Dallas (FHLB) of $466.50 million and $248.50 million at September 30, 2013 and 2012, respectively. Securities sold under repurchase agreements are generally with significant customers that require short-term liquidity for their funds which we pledge our securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $457.91 million and $266.30 million in the third quarter of 2013 and 2012, respectively. The average rate paid on these short-term borrowings was 0.11% and 0.10% for the third quarter of 2013 and 2012, respectively. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $378.77 million and $249.30 million in the first nine months of 2013 and 2012, respectively. The average rates paid on these short-term borrowings were 0.09% and 0.09% for the first nine months of 2013 and 2012, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $568.24 million, or 11.20% of total assets at September 30, 2013, as compared to $549.91 million, or 12.76% of total assets, at September 30, 2012. Included in shareholders’ equity at September 30, 2013 and September 30, 2012, were $12.91 million and $62.34 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the third quarter of 2013, total shareholders’ equity averaged $569.13 million, or 11.41% of average assets, as compared to $542.26 million, or 12.67% of average assets, during the same period in 2012. For the nine months ended September 30, 2013, total shareholders’ equity was $569.56 million, or 12.13% of total assets, at September 30, 2013, as compared to $529.00 million, or 12.59% of total assets, during the same period in 2012.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums to be designated “well capitalized” for total risk-based, Tier 1 risk based and leverage ratios are 10.00%, 6.00% and 5.00%, respectively. As of September 30, 2013, our total risk-based, Tier 1 risk based and leverage capital ratios were 16.49%, 15.37% and 9.77%, respectively, as compared to total risk-based, Tier 1 risk based and leverage capital ratios of 18.92%, 17.66% and 10.49% as of September 30, 2012. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

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

As of September 30, 2013, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 0.89% and 1.86%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in net interest income of 1.79% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of September 30, 2013 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and re-pricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary banks. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks and sales of securities under agreements to repurchase, which amounted to $305.35 million at September 30, 2013, and an unfunded $25.0 million line of credit established with Frost Bank which was renewed on June 30, 2013 and matures on June 30, 2015 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $100.0 million. At September 30, 2013, there was no balance outstanding on these federal funds purchased lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $843.10 million, at September 30, 2013, secured by portions of their loan portfolios and certain investment securities. At September 30, 2013, $161.15 million in advances were outstanding and $53.60 million in letters of credit were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our bank.

The Company renewed its loan agreement, effective June 30, 2013, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2015, interest is paid quarterly at Wall Street Journal Prime, and the line of credit matures June 30, 2015. If a balance exists at June 30, 2015, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. Management believes the Company was in compliance with the financial and operational covenants at September 30, 2013. There was no outstanding balance under the line of credit as of September 30, 2013, or December 31, 2012.

In addition, we anticipate that future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and interest-bearing deposits in banks which totaled $52.25 million at September 30, 2013, investment securities which totaled $11.68 million which matures over 10 to 17 years, available dividends from our subsidiaries which totaled $68.55 million at September 30, 2013, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary bank may also be used as a source of funding for these potential acquisitions or expansions.

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

Table 10 - Commitments as of September 30, 2013 (in thousands):

Total Notional Amounts Committed

Unfunded lines of credit	$478,726
Unfunded commitments to extend credit	150,425
Standby letters of credit	29,760

Total commercial commitments	$658,911

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends to shareholders, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by dividends from our subsidiaries and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2013, approximately $68.55 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $15.40 million and $14.55 million for the three-month periods ended September 30, 2013 and 2012, respectively. Our subsidiaries paid aggregate dividends of $30.80 million and $43.05 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of between 40% and 55% of net earnings while maintaining adequate capital to support growth. The cash dividend payout ratios have amounted to 42.52% and 41.67% of net earnings, respectively, for the first nine months of 2013 and the same period in 2012. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of September 30, 2013.

There were no significant changes in our internal controls over financial reporting or other factors during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, these internal controls.

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

FIRST FINANCIAL BANKSHARES, INC.

Date: October 29, 2013	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: October 29, 2013	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer