Form 10-K
period 2013-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2014-02-21
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $1.69 billion.

As of February 21, 2014, there were 31,999,043 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the proxy statement for our 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

i

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited, to those listed in “Item 1A-Risk Factors” and the following:

•	general economic conditions, including our local, state and national real estate markets and employment trends;

•	volatility and disruption in national and international financial markets;

•	government intervention in the U. S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the capital ratios of Basel III as adopted by the federal banking authorities;

•	political instability;

•	the ability of the Federal government to deal with the slowdown of the national economy and the fiscal cliff;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”);

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to attract deposits;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of our operations, including branch openings, new product offerings and expansion into new markets;

•	changes in our compensation and benefit plans; and

•	acts of God or of war or terrorism.

Such forward-looking statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

General

First Financial Bankshares, Inc., a Texas corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Federal Reserve Board, as well as several other bank regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. Up to December 30, 2012, we owned eleven banks, a trust company, a technology operating company, and an insurance agency, all organized and located in Texas. Effective December 30, 2012, we consolidated our eleven bank charters into our Abilene bank charter, First Financial Bank, National Association, to reduce certain operating costs and make more efficient our technology and compliance operations. In addition, on May 31, 2013, we acquired Orange Savings Bank, SSB and merged Orange Savings Bank, SSB with and into our subsidiary bank. As of December 31, 2013, our subsidiaries are:

•	First Financial Bank, National Association, Abilene, Texas;

•	First Technology Services, Inc., Abilene, Texas;

•	First Financial Trust & Asset Management Company, National Association, Abilene, Texas; and

•	First Financial Insurance Agency, Inc., Abilene, Texas.

Through our subsidiaries, we conduct full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of December 31, 2013, we had 60 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Stephenville, and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Mauriceville, Merkel, Midlothian, Mineral Wells, Moran, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Trent, Trophy Club, Vidor, Waxahachie, and Willow Park, all in Texas.

Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Although we consolidated our bank charters into one charter effective December 30, 2012, we continue to operate as twelve bank regions (effective May 31, 2013, we added our twelfth region in Orange, Texas) with local advisory boards of directors, local bank region presidents and local decision-making. We have consolidated many of the backroom operations, such as investment securities, accounting, check processing, technology and employee benefits, which improves our efficiency and frees management of our bank regions to concentrate on serving the banking needs of their local communities. We call this our “one bank, twelve regions” concept.

In the past, we have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 26.1 million residents, Texas has more people than any other state except California. The population of Texas grew 19.7% from 2002-2012 according to the U.S. Census Bureau. Many of the communities in which we operate are growing faster than the statewide average, as shown below:

Population Growth 2002-2012*

Bridgeport and Wise County	24.6%	Weatherford, Willow Park, Aledo and Parker County	29.6%
Fort Worth and Tarrant County	25.8%
Cleburne and Johnson County	31.8%	Stephenville and Erath County	22.6%
Granbury and Hood County	31.8%	*Source: U.S. Census Bureau

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

Over the years, we have grown in three ways: by growing internally, by opening new branch locations and by acquiring other banks. Since 1997, we have completed twelve bank acquisitions and have increased our total assets from $1.57 billion to $5.22 billion. We have also established a trust and asset management company and a technology services company, both of which operate as subsidiaries of First Financial Bankshares, Inc. Looking ahead, we intend to continue to grow organically by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, so we can provide more convenient service to our customers, and we are actively pursuing acquisition opportunities by calling on banks that we are interested in possibly acquiring.

When targeting a bank for acquisition, the subject bank generally needs to be located in the type of community that fits our profile, which is well managed and profitable. We like growing communities with good amenities—schools, infrastructure, commerce and lifestyle. We prefer non-metropolitan markets, either around Dallas/Fort Worth, Houston, San Antonio or Austin or along the Interstate 35, 45, 10 and 20 corridors in Texas. We might also consider the acquisition of banks in East Texas or the Texas Hill Country area. Banks between $100 million and $1.0 billion in asset size fit our “sweet spot” for acquisition, but we will consider banks that are larger or smaller, or that are in other areas of Texas if we believe they would be a good fit for our Company.

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

In particular, we assist our subsidiaries with, among other things, decisions concerning major capital expenditures, employee fringe benefits, including retirement plans and group medical coverage, dividend policies, and appointment of officers and directors, including advisory directors, and their compensation. We also perform, through corporate staff groups or by outsourcing to third parties, internal audits, compliance oversight and loan reviews of our subsidiaries. We provide advice and specialized services for our bank regions related to lending, investing, purchasing, advertising, public relations, and computer services.

We evaluate various potential financial institution acquisition opportunities and approve potential locations for new branch offices. We anticipate that funding for any acquisitions or expansions would be provided from our existing cash balances, available dividends from our subsidiaries, utilization of available lines of credit and future debt or equity offerings.

Services Offered by Our Subsidiaries

Our subsidiary bank is a separate legal entity that operates under the day-to-day management of its board of directors and officers. Our twelve bank regions operating under our subsidiary bank each have separate advisory boards that make recommendations and provide assistance to regional management of the bank regarding the operations of their respective region. Each of our bank regions provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, remote deposit capture, internet banking, mobile banking, payroll cards, transmitting funds, and performing other customary commercial banking services. We also conduct full service trust activities through First Financial Trust & Asset Management Company, National Association, our trust company. Through our trust company, we offer personal trust services, which include the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. In addition, we provide securities brokerage services through arrangements with an unrelated third party in our Abilene, San Angelo and Weatherford bank regions.

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

Employees

Including all of our subsidiaries, we employed approximately 1,100 full-time equivalent employees at December 31, 2013. Our management believes that our employee relations have been and will continue to be good.

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies, financial holding companies and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the deposit insurance fund (the “DIF”) of the Federal Deposit Insurance Corporation, or the FDIC. The following information describes particular laws and regulatory provisions relating to financial holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on our business and the business of our subsidiaries.

Bank Holding Companies and Financial Holding Companies

Historically, the activities of bank holding companies were limited to the business of banking and activities closely related or incidental to banking. Bank holding companies were generally prohibited from acquiring control of any company that was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. The Gramm-Leach-Bliley Act, which took effect on March 12, 2000, dismantled many Depression-era restrictions against affiliations between banking, securities and insurance firms by permitting bank holding companies to engage in a broader range of financial activities, so long as certain safeguards are observed. Specifically, bank holding companies may elect to become “financial holding companies” that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. Thus, with the enactment of the Gramm-Leach-Bliley Act, banks, security firms and insurance companies find it easier to acquire or affiliate with each other and cross-sell financial products. The Gramm-Leach-Bliley Act permits a single financial services organization to offer a more complete array of financial products and services than historically was permitted.

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

Under the BHCA, the Company must obtain the prior approval of the Federal Reserve Board, or acting under delegated authority, the Federal Reserve Bank of Dallas before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

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

Deposit Insurance Coverage and Assessments

Our subsidiary bank is a member of the FDIC. Through the DIF, the FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions up to applicable limits (currently, $250,000 per depositor).

Our subsidiary bank must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. As of December 31, 2013, the assessment rate for our subsidiary bank was at the lowest risk-based premium available, which was 5.00% of the assessment base per annum.

In addition, the FDIC can impose special assessments to cover shortages in the DIF. The FDIC required insured depository institutions to prepay on December 30, 2009 their estimated quarterly assessments for 2010, 2011 and 2012, including a three basis point increase in premium rates for 2011 and 2012. (The three basis point increase was later cancelled under the Restoration Plan described below.) The Company’s prepayment amount on December 31, 2009 totaled $11.60 million in the aggregate and was expensed based on quarterly assessment calculations. In June 2013, the unused portion of our prepaid assessment totaling $3.72 million was refunded by FDIC to our subsidiary bank.

In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the Restoration Plan, the FDIC did not institute the uniform three-basis point increase in assessment rates scheduled to take place on January 1, 2011 and maintained the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act requires the FDIC to offset the effect of increasing the reserve ratio on institutions with total consolidated assets of less than $10 billion, such as the Company.

As required by the Dodd-Frank Act, the FDIC also revised the deposit insurance assessment system, effective April 1, 2011, to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period as opposed to solely bank deposits at an institution. This base assessment change necessitated that the FDIC adjust the assessment rates to ensure that the revenue collected under the new assessment system will approximately equal that under the existing assessment system.

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

The Federal Reserve Board, the OCC and the FDIC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends to the extent net income is sufficient to cover both cash dividends and a rate of earnings retention consistent with capital needs, asset quality and overall financial condition. Further, the Federal Reserve Board’s policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. In addition, the Federal Reserve Board has indicated that each bank holding company should carefully review its dividend policy, and has discouraged payment ratios that are at maximum allowable levels, which is the maximum dividend amount that may be issued and allow the company to still maintain its target Tier 1 capital ratio, unless both asset quality and capital are very strong.

To pay dividends, our subsidiaries must maintain adequate capital above regulatory guidelines. Under federal law, our subsidiary bank cannot pay a dividend if, after paying the dividend, the bank would be “undercapitalized.” In addition, if the FDIC believes that a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the FDIC may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The FDIC and the OCC have each indicated paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice.

National banks are required by federal law to obtain the prior approval of the OCC in order to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). Prior to December 30, 2012, First Financial Bank, Hereford and First Financial Bank, Huntsville, as Texas state banking associations, could not pay a dividend that would reduce its capital and surplus without the prior approval of the Banking Department.

Our subsidiaries paid aggregate dividends of approximately $64.20 million in 2013 and approximately $58.35 million in 2012. Under the dividend restrictions discussed above, as of December 31, 2013, our subsidiaries could have declared in the aggregate additional dividends of approximately $57.46 million from retained net profits, without obtaining regulatory approvals.

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

Loans to Directors, Executive Officers and Principal Shareholders

The authority of our subsidiary bank to extend credit to our directors, executive officers and principal shareholders, including their immediate family members, corporations and other entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans our subsidiary bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans our subsidiary bank makes to directors and other insiders must satisfy the following requirements:

•	the loans must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with us or our subsidiary bank;

•	the subsidiary bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with us or our subsidiary bank; and

•	the loans must not involve a greater than normal risk of non-payment or include other features not favorable to our subsidiary bank.

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

Capital

Bank Holding Companies and Financial Holding Companies. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and financial holding companies. Under these guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The ratio of total capital to risk weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) must be a minimum of eight percent. At least half of the total capital is to be composed of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill, which is collectively referred to as Tier 1 Capital. The remainder of total capital may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. These guidelines will change over the next several years as the new Basel III rules are implemented. See “New Capital Adequacy Requirements under Basel III” below.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill and core deposit intangibles). As of December 31, 2013, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 15.82%; (2) Total Capital to Risk-Weighted Assets Ratio, 16.92%; and (3) Tier 1 Capital Leverage Ratio, 9.84%.

Banks. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established five capital tiers with respect to depository institutions: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a “well-capitalized” institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be “adequately capitalized,” it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be “undercapitalized,” it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution’s composite rating is 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be “significantly undercapitalized,” it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be “critically undercapitalized,” it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take “prompt corrective action” against depository institutions that do not meet minimum capital requirements. The various regulatory agencies, including the OCC, have adopted substantially similar regulations that define the five categories identified by FDICIA, using the total risk-based capital, Tier 1 risk based capital and Tier 1 leverage ratios as relevant capital measures. Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2013.

The Dodd-Frank Act requires the FDIC to establish minimum leverage and risk-based capital requirements to apply to insured depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness practices.

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

New Capital Adequacy Requirements Under Basel III

On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and our subsidiary bank. The Basel III Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.

The Basel III Rules include new risk-based and leverage capital ratio requirements which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and our subsidiary bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

The Basel III Rules will also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including our subsidiary bank, if their capital levels do not meet certain thresholds. These revisions are to be effective January 1, 2015. The prompt corrective action rules will be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).

The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

In addition, the final rule includes certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out out of the onerous requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. Overall, the rule provides some important concessions for smaller, less complex financial institutions.

The Basel III Rules generally become effective beginning January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Basel III Rules will also have phase-in periods. The Company must comply with the final Basel III Rules beginning on January 1, 2015.

Our Support of Our Subsidiaries

Under Federal Reserve Board policy, we are expected to commit resources to act as a source of strength to support each of our subsidiaries. The Dodd-Frank Act codified this policy as a statutory requirement. This support may be required at times when, absent such Federal Reserve Board policy, we would not otherwise be required to provide it. In addition, any loans we make to our subsidiaries would be subordinate in right of payment to deposits and to other indebtedness of our subsidiaries. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and be subject to a priority of payment.

Under the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC (either as a result of the default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default) our other subsidiaries may be assessed for the FDIC’s loss.

Safe and Sound Banking Practices.

Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.

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

The Federal Deposit Insurance Act, or FDIA, requires that the FDIC review (1) any merger or consolidation by or with an insured bank, or (2) any establishment of branches by an insured bank. Additionally, the Banking Department accepts applications for interstate merger and branching transactions, subject to certain limitations on ages of the banks to be acquired and the total amount of deposits within the state a bank or financial holding company may control. Since our primary service area is Texas, we do not expect that the ability to operate in other states will have any material impact on our growth strategy. We may, however, face increased competition from out-of-state banks that branch or make acquisitions in our primary markets in Texas.

Community Reinvestment Act of 1977

The Community Reinvestment Act of 1977, or CRA, subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other depository facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. These ratings are “Outstanding,” “Satisfactory,” “Needs Improvement” and “Substantial Non-Compliance.” Institutions with ratings lower than “Satisfactory” may be restricted from engaging in the aforementioned activities. We believe our subsidiary bank has taken and takes significant actions to comply with the CRA, and received a “satisfactory” rating in its most recent review by federal regulators with respect to its compliance with the CRA.

Monitoring and Reporting Suspicious Activity

Under the Bank Secrecy Act, or BSA, we are required to monitor and report unusual or suspicious account activity that might signify money laundering, tax evasion or other criminal activities, as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. The BSA is sometimes referred to as an “anti-money laundering” law (“AML”). Several AML acts, including provisions in Title III of the USA PATRIOT Act of 2001, have been enacted up to the present to amend the BSA. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

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

In addition, under the USA PATRIOT Act, the Secretary of the U.S. Department of the Treasury, or Treasury, has adopted rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the Gramm-Leach-Bliley Act that are discussed below. Finally, under the regulations of the Office of Foreign Asset Control, or OFAC, we are required to monitor and block transactions with certain “specially designated nationals” who OFAC has determined pose a risk to U.S. national security.

Incentive Compensation

In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. The proposed rule would (i) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation; (ii) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iii) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institutions; and (iv) require annual reports on incentive compensation structures to the institution’s appropriate federal regulator. The comment period to the proposed rule ended on March 31, 2011. As of the date of this document, the final rule has not yet been published by these regulators.

In addition, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the Securities and Exchange Commission (“SEC”) to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Consumer Financial Protection Bureau

The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits the state attorney general to enforce compliance with both the state and federal laws and regulations.

The CFPB has already finalized rules relating to, among other things, remittance transfers under the Electronic Fund Transfer Act, which requires companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. These new rules became effective in October 2013. The CFPB has also amended certain rules under Regulation C relating to home mortgage disclosure to reflect a change in the asset-size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amend the Truth in Lending Act (Regulation Z). Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer’s ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014.

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

Concentrated Commercial Real Estate Lending Regulations

The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

UDAP and UDAAP

Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP, which have been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.

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

Regulatory Reform and Legislation

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or our subsidiaries could have a material effect on the Company’s business, financial condition and results of operations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act, which was enacted in July 2010, effected a fundamental restructuring of federal banking regulation. In addition to those provisions discussed above, among the Dodd-Frank Act provisions that have affected us are the following:

•	creation of a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms;

•	elimination of the federal statutory prohibition against the payment of interest on business checking accounts;

•	prohibition on state-chartered banks engaging in derivatives transactions unless the loans to one borrower of the state in which the bank is chartered takes into consideration credit exposure to derivative transactions. For this purpose, derivative transactions include any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodity securities, currencies, interest or other rates, indices or other assets;

•	requirement that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.24 per transaction. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks; and

•	restrictions under the Volcker Rule of the Company’s ability to engage in proprietary trading and to invest in, sponsor and engage in certain types of transactions with certain private funds. The Company has until July 15, 2015 to fully conform to the Volcker Rules restrictions.

Many of the Dodd-Frank Act’s provisions are still subject to the final rulemaking by federal banking agencies, and the implication of the Dodd-Frank Act for the Company’s business will depend to a large extent on how such rules are adopted and implemented. The Company’s management continues to review actively the provisions of the Dodd–Frank Act and assess its probable impact on its business, financial condition, and results of operations.

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

Our network of bank regions is concentrated in Texas, primarily in the Central, North Central, Southeast and Western regions of the state. Most of our customers and revenue are derived from this area. These economies include dynamic centers of higher education, agriculture, energy and natural resources, retail, military, healthcare, tourism, retirement living, manufacturing and distribution. Because we generally do not derive revenue or customers from other parts of the state or nation, our business and operations are dependent on economic conditions in this part of Texas. Any significant decline in one or more segments of the local economy could adversely affect our business, revenue, operations and properties.

Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, which could depress our net income and growth.

Our loan portfolio includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and, a slowdown in housing. If we see negative economic conditions develop in the United States as a whole or in the portions of Texas that we serve, we could experience higher delinquencies and loan charge-offs, which would reduce our net income and adversely affect our financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce our earnings and adversely affect our financial condition.

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

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we must rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.

The repeal of prohibitions on paying interest on demand deposits could increase our interest expense.

Effective July 2011, all federal prohibitions on financial institutions paying interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced and are considering offering interest on demand deposits to compete for customers. Our interest expense could increase and our net interest margin could decrease if we begin offering interest on demand deposits to maintain current customers or attract new customers, which could have a material adverse effect on our financial condition and results of operations.

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

During the past several years, the real estate housing market throughout the United States softened resulting in an industry-wide increase in borrowers unable to make their mortgage payments and increased foreclosure rates. In addition, government regulations related to mortgage lending has significantly increased complexity that has made qualifying customers for mortgages more difficult. Lenders in certain sections of the housing and mortgage markets were forced to close or limit their operations or seek additional capital. In response, financial institutions have tightened their underwriting standards, limiting the availability of sources of credit and liquidity. If the housing/real estate market continues to have problems in the future, there could be a prolonged decrease in the demand for our loans in the secondary market, adversely affecting our earnings.

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

We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in capital rules and to address relevant provisions of the Dodd-Frank Act.

The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increases capital ratios for all banking organizations and introduces a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We have the one-time option in the first quarter of 2015 to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculation. The Company is considering whether to opt-out in order to reduce the impact of market volatility on our regulatory capital levels. The final rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period.

The final rule becomes effective for us on January 1, 2015. We have conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013 and have determined that we meet all of these new requirements, including the full capital conservation buffer, as if these new requirements had been in effect on that date.

Although we currently cannot predict the specific impact and long-term effects that Basel III will have on our Company and the banking industry more generally, the Company will be required to maintain higher regulatory capital levels which could impact our operations, net income and ability to grow. Furthermore, the Company’s failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

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

We have historically paid the lowest premium rate available due to our sound financial position. In 2009, a special assessment ($1.4 million for the Company) was paid by the Company. Should bank failures continue to occur, FDIC premiums could increase or additional special assessments could be imposed. These increased premiums would have an adverse effect on our net income and results of operations.

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

The value of certain securities in our investment portfolio may be negatively affected by changes or disruptions in the market for these securities.

Our investment portfolio securities include obligations of, and mortgage-backed securities guaranteed by, government sponsored enterprises such as the Federal National Mortgage Association, referred to as Fannie Mae, the Government National Mortgage Association, referred to as Ginnie Mae, the Federal Home Loan Mortgage Corporation, referred to as Freddie Mac, and the Federal Home Loan Bank or otherwise backed by Federal Housing Administration or Veteran’s Administration guaranteed loans; however, volatility or illiquidity in financial markets may cause investment securities held within our investment portfolio to fall in value or become less liquid. The FRB’s actions to increase the money supply (sometimes referred to as quantitative easing) may be curtailed or ended which may cause a decline in the value of securities held by the Company. Uncertainty surrounding the credit risk associated with mortgage collateral or guarantors may cause material discrepancies in valuation estimates obtained from third parties. Volatile market conditions may reduce valuations due to the perception of heightened credit and liquidity risks in addition to interest rate risk typically associated with these securities. There can be no assurance that declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our results of operations, equity and capital ratios.

The downgrade of U.S. government securities by the credit rating agencies could have a material adverse effect on our operations, results of operations and financial condition.

The recent debates in Congress regarding the national debt ceiling, federal budget deficit concerns and overall weakness in the economy resulted in actual and threatened downgrades of United States government securities by the various major credit ratings agencies, including Standard and Poor’s and Fitch Ratings. While the federal banking agencies, including the Federal Reserve Board and the FDIC, have issued guidance indicating that, for risk-based capital purposes, the risk weights for United States Treasury securities and other securities issued or guaranteed by the United States government, government agencies and government-sponsored entities will not be affected by the downgrade, the downgrade of United States government securities by Standard and Poor’s and the possible future downgrade of the federal government’s credit rating by one or both of the other two major rating agencies (which has been forewarned by Fitch Ratings), could create uncertainty in the United States and global financial markets and cause other events which, directly or indirectly, could adversely affect our operations, results of operations and financial condition.

First Financial Bankshares, Inc. relies on dividends from its subsidiaries for most of its revenue.

First Financial Bankshares, Inc. is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends paid by its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on First Financial Bankshares, Inc. debt (if we had balances outstanding). Various federal and/or state laws and regulations limit the amount of dividends that our bank and trust subsidiaries may pay to First Financial Bankshares, Inc. In the event our subsidiaries are unable to pay dividends to First Financial Bankshares, Inc., First Financial Bankshares, Inc. may not be able to service debt or pay dividends on the Company’s common stock. The inability to receive dividends from our subsidiaries could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

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

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate our allowance for loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates depends upon the use of analytical and forecasting models. In addition, these models are used to calculate fair value of our assets and liabilities when we acquire other financial institutions. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2013, we had $97.48 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

We rely heavily on our management team, and the unexpected loss of key management may adversely affect our operations.

Our success to date has been strongly influenced by our ability to attract and to retain senior management experienced in banking in the markets we serve. Our ability to retain executive officers and the current management teams will continue to be important to the successful implementation of our strategies. We do not have employment agreements with these key employees other than executive agreements in the event of a change of control and a confidential information, non-solicitation and non-competition agreement related to our stock options. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

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

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends could also cause the Company’s stock price to decrease regardless of operational results.

Breakdowns in our internal controls and procedures could have an adverse effect on us.

We believe our internal control system as currently documented and functioning is adequate to provide reasonable assurance over our internal controls. Nevertheless, because of the inherent limitation in administering a cost effective control system, misstatements due to error or fraud may occur and not be detected. Breakdowns in our internal controls and procedures could occur in the future, and any such breakdowns could have an adverse effect on us. See “Item 9A—Controls and Procedures” for additional information.

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

The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues, including “hacking” and “identity theft.” Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, damage our reputation and inhibit current and potential customers from our Internet banking services. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing. We continue to investigate cost effective measures as well as insurance protection.

Furthermore, our customers could incorrectly blame the Company and terminate their accounts with the Company for a cyber-incident which occurred on their own system or with that of an unrelated third party. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.

Finally, on February 12, 2013, the Obama Administration released an executive order, Improving Critical Infrastructure Cybersecurity, referred to as the Executive Order, which is focused primarily on government actions to support critical infrastructure owners and operators in protecting their systems and networks from cyber threats. The Executive Order requires the development of risk-based cybersecurity standards, methodologies, procedures, and processes, a so-called “Cybersecurity Framework,” that can be used voluntarily by critical infrastructure companies to address cyber risks. The Executive Order also will steer certain private sector companies to comply voluntarily with the Cybersecurity Framework. It is unclear at this time what impact the Executive Order will have on our internet-based systems and online commerce security.

We are subject to claims and litigation pertaining to intellectual property.

We rely on technology companies to provide information technology products and services necessary to support our day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to us by its vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in litigation that could be expensive, time-consuming, disruptive to our operations, and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.

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

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease four spaces in buildings owned by First Financial Bank, National Association, Abilene totaling approximately 7,600 square feet. Our subsidiaries collectively own 53 banking facilities, some of which are detached drive-ins, and also lease 9 banking facilities and 16 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiaries’ requirements for the foreseeable future.

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

Record Holders

As of February 1, 2014, we had approximately 1,200 shareholders of record.

Dividends

See “Item 8—Financial Statements and Supplementary Data—Quarterly Results of Operations” for the frequency and amount of cash dividends paid by us. Also, see “Item 1—Business—Supervision and Regulation—Payment of Dividends” and “Item 7—Management’s Discussion and Analysis of the Financial Condition and Results of Operations—Liquidity—Dividends” for restrictions on our present or future ability to pay dividends, particularly those restrictions arising under federal and state banking laws.

Equity Compensation Plans

See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the SNL Bank Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $1 billion to $5 billion in total assets, for a five-year period (December 31, 2008 to December 31, 2013). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2008, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represent the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

First Financial Bankshares, Inc.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
First Financial Bankshares, Inc.	100.00	100.99	98.07	98.91	118.68	204.93
Russell 3000	100.00	128.34	150.07	151.61	176.49	235.71
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87
SNL Bank $5B-$10B Index	100.00	76.88	83.40	82.77	97.36	150.21

Source : SNL Financial LC, Charlottesville, VA

© 2014

www.snl.com

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates information required to be disclosed by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$176,369	$159,796	$160,021	$149,699	$146,445
Interest expense	4,088	5,112	8,024	13,528	17,274

Net interest income	172,281	154,684	151,997	136,171	129,171
Provision for loan losses	3,753	3,484	6,626	8,962	11,419
Noninterest income	62,052	57,209	51,438	49,478	48,598
Noninterest expense	126,012	109,049	104,624	98,256	94,000

Earnings before income taxes and extraordinary item	104,568	99,360	92,185	78,431	72,350
Income tax expense	25,700	25,135	23,816	20,068	18,553

Net earnings before extraordinary item	78,868	74,225	68,369	58,363	53,797
Extraordinary item	—	—	—	1,296	—

Net earnings	$78,868	$74,225	$68,369	$59,659	$53,797

Per Share Data:
Earnings per share, basic before extraordinary item	$2.48	$2.36	$2.17	$1.87	$1.72
Earnings per share, assuming dilution before extraordinary item	2.47	2.36	2.17	1.87	1.72
Earnings per share, basic	2.48	2.36	2.17	1.91	1.72
Earnings per share, assuming dilution	2.47	2.36	2.17	1.91	1.72
Cash dividends declared	1.03	0 .99	0.95	0.91	0.91
Book value at period-end	18.37	17.68	16.16	14.06	13.31
Earnings performance ratios:
Return on average assets	1.64%	1.75%	1.78%	1.75%	1.72%
Return on average equity	13.75	13.85	14.44	13.74	13.63
Summary Balance Sheet Data (Period-end):
Securities	$2,058,407	$1,820,096	$1,844,998	$1,546,242	$1,285,377
Loans	2,689,448	2,088,623	1,786,544	1,690,346	1,514,369
Total assets	5,222,208	4,502,012	4,120,531	3,776,367	3,279,456
Deposits	4,135,075	3,632,584	3,334,798	3,113,301	2,684,757
Total liabilities	4,634,561	3,945,049	3,611,994	3,334,679	2,863,754
Total shareholders’ equity	587,647	556,963	508,537	441,688	415,702
Asset quality ratios:
Allowance for loan losses/period-end loans	1.26%	1.67%	1.92%	1.84%	1.82%
Nonperforming assets/period-end loans plus foreclosed assets	1.16	1.22	1.64	1.53	1.46
Net charge offs/average loans	0.15	0.15	0.20	0.35	0.36
Capital ratios:
Average shareholders’ equity/average assets	11.95%	12.62%	12.30%	12.76%	12.63%
Leverage ratio (1)	9.84	10.60	10.33	10.28	10.69
Tier 1 risk-based capital (2)	15.82	17.43	17.49	17.01	17.73
Total risk-based capital (3)	16.92	18.68	18.74	18.26	18.99
Dividend payout ratio	41.62	41.99	43.57	47.58	52.63

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.
(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.
(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets plus allowance for loan losses to the extent allowed under regulatory guidelines by risk-adjusted assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2013 and 2012, and consolidated statements of earnings for the years 2011 through 2013 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.

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

At closing, Orange Savings Bank, SSB was merged into First Financial Bank, N.A., Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value of assets acquired by approximately $23.02 million and was recorded by the Company as goodwill.

Consolidation of Bank Charters

Effective December 30, 2012, the Company consolidated its eleven bank charters into one charter. The Company cited regulatory, compliance and technology complexities and the opportunity for cost savings as its reason for making this change. The Company operates the one charter as it previously did with eleven charters, with local management and board decisions to benefit the customers and communities it serves.

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

Results of Operations

Performance Summary. Net earnings for 2013 were $78.87 million, an increase of $4.64 million, or 6.26%, over net earnings for 2012 of $74.23 million. Net earnings for 2011 were $68.37 million. The increases in net earnings for 2013 over 2012 and 2012 over 2011 were primarily attributable to growth in net interest income and noninterest income.

On a basic net earnings per share basis, net earnings were $2.48 for 2013 as compared to $2.36 for 2012 and $2.17 for 2011. The return on average assets was 1.64% for 2013 as compared to 1.75% for 2012 and 1.78% for 2011. The return on average equity was 13.75% for 2013 as compared to 13.85% for 2012 and 14.44% for 2011.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $189.00 million in 2013 as compared to $169.32 million in 2012 and $164.85 million in 2011. The increase in 2013 compared to 2012 was largely attributable to an increase in the volume of earning assets. Average earning assets were $4.48 billion in 2013, as compared to $3.95 billion in 2012 and $3.57 billion in 2011. Average earning assets increased $525.62 million in 2013 with increases in all categories of earning assets, except for short-term investments and taxable investment securities. The yield on earning assets decreased ten basis points in 2013, whereas the rate paid on interest-bearing liabilities decreased six basis points. The increase in 2012 compared to 2011 also resulted from an increase in the volume of earnings assets and from the decrease in the rates paid on interest-bearing liabilities.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1—Changes in Interest Income and Interest Expense (in thousands):

	2013 Compared to 2012			2012 Compared to 2011
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$(327)	$81	$(246)	$(369)	$(97)	$(466)
Taxable investment securities	(2,525)	(3,288)	(5,813)	1,451	(7,854)	(6,403)
Tax-exempt investment securities (1)	7,613	(2,519)	5,094	11,259	(6,185)	5,074
Loans (1) (2)	28,236	(8,612)	19,624	11,342	(7,985)	3,357

Interest income	32,997	(14,338)	18,659	23,683	(22,121)	1,562

Interest-bearing deposits	559	(1,727)	(1,168)	323	(3,268)	(2,945)
Short-term borrowings	129	15	144	65	(31)	34

Interest expense	688	(1,712)	(1,024)	388	(3,299)	(2,911)

Net interest income	$32,309	$(12,626)	$19,683	$23,295	$(18,822)	$4,473

(1)	Computed on tax-equivalent basis assuming marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2011 through 2013. The net interest margin in 2013 was 4.22%, a decrease of six basis points from 2012 which also decreased an additional 34 basis points from 2011. The decrease in our net interest margin in 2013 was largely the result of the extended period of historically low levels of short-term interest rates. The Federal funds rate remained at zero to 0.25% during 2011 to 2013. We have been able to somewhat mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing rates paid on interest bearing liabilities. We expect interest rates to remain at the current low levels until 2015 as announced by the Federal Reserve Board which will continue to place pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2—Average Balances and Average Yields and Rates (in thousands, except percentages):

	2013			2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$81,822	$509	0.62%	$134,588	$754	0.61%	$181,068	$1,221	0.69%
Taxable investment securities (2)	1,052,453	25,505	2.42	1,144,763	31,318	2.74	1,102,356	37,721	3.42
Tax-exempt investment securities (2)(3)	911,472	44,143	4.84	762,754	39,049	5.12	572,895	33,975	5.93
Loans (3)(4)	2,431,872	122,935	5.06	1,909,890	103,312	5.41	1,715,266	99,955	5.83

Total earning assets	4,477,619	193,092	4.31	3,951,995	174,433	4.41	3,571,585	172,872	4.84
Cash and due from banks	129,222			120,477			113,423
Bank premises and equipment, net	91,341			80,315			72,381
Other assets	49,084			47,891			51,870
Goodwill and other intangible assets, net	86,809			72,041			72,312
Allowance for loan losses	(34,815)			(34,802)			(33,244)

Total assets	$4,799,260			$4,237,917			$3,848,327

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,513,674	$3,709	0.15%	$2,255,239	$4,877	0.22%	$2,165,750	$7,822	0.36%
Short-term borrowings	400,545	379	0.09	258,863	235	0.09	196,230	202	0.10

Total interest-bearing liabilities	2,914,219	4,088	0.14	2,514,102	5,112	0.20	2,361,980	8,024	0.34
Noninterest-bearing deposits	1,266,135			1,132,862			973,588
Other liabilities	45,521			55,021			39,354

Total liabilities	4,225,875			3,701,985			3,374,922
Shareholders’ equity	573,385			535,932			473,405

Total liabilities and shareholders’ equity	$4,799,260			$4,237,917			$3,848,327

Net interest income		$189,004			$169,321			$164,848

Rate Analysis:
Interest income/earning assets			4.31%			4.41%			4.84%
Interest expense/earning assets			0.09			0.13			0.22

Net yield on earning assets			4.22%			4.28%			4.62%

(1)	Short-term investments are comprised of Fed Funds sold, interest bearing deposits in banks and interest bearing time deposits in banks.

(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for 2013 was $62.05 million, an increase of $4.84 million, or 8.47%, as compared to 2012. Increases in certain categories of noninterest income included (1) ATM, interchange and credit card fees of $1.56 million principally as a result of increased use of debit cards, (2) trust fees of $1.85 million, (3) real estate mortgage operations of $1.26 million and (4) service charges on deposit accounts of $853 thousand. Under the Dodd-Frank Act, the Federal Reserve Board was authorized to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. While the changes relate only to banks with assets greater than $10 billion, concern exists that the regulation will also impact our Company in the future. The increase in trust fees was primarily due to the growth in assets under management over the prior year as well as higher fees generated from oil and gas management. The fair value of our trust assets, which are not reflected in our consolidated balance sheets, totaled $3.36 billion at December 31, 2013 compared to $2.85 billion at December 31, 2012. The increases in income from real estate secondary market mortgage operations reflected a higher level of new home and home sale financing from additional resources devoted to expanding the Company’s mortgage loan operations although we experienced a decrease in such fees in the fourth quarter of 2013. The increase in service charges on deposit accounts was primarily due to our Orange acquisition and to an increase in the number of deposit accounts offset by changes in overdraft regulations. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve Board prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue.

These increases in noninterest income were offset by a decrease of $2.63 million in net gain on sale of available-for-sale securities when compared to amounts recorded in 2012.

Noninterest income for 2012 was $57.21 million, an increase of $5.77 million, or 11.22%, as compared to 2011. Increases in certain categories of noninterest income included (1) ATM, interchange and credit card fees of $1.60 million principally as a result of increased use of debit cards, (2) trust fees of $1.79 million, (3) real estate mortgage operations of $1.15 million and (4) the net gain on sale of available-for-sale securities of $2.28 million. The increase in trust fees was primarily due to the growth in assets under management over the prior year as well as higher fees generated from oil and gas management. The fair value of our trust assets, which are not reflected in our consolidated balance sheets, totaled $2.85 billion at December 31, 2012 compared to $2.43 billion at December 31, 2011. The increases in income from real estate mortgage operations reflected a higher level of refinancing activity due to the favorable interest rate environment and additional resources devoted to expanding the Company’s mortgage loan operations.

These increases in noninterest income were offset by a $996 thousand decrease in service charges on deposit accounts and a decrease of $690 thousand in net gains on sale of assets when compared to amounts recorded in 2011. The decrease in service charges on deposit accounts was primarily due to a reduction in customer use of overdraft services and changes in overdraft regulations. The reduction in gains on the sales of assets resulted from a $1.00 million gain recorded in 2011 relating to the sale of the former banking facilities in Cleburne and Southlake.

Table 3—Noninterest Income (in thousands):

	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Trust fees	$16,317	$1,853	$14,464	$1,793	$12,671
Service charges on deposit accounts	17,546	853	16,693	(996)	17,689
ATM, interchange and credit card fees	16,750	1,563	15,187	1,600	13,587
Real estate mortgage operations	6,349	1,255	5,094	1,151	3,943
Net gain on sale of available-for-sale securities	147	(2,625)	2,772	2,280	492
Net gain (loss) on sale of foreclosed assets	(152)	198	(350)	965	(1,315)
Other:
Check printing fees	229	24	205	(4)	209
Safe deposit rental fees	503	50	453	—	453
Credit life and debt protection fees	226	(3)	229	(17)	246
Brokerage commissions	697	519	178	(48)	226
Interest on loan recoveries	468	151	317	(281)	598
Gain on sales of assets, net	183	(24)	207	(690)	897
Miscellaneous income	2,789	1,029	1,760	18	1,742

Total other	5,095	1,746	3,349	(1,022)	4,371

Total Noninterest Income	$62,052	$4,843	$57,209	$5,771	$51,438

Noninterest Expense. Total noninterest expense for 2013 was $126.01 million, an increase of $16.96 million, or 15.56%, as compared to 2012. Noninterest expense for 2012 amounted to $109.05 million, an increase of $4.43 million, or 4.23%, as compared to 2011. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2013 was 50.19% compared to 48.14% for 2012, and 48.37% for 2011. The primary reason for the increase in 2013 was costs related to acquisitions and conversion for our Orange acquisition.

Salaries and employee benefits for 2013 totaled $66.53 million, an increase of $8.26 million, or 14.18%, as compared to 2012. The principal causes of this increase were (1) additional salaries from our Orange acquisition, (2) additional employees to staff new branches, (3) an increase in profit sharing expense, and (4) an increase in medical claims.

All other categories of noninterest expense for 2013 totaled $59.48 million, an increase of $8.70 million, or 17.14%, as compared to 2012. The increase in noninterest expense was largely the result of increases in other miscellaneous expense of $3.55 million, net occupancy expense of $1.02 million, professional and service fees of $1.10 million and equipment expense of $883 thousand. The increases in other miscellaneous expense and professional and service fees were largely attributable to IT termination and conversion costs associated with our Orange acquisition. The increases in net occupancy and equipment costs were likewise primarily from increased costs from our Orange acquisition.

Salaries and employee benefits for 2012 totaled $58.27 million, an increase of $2.01 million, or 3.58%, as compared to 2011. The principal causes of this increase were additional employees to staff new branches, increases in salaries and related payroll taxes and pension expense. The increase in salaries and related payroll taxes were largely the result of annual merit increases.

All other categories of noninterest expense for 2012 totaled $50.78 million, an increase of $2.41 million, or 4.99%, as compared to 2011. The increase in noninterest expense was largely the result of increases in ATM, interchange and credit card expenses of $530 thousand, net occupancy expense of $214 thousand, equipment expense of $990 thousand, software amortization and expense of $808 thousand and legal expense of $164 thousand. The increase in ATM, interchange and credit card expenses was largely the result of increased use of debit cards discussed above. The increases in net occupancy and equipment expenses were the result of the Company’s investment in several new branches. The software expense and legal expense increase was due primarily to costs related to combining the databases of our eleven charters into one charter. Partially offsetting these increases were a reduction in FDIC insurance premiums of $426 thousand, other real estate expense reduction of $532 thousand and reductions in several other categories of noninterest expense. The decrease in FDIC insurance premiums resulted from changes in the insurance assessment base and rates under the Dodd-Frank Act. The decrease in other real estate expense is a result of less foreclosure activities and other real estate held.

Table 4—Noninterest Expense (in thousands):

	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Salaries	$49,866	$5,374	$44,492	$1,825	$42,667
Medical	4,826	1,396	3,430	(217)	3,647
Profit sharing	5,686	975	4,711	23	4,688
Pension	556	(76)	632	278	354
401(k) match expense	1,560	177	1,383	78	1,305
Payroll taxes	3,624	337	3,287	119	3,168
Stock option expense	411	77	334	(93)	427

Total salaries and employee benefits	66,529	8,260	58,269	2,013	56,256

Net occupancy expense	8,095	1,019	7,076	214	6,862
Equipment expense	9,673	883	8,790	990	7,800
FDIC insurance premiums	2,418	198	2,220	(426)	2,646
ATM, interchange and credit card expenses	5,660	212	5,448	530	4,918
Professional and service fees	4,143	1,099	3,044	(188)	3,232
Printing, stationery and supplies	2,066	96	1,970	139	1,831
Amortization of intangible assets	197	48	149	(253)	402

Other:
Data processing fees	249	(7)	256	(241)	497
Postage	1,534	131	1,403	22	1,381
Advertising	2,774	551	2,223	121	2,102
Correspondent bank service charges	915	59	856	52	804
Telephone	2,067	513	1,554	69	1,485
Public relations and business development	2,059	305	1,754	39	1,715
Directors’ fees	867	98	769	13	756
Audit and accounting fees	1,719	326	1,393	47	1,346
Legal fees	725	(231)	956	164	792
Regulatory exam fees	825	(246)	1,071	122	949
Travel	993	218	775	80	695
Courier expense	732	(34)	766	108	658
Operational and other losses	1,353	237	1,116	52	1,064
Other real estate	525	12	513	(532)	1,045
Software amortization and expense	1,832	(336)	2,168	808	1,360
Other miscellaneous expense	8,062	3,552	4,510	482	4,028

Total other	27,231	5,148	22,083	1,406	20,677

Total Noninterest Expense	$126,012	$16,963	$109,049	$4,425	$104,624

Income Taxes. Income tax expense was $25.70 million for 2013 as compared to $25.14 million for 2012 and $23.82 million for 2011. Our effective tax rates on pretax income were 24.58%, 25.30%, and 25.84%, respectively, for the years 2013, 2012 and 2011. The effective tax rates differ from the statutory federal tax rate of 35.0% largely due to tax exempt interest income earned on certain investment securities and loans and the deductibility of dividends paid to our employee stock ownership plan.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for new home construction and owner-occupied commercial real estate. The structure of loans in the real estate mortgage classification generally provides repricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of December 31, 2013, total loans held for investment were $2.68 billion, an increase of $607.12 million, as compared to December 31, 2012. As compared to year-end 2012, real estate loans increased $451.69 million, commercial loans increased $87.12 million, agricultural loans increased $7.62 million and consumer loans increased $60.69 million. Loans averaged $2.43 billion during 2013, an increase of $521.98 million over the 2012 average balances.

Table 5—Composition of Loans (in thousands):

	December 31,
	2013	2012	2011	2010	2009
Commercial	$596,730	$509,609	$454,087	$442,377	$434,506
Agricultural	75,928	68,306	68,122	82,380	73,925
Real estate	1,678,514	1,226,823	1,041,396	962,366	826,123
Consumer	333,113	272,428	212,310	190,064	175,492

Total loans held-for-investment	$2,684,285	$2,077,166	$1,775,915	$1,677,187	$1,510,046

As of December 31, 2013, our real estate loans represent approximately 62.53% of our loan portfolio and are comprised of (i) commercial real estate loans of 29.94%, generally owner occupied, (ii) 1-4 family residence loans of 46.14%, (iii) residential development and construction loans of 6.34%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 2.86% and (v) other of 14.72%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $5.16 million and $11.46 million at December 31, 2013 and 2012, respectively, in which the carrying amounts approximate market.

Table 6—Maturity Distribution and Interest Sensitivity of Loans at December 31, 2013 (in thousands):

The following tables summarize maturity and repricing information for the commercial and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2013:

	One Year or less	After One Year Through Five Years	After Five Years	Total
Commercial and agricultural	$267,197	$225,970	$179,491	$672,658
Real estate—construction	70,883	29,917	83,192	183,992

Maturities After One Year
Loans with fixed interest rates	$395,858
Loans with floating or adjustable interest rates	122,712

Asset Quality. The loan portfolio of our bank subsidiary is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days still accruing and restructured loans plus foreclosed assets, were $31.13 million at December 31, 2013, as compared to $25.46 million at December 31, 2012 and $29.54 million at December 31, 2011. As a percent of loans and foreclosed assets, these assets were 1.16% at December 31, 2013, as compared to 1.22% at December 31, 2012 and 1.64% at December 31, 2011. As a percent of total assets, these assets were 0.60% at December 31, 2013, as compared to 0.57% at December 31, 2012 and 0.72% at December 31, 2011. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at December 31, 2013. The increase in dollar amount of nonperforming loans was primarily from our Orange acquisition.

Table 7—Nonaccrual, Past Due 90 Days Still Accruing and Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2013	2012	2011	2010	2009
Nonaccrual loans*	$27,926	$21,800	$19,975	$15,445	$18,540
Loans still accruing and past due 90 days or more	133	97	96	2,196	15
Restructured loans**	—	—	—	—	—

Nonperforming loans	28,059	21,897	20,071	17,641	18,555
Foreclosed assets	3,069	3,565	9,464	8,309	3,533

Total nonperforming assets	$31,128	$25,462	$29,535	$25,950	$22,088

As a % of loans and foreclosed assets	1.16%	1.22%	1.64%	1.53%	1.46%
As a % of total assets	0.60	0.57	0.72	0.69	0.67

*	Includes $2.71 million of purchased credit impaired loans as of December 31, 2013. There were no purchased credit impaired loan balances in prior periods.
**	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans.

We record interest payments received on nonaccrual loans as reductions of principal. Prior to the loans being placed on nonaccrual, we recognized interest income on the December 31, 2013 impaired loans above of approximately $486 thousand during the year ended December 31, 2013. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2013, such income would have approximated $2.53 million.

See Note 3 to the Consolidated Financial Statements beginning on page F-16 for more information on these assets.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements beginning on page F-7. The continued provision for loan losses in 2013 reflects the growth in loans and levels of nonperforming assets. However the general stability of our balances in non-accrual loans and reductions in net charge-offs as a percentage of average loans enabled the Company to not significantly increase provisions in 2013 due to the overall loan growth. As a percent of average loans, net loan charge-offs were 0.15% during 2013, 0.15% during 2012 and 0.20% during 2011. The allowance for loan losses as a percent of loans was 1.26% as of December 31, 2013, as compared to 1.67% as of December 31, 2012. The decrease in the allowance for loan losses percentage is due primarily to the impact of loans acquired in the Orange acquisition, which were initially recorded at fair value with no allocated allowance for loan losses. Included in Tables 8 and 9 are further analysis of our allowance for loan losses.

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

Table 8—Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2013	2012	2011	2010	2009
Balance at January 1,	$34,839	$34,315	$31,106	$27,612	$21,529

Charge-offs:
Commercial	1,283	499	640	2,598	1,010
Agricultural	100	53	95	113	178
Real estate	1,970	2,951	3,682	2,231	3,072
Consumer	1,268	852	907	1,505	1,950

Total charge-offs	4,621	4,355	5,324	6,447	6,210

Recoveries:
Commercial	402	281	610	234	183
Agricultural	39	54	33	56	7
Real estate	239	639	874	238	122
Consumer	337	421	390	451	562

Total recoveries	1,017	1,395	1,907	979	874

Net charge-offs	3,604	2,960	3,417	5,468	5,336

Transfer of off-balance sheet exposure to other liabilities	(1,088)	—	—	—	—
Provision for loan losses	3,753	3,484	6,626	8,962	11,419

Balance at December 31,	$33,900	$34,839	$34,315	$31,106	$27,612

Loans at year-end	$2,689,448	$2,088,623	$1,786,544	$1,690,346	$1,514,369
Average loans	2,431,872	1,909,890	1,715,266	1,543,537	1,494,876

Net charge-offs/average loans	0.15%	0.15%	0.20%	0.35%	0.36%
Allowance for loan losses/year-end loans*	1.26	1.67	1.92	1.84	1.82
Allowance for loan losses/nonaccrual, past due 90 days still accruing and restructured loans	120.82	159.10	171.00	176.33	148.81

*	Reflects the impact of loans acquired in the Orange Savings Bank, SSB acquisition, which were initially recorded at fair value with no allocated allowance for loan losses.

Table 9—Allocation of Allowance for Loan Losses (in thousands):

	2013	2012	2011	2010	2009
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial	$6,440	$7,343	$9,664	$7,745	$8,840
Agricultural	383	1,541	1,482	2,299	1,489
Real estate	24,940	24,063	21,533	19,101	16,378
Consumer	2,137	1,892	1,636	1,961	905

Total	$33,900	$34,839	$34,315	$31,106	$27,612

Percent of Loans in Each Category of Total Loans:

	2013	2012	2011	2010	2009
Commercial	22.23%	24.53%	26.37%	26.17%	28.73%
Agricultural	2.83	3.29	4.02	4.87	4.84
Real estate	62.53	59.06	57.66	57.71	54.84
Consumer	12.41	13.12	11.95	11.25	11.59

Included in our loan portfolio are certain other loans not included in Table 7 that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $4.24 million as of December 31, 2013.

Interest-Bearing Deposits in Banks. The Company had interest-bearing deposits in banks of $57.42 million, $188.68 million, and $165.77 million at December 31, 2013, 2012, and 2011, respectively. At December 31, 2013, our interest-bearing deposits in banks included $25.22 million maintained at the Federal Reserve Bank of Dallas, $28.32 million invested in FDIC-insured certificates of deposit and $275 thousand on deposit with the Federal Home Loan Bank of Dallas. The average balance of interest-bearing deposits in banks was $69.17 million, $123.00 million and $176.57 million in 2013, 2012 and 2011, respectively. The average yield on interest-bearing deposits in banks was 0.67%, 0.61% and 0.69% in 2013, 2012 and 2011, respectively.

Available-for-Sale and Held-to-Maturity Securities. At December 31, 2013, securities with a fair value of $2.06 billion were classified as securities available-for-sale and securities with an amortized cost of $684 thousand were classified as securities held-to-maturity. As compared to December 31, 2012, the available-for-sale portfolio at December 31, 2013, reflected (1) a decrease of $6.09 million in U. S. Treasury securities; (2) a decrease of $85.39 million in obligations of U.S. government sponsored-enterprises and agencies; (3) an increase of $147.58 million in obligations of states and political subdivisions; (4) a decrease of $14.15 million in corporate bonds and other; and (5) an increase of $196.74 million in mortgage-backed securities. As compared to December 31, 2011, the available-for-sale portfolio at December 31, 2012, reflected (1) a decrease of $9.26 million in U. S. Treasury securities; (2) a decrease of $37.86 million in obligations of U.S. government sponsored-enterprises and agencies; (3) an increase of $139.02 million in obligations of states and political subdivisions; (4) a decrease of $8.28 million in corporate bonds and other; and (5) a decrease of $105.97 million in mortgage-backed securities. Securities-available-for-sale included fair value adjustments of $22.60 million, $91.80 million and $83.95 million at December 31, 2013, 2012, and 2011, respectively. We did not hold any collateralized mortgage obligations or structured notes as of December 31, 2013 that we consider to be high risk. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See Table 10 and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2013 and 2012.

Table 10—Maturities and Yields of Available-for-Sale Held at December 31, 2013 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government sponsored-enterprises and agencies	$32,473	1.71%	$105,615	1.29%	$—	—%	$—	—%	$138,088	1.39%
Obligations of states and political subdivisions	33,227	4.27	361,838	4.65	559,376	5.44	36,828	5.81	991,269	5.13
Corporate bonds and other securities	12,046	4.35	96,994	2.48	—	—	—	—	109,040	2.69
Mortgage-backed securities	7,040	4.69	492,025	2.83	319,873	2.55	388	2.33	819,326	2.74

Total	$84,786	3.33%	$1,056,472	3.27%	$879,249	4.39%	$37,216	5.77%	$2,057,723	3.80%

Amounts for held-to-maturity securities are not included herein due to insignificance.

All yields are computed on a tax-equivalent basis assuming a marginal tax rate of 35%. Yields on available-for-sale securities are based on amortized cost. Maturities of mortgage-backed securities are based on contractual maturities and could differ due to prepayments of underlying mortgages. Maturities of other securities are reported at the earlier of maturity date or call date.

As of December 31, 2013, the investment portfolio had an overall tax equivalent yield of 3.77%, a weighted average life of 5.01 years and modified duration of 4.38 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $4.14 billion as of December 31, 2013, as compared to $3.63 billion as of December 31, 2012 and $3.33 billion as of December 31, 2011. Table 11 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more:

Table 11—Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,266,135	—	$1,132,862	—	$973,588	—
Interest-bearing deposits
Interest-bearing checking	1,094,897	0.11%	899,204	0.11%	801,816	0.13%
Savings and money market accounts	754,493	0.07	648,815	0.11	577,519	0.16
Time deposits under $100,000	291,026	0.25	299,902	0.42	352,865	0.70
Time deposits of $100,000 or more	373,258	0.34	407,318	0.47	433,550	0.78

Total interest-bearing deposits	2,513,674	0.15%	2,255,239	0.22%	2,165,750	0.36%

Total average deposits	$3,779,809		$3,388,101		$3,139,338

As of December 31, 2013
Three months or less	$135,788
Over three through six months	107,143
Over six through twelve months	104,846
Over twelve months	50,244

Total time deposits of $100,000 or more	$398,021

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the Federal Home Loan Bank of Dallas (FHLB) of $463.89 million, $259.70 million and $207.76 million at December 31, 2013, 2012 and 2011, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $400.55 million, $247.98 million and $196.23 million in 2013, 2012 and 2011, respectively. The average rates paid on federal funds purchased and securities sold under repurchase agreements were 0.09%, 0.09% and 0.10% in 2013, 2012 and 2011, respectively. The weighted average interest rate paid on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 0.10%, 0.05% and 0.10% at December 31, 2013, 2012 and 2011, respectively. The highest amount of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB at any month end during 2013, 2012 and 2011 was $532.39 million, $263.35 million and $215.78 million, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $587.65 million, or 11.25% of total assets, at December 31, 2013, as compared to $556.96 million, or 12.37% of total assets, at December 31, 2012. During 2013, total shareholders’ equity averaged $573.39 million, or 11.95% of average assets, as compared to $535.93 million, or 12.62% of average assets, during 2012.

Banking regulators measure capital adequacy by means of the risk-based capital ratios and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums for total risk-based, Tier 1 risked-based and leverage ratios are 8.00%, 4.00% and 3.00%, respectively. As of December 31, 2013, our total risk-based, Tier 1 risked-based and leverage capital ratios on a consolidated basis were 16.92%, 15.82% and 9.84%, respectively, as compared to total risk-based, Tier 1 risked-based and leverage capital ratios of 18.68%, 17.43% and 10.60% as of December 31, 2012. We believe by all measurements our capital ratios remain well above regulatory minimums.

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

As of December 31, 2013, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 0.54% and 1.38%, respectively, relative to the base case over the next 12 months, while decreases in interest rates of 100 basis points would result in a negative variance in a net interest income of 4.14% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 50 basis points as of December 31, 2013 is considered remote given current interest rate levels. Such a decrease would be largely attributable reinvesting proceeds from investment security maturities and pay downs at current market interest rates. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities reprice in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 12 and 13. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks and sales of securities under agreements to repurchase, which amounted to $463.89 million at December 31, 2013, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2015 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $100.00 million. At December 31, 2013, there were no amounts drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $878.89 million at December 31, 2013, secured by portions of our portfolio and certain investment securities. At December 31, 2013, $191.12 million in advances and $50.10 million in letters of credit issued by the FHLB were outstanding under these lines of credit. These letters of credit were pledged as collateral for public funds held by our subsidiary bank.

The Company renewed its loan agreement, effective June 30, 2013, with Frost Bank. Under the loan agreement, as renewed and amended, the Company is permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2015, interest is paid quarterly at the Wall Street Journal Prime Rate and the line of credit matures June 30, 2015. If a balance exists at June 30, 2015, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at the Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2013. There was no outstanding balance under the line of credit as of December 31, 2013 or 2012.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company, which totaled $64.59 million at December 31, 2013, available dividends from subsidiaries which totaled $57.46 million at December 31, 2013, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary bank may also be used as a source of funding for these potential acquisitions or expansions.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.

Table 12—Contractual Obligations as of December 31, 2013 (in thousands):

	Payment Due by Period
	Total Amounts	Less than 1 year	2 - 3 years	4 - 5 years	Over 5 years
Deposits with stated maturity dates	$686,626	$594,297	$66,099	$24,767	$1,463
Pension obligation	16,355	1,449	2,936	3,257	8,713
Operating leases	2,302	807	1,157	338	—
Outsourcing service contracts	1,017	1,017	—	—	—

Total Contractual Obligations	$706,300	$597,570	$70,192	$28,362	$10,176

Amounts above for deposits do not include related accrued interest.

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include unfunded lines of credit, commitments to extend credit and federal funds sold to correspondent banks and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets.

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

Table 13—Commitments as of December 31, 2013 (in thousands):

	Total Notional Amounts Committed	Less than 1 year	2 - 3 years	4 - 5 years	Over 5 years
Unfunded lines of credit	$453,568	$431,835	$5,123	$5,809	$10,801
Unfunded commitments to extend credit	118,192	57,356	12,326	2,098	46,412
Standby letters of credit	32,945	31,081	1,864	—	—

Total Commercial Commitments	$604,705	$520,272	$19,313	$7,907	$57,213

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiary bank. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiary bank. At December 31, 2013, approximately $57.46 million was available for the payment of intercompany dividends by the subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $64.20 million in 2013 and $58.40 million in 2012.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 41.62%, 41.99% and 43.57% of net earnings, respectively, in 2013, 2012 and 2011. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

Our bank subsidiary, which is a member of the Federal Reserve System and the national banking association, is required by federal law to obtain the prior approval of the Federal Reserve Board and the OCC, respectively, to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus.

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2013 and 2012. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2013
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$47,756	$46,655	$42,446	$39,575
Interest expense	1,066	1,164	946	904

Net interest income	46,690	45,491	41,500	38,671
Provision for loan losses	1,171	1,349	832	401

Net interest income after provision for loan losses	45,519	44,142	40,668	38,270
Noninterest income	15,792	17,183	15,120	13,738
Net gain (loss) on securities transactions	—	(108)	33	222
Noninterest expense	33,096	35,534	29,911	27,471

Earnings before income taxes	28,215	25,683	25,910	24,759
Income tax expense	6,977	6,121	6,420	6,182

Net earnings	$21,238	$19,562	$19,490	$18,577

Per Share Data:
Earnings per share, basic	$0.66	$0.61	$0.62	$0.59
Earnings per share, assuming dilution	0.66	0.61	0.61	0.59
Cash dividends declared	0.26	0.26	0.26	0.25
Book value at period-end	18.37	17.77	18.01	17.90

Common stock sales price:
High	$67.52	$63.99	$56.90	$49.00
Low	56.51	55.68	45.92	39.86
Close	66.11	58.85	55.66	48.60

	2012
	4th	3rd	2nd	1st
Summary Income Statement Information:
Interest income	$39,801	$40,287	$39,911	$39,797
Interest expense	1,049	1,168	1,355	1,540

Net interest income	38,752	39,119	38,556	38,257
Provision for loan losses	642	787	759	1,296

Net interest income after provision for loan losses	38,110	38,332	37,797	36,961
Noninterest income	14,383	14,020	13,082	12,952
Net gain on securities transactions	565	1,479	382	346
Noninterest expense	28,633	27,203	26,745	26,468

Earnings before income taxes	24,425	26,628	24,516	23,791
Income tax expense	6,107	6,828	6,165	6,035

Net earnings	$18,318	$19,800	$18,351	$17,756

Per Share Data:
Earnings per share, basic	$0.58	$0.63	$0.58	$0.56
Earnings per share, assuming dilution	0.58	0.63	0.58	0.56
Cash dividends declared	0.25	0.25	0.25	0.24
Book value at period-end	17.68	17.46	16.97	16.42

Common stock sales price:
High	$41.45	$37.00	$36.18	$37.25
Low	34.66	33.49	30.50	33.07
Close	39.01	36.03	34.56	35.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level as of December 31, 2013.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.

First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 21, 2014, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

First Financial Bankshares, Inc.

We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). First Financial Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First Financial Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of First Financial Bankshares, Inc. and subsidiaries and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 21, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2013.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	532,032	$41.97	1,303,500
Equity compensation plans not approved by security holders	—	—	—

Total	532,032	$41.97	1,303,500

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements -

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Earnings for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 21, 2014	By:	/s/ F. SCOTT DUESER
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

Name	Title	Date

/s/ F. SCOTT DUESER F. Scott Dueser	Chairman of the Board, Director, President, and Chief Executive Officer (Principal Executive Officer)	February 21, 2014

/s/ J. BRUCE HILDEBRAND J. Bruce Hildebrand	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2014

/s/ STEVEN L. BEAL Steven L. Beal	Director	February 21, 2014

/s/ TUCKER S. BRIDWELL Tucker S. Bridwell	Director	February 21, 2014

/s/ JOSEPH E. CANON Joseph E. Canon	Director	February 21, 2014

/s/ DAVID COPELAND David Copeland	Director	February 21, 2014

/s/ MURRAY EDWARDS Murray Edwards	Director	February 21, 2014

/s/ RONALD GIDDIENS Ronald Giddiens	Director	February 21, 2014

Name	Title	Date

/s/ TIM LANCASTER Tim Lancaster	Director	February 21, 2014

/s/ KADE L. MATTHEWS Kade L. Matthews	Director	February 21, 2014

/s/ JOHNNY TROTTER Johnny Trotter	Director	February 21, 2014

Exhibits Index

The following exhibits are filed as part of this report:

2.1	—	Agreement and Plan of Merger between First Financial Bankshares, Inc., First Financial Bank, N.A., OSB Financial Services, Inc. and Orange Savings Bank, SSB, dated as of February 20, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed February 26, 2013).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 25, 2012).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed June 29, 2012).

10.2	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).

10.4	—	Loan Agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

21.1	—	Subsidiaries of the Registrant.*

23.1	—	Consent of Ernst & Young LLP.*

24.1	—	Power of Attorney (included on signature page of this Form 10-K).*

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

First Financial Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 21, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 21, 2014

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

(Dollars in thousands, except share and per share amounts)

	2013	2012
ASSETS
CASH AND DUE FROM BANKS	$183,084	$207,018
FEDERAL FUNDS SOLD	3,430	14,045
INTEREST-BEARING DEPOSITS IN BANKS	25,498	139,676

Total cash and cash equivalents	212,012	360,739
INTEREST-BEARING TIME DEPOSITS IN BANKS	31,917	49,005
SECURITIES AVAILABLE-FOR-SALE, at fair value	2,057,723	1,819,035
SECURITIES HELD-TO-MATURITY (fair value of $694 and $1,080 at December 31, 2013 and 2012, respectively)	684	1,061
LOANS:
Held for investment	2,684,285	2,077,166
Less—allowance for loan losses	(33,900)	(34,839)

Net loans held for investment	2,650,385	2,042,327
Held for sale	5,163	11,457

Net loans	2,655,548	2,053,784
BANK PREMISES AND EQUIPMENT, net	95,505	84,122
INTANGIBLE ASSETS	97,485	71,973
OTHER ASSETS	71,334	62,293

Total assets	$5,222,208	$4,502,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$1,362,184	$1,311,708
INTEREST-BEARING DEPOSITS	2,772,891	2,320,876

Total deposits	4,135,075	3,632,584
DIVIDENDS PAYABLE	8,318	—
SHORT-TERM BORROWINGS	463,888	259,697
OTHER LIABILITIES	27,280	52,768

Total liabilities	4,634,561	3,945,049

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value; authorized 80,000,000 shares; 31,992,497 and 31,496,881 issued at December 31, 2013 and 2012, respectively	320	315
Capital surplus	302,991	277,412
Retained earnings	273,972	227,927
Treasury stock (shares at cost: 269,467 and 266,845 at
December 31, 2013 and 2012, respectively)	(5,490)	(5,007)
Deferred Compensation	5,490	5,007
Accumulated other comprehensive earnings	10,364	51,309

Total shareholders’ equity	587,647	556,963

Total liabilities and shareholders’ equity	$5,222,208	$4,502,012

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

	2013	2012	2011
INTEREST INCOME:
Interest and fees on loans	$121,512	$102,172	$98,767
Interest on investment securities:
Taxable	25,505	31,318	37,721
Exempt from federal income tax	28,843	25,552	22,312
Interest on federal funds sold and interest-bearing deposits in banks	509	754	1,221

Total interest income	176,369	159,796	160,021

INTEREST EXPENSE:
Interest on deposits	3,709	4,877	7,822
Other	379	235	202

Total interest expense	4,088	5,112	8,024

Net interest income	172,281	154,684	151,997
PROVISION FOR LOAN LOSSES	3,753	3,484	6,626

Net interest income after provision for loan losses	168,528	151,200	145,371

NONINTEREST INCOME:
Trust fees	16,317	14,464	12,671
Service charges on deposit accounts	17,546	16,693	17,689
ATM, interchange and credit card fees	16,750	15,187	13,587
Real estate mortgage operations	6,349	5,094	3,943
Net gain on sale of available-for-sale securities (includes $147, $2,772 and $492 for the years ended December 31, 2013, 2012 and 2011, respectively, related to accumulated comprehensive earnings reclassifications)	147	2,772	492
Net gain (loss) on sale of foreclosed assets	(152)	(350)	(1,315)
Other	5,095	3,349	4,371

Total noninterest income	62,052	57,209	51,438

NONINTEREST EXPENSE:
Salaries and employee benefits	66,529	58,269	56,256
Net occupancy expense	8,095	7,076	6,862
Equipment expense	9,673	8,790	7,800
FDIC insurance premiums	2,418	2,220	2,646
ATM, interchange and credit card expenses	5,660	5,448	4,918
Professional and service fees	4,143	3,044	3,232
Printing, stationery and supplies	2,066	1,970	1,831
Amortization of intangible assets	197	149	402
Other expenses	27,231	22,083	20,677

Total noninterest expense	126,012	109,049	104,624

EARNINGS BEFORE INCOME TAXES	104,568	99,360	92,185
INCOME TAX EXPENSE (includes $51, $970 and $172 for the years ended December 31, 2013, 2012 and 2011, respectively, related to income tax expense from reclassification items)	25,700	25,135	23,816

NET EARNINGS	$78,868	$74,225	$68,369

NET EARNINGS PER SHARE, BASIC	$2.48	$2.36	$2.17

NET EARNINGS PER SHARE, ASSUMING DILUTION	$2.47	$2.36	$2.17

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011
NET EARNINGS	$78,868	$74,225	$68,369
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	(69,054)	10,619	44,279
Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income tax	(147)	(2,772)	(492)
Minimum liability pension adjustment, before income tax	6,209	(1,564)	(2,599)

Total other items of comprehensive earnings (losses)	(62,992)	6,283	41,188
Income tax benefit (expense) related to:
Investment securities	24,220	(2,746)	(15,325)
Minimum liability pension adjustment	(2,173)	547	909

Total income tax benefit (expense)	22,047	(2,199)	(14,416)

COMPREHENSIVE EARNINGS	$37,923	$78,309	$95,141

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share amounts)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Earnings (Losses)	Total Shareholders’ Equity
	Shares	Amount			Shares	Amounts
BALANCE, December 31, 2010	20,942,141	$209	$274,629	$146,397	(166,329)	$(4,207)	$4,207	$20,453	$441,688
Net earnings	—	—	—	68,369					68,369
Stock option exercises	36,317	—	950	—	—	—	—	—	950
Cash dividends declared, $0.95 per share	—	—	—	(29,790)	—	—	—	—	(29,790)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(1,690)	(1,690)
Change in unrealized gain on investment insecurities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	28,462	28,462
Additional tax benefit related to directors’ deferred compensation plan	—	—	121	—	—	—	—	—	121
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(8,760)	(390)	390	—	—
Stock option expense	—	—	427	—	—	—	—	—	427
Three-for-two stock split in the form of a 50% stock dividend	10,481,177	105	—	(105)	(83,146)	—	—	—	—

BALANCE, December 31, 2011	31,459,635	314	276,127	184,871	(258,235)	(4,597)	4,597	47,225	508,537

Net earnings	—	—	—	74,225	—	—	—	—	74,225
Stock option exercises	37,246	1	824	—	—	—	—	—	825
Cash dividends declared, $0.99 per share	—	—	—	(31,169)	—	—	—	—	(31,169)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(1,017)	(1,017)
Change in unrealized gain on investment insecurities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	5,101	5,101
Additional tax benefit related to directors’ deferred compensation plan	—	—	127	—	—	—	—	—	127
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(8,610)	(410)	410	—	—
Stock option expense	—	—	334	—	—	—	—	—	334

BALANCE, December 31, 2012	31,496,881	315	277,412	227,927	(266,845)	(5,007)	5,007	51,309	556,963

Net earnings	—	—	—	78,868	—	—	—	—	78,868
Stock issued in acquisition of Orange Savings Bank, SSB	420,000	4	23,096	—	—	—	—	—	23,100
Stock option exercises	75,616	1	1,957	—	—	—	—	—	1,958
Cash dividends declared, $1.03 per share	—	—	—	(32,823)	—	—	—	—	(32,823)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	4,036	4,036
Change in unrealized gain (loss) on investment insecurities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(44,981)	(44,981)
Additional tax benefit related to directors’ deferred compensation plan	—	—	115	—	—	—	—	—	115
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(2,622)	(483)	483	—	—
Stock option expense	—	—	411	—	—	—	—	—	411

BALANCE, December 31, 2013	31,992,497	$320	$302,991	$273,972	(269,467)	$(5,490)	$5,490	$10,364	$587,647

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$78,868	$74,225	$68,369
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,638	7,920	7,352
Provision for loan losses	3,753	3,484	6,626
Securities premium amortization (discount accretion), net	18,235	15,757	8,251
Gain on sale of assets, net	(178)	(2,628)	(80)
Deferred federal income tax expense (benefit)	754	1,517	2,005
Change in loans held for sale	6,292	(827)	2,531
Change in other assets	(6,254)	(5,170)	(1,075)
Change in other liabilities	(250)	(1,216)	1,132

Total adjustments	30,990	18,837	26,742

Net cash provided by operating activities	109,858	93,062	95,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of bank, less cash acquired	(25,706)	—	—
Net decrease in interest-bearing time deposits in banks	17,088	12,170	42,511
Activity in available-for-sale securities:
Sales	122,025	144,144	22,970
Maturities	2,181,684	1,909,635	1,886,632
Purchases	(2,525,499)	(2,049,275)	(2,171,404)
Activity in held-to-maturity securities—maturities	377	2,557	5,458
Net increase in loans	(320,136)	(306,412)	(108,152)
Purchases of bank premises and equipment and other assets	(11,324)	(16,180)	(14,777)
Proceeds from sale of bank premises and equipment and other assets	4,721	8,370	5,732

Net cash used in investing activities	(556,770)	(294,991)	(331,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(17,053)	210,132	142,103
Net increase in interest-bearing deposits	133,594	87,654	79,394
Net increase in short-term borrowings	204,191	51,941	29,400
Common stock transactions:
Proceeds from stock issuances	1,958	824	950
Dividends paid	(24,505)	(38,719)	(29,359)

Net cash provided by financing activities	298,185	311,832	222,488

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(148,727)	109,903	(13,431)
CASH AND CASH EQUIVALENTS, beginning of year	360,739	250,836	264,267

CASH AND CASH EQUIVALENTS, end of year	$212,012	$360,739	$250,836

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 60 locations located in Texas as of December 31, 2013. The subsidiary bank is First Financial Bank, National Association, Abilene. The bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company also owns First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., and First Technology Services, Inc. During 2011, First Financial Bankshares of Delaware, Inc and First Financial Investments of Delaware, Inc. were merged into the Company.

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

Acquisition

On May 31, 2013, the Company acquired 100% of the outstanding capital stock of Orange Savings Bank, SSB, a wholly-owned subsidiary of OSB Financial Services, Inc. The results of operations of Orange Savings Bank, SSB, subsequent to the acquisition date, are included in the consolidated earnings of the Company. See Note 18 for additional information.

Consolidation of Bank Charters

Effective December 30, 2012, the Company consolidated its eleven bank charters into one charter. The Company cited regulatory, compliance and technology complexities and the opportunity for cost savings as its reason for making this change. The Company operates the one charter as it previously did with eleven charters, with local management and board decisions to benefit the customers and communities it serves.

Increase in Authorized Shares

On April 24, 2012, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Formation to increase the number of authorized common shares to 80,000,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Stock Repurchase

On October 26, 2011, the Company’s Board of Directors authorized the repurchase of up to 750,000 common shares through September 30, 2014. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through December 31, 2013, no shares have been repurchased under this authorization.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The Company’s investment portfolio consists of obligations of U. S. government sponsored-enterprises and agencies, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third party pricing services to value its investment securities. The Company reviews the prices supplied by the independent pricing services as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with pricing matrices. The Company validates quarterly, on a sample basis, prices supplied by the independent pricing services by comparison to prices obtained from other third party sources.

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

The Company has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on an annual basis and makes changes as appropriate. Management receives and reviews monthly reports related to loan originations, quality, concentrations, delinquencies, nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geographic location.

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

December 31, 2013, 2012 and 2011

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

future cash flows or the loan’s observable market price. At December 31, 2013 and 2012, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore the loan has been placed on non-accrual. Each of these loans is evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of December 31, 2013 and 2012, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

The Company originates certain mortgage loans for sale in the secondary market. Accordingly, these loans are classified as held-for-sale and are carried at the lower of cost or fair value on an aggregate basis. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first three to six months, or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.

Loans acquired, including loans acquired in a business combination, are initially recorded at fair value with no valuation allowance. Acquired loans are segregated between those considered to be credit impaired and those deemed performing. To make this determination, management considers such factors as past due status, nonaccrual status and credit risk ratings. The fair value of acquired performing loans is determined by discounting expected cash flows, both principal and interest, at prevailing market interest rates. The difference between the fair value and principal balances due at acquisition date, the fair value discount, is accreted into income over the estimated life of each loan.

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their fair value was initially based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the undiscounted cash flows expected at acquisition and the fair value at acquisition is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at December 31, 2013 was $2,707,000 compared to a contractual balance of $3,970,000. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Other Real Estate

Other real estate is foreclosed property held pending disposition and is initially recorded at fair value, less estimated costs to sell. At foreclosure, if the fair value of the real estate, less estimated costs to sell, is less than

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year and totaled $94,882,000 and $71,865,000 at December 31, 2013 and 2012, respectively. There was no impairment recorded for the years ended December 31, 2013, 2012 and 2011.

The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was $72,626,000 and $49,609,000 at December 31, 2013 and 2012, respectively, and is deductible for federal income tax purposes.

Also included in other intangible assets are mortgage servicing rights totaling $1,684,000 at December 31, 2013.

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

Accumulated Other Comprehensive Income (Loss)

Unrealized gains on the Company’s available-for-sale securities (after applicable income tax expense) totaling $14,688,000 and $59,669,000 at December 31, 2013 and 2012, respectively, and the minimum pension liability

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

totaled (after applicable income tax benefit) totaling $4,324,000 and $8,360,000 at December 31, 2013 and 2012, respectively, are included in accumulated other comprehensive income.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company recorded stock option expense totaling $411,000, $334,000 and $427,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the year ended December 31, 2013:
Net earnings per share, basic	$78,868	31,787,974	$2.48
Effect of stock options	—	140,408	(0.01)

Net earnings per share, assuming dilution	$78,868	31,928,382	$2.47

For the year ended December 31, 2012:
Net earnings per share, basic	$74,225	31,480,155	$2.36
Effect of stock options	—	21,112	—

Net earnings per share, assuming dilution	$74,225	31,501,267	$2.36

For the year ended December 31, 2011:
Net earnings per share, basic	$68,369	31,443,712	$2.17
Effect of stock options	—	18,252	—

Net earnings per share, assuming dilution	$68,369	31,461,964	$2.17

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Recently Issued Authoritative Accounting Guidance

In 2011 and 2013, the Financial Accounting Standards Board (the “FASB”) amended its authoritative guidance related to offsetting assets and liabilities to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements, reverse sales, repurchase agreements and securities borrowing/lending arrangements and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. The new guidance was effective January 1, 2013, and did not have a significant impact on the Company’s financial statements.

In 2013, the FASB amended its authoritative guidance related to reporting of reclassifications out of other comprehensive earnings. The new guidance sets requirements for presentation for significant items reclassified to net earnings during the period presented. The new guidance was effective January 1, 2013 and has been included in these financial statements.

2.	INTEREST-BEARING TIME DEPOSITS IN BANKS AND SECURITIES:

Interest-bearing time deposits in banks totaled $31,917,000 and $49,005,000 at December 31, 2013 and 2012, respectively, and have original maturities generally ranging from one to two years. Of these amounts, $29,002,000 and $44,776,000, respectively, are time deposits with balances greater than $100,000 at December 31, 2013 and 2012.

A summary of the Company’s available-for-sale securities as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of U.S. government sponsored-enterprises and agencies	$136,416	$1,672	$—	$138,088
Obligations of state and political subdivisions	974,608	27,980	(11,319)	991,269
Corporate bonds and other	105,490	3,550	—	109,040
Residential mortgage-backed securities	706,289	12,253	(7,922)	710,620
Commercial mortgage-backed securities	112,323	—	(3,617)	108,706

Total securities available-for-sale	$2,035,126	$45,455	$(22,858)	$2,057,723

	December 31, 2012
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:
U. S. Treasury Securities	$6,042	$48	$—	$6,090
Obligations of U.S. government sponsored-enterprises and agencies	219,420	4,060	—	223,480
Obligations of state and political subdivisions	786,278	57,541	(129)	843,690
Corporate bonds and other	117,244	6,020	(73)	123,191
Residential mortgage-backed securities	564,434	23,285	(443)	587,276
Commercial mortgage-backed securities	33,819	1,739	(250)	35,308

Total securities available-for-sale	$1,727,237	$92,693	$(895)	$1,819,035

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Disclosures related to the Company’s held-to-maturity securities, which totaled $684,000 and $1,061,000 at December 31, 2013 and 2012, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2013, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2013 and 2012, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2013, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$77,075	$77,746
Due after one year through five years	546,557	564,447
Due after five years through ten years	555,386	559,376
Due after ten years	37,496	36,828
Mortgage-backed securities	818,612	819,326

Total	$2,035,126	$2,057,723

The following table discloses, as of December 31, 2013 and 2012, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$316,394	$10,973	$4,153	$346	$320,547	$11,319
Residential mortgage-backed securities	228,423	7,623	5,624	299	234,047	7,922
Commercial mortgage-backed securities	108,706	3,617	—	—	108,706	3,617

Total	$653,523	$22,213	$9,777	$645	$663,300	$22,858

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$36,480	$129	$—	$—	$36,480	$129
Residential mortgage-backed securities	17,344	401	3,574	42	20,918	443
Commercial mortgage-backed securities	12,453	250	—	—	12,453	250
Corporate bonds and other	4,994	73	—	—	4,994	73

Total	$71,271	$853	$3,574	$42	$74,845	$895

The number of investment positions in this unrealized loss position totaled 408 at December 31, 2013. We do not believe these unrealized losses are “other than temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2013 compared to the time of purchase. We

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at approximately $1,147,955,000 and $843,859,000 at December 31, 2013 and 2012, respectively, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During 2013, 2012, and 2011, sales of investment securities that were classified as available-for-sale totaled $122,025,000, $144,144,000, and $22,970,000 respectively. Gross realized gains from 2013, 2012, and 2011, securities sales were $1,376,000, $2,816,000, and $505,000, respectively. Gross realized losses from 2013, 2012 and 2011 securities sales were $1,229,000, $44,000, and $13,000 respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES:

Major classifications of loans held-for-investment are as follows (in thousands):

	December 31,
	2013	2012
Commercial	$596,730	$509,609
Agricultural	75,928	68,306
Real estate	1,678,514	1,226,823
Consumer	333,113	272,428

Total loans held-for-investment	$2,684,285	$2,077,166

Loans held-for-sale totaled $5,163,000 and $11,457,000 at December 31, 2013 and 2012, respectively, in which the carrying amounts approximate fair value.

The Company’s non-accrual loans, loan still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	December 31,
	2013	2012
Non-accrual loans*	$27,926	$21,800
Loans still accruing and past due 90 days or more	133	97
Restructured loans**	—	—

Total	$28,059	$21,897

*	Includes $2,707,000 of purchased credit impaired loans as of December 31, 2013. There were no purchase credit impaired loan balances in prior periods.
**	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, are doubtful are included in non-accrual loans.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

December 31, 2013		December 31, 2012
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$ 27,926	$5,338	$21,800	$6,010

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The average recorded investment in impaired loans for the years ended December 31, 2013, 2012, and 2011 was $31,293,000, $24,025,000, and $22,348,000, respectively. The Company had $31,128,000, and $25,462,000 in nonaccrual, past due 90 days still accruing, restructured loans and foreclosed assets at December 31, 2013 and 2012, respectively. Non-accrual loans totaled $27,926,000 and $21,800,000 at December 31, 2013 and 2012, respectively, and consisted of the following amounts by type (in thousands):

	December 31,
	2013	2012
Commercial	$4,281	$2,251
Agricultural	131	372
Real Estate	22,548	18,698
Consumer	966	479

Total	$27,926	$21,800

No additional funds are committed to be advanced in connection with impaired loans as of December 31, 2013.

The Company’s impaired loans and related allowance as of December 31, 2013 and 2012 is summarized in the following table (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$4,764	$934	$3,348	$4,282	$1,079	$5,017
Agricultural	139	17	114	131	41	144
Real Estate	31,704	5,794	16,753	22,547	4,006	25,060
Consumer	1,117	545	421	966	212	1,072

Total	$37,724	$7,290	$20,636	$27,926	$5,338	$31,293

*	Includes $2,707,000 of purchased credit impaired loans.

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$2,677	$20	$2,231	$2,251	$1,350	$2,966
Agricultural	381	—	372	372	131	437
Real Estate	22,569	2,049	16,649	18,698	4,356	20,164
Consumer	543	115	364	479	173	458

Total	$26,170	$2,184	$19,616	$21,800	$6,010	$24,025

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $685,000, $384,000 and $1,137,000 during the years ended December 31, 2013, 2012, and 2011, respectively.

From a credit risk standpoint, the Company rates its loans in one of four categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans rated as loss are charged-off.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The ratings of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on our credits as part of our on-going monitoring of the credit quality of our loan portfolio. Ratings are adjusted to reflect the degree of risk and loss that are felt to be inherent in each credit as of each reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

At December 31, 2013 and 2012, the following summarizes the Company’s internal ratings of its loans held-for-investment (in thousands):

December 31, 2013	Pass	Special Mention*	Substandard*	Doubtful	Total
Commercial	$584,547	$3,032	$9,151	$—	$596,730
Agricultural	75,382	245	298	3	75,928
Real Estate	1,609,242	20,773	48,352	147	1,678,514
Consumer	330,870	639	1,595	9	333,113

Total	$2,600,041	$24,689	$59,396	$159	$2,684,285

*	The increase in special mention and substandard loans at December 31, 2013 is primarily a result of the Orange acquisition. See footnote 17 for additional information.

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$498,188	$2,193	$9,198	$30	$509,609
Agricultural	64,397	342	3,559	8	68,306
Real Estate	1,176,330	14,680	35,673	140	1,226,823
Consumer	271,114	382	911	21	272,428

Total	$2,010,029	$17,597	$49,341	$199	$2,077,166

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

At December 31, 2013 and 2012, the Company’s past due loans are as follows (in thousands):

December 31, 2013	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$5,303	$287	$420	$6,010	$590,720	$596,730	$—
Agricultural	355	—	—	355	75,573	75,928	—
Real Estate	13,787	2,489	1,876	18,152	1,660,362	1,678,514	55
Consumer	2,708	582	277	3,567	329,546	333,113	78

Total	$22,153	$3,358	$2,573	$28,084	$2,656,201	$2,684,285	$133

December 31, 2012	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$1,708	$470	$247	$2,425	$507,184	$509,609	$—
Agricultural	467	95	—	562	67,744	68,306	—
Real Estate	10,141	2,711	1,237	14,089	1,212,734	1,226,823	34
Consumer	1,660	287	163	2,110	270,318	272,428	63

Total	$13,976	$3,563	$1,647	$19,186	$2,057,980	$2,077,166	$97

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of December 31, 2013 and 2012, is presented below. Management has evaluated the appropriateness of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio which are identified below (in thousands):

	2013	2012
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$5,338	$6,010
Remaining portfolio	28,562	28,829

Total allowance for loan losses	$33,900	$34,839

The following table details the allowance for loan losses at December 31, 2013 and 2012 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at December 31, 2013 or 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,755	$125	$7,215	$378	$10,473
Loan collectively evaluated for impairment	3,685	258	17,725	1,759	23,427

Total	$6,440	$383	$24,940	$2,137	$33,900

December 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,253	$388	$8,380	$308	$12,329
Loan collectively evaluated for impairment	4,090	1,153	15,683	1,584	22,510

Total	$7,343	$1,541	$24,063	$1,892	$34,839

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Changes in the allowance for loan losses for the years ended December 31, 2013 and 2012 are summarized as follows (in thousands):

December 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,343	$1,541	$24,063	$1,892	$34,839
Provision (credit) for loan losses	220	(1,066)	3,288	1,311	3,753
Recoveries	402	39	239	337	1,017
Charge-offs	(1,283)	(100)	(1,970)	(1,268)	(4,621)
Transfer of off balance sheet exposure to other liabilities	(242)	(31)	(680)	(135)	(1,088)

Ending balance	$6,440	$383	$24,940	$2,137	$33,900

December 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$9,664	$1,482	$21,533	$1,636	$34,315
Provision (credit) for loan losses	(2,103)	58	4,842	687	3,484
Recoveries	281	54	639	421	1,395
Charge-offs	(499)	(53)	(2,951)	(852)	(4,355)

Ending balance	$7,343	$1,541	$24,063	$1,892	$34,839

The Company’s recorded investment in loans as of December 31, 2013 and 2012 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $2,707,000 at December 31, 2013 are included in loans individually evaluated for impairment. There were no purchased credit impaired loans at December 31, 2012.

December 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$12,183	$546	$69,272	$2,243	$84,244
Loan collectively evaluated for impairment	584,547	75,382	1,609,242	330,870	2,600,041

Total	$596,730	$75,928	$1,678,514	$333,113	$2,684,285

December 31, 2012	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$11,421	$3,909	$50,493	$1,314	$67,137
Loan collectively evaluated for impairment	498,188	64,397	1,176,330	271,114	2,010,029

Total	$509,609	$68,306	$1,226,823	$272,428	$2,077,166

The Company’s loans that were modified in the years ended December 31, 2013 and 2012, and considered a troubled debt restructuring are as follows (in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	4	$253	$253	18	$1,180	$1,180
Agricultural	1	24	24	5	354	354
Real Estate	11	3,958	3,958	34	12,304	12,304
Consumer	6	138	138	2	20	20

Total	22	$4,373	$4,373	59	$13,858	$13,858

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the year ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$218	$34	$509	$298	$373
Agricultural	—	24	—	243	15	95
Real Estate	420	433	3,106	935	2,893	8,477
Consumer	—	134	4	—	19	1

Total	$420	$809	$3,144	$1,687	$3,225	$8,946

During the years ended December 31, 2013 and 2012, certain loans were modified as a troubled debt restructured loans within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. The loans are as follows (dollars in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Number	Balance	Number	Balance
Commercial	6	$316	1	$30
Agriculture	—	—	—	—
Real Estate	—	—	6	1,509
Consumer	2	18	1	19

Total	8	$334	8	$1,558

As of December 31, 2013, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2013 (determined as of each respective year-end) follows (in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance
Year ended December 31, 2013	$52,971	$114,497	$120,169	$47,299

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2013, $1,525,099,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At December 31, 2013, $191,119,000 in advances and $50,100,000 in letters of credit were outstanding under this line of credit. These letters of credit were pledged as collateral for public funds held by our bank.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

4.	BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2013	2012
Land	—	$22,635	$19,024
Buildings	20 to 40 years	89,907	81,988
Furniture and equipment	3 to 10 years	48,763	47,921
Leasehold improvements	Lesser of lease term or 5 to 15 years	4,802	4,137

		166,107	153,070
Less- accumulated depreciation and amortization		(70,602)	(68,948)

		$95,505	$84,122

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 amounted to $7,196,000, $6,492,000, and $5,875,000, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,862,000, $1,703,000 and $1,646,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

5.	DEPOSITS AND SHORT-TERM BORROWINGS

Time deposits of $100,000 or more totaled approximately $393,573,000 and $354,755,000 at December 31, 2013 and 2012, respectively.

At December 31, 2013, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2014	$594,297
2015	47,148
2016	18,951
2017	11,100
Thereafter	15,130

$686,626

Deposits received from related parties at December 31, 2013 and 2012 totaled $42,237,000 and $33,000,000, respectively.

Included in short-term borrowings at December 31, 2013 and 2012 are $267,269,000 and $235,572,000, respectively, in securities sold under agreements to repurchase and $191,119,000 and $6,000,000, respectively, in advances from the Federal Home Loan Bank of Dallas.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

6.	LINE OF CREDIT

The Company renewed its loan agreement, effective June 30, 2013, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. Prior to June 30, 2015, interest is paid quarterly at Wall Street Journal Prime and the line of credit matures June 30, 2015. If a balance exists at June 30, 2015, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2013. There was no outstanding balance under the line of credit as of December 31, 2013 or 2012.

7.	INCOME TAXES:

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following:

	Year Ended December 31,
	2013	2012	2011
Current federal income tax	$24,931	$23,605	$21,727
Current state income tax	15	13	84
Deferred federal income tax expense (benefit)	754	1,517	2,005

Income tax expense	$25,700	$25,135	$23,816

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Reductions in tax rate resulting frominterest income exempt fromfederal income tax	(10.5)	(9.7)	(9.3)
Effect of state income tax	—	0.1	0.1
ESOP tax credit	(0.2)	(0.3)	(0.3)
Other	0.3	0.2	0.3

Effective income tax rate	24.6%	25.3%	25.8%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$12,904	$12,534
Minimum liability in defined benefit plan	2,328	4,502
Recognized for financial reporting purposes but not for tax purposes:
Deferred compensation	2,213	2,002
Write-downs and adjustments to other real estate owned and repossessed assets	174	148
Other deferred tax assets	322	255

Total deferred tax assets	17,941	19,441

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	5,567	5,678
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	10,277	8,992
Recognized for financial reporting purposes but not for tax purposes:
Accretion on investment securities	1,678	1,563
Pension plan contributions	2,309	2,147
Net unrealized gain on investment securities Available-for-sale	7,909	32,130
Other deferred tax liabilities	366	389

Total deferred tax liabilities	28,106	50,899

Net deferred tax asset (liability)	$(10,165)	$(31,458)

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010 or Texas state tax examinations by tax authorities for years before 2012.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

The accounting authoritative guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the accounting authoritative guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 Inputs—Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Securities classified as trading and available-for-sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include market spreads, cash flows, the United States Treasury yield curve, live trading levels, trade execution data, dealer quotes, market consensus prepayments speeds, credit information and the security’s terms and conditions, among other items. Securities are considered to be measured with Level 1 inputs at the time of purchase and for 30 days following. After 30 days, the majority of securities are transferred to Level 2 as they are considered to be measured with Level 2 inputs, with the exception of U. S. Treasury securities and any other security for which there remain Level 1 inputs. Transfers are recognized on the actual date of transfer.

There were no transfers between Level 2 and Level 3 during the year ended December 31, 2013.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored-enterprises and agencies	$—	$138,088	$—	$138,088
Obligations of state and political subdivisions	9,647	981,622	—	991,269
Corporate bonds	—	105,063	—	105,063
Residential mortgage-backed securities	52,092	658,528	—	710,620
Commercial mortgage-backed securities	—	108,706	—	108,706
Other securities	3,977	—	—	3,977

Total	$65,716	$1,992,007	$—	$2,057,723

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2013:

Impaired Loans—Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on the discounting of the collateral. At December 31, 2013, impaired loans with a carrying value of $27,926,000 were reduced by specific valuation reserves totaling $5,338,000 resulting in a net fair value of $22,588,000.

Loans Held for Sale—Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At December 31, 2013, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the year ended December 31, 2013 and

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

2012 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (in thousands):

	Year Ended December 31,
	2013	2012
Carrying value of other real estate owned prior to remeasurement	$2,405	$5,375
Write-downs included in gain (loss) on sale of other real estate owned	(445)	(704)

Fair value	$1,960	$4,671

At December 31, 2013 and 2012, other real estate owned totaled $2,903,000 and $3,505,000, respectively.

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

December 31, 2013, 2012 and 2011

The carrying value and the estimated fair value of the Company’s contractual off-balance-sheet unfunded lines of credit, loan commitments and letters of credit, which are generally priced at market at the time of funding, are not material.

The estimated fair values and carrying values of all financial instruments at December 31, 2013 and 2012, were as follows (in thousands):

	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$183,084	$183,084	$207,018	$207,018	Level 1
Federal funds sold	3,430	3,430	14,045	14,045	Level 1
Interest-bearing deposits in banks	25,498	25,498	139,676	139,676	Level 1
Interest-bearing time deposits in banks	31,917	32,059	49,005	49,288	Level 2
Available-for-sale securities	2,057,723	2,057,723	1,819,035	1,819,035	Levels 1 and 2
Held-to-maturity securities	684	694	1,061	1,080	Level 2
Loans	2,655,548	2,667,743	2,053,784	2,081,091	Level 3
Accrued interest receivable	26,865	26,865	23,122	23,122	Level 2
Deposits with stated maturities	686,626	688,876	637,040	638,227	Level 2
Deposits with no stated maturities	3,448,448	3,448,448	2,995,544	2,995,544	Level 1
Short-term borrowings	463,888	463,888	259,697	259,697	Level 2
Accrued interest payable	299	299	287	287	Level 2

9.	COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2013 the resolution of these matters is not expected to have material adverse effects upon the results of operations or financial condition of the Company.

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2013, future minimum lease commitments were: 2014 - $807,000; 2015 - $608,000; 2016 - $549,000; 2017 - $297,000 and 2018 - $41,000.

10.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Total Notional Amounts Committed December 31, 2013 (in thousands)
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$453,568
Unfunded commitments to extend credit	118,192
Standby letters of credit	32,945

Total commercial commitments	$604,705

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

Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Typically, the collateral value held on letters of credit exceeds the contract amount.

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

The Company’s defined benefit pension plan was frozen effective January 1, 2004 whereby no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $1,000,000 and $2,000,000 in 2013 and 2012, respectively, and is continuing to evaluate future funding amounts.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Using an actuarial measurement date of December 31, 2013 and 2012, benefit obligation activity and fair value of plan assets for the years ended December 31, 2013 and 2012, and a statement of the funded status as of December 31, 2013 and 2012, are as follows (in thousands):

	2013	2012
Reconciliation of benefit obligations:
Benefit obligation at January 1	$27,838	$24,608
Interest cost on projected benefit obligation	1,020	1,113
Actuarial loss (gain)	(2,097)	3,470
Benefits paid	(1,262)	(1,353)

Benefit obligation at December 31	25,499	27,838

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$21,110	$18,077
Actual return on plan assets	4,619	2,387
Employer contributions	1,000	2,000
Benefits paid	(1,262)	(1,354)

Fair value of plan assets at December 31	25,467	21,110

Funded status	$(32)	$(6,728)

Amounts recognized as a component of accumulated other comprehensive earnings as of year-end that have not been recognized as a component of the net period benefit cost of the Company’s defined benefit pension plan are as follows (in thousands):

	2013	2012
Net actuarial loss	$(6,975)	$(13,184)
Deferred tax benefit	2,651	4,824

Amounts included in accumulated other comprehensive earnings, net of tax	$(4,324)	$(8,360)

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Net periodic pension benefit cost for the years ended December 31, 2013, 2012, and 2011, are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Service cost—benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,020	1,113	1,139
Expected return on plan assets	(1,293)	(1,140)	(1,220)
Amortization of unrecognized net loss	786	659	434

Net periodic pension benefit cost	$513	$632	$353

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2013	2012	2011
Weighted average discount rate	4.75%	3.75%	4.65%
Expected long-term rate of return on assets	6.25%	6.25%	6.75%

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

The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2013 and 2012 is as follows:

	December 31, 2013 Allocation	December 31, 2012 Allocation	Targeted Allocation
Equity securities	75%	74%	75%
Debt securities	24%	24%	25%
Cash and equivalents	1%	2%	—

The range and weighted average final maturities of debt securities held in the pension plan as of December 31, 2013 are 3.2 to 14.3 years and approximately 7.2 years, respectively. Assets held in the pension plan are considered either Level 1 consisting of the publicly traded common stocks and publically traded mutual funds or Level 2 consisting of obligations of state and political subdivisions, corporate bonds and mortgage-backed securities. There were no Level 3 securities. See note 8 for a discussion of the fair value hierarchy. The breakdown by level is as follows (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Money market fund	$175	$—	$—	$175
Obligations of state and political subdivisions	—	1,039	—	1,039
Corporate bonds	—	1,865	—	1,865
Mortgage-backed securities	—	1,395	—	1,395
Corporate stocks and mutual funds	20,993	—	—	20,993

Total	$21,168	$4,299	$—	$25,467

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

An estimate of the undiscounted projected future payments to eligible participants for the next five years and the following five years in the aggregate is as follows (in thousands):

Year Ending December 31,
2014	$1,449
2015	1,454
2016	1,482
2017	1,603
2018	1,654
2019 forward	8,713

As of December 31, 2013 and 2012, the pension plan’s total assets included First Financial Bankshares, Inc. common stock valued at approximately $2,037,000 and $1,202,000, respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute a percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $5,686,000, $4,711,000, and $4,688,000 in 2013, 2012 and 2011, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2013 and 2012, the profit sharing plan’s assets included First Financial Bankshares, Inc. common stock valued at approximately $46,979,000 and $29,043,000, respectively.

In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2013, 2012 and 2011 was $1,560,000, $1,383,000 and $1,305,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

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

At December 31, 2013, approximately $57,460,000 was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2013 and 2012, the Company and each of its subsidiaries met all capital adequacy requirements to which they were subject.

As of December 31, 2013 and 2012, the most recent notification from our primary regulator categorized the Company and its bank subsidiary as well-capitalized. To be categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

There are no conditions or events since that notification that management believes has changed the institutions’ categories. The Company’s and its bank subsidiary’s actual capital amounts and ratios are presented in the table below (in thousands):

	Actual		For Capital Adequacy Purposes:				To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2013:
Total Capital (to Risk-Weighted Assets):
Consolidated	$525,460	17%	≥	$247,985	≥	8%		N/A
First Financial Bank, N.A.	$433,538	14%	≥	$246,788	≥	8%	≥	$308,484	≥	10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$490,460	16%	≥	$123,993	≥	4%		N/A
First Financial Bank, N.A.	$398,538	13%	≥	$123,394	≥	4%	≥	$185,091	≥	6%

Tier1 Capital (to Average Assets):
Consolidated	$490,460	10%	≥	$149,488	≥	3%		N/A
First Financial Bank, N.A.	$398,538	8%	≥	$148,690	≥	3%	≥	$247,816	≥	5%

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets):
Consolidated	$475,442	19%	≥	$203,620	≥	8%		N/A
First Financial Bank, N.A.	$376,106	15%	≥	$202,391	≥	8%	≥	$252,988	≥	10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$443,481	17%	≥	$101,810	≥	4%		N/A
First Financial Bank, N.A.	$344,335	14%	≥	$101,195	≥	4%	≥	$151,793	≥	6%

Tier1 Capital (to Average Assets):
Consolidated	$443,481	11%	≥	$125,558	≥	3%		N/A
First Financial Bank, N.A.	$344,335	8%	≥	$125,413	≥	3%	≥	$209,021	≥	5%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

In connection with the First Financial Trust & Asset Management Company, N.A.’s (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2013, our Trust Company had tangible net assets totaling $6,664,000.

Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2013, the subsidiary bank’s reserve balance was $5,916,000. No such reserves were required at December 31, 2012.

15.	STOCK OPTION PLAN:

The Company has an incentive stock plan to provide for the granting of options to senior management of the Company at prices not less than market at the date of grant. At December 31, 2013, the Company had allocated 1,836,000 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. Shares are issued under the stock option plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2013 is presented in the table and narrative below:

	Shares	Weighted-Average Ex. Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	420,093	$29.62
Granted	197,500	61.70
Exercised	(75,616)	25.89
Cancelled	(9,945)	34.13

Outstanding, end of year	532,032	41.97	7.09	$22,332

Exercisable at end of year	179,412	$28.97	4.12	$5,198

The options outstanding at December 31, 2013, had exercise prices ranging between $22.05 and $61.70. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2013:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested
$22.05	32,476	1.1	32,476
27.32	63,787	3.1	63,787
33.55	106,599	5.4	59,319
31.45	132,670	7.8	23,830
61.70	196,500	9.8	—

The fair value of the options granted in 2013 and 2011 was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 1.59% and 1.34%; expected dividend yield of 1.69% and 2.88%; expected life of 5.99 and 5.93 years; and expected volatility of 26.91% and 26.92%, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The weighted-average grant-date fair value of options granted during 2013 and 2011 was $14.28 and $5.94, respectively. There were no grants during 2012. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011, was $1,958,000, $510,000, and $619,000, respectively.

As of December 31, 2013, there was $2,908,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.65 years. The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 was $565,000, $423,000 and $369,000 respectively.

The aggregate intrinsic value of vested stock options at December 31, 2013 totaled $5,198,000.

16.	CONDENSED FINANCIAL INFORMATION—PARENT COMPANY:

Condensed Balance Sheets-December 31, 2013 and 2012

	2013	2012
ASSETS
Cash in subsidiary bank	$11,960	$4,780
Cash in unaffiliated banks	2	2
Interest-bearing deposits in subsidiary bank	64,108	67,263

Total cash and cash equivalents	76,070	72,045
Interest-bearing time deposits in unaffiliated banks	480	3,078
Securities available-for-sale, at fair value	11,701	12,706
Investment in and advances to subsidiaries, at equity	507,074	468,502
Intangible assets	723	723
Other assets	2,054	1,961

Total assets	$598,102	$559,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total liabilities	$10,455	$2,052
Shareholders’ equity:
Common stock	320	315
Capital surplus	302,991	277,412
Retained earnings	273,972	227,927
Treasury shares	(5,490)	(5,007)
Deferred compensation	5,490	5,007
Accumulated other comprehensive earnings	10,364	51,309

Total shareholders’ equity	587,647	556,963

Total liabilities and shareholders’ equity	$598,102	$559,015

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Condensed Statements of Earnings-

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Income:
Cash dividends from subsidiaries	$64,200	$58,400	$47,350
Excess of earnings over dividends of subsidiaries	17,192	17,547	22,722
Other income	3,118	2,682	2,435

	84,510	78,629	72,507

Expenses:
Salaries and employee benefits	4,540	3,668	3,493
Other operating expenses	3,017	2,338	2,199

	7,557	6,006	5,692

Earnings before income taxes	76,953	72,623	66,815
Income tax benefit	1,915	1,602	1,554

Net earnings	$78,868	$74,225	$68,369

Condensed Statements of Cash Flows-

For the Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Cash flows from operating activities:
Net earnings	$78,868	$74,225	$68,369
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary bank	(17,192)	(17,547)	(22,722)
Depreciation and amortization, net	135	142	187
Decrease (increase) in other assets	(3)	34	396
Increase (decrease) in liabilities	890	(918)	774

Net cash provided by operating activities	62,698	55,936	47,004

Cash flows from investing activities:
Acquisition of bank	(39,200)	—	—
Net decrease (increase) in interest-bearing time deposits in unaffiliated banks	2,598	(960)	2,160
Purchase of available-for-sale securities	—	—	(5,756)
Maturities of available-for-sale securities	—	5,430	2,500
Purchases of bank premises and equipment	(224)	(86)	(204)
Repayment from (of advances to) investment in and advances to subsidiaries, net	700	(400)	820

Net cash used in (provided by) investing activities	(36,126)	3,984	(480)

Cash flows from financing activities:
Proceeds of stock issuances	1,958	824	950
Cash dividends paid	(24,505)	(38,719)	(29,359)

Net cash used in financing activities	(22,547)	(37,895)	(28,409)

Net increase in cash and cash equivalents	4,025	22,025	18,115
Cash and cash equivalents, beginning of year	72,045	50,020	31,905

Cash and cash equivalents, end of year	$76,070	$72,045	$50,020

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

In connection with the Company’s Federal Housing Administration (FHA) mortgage loan originations, the parent company has executed a corporate guarantee agreement in which the parent company guarantees the ongoing FHA net worth and liquidity compliance of First Financial Bank, N.A.

17.	CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Supplemental cash flow information:
Interest paid	$4,077	$5,419	$8,664
Federal income taxes paid	21,790	20,779	18,942
Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	1,615	2,459	6,013
Investment securities purchased but not settled	7,248	8,589	21,325

18.	ACQUISITION:

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

December 31, 2013, 2012 and 2011

The assets acquired and liabilities assumed were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The acquisition was not considered to be a significant business combination. The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (in thousands):

Fair value of consideration paid:
Cash	$39,200
Common stock issued (420,000 shares)	23,100

Total fair value of consideration paid	62,300

Fair value of identifiable assets acquired:
Cash and cash equivalents	13,494
Securities available-for-sale	107,735
Loans	293,288
Identifiable intangible assets	2,300
Other assets	12,569

Total identifiable assets acquired	429,386

Fair value of liabilities assumed:
Deposits	385,950
Other liabilities	4,154

Total liabilities assumed	390,104

Fair value of net identifiable assets acquired	39,282

Goodwill resulting from acquisition	$23,018

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