Form 10-Q
period 2014-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2014-04-29
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2014
Common Stock, $0.01 par value per share	64,039,234 (See Note 2)

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at March 31, 2014 and 2013 and December 31, 2013, and the consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for the three months ended March 31, 2014 and 2013, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2014	2013	2013
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$160,469	$113,958	$183,084
FEDERAL FUNDS SOLD	3,620	3,175	3,430
INTEREST-BEARING DEPOSITS IN BANKS	3,772	20,065	25,498

Total cash and cash equivalents	167,861	137,198	212,012

INTEREST-BEARING TIME DEPOSITS IN BANKS	30,026	45,172	31,917

SECURITIES AVAILABLE-FOR-SALE, at fair value	2,163,017	1,958,151	2,057,723

SECURITIES HELD-TO-MATURITY (fair value of $591, $920 and $694 at March 31, 2014 and 2013 and December 31, 2013, respectively)	582	903	684

LOANS
Held for investment	2,688,288	2,128,015	2,684,285
Less - allowance for loan losses	(34,693)	(34,672)	(33,900)

Net loans held for investment	2,653,595	2,093,343	2,650,385
Held for sale	10,429	10,122	5,163

Net loans	2,664,024	2,103,465	2,655,548

BANK PREMISES AND EQUIPMENT, net	95,406	86,265	95,505
INTANGIBLE ASSETS	97,482	71,963	97,485
OTHER ASSETS	62,629	52,863	71,334

Total assets	$5,281,027	$4,455,980	$5,222,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,389,331	$1,237,840	$1,362,184
INTEREST-BEARING DEPOSITS	2,844,950	2,312,286	2,772,891

Total deposits	4,234,281	3,550,126	4,135,075

DIVIDENDS PAYABLE	8,318	7,879	8,318
SHORT-TERM BORROWINGS	383,220	263,345	463,888
OTHER LIABILITIES	38,642	70,378	27,280

Total liabilities	4,664,461	3,891,728	4,634,561

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, authorized 80,000,000 shares; 64,039,234, 31,519,973, and 31,992,497 shares issued at March 31, 2014 and 2013 and December 31, 2013, respectively	640	315	320
Capital surplus	303,875	278,122	302,991
Retained earnings	287,670	238,625	273,972
Treasury stock (shares at cost: 537,632, 268,348, and 269,467 at March 31, 2014 and 2013 and December 31, 2013, respectively)	(5,618)	(5,138)	(5,490)
Deferred compensation	5,618	5,138	5,490
Accumulated other comprehensive earnings	24,381	47,190	10,364

Total shareholders’ equity	616,566	564,252	587,647

Total liabilities and shareholders’ equity	$5,281,027	$4,455,980	$5,222,208

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME:
Interest and fees on loans	$33,058	$26,445
Interest on investment securities:
Taxable	7,084	6,375
Exempt from federal income tax	7,980	6,579
Interest on federal funds sold and interest-bearing deposits in banks	87	176

Total interest income	48,209	39,575

INTEREST EXPENSE:
Interest on deposits	940	867
Other	96	37

Total interest expense	1,036	904

Net interest income	47,173	38,671

PROVISION FOR LOAN LOSSES	1,690	401

Net interest income after provision for loan losses	45,483	38,270

NONINTEREST INCOME:
Trust fees	4,576	3,793
Service charges on deposit accounts	4,047	3,895
ATM, interchange and credit card fees	4,443	3,729
Real estate mortgage operations	1,024	1,384
Net gain (loss) on sale of available-for-sale securities (includes $(4) and $222 for the three months ended March 31, 2014 and 2013, respectively, related to accumulated other comprehensive earnings reclassifications)	(4)	222
Net gain (loss) on sale of foreclosed assets	452	(316)
Other	1,867	1,253

Total noninterest income	16,405	13,960

NONINTEREST EXPENSE:
Salaries and employee benefits	17,414	15,180
Net occupancy expense	2,234	1,766
Equipment expense	2,622	2,281
FDIC insurance premiums	659	572
ATM, interchange and credit card expenses	1,480	1,340
Professional and service fees	1,080	803
Printing, stationery and supplies	775	472
Amortization of intangible assets	75	10
Other	6,109	5,047

Total noninterest expense	32,448	27,471

EARNINGS BEFORE INCOME TAXES	29,440	24,759
INCOME TAX EXPENSE (includes $(1) and $78 for the three months ended March 31, 2014 and 2013, respectively, related to income tax expense from reclassification items)	7,104	6,182

NET EARNINGS	$22,336	$18,577

EARNINGS PER SHARE, BASIC	$0.35	$0.29

EARNINGS PER SHARE, ASSUMING DILUTION	$0.35	$0.29

DIVIDENDS PER SHARE	$0.13	$0.13

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013

NET EARNINGS	$22,336	$18,577

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	21,560	(6,115)

Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income tax	4	(222)

Total other items of comprehensive earnings (losses)	21,564	(6,337)

Income tax benefit (expense) related to other items of comprehensive earnings	(7,547)	2,218

COMPREHENSIVE EARNINGS	$36,353	$14,458

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity

Balances at December 31, 2012	31,496,881	$315	$277,412	$227,927	(266,845)	$(5,007)	$5,007	$51,309	$556,963

Net earnings (unaudited)	—	—	—	18,577	—	—	—	—	18,577

Stock option exercises (unaudited)	23,092	—	612	—	—	—	—	—	612

Cash dividends declared, $0.13 per share (unaudited)	—	—	—	(7,879)	—	—	—	—	(7,879)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(4,119)	(4,119)

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	10	—	—	—	—	—	10

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(1,503)	(131)	131	—	—

Stock option expense (unaudited)	—	—	88	—	—	—	—	—	88

Balances at March 31, 2013 (unaudited)	31,519,973	$315	$278,122	$238,625	(268,348)	$(5,138)	$5,138	$47,190	$564,252

Balances at December 31, 2013	31,992,497	$320	$302,991	$273,972	(269,467)	$(5,490)	$5,490	$10,364	$587,647

Net earnings (unaudited)	—	—	—	22,336	—	—	—	—	22,336

Stock option exercises (unaudited)	27,120	—	713	—	—	—	—	—	713

Cash dividends declared, $0.13 per share (unaudited)	—	—	—	(8,318)	—	—	—	—	(8,318)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	14,017	14,017

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	25	—	—	—	—	—	25

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	651	(128)	128	—	—

Stock option expense (unaudited)	—	—	146	—	—	—	—	—	146

Two-for-one stock split in the form of a 100% stock dividend (unaudited)	32,019,617	320	—	(320)	(268,816)	—	—	—	—

Balances at March 31, 2014 (unaudited)	64,039,234	$640	$303,875	$287,670	(537,632)	$(5,618)	$5,618	$24,381	$616,566

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22,336	$18,577
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,316	2,007
Provision for loan losses	1,690	401
Securities premium amortization (discount accretion), net	4,652	4,208
Gain on sale of assets, net	(451)	(74)
Change in loans held for sale	(3,174)	1,334
Change in other assets	8,174	8,732
Change in other liabilities	7,842	7,440

Total adjustments	21,049	24,048

Net cash provided by operating activities	43,385	42,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing time deposits in banks	1,891	3,833
Activity in available-for-sale securities:
Sales	904	5,227
Maturities	49,491	94,803
Purchases	(142,638)	(236,984)
Activity in held-to-maturity securities - maturities	102	158
Net increase in loans	(7,150)	(51,454)
Purchases of bank premises and equipment and other assets	(1,909)	(4,567)
Proceeds from sale of other assets	839	1,015

Net cash used in investing activities	(98,470)	(187,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	27,147	(73,868)
Net increase (decrease) in interest-bearing deposits	72,059	(8,590)
Net increase (decrease) in short-term borrowings	(80,668)	3,648
Common stock transactions:
Proceeds from stock issuances	714	613
Dividends paid	(8,318)	—

Net cash provided by (used in) financing activities	10,934	(78,197)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(44,151)	(223,541)

CASH AND CASH EQUIVALENTS, beginning of period	212,012	360,739

CASH AND CASH EQUIVALENTS, end of period	$167,861	$137,198

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$1,055	$953
Federal income tax paid	—	—
Transfer of loans to foreclosed assets	158	39
Investment securities purchased but not settled	3,387	21,095

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of the Company, a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA, and its wholly-owned subsidiaries: First Financial Bank, National Association, Abilene, Texas; First Technology Services, Inc.; First Financial Trust & Asset Management Company, National Association; First Financial Investments, Inc.; and First Financial Insurance Agency, Inc.

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of March 31, 2014, we had 60 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Mauriceville, Merkel, Midlothian, Mineral Wells, Moran, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Trent, Trophy Club, Vidor, Waxahachie, and Willow Park. Our trust subsidiary has seven locations which are located in Abilene, Fort Worth, Odessa, Orange, San Angelo, Stephenville and Sweetwater, all in Texas.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2013. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under U. S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

On May 31, 2013, the Company acquired 100% of the outstanding capital stock of Orange Savings Bank, SSB, a wholly-owned subsidiary of OSB Financial Services, Inc. The results of operations of Orange Savings Bank, SSB, subsequent to the acquisition date, are included in the consolidated earnings of the Company. See Note 10 for more information.

On October 26, 2011, the Company’s Board of Directors authorized the repurchase of up to 750,000 common shares through September 30, 2014. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2014, no shares have been repurchased under this authorization.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with the current or any prior evaluations.

Note 2 - Stock Split

On April 22, 2014, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective for shareholders of record on May 15, 2014 to be distributed on June 2, 2014. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the three months ended March 31, 2014.

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months ended March 31, 2014 and 2013, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2014 and 2013 were 64,010,076 and 31,507,975 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2014 and 2013 were 64,212,018 and 31,601,364 shares, respectively.

Note 4 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $30,026,000 and $31,917,000 at March 31, 2014 and December 31, 2013, respectively, and have original maturities generally ranging from one to two years. Of these amounts, $27,351,000 and $29,002,000 are time deposits with balances greater than $100,000 at March 31, 2014 and December 31, 2013, respectively.

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at estimated fair value, with all unrealized gains and unrealized losses judged to be temporary, net of deferred income taxes, excluded from earnings and reported in the consolidated statements of comprehensive earnings. Available-for-sale securities that have unrealized losses that are judged other-than-temporary are included in gain (loss) on sale of securities and a new cost basis is established. Securities classified as trading are recorded at estimated fair value with unrealized gains and losses included in earnings.

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

The Company’s investment portfolio consists of obligations of U. S. government sponsored-enterprises and agencies, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third party pricing services to value its investment securities, which the Company reviews as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with pricing matrices. The Company validates quarterly, on a sample basis, prices supplied by the independent pricing services by comparison to prices obtained from other third party sources.

A summary of the Company’s available-for-sale securities follows (in thousands):

	March 31, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Obligations of U.S. government sponsored-enterprises and agencies	$132,400	$1,363	$—	$133,763
Obligations of states and political subdivisions	1,019,817	37,857	(5,283)	1,052,391
Corporate bonds and other	97,936	3,502	—	101,438
Residential mortgage-backed securities	733,046	14,463	(5,177)	742,332
Commercial mortgage-backed securities	135,656	41	(2,604)	133,093

Total securities available-for-sale	$2,118,855	$57,226	$(13,064)	$2,163,017

	December 31, 2013
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Obligations of U.S. government sponsored-enterprises and agencies	$136,416	$1,672	$—	$138,088
Obligations of states and political subdivisions	974,608	27,980	(11,319)	991,269
Corporate bonds and other	105,490	3,550	—	109,040
Residential mortgage-backed securities	706,289	12,253	(7,922)	710,620
Commercial mortgage-backed securities	112,323	—	(3,617)	108,706

Total securities available-for-sale	$2,035,126	$45,455	$(22,858)	$2,057,723

Disclosures related to the Company’s held-to-maturity securities, which totaled $582,000 and $684,000 at March 31, 2014 and December 31, 2013, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay these obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2014 were computed by using scheduled amortization of balances and historical prepayment rates. At March 31, 2014 and December 31, 2013, the Company did not hold any CMOs that entail higher rates than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2014, by contractual or expected maturity, as applicable, are shown below (in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$68,456	$69,139
Due after one year through five years	600,245	623,806
Due after five years through ten years	569,700	582,169
Due after ten years	11,752	12,478
Mortgage-backed securities	868,702	875,425

Total	$2,118,855	$2,163,017

The following tables disclose, as of March 31, 2014 and December 31, 2013, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or longer (in thousands):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$187,995	$4,424	$17,998	$859	$205,993	$5,283
Residential mortgage-backed securities	258,426	4,821	10,643	356	269,069	5,177
Commercial mortgage-backed securities	100,272	2,154	10,040	450	110,312	2,604

Total	$546,693	$11,399	$38,681	$1,665	$585,374	$13,064

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$316,394	$10,973	$4,153	$346	$320,547	$11,319
Residential mortgage-backed securities	228,423	7,623	5,624	299	234,047	7,922
Commercial mortgage-backed securities	108,706	3,617	—	—	108,706	3,617

Total	$653,523	$22,213	$9,777	$645	$663,300	$22,858

The number of investments in an unrealized loss position totaled 278 at March 31, 2014. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making the determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2014 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at $1,329,068,000 at March 31, 2014, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended March 31, 2014 and 2013, sales of investment securities that were classified as available-for-sale totaled $904,000 and $5,227,000, respectively. Gross realized gains from security sales and calls during the first quarter of 2014 and 2013 totaled $1,000 and $223,000, respectively. Gross realized losses from security sales and calls during the first quarter of 2014 and 2013 totaled $5,000 and $1,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 5 - Loans and Allowance for Loan Losses

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

The Company has lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on an annual basis and makes changes as appropriate. Management receives and reviews monthly reports related to loan originations, quality, concentrations, delinquencies, nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geographic location.

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

The allowance for loan losses is an amount management believes is appropriate to absorb probable losses that have been incurred on existing loans as of the balance sheet date based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined based on probable losses on specific classified loans; (ii) a general reserve that considers historical loss rates; and (iii) qualitative reserves based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss on a particular loan. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including, without limitations, unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This qualitative reserve serves to estimate for additional areas of incurred losses in our portfolio that are not reflected in our historic loss factors.

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

Loans are considered impaired when, based on current information and events, management determines that it is probable we will be unable to collect all amounts due in accordance with the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2014 and 2013, and December 31, 2013, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. To date, these troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore have been placed on non-accrual. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of March 31, 2014 and 2013, and December 31, 2013, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Loans acquired, including loans acquired in a business combination, are initially recorded at fair value with no valuation allowance. Acquired loans are segregated between those considered to be credit impaired and those deemed performing. To make this determination, management considers such factors as past due status, non-accrual status and credit risk ratings. The fair value of acquired performing loans is determined by discounting expected cash flows, both principal and interest, at prevailing market interest rates. The difference between the fair value and principal balances due at acquisition date, the fair value discount, is accreted into income over the estimated life of each loan.

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their fair value was initially based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the cash flows expected at acquisition and the investment in the loan, is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on non-accrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at March 31, 2014 and December 31, 2013 was $2,605,000 and $2,707,000, respectively, compared to a contractual balance of $3,844,000 and $3,970,000, respectively. There were no such amounts at March 31, 2013. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	March 31,		December 31,
	2014	2013	2013
Commercial	$607,281	$513,422	$596,730
Agricultural	65,121	55,247	75,928
Real estate	1,680,807	1,275,564	1,678,514
Consumer	335,079	283,782	333,113

Total loans held-for-investment	$2,688,288	$2,128,015	$2,684,285

Loans held for sale totaled $10,429,000, $10,122,000 and $5,163,000 at March 31, 2014 and 2013 and December 31, 2013, respectively, which were recorded at cost as fair value exceeded cost.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	March 31,		December 31,
	2014	2013	2013
Non-accrual loans*	$24,710	$22,509	$27,926
Loans still accruing and past due 90 days or more	30	24	133
Restructured loans**	—	—	—

Total	$24,740	$22,533	$28,059

*	Includes $2,605,000 and $2,707,000 of purchased credit impaired loans as of March 31, 2014 and December 31, 2013, respectively. There were no purchased credit impaired loan balances at March 31, 2013.
**	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans. All of our restructured loans are included in non-accrual loans.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

March 31, 2014		March 31, 2013		December 31, 2013
Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
Investment	Allowance	Investment	Allowance	Investment	Allowance
$24,710	$5,283	$22,509	$5,793	$27,926	$5,338

The average recorded investment in impaired loans for the three months ended March 31, 2014 and 2013, and the year ended December 31, 2013 was approximately $26,770,000, $23,163,000 and $31,293,000, respectively. The Company had $27,553,000, $25,718,000 and $31,128,000 in non-accrual, past due 90 days still accruing and restructured loans and foreclosed assets at March 31, 2014 and 2013, and December 31, 2013, respectively. Non-accrual loans totaled $24,710,000, $22,509,000 and $27,926,000 at March 31, 2014 and 2013, and December 31, 2013, respectively, and consisted of the following amounts by class of financing receivables (in thousands):

	March 31,		December 31,
	2014	2013	2013
Commercial	$2,809	$1,133	$4,281
Agricultural	109	473	131
Real estate	20,921	20,502	22,548
Consumer	871	401	966

Total	$24,710	$22,509	$27,926

No additional funds are committed to be advanced in connection with impaired loans as of March 31, 2014.

The Company’s impaired loans and related allowance as of March 31, 2014 and 2013, and December 31, 2013, are summarized in the following table by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

March 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three- month Average Recorded Investment
Commercial	$3,250	$258	$2,551	$2,809	$1,200	$2,956
Agricultural	123	15	94	109	36	111
Real Estate	28,028	5,387	15,534	20,921	3,865	22,764
Consumer	1,062	494	377	871	182	939

Total	$32,463	$6,154	$18,556	$24,710	$5,283	$26,770

*	Includes $2,605,000 of purchased credit impaired loans.

March 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three- month Average Recorded Investment
Commercial	$1,555	$25	$1,108	$1,133	$555	$1,232
Agricultural	489	25	448	473	169	483
Real Estate	24,937	1,956	18,546	20,502	4,901	21,028
Consumer	466	77	324	401	168	420

Total	$27,447	$2,083	$20,426	$22,509	$5,793	$23,163

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$4,764	$934	$3,348	$4,282	$1,079	$5,017
Agricultural	139	17	114	131	41	144
Real Estate	31,704	5,794	16,753	22,547	4,006	25,060
Consumer	1,117	545	421	966	212	1,072

Total	$37,724	$7,290	$20,636	$27,926	$5,338	$31,293

*	Includes $2,707,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $685,000 during the year ended December 31, 2013. Such amounts for the three-month periods ended March 31, 2014 and 2013 were not significant.

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

Credits rated special mention show clear signs of financial weakness or deterioration in credit worthiness, however, such concerns are not so pronounced that the Company generally expects to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits rated more harshly.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same, at March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$595,060	$5,079	$7,142	$—	$607,281
Agricultural	64,755	103	261	2	65,121
Real Estate	1,614,094	19,043	47,529	141	1,680,807
Consumer	332,817	563	1,692	7	335,079

Total	$2,606,726	$24,788	$56,624	$150	$2,688,288

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$584,547	$3,032	$9,151	$—	$596,730
Agricultural	75,382	245	298	3	75,928
Real Estate	1,609,242	20,773	48,352	147	1,678,514
Consumer	330,870	639	1,595	9	333,113

Total	$2,600,041	$24,689	$59,396	$159	$2,684,285

At March 31, 2014 and December 31, 2013, the Company’s past due loans are as follows (in thousands):

March 31, 2014	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$3,903	$187	$177	$4,267	$603,014	$607,281	$—
Agricultural	535	58	5	598	64,523	65,121	4
Real Estate	16,515	1,192	1,991	19,698	1,661,109	1,680,807	11
Consumer	1,624	343	146	2,113	332,966	335,079	15

Total	$22,577	$1,780	$2,319	$26,676	$2,661,612	$2,688,288	$30

December 31, 2013	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$5,303	$287	$420	$6,010	$590,720	$596,730	$—
Agricultural	355	—	—	355	75,573	75,928	—
Real Estate	13,787	2,489	1,876	18,152	1,660,362	1,678,514	55
Consumer	2,708	582	277	3,567	329,546	333,113	78

Total	$22,153	$3,358	$2,573	$28,084	$2,656,201	$2,684,285	$133

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of March 31, 2014 and 2013, and December 31, 2013, is presented below. Management has evaluated the appropriateness of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	March 31,		December 31,
	2014	2013	2013
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$5,283	$5,793	$5,338
Remaining portfolio	29,410	28,879	28,562

Total allowance for loan losses	$34,693	$34,672	$33,900

The following table details the allowance for loan losses at March 31, 2014 and December 31, 2013 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at March 31, 2014 or December 31, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$2,743	$83	$7,299	$351	$10,476
Loans collectively evaluated for impairment	3,902	202	18,330	1,783	24,217

Total	$6,645	$285	$25,629	$2,134	$34,693

December 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$2,755	$125	$7,215	$378	$10,473
Loans collectively evaluated for impairment	3,685	258	17,725	1,759	23,427

Total	$6,440	$383	$24,940	$2,137	$33,900

Changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013 are summarized as follows by portfolio segment (in thousands):

Three months ended March 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,440	$383	$24,940	$2,137	$33,900
Provision for loan losses	335	(99)	1,233	221	1,690
Recoveries	88	3	187	122	400
Charge-offs	(218)	(2)	(731)	(346)	(1,297)

Ending balance	$6,645	$285	$25,629	$2,134	$34,693

Three months ended March 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,343	$1,541	$24,063	$1,892	$34,839
Provision for loan losses	(672)	(86)	1,120	39	401
Recoveries	121	11	28	95	255
Charge-offs	(288)	—	(350)	(185)	(823)

Ending balance	$6,504	$1,466	$24,861	$1,841	$34,672

The Company’s recorded investment in loans as of March 31, 2014 and December 31, 2013 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $2,605,000 and $2,707,000 at March 31, 2014 and December 31, 2013, respectively, are included in loans individually evaluated for impairment.

March 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$12,221	$366	$66,713	$2,262	$81,562
Loans collectively evaluated for impairment	595,060	64,755	1,614,094	332,817	2,606,726

Total	$607,281	$65,121	$1,680,807	$335,079	$2,688,288

December 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$12,183	$546	$69,272	$2,243	$84,244
Loans collectively evaluated for impairment	584,547	75,382	1,609,242	330,870	2,600,041

Total	$596,730	$75,928	$1,678,514	$333,113	$2,684,285

The Company’s loans that were modified in the three months ended March 31, 2014 and 2013 and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	4	$97	$97	2	$120	$120
Agricultural	—	—	—	1	24	24
Real Estate	1	76	76	4	796	796
Consumer	3	11	11	—	—	—

Total	8	$184	$184	7	$940	$940

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$97	$—	$—	$120	$—
Agricultural	—	—	—	—	24	—
Real Estate	—	76	—	272	350	174
Consumer	—	8	3	—	—	—

Total	$—	$181	$3	$272	$494	$174

During the three months ended March 31, 2013, eleven loans were modified as a troubled debt restructured loans within the previous 12 months and for which there was a payment default. There were no such defaults in the three months ended March 31, 2014. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. The loans are as follows (dollars in thousands):

	Three Months Ended March 31, 2013
	Number	Balance
Commercial	5	$217
Agriculture	—	—
Real Estate	5	931
Consumer	1	19

Total	11	$1,167

As of March 31, 2014, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At March 31, 2014, $1,565,974,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At March 31, 2014, $76,092,000 in advances were outstanding and $40,100,000 in letters of credit were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our bank subsidiary.

Note 6 - Income Taxes

Income tax expense was $7,104,000 for the first quarter of 2014 as compared to $6,182,000 for the same period in 2013. The Company’s effective tax rates on pretax income were 24.13% and 24.97% for the first quarter of 2014 and 2013, respectively. The effective tax rates differ from the statutory federal tax rate of 35% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and the settlement of a bank owned life insurance contract.

Note 7 - Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. At March 31, 2014, no options have been granted in 2014. On October 22, 2013, the Company granted 395,000 shares in incentive stock options at an exercise price of $30.85 to its employees. The Company recorded stock option expense totaling approximately $146,000 and $88,000 for the three-month periods ended March 31, 2014 and 2013, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

Note 8 - Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $1,000,000 in 2013 and has to date made no contributions in 2014.

Net periodic benefit costs totaling $130,000 and $208,000 were recorded, respectively, for the three months ended March 31, 2014 and 2013.

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

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2014 or 2013.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored-enterprises and agencies	$15,167	$118,596	$—	$133,763
Obligations of states and political subdivisions	35,579	1,016,812	—	1,052,391
Corporate bonds	—	96,422	—	96,422
Residential mortgage-backed securities	38,253	704,079	—	742,332
Commercial mortgage-backed securities	—	133,093	—	133,093
Other securities	5,016	—	—	5,016

Total	$94,015	$2,069,002	$—	$2,163,017

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2014:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, or Level 3 inputs based on the discounting of the collateral. At March 31, 2014, impaired loans with a carrying value of $24,710,000 were reduced by specific valuation reserves totaling $5,283,000 resulting in a net fair value of $19,427,000.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At March 31, 2014, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months ended March 31, 2014 and 2013 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Carrying value of other real estate owned prior to re-measurement	$—	$1,827
Write-downs included in gain (loss) on sale of other real estate owned	—	(304)

Fair value	$—	$1,523

At March 31, 2014 and 2013, and December 31, 2013, other real estate owned totaled $2,682,000, $3,052,000 and $2,903,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at March 31, 2014 and December 31, 2013, were as follows (in thousands):

	March 31,		December 31,
	2014		2013
	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$160,469	$160,469	$183,084	$183,084	Level 1

Federal funds sold	3,620	3,620	3,430	3,430	Level 1

Interest-bearing deposits in banks	3,772	3,772	25,498	25,498	Level 1

Interest-bearing time deposits in banks	30,026	30,137	31,917	32,059	Level 2

Available-for-sale securities	2,163,017	2,163,017	2,057,723	2,057,723	Levels 1 and 2

Held-to-maturity securities	582	591	684	694	Level 2

Loans	2,664,024	2,679,739	2,655,548	2,667,743	Level 3

Accrued interest receivable	22,455	22,455	26,865	26,865	Level 2

Deposits with stated maturities	681,158	683,245	686,626	688,876	Level 2

Deposits with no stated maturities	3,553,123	3,553,123	3,448,448	3,448,448	Level 1

Short term borrowings	383,220	383,220	463,888	463,888	Level 2

Accrued interest payable	280	280	299	299	Level 2

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

The fair value of total loans acquired was $293,288,000 at acquisition compared to contractual amounts of $299,252,000. The fair value of purchased credit impaired loans at acquisition was $4,475,000 compared to contractual amounts of $5,878,000. Additional purchased credit impaired loan disclosures have been omitted due to immateriality. All other acquired loans were considered performing loans.

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

The following discussion of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2013 Annual Report on Form 10-K.

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

We deem our most critical accounting policies to be (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities is included in note 5 and note 4, respectively, to our notes to consolidated financial statements (unaudited) which begins on page 9.

Stock Split

On April 22, 2014, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective for shareholders of record on May 15, 2014 to be distributed on June 2, 2014. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the three months ended March 31, 2014.

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

Results of Operations

Performance Summary. Net earnings for the first quarter of 2014 were $22.34 million compared to $18.58 million for the same period in 2013, or a 20.23% increase.

Basic earnings per share for the first quarter of 2014 were $0.35 compared to $0.29 for the same quarter last year. The return on average assets was 1.74% for the first quarter of 2014, as compared to 1.71% for the same quarter of 2013. The return on average equity was 15.02% for the first quarter of 2014 as compared to 13.41% a year ago.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $51.80 million for the first quarter of 2014, as compared to $42.47 million for the same period last year. The increase in 2014 compared to 2013 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $745.76 million for the first quarter of 2014 over the same period in 2013. Average tax exempt securities and average loans increased $168.00 million and $578.34 million, respectively, for the first quarter of 2014 over the first quarter of 2013. Average interest bearing liabilities increased $651.89 million for the first quarter of 2014, as compared to the same period in 2013. The yield on earning assets increased 13 basis points during the first quarter of 2014, whereas the rate paid on interest-bearing liabilities decreased 1 basis point in the first quarter of 2014 primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
	Change Attributable to		Total Change
	Volume	Rate

Short-term investments	$(107)	$17	$(90)
Taxable investment securities	507	202	709
Tax-exempt investment securities (1)	2,051	94	2,145
Loans (1) (2)	7,327	(623)	6,704

Interest income	9,778	(310)	9,468

Interest-bearing deposits	186	(113)	73
Short-term borrowings	21	38	59

Interest expense	207	(75)	132

Net interest income	$9,571	$(235)	$9,336

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the first quarter of 2014 was 4.32%, an increase of 13 basis points from the same period in 2013. Although interest rates have continued to remain at historically low levels, the Company is beginning to see improvements in its net interest margin. This improvement is a result of our continued efforts to mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, reducing rates paid on interest bearing deposits and increases in the overall reinvestment rate of our security portfolio. We expect interest rates to remain at the current low levels based on comments made by the Federal Reserve, which will continue to place pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended March 31,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$54,426	$87	0.68%	$137,595	$176	0.56%
Taxable investment securities (2)	1,121,296	7,084	2.53	1,038,706	6,375	2.45
Tax-exempt investment securities (2)(3)	992,947	12,218	4.92	824,947	10,073	4.88
Loans (3)(4)	2,689,474	33,450	5.04	2,111,138	26,747	5.14

Total earning assets	4,858,143	52,839	4.41%	4,112,386	43,371	4.28%
Cash and due from banks	147,583			129,945
Bank premises and equipment, net	95,702			85,476
Other assets	44,969			46,417
Goodwill and other intangible assets, net	97,493			71,968
Allowance for loan losses	(34,438)			(34,900)

Total assets	$5,209,452			$4,411,292

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,817,181	$941	0.14%	$2,320,932	$868	0.15%
Short-term borrowings	426,204	96	0.09	270,561	37	0.06

Total interest-bearing liabilities	3,243,385	1,037	0.13%	2,591,493	905	0.14%
Noninterest-bearing deposits	1,329,103			1,205,522
Other liabilities	33,749			52,630

Total liabilities	4,606,237			3,849,645
Shareholders’ equity	603,215			561,647

Total liabilities and shareholders’ equity	$5,209,452			$4,411,292

Net interest income		$51,802			$42,466

Rate Analysis:
Interest income/earning assets			4.41%			4.28%
Interest expense/earning assets			0.09			0.09

Net yield on earning assets			4.32%			4.19%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the first quarter of 2014 was $16.41 million, an increase of $2.45 million over the same period in 2013. Trust fees increased $783 thousand, ATM, interchange and credit card fees increased $714 thousand and service charges on deposit accounts increased $152 thousand. The increase in trust fees reflects an increase in fees from mineral management as well as assets under management over the prior year from both market value growth and growth in assets managed. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $3.47 billion at March 31, 2014 as compared to $3.02 billion a year ago. The increases in ATM, interchange and credit card fees and service charges on deposit accounts is primarily a result of an increase in the number of accounts and from our Orange acquisition. Also included in noninterest income in the first quarter of 2014 was a $605 thousand gain on the settlement of a bank owned life insurance contract and gains of $452 thousand on the sale of foreclosed assets compared to losses of $316 thousand in the same period a year ago.

Offsetting these increases were decreases in real estate mortgage fees of $360 thousand, net gain on sale of available-for-sale securities of $226 thousand and net gain on sale of assets of $165 thousand. The decline in real estate mortgage fees is a result of the overall decline in mortgage refinance activity.

Table 3 - Noninterest Income (in thousands):

	Three Months Ended March 31,
	2014	Increase (Decrease)	2013

Trust fees	$4,576	$783	$3,793
Service charges on deposit accounts	4,047	152	3,895
ATM, interchange and credit card fees	4,443	714	3,729
Real estate mortgage operations	1,024	(360)	1,384
Net gain (loss) on sale of available-for-sale securities	(4)	(226)	222
Net gain (loss) on sale of foreclosed assets	452	768	(316)

Other:
Check printing fees	57	7	50
Safe deposit rental fees	190	25	165
Credit life and debt protection fees	26	(14)	40
Brokerage commissions	229	120	109
Interest on loan recoveries	281	43	238
Gain on sale of assets	3	(165)	168
Miscellaneous income	1,081	598	483

Total other	1,867	614	1,253

Total Noninterest Income	$16,405	$2,445	$13,960

Noninterest Expense. Total noninterest expense for the first quarter of 2014 was $32.45 million, an increase of $4.98 million, or 18.12%, as compared to the same period in 2013. An important measure in determining whether a financial institution effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first quarter of 2014 was 47.57%, compared to 48.68% from the same period in 2013.

Salaries and employee benefits for the first quarter of 2014 totaled $17.41 million, an increase of $2.23 million compared to 2013. The increase was largely the result of additional employees to staff new branches, annual pay increases, our Orange acquisition and an increase in health care expenses.

All other categories of noninterest expense for the first quarter of 2014 totaled $15.04 million, an increase of $2.74 million, or 22.32%, as compared to the same period in 2013. Other categories of noninterest expense with increases included net occupancy and equipment expense, printing, stationary and supplies expense, professional and service fees and advertising, primarily all resulting from our Orange acquisition.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended March 31,
	2014	Increase (Decrease)	2013

Salaries	$12,856	$1,475	$11,381
Medical	1,490	473	1,017
Profit sharing	1,217	138	1,079
Pension	130	(78)	208
401(k) match expense	430	49	381
Payroll taxes	1,145	119	1,026
Stock option expense	146	58	88

Total salaries and employee benefits	17,414	2,234	15,180

Net occupancy expense	2,234	468	1,766
Equipment expense	2,622	341	2,281
FDIC assessment fees	659	87	572
ATM, interchange and credit card expense	1,480	140	1,340
Professional and service fees	1,080	277	803
Printing, stationery and supplies	775	303	472
Amortization of intangible assets	75	65	10

Other:
Data processing fees	74	15	59
Postage	413	35	378
Advertising	848	296	552
Correspondent bank service charges	228	26	202
Telephone	549	147	402
Public relations and business development	527	85	442
Directors’ fees	234	3	231
Audit and accounting fees	404	23	381
Legal fees	158	15	143
Regulatory exam fees	227	30	197
Travel	198	27	171
Courier expense	152	(36)	188
Operational and other losses	448	256	192
Other real estate	53	(64)	117
Other miscellaneous expense	1,596	204	1,392

Total other	6,109	1,062	5,047

Total Noninterest Expense	$32,448	$4,977	$27,471

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for new home construction and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of March 31, 2014, total loans held for investment were $2.69 billion, an increase of $4.00 million, as compared to December 31, 2013. As compared to December 31, 2013, commercial loans increased $10.55 million, agricultural loans decreased $10.81 million, real estate loans increased $2.29 million, and consumer loans increased $1.97 million. Loans averaged $2.69 billion during the first quarter of 2014, an increase of $578.34 million from the prior year first quarter average balances.

Table 5 - Composition of Loans (in thousands):

	March 31,		December 31,
	2014	2013	2013

Commercial	$607,281	$513,422	$596,730
Agricultural	65,121	55,247	75,928
Real estate	1,680,807	1,275,564	1,678,514
Consumer	335,079	283,782	333,113

Total loans held-for-investment	$2,688,288	$2,128,015	$2,684,285

At March 31, 2014, our real estate loans represent approximately 62.52% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 46.85%, (ii) commercial real estate loans of 30.07%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 13.63%, (iv) residential development and construction loans of 6.68%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 2.77%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $10.43 million, $10.12 million and $5.16 million at March 31, 2014 and 2013, and December 31, 2013, respectively, which were recorded at cost as fair value exceeded cost.

Asset Quality. The loan portfolio of our bank subsidiary is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on non-accrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Non-accrual, past due 90 days still accruing and restructured loans plus foreclosed assets were $27.55 million at March 31, 2014, as compared to $25.72 million at March 31, 2013 and $31.13 million at December 31, 2013. As a percent of loans and foreclosed assets, these assets were 1.02% at March 31, 2014, as compared to 1.20% at March 31, 2013 and 1.16% at December 31, 2013. As a percent of total assets, these assets were 0.52% at March 31, 2014 as compared to 0.58% at March 31, 2013 and 0.60% at December 31, 2013. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at March 31, 2014. The increase in dollar amount of nonperforming loans in the first quarter of 2014 and fourth quarter of 2013 compared to the first quarter of 2013 was primarily from our Orange acquisition.

Table 6 - Non-accrual, Past Due 90 Days Still Accruing and Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	March 31,		December 31,
	2014	2013	2013

Non-accrual loans*	$24,710	$22,509	$27,926
Loans still accruing and past due 90 days or more	30	24	133
Restructured loans**	—	—	—
Foreclosed assets	2,813	3,185	3,069

Total	$27,553	$25,718	$31,128

As a % of loans and foreclosed assets	1.02%	1.20%	1.16%
As a % of total assets	0.52%	0.58%	0.60%

*	Includes $2.61 million and $2.71 million of purchased credit impaired loans as of March 31, 2014 and December 31, 2013, respectively. There were no purchased credit impaired loan balances at March 31, 2013.
**	Restructured loans whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans. All of our restructured loans are included in non-accrual loans.

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on the December 31, 2013 impaired loans above of approximately $486 thousand during the year ended December 31, 2013. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2013, such income would have approximated $2.53 million. Such amounts for the 2014 and 2013 interim periods were insignificant.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to consolidated financial statements (unaudited). The provision for loan losses was $1.69 million for the first quarter of 2014, as compared to $401 thousand for the first quarter of 2013. The continued provision for loan losses in 2014 and 2013 reflects the growth in loans and continuing higher levels of nonperforming and classified assets. As a percent of average loans, net loan charge-offs were 0.14% for the first quarter of 2014 compared to 0.11% during the first quarter of 2013. The allowance for loan losses as a percent of loans was 1.29% as of March 31, 2014, as compared to 1.26% as of December 31, 2013 and 1.62% as of March 31, 2013. The decrease in the allowance for loan losses percentage at March 31, 2014 compared to March 31, 2013 is due primarily to the impact of loans acquired in the Orange acquisition, which were initially recorded at fair value with no allocated allowance for loan losses. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013

Allowance for loan losses at period end	$34,693	$34,672

Loans held for investment at period end	2,688,288	2,128,015
Average loans for period	2,689,474	2,111,138

Net charge-offs/average loans (annualized)	0.14%	0.11%
Allowance for loan losses/period-end loans	1.29%	1.62%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	140.23%	153.87%

Interest-Bearing Deposits in Banks. At March 31, 2014, our interest-bearing deposits in banks were $33.80 million compared with $65.24 million and $57.42 million as of March 31, 2013 and December 31, 2013, respectively. At March 31, 2014, interest-bearing deposits in banks included $30.03 million invested in FDIC-insured certificates of deposit, $3.55 million maintained at the Federal Reserve Bank of Dallas and $220 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At March 31, 2014, securities with a fair value of $2.16 billion were classified as securities available-for-sale and securities with an amortized cost of $582 thousand were classified as securities held-to-maturity. As compared to December 31, 2013, the available-for-sale portfolio at March 31, 2014, reflected (i) a decrease of $4.33 million in obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $61.12 million in obligations of states and political subdivisions, (iii) a decrease of $7.60 million in corporate and other bonds, and (iv) an increase of $56.10 million in mortgage-backed securities. We did not hold any collateralized mortgage obligations or structured notes as of March 31, 2014 or December 31, 2013 that we consider high risk. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at March 31, 2014 and December 31, 2013.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at March 31, 2014 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale:

Obligations of U.S. government sponsored-enterprises and agencies	$28,765	1.71%	$104,998	1.29%	$—	—%	$—	—%	$133,763	1.38%
Obligations of states and political subdivisions	34,853	4.42	422,891	4.91	582,169	5.36	12,478	6.60	1,052,391	5.16
Corporate bonds and other securities	5,520	2.31	95,918	2.50	—	—	—	—	101,438	2.49
Mortgage-backed securities	2,234	4.25	468,488	2.85	326,256	2.66	78,447	2.61	875,425	2.76

Total	$71,372	3.16%	$1,092,295	3.47%	$908,425	4.39%	$90,925	3.16%	$2,163,017	3.83%

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

As of March 31, 2014, the investment portfolio had an overall tax equivalent yield of 3.79%, a weighted average life of 5.11 years and modified duration of 4.47 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $4.23 billion as of March 31, 2014, as compared to $3.55 billion as of March 31, 2013. The growth in deposits was primarily from the Company’s acquisition of Orange Savings Bank and from continued growth in market share across our footprint. Table 9 provides a breakdown of average deposits and rates paid for the three month periods ended March 31, 2014 and 2013.

Table 9 - Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,329,103	—%	$1,205,522	—%

Interest-bearing deposits:

Interest-bearing checking	1,298,577	0.12	1,005,770	0.11
Savings and money market accounts	835,698	0.06	687,143	0.07
Time deposits under $100,000	289,150	0.21	277,206	0.28
Time deposits of $100,000 or more	393,755	0.28	350,813	0.35

Total interest-bearing deposits	2,817,180	0.14%	2,320,932	0.15%

Total average deposits	$4,146,283		$3,526,454

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $383.22 million and $263.34 million at March 31, 2014 and 2013, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $299.49 million and $269.63 million in the first quarter of 2014 and 2013, respectively. The weighted average interest rate paid on these short-term borrowings was 0.09% and 0.06% for the first quarter of 2014 and 2013, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $616.57 million, or 11.68% of total assets at March 31, 2014, as compared to $564.25 million, or 12.66% of total assets, at March 31, 2013. Included in shareholders’ equity at March 31, 2014 and March 31, 2013, were $28.70 million and $55.55 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the first quarter of 2014, total shareholders’ equity averaged $603.21 million, or 11.58% of average assets, as compared to $561.65 million, or 12.73% of average assets, during the same period in 2013.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums to be designated “well capitalized” for total risk-based, Tier 1 risk based and leverage ratios are 10.00%, 6.00% and 5.00%, respectively. As of March 31, 2014, our total risk-based, Tier 1 risk-based and leverage capital ratios on a consolidated basis were 17.39%, 16.24% and 9.95%, respectively, as compared to total risk-based, Tier 1 risk-based and leverage capital ratios of 18.80%, 17.54% and 10.69% as of March 31, 2013. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

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

As of March 31, 2014, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 0.58% and 1.19%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in net interest income of 1.62% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of March 31, 2014 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and re-pricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB which amounted to $383.22 million at March 31, 2014, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2015 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $100.0 million. At March 31, 2014, there were no amounts drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $897.92 million, at March 31, 2014, secured by portions of our loan portfolio and certain investment securities. At March 31, 2014, $76.09 million in advances and $40.10 million in letters of credit issued by the FHLB were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our subsidiary bank.

The Company renewed its loan agreement, effective June 30, 2013, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.0 million on a revolving line of credit. Prior to June 30, 2015, interest is paid quarterly at Wall Street Journal Prime Rate and the line of credit matures June 30, 2015. If a balance exists at June 30, 2015, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at March 31, 2014. There was no outstanding balance under the line of credit as of March 31, 2014, or December 31, 2013.

In addition, we anticipate that future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $56.62 million at March 31, 2014, investment securities which totaled $11.94 million which matures over 9 to 16 years, available dividends from our subsidiaries which totaled $57.61 million at March 31, 2014, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary bank may also be used as a source of funding for these potential acquisitions or expansions.

Given the strong core deposit base, relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short- and long-term liquidity needs.

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

Table 10 - Commitments as of March 31, 2014 (in thousands):

Total Notional Amounts Committed

Unfunded lines of credit	$443,340
Unfunded commitments to extend credit	125,831
Standby letters of credit	25,081

Total commercial commitments	$594,252

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2014, approximately $57.61 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $15.45 million for the three-month period ended March 31, 2013. No such dividends were paid in the three-month period ended March 31, 2014.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income as defined in such loan agreement. The cash dividend payout ratios have amounted to 37.24% and 42.42% of net earnings, respectively, for the first three months of 2014 and the same period in 2013. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 22, 2014, the board of directors declared a $0.14 (post-split) per share cash dividend to be paid on July 1, 2014 to shareholders of record on June 16, 2014. This represents a 7.69 percent increase in quarterly dividends from the first quarter of 2014.

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

To pay dividends, we and our subsidiary bank must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”) have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the FDIC and the OCC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources - Interest Rate Risk” for disclosure regarding this market risk.

Item 4.	Controls and Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of March 31, 2014.

Subsequent to our evaluation, there were no significant changes in internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, these internal controls.

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

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2013 Annual Report on Form 10-K.

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

FIRST FINANCIAL BANKSHARES, INC.

Date: April 29, 2014	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: April 29, 2014	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer