Form 10-Q
period 2014-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2014-07-31
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2014
Common Stock, $0.01 par value per share	64,053,010

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at June 30, 2014 and 2013 and December 31, 2013, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2014 and 2013, and the consolidated statements of shareholders’ equity and cash flows for the six months ended June 30, 2014 and 2013, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,		December 31, 2013
	2014	2013
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$166,237	$138,087	$183,084
FEDERAL FUNDS SOLD	3,110	16,025	3,430
INTEREST-BEARING DEPOSITS IN BANKS	68,331	6,624	25,498

Total cash and cash equivalents	237,678	160,736	212,012

INTEREST-BEARING TIME DEPOSITS IN BANKS	24,188	39,350	31,917

SECURITIES AVAILABLE-FOR-SALE, at fair value	2,173,828	1,974,604	2,057,723

SECURITIES HELD-TO-MATURITY (fair value of $576, $900 and $694 at June 30, 2014 and 2013, and December 31, 2013, respectively)	568	886	684
LOANS
Held for investment	2,773,074	2,560,890	2,684,285
Less—allowance for loan losses	(35,892)	(34,099)	(33,900)

Net loans held for investment	2,737,182	2,526,791	2,650,385
Held for sale	13,570	17,993	5,163

Net loans	2,750,752	2,544,784	2,655,548

BANK PREMISES AND EQUIPMENT, net	96,619	94,808	95,505
INTANGIBLE ASSETS	97,429	97,248	97,485
OTHER ASSETS	65,294	70,189	71,334

Total assets	$5,446,356	$4,982,605	$5,222,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,445,947	$1,305,049	$1,362,184
INTEREST-BEARING DEPOSITS	2,872,511	2,612,540	2,772,891

Total deposits	4,318,458	3,917,589	4,135,075

DIVIDENDS PAYABLE	8,968	8,311	8,318
SHORT-TERM BORROWINGS	434,583	431,575	463,888
OTHER LIABILITIES	44,311	49,266	27,280

Total liabilities	4,806,320	4,406,741	4,634,561

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock—$0.01 par value, authorized 80,000,000 shares; 64,053,010, 31,967,424, and 31,992,497 shares issued at June 30, 2014 and 2013 and December 31, 2013, respectively	640	320	320
Capital surplus	304,308	301,963	302,991
Retained earnings	299,902	249,804	273,972
Treasury stock (shares at cost: 534,905, 269,579, and 269,467 at June 30, 2014 and 2013 and December 31, 2013, respectively)	(5,723)	(5,259)	(5,490)
Deferred compensation	5,723	5,259	5,490
Accumulated other comprehensive earnings	35,186	23,777	10,364

Total shareholders’ equity	640,036	575,864	587,647

Total liabilities and shareholders’ equity	$5,446,356	$4,982,605	$5,222,208

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$33,846	$28,950	$66,904	$55,396
Interest on investment securities:
Taxable	7,091	6,313	14,175	12,688
Exempt from federal income tax	8,228	7,063	16,208	13,642
Interest on federal funds sold and interest-bearing deposits in banks	89	120	176	296

Total interest income	49,254	42,446	97,463	82,022

INTEREST EXPENSE:
Interest on deposits	955	853	1,895	1,721
Other	82	93	178	130

Total interest expense	1,037	946	2,073	1,851

Net interest income	48,217	41,500	95,390	80,171

PROVISION FOR LOAN LOSSES	1,124	832	2,814	1,233

Net interest income after provision for loan losses	47,093	40,668	92,576	78,938

NONINTEREST INCOME:
Trust fees	4,549	3,953	9,125	7,746
Service charges on deposit accounts	4,174	4,316	8,221	8,211
ATM, interchange and credit card fees	4,754	4,181	9,197	7,910
Real estate mortgage operations	1,337	1,686	2,361	3,069
Net gain (loss) on sale of available-for-sale securities (includes $(1) and $33 for the three months ended June 30, 2014 and 2013, respectively, and $(5) and $255 for the six months ended June 30, 2014 and 2013, respectively, related to accumulated other comprehensive earnings reclassifications)	(1)	33	(5)	255
Net gain (loss) on sale of foreclosed assets	47	17	499	(299)
Other	1,012	967	2,879	2,221

Total noninterest income	15,872	15,153	32,277	29,113

NONINTEREST EXPENSE:
Salaries and employee benefits	17,274	16,151	34,688	31,331
Net occupancy expense	2,273	2,064	4,507	3,831
Equipment expense	2,665	2,380	5,287	4,661
FDIC insurance premiums	684	568	1,343	1,141
ATM, interchange and credit card expenses	1,696	1,347	3,176	2,687
Professional and service fees	963	1,027	2,044	1,830
Printing, stationery and supplies	554	498	1,329	970
Amortization of intangible assets	74	33	148	43
Other	8,819	5,843	14,927	10,888

Total noninterest expense	35,002	29,911	67,449	57,382

EARNINGS BEFORE INCOME TAXES	27,963	25,910	57,404	50,669
INCOME TAX EXPENSE (includes $0 and $12 for the three months ended June 30, 2014 and 2013, respectively, and $(2) and $89 for the six months ended June 30, 2014 and 2013, respectively, related to income tax expense from reclassification items)	6,758	6,420	13,863	12,602

NET EARNINGS	$21,205	$19,490	$43,541	$38,067

EARNINGS PER SHARE, BASIC	$0.33	$0.31	$0.68	$0.60

EARNINGS PER SHARE, ASSUMING DILUTION	$0.33	$0.31	$0.68	$0.60

DIVIDENDS PER SHARE	$0.14	$0.13	$0.27	$0.26

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS—(UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET EARNINGS	$21,205	$19,490	$43,541	$38,067

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	16,622	(35,988)	38,182	(42,103)

Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income tax	1	(33)	5	(255)

Total other items of comprehensive earnings (losses)	16,623	(36,021)	38,187	(42,358)

Income tax benefit (expense) related to other items of comprehensive earnings	(5,818)	12,608	(13,365)	14,826

COMPREHENSIVE EARNINGS (LOSS)	$32,010	$(3,923)	$68,363	$10,535

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders’ Equity
	Shares	Amount			Shares	Amounts
Balances at December 31, 2012	31,496,881	$315	$277,412	$227,927	(266,845)	$(5,007)	$5,007	$51,309	$556,963
Net earnings (unaudited)	—	—	—	38,067	—	—	—	—	38,067
Stock issued in acquisition of Orange Savings Bank, SSB (unaudited)	420,000	4	23,096						23,100
Stock option exercises (unaudited)	50,543	1	1,259	—	—	—	—	—	1,260
Cash dividends declared, $0.26 per share (unaudited)	—	—	—	(16,190)	—	—	—	—	(16,190)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(27,532)	(27,532)
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	20	—	—	—	—	—	20
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,734)	(252)	252	—	—
Stock option expense (unaudited)	—	—	176	—	—	—	—	—	176

Balances at June 30, 2013 (unaudited)	31,967,424	$320	$301,963	$249,804	(269,579)	$(5,259)	$5,259	$23,777	$575,864

Balances at December 31, 2013	31,992,497	$320	$302,991	$273,972	(269,467)	$(5,490)	$5,490	$10,364	$587,647
Net earnings (unaudited)	—	—	—	43,541	—	—	—	—	43,541
Stock option exercises (unaudited)	37,753	—	910	—	—	—	—	—	910
Cash dividends declared, $0.27 per share (unaudited)	—	—	—	(17,291)	—	—	—	—	(17,291)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	24,822	24,822
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	50	—	—	—	—	—	50
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	2,696	(233)	233		—
Stock option expense (unaudited)	—	—	357	—		—	—	—	357
Two-for-one stock split in the form of a 100% stock dividend (unaudited)	32,022,760	320	—	(320)	(268,134)	—	—	—	—

Balances at June 30, 2014 (unaudited)	64,053,010	$640	$304,308	$299,902	(534,905)	$(5,723)	$5,723	$35,186	$640,036

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$43,541	$38,067
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,573	4,121
Provision for loan losses	2,814	1,233
Securities premium amortization (discount accretion), net	9,568	8,905
Gain on sale of assets, net	(541)	(125)
Deferred federal income tax benefit	(971)	(467)
Change in loans held for sale	(8,407)	(5,191)
Change in other assets	4,972	(2,876)
Change in other liabilities	4,877	2,233

Total adjustments	16,885	7,833

Net cash provided by operating activities	60,426	45,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Orange Savings Bank, SSB, less cash acquired	—	(25,706)
Net decrease in interest-bearing time deposits in banks	7,729	9,655
Activity in available-for-sale securities:
Sales	1,445	71,355
Maturities	621,807	176,692
Purchases	(710,574)	(343,474)
Activity in held-to-maturity securities—maturities	116	175
Net increase in loans	(90,627)	(194,002)
Purchases of bank premises and equipment and other assets	(5,400)	(6,215)
Proceeds from sale of other assets	2,397	1,304

Net cash used in investing activities	(173,107)	(310,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	83,763	(74,188)
Net increase (decrease) in interest-bearing deposits	99,620	(26,757)
Net increase (decrease) in short-term borrowings	(29,305)	171,878
Common stock transactions:
Proceeds from stock issuances	910	1,260
Dividends paid	(16,641)	(7,880)

Net cash provided by financing activities	138,347	64,313

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,666	(200,003)
CASH AND CASH EQUIVALENTS, beginning of period	212,012	360,739

CASH AND CASH EQUIVALENTS, end of period	$237,678	$160,736

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$2,070	$1,772
Federal income tax paid	14,445	10,107
Transfer of loans to foreclosed assets	1,015	248
Investment securities purchased but not settled	7,417	14,210

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of June 30, 2014, we had 60 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Mauriceville, Merkel, Midlothian, Mineral Wells, Moran, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Trent, Trophy Club, Vidor, Waxahachie, and Willow Park. Our trust subsidiary has seven locations which are located in Abilene, Fort Worth, Odessa, Orange, San Angelo, Stephenville and Sweetwater, all in Texas.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2013. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under U. S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

On May 31, 2013, the Company acquired 100% of the outstanding capital stock of Orange Savings Bank, SSB, a wholly-owned subsidiary of OSB Financial Services, Inc. The results of operations of Orange Savings Bank, SSB, subsequent to the acquisition date, are included in the consolidated earnings of the Company. See Note 10 for more information.

On October 26, 2011, the Company’s Board of Directors authorized the repurchase of up to 750,000 common shares through September 30, 2014. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through June 30, 2014, no shares have been repurchased under this authorization.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with the current or any prior evaluations.

Note 2—Stock Split

On April 22, 2014, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective for shareholders of record on May 15, 2014 that was distributed on June 2, 2014. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the six months ended June 30, 2014.

Note 3—Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three and six months ended June 30, 2014 and 2013, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2014 and 2013 were 64,045,282 and 63,366,710 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six months ended June 30, 2014 and 2013 were 64,027,776 and 63,192,300 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2014 and 2013 were 64,301,306 and 63,619,680 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2014 and 2013 were 64,298,525 and 63,419,942 shares, respectively.

Note 4—Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $24,188,000 and $31,917,000 at June 30, 2014 and December 31, 2013, respectively, and have original maturities generally ranging from one to two years. Of these amounts, $21,909,000 and $29,002,000 are time deposits with balances greater than $100,000 at June 30, 2014 and December 31, 2013, respectively.

Management classifies debt and equity securities as held-to-maturity, available-for-sale, or trading based on its intent. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Securities not classified as held-to-maturity or trading are classified as available-for-sale and recorded at fair value, with all unrealized gains and unrealized losses judged to be temporary, net of deferred income taxes, excluded from earnings and reported in the consolidated statements of comprehensive earnings. Available-for-sale securities that have unrealized losses that are judged other-than-temporary are included in gain (loss) on sale of securities and a new cost basis is established. Securities classified as trading are recorded at fair value with unrealized gains and losses included in earnings.

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

A summary of the Company’s available-for-sale securities follows (in thousands):

	June 30, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. government sponsored-enterprises and agencies	$118,907	$1,210	$—	$120,117
Obligations of states and political subdivisions	1,027,503	49,171	(2,016)	1,074,658
Corporate bonds and other	97,119	3,621	—	100,740
Residential mortgage-backed securities	734,301	16,183	(5,011)	745,473
Commercial mortgage-backed securities	135,214	34	(2,408)	132,840

Total securities available-for-sale	$2,113,044	$70,219	$(9,435)	$2,173,828

	December 31, 2013
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. government sponsored-enterprises and agencies	$136,416	$1,672	$—	$138,088
Obligations of states and political subdivisions	974,608	27,980	(11,319)	991,269
Corporate bonds and other	105,490	3,550	—	109,040
Residential mortgage-backed securities	706,289	12,253	(7,922)	710,620
Commercial mortgage-backed securities	112,323	—	(3,617)	108,706

Total securities available-for-sale	$2,035,126	$45,455	$(22,858)	$2,057,723

Disclosures related to the Company’s held-to-maturity securities, which totaled $568,000 and $684,000 at June 30, 2014 and December 31, 2013, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay these obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2014 were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2014, by contractual or expected maturity, as applicable, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$67,059	$67,834
Due after one year through five years	601,773	630,061
Due after five years through ten years	564,911	586,752
Due after ten years	9,786	10,868
Mortgage-backed securities	869,515	878,313

Total	$2,113,044	$2,173,828

The following tables disclose, as of June 30, 2014 and December 31, 2013, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or longer (in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$41,095	$160	$101,800	$1,856	$142,895	$2,016
Residential mortgage-backed securities	133,104	4,417	23,427	594	156,531	5,011
Commercial mortgage-backed securities	97,972	2,075	10,142	333	108,114	2,408

Total	$272,171	$6,652	$135,369	$2,783	$407,540	$9,435

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$316,394	$10,973	$4,153	$346	$320,547	$11,319
Residential mortgage-backed securities	228,423	7,623	5,624	299	234,047	7,922
Commercial mortgage-backed securities	108,706	3,617	—	—	108,706	3,617

Total	$653,523	$22,213	$9,777	$645	$663,300	$22,858

The number of investments in an unrealized loss position totaled 195 at June 30, 2014. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making the determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2014 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

At June 30, 2014, $1,415,104,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended June 30, 2014 and 2013, sales and calls of investment securities that were classified as available-for-sale totaled $541,000 and $66,128,000, respectively. There were no gross realized gains from security sales or calls in the second quarter of 2014. Gross realized gains from security sales and calls during the second quarter of 2013 totaled $34,000. Gross realized losses from security sales and calls during the second quarter of 2014 and 2013 totaled $1,000 for each period. During the six months ended June 30, 2014 and 2013, sales of investment securities that were classified as available-for-sale totaled $1,445,000 and $71,355,000, respectively. Gross realized gains from security sales and calls during the six-month period ended June 30, 2014 and 2013 totaled $1,000 and $257,000, respectively. Gross realized losses from security sales and calls during the six-month period ended June 30, 2014 and 2013 totaled $6,000 and $2,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

Note 5—Loans and Allowance for Loan Losses

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

Agricultural loans are subject to underwriting standards and processes similar to commercial loans. These agricultural loans are based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most agricultural loans are secured by the agriculture related assets being financed, such as farm, land, cattle or equipment, and include personal guarantees.

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

The allowance for loan losses is an amount management believes is appropriate to absorb probable losses that have been incurred on existing loans as of the balance sheet date based upon management’s review and evaluation of the loan portfolio. The allowance for loan losses is comprised of three elements: (i) specific reserves determined based on probable losses on specific classified loans; (ii) a general reserve that considers historical loss rates; and (iii) qualitative reserves based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Specific allocations are increased in accordance with deterioration in credit quality and a corresponding increase in risk of loss on a particular loan. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including, without limitations, unemployment, drought conditions, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This qualitative reserve serves to estimate for additional areas of incurred losses in our portfolio that are not reflected in our historic loss factors.

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A further downturn in the economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan provisions and reductions in income. Additionally, bank regulatory agencies periodically review our allowance for loan losses and methodology and could require, in accordance with generally accepted accounting principles, additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2014 and 2013, and December 31, 2013, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. To date, all of the troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore remain on non-accrual. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral and modified loan terms and cash flow. As of June 30, 2014 and 2013, and December 31, 2013, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Loans acquired, including loans acquired in a business combination, are initially recorded at fair value with no valuation allowance. Acquired loans are segregated between those considered to be credit impaired and those deemed performing. To make this determination, management considers such factors as past due status, non-accrual status and credit risk ratings. The fair value of acquired performing loans is determined by discounting expected cash flows, both principal and interest, at prevailing market interest rates. The difference between the fair value and principal balances at acquisition date, the fair value discount, is accreted into interest income over the estimated life of each loan.

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the cash flows expected at acquisition and the investment in the loan, is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on non-accrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at June 30, 2014 and 2013, and December 31, 2013 was $2,519,000 $3,497,000 and $2,707,000, respectively, compared to a contractual balance of $3,754,000, $4,848,000 and $3,970,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	June 30,		December 31, 2013
	2014	2013
Commercial	$617,925	$608,226	$596,730
Agricultural	75,133	60,663	75,928
Real estate	1,733,604	1,574,524	1,678,514
Consumer	346,412	317,477	333,113

Total loans held-for-investment	$2,773,074	$2,560,890	$2,684,285

Loans held for sale totaled $13,570,000, $17,993,000 and $5,163,000 at June 30, 2014 and 2013 and December 31, 2013, respectively, which were recorded at cost as fair value exceeded cost.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	June 30,		December 31, 2013
	2014	2013
Non-accrual loans*	$23,565	$26,297	$27,926
Loans still accruing and past due 90 days or more	123	187	133
Restructured loans**	—	—	—

Total	$23,688	$26,484	$28,059

*Includes $2,519,000, $3,497,000 and $2,707,000 of purchased credit impaired loans as of June 30, 2014 and 2013, and December 31, 2013, respectively.

**Restructured loans of $10,810,000, $16,373,000 and $13,298,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at June 30, 2014 and 2013, and December 31, 2013, respectively. At this time, all of our restructured loans are included in non-accrual loans.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

June 30, 2014		June 30, 2013		December 31, 2013
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$23,565	$4,883	$26,297	$4,872	$27,926	$5,338

The average recorded investment in impaired loans for the three and six months ended June 30, 2014, and the year ended December 31, 2013 was approximately $25,004,000, $26,522,000 and $31,293,000, respectively. The Company had $26,030,000, $31,073,000 and $31,128,000 in non-accrual, past due 90 days still accruing and restructured loans and foreclosed assets at June 30, 2014 and 2013, and December 31, 2013, respectively. Non-accrual loans at June 30, 2014 and 2013, and December 31, 2013, consisted of the following by class of financing receivables (in thousands):

	June 30,		December 31, 2013
	2014	2013
Commercial	$3,640	$1,366	$4,281
Agricultural	109	286	131
Real estate	19,027	24,059	22,548
Consumer	789	586	966

Total	$23,565	$26,297	$27,926

No significant additional funds are committed to be advanced in connection with impaired loans as of June 30, 2014.

The Company’s impaired loans and related allowance as of June 30, 2014 and 2013, and December 31, 2013, are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

June 30, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three-month Average Recorded Investment
Commercial	$4,095	$271	$3,369	$3,640	$1,161	$4,083	$3,224
Agricultural	121	—	109	109	41	118	101
Real Estate	24,619	5,626	13,401	19,027	3,497	21,442	20,920
Consumer	960	442	347	789	184	879	759

Total	$29,795	$6,339	$17,226	$23,565	$4,883	$26,522	$25,004

*Includes $2,519,000 of purchased credit impaired loans.

June 30, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three-month Average Recorded Investment
Commercial	$1,697	$265	$1,101	$1,366	$512	$1,659	$1,622
Agricultural	286	21	265	286	108	478	467
Real Estate	29,269	5,636	18,423	24,059	4,006	19,083	18,924
Consumer	681	156	430	586	246	1,473	1,437

Total	$31,933	$6,078	$20,219	$26,297	$4,872	$22,693	$22,450

*Includes $3,497,000 of purchased credit impaired loans.

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$4,764	$934	$3,348	$4,282	$1,079	$5,017
Agricultural	139	17	114	131	41	144
Real Estate	31,704	5,794	16,753	22,547	4,006	25,060
Consumer	1,117	545	421	966	212	1,072

Total	$37,724	$7,290	$20,636	$27,926	$5,338	$31,293

*Includes $2,707,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being classified as impaired of approximately $685,000 during the year ended December 31, 2013. Such amounts for the three-month and six-month periods ended June 30, 2014 and 2013 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same, at June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$605,163	$3,678	$9,084	$—	$617,925
Agricultural	74,734	102	296	1	75,133
Real Estate	1,668,844	16,628	48,001	131	1,733,604
Consumer	344,403	522	1,483	4	346,412

Total	$2,693,144	$20,930	$58,864	$136	$2,773,074

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$584,547	$3,032	$9,151	$—	$596,730
Agricultural	75,382	245	298	3	75,928
Real Estate	1,609,242	20,773	48,352	147	1,678,514
Consumer	330,870	639	1,595	9	333,113

Total	$2,600,041	$24,689	$59,396	$159	$2,684,285

At June 30, 2014 and December 31, 2013, the Company’s past due loans are as follows (in thousands):

June 30, 2014	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$7,290	$51	$248	$7,589	$610,336	$617,925	$23
Agricultural	134	14	—	148	74,985	75,133	—
Real Estate	16,781	823	1,973	19,577	1,714,027	1,733,604	83
Consumer	1,470	443	153	2,066	344,346	346,412	17

Total	$25,675	$1,331	$2,374	$29,380	$2,743,694	$2,773,074	$123

December 31, 2013	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$5,303	$287	$420	$6,010	$590,720	$596,730	$—
Agricultural	355	—	—	355	75,573	75,928	—
Real Estate	13,787	2,489	1,876	18,152	1,660,362	1,678,514	55
Consumer	2,708	582	277	3,567	329,546	333,113	78

Total	$22,153	$3,358	$2,573	$28,084	$2,656,201	$2,684,285	$133

*The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of June 30, 2014 and 2013, and December 31, 2013, is presented below. Management has evaluated the appropriateness of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	June 30,		December 31, 2013
	2014	2013
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$4,883	$4,872	$5,338
Remaining portfolio	31,009	29,227	28,562

Total allowance for loan losses	$35,892	$34,099	$33,900

The following table details the allowance for loan losses at June 30, 2014 and December 31, 2013 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at June 30, 2014 or December 31, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,594	$134	$7,340	$348	$10,416
Loans collectively evaluated for impairment	4,267	230	19,221	1,758	25,476

Total	$6,861	$364	$26,561	$2,106	$35,892

December 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,755	$125	$7,215	$378	$10,473
Loans collectively evaluated for impairment	3,685	258	17,725	1,759	23,427

Total	$6,440	$383	$24,940	$2,137	$33,900

Changes in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013 are summarized as follows by portfolio segment (in thousands):

Three months ended June 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,645	$285	$25,629	$2,134	$34,693
Provision for loan losses	219	78	835	(8)	1,124
Recoveries	65	1	132	178	376
Charge-offs	(68)	—	(35)	(198)	(301)

Ending balance	$6,861	$364	$26,561	$2,106	$35,892

Three months ended June 30, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,504	$1,466	$24,861	$1,841	$34,672
Provision for loan losses	240	29	271	292	832
Recoveries	68	8	23	66	165
Charge-offs	(76)	(10)	(1,253)	(231)	(1,570)

Ending balance	$6,736	$1,493	$23,902	$1,968	$34,099

Six months ended June 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,440	$383	$24,940	$2,137	$33,900
Provision for loan losses	554	(21)	2,068	213	2,814
Recoveries	154	3	319	300	776
Charge-offs	(287)	(1)	(766)	(544)	(1,598)

Ending balance	$6,861	$364	$26,561	$2,106	$35,892

Six months ended June 30, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,343	$1,541	$24,063	$1,892	$34,839
Provision for loan losses	(431)	(57)	1,391	330	1,233
Recoveries	188	19	53	162	422
Charge-offs	(364)	(10)	(1,605)	(416)	(2,395)

Ending balance	$6,736	$1,493	$23,902	$1,968	$34,099

The Company’s recorded investment in loans as of June 30, 2014 and December 31, 2013 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $2,519,000 and $2,707,000 at June 30, 2014 and December 31, 2013, respectively, are included in loans individually evaluated for impairment.

June 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$12,762	$399	$64,760	$2,009	$79,930
Loans collectively evaluated for impairment	605,163	74,734	1,668,844	344,403	2,693,144

Total	$617,925	$75,133	$1,733,604	$346,412	$2,773,074

December 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$12,183	$546	$69,272	$2,243	$84,244
Loans collectively evaluated for impairment	584,547	75,382	1,609,242	330,870	2,600,041

Total	$596,730	$75,928	$1,678,514	$333,113	$2,684,285

The Company’s loans that were modified in the three and six months ended June 30, 2014 and 2013 and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$302	$302	5	$399	$399
Agricultural	1	39	39	1	39	39
Real Estate	3	514	514	4	590	590
Consumer	—	—	—	3	11	11

Total	5	$855	$855	13	$1,039	$1,039

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$98	$98	3	$218	$218
Agricultural	—	—	—	1	24	24
Real Estate	4	2,982	2,982	8	3,779	3,779
Consumer	1	37	37	1	37	37

Total	6	$3,117	$3,117	13	$4,058	$4,058

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$302	$—	$97	$302
Agricultural	—	—	39	—	—	39
Real Estate	—	42	472	—	118	472
Consumer	—	—	—	—	8	3

Total	$—	$42	$813	$—	$223	$816

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$98	$—	$—	$218	$—
Agricultural	—	—	—	—	24	—
Real Estate	147	—	2,835	420	350	3,009
Consumer	—	37	—	—	37	—

Total	$147	$135	$2,835	$420	$629	$3,009

During the three and six months ended June 30, 2014 and 2013, one and one loans, respectively, and one and five loans, respectively, were modified as a troubled debt restructured loans within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral. The loans are as follows (dollars in thousands):

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number	Balance	Number	Balance
Commercial	—	$—	—	$—
Agriculture	—	—	—	—
Real Estate	—	—	—	—
Consumer	1	32	1	32

Total	1	$32	1	$32

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number	Balance	Number	Balance
Commercial	1	$58	5	$245
Agriculture	—	—	—	—
Real Estate	—	—	—	—
Consumer	—	—	—	—

Total	1	$58	5	$245

As of June 30, 2014, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At June 30, 2014, $1,585,000,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At June 30, 2014, $111,065,000 in advances were outstanding and $7,000,000 in letters of credit were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our bank subsidiary.

Note 6—Income Taxes

Income tax expense was $6,758,000 for the second quarter of 2014 as compared to $6,420,000 for the same period in 2013. The Company’s effective tax rates on pretax income were 24.17% and 24.78% for the second quarter of 2014 and 2013, respectively. Income tax expense was $13,863,000 for six months ended June 30, 2014 as compared to $12,602,000 for same period in 2013. The Company’s effective tax rate on pretax income was 24.15% and 24.87% for the six months ended June 30, 2014 and 2013, respectively. The effective tax rates differ from the statutory federal tax rate of 35% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and the settlement of a bank owned life insurance contract.

Note 7—Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. At June 30, 2014, no options have been granted in 2014. On October 22, 2013, the Company granted 395,000 shares in incentive stock options at an exercise price of $30.85 to its employees. The Company recorded stock option expense totaling $212,000 and $88,000 for the three months ended June 30, 2014 and 2013, respectively. The Company recorded stock option expense totaling $358,000 and $176,000 for the six-month periods ended June 30, 2014 and 2013, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

Note 8—Pension Plan

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

Net periodic benefit costs totaling $84,000 and $208,000 were recorded for the three months ended June 30, 2014 and 2013, respectively. Net periodic benefit costs totaling $214,000 and $416,000 were recorded for the six months ended June 30, 2014 and 2013, respectively.

Note 9—Fair Value Disclosures

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

There were no transfers between Level 2 and Level 3 during the three and six months ended June 30, 2014 or 2013.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored-enterprises and agencies	$—	$120,117	$—	$120,117
Obligations of states and political subdivisions	15,025	1,059,633	—	1,074,658
Corporate bonds	—	95,940	—	95,940
Residential mortgage-backed securities	42,975	702,498	—	745,473
Commercial mortgage-backed securities	—	132,840	—	132,840
Other securities	4,800	—	—	4,800

Total	$62,800	$2,111,028	$—	$2,173,828

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2014:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, or Level 3 inputs based on the discounting of the collateral. At June 30, 2014, impaired loans with a carrying value of $23,565,000 were reduced by specific valuation reserves totaling $4,883,000 resulting in a net fair value of $18,682,000.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At June 30, 2014, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three and six months ended June 30, 2014 and 2013 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended June 30,
	2014	2013
Carrying value of other real estate owned prior to re-measurement	$708	$—
Write-downs included in gain (loss) on sale of other real estate owned	(89)	—

Fair value	$619	$—

	Six Months Ended June 30,
	2014	2013
Carrying value of other real estate owned prior to re-measurement	$708	$1,827
Write-downs included in gain (loss) on sale of other real estate owned	(89)	(304)

Fair value	$619	$1,523

At June 30, 2014 and 2013, and December 31, 2013, other real estate owned totaled $2,208,000, $4,338,000 and $2,903,000, respectively.

The Company is required under current authoritative accounting guidance to disclose the estimated fair value of their financial instrument assets and liabilities including those subject to the requirements discussed above. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at June 30, 2014 and December 31, 2013, were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$166,237	$166,237	$183,084	$183,084	Level 1
Federal funds sold	3,110	3,110	3,430	3,430	Level 1
Interest-bearing deposits in banks	68,331	68,331	25,498	25,498	Level 1
Interest-bearing time deposits in banks	24,188	24,266	31,917	32,059	Level 2
Available-for-sale securities	2,173,828	2,173,828	2,057,723	2,057,723	Levels 1 and 2
Held-to-maturity securities	568	576	684	694	Level 2
Loans	2,750,752	2,764,118	2,655,548	2,667,743	Level 3
Accrued interest receivable	27,583	27,583	26,865	26,865	Level 2
Deposits with stated maturities	692,937	695,006	686,626	688,876	Level 2
Deposits with no stated maturities	3,625,521	3,625,521	3,448,448	3,448,448	Level 1
Short term borrowings	434,583	434,583	463,888	463,888	Level 2
Accrued interest payable	291	291	299	299	Level 2

Note 10—Acquisition

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

Note 11—Recently Issued Authoritative Accounting Guidance

In 2014, the Financial Accounting Standards Board (the “FASB”) amended its authoritative guidance related to residential real estate to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The new guidance is effective for the Company on January 1, 2015 and is not expected to have a significant impact to the Company’s financial statements.

In 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will be effective in the first quarter of 2017 and is not expected to have a significant impact to the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:

•	general economic conditions, including our local, state and national real estate markets and employment trends;

•	volatility and disruption in national and international financial markets;

•	government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the capital ratios of Basel III as adopted by the federal banking authorities;

•	political instability;

•	the ability of the Federal government to address the national economy and the fiscal cliff;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to attract deposits;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in compensation and benefit plans; and

•	acts of God or of war or terrorism.

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

Stock Split

On April 22, 2014, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective for shareholders of record on May 15, 2014 that was distributed on June 2, 2014. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the six months ended June 30, 2014.

Acquisition of Orange Savings Bank, SSB

On February 9, 2013, we entered into an agreement and plan of merger to acquire Orange Savings Bank, SSB. On May 31, 2013, the transaction was completed, which we refer to herein as the “Orange acquisition”. Pursuant to the agreement, we paid $39.20 million in cash and issued 420,000 shares of the Company’s common stock in exchange for all of the outstanding shares of Orange Savings Bank, SSB.

At closing, Orange Savings Bank, SSB, was merged into First Financial Bank, N.A., Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value of assets acquired by approximately $23.02 million and was recorded by the Company as goodwill.

Results of Operations

Performance Summary. Net earnings for the second quarter of 2014 were $21.21 million compared to $19.49 million for the same period in 2013, or a 8.80% increase.

Basic earnings per share for the second quarter of 2014 were $0.33 compared to $0.31 for the same quarter last year. The return on average assets was 1.59% for the second quarter of 2014, as compared to 1.67% for the same quarter of 2013. The return on average equity was 13.46% for the second quarter of 2014 as compared to 13.53% a year ago.

Net earnings for the six-month period ended June 30, 2014 were $43.54 million compared to $38.07 million for the same period in 2013, or a 14.38% increase.

Basic earnings per share for the first six months of 2014 were $0.68 compared to $0.60 for the same period last year. The return on average assets was 1.66% for the first six months of 2014, as compared to 1.69% for the same period in 2013. The return on average equity was 14.22% for the first six months of 2014 as compared to 13.47% a year ago.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $52.97 million for the second quarter of 2014, as compared to $45.58 million for the same period last year. The increase in 2014 compared to 2013 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $631.78 million for the second quarter of 2014 over the same period in 2013. Average tax exempt securities and average loans increased $120.15 million and $423.76 million, respectively, for the second quarter of 2014 over the second quarter of 2013. Average interest bearing liabilities increased $465.32 million for the second quarter of 2014, as compared to the same period in 2013. The yield on earning assets increased six basis points during the second quarter of 2014, whereas the rate paid on interest-bearing liabilities decreased one basis point in the second quarter of 2014 primarily due to the effects of lower interest rates.

Tax-equivalent net interest income was $104.77 million for the first six months of 2014, as compared to $88.05 million for the same period last year. The increase in 2014 compared to 2013 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $688.28 million for the first six months of 2014 over the same period in 2013. Average tax exempt securities and average loans increased $143.94 million and $500.62 million, respectively, for the first six months of 2014 over the same period in 2013. Average interest bearing liabilities increased $557.91 million for the first six months period of 2014, as compared to the same period in 2013. The yield on earning assets increased ten basis points during the first six months of 2014, whereas the rate paid on interest-bearing liabilities decreased one basis point in the first six months of 2014 primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1—Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013			Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$(12)	$(18)	$(30)	$(133)	$13	$(120)
Taxable investment securities	550	229	779	1,057	430	1,487
Tax-exempt investment securities (1)	1,416	370	1,786	3,450	482	3,932
Loans (1) (2)	5,339	(395)	4,944	12,646	(998)	11,648

Interest income	7,293	186	7,479	17,020	(73)	16,947

Interest-bearing deposits	165	(63)	102	350	(176)	174
Short-term borrowings	—	(11)	(11)	30	18	48

Interest expense	165	(74)	91	380	(158)	222

Net interest income	$7,128	$260	$7,388	$16,640	$85	$16,725

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the second quarter of 2014 was 4.24%, an increase of six basis points from the same period in 2013. The net interest margin for the six months ended June 30, 2014 was 4.28%, an increase of ten basis points from the same period in 2013. Although interest rates have continued to remain at historically low levels, the Company is beginning to see improvements in its net interest margin. This improvement is a result of our continued efforts to mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, reducing rates paid on interest bearing deposits and increases in the overall reinvestment rate of our security portfolio. We expect interest rates to remain at the current low levels based on comments made by the Federal Reserve, which will continue to place pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2—Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended June 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$60,284	$89	0.64%	$65,251	$120	0.75%
Taxable investment securities (2)	1,159,430	7,091	2.45	1,066,586	6,313	2.37
Tax-exempt investment securities (2)(3)	1,037,608	12,599	4.86	917,460	10,813	4.71
Loans (3)(4)	2,748,023	34,228	5.00	2,324,268	29,282	5.05

Total earning assets	5,005,345	$54,007	4.33%	4,373,565	$46,528	4.27%
Cash and due from banks	135,431			120,874
Bank premises and equipment, net	96,292			89,997
Other assets	41,749			48,249
Goodwill and other intangible assets, net	97,457			80,414
Allowance for loan losses	(35,278)			(34,333)

Total assets	$5,340,996			$4,678,766

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,867,740	$955	0.13%	$2,403,899	$853	0.14%
Short-term borrowings	406,913	82	0.08	405,438	93	0.09

Total interest-bearing liabilities	3,274,653	$1,037	0.13%	2,809,337	$946	0.14%
Noninterest-bearing deposits	1,392,387			1,237,335
Other liabilities	42,287			54,267

Total liabilities	4,709,327			4,100,939
Shareholders’ equity	631,669			577,827

Total liabilities and shareholders’ equity	$5,340,996			$4,678,766

Net interest income		$52,970			$45,582

Rate Analysis:
Interest income/earning assets			4.33%			4.27%
Interest expense/earning assets			0.09			0.09

Net yield on earning assets			4.24%			4.18%

	Six Months Ended June 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$57,372	$176	0.66%	$101,400	$296	0.62%
Taxable investment securities (2)	1,140,469	14,175	2.49	1,052,723	12,688	2.41
Tax-exempt investment securities (2)(3)	1,015,401	24,817	4.89	871,459	20,885	4.79
Loans (3)(4)	2,718,910	67,678	5.02	2,218,292	56,030	5.09

Total earning assets	4,932,152	$106,846	4.37%	4,243,874	$89,899	4.27%
Cash and due from banks	141,473			125,384
Bank premises and equipment, net	95,998			87,749
Other assets	43,351			47,339
Goodwill and other intangible assets, net	97,474			76,214
Allowance for loan losses	(34,861)			(34,615)

Total assets	$5,275,587			$4,545,945

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,842,600	$1,895	0.13%	$2,362,645	$1,721	0.15%
Short-term borrowings	416,505	178	0.09	338,549	130	0.08

Total interest-bearing liabilities	3,259,105	$2,073	0.13%	2,701,194	$1,851	0.14%
Noninterest-bearing deposits	1,360,920			1,221,516
Other liabilities	38,041			53,454

Total liabilities	4,658,066			3,976,164
Shareholders’ equity	617,521			569,781

Total liabilities and shareholders’ equity	$5,275,587			$4,545,945

Net interest income		$104,773			$88,048

Rate Analysis:
Interest income/earning assets			4.37%			4.27%
Interest expense/earning assets			0.09			0.09

Net yield on earning assets			4.28%			4.18%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the second quarter of 2014 was $15.87 million, an increase of $719 thousand over the same period in 2013. Trust fees increased $596 thousand, and ATM, interchange and credit card fees increased $573 thousand. The increase in trust fees reflects an increase in fees from mineral management as well as assets under management over the prior year from both market value growth and growth in assets managed. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $3.63 billion at June 30, 2014 as compared to $3.05 billion a year ago. The increases in ATM, interchange and credit card fees is primarily a result of an increase in the number of accounts and from our Orange acquisition.

Offsetting these increases were decreases in real estate mortgage fees of $349 thousand and service charges on deposits of $142 thousand. The decline in real estate mortgage fees is a result of the overall decline in mortgage refinance activity.

Noninterest income for the six month period ended June 30, 2014 was $32.28 million, an increase of $3.16 million over the same period in 2013. Trust fees increased $1.38 million and ATM, interchange and credit card fees increased $1.29 million. The increase in trust fees reflects an increase in fees from mineral management as well as assets under management over the prior year from both market value growth and growth in assets managed. The increases in ATM, interchange and credit card fees is primarily a result of an increase in the number of accounts and from our Orange acquisition. Also included in noninterest income in the first six months of 2014 was a $605 thousand gain on the settlement of a bank owned life insurance contract and gains of $499 thousand on the sale of foreclosed assets compared to losses of $299 thousand in the same period a year ago.

Offsetting these increases were decreases in real estate mortgage fees of $708 thousand, primarily resulting from the overall decline in mortgage refinance activity.

Table 3—Noninterest Income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Increase (Decrease)	2013	2014	Increase (Decrease)	2013
Trust fees	$4,549	$596	$3,953	$9,125	$1,379	$7,746
Service charges on deposit accounts	4,174	(142)	4,316	8,221	10	8,211
ATM, interchange and credit card fees	4,754	573	4,181	9,197	1,287	7,910
Real estate mortgage operations	1,337	(349)	1,686	2,361	(708)	3,069
Net gain (loss) on sale of available-for-sale securities	(1)	(34)	33	(5)	(260)	255
Net gain (loss) on sale of foreclosed assets	47	30	17	499	798	(299)

Other:
Check printing fees	47	(2)	49	104	5	99
Safe deposit rental fees	118	6	112	308	31	277
Credit life and debt protection fees	39	(15)	54	66	(28)	94
Brokerage commissions	229	44	185	458	164	294
Interest on loan recoveries	107	39	68	388	83	305
Gain on sale of assets	44	43	1	47	(122)	169
Miscellaneous income	428	(70)	498	1,508	525	983

Total other	1,012	45	967	2,879	658	2,221

Total Noninterest Income	$15,872	$719	$15,153	$32,277	$3,164	$29,113

Noninterest Expense. Total noninterest expense for the second quarter of 2014 was $35.00 million, an increase of $5.09 million, or 17.02%, as compared to the same period in 2013. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the second quarter of 2014 was 50.84%, compared to 49.25% from the same period in 2013.

Salaries and employee benefits for the second quarter of 2014 totaled $17.27 million, an increase of $1.12 million compared to 2013. The increase was largely the result of additional employees to staff new branches, annual pay increases, our Orange acquisition and an increase in health care expenses.

All other categories of noninterest expense for the second quarter of 2014 totaled $17.73 million, an increase of $3.97 million, or 28.84%, as compared to the same period in 2013. The increase in non-interest expense was largely attributable to the Company’s recognition of $2.39 million related to a litigation settlement and the deductible from damage sustained in a hail storm in Abilene. Other categories of noninterest expense with increases included net occupancy and equipment expense, ATM, interchange and credit card expense and advertising, primarily all resulting from our Orange acquisition.

Total noninterest expense for the first six months of 2014 was $67.45 million, an increase of $10.07 million, or 17.54%, as compared to the same period in 2013. Our efficiency ratio for the first six months of 2014 was 49.22%, compared to 48.98% from the same period in 2013.

Salaries and employee benefits for the first six months of 2014 totaled $34.69 million, an increase of $3.36 million compared to 2013. The increase was largely the result of additional employees to staff new branches, annual pay increases, our Orange acquisition and an increase in health care expenses.

All other categories of noninterest expense for the first six months of 2014 totaled $32.76 million, an increase of $6.71 million, or 25.76%, as compared to the same period in 2013. The increase in non-interest expense was largely attributable to the Company’s recognition of $2.39 million related to a litigation settlement and the deductible from damage sustained in a hail storm in Abilene. Other categories of noninterest expense with increases included net occupancy and equipment expense, printing, stationary and supplies expense, ATM, interchange and credit card expense and advertising, primarily all resulting from our Orange acquisition.

Table 4—Noninterest Expense (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Increase (Decrease)	2013	2014	Increase (Decrease)	2013
Salaries	$13,187	$1,049	$12,138	$26,043	$2,524	$23,519
Medical	1,411	134	1,277	2,901	608	2,293
Profit sharing	995	(188)	1,183	2,212	(50)	2,262
Pension	84	(124)	208	214	(202)	416
401(k) match expense	429	55	374	859	103	756
Payroll taxes	956	73	883	2,101	192	1,909
Stock option expense	212	124	88	358	182	176

Total salaries and employee benefits	17,274	1,123	16,151	34,688	3,357	31,331

Net occupancy expense	2,273	209	2,064	4,507	676	3,831
Equipment expense	2,665	285	2,380	5,287	626	4,661
FDIC assessment fees	684	116	568	1,343	202	1,141
ATM, interchange and credit card expense	1,696	349	1,347	3,176	489	2,687
Professional and service fees	963	(64)	1,027	2,044	214	1,830
Printing, stationery and supplies	554	56	498	1,329	359	970
Amortization of intangible assets	74	41	33	148	105	43

Other:
Data processing fees	69	(72)	141	143	(57)	200
Postage	418	77	341	832	113	719
Advertising	955	346	609	1,804	643	1,161
Correspondent bank service charges	215	(7)	222	443	19	424
Telephone	552	115	437	1,101	262	839
Public relations and business development	510	19	491	1,037	104	933
Directors’ fees	234	25	209	468	28	440
Audit and accounting fees	399	12	387	803	36	767
Legal fees	212	2	210	370	17	353
Regulatory exam fees	232	35	197	458	64	394
Travel	239	15	224	437	42	395
Courier expense	213	22	191	365	(13)	378
Operational and other losses	2,629	2,470	159	3,078	2,728	350
Other real estate	216	81	135	269	17	252
Other miscellaneous expense	1,726	(164)	1,890	3,319	36	3,283

Total other	8,819	2,976	5,843	14,927	4,039	10,888

Total Noninterest Expense	$35,002	$5,091	$29,911	$67,449	$10,067	$57,382

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of June 30, 2014, total loans held for investment were $2.77 billion, an increase of $88.79 million, as compared to December 31, 2013. As compared to December 31, 2013, commercial loans increased $21.20 million, agricultural loans decreased $795 thousand, real estate loans increased $55.09 million, and consumer loans increased $13.30 million. Loans averaged $2.75 billion during the second quarter of 2014, an increase of $423.76 million from the prior year second quarter average balances. Loans averaged $2.72 billion during the six month period ending June 30, 2014, an increase of $500.62 million from the same period average balances of 2013.

Table 5—Composition of Loans (in thousands):

	June 30,		December 31, 2013
	2014	2013
Commercial	$617,925	$608,226	$596,730
Agricultural	75,133	60,663	75,928
Real estate	1,733,604	1,574,524	1,678,514
Consumer	346,412	317,477	333,113

Total loans held-for-investment	$2,773,074	$2,560,890	$2,684,285

At June 30, 2014, our real estate loans represent approximately 62.52% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 46.92%, (ii) commercial real estate loans of 28.76%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 13.60%, (iv) residential development and construction loans of 7.44%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 3.28%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $13.57 million, $17.99 million and $5.16 million at June 30, 2014 and 2013, and December 31, 2013, respectively, which were recorded at cost as fair value exceeded cost.

Asset Quality. The loan portfolio of our bank subsidiary is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on non-accrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Non-accrual, past due 90 days still accruing and restructured loans plus foreclosed assets were $26.03 million at June 30, 2014, as compared to $31.07 million at June 30, 2013 and $31.13 million at December 31, 2013. As a percent of loans and foreclosed assets, these assets were 0.93% at June 30, 2014, as compared to 1.20% at June 30, 2013 and 1.16% at December 31, 2013. As a percent of total assets, these assets were 0.48% at June 30, 2014 as compared to 0.62% at June 30, 2013 and 0.60% at December 31, 2013. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at June 30, 2014.

Table 6—Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	June 30,		December 31, 2013
	2014	2013
Non-accrual loans*	$23,565	$26,297	$27,926
Loans still accruing and past due 90 days or more	123	187	133
Restructured loans**	—	—	—
Foreclosed assets	2,342	4,589	3,069

Total	$26,030	$31,073	$31,128

As a % of loans and foreclosed assets	0.93%	1.20%	1.16%
As a % of total assets	0.48%	0.62%	0.60%

*Includes $2.52 million, $3.50 million and $2.71 million of purchased credit impaired loans as of June 30, 2014 and 2013, and December 31, 2013, respectively.

**Restructured loans of $10,810,000, $16,373,000 and $13,298,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at June 30, 2014 and 2013, and December 31, 2013, respectively. At this time, all of our restructured loans are included in non-accrual loans.

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

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $1.12 million for the second quarter of 2014, as compared to $832 thousand for the second quarter of 2013. The provision for loan losses was $2.81 million for the first six months of 2014, compared to $1.23 million for the same period in 2013. The continued provision for loan losses in 2014 and 2013 reflects the growth in loans and continuing higher levels of nonperforming and classified assets. As a percent of average loans, net loan charge-offs (recoveries) were (0.01)% for the second quarter of 2014 compared to 0.24% during the second quarter of 2013. As a percent of average loans, net loan charge-offs were 0.06% for the first six months of 2014, compared to 0.18% for the same period of 2013. The allowance for loan losses as a percent of loans was 1.29% as of June 30, 2014, as compared to 1.26% as of December 31, 2013 and 1.32% as of June 30, 2013. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7—Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Allowance for loan losses at period end	$35,892	$34,099	$35,892	$34,099

Loans held for investment at period end	2,773,074	2,560,890	2,773,074	2,560,890
Average loans for period	2,748,023	2,324,268	2,718,910	2,218,292

Net charge-offs/average loans (annualized)	(0.01)%	0.24%	0.06%	0.18%
Allowance for loan losses/period-end loans	1.29%	1.32%	1.29%	1.32%

Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	151.52%	128.75%	151.52%	128.75%

Interest-Bearing Deposits in Banks. At June 30, 2014, our interest-bearing deposits in banks were $92.52 million compared with $45.97 million and $57.42 million as of June 30, 2013 and December 31, 2013, respectively. At June 30, 2014, interest-bearing deposits in banks included $24.19 million invested in FDIC-insured certificates of deposit, $68.07 million maintained at the Federal Reserve Bank of Dallas and $255 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At June 30, 2014, securities with a fair value of $2.17 billion were classified as securities available-for-sale and securities with an amortized cost of $568 thousand were classified as securities held-to-maturity. As compared to December 31, 2013, the available-for-sale portfolio at June 30, 2014 reflected (i) a decrease of $17.97 million in obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $83.39 million in obligations of states and political subdivisions, (iii) a decrease of $8.30 million in corporate and other bonds, and (iv) an increase of $58.99 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at June 30, 2014 and December 31, 2013.

Table 8—Maturities and Yields of Available-for-Sale Securities Held at June 30, 2014 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government sponsored-enterprises and agencies	$24,935	1.89%	$95,182	1.22%	$—	—%	$—	—%	$120,117	1.35%
Obligations of states and political subdivisions	37,596	4.37	439,442	5.01	586,752	5.31	10,868	7.04	1,074,658	5.17
Corporate bonds and other securities	5,303	2.07	95,437	2.52	—	—	—	—	100,740	2.49
Mortgage-backed securities	4,457	4.07	499,814	2.77	373,829	2.58	213	2.57	878,313	2.70

Total	$72,291	3.36%	$1,129,875	3.49%	$960,581	4.25%	$11,081	6.95%	$2,173,828	3.84%

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

As of June 30, 2014, the investment portfolio had an overall tax equivalent yield of 3.84%, a weighted average life of 4.85 years and modified duration of 4.28 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $4.32 billion as of June 30, 2014, as compared to $3.92 billion as of June 30, 2013. Table 9 provides a breakdown of average deposits and rates paid for the three and six month periods ended June 30, 2014 and 2013.

Table 9—Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended June 30,
	2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,392,387	—%	$1,237,335	—%

Interest-bearing deposits:

Interest-bearing checking	1,306,105	0.11	1,033,112	0.11
Savings and money market accounts	873,452	0.06	723,302	0.06
Time deposits under $100,000	284,275	0.23	282,461	0.26
Time deposits of $100,000 or more	403,908	0.31	365,024	0.33

Total interest-bearing deposits	2,867,740	0.13%	2,403,899	0.14%

Total average deposits	$4,260,127		$3,641,234

	Six Months Ended June 30,
	2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,360,920	—%	$1,221,516	—%

Interest-bearing deposits:

Interest-bearing checking	1,302,362	0.11	1,019,516	0.11
Savings and money market accounts	854,678	0.06	705,323	0.06
Time deposits under $100,000	286,700	0.22	279,848	0.27
Time deposits of $100,000 or more	398,860	0.30	357,958	0.34

Total interest-bearing deposits	2,842,600	0.13%	2,362,645	0.15%

Total average deposits	$4,203,520		$3,584,161

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $434.58 million and $431.57 million at June 30, 2014 and 2013, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $406.91 million and $405.44 million in the second quarter of 2014 and 2013, respectively. The weighted average interest rate paid on these short-term borrowings was 0.08% and 0.09% for the second quarter of 2014 and 2013, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $416.51 million and $338.55 million for the six month periods ended June 30, 2014 and 2013, respectively. The weighted average interest rate paid on these short-term borrowings was 0.09% and 0.08% for the first six months of 2014 and 2013, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $640.04 million, or 11.75% of total assets at June 30, 2014, as compared to $575.86 million, or 11.56% of total assets, at June 30, 2013. Included in shareholders’ equity at June 30, 2014 and June 30, 2013, were $39.51 million and $32.14 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the second quarter of 2014, total shareholders’ equity averaged $631.67 million, or 11.83% of average assets, as compared to $577.83 million, or 12.35% of average assets, during the same period in 2013. For the six months ended June 30, 2014, total shareholders’ equity averaged $617.52 million, or 11.71% of total assets compared to $569.78 million, or 12.53% of total assets during the same period in 2013.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums to be designated “well capitalized” for total risk-based, Tier 1 risk-based and leverage ratios are 10.00%, 6.00% and 5.00%, respectively. As of June 30, 2014, our total risk-based, Tier 1 risk-based and leverage capital ratios on a consolidated basis were 17.30%, 16.15% and 9.99%, respectively, as compared to total risk-based, Tier 1 risk-based and leverage capital ratios of 16.31%, 15.20% and 10.32% as of June 30, 2013. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

Interest Rate Risk

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

As of June 30, 2014, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 0.14% and 0.42%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in net interest income of 2.16% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of June 30, 2014 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and re-pricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $434.58 million at June 30, 2014, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2015 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $100.00 million. At June 30, 2014, there were no amounts drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $908.53 million, at June 30, 2014, secured by portions of our loan portfolio and certain investment securities. At June 30, 2014, $111.07 million in advances and $7.00 million in letters of credit issued by the FHLB were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our subsidiary bank.

The Company renewed its loan agreement, effective June 30, 2013, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2015, interest is paid quarterly at Wall Street Journal Prime Rate and the line of credit matures June 30, 2015. If a balance exists at June 30, 2015, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at June 30, 2014. There was no outstanding balance under the line of credit as of June 30, 2014, or December 31, 2013.

In addition, we anticipate that future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $72.63 million at June 30, 2014, investment securities which totaled $12.11 million which matures over 9 to 16 years, available dividends from our subsidiaries which totaled $62.30 million at June 30, 2014, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary bank may also be used as a source of funding for these potential acquisitions or expansions.

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

Table 10—Commitments as of June 30, 2014 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$448,652
Unfunded commitments to extend credit	125,667
Standby letters of credit	26,520

Total commercial commitments	$600,839

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2014, approximately $62.30 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $17.00 million and $15.40 million for the six-month periods ended June 30, 2014 and 2013, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income as defined in such loan agreement. The cash dividend payout ratios have amounted to 39.71% and 42.53% of net earnings, respectively, for the first six months of 2014 and the same period in 2013. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 22, 2014, the Board of Directors declared a $0.14 (post split) per share cash dividend that was paid July 1, 2014 to shareholders of record on June 16, 2014. This represented a 7.69 percent increase in quarterly dividends from the second quarter of 2013.

Our bank subsidiary, which is a national banking association and a member of the Federal Reserve System, is required by federal law to obtain the prior approval of the Office of the Comptroller of the Currency (the “OCC”) to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus.

To pay dividends, we and our subsidiary bank must maintain adequate capital above regulatory guidelines. In addition, if the applicable regulatory authority believes that a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the authority may require, after notice and hearing, that such bank cease and desist from the unsafe practice. The Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the OCC have each indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the FDIC and the OCC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management considers interest rate risk to be a significant market risk for the Company. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources—Interest Rate Risk” for disclosure regarding this market risk.

Item 4.	Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of June 30, 2014.

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

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report:

2.1	—	Agreement and Plan of Merger between First Financial Bankshares, Inc., First Financial Bank, N.A., OSB Financial Services, Inc. and Orange Savings Bank, SSB, dated as of February 20, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed February 26, 2013).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 25, 2012).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed June 30, 2014).

10.2	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).

10.4	—	Loan agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: July 31, 2014	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: July 31, 2014	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer