Form 10-Q
period 2014-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2014-11-04
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2014
Common Stock, $0.01 par value per share	64,065,828

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at September 30, 2014 and 2013 and December 31, 2013, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2014 and 2013, and the consolidated statements of shareholders’ equity and cash flows for the nine months ended September 30, 2014 and 2013, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2014		December 31,
	2014	2013	2013
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$149,957	$164,666	$183,084
FEDERAL FUNDS SOLD	4,785	14,300	3,430
INTEREST-BEARING DEPOSITS IN BANKS	83,994	48,634	25,498

Total cash and cash equivalents	238,736	227,600	212,012
INTEREST-BEARING TIME DEPOSITS IN BANKS	19,234	34,352	31,917
SECURITIES AVAILABLE-FOR-SALE, at fair value	2,253,762	1,975,303	2,057,723
SECURITIES HELD-TO-MATURITY (fair value of $560, $810 and $694 at September 30, 2014 and 2013, and December 31, 2013, respectively)	554	798	684
LOANS
Held for investment	2,828,430	2,609,085	2,684,285
Less - allowance for loan losses	(36,388)	(34,800)	(33,900)

Net loans held for investment	2,792,042	2,574,285	2,650,385
Held for sale	11,266	5,724	5,163

Net loans	2,803,308	2,580,009	2,655,548
BANK PREMISES AND EQUIPMENT, net	101,437	94,676	95,505
INTANGIBLE ASSETS	97,429	97,429	97,485
OTHER ASSETS	61,351	65,468	71,334

Total assets	$5,575,811	$5,075,635	$5,222,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$1,505,847	$1,371,835	$1,362,184
INTEREST-BEARING DEPOSITS	2,958,517	2,628,722	2,772,891

Total deposits	4,464,364	4,000,557	4,135,075
DIVIDENDS PAYABLE	8,969	8,314	8,318
SHORT-TERM BORROWINGS	341,909	466,500	463,888
OTHER LIABILITIES	101,804	32,023	27,280

Total liabilities	4,917,046	4,507,394	4,634,561

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, authorized 80,000,000 shares; 64,065,828, 31,977,670, and 31,992,497 shares issued at September 30, 2014 and 2013, and December 31, 2013, respectively	641	320	320
Capital surplus	304,866	302,320	302,991
Retained earnings	314,363	261,052	273,972
Treasury stock (shares at cost: 532,256, 269,334, and 269,467 at September 30, 2014 and 2013, and December 31, 2013, respectively)	(5,797)	(5,364)	(5,490)
Deferred compensation	5,797	5,364	5,490
Accumulated other comprehensive earnings	38,895	4,549	10,364

Total shareholders’ equity	658,765	568,241	587,647

Total liabilities and shareholders’ equity	$5,575,811	$5,075,635	$5,222,208

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$34,682	$32,936	$101,586	$88,260
Interest on investment securities:
Taxable	6,858	6,130	21,032	18,818
Exempt from federal income tax	8,335	7,480	24,543	21,122
Interest on federal funds sold and interest-bearing deposits in banks	80	109	257	405

Total interest income	49,955	46,655	147,418	128,605
INTEREST EXPENSE:
Interest on deposits	999	1,038	2,894	2,758
Other	70	126	249	256

Total interest expense	1,069	1,164	3,143	3,014

Net interest income	48,886	45,491	144,275	125,591
PROVISION FOR LOAN LOSSES	896	1,349	3,710	2,582

Net interest income after provision for loan losses	47,990	44,142	140,565	123,009

NONINTEREST INCOME:
Trust fees	4,772	4,138	13,897	11,884
Service charges on deposit accounts	4,402	4,798	12,623	13,009
ATM, interchange and credit card fees	5,093	4,404	14,291	12,315
Real estate mortgage operations	1,813	2,008	4,174	5,149
Net gain (loss) on sale of available-for-sale securities (includes $1 and ($108) for the three months ended September 30, 2014 and 2013, respectively, and ($4) and $147 for the nine months ended September 30, 2014 and 2013, respectively, related to accumulated other comprehensive earnings reclassification	1	(108)	(4)	147
Net gain (loss) on sale of foreclosed assets	305	36	804	(263)
Other	938	1,799	3,816	4,019

Total noninterest income	17,324	17,075	49,601	46,260
NONINTEREST EXPENSE:
Salaries and employee benefits	17,950	17,501	52,638	48,831
Net occupancy expense	2,297	2,164	6,804	5,995
Equipment expense	2,758	2,490	8,045	7,146
FDIC insurance premiums	693	640	2,035	1,781
ATM, interchange and credit card expenses	1,819	1,474	4,995	4,161
Professional and service fees	1,205	1,363	3,249	3,198
Printing, stationery and supplies	632	534	1,960	1,504
Amortization of intangible assets	62	77	210	120
Other	6,624	9,291	21,553	20,181

Total noninterest expense	34,040	35,534	101,489	92,917

EARNINGS BEFORE INCOME TAXES	31,274	25,683	88,677	76,352
INCOME TAX EXPENSE (includes $0 and ($38) for the three months ended September 30, 2014 and 2013, respectively, and ($1) and $51 for the nine months ended September 30, 2014 and 2013, respectively, related to income tax expense from reclassification items)	7,843	6,121	21,705	18,723

NET EARNINGS	$23,431	$19,562	$66,972	$57,629

EARNINGS PER SHARE, BASIC	$0.37	$0.31	$1.05	$0.91

EARNINGS PER SHARE, ASSUMING DILUTION	$0.36	$0.30	$1.04	$0.90

DIVIDENDS PER SHARE	$0.14	$0.13	$0.41	$0.39

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET EARNINGS	$23,431	$19,562	$66,972	$57,629
OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	5,707	(29,688)	43,889	(71,791)
Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income tax	(1)	108	4	(147)

Total other items of comprehensive earnings (losses)	5,706	(29,580)	43,893	(71,938)
Income tax benefit (expense) related to other items of comprehensive earnings	(1,997)	10,352	(15,362)	25,178

COMPREHENSIVE EARNINGS:	$27,140	$334	$95,503	$10,869

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders’ Equity
	Shares	Amount			Shares	Amounts
Balances at December 31, 2012	31,496,881	$315	$277,412	$227,927	(266,845)	$(5,007)	$5,007	$51,309	$556,963
Net earnings (unaudited)	—	—	—	57,629	—	—	—	—	57,629
Stock issued in acquisition of Orange Savings Bank, SSB (unaudited)	420,000	4	23,096	—	—	—	—	—	23,100
Stock option exercises (unaudited)	60,789	1	1,518	—	—	—	—	—	1,519
Cash dividends declared, $0.39 per share (unaudited)	—	—	—	(24,504)	—	—	—	—	(24,504)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(46,760)	(46,760)
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	30	—	—	—	—	—	30
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	(2,489)	(357)	357	—	—
Stock option expense (unaudited)	—	—	264	—	—	—	—	—	264

Balances at September 30, 2013 (unaudited)	31,977,670	$320	$302,320	$261,052	(269,334)	$(5,364)	$5,364	$4,549	$568,241

Balances at December 31, 2013	31,992,497	$320	$302,991	$273,972	(269,467)	$(5,490)	$5,490	$10,364	$587,647
Net earnings (unaudited)	—	—	—	66,972	—	—	—	—	66,972
Stock option exercises (unaudited)	50,571	1	1,076	—	—	—	—	—	1,077
Cash dividends declared, $0.41 per share (unaudited)	—	—	—	(26,261)	—	—	—	—	(26,261)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	28,531	28,531
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	267	—	—	—	—	—	267
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	5,345	(307)	307	—	—
Stock option expense (unaudited)	—	—	532	—	—	—	—	—	532
Two-for-one stock split in the form of a 100% stock dividend (unaudited)	32,022,760	320	—	(320)	(268,134)	—	—	—	—

Balances at September 30, 2014 (unaudited)	64,065,828	$641	$304,866	$314,363	(532,256)	$(5,797)	$5,797	$38,895	$658,765

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$66,972	$57,629
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,244	6,376
Provision for loan losses	3,710	2,582
Securities premium amortization (discount accretion), net	14,739	13,680
Gain on sale of assets, net	(815)	(62)
Deferred federal income tax benefit	(844)	(309)
Change in loans held for sale	(6,103)	5,731
Change in other assets	8,936	2,642
Change in other liabilities	6,721	5,996

Total adjustments	32,588	36,636

Net cash provided by operating activities	99,560	94,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid fror acquisition of Orange Savings Bank, SSB, less cash acquired	—	(25,706)
Net decrease in interest-bearing time deposits in banks	12,683	14,653
Activity in available-for-sale securities:
Sales	3,590	121,420
Maturities	1,677,839	248,750
Purchases	(1,794,233)	(511,471)
Activity in held-to-maturity securities - maturities	130	263
Net increase in loans	(146,452)	(242,860)
Purchases of bank premises and equipment and other assets	(12,993)	(8,492)
Proceeds from sale of other assets	3,823	1,885

Net cash used in investing activities	(255,613)	(401,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	143,663	(7,402)
Net increase (decrease) in interest-bearing deposits	185,626	(10,575)
Net increase (decrease) in short-term borrowings	(121,979)	206,803
Common stock transactions:
Proceeds from stock issuances	1,076	1,519
Dividends paid	(25,609)	(16,191)

Net cash provided by financing activities	182,777	174,154

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,724	(133,139)
CASH AND CASH EQUIVALENTS, beginning of period	212,012	360,739

CASH AND CASH EQUIVALENTS, end of period	$238,736	$227,600

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS
Interest paid	$3,155	$2,988
Federal income tax paid	21,281	17,386
Transfer of loans to foreclosed assets	1,085	1,610
Investment securities purchased but not settled	61,332	3,496

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of September 30, 2014, we had 62 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Mauriceville, Merkel, Midlothian, Mineral Wells, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Trent, Trophy Club, Vidor, Waxahachie, and Willow Park. Our trust subsidiary has eight locations which are located in Abilene, Fort Worth, Lubbock, Odessa, Orange, San Angelo, Stephenville and Sweetwater, all in Texas.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2013. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under U. S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

On May 31, 2013, the Company acquired 100% of the outstanding capital stock of Orange Savings Bank, SSB, a wholly-owned subsidiary of OSB Financial Services, Inc. The results of operations of Orange Savings Bank, SSB, subsequent to the acquisition date, are included in the consolidated earnings of the Company.

On October 28, 2014, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through September 30, 2014, no shares have been repurchased under the prior authorization that expired September 30, 2014.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with the current or any prior evaluations.

Note 2 - Stock Split

On April 22, 2014, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective for shareholders of record on May 15, 2014 that was distributed on June 2, 2014. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the nine months ended September 30, 2014.

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2014 and 2013 were 64,059,675 and 63,940,810 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine months ended September 30, 2014 and 2013 were 64,038,526 and 63,444,544 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended September 30, 2014 and 2013 were 64,304,985 and 64,243,542 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2014 and 2013 were 64,302,615 and 63,706,588 shares, respectively.

Note 4 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $19,234,000 and $31,917,000 at September 30, 2014 and December 31, 2013, respectively, and have original maturities generally ranging from one to two years. Of these amounts, $17,699,000 and $29,002,000 are time deposits with balances greater than $100,000 at September 30, 2014 and December 31, 2013, respectively.

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

A summary of the Company’s available-for-sale securities follows (in thousands):

	September 30, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$520	$—	$—	$520
Obligations of U.S. government sponsored enterprises and agencies	106,339	964	(2)	107,301
Obligations of states and political subdivisions	1,046,148	56,398	(577)	1,101,969
Corporate bonds and other	96,424	3,269	—	99,693
Residential mortgage-backed securities	803,072	14,395	(5,600)	811,867
Commercial mortgage-backed securities	134,769	31	(2,388)	132,412

Total securities available-for-sale	$2,187,272	$75,057	$(8,567)	$2,253,762

	December 31, 2013
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. government sponsored-enterprises and agencies	$136,416	$1,672	$—	$138,088
Obligations of states and political subdivisions	974,608	27,980	(11,319)	991,269
Corporate bonds and other	105,490	3,550	—	109,040
Residential mortgage-backed securities	706,289	12,253	(7,922)	710,620
Commercial mortgage-backed securities	112,323	—	(3,617)	108,706

Total securities available-for-sale	$2,035,126	$45,455	$(22,858)	$2,057,723

Disclosures related to the Company’s held-to-maturity securities, which totaled $554,000 and $684,000 at September 30, 2014 and December 31, 2013, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay these obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2014 were computed by using scheduled amortization of balances and historical prepayment rates.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2014, by contractual or expected maturity, as applicable, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$76,858	$77,722
Due after one year through five years	663,151	695,484
Due after five years through ten years	502,028	527,658
Due after ten years	7,394	8,619
Mortgage-backed securities	937,841	944,279

Total	$2,187,272	$2,253,762

The following tables disclose, as of September 30, 2014 and December 31, 2013, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 months or longer (in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. Government sponsored enterprises and Agencies	$876	$2	$—	$—	$876	$2
Obligations of states and political subdivisions	17,871	38	50,158	539	68,029	577
Residential mortgage-backed securities	82,382	450	134,271	5,150	216,653	5,600
Commercial mortgage-backed securities	6,435	15	102,353	2,373	108,788	2,388

Total	$107,564	$505	$286,782	$8,062	$394,346	$8,567

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$316,394	$10,973	$4,153	$346	$320,547	$11,319
Residential mortgage-backed securities	228,423	7,623	5,624	299	234,047	7,922
Commercial mortgage-backed securities	108,706	3,617	—	—	108,706	3,617

Total	$653,523	$22,213	$9,777	$645	$663,300	$22,858

The number of investments in an unrealized loss position totaled 114 at September 30, 2014. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making the determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2014 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

At September 30, 2014, $1,430,183,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the third quarter ended September 30, 2014 and 2013, sales and calls of investment securities that were classified as available-for-sale totaled $2,145,000 and $50,065,000, respectively. Gross realized gains from security sales and calls during the third quarter of 2014 and 2013 totaled $1,000 and $1,114,000, respectively. Gross realized losses from security sales and calls during the third quarter of 2013 totaled $1,222,000. There were no gross realized losses from security sales or calls in the third quarter of 2014. During the nine months ended September 30, 2014 and 2013, sales and calls of investment securities that were classified as available-for-sale totaled $3,590,000 and $121,420,000, respectively. Gross realized gains from security sales and calls during the nine month periods ended September 30, 2014 and 2013 totaled $1,000 and $1,371,000, respectively. Gross realized losses from security sales and calls during the nine month periods ended September 30, 2014 and 2013 totaled $5,000 and $1,224,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

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

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A further downturn in the economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan provisions and reductions in income. Additionally, bank regulatory agencies periodically review our allowance for loan losses and methodology and could require, in accordance with generally accepted accounting principles, additional provisions to the allowance for loan losses is based on their judgment of information available to them at the time of their examination as well as changes to our methodology.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2014 and 2013, and December 31, 2013, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. To date, all of the troubled debt restructurings have been such that, after considering economic and business conditions and collection efforts, the collection of interest is doubtful and therefore remain on non-accrual. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of September 30, 2014 and 2013, and December 31, 2013, all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the cash flows expected at acquisition and the investment in the loan, is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on non-accrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at September 30, 2014 and 2013, and December 31, 2013 was $2,383,000, $2,954,000 and $2,707,000, respectively, compared to a contractual balance of $3,525,000, $4,218,000 and $3,970,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	September 30,		December 31, 2013
	2014	2013
Commercial	$612,092	$571,973	$596,730
Agricultural	86,718	66,758	75,928
Real estate	1,774,639	1,640,308	1,678,514
Consumer	354,981	330,046	333,113

Total loans held-for-investment	$2,828,430	$2,609,085	$2,684,285

Loans held for sale totaled $11,266,000, $5,724,000 and $5,163,000 at September 30, 2014 and 2013, and December 31, 2013, respectively, which were recorded at cost as fair value exceeded cost.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	September 30,		December 31, 2013
	2014	2013
Non-accrual loans*	$22,093	$22,809	$27,926
Loans still accruing and past due 90 days or more	263	54	133
Troubled debt restructured loans**	—	—	—

Total	$22,356	$22,863	$28,059

*	Includes $2,383,000, $2,954,000 and $2,707,000 of purchased credit impaired loans as of September 30, 2014 and 2013, and December 31, 2013, respectively.
**	Troubled debt restructured loans of $10,114,000, $14,737,000 and $13,298,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at September 30, 2014 and 2013, and December 31, 2013, respectively. At this time, all of our restructured loans are included in non-accrual loans.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

September 30, 2014		September 30, 2013		December 31, 2013
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$ 22,093	$4,634	$22,809	$4,605	$27,926	$5,338

The average recorded investment in impaired loans for the three and nine months ended September 30, 2014, and the year ended December 31, 2013 was approximately $24,893,000, $26,524,000 and $31,293,000, respectively. The Company had $23,629,000, $28,535,000 and $31,128,000 in non-accrual, past due 90 days still accruing and restructured loans and foreclosed assets at September 30, 2014 and 2013, and December 31, 2013, respectively. Non-accrual loans at September 30, 2014 and 2013, and December 31, 2013, consisted of the following by class of financing receivables (in thousands):

	September 30,		December 31, 2013
	2014	2013
Commercial	$3,481	$1,986	$4,281
Agricultural	102	97	131
Real estate	17,712	20,036	22,548
Consumer	798	690	966

Total	$22,093	$22,809	$27,926

No significant additional funds are committed to be advanced in connection with impaired loans as of September 30, 2014.

The Company’s impaired loans and related allowance as of September 30, 2014 and 2013, and December 31, 2013, are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

September 30, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three-month Average Recorded Investment
Commercial	$3,928	$278	$3,203	$3,481	$1,160	$3,990	$3,713
Agricultural	113	—	102	102	37	113	104
Real Estate	23,559	5,546	12,166	17,712	3,256	21,510	20,212
Consumer	977	467	331	798	181	911	864

Total	$28,577	$6,291	$15,802	$22,093	$4,634	$26,524	$24,893

*	Includes $2,383,000 of purchased credit impaired loans.

September 30, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three-month Average Recorded Investment
Commercial	$2,545	$701	$1,285	$1,986	$710	$1,779	$2,113
Agricultural	105	91	6	97	6	104	99
Real Estate	25,085	4,290	15,746	20,036	3,628	19,985	20,757
Consumer	824	212	478	690	261	662	799

Total	$28,559	$5,294	$17,515	$22,809	$4,605	$22,530	$23,768

*	Includes $2,954,000 of purchased credit impaired loans.

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$4,764	$934	$3,348	$4,282	$1,079	$5,017
Agricultural	139	17	114	131	41	144
Real Estate	31,704	5,794	16,753	22,547	4,006	25,060
Consumer	1,117	545	421	966	212	1,072

Total	$37,724	$7,290	$20,636	$27,926	$5,338	$31,293

*	Includes $2,707,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being classified as impaired of approximately $685,000 during the year ended December 31, 2013. Such amounts for the three-month and nine-month periods ended September 30, 2014 and 2013 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same, at September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$597,717	$3,649	$10,726	$—	$612,092
Agricultural	86,272	93	353	—	86,718
Real Estate	1,710,201	18,741	45,613	84	1,774,639
Consumer	352,850	601	1,527	3	354,981

Total	$2,747,040	$23,084	$58,219	$87	$2,828,430

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$584,547	$3,032	$9,151	$—	$596,730
Agricultural	75,382	245	298	3	75,928
Real Estate	1,609,242	20,773	48,352	147	1,678,514
Consumer	330,870	639	1,595	9	333,113

Total	$2,600,041	$24,689	$59,396	$159	$2,684,285

At September 30, 2014 and December 31, 2013, the Company’s past due loans are as follows (in thousands):

September 30, 2014	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$2,726	$110	$316	$3,152	$608,940	$612,092	$111
Agricultural	294	59	—	353	86,365	86,718	—
Real Estate	15,404	930	2,216	18,550	1,756,089	1,774,639	102
Consumer	1,742	292	297	2,331	352,650	354,981	50

Total	$20,166	$1,391	$2,829	$24,386	$2,804,044	$2,828,430	$263

December 31, 2013	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$5,303	$287	$420	$6,010	$590,720	$596,730	$—
Agricultural	355	—	—	355	75,573	75,928	—
Real Estate	13,787	2,489	1,876	18,152	1,660,362	1,678,514	55
Consumer	2,708	582	277	3,567	329,546	333,113	78

Total	$22,153	$3,358	$2,573	$28,084	$2,656,201	$2,684,285	$133

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The allowance for loan losses as of September 30, 2014 and 2013, and December 31, 2013, is presented below. Management has evaluated the appropriateness of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	September 30,		December 31,
	2014	2013	2013
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$4,634	$4,605	$5,338
Remaining portfolio	31,754	30,195	28,562

Total allowance for loan losses	$36,388	$34,800	$33,900

The following table details the allowance for loan losses at September 30, 2014 and December 31, 2013 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at September 30, 2014 or December 31, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,837	$127	$7,081	$388	$10,433
Loans collectively evaluated for impairment	4,649	258	19,218	1,830	25,955

Total	$7,486	$385	$26,299	$2,218	$36,388

December 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,755	$125	$7,215	$378	$10,473
Loans collectively evaluated for impairment	3,685	258	17,725	1,759	23,427

Total	$6,440	$383	$24,940	$2,137	$33,900

Changes in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 are summarized as follows by portfolio segment (in thousands):

Three months ended September 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,861	$364	$26,561	$2,106	$35,892
Provision for loan losses	635	7	(80)	334	896
Recoveries	72	14	42	86	214
Charge-offs	(82)	—	(224)	(308)	(614)

Ending balance	$7,486	$385	$26,299	$2,218	$36,388

Three months ended September 30, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,736	$1,493	$23,902	$1,968	$34,099
Provision for loan losses	354	(999)	1,644	350	1,349
Recoveries	141	10	42	104	297
Charge-offs	(218)	(86)	(294)	(347)	(945)

Ending balance	$7,013	$418	$25,294	$2,075	$34,800

Nine months ended September 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,440	$383	$24,940	$2,137	$33,900
Provision for loan losses	1,189	(14)	1,988	547	3,710
Recoveries	225	17	361	386	989
Charge-offs	(368)	(1)	(990)	(852)	(2,211)

Ending balance	$7,486	$385	$26,299	$2,218	$36,388

Nine months ended September 30, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,343	$1,541	$24,063	$1,892	$34,839
Provision for loan losses	(77)	(1,056)	3,035	680	2,582
Recoveries	329	29	95	266	719
Charge-offs	(582)	(96)	(1,899)	(763)	(3,340)

Ending balance	$7,013	$418	$25,294	$2,075	$34,800

The Company’s recorded investment in loans as of September 30, 2014 and December 31, 2013 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $2,383,000 and $2,707,000 at September 30, 2014 and December 31, 2013, respectively, are included in loans individually evaluated for impairment.

September 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$14,375	$446	$64,438	$2,131	$81,390
Loans collectively evaluated for impairment	597,717	86,272	1,710,201	352,850	2,747,040

Total	$612,092	$86,718	$1,774,639	$354,981	$2,828,430

December 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$12,183	$546	$69,272	$2,243	$84,244
Loans collectively evaluated for impairment	584,547	75,382	1,609,242	330,870	2,600,041

Total	$596,730	$75,928	$1,678,514	$333,113	$2,684,285

The Company’s loans that were modified in the three and nine months ended September 30, 2014 and 2013 and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	1	$158	$158	6	$557	$557
Agricultural	—	—	—	1	39	39
Real Estate	1	40	40	5	630	630
Consumer	—	—	—	3	11	11

Total	2	$198	$198	15	$1,237	$1,237

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	—	$—	$—	3	$218	$218
Agricultural	—	—	—	1	24	24
Real Estate	—	—	—	8	3,779	3,779
Consumer	4	86	86	5	123	123

Total	4	$86	$86	17	$4,144	$4,144

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$158	$—	$—	$255	$302
Agricultural	—	—	—	—	—	39
Real Estate	—	—	40	—	118	512
Consumer	—	—	—	—	8	3

Total	$—	$158	$40	$—	$381	$856

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$—	$—	$218	$—
Agricultural	—	—	—	—	24	—
Real Estate	—	—	—	420	350	3,009
Consumer	—	82	4	—	119	4

Total	$—	$82	$4	$420	$711	$3,013

Certain loans were modified as troubled debt restructured loans within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number	Balance	Number	Balance
Commercial	—	$—	—	$—
Agriculture	—	—	—	—
Real Estate	—	—	—	—
Consumer	—	—	1	32

Total	—	$—	1	$32

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number	Balance	Number	Balance
Commercial	1	$71	6	$316
Agriculture	—	—	—	—
Real Estate	—	—	—	—
Consumer	—	—	—	—

Total	1	$71	6	$316

As of September 30, 2014, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At September 30, 2014, $1,634,405,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At September 30, 2014, $1,038,000 in advances were outstanding and $7,000,000 in letters of credit were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our bank subsidiary.

Note 6 - Income Taxes

Income tax expense was $7,843,000 for the third quarter of 2014 as compared to $6,121,000 for the same period in 2013. The Company’s effective tax rates on pretax income were 25.08% and 23.83% for the third quarter of 2014 and 2013, respectively. Income tax expense was $21,705,000 for nine months ended September 30, 2014 as compared to $18,723,000 for same period in 2013. The Company’s effective tax rate on pretax income was 24.48% and 24.52% for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rates differ from the statutory federal tax rate of 35% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and the settlement of a bank owned life insurance contract.

Note 7 - Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. At September 30, 2014, no options have been granted in 2014. On October 22, 2013, the Company granted 395,000 shares in incentive stock options at an exercise price of $30.85 to its employees. The Company recorded stock option expense totaling $174,000 and $88,000 for the three months ended September 30, 2014 and 2013, respectively.

The Company recorded stock option expense totaling $532,000 and $264,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

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

In October 2014, the Company approved a plan to offer plan participants that are no longer employed by the Company the option to receive a one-time lump sum payment in lieu of future benefits to be received under the plan. The lump sum payment offered approximates the respective participant’s pension benefit obligation and is not expected to have a significant impact on the Company’s financial statements.

Net periodic benefit costs totaling $107,000 and $208,000 were recorded for the three months ended September 30, 2014 and 2013, respectively. Net periodic benefit costs totaling $321,000 and $623,000 were recorded for the nine months ended September 30, 2014 and 2013, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and nine months ended September 30, 2014 or 2013.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$520	$—	$—	$520
Obligations of U. S. government sponsored-enterprises and agencies	—	107,301	—	107,301
Obligations of states and political subdivisions	18,546	1,083,423	—	1,101,969
Corporate bonds	—	95,038	—	95,038
Residential mortgage-backed securities	45,769	766,098	—	811,867
Commercial mortgage-backed securities	—	132,412	—	132,412
Other securities	4,655	—	—	4,655

Total	$69,490	$2,184,272	$—	$2,253,762

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2014:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, or Level 3 inputs based on the discounting of the collateral. At September 30, 2014, impaired loans with a carrying value of $22,093,000 were reduced by specific valuation reserves totaling $4,634,000 resulting in a net fair value of $17,459,000.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At September 30, 2014, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2014 and 2013 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
Carrying value of other real estate owned prior to re-measurement	$173	$238
Write-downs included in gain (loss) on sale of other real estate owned	(46)	(65)

Fair value	$127	$173

	Nine Months Ended September 30,
	2014	2013
Carrying value of other real estate owned prior to re-measurement	$881	$2,065
Write-downs included in gain (loss) on sale of other real estate owned	(135)	(369)

Fair value	$746	$1,696

At September 30, 2014 and 2013, and December 31, 2013, other real estate owned totaled $1,185,000, $5,490,000 and $2,903,000, respectively.

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

Cash and due from banks, federal funds sold, interest-bearing deposits and time deposits in banks and accrued interest receivable and payable are liquid in nature and considered Levels 1 or 2 of the fair value hierarchy.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at September 30, 2014 and December 31, 2013, were as follows (in thousands):

	September 30,		December 31,
	2014		2013
	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$149,957	$149,957	$183,084	$183,084	Level 1
Federal funds sold	4,785	4,785	3,430	3,430	Level 1
Interest-bearing deposits in banks	83,994	83,994	25,498	25,498	Level 1
Interest-bearing time deposits in banks	19,234	19,285	31,917	32,059	Level 2
Available-for-sale securities	2,253,762	2,253,762	2,057,723	2,057,723	Levels 1 and 2
Held-to-maturity securities	554	560	684	694	Level 2
Loans	2,803,308	2,815,509	2,655,548	2,667,743	Level 3
Accrued interest receivable	23,420	23,420	26,865	26,865	Level 2
Deposits with stated maturities	664,221	666,123	686,627	688,876	Level 2
Deposits with no stated maturities	3,800,143	3,800,143	3,448,448	3,448,448	Level 1
Short term borrowings	341,909	341,909	463,888	463,888	Level 2
Accrued interest payable	275	275	299	299	Level 2

Note 10 - Recently Issued Authoritative Accounting Guidance

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

In 2014, the FASB amended its authoritative guidance related to repurchase-to-maturity transaction to require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendment requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. The amendment requires entities to disclose certain information about transfers accounted for as sales in transactions that economically similar to repurchase agreements. In addition, the amendment requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. The amendment will be effective on January 1, 2015 and is not expected to have a significant impact on the Company’s financial statements.

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

Such forward-looking statements reflect the current views of our management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise (except as required by law).

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

Stock Split

On April 22, 2014, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective for shareholders of record on May 15, 2014 that was distributed on June 2, 2014. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the nine months ended September 30, 2014.

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

Results of Operations

Performance Summary. Net earnings for the third quarter of 2014 were $23.43 million compared to $19.56 million for the same quarter in 2013, or a 19.78% increase.

Basic earnings per share for the third quarter of 2014 were $0.37 compared to $0.31 for the same quarter last year. The return on average assets was 1.71% for the third quarter of 2014, as compared to 1.56% for the same quarter of 2013. The return on average equity was 14.27% for the third quarter of 2014 as compared to 13.64% for the same quarter a year ago.

Net earnings for the nine-month period ended September 30, 2014 were $66.97 million compared to $57.63 million for the same period in 2013, or a 16.21% increase.

Basic earnings per share for the first nine months of 2014 were $1.05 compared to $0.91 for the same period last year. The return on average assets was 1.68% for the first nine months of 2014, as compared to 1.64% for the same period in 2013. The return on average equity was 14.24% for the first nine months of 2014 as compared to 13.53% a year ago.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $53.70 million for the third quarter of 2014, as compared to $49.85 million for the same period last year. The increase in 2014 compared to 2013 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $444.91 million for the third quarter of 2014 over the same period in 2013. Average tax exempt securities, taxable securities and average loans increased $114.09 million, $155.20 million and $177.83 million, respectively, for the third quarter of 2014 over the third quarter of 2013. Average interest bearing liabilities increased $187.06 million for the third quarter of 2014, as compared to the same period in 2013. The yield on earning assets decreased 9 basis points during the third quarter of 2014, whereas the rate paid on interest-bearing liabilities decreased 2 basis points in the third quarter of 2014 primarily due to the effects of lower interest rates.

Tax-equivalent net interest income was $158.47 million for the first nine months of 2014, as compared to $137.83 million for the same period last year. The increase in 2014 compared to 2013 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $606.19 million for the first nine months of 2014 over the same period in 2013. Average tax exempt securities, taxable securities and average loans increased $133.88 million, $110.48 million and $391.77 million, respectively, for the first nine months of 2014 over the same period in 2013. Average interest bearing liabilities increased $432.94 million for the first nine months period of 2014, as compared to the same period in 2013. The yield on earning assets increased 3 basis points during the first nine months of 2014, whereas the rate paid on interest-bearing liabilities decreased 1 basis point in the first nine months of 2014 primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013			Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$(2)	$(27)	$(29)	$(142)	$(6)	$(148)
Taxable investment securities	941	(215)	726	2,001	213	2,214
Tax-exempt investment securities (1)	1,383	(61)	1,322	4,832	421	5,253
Loans (1) (2)	2,249	(512)	1,737	14,828	(1,372)	13,456

Interest income	4,571	(815)	3,756	21,519	(744)	20,775
Interest-bearing deposits	103	(142)	(39)	456	(320)	136
Short-term borrowings	(20)	(36)	(56)	18	(25)	(7)

Interest expense	83	(178)	(95)	474	(345)	129

Net interest income	$4,488	$(637)	$3,851	$21,045	$(399)	$20,646

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the third quarter of 2014 was 4.18%, a decrease of 7 basis points from the same period in 2013. The net interest margin for the nine months ended September 30, 2014 was 4.25%, an increase of 4 basis points from the same period in 2013. We expect interest rates to remain at the current low levels based on comments made by the Federal Reserve, which will continue to place pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended September 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$60,832	$80	0.55%	$63,045	$109	0.76%
Taxable investment securities (2)	1,166,248	6,856	2.35	1,011,050	6,130	2.43
Tax-exempt investment securities (2)(3)	1,057,715	12,763	4.83	943,623	11,441	4.85
Loans (3)(4)	2,814,083	35,070	4.94	2,636,253	33,333	5.02

Total earning assets	5,098,878	$54,769	4.26%	4,653,971	$51,013	4.35%
Cash and due from banks	143,102			127,800
Bank premises and equipment, net	100,266			94,864
Other assets	43,670			48,988
Goodwill and other intangible assets, net	97,424			97,297
Allowance for loan losses	(36,093)			(34,428)

Total assets	$5,447,247			$4,988,492

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,892,065	$999	0.14%	$2,631,862	$1,038	0.16%
Short-term borrowings	384,768	70	0.07	457,914	126	0.11

Total interest-bearing liabilities	3,276,833	$1,069	0.13%	3,089,776	$1,164	0.15%
Noninterest-bearing deposits	1,470,682			1,292,491
Other liabilities	48,225			37,091

Total liabilities	4,795,740			4,419,358
Shareholders’ equity	651,507			569,134

Total liabilities and shareholders’ equity	$5,447,247			$4,988,492

Net interest income		$53,700			$49,849

Rate Analysis:
Interest income/earning assets			4.26%			4.35%
Interest expense/earning assets			0.08			0.10

Net yield on earning assets			4.18%			4.25%

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$58,538	$257	0.62%	$88,475	$405	0.65%
Taxable investment securities (2)	1,149,156	21,032	2.44	1,038,679	18,818	2.42
Tax-exempt investment securities (2)(3)	1,029,661	37,579	4.87	895,778	32,326	4.81
Loans (3)(4)	2,750,983	102,747	4.99	2,359,216	89,291	5.06

Total earning assets	4,988,338	$161,615	4.33%	4,382,148	$140,840	4.30%
Cash and due from banks	142,023			126,198
Bank premises and equipment, net	97,436			90,147
Other assets	43,457			47,821
Goodwill and other intangible assets, net	97,458			83,319
Allowance for loan losses	(35,276)			(34,552)

Total assets	$5,333,436			$4,695,081

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,859,269	$2,894	0.14%	$2,453,370	$2,758	0.15%
Short-term borrowings	405,811	249	0.08	378,775	256	0.09

Total interest-bearing liabilities	3,265,080	$3,143	0.13%	2,832,145	$3,014	0.14%
Noninterest-bearing deposits	1,397,909			1,245,434
Other liabilities	41,473			47,939

Total liabilities	4,704,462			4,125,518
Shareholders’ equity	628,974			569,563

Total liabilities and shareholders’ equity	$5,333,436			$4,695,081

Net interest income		$158,472			$137,826

Rate Analysis:
Interest income/earning assets			4.33%			4.30%
Interest expense/earning assets			0.08			0.09

Net yield on earning assets			4.25%			4.21%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the third quarter of 2014 was $17.32 million, an increase of $249 thousand over the same period in 2013. Trust fees increased $634 thousand, and ATM, interchange and credit card fees increased $689 thousand. The increase in trust fees reflects an increase in fees from mineral management as well as assets under management over the prior year from both market value growth and growth in assets managed. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $3.66 billion at September 30, 2014 as compared to $3.20 billion a year ago. The increases in ATM, interchange and credit card fees are primarily a result of increases in the number of net new accounts and debit cards.

Offsetting these increases were decreases in real estate mortgage fees of $195 thousand and service charges on deposits of $396 thousand. The decline in real estate mortgage fees is a result of the overall decline in mortgage refinance activity.

Noninterest income for the nine month period ended September 30, 2014 was $49.60 million, an increase of $3.34 million over the same period in 2013. Trust fees increased $2.01 million, ATM, interchange and credit card fees increased $1.98 million and net gain on sale of foreclosed assets increased $1.07 million. The increase in trust fees reflects an increase in fees from mineral management as well as assets under management over the prior year from both market value growth and growth in assets managed. The increases in ATM, interchange and credit card fees are primarily a result of increases in the number of net new accounts and debit cards. The increase in net gain on sale of foreclosed assets is a result of several gains recognized on sales of foreclosed properties in our Orange and Weatherford regions. Also included in noninterest income in the first nine months of 2014 was a $605 thousand gain on the settlement of a bank owned life insurance contract.

Offsetting these increases was a decrease in real estate mortgage fees of $975 thousand, primarily resulting from the overall decline in mortgage refinance activity.

Table 3 - Noninterest Income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Increase (Decrease)	2013	2014	Increase (Decrease)	2013
Trust fees	$4,772	$634	$4,138	$13,897	$2,013	$11,884
Service charges on deposit accounts	4,402	(396)	4,798	12,623	(386)	13,009
ATM, interchange and credit card fees	5,093	689	4,404	14,291	1,976	12,315
Real estate mortgage operations	1,813	(195)	2,008	4,174	(975)	5,149
Net gain (loss) on sale of available-for-sale securities	1	109	(108)	(4)	(151)	147
Net gain (loss) on sale of foreclosed assets	305	269	36	804	1,067	(263)
Other:
Check printing fees	55	(16)	71	158	(12)	170
Safe deposit rental fees	115	(1)	116	423	30	393
Credit life and debt protection fees	49	(3)	52	115	(31)	146
Brokerage commissions	212	(5)	217	670	159	511
Interest on loan recoveries	50	(54)	104	437	27	410
Gain on sale of assets	(31)	(40)	9	15	(102)	117
Miscellaneous income	488	(742)	1,230	1,998	(274)	2,272

Total other	938	(861)	1,799	3,816	(203)	4,019

Total Noninterest Income	$17,324	$249	$17,075	$49,601	$3,341	$46,260

Noninterest Expense. Total noninterest expense for the third quarter of 2014 was $34.04 million, a decrease of $1.49 million, or 4.20%, as compared to the same period in 2013. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the third quarter of 2014 was 47.93%, compared to 53.10% from the same period in 2013.

Salaries and employee benefits for the third quarter of 2014 totaled $17.95 million, an increase of $449 thousand compared to 2013. The increase was largely the result of additional employees to staff new branches and annual pay increases.

All other categories of noninterest expense for the third quarter of 2014 totaled $16.09 million, a decrease of $1.94 million, or 10.77%, as compared to the same period in 2013. The decrease in non-interest expense was largely attributable to the Company’s recognition of $3.40 million in technology contract termination costs related to the Orange acquisition in the third quarter of 2013. There were no such costs in 2014. Offsetting this decrease were increases in net occupancy and equipment expense and ATM, interchange and credit card expense. The increases in net occupancy and equipment expenses primarily resulted from the addition of several new branches and ATMs. ATM, interchange and credit card expenses increased due to a large growth in net new accounts and debit cards.

Total noninterest expense for the first nine months of 2014 was $101.49 million, an increase of $8.57 million, or 9.23%, as compared to the same period in 2013. Our efficiency ratio for the first nine months of 2014 was 48.78%, compared to 50.47% from the same period in 2013.

Salaries and employee benefits for the first nine months of 2014 totaled $52.64 million, an increase of $3.81 million compared to 2013. The increase was largely the result of additional employees to staff new branches, annual pay increases, our Orange acquisition and an increase in health care expenses.

All other categories of noninterest expense for the first nine months of 2014 totaled $48.85 million, an increase of $4.77 million, or 5.13%, as compared to the same period in 2013. The increase in non-interest expense was largely attributable to the Company’s recognition of $2.39 million related to a litigation settlement and the deductible from damage sustained in a hail storm in Abilene. Other categories of noninterest expense with increases included net occupancy and equipment expense, printing, stationary and supplies expense, ATM, interchange and credit card expense and advertising. These increases primarily resulted from the Orange acquisition, the addition of several new branches and ATMs and significant growth in net new accounts and debit cards.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Increase (Decrease)	2013	2014	Increase (Decrease)	2013
Salaries	$13,580	$414	$13,166	$39,623	$2,938	$36,685
Medical	1,145	(178)	1,323	4,046	429	3,617
Profit sharing	1,596	119	1,477	3,808	70	3,738
Pension	107	(101)	208	321	(302)	623
401(k) match expense	430	65	365	1,289	167	1,122
Payroll taxes	918	44	874	3,019	237	2,782
Stock option expense	174	86	88	532	268	264

Total salaries and employee benefits	17,950	449	17,501	52,638	3,807	48,831
Net occupancy expense	2,297	133	2,164	6,804	809	5,995
Equipment expense	2,758	268	2,490	8,045	899	7,146
FDIC assessment fees	693	53	640	2,035	254	1,781
ATM, interchange and credit card expense	1,819	345	1,474	4,995	834	4,161
Professional and service fees	1,205	(158)	1,363	3,249	51	3,198
Printing, stationery and supplies	632	98	534	1,960	456	1,504
Amortization of intangible assets	62	(15)	77	210	90	120
Other:
Data processing fees	76	12	64	219	37	182
Postage	420	25	395	1,252	139	1,113
Advertising	918	219	699	2,721	861	1,860
Correspondent bank service charges	222	(28)	250	666	(8)	674
Telephone	515	(72)	587	1,616	190	1,426
Public relations and business development	673	127	546	1,710	231	1,479
Directors’ fees	193	(9)	202	661	19	642
Audit and accounting fees	439	33	406	1,243	69	1,174
Legal fees	221	47	174	591	64	527
Regulatory exam fees	232	8	224	691	73	618
Travel	254	(51)	305	692	(8)	700
Courier expense	235	43	192	600	30	570
Operational and other losses	393	(92)	485	3,470	2,634	836
Other real estate	128	2	126	397	19	378
Other miscellaneous expense	1,705	(2,931)	4,636	5,024	(2,978)	8,002

Total other	6,624	(2,667)	9,291	21,553	1,372	20,181

Total Noninterest Expense	$34,040	$(1,494)	$35,534	$101,489	$8,572	$92,917

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of September 30, 2014, total loans held for investment were $2.83 billion, an increase of $144.15 million, as compared to December 31, 2013. As compared to December 31, 2013, commercial loans increased $15.36 million, agricultural loans increased $10.79 million, real estate loans increased $96.13 million, and consumer loans increased $21.87 million. Loans averaged $2.81 billion during the third quarter of 2014, an increase of $177.83 million from the prior year third quarter average balances. Loans averaged $2.75 billion during the nine month period ending September 30, 2014, an increase of $391.77 million from the same period average balances of 2013.

Table 5 - Composition of Loans (in thousands):

	September 30,		December 31, 2013
	2014	2013
Commercial	$612,092	$571,973	$596,730
Agricultural	86,718	66,758	75,928
Real estate	1,774,639	1,640,308	1,678,514
Consumer	354,981	330,046	333,113

Total loans held-for-investment	$2,828,430	$2,609,085	$2,684,285

At September 30, 2014, our real estate loans represent approximately 62.74% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 46.66%, (ii) commercial real estate loans of 28.33%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 14.45%, (iv) residential development and construction loans of 7.33%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 3.23%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $11.27 million, $5.72 million and $5.16 million at September 30, 2014 and 2013, and December 31, 2013, respectively, which were recorded at cost as fair value exceeded cost.

Asset Quality. The loan portfolio of our bank subsidiary is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on non-accrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Non-accrual, past due 90 days or more and still accruing and restructured loans plus foreclosed assets were $23.63 million at September 30, 2014, as compared to $28.54 million at September 30, 2013 and $31.13 million at December 31, 2013. As a percent of loans and foreclosed assets, these assets were 0.83% at September 30, 2014, as compared to 1.09% at September 30, 2013 and 1.16% at December 31, 2013. As a percent of total assets, these assets were 0.42% at September 30, 2014 as compared to 0.56% at September 30, 2013 and 0.60% at December 31, 2013. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at September 30, 2014.

Table 6 – Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	September 30,		December 31, 2013
	2014	2013
Non-accrual loans*	$22,093	$22,809	$27,926
Loans still accruing and past due 90 days or more	263	54	133
Troubled debt restructured loans**	—	—	—
Foreclosed assets	1,273	5,672	3,069

Total	$23,629	$28,535	$31,128

As a % of loans and foreclosed assets	0.83%	1.09%	1.16%
As a % of total assets	0.42%	0.56%	0.60%

*	Includes $2.38 million, $2.95 million and $2.71 million of purchased credit impaired loans as of September 30, 2014 and 2013, and December 31, 2013, respectively.
**	Troubled debt restructured loans of $10.11 million, $14.74 million and $13.30 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at September 30, 2014 and 2013, and December 31, 2013, respectively. At this time, all of our restructured loans are included in non-accrual loans.

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

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $896 thousand for the third quarter of 2014, as compared to $1.35 million for the third quarter of 2013. The provision for loan losses was $3.71 million for the first nine months of 2014, compared to $2.58 million for the same period in 2013. The continued provision for loan losses in 2014 and 2013 reflects the growth in loans and continuing levels of nonperforming and classified assets. As a percent of average loans, net loan charge-offs were 0.06% for the third quarter of 2014 compared to 0.10% during the third quarter of 2013. As a percent of average loans, net loan charge-offs were 0.06% for the first nine months of 2014, compared to 0.15% for the same period of 2013. The allowance for loan losses as a percent of loans was 1.28% as of September 30, 2014, as compared to 1.26% as of December 31, 2013 and 1.33% as of September 30, 2013. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Allowance for loan losses at period end	$36,388	$34,800	$36,388	$34,800
Loans held for investment at period end	2,828,430	2,609,085	2,828,430	2,609,085
Average loans for period	2,814,083	2,636,253	2,750,983	2,359,216
Net charge-offs/average loans (annualized)	0.06%	0.10%	0.06%	0.15%
Allowance for loan losses/period-end loans	1.28%	1.33%	1.28%	1.33%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	162.77%	152.21%	162.77%	152.21%

Interest-Bearing Deposits in Banks. At September 30, 2014, our interest-bearing deposits in banks were $103.23 million compared with $82.99 million and $57.42 million as of September 30, 2013 and December 31, 2013, respectively. At September 30, 2014, interest-bearing deposits in banks included $19.23 million invested in FDIC-insured certificates of deposit, $83.70 million maintained at the Federal Reserve Bank of Dallas and $296 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At September 30, 2014, securities with a fair value of $2.25 billion were classified as securities available-for-sale and securities with an amortized cost of $554 thousand were classified as securities held-to-maturity. As compared to December 31, 2013, the available-for-sale portfolio at September 30, 2014 reflected (i) a decrease of $30.79 million in obligations of U.S. government sponsored-enterprises and agencies, (ii) an increase of $110.70 million in obligations of states and political subdivisions, (iii) a decrease of $9.35 million in corporate and other bonds, (iv) an increase of $124.95 million in mortgage-backed securities and (v) an increase of $520 thousand in U.S. Treasury securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities guaranteed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at September 30, 2014 and December 31, 2013.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at September 30, 2014 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$—	—%	$520	1.17%	$—	—%	$—	—%	$520	1.17%
Obligations of U.S. government sponsored-enterprises and agencies	22,011	1.85	85,290	1.17	—	—	—	—	107,301	1.31
Obligations of states and political subdivisions	45,482	3.78	520,210	5.07	527,658	5.35	8,619	7.60	1,101,969	5.17
Corporate bonds and other securities	10,229	1.77	89,464	2.57	—	—	—	—	99,693	2.49
Mortgage-backed securities	4,637	4.59	628,363	2.54	311,066	2.54	213	2.57	944,279	2.55

Total	$82,359	3.06%	$1,323,847	3.45%	$838,724	4.31%	$8,832	7.48%	$2,253,762	3.77%

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

As of September 30, 2014, the investment portfolio had an overall tax equivalent yield of 3.77%, a weighted average life of 4.61 years and modified duration of 4.10 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $4.46 billion as of September 30, 2014, as compared to $4.00 billion as of September 30, 2013. Table 9 provides a breakdown of average deposits and rates paid for the three and nine month periods ended September 30, 2014 and 2013.

Table 9 - Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended September 30,
	2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,470,682	—%	$1,292,491	—%
Interest-bearing deposits:
Interest-bearing checking	1,317,199	0.10	1,145,687	0.13
Savings and money market accounts	897,391	0.06	789,311	0.06
Time deposits under $100,000	277,113	0.25	298,815	0.25
Time deposits of $100,000 or more	400,362	0.34	398,049	0.34

Total interest-bearing deposits	2,892,065	0.14%	2,631,862	0.16%

Total average deposits	$4,362,747		$3,924,353

	Nine Months Ended September 30,
	2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,397,909	—%	$1,245,434	—%
Interest-bearing deposits:
Interest-bearing checking	1,307,362	0.11	1,062,035	0.11
Savings and money market accounts	869,072	0.06	733,626	0.06
Time deposits under $100,000	283,469	0.23	286,240	0.26
Time deposits of $100,000 or more	399,366	0.31	371,469	0.34

Total interest-bearing deposits	2,859,269	0.14%	2,453,370	0.15%

Total average deposits	$4,257,178		$3,698,804

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $341.91 million and $466.50 million at September 30, 2014 and 2013, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $384.77 million and $457.91 million in the third quarter of 2014 and 2013, respectively. The weighted average interest rate paid on these short-term borrowings was 0.07% and 0.11% for the third quarter of 2014 and 2013, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $405.81 million and $378.77 million for the nine month periods ended September 30, 2014 and 2013, respectively. The weighted average interest rate paid on these short-term borrowings was 0.08% and 0.09% for the first nine months of 2014 and 2013, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $658.77 million, or 11.81% of total assets at September 30, 2014, as compared to $568.24 million, or 11.20% of total assets, at September 30, 2013. Included in shareholders’ equity at September 30, 2014 and September 30, 2013, were $43.22 million and $12.91 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the third quarter of 2014, total shareholders’ equity averaged $651.51 million, or 11.96% of average assets, as compared to $569.13 million, or 11.41% of average assets, during the same period in 2013. For the nine months ended September 30, 2014, total shareholders’ equity averaged $628.97 million, or 11.79% of total assets, compared to $569.56 million, or 12.13% of total assets, during the same period in 2013.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Regulatory minimums to be designated “well capitalized” for total risk-based, Tier 1 risk-based and leverage ratios are 10.00%, 6.00% and 5.00% respectively. As of September 30, 2014, our total risk-based, Tier 1 risk-based and leverage capital ratios on a consolidated basis were 17.20%, 16.07% and 10.10%, respectively, as compared to total risk-based, Tier 1 risk-based and leverage capital ratios of 16.49%, 15.37% and 9.77% as of September 30, 2013. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

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

As of September 30, 2014, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.31% and 0.46%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in net interest income of 2.32% relative to the base case over the next twelve months. The likelihood of a decrease in interest rates beyond 50 basis points as of September 30, 2014 is considered remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and re-pricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $341.91 million at September 30, 2014, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2015 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $100.00 million. At September 30, 2014, there were no amounts drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $881.56 million, at September 30, 2014, secured by portions of our loan portfolio and certain investment securities. At September 30, 2014, $1.04 million in advances and $7.00 million in letters of credit issued by the FHLB were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our subsidiary bank.

The Company renewed its loan agreement, effective June 30, 2013, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2015, interest is paid quarterly at Wall Street Journal Prime Rate and the line of credit matures June 30, 2015. If a balance exists at June 30, 2015, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at September 30, 2014. There was no outstanding balance under the line of credit as of September 30, 2014 or December 31, 2013.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $69.43 million at September 30, 2014, investment securities which totaled $12.18 million at September 30, 2014 which matures over 9 to 16 years, available dividends from our subsidiaries which totaled $69.45 million at September 30, 2014, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions. Existing cash resources at our subsidiary bank may also be used as a source of funding for these potential acquisitions or expansions.

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

Table 10 – Commitments as of September 30, 2014 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$463,915
Unfunded commitments to extend credit	130,928
Standby letters of credit	27,829

Total commercial commitments	$622,672

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2014, approximately $69.45 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $34.00 million and $30.80 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income as defined in such loan agreement. The cash dividend payout ratios have amounted to 39.21% and 42.52% of net earnings for the first nine months of 2014 and the same period in 2013, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 22, 2014, the Board of Directors declared a $0.14 (post split) per share cash dividend that was paid July 1, 2014 to shareholders of record on June 16, 2014. This represented a 7.69 percent increase in quarterly dividends from the third quarter of 2013.

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

Item 4. Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, are effective at the reasonable assurance level as of September 30, 2014.

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

FIRST FINANCIAL BANKSHARES, INC.

Date: November 4, 2014	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: November 4, 2014	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer