Form 10-K
period 2014-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2015-02-20
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $1.92 billion.

As of February 20, 2015, there were 64,128,797 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the proxy statement for our 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

i

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those listed in “Item 1A-Risk Factors” and the following:

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

General

First Financial Bankshares, Inc., a Texas corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Federal Reserve Board, as well as several other bank regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. Up to December 30, 2012, we owned eleven separately chartered banks, a trust company, a technology operating company, and an insurance agency, all organized and located in Texas. Effective December 30, 2012, we consolidated our eleven bank charters into our Abilene bank charter, First Financial Bank, National Association, to reduce certain operating costs and to make our our technology and compliance operations more efficient. In addition, on May 31, 2013, we acquired Orange Savings Bank, SSB and merged Orange Savings Bank, SSB with and into our subsidiary bank. As of December 31, 2014, our subsidiaries are:

•	First Financial Bank, National Association, Abilene, Texas;

•	First Technology Services, Inc., Abilene, Texas;

•	First Financial Trust & Asset Management Company, National Association, Abilene, Texas; and

•	First Financial Insurance Agency, Inc., Abilene, Texas.

Through our subsidiaries, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of December 31, 2014, we had 62 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Stephenville, and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Lubbock, Mauriceville, Merkel, Midlothian, Mineral Wells, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Trent, Trophy Club, Vidor, Waxahachie, and Willow Park, all in Texas.

Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Although we consolidated our bank charters into one charter, we continue to operate as twelve bank regions (effective May 31, 2013, we added our twelfth region in Orange, Texas) with local advisory boards of directors, local bank region presidents and local decision-making. We have consolidated many of the backroom operations, such as investment securities, accounting, check processing, technology and employee benefits, which improves our efficiency and frees management of our bank regions to concentrate on serving the banking needs of their local communities. We call this our “one bank, twelve regions” concept.

In the past, we have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 26.5 million residents, Texas has more people than any other state except California. The population of Texas grew 20.1% from 2003-2013 according to the U.S. Census Bureau. Many of the communities in which we operate are also experiencing positive growth as shown below:

Population Growth 2003-2013*

Bridgeport and Wise County	13.2%
Fort Worth and Tarrant County	23.2%
Cleburne and Johnson County	12.0%
Granbury and Hood County	18.2%

Weatherford, Willow Park, Aledo and Parker County	25.6%
Stephenville and Erath County	17.9%

*	Source: U. S. Census Bureau

These economies include dynamic centers of higher education, agriculture, wind energy and natural resources, retail, military, healthcare, tourism, retirement living, manufacturing and distribution.

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

Over the years, we have grown in three ways: by growing internally, by opening new branch locations and by acquiring other banks. Since 1997, we have completed twelve bank acquisitions and have increased our total assets from $1.57 billion to $5.85 billion. We have also established a trust and asset management company and a technology services company, both of which operate as subsidiaries of First Financial Bankshares, Inc. Looking ahead, we intend to continue to grow organically by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, so we can provide more convenient service to our customers, and we are actively pursuing acquisition opportunities by calling on banks that we are interested in possibly acquiring.

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

Information on our revenues, profits and losses and total assets appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 hereof.

First Financial Bankshares, Inc.

We provide management, technical resources and policy direction to our subsidiaries, which enable them to improve or expand their services while continuing their local activity and identity. Each of our subsidiaries operates under the day-to-day management of its own board of directors and officers, including advisory boards of directors for our bank regions. We provide resources and policy direction in, among other things, the following areas:

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

Services Offered by Our Subsidiaries

Our subsidiary bank is a separate legal entity that operates under the day-to-day management of its board of directors and officers. Our twelve bank regions operating under our subsidiary bank each have separate advisory boards that make recommendations and provide assistance to regional management of the bank regarding the operations of their respective region. Each of our bank regions provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, remote deposit capture, internet banking, mobile banking, payroll cards, transmitting funds, and performing other customary commercial banking services. We also conduct full service trust activities through First Financial Trust & Asset Management Company, National Association, our trust company. Through our trust company, we offer personal trust services, which include the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. In addition, we provide securities brokerage services through arrangements with an unrelated third party in our Abilene, San Angelo, Cleburne, Stephenville, Eastland and Weatherford banking regions.

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

Our business does not depend on any single customer or any few customers, and the loss of any one would not have a materially adverse effect upon our business. Although we have a broad base of customers that are not related to us, our customers also occasionally include our officers and directors, as well as other entities with which we are affiliated. Through our bank regions we may make loans to our officers and directors, and entities with which we are affiliated, in the ordinary course of business. We make these loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Loans to our directors, officers and their affiliates are also subject to numerous restrictions under federal and state banking laws, which we describe in greater detail below, under the heading “Supervision and Regulation – Loans to Directors, Executive Officers and Principal Shareholders.”

Employees

Including all of our subsidiaries, we employed approximately 1,140 full-time equivalent employees at December 31, 2014. Our management believes that our employee relations have been and will continue to be good.

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

National Banking Associations. Banks organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency, or OCC. Effective December 30, 2012, we consolidated our eleven bank charters into one, that being our Abilene charter. As a result, the OCC now supervises, regulates and regularly examines the following subsidiaries:

•	First Financial Bank, National Association, Abilene, Texas;

•	First Financial Trust & Asset Management Company, National Association; and

•	First Technology Services, Inc.

The OCC’s supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act:

•	requires each national banking association to maintain reserves against deposits;

•	restricts the nature and amount of loans that may be made and the interest that may be charged; and

•	restricts investments and other activities.

State Banks. Banks that are organized as state banks under Texas law are subject to regulation and examination by the Texas Department of Banking (the “Banking Department”). Prior to December 30, 2012, the Banking Department regulated, supervised and regularly examined our two subsidiary state banks, First Financial Bank, Hereford and First Financial Bank, Huntsville. The Banking Department’s supervision and regulation of banks is primarily designed to protect the interests of depositors. Texas law:

•	restricts the nature and amount of loans that may be made and the interest that may be charged; and

•	restricts investments and other activities.

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

Our subsidiary bank must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. As of December 31, 2014, the assessment rate for our subsidiary bank was at the lowest risk-based premium available, which was 5.00% of the assessment base per annum.

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

Our subsidiaries paid aggregate dividends of approximately $34.00 million in 2014 and approximately $64.20 million in 2013. Under the dividend restrictions discussed above, as of December 31, 2014, our subsidiaries could have declared in the aggregate additional dividends of approximately $93.16 million from retained net profits, without obtaining regulatory approvals.

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

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill and core deposit intangibles). As of December 31, 2014, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 16.05%; (2) Total Capital to Risk-Weighted Assets Ratio, 17.16%; and (3) Tier 1 Capital Leverage Ratio, 9.89%.

Banks. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established five capital tiers with respect to depository institutions: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a “well-capitalized” institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be “adequately capitalized,” it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be “undercapitalized,” it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution’s composite rating is 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be “significantly undercapitalized,” it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be “critically undercapitalized,” it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take “prompt corrective action” against depository institutions that do not meet minimum capital requirements. The various regulatory agencies, including the OCC, have adopted substantially similar regulations that define the five categories identified by FDICIA, using the total risk-based capital, Tier 1 risk based capital and Tier 1 leverage ratios as relevant capital measures. Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2014.

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

In addition, the final rule includes certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly financial filings with the appropriate federal regulator to opt-out out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. The Company expects to make this election in their March 31, 2015 quarterly financial filings. Overall, the rule provides some important concessions for smaller, less complex financial institutions.

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

General economic conditions impact the banking industry. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends somewhat on factors beyond our control, including:

•	general economic conditions, including national and local real estate markets and the price of oil and gas;

•	the supply of and demand for investable funds;

•	demand for loans and access to credit;

•	interest rates; and

•	federal, state and local laws affecting these matters.

Any substantial deterioration in any of the foregoing conditions could have a material adverse effect on our financial condition, results of operations and liquidity, which would likely adversely affect the market price of our common stock.

Our business is concentrated in Texas and a downturn in the economy of Texas may adversely affect our business.

Our network of bank regions is concentrated in Texas, primarily in the Central, North Central, Southeast and Western regions of the state. Most of our customers and revenue are derived from this area. These economies include dynamic centers of higher education, agriculture, energy and natural resources, retail, military, healthcare, tourism, retirement living, manufacturing and distribution. Because we generally do not derive revenue or customers from other parts of the state or nation, our business and operations are dependent on economic conditions in our Texas markets. Any significant decline in one or more segments of the local economies could adversely affect our business, revenue, operations and properties.

In 2014 and continuing in early 2015, the price of oil and gas declined significantly resulting in uncertainty about the Texas economy. While we consider our direct exposure to the oil and gas industry to be not significant at approximately 3.00% of total loans as of December 31, 2014, should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in our Texas markets could be negatively affected, which could have a material adverse affect on our business, financial condition and results of operations.

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

Extended drought conditions, severe weather and natural disasters could significantly impact the Company’s business.

Extended drought conditions, severe weather and natural disasters and other adverse external events could have a significant impact on the Company’s ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which in turn, could have a material adverse effect on the Company’s business, financial condition and result of operations.

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

New lines of business or new products and services may subject the Company to additional risks.

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or products and services the Company may invest significant time and resources. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. If we are unable to successfully manage these risks in the development and implementation of new lines of business or new products or services, it could have a material adverse effect on the Company’s business, financial condition and result of operations.

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

We may need to raise additional capital and such funds may not be available when needed.

We may need to raise additional capital in the future to provide us with sufficient capital resources to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital and financial markets at that time, which are outside of our control, and our financial performance. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, other financial institution borrowings and borrowings from the discount window of the Federal Reserve. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of other financial institutions, or counterparties participating in the capital markets, may adversely affect our costs and our ability to raise capital. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our financial condition and results of operations.

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

The final rule becomes effective for us on January 1, 2015. We have conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2014 and have determined that we meet all of these new requirements, including the full capital conservation buffer, as if these new requirements had been in effect on that date.

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

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statues, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to reduced revenues, additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, the banking regulations could prohibit and significantly delay the Company’s acquisition of other financial institutions.

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

We have historically paid the lowest premium rate available due to our sound financial position. Should the number of bank failures increase, FDIC premiums could increase or additional special assessments could be imposed. These increased premiums would have an adverse effect on our net income and results of operations.

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

We are subject to liquidity risk.

The Company requires liquidity to meet our deposit and other obligations as they come due. The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or economy generally. Factors that could reduce its access to liquidity sources include a downturn in the Texas market, difficult credit markets or adverse regulatory actions against the Company. The Company’s access to deposits may also be affected by the liquidity needs of its depositors. In particular, a substantial majority of the Company’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. The Company may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition and result of operations.

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

The recent debates in Congress regarding the national debt ceiling, federal budget deficit concerns and overall weakness in the economy resulted in actual and threatened downgrades of United States government securities by the various major credit ratings agencies. While the federal banking agencies, including the Federal Reserve Board and the FDIC, have issued guidance indicating that, for risk-based capital purposes, the risk weights for United States Treasury securities and other securities issued or guaranteed by the United States government, government agencies and government-sponsored entities will not be affected by the downgrade, the downgrade of United States government securities by the credit agencies and the possible future downgrade of the federal government’s credit rating could create further uncertainty in the United States and global financial markets and cause other events which, directly or indirectly, could adversely affect our operations, results of operations and financial condition.

First Financial Bankshares, Inc. relies on dividends from its subsidiaries for most of its revenue.

First Financial Bankshares, Inc. is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends paid by its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on First Financial Bankshares, Inc. debt (if we had balances outstanding). Various federal and/or state laws and regulations limit the amount of dividends that our bank and trust subsidiaries may pay to First Financial Bankshares, Inc. In the event our subsidiaries are unable to pay dividends to First Financial Bankshares, Inc., First Financial Bankshares, Inc. may not be able to service debt, if any, or pay dividends on the Company’s common stock. The inability to receive dividends from our subsidiaries could have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

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

We may not be able to complete future acquisitions, may not be successful in realizing the benefits of any future acquisitions that are completed, or may choose not to pursue acquisition opportunities we might find beneficial.

A substantial part of our historical growth has been a result of acquisitions of other financial institutions, and we may, from time to time, evaluate and engage in the acquisition of other financial institutions. We must generally satisfy a number of conditions prior to completing any such transaction, including certain bank regulatory approvals. Bank regulators consider a number of factors with regard to all institutions involved in the transaction when determining whether to approve a proposed transaction, including, among others, the ratings and compliance history, anti-money laundering and Bank Secrecy Act compliance history, CRA examination results and the effect of the proposed transaction on the financial stability of the institutions involved and the market as a whole.

The process for obtaining required regulatory approvals has become substantially more difficult, time-consuming and unpredictable as a result of the financial crisis. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain required regulatory approvals in a timely manner or at all.

Assuming we are able to successfully complete one or more transactions, we may not be able to successfully integrate and realize the expected synergies from any completed transaction in a timely manner or at all. In particular, we may be charged by federal and state regulators with regulatory and compliance failures at an acquired business prior to the date of the acquisition, and these failures by the acquired company may have negative consequences for us, including the imposition of formal or informal enforcement actions. Completion and integration of any transaction may also divert management attention from other matters, result in addition costs and expenses, or adversely affect our relationships with our customers and employees, any of which may adversely affect our business or results of operations. As a result, our financial condition may be affected, and we may become more susceptible to general economic conditions and competitive pressures.

Use of our common stock for future acquisitions or to raise capital may be dilutive to existing stockholders.

When we determine that appropriate strategic opportunities exist, we may acquire other financial institutions and related businesses, subject to applicable regulatory requirements. We may use our common stock for such acquisitions. We may also seek to raise capital through selling additional common stock, although we have not historically done so. It is possible that the issuance of additional common stock in such acquisition or capital transactions may be dilutive to the interests of our existing shareholders.

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

As of December 31, 2014, we had $97.36 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

We rely heavily on our management team, and the unexpected loss of key management or inability to recruit qualified personnel in the future may adversely affect our operations.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	new reports relating to trends, concerns and other issues in the financial services industry or Texas economy;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations involving the Company or its competitors; and

•	changes in government regulations, including tax laws.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends could also cause the Company’s stock price to decrease regardless of operational results.

The trading volume in our common stock is less than other larger financial institutions.

Although the Company’s common stock is listed for trading on the Nasdaq Global Select Market, the trading volume in its common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

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

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease four spaces in buildings owned by First Financial Bank, National Association, Abilene totaling approximately 8,600 square feet. Our subsidiaries collectively own 56 banking facilities, some of which are detached drive-ins, and also lease 11 banking facilities and 16 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiaries’ requirements for the foreseeable future.

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

Record Holders

As of February 1, 2015, we had approximately 1,200 shareholders of record.

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

Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the SNL Bank Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $5 billion to $10 billion in total assets, for a five-year period (December 31, 2009 to December 31, 2014). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2009, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represent the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

First Financial Bankshares, Inc.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
First Financial Bankshares, Inc.	100.00	97.11	97.94	117.51	202.92	186.77
Russell 3000	100.00	116.93	118.13	137.52	183.66	206.72
SNL Bank $5B-$10B Index	100.00	108.48	107.66	126.64	195.38	201.25

Source : SNL Financial LC, Charlottesville, VA

© 2015

www.snl.com

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates information required to be disclosed by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$198,539	$176,369	$159,796	$160,021	$149,699
Interest expense	4,181	4,088	5,112	8,024	13,528

Net interest income	194,358	172,281	154,684	151,997	136,171
Provision for loan losses	4,465	3,753	3,484	6,626	8,962
Noninterest income	66,624	62,052	57,209	51,438	49,478
Noninterest expense	137,925	126,012	109,049	104,624	98,256

Earnings before income taxes and extraordinary item	118,592	104,568	99,360	92,185	78,431
Income tax expense	29,033	25,700	25,135	23,816	20,068

Net earnings before extraordinary item	89,559	78,868	74,225	68,369	58,363
Extraordinary item	—	—	—	—	1,296

Net earnings	$89,559	$78,868	$74,225	$68,369	$59,659

Per Share Data:
Earnings per share, basic before extraordinary item	$1.40	$1.24	$1.18	$1.09	$0.94
Earnings per share, assuming dilution before extraordinary item	1.39	1.24	1.18	1.09	0.94
Earnings per share, basic	1.40	1.24	1.18	1.09	0.96
Earnings per share, assuming dilution	1.39	1.24	1.18	1.09	0.96
Cash dividends declared	0.55	0.52	0.50	0.48	0.46
Book value at period-end	10.63	9.18	8.84	8.08	7.03
Earnings performance ratios:
Return on average assets	1.65%	1.64%	1.75%	1.78%	1.75%
Return on average equity	14.00	13.75	13.85	14.44	13.74
Summary Balance Sheet Data (Period-end):
Securities	$2,416,297	$2,058,407	$1,820,096	$1,844,998	$1,546,242
Loans	2,937,991	2,689,448	2,088,623	1,786,544	1,690,346
Total assets	5,848,202	5,222,208	4,502,012	4,120,531	3,776,367
Deposits	4,750,255	4,135,075	3,632,584	3,334,798	3,113,301
Total liabilities	5,166,665	4,634,561	3,945,049	3,611,994	3,334,679
Total shareholders’ equity	681,537	587,647	556,963	508,537	441,688
Asset quality ratios:
Allowance for loan losses/period-end loans	1.25%	1.26%	1.67%	1.92%	1.84%
Nonperforming assets/period-end loans plus foreclosed assets	0.74	1.16	1.22	1.64	1.53
Net charge offs/average loans	0.06	0.15	0.15	0.20	0.35
Capital ratios:
Average shareholders’ equity/average assets	11.78%	11.95%	12.62%	12.30%	12.76%
Leverage ratio (1)	9.89	9.84	10.60	10.33	10.28
Tier 1 risk-based capital (2)	16.05	15.82	17.43	17.49	17.01
Total risk-based capital (3)	17.16	16.92	18.68	18.74	18.26
Dividend payout ratio	39.34	41.62	41.99	43.57	47.58

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.
(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.
(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets plus allowance for loan losses to the extent allowed under regulatory guidelines by risk-adjusted assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those listed in “Item 1A – Risk Factors” and in the “Cautionary Statement Regarding Forward-Looking Statements” notice on page 1.

Introduction

As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges. Our primary source of funding for our loans and investments are deposits held by our bank subsidiary, First Financial Bank, National Association, Abilene, Texas. Our largest expenses are interest on these deposits, salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2014 and 2013, and consolidated statements of earnings for the years 2012 through 2014 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.

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

We deem our most critical accounting policies to be (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on our reported results for a given period. A discussion of (1) our allowance for loan losses and our provision for loan losses and (2) our valuation of securities is included in Note 1 to our Consolidated Financial Statements beginning on page F-7.

Acquisition of Orange Savings Bank, SSB

On February 9, 2013, we entered into an agreement and plan of merger to acquire Orange Savings Bank, SSB. On May 31, 2013, the transaction was completed, which we refer to herein as the “Orange acquisition.” Pursuant to the agreement, we paid $39.20 million in cash and issued 840,000 shares of the Company’s common stock in exchange for all of the outstanding shares of Orange Savings Bank, SSB.

At closing, Orange Savings Bank, SSB was merged into First Financial Bank, N.A., Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value of assets acquired by approximately $23.02 million and the Company recorded such excess as goodwill.

Consolidation of Bank Charters

Effective December 30, 2012, the Company consolidated its eleven bank charters into our Abilene bank charter, First Financial Bank, National Association. The Company cited regulatory, compliance and technology complexities and the opportunity for cost savings as its reason for making this change. The Company operates under its charter as it previously did with eleven charters, with local management and local advisory boards to benefit the customers and communities it serves.

Stock Split

On April 22, 2014 the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective for shareholders of record on May 15, 2014 that was distributed on June 2, 2014. All share and per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares to be issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the year ended December 31, 2014.

Results of Operations

Performance Summary. Net earnings for 2014 were $89.56 million, an increase of $10.69 million, or 13.55%, over net earnings for 2013 of $78.87 million. Net earnings for 2012 were $74.23 million. The increases in net earnings for 2014 over 2013 and 2013 over 2012 were primarily attributable to growth in net interest income and noninterest income.

On a basic net earnings per share basis, net earnings were $1.40 for 2014 as compared to $1.24 for 2013 and $1.18 for 2012. The return on average assets was 1.65% for 2014 as compared to 1.64% for 2013 and 1.75% for 2012. The return on average equity was 14.00% for 2014 as compared to 13.75% for 2013 and 13.85% for 2012.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $213.49 million in 2014 as compared to $189.00 million in 2013 and $169.32 million in 2012. The increases in 2014 compared to 2013 and in 2013 compared to 2012 were largely attributable to increases in the volume of earning assets. Average earning assets were $5.08 billion in 2014, as compared to $4.48 billion in 2013 and $3.95 billion in 2012. Average earning assets increased $602.51 million in 2014, when compared to 2013, with increases in all categories of earning assets, except for short-term investments and Federal funds sold. Average earning assets increased $525.62 million in 2013, when compared to 2012, with increase in all categories of earning assets, except for short-term investments and taxable investment securities. The yield on earning assets decreased 3 basis points in 2014, whereas the rate paid on interest-bearing liabilities decreased 1 basis point when compared to 2013. The yield on earning assets decreased ten basis points in 2013, whereas the rate paid on interest-bearing liabilities decreased six basis points when compared to 2012.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2014 Compared to 2013			2013 Compared to 2012
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate

Short-term investments	$(32)	$(107)	$(139)	$(327)	$81	$(246)
Taxable investment securities	2,938	(41)	2,897	(2,525)	(3,288)	(5,813)
Tax-exempt investment securities (1)	6,482	32	6,514	7,613	(2,519)	5,094
Loans (1) (2)	17,903	(2,598)	15,305	28,236	(8,612)	19,624

Interest income	27,291	(2,714)	24,577	32,997	(14,338)	18,659

Interest-bearing deposits	578	(404)	174	559	(1,727)	(1,168)
Short-term borrowings	(3)	(78)	(81)	129	15	144

Interest expense	575	(482)	93	688	(1,712)	(1,024)

Net interest income	$26,716	$(2,232)	$24,484	$32,309	$(12,626)	$19,683

(1)	Computed on tax-equivalent basis assuming marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2012 through 2014. The net interest margin in 2014 was 4.20%, a decrease of 2 basis points from 2013 which also decreased an additional 6 basis points from 2012. The decrease in our net interest margin in 2014 was largely the result of the extended period of historically low levels of short-term interest rates. The Federal funds rate remained at zero to 0.25% during 2012 to 2014. We have been able to somewhat mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing rates paid on interest bearing liabilities. We expect interest rates to remain at the current low levels based on forward guidance from the Federal Reserve Board which will continue to place pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2014			2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$75,093	$370	0.49%	$81,822	$509	0.62%	$134,588	$754	0.61%
Taxable investment securities (2)	1,173,725	28,402	2.42	1,052,453	25,505	2.42	1,144,763	31,318	2.74
Tax-exempt investment securities (2)(3)	1,045,304	50,657	4.85	911,472	44,143	4.84	762,754	39,049	5.12
Loans (3)(4)	2,786,011	138,240	4.96	2,431,872	122,935	5.06	1,909,890	103,312	5.41

Total earning assets	$5,080,133	$217,669	4.28%	$4,477,619	$193,092	4.31%	$3,951,995	$174,433	4.41%
Cash and due from banks	144,029			129,222			120,477
Bank premises and equipment, net	98,828			91,341			80,315
Other assets	43,749			49,084			47,891
Goodwill and other intangible assets, net	97,443			86,809			72,041
Allowance for loan losses	(35,599)			(34,815)			(34,802)

Total assets	$5,428,583			$4,799,260			$4,237,917

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$2,905,734	$3,883	0.13%	$2,513,674	$3,709	0.15%	$2,255,239	$4,877	0.22%
Short-term borrowings	397,738	298	0.07	400,545	379	0.09	258,863	235	0.09

Total interest-bearing liabilities	3,303,472	$4,181	0.13%	2,914,219	$4,088	0.14%	2,514,102	$5,112	0.20%
Noninterest-bearing deposits	1,441,125			1,266,135			1,132,862
Other liabilities	44,242			45,521			55,021

Total liabilities	4,788,839			4,225,875			3,701,985
Shareholders’ equity	639,744			573,385			535,932

Total liabilities and shareholders’ equity	$5,428,583			$4,799,260			$4,237,917

Net interest income		$213,488			$189,004			$169,321

Rate Analysis:
Interest income/earning assets			4.28%			4.31%			4.41%
Interest expense/earning assets			0.08			0.09			0.13

Net yield on earning assets			4.20%			4.22%			4.28%

(1)	Short-term investments are comprised of Fed Funds sold, interest bearing deposits in banks and interest bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for 2014 was $66.62 million, an increase of $4.57 million, or 7.37%, as compared to 2013. Increases in certain categories of noninterest income included (1) ATM, interchange and credit card fees of $2.68 million, (2) trust fees of $2.45 million and (3) net gain on sale of foreclosed assets of $1.06 million. Under the Dodd-Frank Act, the Federal Reserve Board was authorized to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. While the changes relate only to banks with assets greater than $10 billion, concern exists that the regulation will also impact our Company in the future. The increase in ATM, interchange and credit card fees are primarily a result of increases in the number of net new accounts and debit cards. The increase in trust fees was primarily due to the growth in assets under management over the prior year as well as higher fees generated from mineral management services. The fair value of our trust assets, which are not reflected in our consolidated balance sheets, totaled $3.76 billion at December 31, 2014 compared to $3.36 billion at December 31, 2013. The increase in net gain on sale of foreclosed assets is a result of several gains recognized on sales of foreclosed properties in our Orange and Weatherford regions.

Offsetting the increases in 2014 were decreases in real estate mortgage fees of $710 thousand and service charges on deposit accounts of $636 thousand. The decline in real estate mortgage fees is a result of the overall decline in the mortgage refinance market in 2014 when compared to 2013. The decline in service charges is a result of continued declines in NSF fees due to charges in overdraft regulations. Since the third quarter of 2010, a rule issued by the Federal Reserve Board has prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. We continue to monitor the impact of these new regulations and other related developments on our service charge revenue.

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

The increases in noninterest income in 2013 were offset by a decrease of $2.63 million in net gain on sale of available-for-sale securities when compared to amounts recorded in 2012.

Table 3 — Noninterest Income (in thousands):

	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

Trust fees	$18,766	$2,449	$16,317	$1,853	$14,464
Service charges on deposit accounts	16,910	(636)	17,546	853	16,693
ATM, interchange and credit card fees	19,427	2,677	16,750	1,563	15,187
Real estate mortgage operations	5,639	(710)	6,349	1,255	5,094
Net gain on sale of available-for-sale securities	(4)	(151)	147	(2,625)	2,772
Net gain (loss) on sale of foreclosed assets	904	1,056	(152)	198	(350)
Other:
Check printing fees	223	(6)	229	24	205
Safe deposit rental fees	533	30	503	50	453
Credit life and debt protection fees	214	(12)	226	(3)	229
Brokerage commissions	871	174	697	519	178
Interest on loan recoveries	601	133	468	151	317
Gain on sales of assets, net	10	(173)	183	(24)	207
Miscellaneous income	2,530	(259)	2,789	1,029	1,760

Total other	4,982	(113)	5,095	1,746	3,349

Total Noninterest Income	$66,624	$4,572	$62,052	$4,843	$57,209

Noninterest Expense. Total noninterest expense for 2014 was $137.93 million, an increase of $11.91 million, or 9.45%, as compared to 2013. Noninterest expense for 2013 amounted to $126.01 million, an increase of $16.96 million, or 15.56%, as compared to 2012. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2014 was 49.24% compared to 50.19% for 2013, and 48.14% for 2012.

Salaries and employee benefits for 2014 totaled $70.46 million, an increase of $3.93 million, or 5.90%, as compared to 2013. The principal causes of this increase were (1) salary increases, (2) additional employees to staff new branches and compliance related areas and (3) an increase in medical claims.

All other categories of noninterest expense for 2014 totaled $67.47 million, an increase of $7.99 million, or 13.43%, as compared to 2013. The increase in noninterest expense was largely attributable to the Company’s recognition of a $2.91 million expense from the partial settlement of its frozen defined benefit pension plan (see Note 11 to the Consolidated Financial Statements for more details) and the recognition of a $2.39 million expense related to a litigation settlement and the deductible from damage sustained in a hail storm in Abilene. Other categories of noninterest expense with increases included ATM, interchange and credit card expenses, equipment expense and net occupancy expense.

Salaries and employee benefits for 2013 totaled $66.53 million, an increase of $8.26 million, or 14.18%, as compared to 2012. The principal causes of this increase were (1) additional salaries from our Orange acquisition, (2) additional employees to staff new branches and compliance related areas, (3) an increase in profit sharing expense, and (4) an increase in medical claims.

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

Table 4 — Noninterest Expense (in thousands):

	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

Salaries	$53,483	$3,617	$49,866	$5,374	$44,492
Medical	5,185	359	4,826	1,396	3,430
Profit sharing	5,324	(362)	5,686	975	4,711
Pension	172	(384)	556	(76)	632
401(k) match expense	1,699	139	1,560	177	1,383
Payroll taxes	3,884	260	3,624	337	3,287
Stock option expense	709	298	411	77	334

Total salaries and employee benefits	70,456	3,927	66,529	8,260	58,269

Loss from partial settlement of pension plan	2,909	2,909	—	—	—
Net occupancy expense	9,100	1,005	8,095	1,019	7,076
Equipment expense	10,740	1,067	9,673	883	8,790
FDIC insurance premiums	2,725	307	2,418	198	2,220
ATM, interchange and credit card expenses	6,870	1,210	5,660	212	5,448
Professional and service fees	4,295	152	4,143	1,099	3,044
Printing, stationery and supplies	2,637	571	2,066	96	1,970
Amortization of intangible assets	275	78	197	48	149

Other:
Data processing fees	309	60	249	(7)	256
Postage	1,670	136	1,534	131	1,403
Advertising	3,590	816	2,774	551	2,223
Correspondent bank service charges	887	(28)	915	59	856
Telephone	2,138	71	2,067	513	1,554
Public relations and business development	2,357	298	2,059	305	1,754
Directors’ fees	865	(2)	867	98	769
Audit and accounting fees	1,561	(158)	1,719	326	1,393
Legal fees	867	142	725	(231)	956
Regulatory exam fees	927	102	825	(246)	1,071
Travel	958	(35)	993	218	775
Courier expense	784	52	732	(34)	766
Operational and other losses	3,681	2,328	1,353	237	1,116
Other real estate	470	(55)	525	12	513
Software amortization and expense	1,426	(406)	1,832	(336)	2,168
Other miscellaneous expense	5,428	(2,634)	8,062	3,552	4,510

Total other	27,918	687	27,231	5,148	22,083

Total Noninterest Expense	$137,925	$11,913	$126,012	$16,963	$109,049

Income Taxes. Income tax expense was $29.03 million for 2014 as compared to $25.70 million for 2013 and $25.14 million for 2012. Our effective tax rates on pretax income were 24.48%, 24.58%, and 25.30%, respectively, for the years 2014, 2013 and 2012. The effective tax rates differ from the statutory federal tax rate of 35.0% largely due to tax exempt interest income earned on certain investment securities and loans and the deductibility of dividends paid to our employee stock ownership plan.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of December 31, 2014, total loans held for investment were $2.93 billion, an increase of $244.90 million, as compared to December 31, 2013. As compared to year-end 2013, real estate loans increased $144.34 million, commercial loans increased $43.22 million, agricultural loans increased $29.77 million and consumer loans increased $27.57 million. Loans averaged $2.79 billion during 2014, an increase of $354.14 million over the 2013 average balances.

Table 5 — Composition of Loans (in thousands):

	December 31,
	2014	2013	2012	2011	2010

Commercial	$639,954	$596,730	$509,609	$454,087	$442,377
Agricultural	105,694	75,928	68,306	68,122	82,380
Real estate	1,822,854	1,678,514	1,226,823	1,041,396	962,366
Consumer	360,686	333,113	272,428	212,310	190,064

Total loans held-for-investment	$2,929,188	$2,684,285	$2,077,166	$1,775,915	$1,677,187

As of December 31, 2014, our real estate loans represent approximately 62.23% of our loan portfolio and are comprised of (i) commercial real estate loans of 28.57%, generally owner occupied, (ii) 1-4 family residence loans of 46.63%, (iii) residential development and construction loans of 6.84%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 3.58% and (v) other loans, which includes ranches, hospitals and universities of 14.38%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $8.80 million and $5.16 million at December 31, 2014 and 2013, respectively, which were recorded at cost as fair value exceeded cost.

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

Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2014 (in thousands):

The following tables summarize maturity and repricing information for the commercial and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2014:

	One Year or less	After One Year Through Five Years	After Five Years	Total
Commercial and agricultural	$337,759	$230,953	$176,936	$745,648
Real estate - construction	74,830	27,092	107,970	209,892

Maturities After One Year
Loans with fixed interest rates	$397,472
Loans with floating or adjustable interest rates	145,479

Asset Quality. The loan portfolio of our bank subsidiary is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectibility of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing and restructured loans plus foreclosed assets, were $21.72 million at December 31, 2014, as compared to $31.13 million at December 31, 2013 and $25.46 million at December 31, 2012. As a percent of loans and foreclosed assets, these assets were 0.74% at December 31, 2014, as compared to 1.16% at December 31, 2013 and 1.22% at December 31, 2012. As a percent of total assets, these assets were 0.37% at December 31, 2014, as compared to 0.60% at December 31, 2013 and 0.57% at December 31, 2012. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at December 31, 2014. The increase in dollar amount of nonperforming loans in 2013 was primarily from our Orange acquisition.

Table 7 — Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2014	2013	2012	2011	2010

Nonaccrual loans*	$20,194	$27,926	$21,800	$19,975	$15,445
Loans still accruing and past due 90 days or more	261	133	97	96	2,196
Troubled debt restructured loans**	226	—	—	—	—

Nonperforming loans	20,681	28,059	21,897	20,071	17,641
Foreclosed assets	1,035	3,069	3,565	9,464	8,309

Total nonperforming assets	$21,716	$31,128	$25,462	$29,535	$25,950

As a % of loans and foreclosed assets	0.74%	1.16%	1.22%	1.64%	1.53%
As a % of total assets	0.37	0.60	0.57	0.72	0.69

*	Includes $2.15 million and $2.71 million, respectively, of purchased credit impaired loans as of December 31, 2014 and 2013. There were no purchased credit impaired loan balances in prior periods.
**	Troubled debt restructured loans of $9.07 million, $13.30 million, $14.36 million and $6.55 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans as of December 31, 2014, 2013, 2012 and 2011, respectively. There were no such balances at December 31, 2010.

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on impaired loans as of December 31, 2014 of approximately $97 thousand during the year ended December 31, 2014. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2014, such income would have approximated $1.58 million.

See Note 3 to the Consolidated Financial Statements beginning on page F-17 for more information on these assets.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements beginning on page F-7. The continued provision for loan losses in 2014 reflects the growth in loans and continuing levels of nonperforming and classified assets. However the general stability of our balances in non-accrual loans and reductions in net charge-offs as a percentage of average loans enabled the Company to not significantly increase provisions in 2014. As a percent of average loans, net loan charge-offs were 0.06% during 2014, 0.15% during 2013 and 0.15% during 2012. The allowance for loan losses as a percent of loans was 1.25% as of December 31, 2014, as compared to 1.26% at December 31, 2013 and 1.67% at December 31, 2012. The decrease in the allowance for loan losses percentage in 2013 is due primarily to the impact of loans acquired in the Orange acquisition, which were initially recorded at fair value with an embedded credit adjustment and no allocated allowance for loan losses. Included in Tables 8 and 9 are further analysis of our allowance for loan losses.

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy or lower employment could result in increased levels of nonaccrual, past due 90 days or more and still accruing, restructured loans, foreclosed assets, charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review the adequacy of our allowance for loan losses. The banking agencies could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examinations of our bank subsidiary.

Table 8 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2014	2013	2012	2011	2010

Balance at January 1,	$33,900	$34,839	$34,315	$31,106	$27,612

Charge-offs:
Commercial	583	1,283	499	640	2,598
Agricultural	2	100	53	95	113
Real estate	1,075	1,970	2,951	3,682	2,231
Consumer	1,222	1,268	852	907	1,505

Total charge-offs	2,882	4,621	4,355	5,324	6,447

Recoveries:
Commercial	346	402	281	610	234
Agricultural	18	39	54	33	56
Real estate	505	239	639	874	238
Consumer	472	337	421	390	451

Total recoveries	1,341	1,017	1,395	1,907	979

Net charge-offs	1,541	3,604	2,960	3,417	5,468

Transfer of off-balance sheet exposure to other liabilities	—	(1,088)	—	—	—
Provision for loan losses	4,465	3,753	3,484	6,626	8,962

Balance at December 31,	$36,824	$33,900	$34,839	$34,315	$31,106

Loans at year-end	$2,937,991	$2,689,448	$2,088,623	$1,786,544	$1,690,346
Average loans	2,786,011	2,431,872	1,909,890	1,715,266	1,543,537

Net charge-offs/average loans	0.06%	0.15%	0.15%	0.20%	0.35%
Allowance for loan losses/year-end loans*	1.25	1.26	1.67	1.92	1.84
Allowance for loan losses/nonaccrual, past due 90 days still accruing and restructured loans	178.06	120.82	159.10	171.00	176.33

*	Reflects the impact of loans acquired in the Orange Savings Bank, SSB acquisition, which were initially recorded at fair value with no allocated allowance for loan losses.

Table 9 — Allocation of Allowance for Loan Losses (in thousands):

	2014	2013	2012	2011	2010
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial	$7,990	$6,440	$7,343	$9,664	$7,745
Agricultural	527	383	1,541	1,482	2,299
Real estate	26,657	24,940	24,063	21,533	19,101
Consumer	1,650	2,137	1,892	1,636	1,961

Total	$36,824	$33,900	$34,839	$34,315	$31,106

Percent of Loans in Each Category of Total Loans:

	2014	2013	2012	2011	2010
Commercial	21.84%	22.23%	24.53%	26.37%	26.17%
Agricultural	3.61	2.83	3.29	4.02	4.87
Real estate	62.23	62.53	59.06	57.66	57.71
Consumer	12.32	12.41	13.12	11.95	11.25

Included in our loan portfolio are certain other loans not included in Table 7 that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $1.63 million as of December 31, 2014.

Interest-Bearing Deposits in Banks. The Company had interest-bearing deposits in banks of $71.33 million, $57.42 million, and $188.68 million at December 31, 2014, 2013, and 2012, respectively. At December 31, 2014, our interest-bearing deposits in banks included $54.03 million maintained at the Federal Reserve Bank of Dallas, $17.00 million invested in FDIC-insured certificates of deposit and $300 thousand on deposit with the Federal Home Loan Bank of Dallas (FHLB). The change in 2014 and 2013 was due to the Company investing its liquid funds in higher yield assets. The average balance of interest-bearing deposits in banks was $66.68 million, $69.17 million and $123.00 million in 2014, 2013 and 2012, respectively. The average yield on interest-bearing deposits in banks was 0.51%%, 0.67% and 0.61% in 2014, 2013 and 2012, respectively.

Available-for-Sale and Held-to-Maturity Securities. At December 31, 2014, securities with a fair value of $2.42 billion were classified as securities available-for-sale and securities with an amortized cost of $441 thousand were classified as securities held-to-maturity. As compared to December 31, 2013, the available-for-sale portfolio at December 31, 2014, reflected (1) an increase of $520 thousand in U. S. Treasury securities; (2) a decrease of $8.33 million in obligations of U.S. government sponsored enterprises and agencies; (3) an increase of $176.36 million in obligations of states and political subdivisions; (4) a decrease of $10.28 million in corporate bonds and other; and (5) an increase of $199.87 million in mortgage-backed securities. As compared to December 31, 2012, the available-for-sale portfolio at December 31, 2013, reflected (1) a decrease of $6.09 million in U. S. Treasury securities; (2) a decrease of $85.39 million in obligations of U.S. government sponsored enterprises and agencies; (3) an increase of $147.58 million in obligations of states and political subdivisions; (4) a decrease of $14.15 million in corporate bonds and other; and (5) an increase of $196.74 million in mortgage-backed securities. Securities-available-for-sale included fair value adjustments of $77.17 million, $22.60 million and $91.80 million at December 31, 2014, 2013, and 2012, respectively. We did not hold any collateralized mortgage obligations or structured notes as of December 31, 2014 that we consider to be high risk. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See Table 10 and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2014 and 2013.

Table 10 — Maturities and Yields of Available-for-Sale Held at December 31, 2014 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S.Treasury securities	$—	—%	$520	1.18%	$—	—%	$—	—%	$520	1.18%
Obligations of U.S. government sponsored enterprises and agencies	24,597	1.69	105,158	1.25	—	—	—	—	129,755	1.34
Obligations of states and political subdivisions	45,175	3.89	534,262	5.06	580,250	5.22	7,941	7.88	1,167,628	5.12
Corporate bonds and other securities	12,306	1.76	86,452	2.59	—	—	—	—	98,758	2.49
Mortgage-backed securities	3,579	4.72	613,625	2.62	401,841	2.50	150	2.01	1,019,195	2.58

Total	$85,657	2.99%	$1,340,017	3.49%	$982,091	4.11%	$8,091	7.77%	$2,415,856	3.74%

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

As of December 31, 2014, the investment portfolio had an overall tax equivalent yield of 3.74%, a weighted average life of 4.63 years and modified duration of 4.11 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $4.75 billion as of December 31, 2014, as compared to $4.14 billion as of December 31, 2013 and $3.63 billion as of December 31, 2012. Table 11 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more:

Table 11 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,441,125	—	$1,266,135	—	$1,132,862	—
Interest-bearing deposits
Interest-bearing checking	1,341,754	0.11%	1,094,897	0.11%	899,204	0.11%
Savings and money market accounts	888,108	0.06	754,493	0.07	648,815	0.11
Time deposits under $100,000	279,734	0.22	291,026	0.25	299,902	0.42
Time deposits of $100,000 or more	396,138	0.32	373,258	0.34	407,318	0.47

Total interest-bearing deposits	2,905,734	0.13%	2,513,674	0.15%	2,255,239	0.22%

Total average deposits	$4,346,859		$3,779,809		$3,388,101

As of December 31, 2014
Three months or less	$134,813
Over three through six months	109,890
Over six through twelve months	94,830
Over twelve months	45,016

Total time deposits of $100,000 or more	$384,549

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $367.11 million, $463.89 million and $259.70 million at December 31, 2014, 2013 and 2012, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $397.74 million, $400.55 million and $247.98 million in 2014, 2013 and 2012, respectively. The average rates paid on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were 0.07%, 0.09% and 0.09% in 2014, 2013 and 2012, respectively. The weighted average interest rate paid on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 0.04%, 0.10% and 0.05% at December 31, 2014, 2013 and 2012, respectively. The highest amount of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB at any month end during 2014, 2013 and 2012 was $497.31 million, $532.39 million and $263.35 million, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $681.54 million, or 11.65% of total assets, at December 31, 2014, as compared to $587.65 million, or 11.25% of total assets, at December 31, 2013. During 2014, total shareholders’ equity averaged $639.74 million, or 11.78% of average assets, as compared to $573.39 million, or 11.95% of average assets, during 2013.

Banking regulators measure capital adequacy by means of the risk-based capital ratios and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. Minimum regulatory ratios necessary to be designated “well capitalized” are a total risk-based capital ratio of 10.00%, a Tier 1 risked-based capital ratio of 6.00% and a leverage ratio of 5.00%. As of December 31, 2014, our total risk-based, Tier 1 risked-based and leverage capital ratios on a consolidated basis were 17.16%, 16.05% and 9.89%, respectively, as compared to total risk-based, Tier 1 risked-based and leverage capital ratios of 16.92%, 15.82% and 9.84% as of December 31, 2013. We believe by all measurements our capital ratios remain well above regulatory requirements to be considered “well capitalized” by the regulators.

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

As of December 31, 2014, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.89% and 1.17%, respectively, relative to the current financial statement structure over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in a net interest income of 3.18% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 50 basis points after December 31, 2014 remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 12 and 13. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $367.11 million at December 31, 2014, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2015 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $100.00 million. At December 31, 2014, there were no amounts drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $901.01 million at December 31, 2014, secured by portions of our loan portfolio and certain investment securities. At December 31, 2014, $1.01 million in advances and $5.00 million in letters of credit issued by the FHLB were outstanding under these lines of credit. These letters of credit were pledged as collateral for public funds held by our subsidiary bank.

The Company renewed its loan agreement, effective June 30, 2013, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2015, interest is paid quarterly at the Wall Street Journal Prime Rate and the line of credit matures June 30, 2015. If a balance exists at June 30, 2015, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at the Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2014. There was no outstanding balance under the line of credit as of December 31, 2014 or 2013.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents and securities at our parent company, which totaled $70.09 million at December 31, 2014, investment securities which totaled $12.24 million at December 31, 2014 which matures over 8 to 15 years, available dividends from our subsidiaries which totaled $93.16 million at December 31, 2014, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for potential acquisitions or expansions.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs.

Table 12 — Contractual Obligations as of December 31, 2014 (in thousands):

	Payment Due by Period
	Total Amounts	Less than 1 year	2 - 3 years	4 - 5 years	Over 5 years

Deposits with stated maturity dates	$648,992	$565,794	$54,539	$28,659	$—
Pension obligation	8,971	784	1,660	1,773	4,754
Operating leases	1,549	640	815	94	—
Outsourcing service contracts	1,455	1,455	—	—	—

Total Contractual Obligations	$660,967	$568,673	$57,014	$30,526	$4,754

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

Table 13 – Commitments as of December 31, 2014 (in thousands):

	Total Notional Amounts Committed	Less than 1 year	2 - 3 years	4 - 5 years	Over 5 years

Unfunded lines of credit	$444,687	$420,454	$4,089	$9,179	$10,965
Unfunded commitments to extend credit	128,293	69,814	13,021	6,422	39,036
Standby letters of credit	31,301	24,333	3,901	17	3,050

Total Commercial Commitments	$604,281	$514,601	$21,011	$15,618	$53,051

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At December 31, 2014, approximately $93.16 million was available for the payment of intercompany dividends by the subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $34.00 million in 2014 and $64.20 million in 2013. The decrease in dividends in 2014 from subsidiaries was due to the Company’s desire to keep more capital at the subsidiary levels.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 39.34%, 41.62% and 41.99% of net earnings, respectively, in 2014, 2013 and 2012. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Our consolidated financial statements and the report of our independent registered public accounting firm begin on page F-1.

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in the fiscal years of 2014 and 2013. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2014
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$51,121	$49,955	$49,254	$48,209
Interest expense	1,039	1,069	1,037	1,036

Net interest income	50,082	48,886	48,217	47,173
Provision for loan losses	755	896	1,124	1,690

Net interest income after provision for loan losses	49,327	47,990	47,093	45,483
Noninterest income	17,023	17,323	15,873	16,409
Net gain (loss) on securities transactions	—	1	(1)	(4)
Noninterest expense	36,435	34,040	35,002	32,448

Earnings before income taxes	29,915	31,274	27,963	29,440
Income tax expense	7,328	7,843	6,758	7,104

Net earnings	$22,587	$23,431	$21,205	$22,336

Per Share Data:
Earnings per share, basic	$0.35	$0.37	$0.33	$0.35
Earnings per share, assuming dilution	0.35	0.36	0.33	0.35
Cash dividends declared	0.14	0.14	0.14	0.13
Book value at period-end	10.63	10.28	9.99	9.63

Common stock sales price:
High	$32.34	$32.54	$32.30	$33.47
Low	26.58	27.72	28.48	28.61
Close	29.88	27.79	31.37	30.90

	2013
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$47,756	$46,655	$42,446	$39,575
Interest expense	1,066	1,164	946	904

Net interest income	46,690	45,491	41,500	38,671
Provision for loan losses	1,171	1,349	832	401

Net interest income after provision for loan losses	45,519	44,142	40,668	38,270
Noninterest income	15,792	17,183	15,120	13,738
Net gain (loss) on securities transactions	—	(108)	33	222
Noninterest expense	33,096	35,534	29,911	27,471

Earnings before income taxes	28,215	25,683	25,910	24,759
Income tax expense	6,977	6,121	6,420	6,182

Net earnings	$21,238	$19,562	$19,490	$18,577

Per Share Data:
Earnings per share, basic	$0.33	$0.31	$0.31	$0.30
Earnings per share, assuming dilution	0.33	0.31	0.31	0.30
Cash dividends declared	0.13	0.13	0.13	0.13
Book value at period-end	9.19	8.89	9.01	8.95

Common stock sales price:
High	$33.76	$32.00	$28.45	$24.50
Low	28.26	27.84	22.96	19.93
Close	33.06	29.43	27.83	24.30

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, is effective based on those criteria.

First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 20, 2015, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

First Financial Bankshares, Inc.

We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). First Financial Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First Financial Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of First Financial Bankshares, Inc. and subsidiaries and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 20, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2014.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	927,677	$21.69	2,625,600
Equity compensation plans not approved by security holders	—	—	—

Total	927,677	$21.69	2,625,600

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2015 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Earnings for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules:

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)	Exhibits:

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 20, 2015	By:	/s/ F. SCOTT DUESER
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

Name	Title	Date

/s/ F. SCOTT DUESER F. Scott Dueser	Chairman of the Board, Director, President, and Chief Executive Officer (Principal Executive Officer)	February 20, 2015

/s/ J. BRUCE HILDEBRAND J. Bruce Hildebrand	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2015

/s/ STEVEN L. BEAL Steven L. Beal	Director	February 20, 2015

/s/ TUCKER S. BRIDWELL Tucker S. Bridwell	Director	February 20, 2015

/s/ DAVID COPELAND David Copeland	Director	February 20, 2015

/s/ MURRAY EDWARDS Murray Edwards	Director	February 20, 2015

Name	Title	Date

/s/ RON GIDDIENS Ron Giddiens	Director	February 20, 2015

/s/ TIM LANCASTER Tim Lancaster	Director	February 20, 2015

/s/ KADE L. MATTHEWS Kade L. Matthews	Director	February 20, 2015

/s/ ROSS H. SMITH, JR. Ross H. Smith, Jr.	Director	February 20, 2015

/s/ JOHNNY TROTTER Johnny Trotter	Director	February 20, 2015

Exhibits Index

The following exhibits are filed as part of this report:

2.1	—	Agreement and Plan of Merger between First Financial Bankshares, Inc., First Financial Bank, N.A., OSB Financial Services, Inc. and Orange Savings Bank, SSB, dated as of February 20, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed February 26, 2013).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 25, 2012).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed June 30, 2014).

10.2	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).

10.4	—	Loan Agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

21.1	—	Subsidiaries of the Registrant.*

23.1	—	Consent of Ernst & Young LLP.*

24.1	—	Power of Attorney (included on signature page of this Form 10-K).*

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

First Financial Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 20, 2015

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

(Dollars in thousands, except share and per share amounts)

	2014	2013
ASSETS

CASH AND DUE FROM BANKS	$190,387	$183,084

FEDERAL FUNDS SOLD	8,760	3,430

INTEREST-BEARING DEPOSITS IN BANKS	54,324	25,498

Total cash and cash equivalents	253,471	212,012

INTEREST-BEARING TIME DEPOSITS IN BANKS	17,002	31,917

SECURITIES AVAILABLE-FOR-SALE, at fair value	2,415,856	2,057,723

SECURITIES HELD-TO-MATURITY (fair value of $447 and $694 at December 31, 2014 and 2013, respectively)	441	684

LOANS:
Held for investment	2,929,188	2,684,285
Less – allowance for loan losses	(36,824)	(33,900)

Net loans held for investment	2,892,364	2,650,385

Held for sale	8,803	5,163

Net loans	2,901,167	2,655,548

BANK PREMISES AND EQUIPMENT, net	103,000	95,505

INTANGIBLE ASSETS	97,359	97,485

OTHER ASSETS	59,906	71,334

Total assets	$5,848,202	$5,222,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,570,330	$1,362,184

INTEREST-BEARING DEPOSITS	3,179,925	2,772,891

Total deposits	4,750,255	4,135,075

DIVIDENDS PAYABLE	8,972	8,318

SHORT-TERM BORROWINGS	367,110	463,888

OTHER LIABILITIES	40,328	27,280

Total liabilities	5,166,665	4,634,561

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - $0.01 par value; authorized 80,000,000 shares; 64,089,921 and 31,922,497 shares issued at December 31, 2014 and 2013, respectively	641	320
Capital surplus	305,429	302,991
Retained earnings	327,978	273,972
Treasury stock (shares at cost: 529,563 and 269,467 at December 31, 2014 and 2013, respectively)	(5,878)	(5,490)
Deferred Compensation	5,878	5,490
Accumulated other comprehensive earnings	47,489	10,364

Total shareholders’ equity	681,537	587,647

Total liabilities and shareholders’ equity	$5,848,202	$5,222,208

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years Ended December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share amounts)

	2014	2013	2012
INTEREST INCOME:
Interest and fees on loans	$136,684	$121,512	$102,172
Interest on investment securities:
Taxable	28,402	25,505	31,318
Exempt from federal income tax	33,081	28,843	25,552
Interest on federal funds sold and interest-bearing deposits in banks	372	509	754

Total interest income	198,539	176,369	159,796

INTEREST EXPENSE:
Interest on deposits	3,883	3,709	4,877
Other	298	379	235

Total interest expense	4,181	4,088	5,112

Net interest income	194,358	172,281	154,684

PROVISION FOR LOAN LOSSES	4,465	3,753	3,484

Net interest income after provision for loan losses	189,893	168,528	151,200

NONINTEREST INCOME:
Trust fees	18,766	16,317	14,464
Service charges on deposit accounts	16,910	17,546	16,693
ATM, interchange and credit card fees	19,427	16,750	15,187
Real estate mortgage operations	5,639	6,349	5,094
Net gain (loss) on sale of available-for-sale securities (includes ($4), $147 and $2,772 for the years ended December 31, 2014, 2013 and 2012, respectively, related to accumulated comprehensive earnings reclassifications)	(4)	147	2,772
Net gain (loss) on sale of foreclosed assets	904	(152)	(350)
Other	4,982	5,095	3,349

Total noninterest income	66,624	62,052	57,209

NONINTEREST EXPENSE:
Salaries and employee benefits	70,456	66,529	58,269
Loss from partial settlement of pension plan	2,909	—	—
Net occupancy expense	9,100	8,095	7,076
Equipment expense	10,740	9,673	8,790
FDIC insurance premiums	2,725	2,418	2,220
ATM, interchange and credit card expenses	6,870	5,660	5,448
Professional and service fees	4,295	4,143	3,044
Printing, stationery and supplies	2,637	2,066	1,970
Amortization of intangible assets	275	197	149
Other	27,918	27,231	22,083

Total noninterest expense	137,925	126,012	109,049

EARNINGS BEFORE INCOME TAXES	118,592	104,568	99,360
INCOME TAX EXPENSE (includes ($1), $51 and $970 for the years ended December 31, 2014, 2013 and 2012, respectively, related to income tax expense from reclassification items)	29,033	25,700	25,135

NET EARNINGS	$89,559	$78,868	$74,225

NET EARNINGS PER SHARE, BASIC	$1.40	$1.24	$1.18

NET EARNINGS PER SHARE, ASSUMING DILUTION	$1.39	$1.24	$1.18

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Years Ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

	2014	2013	2012

NET EARNINGS	$89,559	$78,868	$74,225

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	54,571	(69,054)	10,619

Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income tax	4	(147)	(2,772)

Minimum liability pension adjustment, before income tax	2,540	6,209	(1,564)

Total other items of comprehensive earnings (losses)	57,115	(62,992)	6,283

Income tax benefit (expense) related to:
Investment securities	(19,101)	24,220	(2,746)
Minimum liability pension adjustment	(889)	(2,173)	547

Total income tax benefit (expense)	(19,990)	22,047	(2,199)

COMPREHENSIVE EARNINGS	$126,684	$37,923	$78,309

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share amounts)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Earnings (Losses)	Total Shareholders’ Equity

	Shares	Amount			Shares	Amounts
BALANCE, December 31, 2011	31,459,635	$314	$276,127	$184,871	(258,235)	$(4,597)	$4,597	$47,225	$508,537
Net earnings	—	—	—	74,225	—	—	—	—	74,225
Stock option exercises	37,246	1	824	—	—	—	—	—	825
Cash dividends declared, $0.50 per share	—	—	—	(31,169)	—	—	—	—	(31,169)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(1,017)	(1,017)
Change in unrealized gain on investment insecurities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	5,101	5,101
Additional tax benefit related to directors’ deferred compensation plan	—	—	127	—	—	—	—	—	127
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(8,610)	(410)	410	—	—
Stock option expense	—	—	334	—	—	—	—	—	334

BALANCE, December 31, 2012	31,496,881	315	277,412	227,927	(266,845)	(5,007)	5,007	51,309	556,963

Net earnings	—	—	—	78,868	—	—	—	—	78,868
Stock issued in acquisition of Orange Savings Bank, SSB	420,000	4	23,096	—	—	—	—	—	23,100
Stock option exercises	75,616	1	1,957	—	—	—	—	—	1,958
Cash dividends declared, $0.52 per share	—	—	—	(32,823)	—	—	—	—	(32,823)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	4,036	4,036
Change in unrealized gain (loss) on investment insecurities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(44,981)	(44,981)
Additional tax benefit related to directors’ deferred compensation plan	—	—	115	—	—	—	—	—	115
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(2,622)	(483)	483	—	—
Stock option expense	—	—	411	—	—	—	—	—	411

BALANCE, December 31, 2013	31,992,497	320	302,991	273,972	(269,467)	(5,490)	5,490	$10,364	$587,647

Net earnings	—	—	—	89,559	—	—	—	—	89,559
Stock option exercises	74,664	1	1,436	—	—	—	—	—	1,437
Cash dividends declared, $0.55 per share	—	—	—	(35,233)	—	—	—	—	(35,233)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	1,651	1,651
Change in unrealized gain (loss) on investment insecurities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	35,474	35,474
Additional tax benefit related to directors’ deferred compensation plan	—	—	293	—	—	—	—	—	293
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	8,038	(388)	388	—	—
Stock option expense	—	—	709	—	—	—	—	—	709
Two-for-one stock split in the form of 100% stock dividend	32,022,760	320	—	(320)	(268,134)	—	—	—	—

BALANCE, December 31, 2014	64,089,921	$641	$305,429	$327,978	(529,563)	$(5,878)	$5,878	$47,489	$681,537

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$89,559	$78,868	$74,225
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,262	8,638	7,920
Provision for loan losses	4,465	3,753	3,484
Securities premium amortization (discount accretion), net	20,221	18,235	15,757
Gain on sale of assets, net	(910)	(178)	(2,628)
Deferred federal income tax expense (benefit)	(893)	754	1,517
Change in loans held for sale	(3,640)	6,292	(827)
Change in other assets	9,852	(6,254)	(5,170)
Change in other liabilities	3,486	(250)	(1,216)

Total adjustments	41,843	30,990	18,837

Net cash provided by operating activities	131,402	109,858	93,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of bank, less cash acquired	—	(25,706)	—
Net decrease in interest-bearing time deposits in banks	14,915	17,088	12,170
Activity in available-for-sale securities:
Sales	1,619	122,025	144,144
Maturities	2,917,407	2,181,684	1,909,635
Purchases	(3,248,804)	(2,525,499)	(2,049,275)
Activity in held-to-maturity securities – maturities	243	377	2,557
Net increase in loans	(247,829)	(320,136)	(306,412)
Purchases of bank premises and equipment and other assets	(17,412)	(11,324)	(16,180)
Proceeds from sale of bank premises and equipment and other assets	4,656	4,721	8,370

Net cash used in investing activities	(575,205)	(556,770)	(294,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	208,146	(17,053)	210,132
Net increase in interest-bearing deposits	407,035	133,594	87,654
Net increase (decrease) in short-term borrowings	(96,778)	204,191	51,941
Common stock transactions:
Proceeds from stock issuances	1,437	1,958	824
Dividends paid	(34,578)	(24,505)	(38,719)

Net cash provided by financing activities	485,262	298,185	311,832

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,459	(148,727)	109,903

CASH AND CASH EQUIVALENTS, beginning of year	212,012	360,739	250,836

CASH AND CASH EQUIVALENTS, end of year	$253,471	$212,012	$360,739

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 62 locations located in Texas as of December 31, 2014. The subsidiary bank is First Financial Bank, National Association, Abilene. The bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company also owns First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., and First Technology Services, Inc.

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

Stock Repurchase

On October 28, 2014, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. For the years ended December 31, 2014, 2013 and 2012, no shares were repurchased under this or the prior authorization that expired September 30, 2014.

Stock Split

On April 22, 2014, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective for shareholders of record on May 15, 2014 that was distributed on June 2, 2014. All share and per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from retained earnings to common stock on the consolidated financial statements as of and for the year ended December 31, 2014.

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

December 31, 2014, 2013 and 2012

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The Company’s investment portfolio consists of U.S. Treasury securities, obligations of U.S. government sponsored enterprises and agencies, obligations of state and political subdivisions, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third party pricing services to value its investment securities, which the Company reviews as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with pricing matrices. The Company validates quarterly, on a sample basis, prices supplied by the independent pricing services by comparison to prices obtained from other third party sources.

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

The allowance for loan losses is an amount which represents management’s best estimate of probable losses that are inherent in the Company’s loan portfolio as of the balance sheet date. The allowance for loan losses is comprised of three elements: (i) specific reserves determined based on probable losses on specific classified loans; (ii) a historical valuation reserve component that considers historical loss rates; and (iii) qualitative reserves based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our historical valuation reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Specific allocations are increased or decreased in accordance with deterioration or improvement in credit quality and a corresponding increase or decrease in risk of loss on a particular loan. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including, without limitations, unemployment, oil and gas prices, drought conditions, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This qualitative reserve serves to estimate for additional areas of losses inherent in our portfolio that are not reflected in our historic loss factors.

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan provisions and reductions in income. Additionally, bank regulatory agencies periodically review our allowance for loan losses and methodology and could require, in accordance with generally accepted accounting principles, additional provisions to the allowance for loan losses based on their judgment of information available to them at the time of their examination as well as changes to our methodology.

Accrual of interest is discontinued on a loan and payments are applied to principal when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Except for consumer loans, generally all loans past due greater than 90 days, based on contractual terms, are placed on non-accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Consumer loans are generally charged-off when a loan becomes past due 90 days. For other loans in the portfolio, facts and circumstances are evaluated in making charge-off decisions.

Loans are considered impaired when, based on current information and events, management determines that it is probable we will be unable to collect all amounts due in accordance with the loan agreement, including scheduled

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged-off when deemed uncollectable.

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2014 and 2013, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of December 31, 2014 and 2013, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Loans acquired, including loans acquired in a business combination, are initially recorded at fair value with no valuation allowance. Acquired loans are segregated between those considered to be credit impaired and those deemed performing. To make this determination, management considers such factors as past due status, nonaccrual status and credit risk ratings. The fair value of acquired performing loans is determined by discounting expected cash flows, both principal and interest, at prevailing market interest rates. The difference between the fair value and principal balances at acquisition date, the fair value discount, is accreted into income over the estimated life of each loan.

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at December 31, 2014 and 2013 were $2,151,000 and $2,707,000, respectively, compared to a contractual balance of $3,275,000 and $3,970,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Other Real Estate

Other real estate owned is foreclosed property held pending disposition and is initially recorded at fair value, less estimated costs to sell. At foreclosure, if the fair value of the real estate, less estimated costs to sell, is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating and holding expenses of such properties, net of related income, and gains and losses on their disposition are included in net gain (loss) on sale of foreclosed assets as incurred.

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year and totaled $94,882,000 at both December 31, 2014 and 2013, respectively. There was no impairment recorded for the years ended December 31, 2014, 2013 and 2012.

The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was $72,626,000 at both December 31, 2014 and 2013, respectively, and is deductible for federal income tax purposes.

Also included in other intangible assets are mortgage servicing rights totaling $1,834,000 and $1,684,000 at December 31, 2014 and 2013, respectively.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks, including interest-bearing deposits in banks with original maturity of 90 days or less, and federal funds sold.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Accumulated Other Comprehensive Income (Loss)

Unrealized gains on the Company’s available-for-sale securities (after applicable income tax expense) totaling $50,162,000 and $14,688,000 at December 31, 2014 and 2013, respectively, and the minimum pension liability totaled (after applicable income tax benefit) totaling $2,673,000 and $4,324,000 at December 31, 2014 and 2013, respectively, are included in accumulated other comprehensive income.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company recorded stock option expense totaling $709,000, $411,000 and $334,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the year ended December 31, 2014:
Net earnings per share, basic	$89,559	64,047,803	$1.40
Effect of stock options	—	260,732	(0.01)

Net earnings per share, assuming dilution	$89,559	64,308,535	$1.39

For the year ended December 31, 2013:
Net earnings per share, basic	$78,868	63,575,948	$1.24
Effect of stock options	—	280,816	—

Net earnings per share, assuming dilution	$78,868	63,856,764	$1.24

For the year ended December 31, 2012:
Net earnings per share, basic	$74,225	62,960,310	$1.18
Effect of stock options	—	42,224	—

Net earnings per share, assuming dilution	$74,225	63,002,534	$1.18

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

In 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will be effective in the first quarter of 2017. The Company is continuing to evaluate the potential impact to the Company’s financial statements.

In 2014, the FASB amended its authoritative guidance related to repurchase-to-maturity transaction to require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendment requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. The amendment requires entities to disclose certain information about transfers accounted for as sales in transactions that economically similar to repurchase agreements. In addition, the amendment requires disclosures related to collateral, remaining contractual term and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. The amendment will be effective on January 1, 2015 and is not expected to have a significant impact on the Company’s financial statements.

In 2015, the FASB eliminated from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The new guidance is effective for the Company beginning January 1, 2016, though early adoption is permitted, and is not expected to have a significant impact on the Company’s financial statements.

2.	INTEREST-BEARING TIME DEPOSITS IN BANKS AND SECURITIES:

Interest-bearing time deposits in banks totaled $17,002,000 and $31,917,000 at December 31, 2014 and 2013, respectively, and have original maturities generally ranging from one to two years. Of these amounts, $15,467,000 and $29,002,000, respectively, are time deposits with balances greater than $100,000 at December 31, 2014 and 2013.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

A summary of the Company’s available-for-sale securities as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:

U.S. Treasury securities	$518	$2	$—	$520

Obligations of U.S. government sponsored enterprises and agencies	128,919	864	(28)	129,755

Obligations of state and political subdivisions	1,107,795	60,083	(250)	1,167,628

Corporate bonds and other	95,864	2,894	—	98,758

Residential mortgage-backed securities	871,265	16,804	(2,858)	885,211

Commercial mortgage-backed securities	134,322	555	(893)	133,984

Total securities available-for-sale	$2,338,683	$81,202	$(4,029)	$2,415,856

	December 31, 2013
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:

Obligations of U.S. government sponsored enterprises and agencies	$136,416	$1,672	$—	$138,088

Obligations of state and political subdivisions	974,608	27,980	(11,319)	991,269

Corporate bonds and other	105,490	3,550	—	109,040

Residential mortgage-backed securities	706,289	12,253	(7,922)	710,620

Commercial mortgage-backed securities	112,323	—	(3,617)	108,706

Total securities available-for-sale	$2,035,126	$45,455	$(22,858)	$2,057,723

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Disclosures related to the Company’s held-to-maturity securities, which totaled $441,000 and $684,000 at December 31, 2014 and 2013, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2014, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2014 and 2013, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2014, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value

Due within one year	$81,336	$82,078
Due after one year through five years	694,864	726,392
Due after five years through ten years	550,362	580,250
Due after ten years	6,534	7,941
Mortgage-backed securities	1,005,587	1,019,195

Total	$2,338,683	$2,415,856

The following table discloses, as of December 31, 2014 and 2013, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of U.S. government sponsored enterprises and agencies	$25,480	$28	$—	$—	$25,480	$28
Obligations of state and political subdivisions	15,128	60	21,249	190	36,377	250
Residential mortgage-backed securities	76,350	148	128,368	2,710	204,718	2,858
Commercial mortgage-backed securities	48,399	273	55,065	620	103,464	893

Total	$165,357	$509	$204,682	$3,520	$370,039	$4,029

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of state and political subdivisions	$316,394	$10,973	$4,153	$346	$320,547	$11,319
Residential mortgage-backed securities	228,423	7,623	5,624	299	234,047	7,922
Commercial mortgage-backed securities	108,706	3,617	—	—	108,706	3,617

Total	$653,523	$22,213	$9,777	$645	$663,300	$22,858

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The number of investments in an unrealized loss position totaled 86 at December 31, 2014. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2014 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at approximately $1,600,682,000 and $1,147,955,000 at December 31, 2014 and 2013, respectively, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During 2014, 2013, and 2012, sales of investment securities that were classified as available-for-sale totaled $1,619,000, $122,025,000 and $144,144,000, respectively. Gross realized gains from 2014, 2013, and 2012, securities sales were $2,000, $1,376,000 and $2,816,000, respectively. Gross realized losses from 2014, 2013 and 2012 securities sales were $6,000, $1,229,000 and $44,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES:

Major classifications of loans held-for-investment by class of financing receivables are as follows (in thousands):

	December 31,
	2014	2013

Commercial	$639,954	$596,730

Agricultural	105,694	75,928

Real estate	1,822,854	1,678,514

Consumer	360,686	333,113

Total loans held-for-investment	$2,929,188	$2,684,285

Loans held-for-sale totaled $8,803,000 and $5,163,000 at December 31, 2014 and 2013, respectively, which were recorded at cost as fair value exceeded cost.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The Company’s non-accrual loans, loan still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	December 31,
	2014	2013

Non-accrual loans*	$20,194	$27,926

Loans still accruing and past due 90 days or more	261	133

Troubled debt restructured loans**	226	—

Total	$20,681	$28,059

*	Includes $2,151,000 and $2,707,000, respectively, of purchased credit impaired loans as of December 31, 2014 and 2013. There were no purchase credit impaired loan balances in prior periods.
**	Troubled debt restructured loans of $9,073,000 and $13,298,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans as of December 31, 2014 and 2013, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

December 31, 2014		December 31, 2013
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance

$20,194	$4,213	$27,926	$5,338

The average recorded investment in impaired loans for the years ended December 31, 2014, 2013, and 2012 was $24,497,000, $31,293,000 and $24,025,000, respectively. The Company had $21,716,000 and $31,128,000 in nonaccrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at December 31, 2014 and 2013, respectively. Non-accrual loans totaled $20,194,000 and $27,926,000 at December 31, 2014 and 2013, respectively, and consisted of the following amounts by type (in thousands):

	December 31,
	2014	2013

Commercial	$3,193	$4,281
Agricultural	165	131
Real Estate	16,218	22,548
Consumer	618	966

Total	$20,194	$27,926

No significant additional funds are committed to be advanced in connection with impaired loans as of December 31, 2014.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The Company’s impaired loans and related allowance as of December 31, 2014 and 2013 is summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$3,749	$287	$2,906	$3,193	$1,171	$3,698
Agricultural	177	—	165	165	57	179
Real Estate	22,177	4,859	11,359	16,218	2,867	19,837
Consumer	838	420	198	618	118	783

Total	$26,941	$5,566	$14,628	$20,194	$4,213	$24,497

*	Includes $2,151,000 of purchased credit impaired loans.

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$4,764	$934	$3,347	$4,281	$1,079	$5,017
Agricultural	139	17	114	131	41	144
Real Estate	31,704	5,794	16,754	22,548	4,006	25,060
Consumer	1,117	545	421	966	212	1,072

Total	$37,724	$7,290	$20,636	$27,926	$5,338	$31,293

*	Includes $2,707,000 of purchases credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $162,000, $685,000 and $384,000 during the years ended December 31, 2014, 2013, and 2012, respectively.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which classes are the same, at December 31, 2014 and 2013 (in thousands):

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$626,266	$3,853	$9,835	$—	$639,954
Agricultural	105,101	91	502	—	105,694
Real Estate	1,765,886	15,106	41,722	140	1,822,854
Consumer	358,953	403	1,329	1	360,686

Total	$2,856,206	$19,453	$53,388	$141	$2,929,188

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$584,547	$3,032	$9,151	$—	$596,730
Agricultural	75,382	245	298	3	75,928
Real Estate	1,609,242	20,773	48,352	147	1,678,514
Consumer	330,870	639	1,595	9	333,113

Total	$2,600,041	$24,689	$59,396	$159	$2,684,285

At December 31, 2014 and 2013, the Company’s past due loans are as follows (in thousands):

December 31, 2014	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$4,611	$94	$175	$4,880	$635,074	$639,954	$24
Agricultural	437	42	—	479	105,215	105,694	—
Real Estate	12,002	707	1,868	14,577	1,808,277	1,822,854	207
Consumer	2,322	496	134	2,952	357,734	360,686	30

Total	$19,372	$1,339	$2,177	$22,888	$2,906,300	$2,929,188	$261

December 31, 2013	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$5,303	$287	$420	$6,010	$590,720	$596,730	$—
Agricultural	355	—	—	355	75,573	75,928	—
Real Estate	13,787	2,489	1,876	18,152	1,660,362	1,678,514	55
Consumer	2,708	582	277	3,567	329,546	333,113	78

Total	$22,153	$3,358	$2,573	$28,084	$2,656,201	$2,684,285	$133

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The allowance for loan losses as of December 31, 2014 and 2013, is presented below. Management has evaluated the appropriateness of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	2014	2013
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$4,213	$5,338
Remaining portfolio	32,611	28,562

Total allowance for loan losses	$36,824	$33,900

The following table details the allowance for loan losses at December 31, 2014 and 2013 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at December 31, 2014 or 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$2,877	$199	$6,591	$309	$9,976
Loan collectively evaluated for impairment	5,113	328	20,066	1,341	26,848

Total	$7,990	$527	$26,657	$1,650	$36,824

December 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$2,755	$125	$7,215	$378	$10,473
Loan collectively evaluated for impairment	3,685	258	17,725	1,759	23,427

Total	$6,440	$383	$24,940	$2,137	$33,900

Changes in the allowance for loan losses for the years ended December 31, 2014 and 2013 are summarized as follows (in thousands):

December 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Beginning balance	$6,440	$383	$24,940	$2,137	$33,900
Provision for loan losses	1,787	128	2,287	263	4,465
Recoveries	346	18	505	472	1,341
Charge-offs	(583)	(2)	(1,075)	(1,222)	(2,882)

Ending balance	$7,990	$527	$26,657	$1,650	$36,824

December 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total

Beginning balance	$7,343	$1,541	$24,063	$1,892	$34,839
Provision (credit) for loan losses	220	(1,066)	3,288	1,311	3,753
Recoveries	402	39	239	337	1,017
Charge-offs	(1,283)	(100)	(1,970)	(1,268)	(4,621)
Transfer of off balance sheet exposure to other liabilities	(242)	(31)	(680)	(135)	(1,088)

Ending balance	$6,440	$383	$24,940	$2,137	$33,900

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The Company’s recorded investment in loans as of December 31, 2014 and 2013 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $2,151,000 and $2,707,000, respectively, at December 31, 2014 and 2013 are included in loans individually evaluated for impairment.

December 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$13,688	$593	$56,968	$1,733	$72,982
Loan collectively evaluated for impairment	626,266	105,101	1,765,886	358,953	2,856,206

Total	$639,954	$105,694	$1,822,854	$360,686	$2,929,188

December 31, 2013	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$12,183	$546	$69,272	$2,243	$84,244
Loan collectively evaluated for impairment	584,547	75,382	1,609,242	330,870	2,600,041

Total	$596,730	$75,928	$1,678,514	$333,113	$2,684,285

The Company’s loans that were modified in the years ended December 31, 2014 and 2013, and considered a troubled debt restructuring are as follows (in thousands):

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	7	$668	$668	4	$253	$253
Agricultural	1	39	39	1	24	24
Real Estate	5	630	630	11	3,958	3,958
Consumer	3	11	11	6	138	138

Total	16	$1,348	$1,348	22	$4,373	$4,373

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the year ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$366	$302	$—	$218	$35
Agricultural	—	—	39	—	24	—
Real Estate	—	118	512	420	433	3,105
Consumer	—	8	3	—	134	4

Total	$—	$492	$856	$420	$809	$3,144

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

During the years ended December 31, 2014 and 2013, certain loans were modified as a troubled debt restructured loans within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past or more due or results in the foreclosure and repossession of the applicable collateral. The loans are as follows (dollars in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Number	Balance	Number	Balance
Commercial	—	$—	6	$316
Agriculture	—	—	—	—
Real Estate	—	—	—	—
Consumer	1	32	2	18

Total	1	$32	8	$334

As of December 31, 2014, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2014 (determined as of each respective year-end) follows (in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance

Year ended December 31, 2014	$47,299	$132,118	$124,620	$54,797

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2014, $1,667,472,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At December 31, 2014, $1,010,000 in advances and $5,000,000 in letters of credit were outstanding under this line of credit. These letters of credit were pledged as collateral for public funds held by our bank.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

4.	BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2014	2013

Land	—	$25,096	$22,635

Buildings	20 to 40 years	97,013	89,907

Furniture and equipment	3 to 10 years	50,700	48,763

Leasehold improvements	Lesser of lease term or 5 to 15 years	4,687	4,802

		177,496	166,107

Less-accumulated depreciation and amortization		(74,496)	(70,602)

		$103,000	$95,505

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 amounted to $7,833,000, $7,196,000 and $6,492,000, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,923,000, $1,862,000 and $1,703,000, for the years ended December 31, 2014, 2013, and 2012, respectively.

5.	DEPOSITS AND SHORT-TERM BORROWINGS:

Time deposits of $250,000 or more totaled approximately $211,490,000 and $142,842,000 at December 31, 2014 and 2013, respectively.

At December 31, 2014, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2015	$565,794
2016	40,122
2017	14,417
2018	15,107
Thereafter	13,552

$648,992

Deposits received from related parties at December 31, 2014 and 2013 totaled $53,556,000 and $42,237,000, respectively.

Included in short-term borrowings at December 31, 2014 and 2013 are $357,400,000 and $267,269,000, respectively, in securities sold under agreements to repurchase and $1,010,000 and $191,119,000, respectively, in advances from the Federal Home Loan Bank of Dallas.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

6.	LINE OF CREDIT:

The Company renewed its loan agreement, effective June 30, 2013, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. Prior to June 30, 2015, interest is paid quarterly at Wall Street Journal Prime Rate and the line of credit matures June 30, 2015. If a balance exists at June 30, 2015, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratio. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2014. There was no outstanding balance under the line of credit as of December 31, 2014 or 2013.

7.	INCOME TAXES:

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Current federal income tax	$29,832	$24,931	$23,605
Current state income tax	94	15	13
Deferred federal income tax expense (benefit)	(893)	754	1,517

Income tax expense	$29,033	$25,700	$25,135

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(10.6)	(10.5)	(9.7)
Effect of state income tax	0.1	—	0.1
ESOP tax credit	(0.2)	(0.2)	(0.3)
Other	0.2	0.3	0.2

Effective income tax rate	24.5%	24.6%	25.3%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows (dollars in thousands):

	2014	2013
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$13,876	$12,904
Minimum liability in defined benefit plan	1,440	2,328
Recognized for financial reporting purposes but not for tax purposes:
Deferred compensation	2,423	2,213
Write-downs and adjustments to other real estate owned and repossessed assets	78	174
Other deferred tax assets	350	322

Total deferred tax assets	18,167	17,941

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	5,311	5,567
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	11,704	10,277
Recognized for financial reporting purposes but not for tax purposes:
Accretion on investment securities	1,679	1,678
Pension plan contributions	1,414	2,309
Net unrealized gain on investment securities available-for-sale	27,010	7,909
Other deferred tax liabilities	310	366

Total deferred tax liabilities	47,428	28,106

Net deferred tax asset (liability)	$(29,261)	$(10,165)

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011 or Texas state tax examinations by tax authorities for years before 2010.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

There were no transfers between Level 2 and Level 3 during the year ended December 31, 2014.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$520	$—	$—	$520
Obligations of U. S. government sponsored enterprises and agencies	—	129,755	—	129,755
Obligations of state and political subdivisions	59,455	1,108,173	—	1,167,628
Corporate bonds	—	94,065	—	94,065
Residential mortgage-backed securities	—	885,211	—	885,211
Commercial mortgage-backed securities	—	133,984	—	133,984
Other securities	4,693	—	—	4,693

Total	$64,668	$2,351,188	$—	$2,415,856

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2014:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, or Level 3 inputs based on the discounting of the collateral. At December 31, 2014, impaired loans with a carrying value of $20,194,000 were reduced by specific valuation reserves totaling $4,213,000 resulting in a net fair value of $15,981,000.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At December 31, 2014, the Company’s mortgage loans held for sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the year ended December 31, 2014 and 2013 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Year Ended December 31,
	2014	2013
Carrying value of other real estate owned prior to remeasurement	$881	$2,405
Write-downs included in gain (loss) on sale of other real estate owned	(135)	(445)

Fair value	$746	$1,960

At December 31, 2014 and 2013, other real estate owned totaled $943,000 and $2,903,000, respectively.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at December 31, 2014 and 2013, were as follows (dollars in thousands):

	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$190,387	$190,387	$183,084	$183,084	Level 1

Federal funds sold	8,760	8,760	3,430	3,430	Level 1

Interest-bearing deposits in banks	54,324	54,324	25,498	25,498	Level 1

Interest-bearing time deposits in banks	17,002	17,032	31,917	32,059	Level 2

Available-for-sale securities	2,415,856	2,415,856	2,057,723	2,057,723	Levels 1 and 2

Held-to-maturity securities	441	447	684	694	Level 2

Loans	2,901,167	2,906,399	2,655,548	2,667,743	Level 3

Accrued interest receivable	28,998	28,998	26,865	26,865	Level 2

Deposits with stated maturities	648,992	650,893	686,626	688,876	Level 2

Deposits with no stated maturities	4,101,263	4,101,263	3,448,449	3,448,449	Level 1

Short term borrowings	367,110	367,110	463,888	463,888	Level 2

Accrued interest payable	237	237	299	299	Level 2

9.	COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2014 the resolution of these matters is not expected to have material adverse effects upon the results of operations or financial condition of the Company.

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2014, future minimum lease commitments were: 2015 - $640,000; 2016 - $503,000; 2017 - $312,000, 2018 - $78,000 and 2019 - $16,000.

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

December 31, 2014, 2013 and 2012

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

Total Notional Amounts Committed December 31, 2014 (in thousands)
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$444,687
Unfunded commitments to extend credit	128,293
Standby letters of credit	31,301

Total commercial commitments	$604,281

Unfunded lines of credit and commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, as we deem necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, livestock, and income-producing commercial properties.

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

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the Plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $250,000 and $1,000,000 in 2014 and 2013, respectively, and is continuing to evaluate future funding amounts.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

During 2014, as permitted by the Internal Revenue Service, the Company offered settlement of a portion of its pension obligations to those plan participants who no longer were employed by the Company. As a result of the partial settlement of the plan, the Company recognized $2,909,000, before income tax, in pension expense, a component of noninterest expense. The effect of this transaction was relatively neutral to shareholders’ equity since the recorded pension obligation associated with the plan participants who accepted the settlement closely approximated the amount offered to such plan participants and the amount recognized in pension expense had been previously recognized as unrealized losses in other comprehensive earnings. As a result, the Company paid $10,626,000 out of pension plan assets, or approximately 43% of the total outstanding obligation balance, to plan participants and the number of participants was reduced by 335, or 44%. The Company’s investment risk and administrative expense associated with the Company’s pension plan should be significantly reduced going forward.

Using an actuarial measurement date of December 31, 2014 and 2013, benefit obligation activity and fair value of plan assets for the years ended December 31, 2014 and 2013, and a statement of the funded status as of December 31, 2014 and 2013, are as follows (dollars in thousands):

	2014	2013
Reconciliation of benefit obligations:
Benefit obligation at January 1	$25,499	$27,838
Interest cost on projected benefit obligation	1,131	1,020
Actuarial loss (gain)	1,075	(2,097)
Benefits paid, including partial settlement of certain participant balances	(12,124)	(1,262)

Benefit obligation at December 31	$15,581	$25,499

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$25,467	$21,110
Actual return on plan assets	1,865	4,619
Employer contributions	250	1,000
Benefits paid, including partial settlement of certain participant balances	(12,124)	(1,262)

Fair value of plan assets at December 31	15,458	25,467

Funded status	$(123)	$(32)

Amounts recognized as a component of accumulated other comprehensive earnings as of year-end that have not been recognized as a component of the net period benefit cost of the Company’s defined benefit pension plan are as follows (in thousands):

	2014	2013

Net actuarial loss	$(4,435)	$(6,975)
Deferred tax benefit	1,762	2,651

Amounts included in accumulated other comprehensive earnings, net of tax	$(2,673)	$(4,324)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Net periodic pension benefit cost for the years ended December 31, 2014, 2013, and 2012, are as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Service cost - benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,131	1,020	1,113
Expected return on plan assets	(1,497)	(1,293)	(1,140)
Amortization of unrecognized net loss	337	786	659
Recognized loss on partial settlement of certain participant balances	2,909	—	—

Net periodic pension benefit expense	$2,880	$513	$632

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2014	2013	2012
Weighted average discount rate	4.10%	4.75%	3.75%

Expected long-term rate of return on assets	6.25%	6.25%	6.25%

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

The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2014 and 2013 is as follows:

	December 31, 2014 Allocation	December 31, 2013 Allocation	Targeted Allocation
Equity securities	75%	75%	75%
Debt securities	24%	24%	25%
Cash and equivalents	1%	1%	—

The range and weighted average final maturities of debt securities held in the pension plan as of December 31, 2014 are 3.01 to 13.34 years and approximately 7.73 years, respectively. Assets held in the pension plan are considered either Level 1 consisting of the money market funds, publicly traded common stocks and publically traded mutual funds or Level 2 consisting of obligations of state and political subdivisions, corporate bonds and mortgage-backed securities. There were no Level 3 securities. See note 8 for a discussion of the fair value hierarchy. The breakdown by level is as follows (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Money market fund	$281	$—	$—	$281
Obligations of state and political subdivisions	—	687	—	687
Corporate bonds	—	791	—	791
Mortgage-backed securities	—	1,178	—	1,178
Corporate stocks and mutual funds	12,521	—	—	12,521

Total	$12,802	$2,656	$—	$15,458

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

An estimate of the undiscounted projected future payments to eligible participants for the next five years and the following five years in the aggregate is as follows (in thousands):

Year Ending December 31,

2015	784
2016	805
2017	855
2018	874
2019	899
2020 forward	4,754

As of December 31, 2014 and 2013, the pension plan’s total assets included First Financial Bankshares, Inc. common stock valued at approximately $1,933,000 and $2,037,000, respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute a percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $5,324,000, $5,686,000 and $4,711,000 in 2014, 2013 and 2012, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2014 and 2013, the profit sharing plan’s assets included First Financial Bankshares, Inc. common stock valued at approximately $42,008,000 and $46,979,000, respectively.

In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2014, 2013 and 2012 was $1,699,000, $1,560,000 and $1,383,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

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

At December 31, 2014, approximately $93,160,000 was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

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

December 31, 2014, 2013 and 2012

subsidiaries must meet specific capital guidelines that involve quantitative measures of the subsidiaries’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The subsidiaries’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2014 and 2013, the Company and its subsidiaries met all capital adequacy requirements to which they were subject.

As of December 31, 2014 and 2013, the most recent notification from our primary regulator categorized the Company and its bank subsidiary as well-capitalized. To be categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

There are no conditions or events since that notification that management believes has changed the institutions’ categories. The Company’s and its bank subsidiary’s actual capital amounts and ratios are presented in the table below (in thousands):

							To Be Well
							Capitalized Under
			For Capital				Prompt Corrective
	Actual		Adequacy Purposes:				Action Provisions:
	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of December 31, 2014:
Total Capital (to Risk-Weighted Assets):
Consolidated	$587,094	17%	≥$	273,764	≥	8%		N/A
First Financial Bank, N.A.	$492,668	14%	≥$	272,318	≥	8%	≥$	340,397	≥	10%

Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$549,124	16%	≥$	136,882	≥	4%		N/A
First Financial Bank, N.A.	$454,698	13%	≥$	136,159	≥	4%	≥$	204,238	≥	6%

Tier 1 Capital (to Average Assets):
Consolidated	$549,124	10%	≥$	166,489	≥	3%		N/A
First Financial Bank, N.A.	$454,698	8%	≥$	165,598	≥	3%	≥$	275,996	≥	5%

As of December 31, 2013:
Total Capital (to Risk-Weighted Assets):
Consolidated	$525,460	17%	≥$	247,985	≥	8%		N/A
First Financial Bank, N.A.	$433,538	14%	≥$	246,788	≥	8%	≥$	308,484	≥	10%

Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$490,460	16%	≥$	123,993	≥	4%		N/A
First Financial Bank, N.A.	$398,538	13%	≥$	123,394	≥	4%	≥$	185,091	≥	6%

Tier 1 Capital (to Average Assets):
Consolidated	$490,460	10%	≥$	149,488	≥	3%		N/A
First Financial Bank, N.A.	$398,538	8%	≥$	148,690	≥	3%	≥$	247,816	≥	5%

In connection with the First Financial Trust & Asset Management Company, N.A.’s (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2014, our Trust Company had tangible net assets totaling $11,659,000.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2014 and 2013, the subsidiary bank’s reserve balances were $14,334,000 and $5,916,000, respectively.

15.	STOCK OPTION PLAN:

The Company has an incentive stock plan to provide for the granting of options to employees of the Company at prices not less than market at the date of grant. At December 31, 2014, the Company had allocated 3,553,000 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. Shares are issued under the stock option plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2014 is presented in the table and narrative below:

			Weighted- Average
	Shares	Weighted- Average Ex. Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year (split adjusted)	1,064,064	$20.99
Granted	—	—
Exercised	(104,927)	13.69
Cancelled	(31,460)	24.78

Outstanding, end of year	927,677	21.69	6.43	$20,118

Exercisable at end of year	358,597	$15.31	4.07	$5,489

The options outstanding at December 31, 2014, had exercise prices ranging between $11.03 and $30.85. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2014:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested
$11.03	22,816	0.1	22,816
13.66	106,110	2.1	106,110
16.78	182,411	4.4	138,431
15.73	241,940	6.8	89,240
30.85	374,400	8.8	2,000

	927,677		358,597

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The fair value of the options granted in 2013 was estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 1.59%; expected dividend yield of 1.69%; expected life of 5.99 years; and expected volatility of 26.91%, respectively.

The weighted-average grant-date fair value of options granted during 2013 was $7.14. There were no grants during 2014 and 2012. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012, was $1,738,000, $1,958,000, and $510,000, respectively.

As of December 31, 2014, there was $2,201,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.30 years. The total fair value of shares vested during the years ended December 31, 2014, 2013, and 2012 was $382,000, $565,000 and $423,000, respectively.

The aggregate intrinsic value of vested stock options at December 31, 2014 totaled $5,225,438.

16.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:

Condensed Balance Sheets-December 31, 2014 and 2013

	2014	2013
ASSETS

Cash in subsidiary bank	$9,441	$11,960
Cash in unaffiliated banks	2	2
Interest-bearing deposits in subsidiary bank	60,642	64,108

Total cash and cash equivalents	70,085	76,070

Interest-bearing time deposits in unaffiliated banks	—	480
Securities available-for-sale, at fair value	12,243	11,701
Investment in and advances to subsidiaries, at equity	606,415	507,074
Intangible assets	723	723
Other assets	2,787	2,054

Total assets	$692,253	$598,102

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	$10,716	$10,455
Shareholders’ equity:
Common stock	641	320
Capital surplus	305,429	302,991
Retained earnings	327,978	273,972
Treasury shares	(5,878)	(5,490)
Deferred compensation	5,878	5,490
Accumulated other comprehensive earnings	47,489	10,364

Total shareholders’ equity	681,537	587,647

Total liabilities and shareholders’ equity	$692,253	$598,102

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Condensed Statements of Earnings-

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Income:
Cash dividends from subsidiaries	$34,000	$64,200	$58,400
Excess of earnings over dividends of subsidiaries	58,539	17,192	17,547

Other	3,717	3,118	2,682

	96,256	84,510	78,629

Expenses:
Salaries and employee benefits	5,595	4,540	3,668
Other operating expenses	3,309	3,017	2,338

	8,904	7,557	6,006

Earnings before income taxes	87,352	76,953	72,623

Income tax benefit	2,207	1,915	1,602

Net earnings	$89,559	$78,868	$74,225

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Condensed Statements of Cash Flows-

For the Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Cash flows from operating activities:
Net earnings	$89,559	$78,868	$74,225
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary bank	(58,539)	(17,192)	(17,547)
Depreciation and amortization, net	200	135	142
Decrease (increase) in other assets	(150)	(3)	34
Increase (decrease) in other liabilities	(314)	890	(918)

Net cash provided by operating activities	30,756	62,698	55,936

Cash flows from investing activities:
Acquisition of bank	—	(39,200)	—
Net decrease (increase) in interest-bearing time deposits in unaffiliated banks	480	2,598	(960)
Maturities of available-for-sale securities	—	—	5,430
Purchases of bank premises and equipment	(780)	(224)	(86)
Repayment from (of advances to) investment in and advances to subsidiaries, net	(3,300)	700	(400)

Net cash used in (provided by) investing activities	(3,600)	(36,126)	3,984

Cash flows from financing activities:
Proceeds of stock issuances	1,437	1,958	824
Cash dividends paid	(34,578)	(24,505)	(38,719)

Net cash used in financing activities	(33,141)	(22,547)	(37,895)

Net increase (decrease) in cash and cash equivalents	(5,985)	4,025	22,025

Cash and cash equivalents, beginning of year	76,070	72,045	50,020

Cash and cash equivalents, end of year	$70,085	$76,070	$72,045

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

17.	CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012

Supplemental cash flow information:
Interest paid	$4,231	$4,077	$5,419
Federal income taxes paid	28,711	21,790	20,779

Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	1,385	1,615	2,459
Investment securities purchased but not settled	1,248	7,248	8,589

18.	ACQUISITION:

On February 9, 2013, we entered into an agreement and plan of merger to acquire Orange Savings Bank, SSB. On May 31, 2013, the transaction was completed. Pursuant to the agreement, we paid $39,200,000 in cash and issued 840,000 shares of the Company’s common stock in exchange for all of the outstanding shares of Orange Savings Bank, SSB. At closing, Orange Savings Bank, SSB, was merged into First Financial Bank, N.A., Abilene, Texas, a wholly owned subsidiary of the Company.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The assets acquired and liabilities assumed were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The acquisition was not considered to be a significant business combination. The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands):

Fair value of consideration paid:
Cash	$39,200
Common stock issued (840,000 shares)	23,100

Total fair value of consideration paid	62,300

Fair value of identifiable assets acquired:
Cash and cash equivalents	13,494
Securities available-for-sale	107,735
Loans	293,288
Identifiable intangible assets	2,300
Other assets	12,569

Total identifiable assets acquired	429,386

Fair value of liabilities assumed:
Deposits	385,950
Other liabilities	4,154

Total liabilities assumed	390,104

Fair value of net identifiable assets acquired	39,282

Goodwill resulting from acquisition	$23,018

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

Orange Savings Bank, SSB had branches in Orange, Vidor, Mauriceville, Port Arthur and Newton, all located east of Houston, Texas.