Form 10-Q
period 2015-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2015-05-04
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2015
Common Stock, $0.01 par value per share	64,142,812

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at March 31, 2015 and 2014 and December 31, 2014, and the consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for the three months ended March 31, 2015 and 2014, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2015	2014	2014
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$142,233	$160,469	$190,387
FEDERAL FUNDS SOLD	5,460	3,620	8,760
INTEREST-BEARING DEPOSITS IN BANKS	18,275	3,772	54,324

Total cash and cash equivalents	165,968	167,861	253,471

INTEREST-BEARING TIME DEPOSITS IN BANKS	9,170	30,026	17,002

SECURITIES AVAILABLE-FOR-SALE, at fair value	2,689,330	2,163,017	2,415,856

SECURITIES HELD-TO-MATURITY (fair value of $317, $591 and $447 at March 31, 2015 and 2014, and December 31, 2014, respectively)	310	582	441

LOANS:
Held for investment	2,928,476	2,688,288	2,929,188
Less - allowance for loan losses	(37,828)	(34,693)	(36,824)

Net loans held for investment	2,890,648	2,653,595	2,892,364
Held for sale	10,231	10,429	8,803

Net loans	2,900,879	2,664,024	2,901,167

BANK PREMISES AND EQUIPMENT, net	104,358	95,406	103,000
INTANGIBLE ASSETS	97,192	97,482	97,359
OTHER ASSETS	58,165	62,629	59,906

Total assets	$6,025,372	$5,281,027	$5,848,202

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,600,807	$1,389,331	$1,570,330
INTEREST-BEARING DEPOSITS	3,236,200	2,844,950	3,179,925

Total deposits	4,837,007	4,234,281	4,750,255

DIVIDENDS PAYABLE	8,980	8,318	8,972
SHORT-TERM BORROWINGS	401,898	383,220	367,110
OTHER LIABILITIES	71,239	38,642	40,328

Total liabilities	5,319,124	4,664,461	5,166,665

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 80,000,000 shares; 64,142,812, 64,039,234, and 64,089,921 shares issued at March 31, 2015 and 2014, and December 31, 2014, respectively)	641	640	641
Capital surplus	306,362	303,875	305,429
Retained earnings	342,995	287,670	327,978
Treasury stock (shares at cost: 527,533, and 537,632 and 529,563 at March 31, 2015 and 2014, and December 31, 2014, respectively)	(6,005)	(5,618)	(5,878)
Deferred compensation	6,005	5,618	5,878
Accumulated other comprehensive earnings	56,250	24,381	47,489

Total shareholders’ equity	706,248	616,566	681,537

Total liabilities and shareholders’ equity	$6,025,372	$5,281,027	$5,848,202

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
INTEREST INCOME:
Interest and fees on loans	$35,061	$33,058
Interest on investment securities:
Taxable	7,808	7,084
Exempt from federal income tax	9,120	7,980
Interest on federal funds sold and interest-bearing deposits in banks	80	87

Total interest income	52,069	48,209

INTEREST EXPENSE:
Interest on deposits	928	940
Other	42	96

Total interest expense	970	1,036

Net interest income	51,099	47,173

PROVISION FOR LOAN LOSSES	1,290	1,690

Net interest income after provision for loan losses	49,809	45,483

NONINTEREST INCOME:
Trust fees	4,731	4,576
Service charges on deposit accounts	3,768	4,047
ATM, interchange and credit card fees	4,969	4,443
Real estate mortgage operations	1,427	1,024
Net gain (loss) on sale of available-for-sale securities (includes $5 and ($4) for the three months ended March 31, 2015 and 2014, respectively, related to accumulated other comprehensive earnings reclassifications)	5	(4)
Net gain (loss) on sale of foreclosed assets	30	452
Other	967	1,867

Total noninterest income	15,897	16,405

NONINTEREST EXPENSE:
Salaries and employee benefits	18,265	17,414
Net occupancy expense	2,197	2,234
Equipment expense	2,899	2,622
FDIC insurance premiums	748	659
ATM, interchange and credit card expenses	1,725	1,480
Professional and service fees	1,065	1,080
Printing, stationery and supplies	596	775
Amortization of intangible assets	90	75
Other	6,358	6,109

Total noninterest expense	33,943	32,448

EARNINGS BEFORE INCOME TAXES	31,763	29,440
INCOME TAX EXPENSE (includes $2 and ($1) for the three months ended March 31, 2015 and 2014, respectively, related to income tax expense reclassification)	7,766	7,104

NET EARNINGS	$23,997	$22,336

EARNINGS PER SHARE, BASIC	$0.37	$0.35

EARNINGS PER SHARE, ASSUMING DILUTION	$0.37	$0.35

DIVIDENDS PER SHARE	$0.14	$0.13

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014

NET EARNINGS	$23,997	$22,336

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	13,483	21,560

Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income taxes	(5)	4

Total other items of comprehensive earnings (losses)	13,478	21,564

Income tax (expense) related to other items of comprehensive earnings	(4,717)	(7,547)

COMPREHENSIVE EARNINGS	$32,758	$36,353

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity

Balances at December 31, 2013	31,992,497	$320	$302,991	$273,972	(269,467)	$(5,490)	$5,490	$10,364	$587,647

Net earnings (unaudited)	—	—	—	22,336	—	—	—	—	22,336

Stock option exercises (unaudited)	27,120	—	713	—	—	—	—	—	713

Cash dividends declared, $0.13 per share (unaudited)	—	—	—	(8,318)	—	—	—	—	(8,318)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	14,017	14,017

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	25	—	—	—	—	—	25

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	651	(128)	128	—	—

Stock option expense (unaudited)	—	—	146	—	—	—	—	—	146

Two-for-one stock split in the form of a 100% stock dividend (unaudited)	32,019,617	320	—	(320)	(268,816)	—	—	—	—

Balances at March 31, 2014 (unaudited)	64,039,234	$640	$303,875	$287,670	(537,632)	$(5,618)	$5,618	$24,381	$616,566

Balances at December 31, 2014	64,089,921	$641	$305,429	$327,978	(529,563)	$(5,878)	$5,878	$47,489	$681,537

Net earnings (unaudited)	—	—	—	23,997	—	—	—	—	23,997

Stock option exercises (unaudited)	52,891	—	728	—	—	—	—	—	728

Cash dividends declared, $0.14 per share (unaudited)	—	—	—	(8,980)	—	—	—	—	(8,980)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	8,761	8,761

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	25	—	—	—	—	—	25

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	2,030	(127)	127	—	—

Stock option expense (unaudited)	—	—	180	—	—	—	—	—	180

Balances at March 31, 2015 (unaudited)	64,142,812	$641	$306,362	$342,995	(527,533)	$(6,005)	$6,005	$56,250	$706,248

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$23,997	$22,336
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,473	2,316
Provision for loan losses	1,290	1,690
Securities premium amortization (discount accretion), net	6,028	4,652
Gain on sale of assets, net	(40)	(451)
Deferred federal income tax benefit	—	—
Change in loans held for sale	(1,428)	(3,174)
Change in other assets	1,083	8,174
Change in other liabilities	7,002	7,842

Total adjustments	16,408	21,049

Net cash provided by operating activities	40,405	43,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing time deposits in banks	7,832	1,891
Activity in available-for-sale securities:
Sales	1,129	904
Maturities	46,774	49,491
Purchases	(294,523)	(142,638)
Activity in held-to-maturity securities - maturities	131	102
Net increase in loans	329	(7,150)
Purchases of bank premises and equipment and other assets	(3,087)	(1,909)
Proceeds from sale of other assets	212	839

Net cash used in investing activities	(241,203)	(98,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	30,476	27,147
Net increase in interest-bearing deposits	56,275	72,059
Net increase (decrease) in short-term borrowings	34,788	(80,668)
Common stock transactions:
Proceeds from stock issuances	728	714
Dividends paid	(8,972)	(8,318)

Net cash provided by financing activities	113,295	10,934

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,503)	(44,151)

CASH AND CASH EQUIVALENTS, beginning of period	253,471	212,012

CASH AND CASH EQUIVALENTS, end of period	$165,968	$167,861

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$971	$1,055
Federal income tax paid	—	—
Transfer of loans to foreclosed assets	97	158
Investment securities purchased but not settled	20,639	3,387

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of March 31, 2015, we had 62 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Mauriceville, Merkel, Midlothian, Mineral Wells, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Trent, Trophy Club, Vidor, Waxahachie, and Willow Park. Our trust subsidiary has eight locations which are located in Abilene, Fort Worth, Lubbock, Odessa, Orange, San Angelo, Stephenville and Sweetwater, all in Texas.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2014. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U. S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

On April 28, 2015, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Formation to increase the number of authorized common shares to 120,000,000.

On October 28, 2014, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2015, no shares were repurchased under this authorization.

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

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months ended March 31, 2015 and 2014, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2015 and 2014 were 64,122,965 and 64,010,076 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2015 and 2014 were 64,298,896 and 64,212,018 shares, respectively.

Note 4 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $9,170,000 and $17,002,000 at March 31, 2015 and December 31, 2014, respectively, and have original maturities generally ranging from one to four years. Of these amounts, $983,000 and $3,195,000 are time deposits with balances greater than $250,000, the FDIC insured limit, at March 31, 2015 and December 31, 2014, respectively.

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

The Company’s investment portfolio consists of U.S. Treasury securities, obligations of U. S. government sponsored enterprises and agencies, obligations of state and political subdivisions, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third party pricing services to value its investment securities, which the Company reviews as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with pricing matrices. The Company validates quarterly, on a sample basis, prices supplied by the independent pricing services by comparison to prices obtained from other third party sources.

A summary of the Company’s available-for-sale securities follows (in thousands):

	March 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$10,899	$84	$—	$10,983
Obligations of U.S. government sponsored enterprises and agencies	173,777	1,340	—	175,117
Obligations of states and political subdivisions	1,238,354	65,922	(784)	1,303,492
Corporate bonds and other	95,044	3,089	—	98,133
Residential mortgage-backed securities	900,831	20,752	(1,217)	920,366
Commercial mortgage-backed securities	179,773	1,575	(109)	181,239

Total securities available-for-sale	$2,598,678	$92,762	$(2,110)	$2,689,330

	December 31, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$518	$2	$—	$520
Obligations of U.S. government sponsored enterprises and agencies	128,919	864	(28)	129,755
Obligations of states and political subdivisions	1,107,795	60,083	(250)	1,167,628
Corporate bonds and other	95,864	2,894	—	98,758
Residential mortgage-backed securities	871,265	16,804	(2,858)	885,211
Commercial mortgage-backed securities	134,322	555	(893)	133,984

Total securities available-for-sale	$2,338,683	$81,202	$(4,029)	$2,415,856

Disclosures related to the Company’s held-to-maturity securities, which totaled $310,000 and $441,000 at March 31, 2015 and December 31, 2014, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2015 were computed by using scheduled amortization of balances and historical prepayment rates. At March 31, 2015 and December 31, 2014, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2015, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$126,240	$127,500
Due after one year through five years	725,601	760,706
Due after five years through ten years	657,355	689,777
Due after ten years	8,878	9,742
Mortgage-backed securities	1,080,604	1,101,605

Total	$2,598,678	$2,689,330

The following tables disclose, as of March 31, 2015 and December 31, 2014, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$84,444	$748	$2,570	$36	$87,014	$784
Residential mortgage-backed securities	12,917	13	67,164	1,204	80,081	1,217
Commercial mortgage-backed securities	19,842	57	9,564	52	29,406	109

Total	$117,203	$818	$79,298	$1,292	$196,501	$2,110

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of U.S. government sponsored enterprises and agencies	$25,480	$28	$—	$—	$25,480	$28
Obligations of states and political subdivisions	15,128	60	21,249	190	36,377	250
Residential mortgage-backed securities	76,350	148	128,368	2,710	204,718	2,858
Commercial mortgage-backed securities	48,399	273	55,065	620	103,464	893

Total	$165,357	$509	$204,682	$3,520	$370,039	$4,029

The number of investments in an unrealized loss position totaled 76 at March 31, 2015. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2015 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

At March 31, 2015, $1,602,606,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended March 31, 2015 and 2014, sales of investment securities that were classified as available-for-sale totaled $1,129,000 and $904,000, respectively. Gross realized gains from security sales during the first quarter of 2015 and 2014 totaled $5,000 and $1,000, respectively. Gross realized losses from security sales during the first quarter of 2014 totaled $5,000. There were no gross realized losses from security sales during the first quarter of 2015. The specific identification method was used to determine cost in order to compute the realized gains and losses.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2015 and 2014, and December 31, 2014, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of March 31, 2015 and 2014, and December 31, 2014, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at March 31, 2015 and December 31, 2014 was $2,037,000 and $2,151,000, respectively, compared to a contractual balance of $2,817,000, and $3,275,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	March 31,		December 31,
	2015	2014	2014
Commercial	$651,723	$607,281	$639,954
Agricultural	90,610	65,121	105,694
Real estate	1,826,579	1,680,807	1,822,854
Consumer	359,564	335,079	360,686

Total loans held-for-investment	$2,928,476	$2,688,288	$2,929,188

Loans held for sale totaled $10,231,000, $10,429,000 and $8,803,000 at March 31, 2015 and 2014, and December 31, 2014, respectively, which were recorded at cost as fair value exceeded cost.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	March 31,		December 31,
	2015	2014	2014
Non-accrual loans*	$18,935	$24,710	$20,194
Loans still accruing and past due 90 days or more	184	30	261
Troubled debt restructured loans**	177	—	226

Total	$19,296	$24,740	$20,681

*	Includes $2,037,000, $2,605,000 and $2,151,000 of purchased credit impaired loans as of March 31, 2015 and 2014, and December 31, 2014, respectively.
**	Troubled debt restructured loans of $8,431,000, $11,449,000 and $9,073,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at March 31, 2015 and 2014, and December 31, 2014, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

March 31, 2015		March 31, 2014		December 31, 2014
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$18,935	$3,860	$24,710	$5,283	$20,194	$4,213

The average recorded investment in impaired loans for the three months ended March 31, 2015 and 2014, and the year ended December 31, 2014 was approximately $20,263,000, $26,770,000 and $24,497,000, respectively. The Company had $20,377,000, $27,553,000 and $21,716,000 in non-accrual, past due 90 days or more and still accruing and restructured loans and foreclosed assets at March 31, 2015 and 2014, and December 31, 2014, respectively. Non-accrual loans at March 31, 2015 and 2014, and December 31, 2014, consisted of the following by class of financing receivables (in thousands):

	March 31,		December 31,
	2015	2014	2014
Commercial	$3,098	$2,809	$3,193
Agricultural	197	109	165
Real estate	14,983	20,921	16,218
Consumer	657	871	618

Total	$18,935	$24,710	$20,194

No significant additional funds are committed to be advanced in connection with impaired loans as of March 31, 2015.

The Company’s impaired loans and related allowance as of March 31, 2015 and 2014, and December 31, 2014, are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

March 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$3,696	$373	$2,725	$3,098	$1,079	$3,200
Agricultural	213	—	197	197	55	207
Real Estate	20,865	4,519	10,464	14,983	2,617	16,179
Consumer	870	406	251	657	109	677

Total	$25,644	$5,298	$13,637	$18,935	$3,860	$20,263

*	Includes $2,037,000 of purchased credit impaired loans.

March 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$3,250	$258	$2,551	$2,809	$1,200	$2,956
Agricultural	123	15	94	109	36	111
Real Estate	28,028	5,387	15,534	20,921	3,865	22,764
Consumer	1,062	494	377	871	182	939

Total	$32,463	$6,154	$18,556	$24,710	$5,283	$26,770

*	Includes $2,605,000 of purchased credit impaired loans.

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$3,749	$287	$2,906	$3,193	$1,171	$3,698
Agricultural	177	—	165	165	57	179
Real Estate	22,177	4,859	11,359	16,218	2,867	19,837
Consumer	838	420	198	618	118	783

Total	$26,941	$5,566	$14,628	$20,194	$4,213	$24,497

*	Includes $2,151,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being classified as impaired of approximately $162,000 during the year ended December 31, 2014. Such amounts for the three-month periods ended March 31, 2015 and 2014 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same, at March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$631,100	$9,384	$11,239	$—	$651,723
Agricultural	90,030	164	416	—	90,610
Real Estate	1,771,889	20,809	33,782	99	1,826,579
Consumer	357,709	517	1,338	—	359,564

Total	$2,850,728	$30,874	$46,775	$99	$2,928,476

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$626,266	$3,853	$9,835	$—	$639,954
Agricultural	105,101	91	502	—	105,694
Real Estate	1,765,886	15,106	41,722	140	1,822,854
Consumer	358,953	403	1,329	1	360,686

Total	$2,856,206	$19,453	$53,388	$141	$2,929,188

At March 31, 2015 and December 31, 2014, the Company’s past due loans are as follows (in thousands):

March 31, 2015	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,514	$283	$208	$5,005	$646,718	$651,723	$—
Agricultural	485	35	—	520	90,090	90,610	—
Real Estate	13,077	1,116	1,368	15,561	1,811,018	1,826,579	144
Consumer	1,679	390	218	2,287	357,277	359,564	40

Total	$19,755	$1,824	$1,794	$23,373	$2,905,103	$2,928,476	$184

December 31, 2014	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,611	$94	$175	$4,880	$635,074	$639,954	$24
Agricultural	437	42	—	479	105,215	105,694	—
Real Estate	12,002	707	1,868	14,577	1,808,277	1,822,854	207
Consumer	2,322	496	134	2,952	357,734	360,686	30

Total	$19,372	$1,339	$2,177	$22,888	$2,906,300	$2,929,188	$261

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses at March 31, 2015 and December 31, 2014 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at March 31, 2015 or December 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$1,079	$55	$2,617	$109	$3,860
Loans collectively evaluated for impairment	9,296	418	22,622	1,632	33,968

Total	$10,375	$473	$25,239	$1,741	$37,828

December 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$1,171	$57	$2,867	$118	$4,213
Loans collectively evaluated for impairment	6,819	470	23,790	1,532	32,611

Total	$7,990	$527	$26,657	$1,650	$36,824

The table above for 2014 has been changed to conform to the 2015 presentation.

Changes in the allowance for loan losses for the three months ended March 31, 2015 and 2014 are summarized as follows by portfolio segment (in thousands):

Three months ended March 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,990	$527	$26,657	$1,650	$36,824
Provision for loan losses	2,465	(32)	(1,467)	324	1,290
Recoveries	80	2	71	71	224
Charge-offs	(160)	(24)	(22)	(304)	(510)

Ending balance	$10,375	$473	$25,239	$1,741	$37,828

Three months ended March 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,440	$383	$24,940	$2,137	$33,900
Provision for loan losses	335	(99)	1,233	221	1,690
Recoveries	88	3	187	122	400
Charge-offs	(218)	(2)	(731)	(346)	(1,297)

Ending balance	$6,645	$285	$25,629	$2,134	$34,693

The Company’s recorded investment in loans as of March 31, 2015 and December 31, 2014 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $2,037,000 and $2,151,000 at March 31, 2015 and December 31, 2014, respectively, are included in loans individually evaluated for impairment.

March 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$3,098	$197	$14,983	$657	$18,935
Loans collectively evaluated for impairment	648,625	90,413	1,811,596	358,907	2,909,541

Total	$651,723	$90,610	$1,826,579	$359,564	$2,928,476

December 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$3,193	$165	$16,218	$618	$20,194
Loans collectively evaluated for impairment	636,761	105,529	1,806,636	360,068	2,908,994

Total	$639,954	$105,694	$1,822,854	$360,686	$2,929,188

The table above for 2014 has been changed to conform to the 2015 presentation.

The Company’s loans that were modified in the three months ended March 31, 2015 and 2014 and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	3	$128	$128	4	$97	$97
Agricultural	—	—	—	—	—	—
Real Estate	—	—	—	1	76	76
Consumer	1	24	24	3	11	11

Total	4	$152	$152	8	$184	$184

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$128	$—	$—	$97	$—
Agricultural	—	—	—	—	—	—
Real Estate	—	—	—	—	76	—
Consumer	—	—	24	—	8	3

Total	$—	$128	$24	$—	$181	$3

During the three months ended March 31, 2015, one loan was modified as troubled debt restructured loan within the previous 12 months and for which there was a payment default. There were no such defaults in the three months ended March 31, 2014. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Three Months Ended March 31, 2015
	Number	Balance
Commercial	1	$111
Agriculture	—	—
Real Estate	—	—
Consumer	—	—

Total	1	$111

As of March 31, 2015, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At March 31, 2015, $1,724,000,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At March 31, 2015, $15,983,000 in advances and $5,000,000 in letters of credit were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our bank subsidiary.

Note 6 – Short-Term Borrowings

Short-Term borrowings at March 31, 2015 and 2014, and December 31, 2014 consisted of the following (dollars in thousands):

	March 31,		December 31,
	2015	2014	2014
Securities sold under agreements with customers to repurchase	$366,140	$301,628	$357,400
Federal funds purchased	19,775	5,500	8,700
Advances from Federal Home Loan Bank of Dallas	15,983	76,092	1,010

Total	$401,898	$383,220	$367,110

Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which the Company pledges certain securities that have a fair value equal to at least the amount of the short-term borrowings. The agreements mature daily and therefore the risk arising from a decline in the fair value of the collateral pledged is minimal. The securities pledged are mortgage-backed securities. These agreements do not include “right of set-off” provisions and therefore the Company does not offset such agreements for financial reporting purposes.

Note 7 - Income Taxes

Income tax expense was $7,766,000 for the first quarter of 2015 as compared to $7,104,000 for the same period in 2014. The Company’s effective tax rates on pretax income were 24.45% and 24.13% for the first quarters of 2015 and 2014, respectively. The effective tax rates differ from the statutory federal tax rate of 35% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and the settlement of a bank owned life insurance contract.

Note 8 - Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. Through March 31, 2015, no options have been granted in 2015 and no options were granted in 2014. The Company recorded stock option expense totaling $180,000 and $146,000 for the three-month periods ended March 31, 2015 and 2014, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

Note 9 - Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $250,000 in 2014 and has to date made no contributions in 2015.

During the fourth quarter of 2014, as permitted by the Internal Revenue Service, the Company offered settlement of a portion of its pension obligations to those plan participants who no longer were employed by the Company. As a result of the partial settlement of the plan, the Company recognized in the fourth quarter of 2014 $2,909,000, before income tax, in pension expense, a component of noninterest expense. The effect of this transaction was relatively neutral to shareholders’ equity since the recorded pension obligation associated with the plan participants who accepted the settlement closely approximated the amount offered to such plan participants and the amount recognized in pension expense had been previously recognized as unrealized losses in other comprehensive earnings. As a result, the Company paid $10,626,000 out of pension plan assets, or approximately 43% of the total outstanding obligation balance, to plan participants and the number of participants was reduced by 335, or 44%. The Company’s investment risk and administrative expense associated with the Company’s pension plan should be significantly reduced going forward.

Net periodic benefit costs totaling $75,000 and $130,000 were recorded for the three months ended March 31, 2015 and 2014, respectively.

Note 10 - Fair Value Disclosures

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

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2015 or 2014.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,983	$—	$—	$10,983
Obligations of U.S. government sponsored-enterprises and agencies	—	175,117	—	175,117
Obligations of states and political subdivisions	—	1,303,492	—	1,303,492
Corporate bonds	—	93,158	—	93,158
Residential mortgage-backed securities	—	920,366	—	920,366
Commercial mortgage-backed securities	—	181,239	—	181,239
Other securities	4,975	—	—	4,975

Total	$15,958	$2,673,372	$—	$2,689,330

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$520	$—	$—	$520
Obligations of U.S. government sponsored-enterprises and agencies	—	129,755	—	129,755
Obligations of states and political subdivisions	—	1,167,628	—	1,167,628
Corporate bonds	—	94,065	—	94,065
Residential mortgage-backed securities	—	885,211	—	885,211
Commercial mortgage-backed securities	—	133,984	—	133,984
Other securities	4,693	—	—	4,693

Total	$5,213	$2,410,643	$—	$2,415,856

The table above for 2014 has been changed to conform to the 2015 presentation.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2015:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At March 31, 2015, impaired loans with a carrying value of $18,935,000 were reduced by specific valuation reserves totaling $3,860,000 resulting in a net fair value of $15,075,000.

Loans Held-for-Sale – Loans held-for-sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held-for-sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At March 31, 2015, the Company’s mortgage loans held-for-sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months ended March 31, 2015 and 2014 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Carrying value of other real estate owned prior to remeasurement	$10	$—
Write-downs included in gain (loss) on sale of other real estate owned	(10)	—

Fair value	$—	$—

At March 31, 2015 and 2014, and December 31, 2014, other real estate owned totaled $863,000, $2,682,000 and $943,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at March 31, 2015 and December 31, 2014, were as follows (in thousands):

	March 31,		December 31,
	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$142,233	$142,233	$190,387	$190,387	Level 1

Federal funds sold	5,460	5,460	8,760	8,760	Level 1

Interest-bearing deposits in banks	18,275	18,275	54,324	54,324	Level 1

Interest-bearing time deposits in banks	9,170	9,185	17,002	17,032	Level 2

Available-for-sale securities	2,689,330	2,689,330	2,415,856	2,415,856	Levels 1 and 2

Held-to-maturity securities	310	317	441	447	Level 2

Loans	2,900,879	2,907,114	2,901,167	2,906,399	Level 3

Accrued interest receivable	25,238	25,238	28,998	28,998	Level 2

Deposits with stated maturities	623,108	624,926	648,992	650,893	Level 2

Deposits with no stated maturities	4,213,899	4,213,899	4,101,263	4,101,263	Level 1

Short term borrowings	401,898	401,898	367,110	367,110	Level 2

Accrued interest payable	235	235	237	237	Level 2

Note 11 - Recently Issued Authoritative Accounting Guidance

In 2014, the Financial Accounting Standards Board (the “FASB”) amended its authoritative guidance related to residential real estate to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The new guidance was effective for the Company on January 1, 2015 and did not have a significant impact to the Company’s financial statements.

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

In 2014, the FASB amended its authoritative guidance related to repurchase-to-maturity transactions to require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendment requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. The amendment requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, the amendment requires disclosures related to collateral, remaining contractual term and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. The amendment was effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements.

In 2015, the FASB eliminated from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to show the item separately in the income statement, net of tax, after income from continuing operations. The new guidance is effective for the Company beginning January 1, 2016, though early adoption is permitted, and is not expected to have a significant impact on the Company’s financial statements.

Note 12 – Acquisition Definitive Agreement Signed

On April 1, 2015, the Company announced that it has entered into a definitive agreement to acquire FBC Bancshares, Inc. and its wholly owned bank subsidiary, First Bank, N.A., Conroe, Texas for an expected stock purchase price of approximately $59,000,000. At March 31, 2015, First Bank, N.A. had gross loans totaling $264,432,000, total deposits of $352,164,000 and total assets of $383,869,000. Pending regulatory and shareholder approval, the acquisition is expected to be finalized at the end of the second quarter of 2015.

On April 8, 2015, the Company announced that it has entered into an asset purchase agreement with 4Trust Mortgage, Inc. for a cash purchase price of $1,900,000. The acquisition is expected to be finalized by May 2015.

Note 13 – Opt-Out of Accumulated Other Comprehensive Income

Pursuant to the Basel III Notice of Proposed Rulemaking adopted by the federal bank regulatory agencies in July 2013, community banks were given one time election in their March 31, 2015 quarterly financial filings with the appropriate federal regulator to opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of Common Equity Tier 1 capital and, in effect, retain the AOCI treatment under the current capital rules. The Company made the election to continue to exclude AOCI from capital in connection with its March 31, 2015 quarterly financial filing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:

•	general economic conditions, including our local, state and national real estate markets and employment trends;

•	volatility and disruption in national and international financial markets;

•	government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the capital ratios of Basel III as adopted by the federal banking authorities;

•	political instability;

•	the ability of the Federal government to address the national economy and the fiscal cliff;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	changes in commodity prices (ie. oil and gas, cattle and wind energy);

•	our ability to attract deposits;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in compensation and benefit plans; and

•	acts of God or of war or terrorism.

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

Introduction

As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges. Our primary source of funding for our loans and investments are deposits held by our subsidiary, First Financial Bank, National Association, Abilene, Texas. Our largest expenses are interest on these deposits, salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

The following discussion and analysis of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2014 Annual Report on Form 10-K.

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

Results of Operations

Performance Summary. Net earnings for the first quarter of 2015 were $24.00 million compared to $22.34 million for the same quarter in 2014, or a 7.44% increase.

Basic earnings per share for the first quarter of 2015 were $0.37 compared to $0.35 for the same quarter last year. The return on average assets was 1.64% for the first quarter of 2015, as compared to 1.74% for the same quarter of 2014. The return on average equity was 14.00% for the first quarter of 2015 as compared to 15.02% for the same quarter a year ago.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $56.31 million for the first quarter of 2015, as compared to $51.80 million for the same period last year. The increase in 2015 compared to 2014 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $695.07 million for the first quarter of 2015 over the same period in 2014. Average loans, taxable securities and tax exempt securities increased $242.33 million, $211.78 million and $198.83 million, respectively, for the first quarter of 2015 over the first quarter of 2014. Average interest bearing liabilities increased $366.38 million for the first quarter of 2015, as compared to the same period in 2014. The yield on earning assets decreased 23 basis points during the first quarter of 2015, whereas the rate paid on interest-bearing liabilities decreased 2 basis points in the first quarter of 2015 primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
	Change Attributable to		Total Change
	Volume	Rate

Short-term investments	$69	$(76)	$(7)
Taxable investment securities	1,338	(614)	724
Tax-exempt investment securities (1)	2,447	(692)	1,755
Loans (1) (2)	3,014	(1,044)	1,970

Interest income	6,868	(2,426)	4,442

Interest-bearing deposits	135	(149)	(14)
Short-term borrowings	(9)	(45)	(54)

Interest expense	126	(194)	(68)

Net interest income	$6,742	$(2,232)	$4,510

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the first quarter of 2015 was 4.11%, a decrease of 21 basis points from the same period in 2014. We expect interest rates to remain at the current low levels based on comments made by the Federal Reserve, which will continue the downward pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended March 31,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$96,565	$80	0.34%	$54,426	$87	0.68%
Taxable investment securities (2)	1,333,073	7,808	2.34	1,121,296	7,084	2.53
Tax-exempt investment securities (2)(3)	1,191,772	13,973	4.69	992,947	12,218	4.92
Loans (3)(4)	2,931,805	35,420	4.90	2,689,474	33,450	5.04

Total earning assets	5,553,215	57,281	4.18%	4,858,143	52,839	4.41%
Cash and due from banks	153,348			147,583
Bank premises and equipment, net	104,008			95,702
Other assets	45,862			44,969
Goodwill and other intangible assets, net	97,314			97,493
Allowance for loan losses	(37,321)			(34,438)

Total assets	$5,916,426			$5,209,452

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,221,552	$927	0.12%	$2,817,181	$941	0.14%
Short-term borrowings	388,213	42	0.04	426,204	96	0.09

Total interest-bearing liabilities	3,609,765	969	0.11%	3,243,385	1,037	0.13%
Noninterest-bearing deposits	1,559,916			1,329,103
Other liabilities	51,514			33,749

Total liabilities	5,221,195			4,606,237
Shareholders’ equity	695,231			603,215

Total liabilities and shareholders’ equity	$5,916,426			$5,209,452

Net interest income		$56,312			$51,802

Rate Analysis:
Interest income/earning assets			4.18%			4.41%
Interest expense/earning assets			0.07			0.09

Net yield on earning assets			4.11%			4.32%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the first quarter of 2015 was $15.90 million, a decrease of $508 thousand compared to the same period in 2014. Trust fees increased $155 thousand, ATM, interchange and credit card fees increased $526 thousand and real estate mortgage fees increased $403 thousand in the first quarter of 2015 compared to the same period in 2014. The increase in trust fees resulted from an increase in assets under management over the prior year offsetting the effect of the decline in oil and gas prices that reduced related Trust fees by $241 thousand over the prior year. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $3.85 billion at March 31, 2015 as compared to $3.47 billion a year ago. The increases in ATM, interchange and credit card fees are primarily a result of increases in the number of net new accounts and debit cards. The increase in real estate mortgage fees resulted from an increase in total loans originated in 2015 compared to the same period in 2014.

Offsetting these increases was a decrease in net gains on sales of foreclosed assets of $422 thousand. In addition, noninterest income in the first quarter of 2014 included a $605 thousand gain from the settlement of a bank owned life insurance contract.

Table 3 - Noninterest Income (in thousands):

	Three Months Ended March 31,
	2015	Increase (Decrease)	2014

Trust fees	$4,731	$155	$4,576
Service charges on deposit accounts	3,768	(279)	4,047
ATM, interchange and credit card fees	4,969	526	4,443
Real estate mortgage operations	1,427	403	1,024
Net gain (loss) on sale of available-for-sale securities	5	9	(4)
Net gain on sale of foreclosed assets	30	(422)	452

Other:
Check printing fees	58	1	57
Safe deposit rental fees	187	(3)	190
Credit life and debt protection fees	135	109	26
Brokerage commissions	180	(49)	229
Interest on loan recoveries	108	(173)	281
Gain on sale of assets	5	2	3
Miscellaneous income	294	(787)	1,081

Total other	967	(900)	1,867

Total Noninterest Income	$15,897	$(508)	$16,405

Noninterest Expense. Total noninterest expense for the first quarter of 2015 was $33.94 million, an increase of $1.50 million, or 4.61%, as compared to the same period in 2014. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first quarter of 2015 was 47.01%, compared to 47.57% from the same period in 2014.

Salaries and employee benefits for the first quarter of 2015 totaled $18.27 million, an increase of $851 thousand compared to 2014. The increase was largely the result of the addition of employees to staff new branches, compliance-related areas and annual pay increases.

All other categories of noninterest expense for the first quarter of 2015 totaled $15.68 million, an increase of $644 thousand, or 4.28%, as compared to the same period in 2014. The largest contributor to the increase was legal expenses increasing $430 thousand due primarily to acquisition related legal costs.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended March 31,
	2015	Increase (Decrease)	2014

Salaries	$13,866	$1,010	$12,856
Medical	1,236	(254)	1,490
Profit sharing	1,242	25	1,217
Pension	75	(55)	130
401(k) match expense	482	52	430
Payroll taxes	1,184	39	1,145
Stock option expense	180	34	146

Total salaries and employee benefits	18,265	851	17,414

Net occupancy expense	2,197	(37)	2,234
Equipment expense	2,899	277	2,622
FDIC assessment fees	748	89	659
ATM, interchange and credit card expense	1,725	245	1,480
Professional and service fees	1,065	(15)	1,080
Printing, stationery and supplies	596	(179)	775
Amortization of intangible assets	90	15	75

Other:
Data processing fees	94	20	74
Postage	419	6	413
Advertising	759	(89)	848
Correspondent bank service charges	222	(6)	228
Telephone	486	(63)	549
Public relations and business development	594	67	527
Directors’ fees	259	25	234
Audit and accounting fees	425	21	404
Legal fees	588	430	158
Regulatory exam fees	259	32	227
Travel	208	10	198
Courier expense	206	54	152
Operational and other losses	227	(221)	448
Other real estate	26	(27)	53
Other miscellaneous expense	1,586	(10)	1,596

Total other	6,358	249	6,109

Total Noninterest Expense	$33,943	$1,495	$32,448

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of March 31, 2015, total loans held for investment were $2.93 billion, a decrease of $712 thousand, as compared to December 31, 2014, primarily due to seasonal pay-downs of farm lines of credit. As compared to December 31, 2014, commercial loans increased $11.77 million, agricultural loans decreased $15.08 million, real estate loans increased $3.73 million, and consumer loans decreased $1.12 million. Loans averaged $2.93 billion during the first quarter of 2015, an increase of $242.33 million from the prior year first quarter average balances.

Table 5 - Composition of Loans (in thousands):

	March 31,		December 31,
	2015	2014	2014

Commercial	$651,723	$607,281	$639,954
Agricultural	90,610	65,121	105,694
Real estate	1,826,579	1,680,807	1,822,854
Consumer	359,564	335,079	360,686

Total loans held-for-investment	$2,928,476	$2,688,288	$2,929,188

At March 31, 2015, our real estate loans represent approximately 62.37% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 46.52%, (ii) commercial real estate loans of 28.03%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 14.24%, (iv) residential development and construction loans of 7.13%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 4.08%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $10.23 million, $10.43 million and $8.80 million at March 31, 2015 and 2014, and December 31, 2014, respectively, which were recorded at cost as fair value exceeded cost.

Asset Quality. The loan portfolio of our bank subsidiary is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing and restructured loans plus foreclosed assets were $20.38 million at March 31, 2015, as compared to $27.55 million at March 31, 2014 and $21.72 million at December 31, 2014. As a percent of loans and foreclosed assets, these assets were 0.69% at March 31, 2015, as compared to 1.02% at March 31, 2014 and 0.74% at December 31, 2014. As a percent of total assets, these assets were 0.34% at March 31, 2015 as compared to 0.52% at March 31, 2014 and 0.37% at December 31, 2014. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at March 31, 2015.

Table 6 – Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	March 31,		December 31,
	2015	2014	2014

Non-accrual loans*	$18,935	$24,710	$20,194
Loans still accruing and past due 90 days or more	184	30	261
Troubled debt restructured loans**	177	—	226
Foreclosed assets	1,081	2,813	1,035

Total	$20,377	$27,553	$21,716

As a % of loans and foreclosed assets	0.69%	1.02%	0.74%
As a % of total assets	0.34%	0.52%	0.37%

*	Includes $2.04 million, $2.61 million and $2.15 million of purchased credit impaired loans as of March 31, 2015 and 2014, and December 31, 2014, respectively.
**	Troubled debt restructured loans of $8.43 million, $11.45 million and $9.07 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at March 31, 2015 and 2014, and December 31, 2014, respectively.

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on impaired loans as of December 31, 2014 of approximately $97 thousand during the year ended December 31, 2014. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2014, such income would have approximated $1.58 million. Such amounts for the 2015 and 2014 interim periods were insignificant.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $1.29 million for the first quarter of 2015, as compared to $1.69 million for the first quarter of 2014. The continued provision for loan losses in 2015 and 2014 reflects the overall growth in loans and continuing levels of nonperforming and classified assets, including those related to the oil and gas industry. The Company’s direct exposure to the oil and gas industry remained at approximately 3% of total loans, consistent with December 31, 2014 year-end levels. As a percent of average loans, net loan charge-offs were 0.04% for the first quarter of 2015 compared to 0.14% during the first quarter of 2014. The allowance for loan losses as a percent of loans was 1.29% as of March 31, 2015, as compared to 1.25% as of December 31, 2014 and 1.29% as of March 31, 2014. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014

Allowance for loan losses at period end	$37,828	$34,693

Loans held for investment at period end	2,928,476	2,688,288
Average loans for period	2,931,805	2,689,474

Net charge-offs/average loans (annualized)	0.04%	0.14%
Allowance for loan losses/period-end loans	1.29%	1.29%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	196.04%	140.23%

Interest-Bearing Deposits in Banks. At March 31, 2015, our interest-bearing deposits in banks were $27.45 million compared with $33.80 million and $71.33 million as of March 31, 2014 and December 31, 2014, respectively. At March 31, 2015, interest-bearing deposits in banks included $9.17 million invested in FDIC-insured certificates of deposit, $18.06 million maintained at the Federal Reserve Bank of Dallas and $211 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At March 31, 2015, securities with a fair value of $2.69 billion were classified as securities available-for-sale and securities with an amortized cost of $310 thousand were classified as securities held-to-maturity. As compared to December 31, 2014, the available-for-sale portfolio at March 31, 2015 reflected (i) an increase of $45.36 million in obligations of U.S. government sponsored enterprises and agencies, (ii) an increase of $135.86 million in obligations of states and political subdivisions, (iii) a decrease of $625 thousand in corporate bonds and other, (iv) an increase of $82.41 million in mortgage-backed securities and (v) an increase of $10.46 million in U.S. Treasury securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at March 31, 2015 and December 31, 2014.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at March 31, 2015 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$—	—%	$10,983	1.12%	$—	—%	$—	—%	$10,983	1.12%
Obligations of U.S. government sponsored enterprises and agencies	40,668	1.50	134,449	1.25	—	—	—	—	175,117	1.31
Obligations of states and political subdivisions	57,342	4.14	546,631	5.12	689,777	4.98	9,742	6.58	1,303,492	5.02
Corporate bonds and other securities	29,490	1.74	68,643	2.83	—	—	—	—	98,133	2.50
Mortgage-backed securities	2,660	4.84	688,676	2.53	397,414	2.55	12,855	2.83	1,101,605	2.54

Total	$130,160	2.78%	$1,449,382	3.39%	$1,087,191	4.09%	$22,597	4.44%	$2,689,330	3.65%

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

As of March 31, 2015, the investment portfolio had an overall tax equivalent yield of 3.65%, a weighted average life of 4.72 years and modified duration of 4.18 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $4.84 billion as of March 31, 2015, as compared to $4.23 billion as of March 31, 2014 and $4.75 billion as of December 31, 2014. Table 9 provides a breakdown of average deposits and rates paid for the three month periods ended March 31, 2015 and 2014.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended March 31,
	2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,559,916	—%	$1,329,103	—%

Interest-bearing deposits:
Interest-bearing checking	1,609,702	0.10	1,298,577	0.12
Savings and money market accounts	977,417	0.06	835,698	0.06
Time deposits under $100,000	261,188	0.20	289,150	0.21
Time deposits of $100,000 or more	373,245	0.30	393,756	0.28

Total interest-bearing deposits	3,221,552	0.12%	2,817,181	0.14%

Total average deposits	$4,781,468		$4,146,284

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $401.90 million and $383.22 million at March 31, 2015 and 2014, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $388.21 million and $426.20 million in the first quarter of 2015 and 2014, respectively. The weighted average interest rate paid on these short-term borrowings was 0.04% and 0.09% for the first quarter of 2015 and 2014, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $706.25 million, or 11.72% of total assets at March 31, 2015, as compared to $616.57 million, or 11.68% of total assets, at March 31, 2014. Included in shareholders’ equity at March 31, 2015 and March 31, 2014, were $58.92 million and $28.70 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the first quarter of 2015, total shareholders’ equity averaged $695.23 million, or 11.75% of average assets, as compared to $603.21 million, or 11.58% of average assets, during the same period in 2014.

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

As of March 31, 2015 and December 31, 2014, we had a total risk-based capital ratio of 17.26% and 17.16%, a Tier 1 capital to risk-weighted assets ratio of 16.15% and 16.05% and a Tier 1 leverage ratio of 9.88% and 9.89%, respectively. At March 31, 2015, and December 31, 2014, we had a common equity

Tier 1 to risk-weighted assets ratio of 16.15% and 16.05%, respectively. The regulatory capital ratios as of March 31, 2015 were calculated under Interim Final Basel III rules and the regulatory capital ratios as of December 31, 2014 were calculated under Basel I rules. There is no threshold for well-capitalized status for bank holding companies.

As of March 31, 2015 and December 31, 2014, the regulatory capital ratios of the Company and Bank exceeded the required minimums, as seen in the table below:

	Actual		For Capital Adequacy Purposes:				To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of March 31, 2015:
Total Capital (to Risk-Weighted Assets):
Consolidated	$606,672	17%	≥	$281,246	≥	8%		N/A
First Financial Bank, N.A.	$522,787	15%	≥	$280,584	≥	8%	≥	$350,731	≥	10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$567,672	16%	≥	$140,623	≥	4%		N/A
First Financial Bank, N.A.	$483,786	14%	≥	$140,292	≥	4%	≥	$210,438	≥	6%

Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$567,672	16%	≥	$140,623	≥	4%		N/A
First Financial Bank, N.A.	$483,786	14%	≥	$140,292	≥	4%	≥	$210,438	≥	6%

Tier1 Capital (to Average Assets) – Leverage:
Consolidated	$567,672	10%	≥	$172,382	≥	3%		N/A
First Financial Bank, N.A.	$483,786	8%	≥	$171,790	≥	3%	≥	$286,316	≥	5%

As of December 31, 2014:
Total Capital (to Risk-Weighted Assets):
Consolidated	$587,094	17%	≥	$273,764	≥	8%		N/A
First Financial Bank, N.A.	$492,668	14%	≥	$272,318	≥	8%	≥	$340,397	≥	10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$549,124	16%	≥	$136,882	≥	4%		N/A
First Financial Bank, N.A.	$454,698	13%	≥	$136,159	≥	4%	≥	$204,238	≥	6%

Tier1 Capital (to Average Assets) – Leverage:
Consolidated	$549,124	10%	≥	$166,489	≥	3%		N/A
First Financial Bank, N.A.	$454,698	8%	≥	$165,598	≥	3%	≥	$275,996	≥	5%

We have performed a preliminary assessment using the regulatory capital estimation tool made available by the OCC and believe the Company is prepared to meet the new requirements after full adoption of the Basel III Notice of Proposed Rulemaking.

Our subsidiary bank made the election to continue to exclude AOCI from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the current capital rules.

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

As of March 31, 2015, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.79% and 0.71%, respectively, relative to the current financial statement structure over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in net interest income of 2.73% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 50 basis points as of March 31, 2015 remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $401.90 million at March 31, 2015, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2015 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $100.00 million. At March 31, 2015, there were no amounts drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $908.43 million, at March 31, 2015, secured by portions of our loan portfolio and certain investment securities. At March 31, 2015, $15.98 million in advances and $5.00 million in letters of credit issued by the FHLB were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our subsidiary bank.

The Company renewed its loan agreement, effective June 30, 2013, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2015, interest is paid quarterly at Wall Street Journal Prime Rate and the line of credit matures June 30, 2015. If a balance exists at June 30, 2015, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at March 31, 2015. There was no outstanding balance under the line of credit as of March 31, 2015 or December 31, 2014.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $63.32 million at March 31, 2015, investment securities which totaled $12.25 million at March 31, 2015 which matures over 8 to 15 years, available dividends from our subsidiaries which totaled $97.28 million at March 31, 2015, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

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

Table 10 – Commitments as of March 31, 2015 (in thousands):

Total Notional Amounts Committed

Unfunded lines of credit	$440,486
Unfunded commitments to extend credit	121,347
Standby letters of credit	25,776

Total commercial commitments	$587,609

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2015, approximately $97.28 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $3.60 million for the three-month periods ended March 31, 2015. No such dividends were paid in the three-month period ended March 31, 2014.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income as defined in such loan agreement. The cash dividend payout ratios have amounted to 37.42% and 37.24% of net earnings for the first three months of 2015 and the same period in 2014, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 28, 2015, the Board of Directors declared a $0.16 per share cash dividend that will be paid July 1, 2015 to shareholders of record on June 16, 2015. This represented a 14.29 percent increase in quarterly dividends over the first quarter of 2014.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

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

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report:

2.1	—	Agreement and Plan of Merger between First Financial Bankshares, Inc., First Financial Bank, N.A., OSB Financial Services, Inc. and Orange Savings Bank, SSB, dated as of February 20, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed February 26, 2013).

2.2	—	Agreement and Plan of Merger between First Financial Bankshares, Inc., First Financial Bank, N.A., FBC Bancshares, Inc. and First Bank, N.A., Conroe, Texas, dated as of April 1, 2015 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed April 3, 2015).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 28, 2015).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed June 30, 2014).

10.2	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).

10.4	—	Loan agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.5	—	2015 Restricted Stock Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 2, 2015).

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: May 4, 2015	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: May 4, 2015	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer