Form 10-Q
period 2015-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2015-08-04
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2015
Common Stock, $0.01 par value per share	64,176,986

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at June 30, 2015 and 2014 and December 31, 2014, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2015 and 2014, and the consolidated statements of shareholders’ equity and cash flows for the six months ended June 30, 2015 and 2014, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,		December 31,
	2015	2014	2014
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$149,524	$166,237	$190,387
FEDERAL FUNDS SOLD	5,720	3,110	8,760
INTEREST-BEARING DEPOSITS IN BANKS	18,179	68,331	54,324

Total cash and cash equivalents	173,423	237,678	253,471

INTEREST-BEARING TIME DEPOSITS IN BANKS	5,456	24,188	17,002

SECURITIES AVAILABLE-FOR-SALE, at fair value	2,729,113	2,173,828	2,415,856

SECURITIES HELD-TO-MATURITY (fair value of $301, $576 and $447 at June 30, 2015 and 2014, and December 31, 2014, respectively)	295	568	441

LOANS:
Held for investment	2,942,224	2,773,074	2,929,188
Less - allowance for loan losses	(38,999)	(35,892)	(36,824)

Net loans held for investment	2,903,225	2,737,182	2,892,364
Held for sale	25,544	13,570	8,803

Net loans	2,928,769	2,750,752	2,901,167

BANK PREMISES AND EQUIPMENT, net	104,495	96,619	103,000
INTANGIBLE ASSETS	99,039	97,429	97,359
OTHER ASSETS	74,646	65,294	59,906

Total assets	$6,115,236	$5,446,356	$5,848,202

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,574,745	$1,445,947	$1,570,330
INTEREST-BEARING DEPOSITS	3,152,674	2,872,511	3,179,925

Total deposits	4,727,419	4,318,458	4,750,255

DIVIDENDS PAYABLE	10,265	8,968	8,972
SHORT-TERM BORROWINGS	621,155	434,583	367,110
OTHER LIABILITIES	55,204	44,311	40,328

Total liabilities	5,414,043	4,806,320	5,166,665

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 120,000,000 shares; 64,156,302, 64,053,010 and 64,089,921 shares issued at June 30, 2015, 2014 and December 31, 2014, respectively)	642	640	641
Capital surplus	306,763	304,308	305,429
Retained earnings	358,037	299,902	327,978
Treasury stock (shares at cost: 527,001, 534,905 and 529,563 at June 30, 2015, 2014 and December 31, 2014, respectively)	(6,110)	(5,723)	(5,878)
Deferred compensation	6,110	5,723	5,878
Accumulated other comprehensive earnings	35,751	35,186	47,489

Total shareholders’ equity	701,193	640,036	681,537

Total liabilities and shareholders’ equity	$6,115,236	$5,446,356	$5,848,202

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$36,034	$33,846	$71,095	$66,904
Interest on investment securities:
Taxable	7,399	7,091	15,207	14,175
Exempt from federal income tax	9,861	8,228	18,981	16,208
Interest on federal funds sold and interest-bearing deposits in banks	50	89	130	176

Total interest income	53,344	49,254	105,413	97,463

INTEREST EXPENSE:
Interest on deposits	902	955	1,829	1,895
Other	106	82	148	178

Total interest expense	1,008	1,037	1,977	2,073

Net interest income	52,336	48,217	103,436	95,390

PROVISION FOR LOAN LOSSES	1,554	1,124	2,844	2,814

Net interest income after provision for loan losses	50,782	47,093	100,592	92,576

NONINTEREST INCOME:
Trust fees	4,740	4,549	9,472	9,125
Service charges on deposit accounts	4,021	4,174	7,789	8,221
ATM, interchange and credit card fees	5,445	4,754	10,415	9,197
Real estate mortgage operations	1,942	1,337	3,368	2,361
Net gain (loss) on sale of available-for-sale securities (includes $239 and ($1) for the three months ended June 30, 2015 and 2014, respectively, and $244 and ($5) for the six months ended June 30, 2015 and 2014, respectively, related to accumulated other comprehensive earnings reclassifications)	239	(1)	244	(5)
Net gain (loss) on sale of foreclosed assets	(49)	47	(19)	499
Other	1,471	1,012	2,438	2,879

Total noninterest income	17,809	15,872	33,707	32,277

NONINTEREST EXPENSE:
Salaries and employee benefits	19,173	17,274	37,438	34,688
Net occupancy expense	2,394	2,273	4,590	4,507
Equipment expense	2,992	2,665	5,891	5,287
FDIC insurance premiums	749	684	1,498	1,343
ATM, interchange and credit card expenses	1,609	1,696	3,335	3,176
Professional and service fees	1,157	963	2,222	2,044
Printing, stationery and supplies	471	554	1,067	1,329
Amortization of intangible assets	72	74	162	148
Other	6,587	8,819	12,948	14,927

Total noninterest expense	35,204	35,002	69,151	67,449

EARNINGS BEFORE INCOME TAXES	33,387	27,963	65,148	57,404
INCOME TAX EXPENSE (includes $84 and $0 for the three months ended June 30, 2015 and 2014, respectively, and $85 and ($2) for the six months ended June 30, 2015 and 2014, respectively, related to income tax expense from reclassification items)	8,080	6,758	15,845	13,863

NET EARNINGS	$25,307	$21,205	$49,303	$43,541

EARNINGS PER SHARE, BASIC	$0.39	$0.33	$0.77	$0.68

EARNINGS PER SHARE, ASSUMING DILUTION	$0.39	$0.33	$0.77	$0.68

DIVIDENDS PER SHARE	$0.16	$0.14	$0.30	$0.27

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

NET EARNINGS	$25,307	$21,205	$49,303	$43,541

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(31,190)	16,622	(17,707)	38,182

Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income tax	(239)	1	(244)	5

Minimum liability pension adjustment, before income taxes	(108)	—	(108)	—

Total other items of comprehensive earnings (losses)	(31,537)	16,623	(18,059)	38,187

Income tax benefit (expense) related to:
Investment securities	11,000	(5,818)	6,283	(13,365)

Minimum liability pension adjustment	38	—	38	—

Total income tax benefit (expense)	11,038	(5,818)	6,321	(13,365)

COMPREHENSIVE EARNINGS	$4,808	$32,010	$37,565	$68,363

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation	Accumulated Other Comprehensive Earnings	Total Shareholders’ Equity
	Shares	Amount			Shares	Amounts

Balances at December 31, 2013	31,992,497	$320	$302,991	$273,972	(269,467)	$(5,490)	$5,490	$10,364	$587,647

Net earnings (unaudited)	—	—	—	43,541	—	—	—	—	43,541

Stock option exercises (unaudited)	37,753	—	910	—	—	—	—	—	910

Cash dividends declared, $0.27 per share (unaudited)	—	—	—	(17,291)	—	—	—	—	(17,291)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	24,822	24,822

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	50	—	—	—	—	—	50

Shares redeemed in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	2,696	(233)	233	—	—

Stock option expense (unaudited)	—	—	357	—	—	—	—	—	357

Two-for-one stock split in the form of a 100% stock dividend (unaudited)	32,022,760	320	—	(320)	(268,134)	—	—	—	—

Balances at June 30, 2014 (unaudited)	64,053,010	$640	$304,308	$299,902	(534,905)	$(5,723)	$5,723	$35,186	$640,036

Balances at December 31, 2014	64,089,921	$641	$305,429	$327,978	(529,563)	$(5,878)	$5,878	$47,489	$681,537

Net earnings (unaudited)	—	—	—	49,303	—	—	—	—	49,303

Stock option exercises (unaudited)	66,381	1	924	—	—	—	—	—	925

Cash dividends declared, $0.30 per share (unaudited)	—	—	—	(19,244)	—	—	—	—	(19,244)

Minimum liability pension adjustment, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(70)	(70)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(11,668)	(11,668)

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	50	—	—	—	—	—	50

Shares redeemed in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	2,562	(232)	232	—	—

Stock option expense (unaudited)	—	—	360	—	—	—	—	—	360

Balances at June 30, 2015 (unaudited)	64,156,302	$642	$306,763	$358,037	(527,001)	$(6,110)	$6,110	$35,751	$701,193

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$49,303	$43,541
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,074	4,573
Provision for loan losses	2,844	2,814
Securities premium amortization (discount accretion), net	13,164	9,568
Gain on sale of assets, net	(226)	(541)
Deferred federal income tax benefit	(763)	(971)
Change in loans held for sale, net	(16,741)	(8,407)
Change in other assets	(15,129)	4,972
Change in other liabilities	8,022	4,877

Total adjustments	(3,755)	16,885

Net cash provided by operating activities	45,548	60,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for asset acquisition of 4Trust Mortgage, Inc.	(1,931)	—
Net decrease in interest-bearing time deposits in banks	11,546	7,729
Activity in available-for-sale securities:
Sales	7,760	1,445
Maturities	2,111,206	621,807
Purchases	(2,448,852)	(710,574)
Activity in held-to-maturity securities - maturities	146	116
Net increase in loans	(13,802)	(90,627)
Purchases of bank premises and equipment and other assets	(6,240)	(5,400)
Proceeds from sale of other assets	390	2,397

Net cash used in investing activities	(339,777)	(173,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	4,415	83,763
Net increase (decrease) in interest-bearing deposits	(27,251)	99,620
Net increase (decrease) in short-term borrowings	254,045	(29,305)
Common stock transactions:
Proceeds from stock issuances	924	910
Dividends paid	(17,952)	(16,641)

Net cash provided by financing activities	214,181	138,347

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,048)	25,666

CASH AND CASH EQUIVALENTS, beginning of period	253,471	212,012

CASH AND CASH EQUIVALENTS, end of period	$173,423	$237,678

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$1,972	$2,070
Federal income tax paid	13,994	14,445
Transfer of loans to foreclosed assets	97	1,015
Investment securities purchased but not settled	15,483	7,417

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of June 30, 2015, we had 62 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Mauriceville, Merkel, Midlothian, Mineral Wells, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Trent, Trophy Club, Vidor, Waxahachie, and Willow Park and three mortgage origination offices in Dallas, Ft. Worth and Southlake, Texas. Our trust subsidiary has eight locations which are located in Abilene, Fort Worth, Lubbock, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater, all in Texas.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2014. All adjustments were of a normal recurring nature. However, the results of operations for the three months and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U. S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

On April 28, 2015, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Formation to increase the number of authorized common shares to 120,000,000.

On October 28, 2014, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through June 30, 2015, no shares were repurchased under this authorization.

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

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three and six months ended June 30, 2015 and 2014, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2015 and 2014 were 64,148,356 and 64,045,282 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six months ended June 30, 2015 and 2014 were 64,135,731 and 64,027,776 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2015 and 2014 were 64,354,720 and 64,301,306 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2015 and 2014 were 64,328,672 and 64,298,525 shares, respectively.

Note 4 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $5,456,000, $24,188,000 and $17,002,000 at June 30, 2015 and 2014 and December 31, 2014, respectively, and have original maturities generally ranging from one to four years. Of these amounts, $983,000, $5,269,000 and $3,195,000 are time deposits with balances greater than $250,000, the FDIC insured limit, at June 30, 2015 and 2014 and December 31, 2014, respectively.

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

A summary of the Company’s available-for-sale securities follows (in thousands):

	June 30, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$10,864	$72	$—	$10,936
Obligations of U.S. government sponsored enterprises and agencies	164,351	985	—	165,336
Obligations of states and political subdivisions	1,340,163	49,483	(5,400)	1,384,246
Corporate bonds and other	94,485	2,623	—	97,108
Residential mortgage-backed securities	856,546	14,383	(2,838)	868,091
Commercial mortgage-backed securities	203,482	591	(677)	203,396

Total securities available-for-sale	$2,669,891	$68,137	$(8,915)	$2,729,113

	June 30, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Obligations of U.S. government sponsored-enterprises and agencies	$118,907	$1,210	$—	$120,117
Obligations of states and political subdivisions	1,027,503	49,171	(2,016)	1,074,658
Corporate bonds and other	97,119	3,621	—	100,740
Residential mortgage-backed securities	734,301	16,183	(5,011)	745,473
Commercial mortgage-backed securities	135,214	34	(2,408)	132,840

Total securities available-for-sale	$2,113,044	$70,219	$(9,435)	$2,173,828

	December 31, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$518	$2	$—	$520
Obligations of U.S. government sponsored enterprises and agencies	128,919	864	(28)	129,755
Obligations of states and political subdivisions	1,107,795	60,083	(250)	1,167,628
Corporate bonds and other	95,864	2,894	—	98,758
Residential mortgage-backed securities	871,265	16,804	(2,858)	885,211
Commercial mortgage-backed securities	134,322	555	(893)	133,984

Total securities available-for-sale	$2,338,683	$81,202	$(4,029)	$2,415,856

Disclosures related to the Company’s held-to-maturity securities, which totaled $295,000, $568,000 and $441,000 at June 30, 2015 and 2014, and December 31, 2014, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2015 were computed by using scheduled amortization of balances and historical prepayment rates. At June 30, 2015 and 2014 and December 31, 2014, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2015, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$133,995	$135,181
Due after one year through five years	707,981	737,467
Due after five years through ten years	750,600	767,300
Due after ten years	17,287	17,678
Mortgage-backed securities	1,060,028	1,071,487

Total	$2,669,891	$2,729,113

The following tables disclose, as of June 30, 2015 and 2014, and December 31, 2014, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$304,510	$5,335	$2,531	$65	$307,041	$5,400
Residential mortgage-backed securities	176,569	844	65,562	1,994	242,131	2,838
Commercial mortgage-backed securities	134,151	628	9,504	49	143,655	677

Total	$615,230	$6,807	$77,597	$2,108	$692,827	$8,915

	Less than 12 Months		12 Months or Longer		Total
June 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$41,095	$160	$101,800	$1,856	$142,895	$2,016
Residential mortgage-backed securities	133,104	4,417	23,427	594	156,531	5,011
Commercial mortgage-backed securities	97,972	2,075	10,142	333	108,114	2,408

Total	$272,171	$6,652	$135,369	$2,783	$407,540	$9,435

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of U.S. government sponsored enterprises and agencies	$25,480	$28	$—	$—	$25,480	$28
Obligations of states and political subdivisions	15,128	60	21,249	190	36,377	250
Residential mortgage-backed securities	76,350	148	128,368	2,710	204,718	2,858
Commercial mortgage-backed securities	48,399	273	55,065	620	103,464	893
Total	$165,357	$509	$204,682	$3,520	$370,039	$4,029

The number of investments in an unrealized loss position totaled 262 at June 30, 2015. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2015 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

At June 30, 2015, $1,543,543,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended June 30, 2015 and 2014, sales of investment securities that were classified as available-for-sale totaled $6,631,000 and $541,000, respectively. Gross realized gains from security sales in the second quarter of 2015 totaled $243,000. There were no gross realized gains on security sales in the second quarter of 2014. Gross realized losses from security sales during the second quarter of 2015 and 2014 totaled $4,000 and $1,000, respectively. During the six months ended June 30, 2015 and 2014, sales of investment securities that were classified as available-for-sale totaled $7,760,000 and $1,445,000, respectively. Gross realized gains from security sales during the six-month periods ended June 30, 2015 and 2014 totaled $248,000 and $1,000, respectively. Gross realized losses from security sales during the six-month periods ended June 30, 2015 and 2014 totaled $4,000 and $6,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2015 and 2014, and December 31, 2014, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of June 30, 2015 and 2014, and December 31, 2014, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at June 30, 2015 and 2014, and December 31, 2014 was $1,123,000, $2,519,000 and $2,151,000, respectively, compared to a contractual balance of $1,648,000, $3,754,000, and $3,275,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	June 30,		December 31,
	2015	2014	2014
Commercial	$649,909	$617,925	$639,954
Agricultural	92,317	75,133	105,694
Real estate	1,838,488	1,733,604	1,822,854
Consumer	361,510	346,412	360,686

Total loans held-for-investment	$2,942,224	$2,773,074	$2,929,188

Loans held for sale totaled $25,544,000, $13,570,000 and $8,803,000 at June 30, 2015 and 2014, and December 31, 2014, respectively, which were recorded at cost as fair value approximated cost.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	June 30,		December 31,
	2015	2014	2014
Non-accrual loans*	$16,854	$23,565	$20,194
Loans still accruing and past due 90 days or more	64	123	261
Troubled debt restructured loans**	172	—	226

Total	$17,090	$23,688	$20,681

*	Includes $1,123,000, $2,519,000 and $2,151,000 of purchased credit impaired loans as of June 30, 2015 and 2014, and December 31, 2014, respectively.
**	Troubled debt restructured loans of $6,936,000, $10,810,000 and $9,073,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at June 30, 2015 and 2014, and December 31, 2014, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

June 30, 2015		June 30, 2014		December 31, 2014
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$16,854	$3,866	$23,565	$4,883	$20,194	$4,213

The average recorded investment in impaired loans for the three and six months ended June 30, 2015 and the year ended December 31, 2014 was approximately $16,877,000, $18,387,000 and $24,497,000, respectively. The Company had $18,135,000, $26,030,000 and $21,716,000 in non-accrual, past due 90 days or more and still accruing and restructured loans and foreclosed assets at June 30, 2015 and 2014, and December 31, 2014, respectively. Non-accrual loans at June 30, 2015 and 2014, and December 31, 2014, consisted of the following by class of financing receivables (in thousands):

	June 30,		December 31,
	2015	2014	2014
Commercial	$3,606	$3,640	$3,193
Agricultural	118	109	165
Real estate	12,570	19,027	16,218
Consumer	560	789	618

Total	$16,854	$23,565	$20,194

No significant additional funds are committed to be advanced in connection with impaired loans as of June 30, 2015.

The Company’s impaired loans and related allowance as of June 30, 2015 and 2014, and December 31, 2014, are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

June 30, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three-month Average Recorded Investment
Commercial	$4,168	$263	$3,343	$3,606	$1,168	$3,717	$3,298
Agricultural	163	—	118	118	87	148	136
Real Estate	18,711	2,921	9,649	12,570	2,506	13,817	12,876
Consumer	784	367	193	560	105	705	567

Total	$23,826	$3,551	$13,303	$16,854	$3,866	$18,387	$16,877

*	Includes $1,123,000 of purchased credit impaired loans.

June 30, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three-month Average Recorded Investment
Commercial	$4,095	$271	$3,369	$3,640	$1,161	$4,083	$3,224
Agricultural	121	—	109	109	41	118	101
Real Estate	24,619	5,626	13,401	19,027	3,497	21,442	20,920
Consumer	960	442	347	789	184	879	759

Total	$29,795	$6,339	$17,226	$23,565	$4,883	$26,522	$25,004

*	Includes $2,519,000 of purchased credit impaired loans.

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$3,749	$287	$2,906	$3,193	$1,171	$3,698
Agricultural	177	—	165	165	57	179
Real Estate	22,177	4,859	11,359	16,218	2,867	19,837
Consumer	838	420	198	618	118	783

Total	$26,941	$5,566	$14,628	$20,194	$4,213	$24,497

*	Includes $2,151,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being classified as impaired of approximately $162,000 during the year ended December 31, 2014. Such amounts for the three-month and six-month periods ended June 30, 2015 and 2014 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same, at June 30, 2015 and 2014, and December 31, 2014 (in thousands):

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$611,071	$25,438	$13,400	$—	$649,909
Agricultural	91,657	159	501	—	92,317
Real Estate	1,783,633	21,504	33,308	43	1,838,488
Consumer	360,094	308	1,108	—	361,510

Total	$2,846,455	$47,409	$48,317	$43	$2,942,224

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$605,163	$3,678	$9,084	$—	$617,925
Agricultural	74,734	102	296	1	75,133
Real Estate	1,668,844	16,628	48,001	131	1,733,604
Consumer	344,403	522	1,483	4	346,412

Total	$2,693,144	$20,930	$58,864	$136	$2,773,074

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$626,266	$3,853	$9,835	$—	$639,954
Agricultural	105,101	91	502	—	105,694
Real Estate	1,765,886	15,106	41,722	140	1,822,854
Consumer	358,953	403	1,329	1	360,686

Total	$2,856,206	$19,453	$53,388	$141	$2,929,188

At June 30, 2015 and 2014, and December 31, 2014, the Company’s past due loans are as follows (in thousands):

June 30, 2015	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$7,854	$38	$12	$7,904	$642,005	$649,909	$—
Agricultural	270	—	—	270	92,047	92,317	—
Real Estate	13,458	1,255	1,933	16,646	1,821,842	1,838,488	47
Consumer	1,507	342	98	1,947	359,563	361,510	17

Total	$23,089	$1,635	$2,043	$26,767	$2,915,457	$2,942,224	$64

June 30, 2014	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$7,290	$51	$248	$7,589	$610,336	$617,925	$23
Agricultural	134	14	—	148	74,985	75,133	—
Real Estate	16,781	823	1,973	19,577	1,714,027	1,733,604	83
Consumer	1,470	443	153	2,066	344,346	346,412	17

Total	$25,675	$1,331	$2,374	$29,380	$2,743,694	$2,773,074	$123

December 31, 2014	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,611	$94	$175	$4,880	$635,074	$639,954	$24
Agricultural	437	42	—	479	105,215	105,694	—
Real Estate	12,002	707	1,868	14,577	1,808,277	1,822,854	207
Consumer	2,322	496	134	2,952	357,734	360,686	30

Total	$19,372	$1,339	$2,177	$22,888	$2,906,300	$2,929,188	$261

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses at June 30, 2015 and 2014, and December 31, 2014 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at June 30, 2015 and 2014, or December 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$1,168	$87	$2,506	$105	$3,866
Loans collectively evaluated for impairment	10,288	305	21,836	2,704	35,133

Total	$11,456	$392	$24,342	$2,809	$38,999

June 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$1,161	$41	$3,497	$184	$4,883
Loans collectively evaluated for impairment	5,700	323	23,064	1,922	31,009

Total	$6,861	$364	$26,561	$2,106	$35,892

December 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$1,171	$57	$2,867	$118	$4,213
Loans collectively evaluated for impairment	6,819	470	23,790	1,532	32,611

Total	$7,990	$527	$26,657	$1,650	$36,824

The tables above for 2014 have been changed to conform to the 2015 presentation.

Changes in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 are summarized as follows by portfolio segment (in thousands):

Three months ended June 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$10,375	$473	$25,239	$1,741	$37,828
Provision for loan losses	1,324	(27)	(1,048)	1,305	1,554
Recoveries	117	—	302	141	560
Charge-offs	(360)	(54)	(151)	(378)	(943)

Ending balance	$11,456	$392	$24,342	$2,809	$38,999

Three months ended June 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,645	$285	$25,629	$2,134	$34,693
Provision for loan losses	219	78	835	(8)	1,124
Recoveries	65	1	132	178	376
Charge-offs	(68)	—	(35)	(198)	(301)

Ending balance	$6,861	$364	$26,561	$2,106	$35,892

Six months ended June 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,990	$527	$26,657	$1,650	$36,824
Provision for loan losses	3,789	(59)	(2,515)	1,629	2,844
Recoveries	197	2	373	212	784
Charge-offs	(520)	(78)	(173)	(682)	(1,453)

Ending balance	$11,456	$392	$24,342	$2,809	$38,999

Six months ended June 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,440	$383	$24,940	$2,137	$33,900
Provision for loan losses	554	(21)	2,068	213	2,814
Recoveries	154	3	319	300	776
Charge-offs	(287)	(1)	(766)	(544)	(1,598)

Ending balance	$6,861	$364	$26,561	$2,106	$35,892

The Company’s recorded investment in loans as of June 30, 2015 and 2014, and December 31, 2014 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $1,123,000, $2,519,000 and $2,151,000 at June 30, 2015 and 2014, and December 31, 2014, respectively, are included in loans individually evaluated for impairment.

June 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$3,606	$118	$12,570	$560	$16,854
Loans collectively evaluated for impairment	646,303	92,199	1,825,918	360,950	2,925,370

Total	$649,909	$92,317	$1,838,488	$361,510	$2,942,224

June 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$3,640	$109	$19,027	$789	$23,565
Loans collectively evaluated for impairment	614,285	75,024	1,714,577	345,623	2,749,509

Total	$617,925	$75,133	$1,733,604	$346,412	$2,773,074

December 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$3,193	$165	$16,218	$618	$20,194
Loans collectively evaluated for impairment	636,761	105,529	1,806,636	360,068	2,908,994

Total	$639,954	$105,694	$1,822,854	$360,686	$2,929,188

The tables above for 2014 have been changed to conform to the 2015 presentation.

The Company’s loans that were modified in the three and six months ended June 30, 2015 and 2014 and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	2	$74	$74	2	$74	$74
Agricultural	—	—	—	3	128	128
Real Estate	2	336	336	2	336	336
Consumer	2	4	4	3	28	28

Total	6	$414	$414	10	$566	$566

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number	Pre- Modification Recorded Investment	Combined Rate and Maturity	Number	Pre- Modification Recorded Investment	Combined Rate and Maturity
Commercial	1	$302	$302	5	$399	$399
Agricultural	1	39	39	1	39	39
Real Estate	3	514	514	4	590	590
Consumer	—	—	—	3	11	11

Total	5	$855	$855	13	$1,039	$1,039

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$74	$—	$—	$74	$—
Agricultural	—	—	—	—	128	—
Real Estate	257	—	79	257	—	79
Consumer	—	4	—	—	4	24

Total	$257	$78	$79	$257	$206	$103

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$302	$—	$97	$302
Agricultural	—	—	39	—	—	39
Real Estate	—	42	472	—	118	472
Consumer	—	—	—	—	8	3

Total	$—	$42	$813	$—	$223	$816

During the three months ended June 30, 2014, one loan was modified as troubled debt restructured loan within the previous 12 months and for which there was a payment default. There were no such defaults in the three months ended June 30, 2015. During the six months ended June 30, 2015 and 2014, one loan was modified in each six-month period as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Six Months Ended June 30, 2015
	Number	Balance
Commercial	1	$111
Agriculture	—	—
Real Estate	—	—
Consumer	—	—

Total	1	$111

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number	Balance	Number	Balance
Commercial	—	$—	—	$—
Agriculture	—	—	—	—
Real Estate	—	—	—	—
Consumer	1	32	1	32

Total	1	$32	1	$32

As of June 30, 2015, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At June 30, 2015, $1,720,486,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At June 30, 2015, $265,036,000 in advances and $5,000,000 in letters of credit were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our bank subsidiary.

Note 6 – Short-Term Borrowings

Short-Term borrowings at June 30, 2015 and 2014, and December 31, 2014 consisted of the following (dollars in thousands):

	June 30,		December 31,
	2015	2014	2014
Securities sold under agreements with customers to repurchase	$346,369	$312,893	$357,400
Federal funds purchased	9,750	10,625	8,700
Advances from Federal Home Loan Bank of Dallas	265,036	111,065	1,010

Total	$621,155	$434,583	$367,110

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

Note 7 - Income Taxes

Income tax expense was $8,080,000 for the second quarter of 2015 as compared to $6,758,000 for the same period in 2014. The Company’s effective tax rates on pretax income were 24.20% and 24.17% for the second quarters of 2015 and 2014, respectively. Income tax expense was $15,845,000 for the six months ended June 2015 as compared to $13,863,000 for the same period in 2014. The Company’s effective tax rates on pretax income were 24.32% and 24.15% for the six months ended June 2015 and 2014, respectively. The effective tax rates differ from the statutory federal tax rate of 35% primarily due to tax exempt interest income earned on certain investment securities and loans and the deductibility of dividends paid to our employee stock ownership plan.

Note 8 - Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. Through June 30, 2015, no options have been granted in 2015 and no options were granted in 2014. The Company recorded stock option expense totaling $182,000 and $212,000 for the three months ended June 30, 2015 and 2014, respectively. The Company recorded stock option expense totaling $360,000 and $357,000 for the six months ended June 30, 2015 and 2014, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

On April 28, 2015, shareholders of the Company approved a restricted stock plan for selected employees, officers, non-employee directors and consultants. On July 21, 2015, 7,070 shares were granted to the ten non-employee directors. Total value of these shares totaled $250,000 and will be expensed over the period from grant date to April 26, 2016, the next scheduled annual shareholders’ meeting whereby the directors term will expire.

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

During the fourth quarter of 2014, as permitted by the Internal Revenue Service, the Company offered settlement of a portion of its pension obligations to those plan participants who no longer were employed by the Company. As a result of the partial settlement of the plan, the Company recognized in the fourth quarter of 2014 $2,909,000, in pension expense, before income tax. The effect of this transaction was relatively neutral to shareholders’ equity since the recorded pension obligation associated with the plan participants who accepted the settlement closely approximated the amount offered to such plan participants and the amount recognized in pension expense had been previously recognized as unrealized losses in other comprehensive earnings. As a result, the Company paid $10,626,000 out of pension plan assets, or approximately 43% of the total outstanding obligation balance, to plan participants and the number of participants was reduced by 335, or 44%. The Company’s investment risk and administrative expense associated with the Company’s pension plan should be significantly reduced going forward.

Net periodic benefit costs totaling $74,000 and $84,000 were recorded for the three months ended June 30, 2015 and 2014, respectively. Net periodic benefit costs totaling $149,000 and $214,000 were recorded for the six months ended June 30, 2015 and 2014, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and six months ended June 30, 2015 or 2014.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and 2014, and December 31, 2014, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,936	$—	$—	$10,936
Obligations of U. S. government sponsored-enterprises and agencies	—	165,336	—	165,336
Obligations of states and political subdivisions	—	1,384,246	—	1,384,246
Corporate bonds	—	92,188	—	92,188
Residential mortgage-backed securities	—	868,091	—	868,091
Commercial mortgage-backed securities	—	203,396	—	203,396
Other securities	4,920	—	—	4,920

Total	$15,856	$2,713,257	$—	$2,729,113

June 30, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored-enterprises and agencies	$—	$120,117	$—	$120,117
Obligations of states and political subdivisions	—	1,074,658	—	1,074,658
Corporate bonds	—	95,940	—	95,940
Residential mortgage-backed securities	—	745,473	—	745,473
Commercial mortgage-backed securities	—	132,840	—	132,840
Other securities	4,800	—	—	4,800

Total	$4,800	$2,169,028	$—	$2,173,828

December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$520	$—	$—	$520
Obligations of U. S. government sponsored-enterprises and agencies	—	129,755	—	129,755
Obligations of states and political subdivisions	—	1,167,628	—	1,167,628
Corporate bonds	—	94,065	—	94,065
Residential mortgage-backed securities	—	885,211	—	885,211
Commercial mortgage-backed securities	—	133,984	—	133,984
Other securities	4,693	—	—	4,693

Total	$5,213	$2,410,643	$—	$2,415,856

The tables above for 2014 has been changed to conform to the 2015 presentation.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2015:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At June 30, 2015, impaired loans with a carrying value of $16,854,000 were reduced by specific valuation reserves totaling $3,866,000 resulting in a net fair value of $12,988,000.

Loans Held-for-Sale – Loans held-for-sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held-for-sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At June 30, 2015, the Company’s mortgage loans held-for-sale were recorded at cost as fair value approximated cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three and six months ended June 30, 2015 and 2014 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended June 30,
	2015	2014
Carrying value of other real estate owned prior to re-measurement	$341	$708
Write-downs included in gain (loss) on sale of other real estate owned	(85)	(89)

Fair value	$256	$619

	Six Months Ended June 30,
	2015	2014
Carrying value of other real estate owned prior to re-measurement	$351	$708
Write-downs included in gain (loss) on sale of other real estate owned	(95)	(89)

Fair value	$256	$619

At June 30, 2015 and 2014, and December 31, 2014, other real estate owned totaled $635,000, $2,208,000 and $943,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at June 30, 2015 and 2014, and December 31, 2014, were as follows (in thousands):

	June 30,		June 30,		December 31,
	2015		2014		2014
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$149,524	$149,524	$166,237	$166,237	$190,387	$190,387	Level 1

Federal funds sold	5,720	5,720	3,110	3,110	8,760	8,760	Level 1

Interest-bearing deposits in banks	18,179	18,179	68,331	68,331	54,324	54,324	Level 1

Interest-bearing time deposits in banks	5,456	5,466	24,188	24,266	17,002	17,032	Level 2

Available-for-sale securities	2,729,113	2,729,113	2,173,828	2,173,828	2,415,856	2,415,856	Levels 1 and 2

Held-to-maturity securities	295	301	568	576	441	447	Level 2

Loans	2,928,769	2,935,344	2,750,752	2,764,118	2,901,167	2,906,399	Level 3

Accrued interest receivable	32,003	32,003	27,583	27,583	28,998	28,998	Level 2

Deposits with stated maturities	598,404	600,093	692,937	695,006	648,992	650,893	Level 2

Deposits with no stated maturities	4,129,015	4,129,015	3,625,521	3,625,521	4,101,263	4,101,263	Level 1

Short-term borrowings	621,155	621,155	434,583	434,583	367,110	367,110	Level 2

Accrued interest payable	242	242	291	291	237	237	Level 2

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

Note 12 – Acquisition and Asset Purchase

On April 1, 2015, the Company announced that it has entered into a definitive agreement to acquire FBC Bancshares, Inc. and its wholly owned bank subsidiary, First Bank, N.A., Conroe, Texas for a purchase price of $61,000,000 to be paid in stock of the Company and calculated in accordance with the terms of the definitive agreement. At June 30, 2015, First Bank, N.A. had gross loans totaling $257,046,000, total deposits of $339,423,000 and total assets of $372,188,000. The acquisition was consummated on July 31, 2015.

On April 8, 2015, the Company announced that it had entered into an asset purchase agreement with 4Trust Mortgage, Inc. for a cash purchase price of $1,900,000. The acquisition was finalized on May 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:

•	general economic conditions, including our local, state and national real estate markets and employment trends;

•	volatility and disruption in national and international financial markets;

•	government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the capital ratios of Basel III as adopted by the federal banking authorities;

•	political instability;

•	the ability of the Federal government to address the national economy and the fiscal cliff;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	changes in commodity prices (i.e. oil and gas, cattle and wind energy);

•	our ability to attract deposits;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in compensation and benefit plans; and

•	acts of God or of war or terrorism.

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

Introduction

As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges. Our primary source of funding for our loans and investments are deposits held by our subsidiary, First Financial Bank, National Association, Abilene, Texas. Our largest expense is salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

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

Results of Operations

Performance Summary. Net earnings for the second quarter of 2015 were $25.31 million compared to $21.21 million for the same quarter in 2014, or a 19.34% increase.

Basic earnings per share for the second quarter of 2015 were $0.39 compared to $0.33 for the same quarter last year, or an 18.18% increase. The return on average assets was 1.67% for the second quarter of 2015, as compared to 1.59% for the same quarter of 2014. The return on average equity was 14.38% for the second quarter of 2015 as compared to 13.46% for the same quarter a year ago.

Net earnings for the six-month period ended June 30, 2015 were $49.30 million compared to $43.54 million for the same period in 2014, or a 13.23% increase.

Basic earnings per share for the first six months of 2015 were $0.77 compared to $0.68 for the same period in 2014, or a 13.24% increase. The return on average assets was 1.66% for the first six months of 2015, unchanged from the same period in 2014. The return on average equity was 14.19% for the first six months of 2015, as compared to 14.22% a year ago.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $57.97 million for the second quarter of 2015, as compared to $52.97 million for the same period last year. The increase in 2015 compared to 2014 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $714.73 million for the second quarter of 2015 over the same period in 2014. Average loans, taxable securities and tax exempt securities increased $206.48 million, $266.31 million and $257.20 million, respectively, for the second quarter of 2015 over the first quarter of 2014. Average interest bearing liabilities increased $461.71 million for the second quarter of 2015, as compared to the same period in 2014. The yield on earning assets decreased 19 basis points during the second quarter of 2015, whereas the rate paid on interest-bearing liabilities decreased 2 basis points in the second quarter of 2015 primarily due to the effects of lower interest rates.

Tax-equivalent net interest income was $114.28 million for the first six months of 2015, as compared to $104.77 million for the same period last year. The increase in 2015 compared to 2014 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $704.96 million for the first six months of 2015 over the same period in 2014. Average loans, taxable securities and tax exempt securities increased $224.31 million, $239.20 million and $228.17 million, respectively, for the first six months of 2015 over the same period in 2014. Average interest bearing liabilities increased $414.31 million for the first six month period of 2015, as compared to the same period in 2014. The yield of earning assets decreased 21 basis points during the first six months of 2015, whereas the rate paid on interest-bearing liabilities decreased 2 basis points in the first six months of 2015 primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014			Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate

Short-term investments	$(24)	$(15)	$(39)	$43	$(90)	$(47)
Taxable investment securities	1,629	(1,322)	307	2,973	(1,940)	1,033
Tax-exempt investment securities (1)	3,123	(614)	2,509	5,577	(1,313)	4,264
Loans (1) (2)	2,571	(376)	2,195	5,583	(1,419)	4,164

Interest income	7,299	(2,327)	4,972	14,176	(4,762)	9,414

Interest-bearing deposits	103	(156)	(53)	238	(304)	(66)
Short-term borrowings	31	(7)	24	24	(54)	(30)

Interest expense	134	(163)	(29)	262	(358)	(96)

Net interest income	$7,165	$(2,164)	$5,001	$13,914	$(4,404)	$9,510

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the second quarter of 2015 was 4.07%, a decrease of 17 basis points from the same period in 2014. The net interest margin for the six months ended June 2015 was 4.09%, a decrease of 19 basis points from the same period in 2014. Although interest rates may increase later in 2015 or in 2016 and future years, we expect interest rates to remain at low levels based on comments made by the Federal Reserve, which will continue the downward pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended June 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$45,024	$50	0.47%	$60,284	$89	0.64%
Taxable investment securities (2)	1,425,744	7,398	2.08	1,159,430	7,091	2.45
Tax-exempt investment securities (2)(3)	1,294,809	15,108	4.67	1,037,608	12,599	4.86
Loans (3)(4)	2,954,502	36,423	4.94	2,748,023	34,228	5.00

Total earning assets	5,720,079	$58,979	4.14%	5,005,345	$54,007	4.33%
Cash and due from banks	139,833			135,431
Bank premises and equipment, net	104,405			96,292
Other assets	47,602			41,749
Goodwill and other intangible assets, net	97,800			97,457
Allowance for loan losses	(38,417)			(35,278)

Total assets	$6,071,302			$5,340,996

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,177,999	$902	0.11%	$2,867,740	$955	0.13%
Short-term borrowings	558,367	106	0.08	406,913	82	0.08

Total interest-bearing liabilities	3,736,366	$1,008	0.11%	3,274,653	$1,037	0.13%
Noninterest-bearing deposits	1,575,193			1,392,387
Other liabilities	53,654			42,287

Total liabilities	5,365,213			4,709,327
Shareholders’ equity	706,089			631,669

Total liabilities and shareholders’ equity	$6,071,302			$5,340,996

Net interest income		$57,971			$52,970

Rate Analysis:
Interest income/earning assets			4.14%			4.33%
Interest expense/earning assets			0.07			0.09

Net yield on earning assets			4.07%			4.24%

	Six Months Ended June 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$70,652	$129	0.38%	$57,372	$176	0.66%
Taxable investment securities (2)	1,379,664	15,208	2.20	1,140,469	14,175	2.49
Tax-exempt investment securities (2)(3)	1,243,575	29,081	4.68	1,015,401	24,817	4.89
Loans (3)(4)	2,943,216	71,842	4.92	2,718,910	67,678	5.02

Total earning assets	5,637,107	$116,260	4.16%	4,932,152	$106,846	4.37%
Cash and due from banks	146,554			141,473
Bank premises and equipment, net	104,208			95,998
Other assets	46,737			43,351
Goodwill and other intangible assets, net	97,558			97,474
Allowance for loan losses	(37,872)			(34,861)

Total assets	$5,994,292			$5,275,587

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,199,655	$1,829	0.12%	$2,842,600	$1,895	0.13%
Short-term borrowings	473,760	148	0.06	416,505	178	0.09

Total interest-bearing liabilities	3,673,415	$1,977	0.11%	3,259,105	$2,073	0.13%
Noninterest-bearing deposits	1,567,597			1,360,920
Other liabilities	52,590			38,041

Total liabilities	5,293,602			4,658,066
Shareholders’ equity	700,690			617,521

Total liabilities and shareholders’ equity	$5,994,292			$5,275,587

Net interest income		$114,283			$104,773

Rate Analysis:
Interest income/earning assets			4.16%			4.37%
Interest expense/earning assets			0.07			0.09

Net yield on earning assets			4.09%			4.28%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the second quarter of 2015 was $17.81 million, an increase of $1.94 million compared to the same quarter in 2014. ATM, interchange and credit card fees increased $691 thousand, real estate mortgage fees increased $605 thousand and trust fees increased $191 thousand in the second quarter of 2015 compared to the same period in 2014. The increases in ATM, interchange and credit card fees are primarily a result of increases in the number of net new accounts and debit cards. The increase in real estate mortgage fees primarily resulted from a stronger mortgage market and the Company’s asset purchase of 4Trust Mortgage, Inc. on May 31, 2015. The increase in trust fees resulted from an increase in assets under management over the prior year offsetting the effect of the decline in oil and gas prices that reduced related trust fees by $264 thousand compared to the same quarter in 2014. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $3.97 billion at June 30, 2015 as compared to $3.63 billion a year ago.

Offsetting these increases was a decrease in service charges on deposit accounts of $153 thousand.

Noninterest income for the six-month period ended June 30, 2015 was $33.71 million, an increase of $1.43 million over the same period in 2014. ATM, interchange and credit card fees increased $1.22 million, real estate mortgage fees increased $1.01 million and trust fees increased $347 thousand in the first six months of 2015 compared to the same period in 2014. The increases in ATM, interchange and credit card fees are primarily a result of increases in the number of net new accounts and debit cards. The increase in real estate mortgage fees primarily resulted from a stronger mortgage market and the Company’s asset purchase of 4Trust Mortgage, Inc. on May 31, 2015. The increase in trust fees resulted from an increase in assets under management over the prior year offsetting the effect of the decline in oil and gas prices that reduced related trust fees by $507 thousand compared to the prior year comparable six month period.

Offsetting these increases was a decrease in net gains on sales of foreclosed assets of $518 thousand and a decrease in service charges on deposit accounts of $432 thousand. Also included in the noninterest income in the first six months of 2014 was a $605 thousand gain on the settlement of a bank owned life insurance contract.

Table 3 - Noninterest Income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014

Trust fees	$4,740	$191	$4,549	$9,472	$347	$9,125
Service charges on deposit accounts	4,021	(153)	4,174	7,789	(432)	8,221
ATM, interchange and credit card fees	5,445	691	4,754	10,415	1,218	9,197
Real estate mortgage operations	1,942	605	1,337	3,368	1,007	2,361
Net gain (loss) on sale of available-for-sale securities	239	240	(1)	244	249	(5)
Net gain (loss) on sale of foreclosed assets	(49)	(96)	47	(19)	(518)	499

Other:
Check printing fees	52	5	47	110	6	104
Safe deposit rental fees	117	(1)	118	304	(4)	308
Credit life and debt protection fees	223	184	39	358	292	66
Brokerage commissions	186	(43)	229	366	(92)	458
Interest on loan recoveries	403	296	107	510	122	388
Gain on sale of assets	(4)	(48)	44	1	(46)	47
Miscellaneous income	494	66	428	789	(719)	1,508

Total other	1,471	459	1,012	2,438	(441)	2,879

Total Noninterest Income	$17,809	$1,937	$15,872	$33,707	$1,430	$32,277

Noninterest Expense. Total noninterest expense for the second quarter of 2015 was $35.20 million, an increase of $202 thousand as compared to the same period in 2014. Included in noninterest expense in the second quarter of 2014 was $2.39 million related to a litigation settlement and damages sustained in a hail storm in Abilene. Excluding this amount, noninterest expense for the second quarter of 2015 increased approximately $2.59 million over the same quarter in 2014. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the second quarter of 2015 was 46.46%, compared to 50.84% from the same period in 2014.

Salaries and employee benefits for the second quarter of 2015 totaled $19.17 million, an increase of $1.90 million compared to 2014. The increase was largely the result of the addition of employees to staff new branches and compliance-related areas, the addition of 4Trust Mortgage, Inc. employees and annual pay increases.

All other categories of noninterest expense for the second quarter of 2015 totaled $16.03 million, an increase of approximately $700 thousand, excluding the $2.39 million in 2014 previously discussed, as compared to the same quarter in 2014. The largest contributors to the increase were equipment and legal expenses. Equipment expense increased $327 thousand in the second quarter of 2015 over the same quarter in 2014 primarily as a result of the addition of several new branches. Legal costs increased $304 thousand due to additional costs related to the Company’s asset purchase of 4Trust Mortgage, Inc. and the acquisition of First Bank, N.A., Conroe, Texas.

Total noninterest expense for the first six months of 2015 was $69.15 million compared to $67.45 million in the same period of 2014. Our efficiency ratio for the first six months of 2015 was 46.73%, compared to 49.22% from the same period in 2014.

Salaries and employee benefits for the first six months of 2015 totaled $37.44 million, an increase of $2.75 million compared to the same period in 2014. The increase was largely the result of the addition of employees to staff new branches and compliance-related areas, the addition of 4Trust Mortgage, Inc. employees and annual pay increases.

All other categories of noninterest expense for the first six months of 2015 totaled $31.71 million, an increase of approximately $1.34 million, excluding the $2.39 million in 2014 previously discussed, as compared to the same period in 2014. The largest contributor to the increase was legal expense, associated with the Company’s acquisition activities.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014

Salaries	$14,884	$1,697	$13,187	$28,751	$2,708	$26,043
Medical	1,191	(220)	1,411	2,427	(474)	2,901
Profit sharing	1,308	313	995	2,549	337	2,212
Pension	74	(10)	84	149	(65)	214
401(k) match expense	488	59	429	971	112	859
Payroll taxes	1,046	90	956	2,231	130	2,101
Stock option expense	182	(30)	212	360	2	358

Total salaries and employee benefits	19,173	1,899	17,274	37,438	2,750	34,688

Net occupancy expense	2,394	121	2,273	4,590	83	4,507
Equipment expense	2,992	327	2,665	5,891	604	5,287
FDIC assessment fees	749	65	684	1,498	155	1,343
ATM, interchange and credit card expense	1,609	(87)	1,696	3,335	159	3,176
Professional and service fees	1,157	194	963	2,222	178	2,044
Printing, stationery and supplies	471	(83)	554	1,067	(262)	1,329
Amortization of intangible assets	72	(2)	74	162	14	148

Other:
Data processing fees	102	33	69	196	53	143
Postage	409	(9)	418	829	(3)	832
Advertising	831	(124)	955	1,590	(214)	1,804
Correspondent bank service charges	225	10	215	447	4	443
Telephone	488	(64)	552	974	(127)	1,101
Public relations and business development	653	143	510	1,247	210	1,037
Directors’ fees	223	(11)	234	482	14	468
Audit and accounting fees	397	(2)	399	821	18	803
Legal fees	519	307	212	1,107	737	370
Regulatory exam fees	252	20	232	511	53	458
Travel	316	77	239	524	87	437
Courier expense	219	6	213	424	59	365
Operational and other losses	283	(2,346)	2,629	510	(2,568)	3,078
Other real estate	46	(170)	216	72	(197)	269
Other miscellaneous expense	1,624	(102)	1,726	3,214	(105)	3,319

Total other	6,587	(2,232)	8,819	12,948	(1,979)	14,927

Total Noninterest Expense	$35,204	$202	$35,002	$69,151	$1,702	$67,449

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of June 30, 2015, total loans held for investment were $2.94 billion, an increase of $13.04 million, as compared to December 31, 2014. As compared to December 31, 2014, commercial loans increased $9.96 million, agricultural loans decreased $13.38 million, real estate loans increased $15.63 million, and consumer loans increased $824 thousand. Loans averaged $2.95 billion during the second quarter of 2015, an increase of $206.48 million from the prior year second quarter average balances. Loans averaged $2.94 billion during the six-month period ended June 30, 2015, an increase of $224.31 million from the prior year six month average balances.

Table 5 - Composition of Loans (in thousands):

	June 30,		December 31,
	2015	2014	2014

Commercial	$649,909	$617,925	$639,954
Agricultural	92,317	75,133	105,694
Real estate	1,838,488	1,733,604	1,822,854
Consumer	361,510	346,412	360,686

Total loans held-for-investment	$2,942,224	$2,773,074	$2,929,188

At June 30, 2015, our real estate loans represent approximately 62.49% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 47.76%, (ii) commercial real estate loans of 26.52%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 13.97%, (iv) residential development and construction loans of 7.43%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 4.32%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $25.54 million, $13.57 million and $8.80 million at June 30, 2015 and 2014, and December 31, 2014, respectively, which were recorded at cost as fair value approximated cost.

Asset Quality. The loan portfolio of our bank subsidiary is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing and restructured loans plus foreclosed assets were $18.14 million at June 30, 2015, as compared to $26.03 million at June 30, 2014 and $21.72 million at December 31, 2014. As a percent of loans and foreclosed assets, these assets were 0.61% at June 30, 2015, as compared to 0.93% at June 30, 2014 and 0.74% at December 31, 2014. As a percent of total assets, these assets were 0.30% at June 30, 2015 as compared to 0.48% at June 30, 2014 and 0.37% at December 31, 2014. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at June 30, 2015.

Table 6 – Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	June 30,		December 31,
	2015	2014	2014

Non-accrual loans*	$16,854	$23,565	$20,194
Loans still accruing and past due 90 days or more	64	123	261
Troubled debt restructured loans**	172	—	226
Foreclosed assets	1,045	2,342	1,035

Total	18,135	$26,030	$21,716

As a % of loans and foreclosed assets	0.61%	0.93%	0.74%
As a % of total assets	0.30%	0.48%	0.37%

*	Includes $1.12 million, $2.52 million and $2.15 million of purchased credit impaired loans as of June 30, 2015 and 2014, and December 31, 2014, respectively.
**	Troubled debt restructured loans of $6.94 million, $10.81 million and $9.07 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at June 30, 2015 and 2014, and December 31, 2014, respectively.

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

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $1.55 million for the second quarter of 2015, as compared to $1.12 million for the second quarter of 2014. The provision for loan losses was $2.84 million for the six month period ended June 30, 2015, as compared to $2.81 million for the same period in 2014. The continued provision for loan losses in 2015 and 2014 reflects the overall growth in loans and continuing levels of nonperforming and classified assets, including those related to the oil and gas industry. The Company’s direct exposure to the oil and gas industry remained at approximately 3% of total loans at June 30, 2015, consistent with December 31, 2014 year-end levels. As a percent of average loans, net loan charge-offs were 0.05% for the second quarter of 2015 compared to a net recovery of 0.01% during the second quarter of 2014. As a percent of average loans, net loan charge-offs were 0.05% for the first six months of 2015, compared to 0.06% for the first six months of 2014. The allowance for loan losses as a percent of loans was 1.31% as of June 30, 2015, as compared to 1.25% as of December 31, 2014 and 1.29% as of June 30, 2014. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Allowance for loan losses at period-end	$38,999	$35,892	$38,999	$35,892

Loans held for investment at period-end	2,942,224	2,773,074	2,942,224	2,773,074
Average loans for period	2,954,502	2,748,023	2,943,216	2,718,910

Net charge-offs/average loans (annualized)	0.05%	(0.01)%	0.05%	0.06%
Allowance for loan losses/period-end loans	1.31%	1.29%	1.31%	1.29%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	228.20%	151.52%	228.20%	151.52%

Interest-Bearing Deposits in Banks. At June 30, 2015, our interest-bearing deposits in banks were $23.64 million compared with $92.52 million and $71.33 million as of June 30, 2014 and December 31, 2014, respectively. At June 30, 2015, interest-bearing deposits in banks included $5.46 million invested in FDIC-insured certificates of deposit, $18.03 million maintained at the Federal Reserve Bank of Dallas and $150 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At June 30, 2015, securities with a fair value of $2.73 billion were classified as securities available-for-sale and securities with an amortized cost of $295 thousand were classified as securities held-to-maturity. As compared to December 31, 2014, the available-for-sale portfolio at June 30, 2015 reflected (i) an increase of $35.58 million in obligations of U.S. government sponsored enterprises and agencies, (ii) an increase of $216.62 million in obligations of states and political subdivisions, (iii) a decrease of $1.65 million in corporate bonds and other, (iv) an increase of $52.29 million in mortgage-backed securities and (v) an increase of $10.42 million in U.S. Treasury securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the maturities and fair values of the investment portfolio at June 30, 2015 and December 31, 2014.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at June 30, 2015 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$—	—%	$10,936	1.12%	$—	—%	$—	—%	$10,936	1.12%
Obligations of U.S. government sponsored enterprises and agencies	41,682	1.25	123,654	1.27	—	—	—	—	165,336	1.27
Obligations of states and political subdivisions	64,313	4.19	534,955	5.12	767,300	4.91	17,678	5.84	1,384,246	4.97
Corporate bonds and other securities	29,186	1.73	67,922	2.85	—	—	—	—	97,108	2.51
Mortgage-backed securities	1,997	4.52	800,783	2.26	268,505	2.54	202	2.58	1,071,487	2.33

Total	$137,178	2.78%	$1,538,250	3.19%	$1,035,805	4.30%	$17,880	5.80%	$2,729,113	3.61%

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

As of June 30, 2015, the investment portfolio had an overall tax equivalent yield of 3.61%, a weighted average life of 4.52 years and modified duration of 4.01 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $4.73 billion as of June 30, 2015, as compared to $4.32 billion as of June 30, 2014 and $4.75 billion as of December 31, 2014. Table 9 provides a breakdown of average deposits and rates paid for the three and six-month periods ended June 30, 2015 and 2014.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended June 30,
	2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,575,193	—%	$1,392,387	—%

Interest-bearing deposits:
Interest-bearing checking	1,576,109	0.09	1,306,105	0.11
Savings and money market accounts	993,008	0.05	873,452	0.06
Time deposits under $100,000	254,032	0.20	284,275	0.23
Time deposits of $100,000 or more	354,850	0.31	403,908	0.31

Total interest-bearing deposits	3,177,999	0.11%	2,867,740	0.13%

Total average deposits	$4,753,192		$4,260,127

	Six Months Ended June 30,
	2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,567,597	—%	$1,360,920	—%

Interest-bearing deposits:
Interest-bearing checking	1,592,813	0.09	1,302,362	0.11
Savings and money market accounts	985,255	0.06	854,678	0.06
Time deposits under $100,000	257,591	0.20	286,700	0.22
Time deposits of $100,000 or more	363,996	0.31	398,860	0.30

Total interest-bearing deposits	3,199,655	0.12%	2,842,600	0.13%

Total average deposits	$4,767,252		$4,203,520

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $621.16 million and $434.58 million at June 30, 2015 and 2014, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $558.37 million and $406.91 million in the second quarters of 2015 and 2014, respectively. The weighted average interest rate paid on these short-term borrowings was 0.08% and 0.08% for the second quarters of 2015 and 2014, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $473.76 million and $416.51 million for the six-month periods ended June 30, 2015 and 2014, respectively. The weighted average interest rate paid on these short-term borrowings was 0.06% and 0.09% for the first six months of 2015 and 2014, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $701.19 million, or 11.47% of total assets at June 30, 2015, as compared to $640.04 million, or 11.75% of total assets, at June 30, 2014. Included in shareholders’ equity at June 30, 2015 and June 30, 2014, were $38.49 million and $39.51 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the second quarter of 2015, total shareholders’ equity averaged $706.09 million, or 11.63% of average assets, as compared to $631.67 million, or 11.83% of average assets, during the same period in 2014. For the six months ended June 30, 2015, total shareholders’ equity averaged $700.69 or 11.69% as compared to $617.52 million or 11.71% of total assets during the same period in 2014.

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

As of June 30, 2015 and December 31, 2014, we had a total risk-based capital ratio of 17.36% and 17.16%, a Tier 1 capital to risk-weighted assets ratio of 16.25% and 16.05% and a Tier 1 leverage ratio of 9.84% and 9.89%, respectively. At June 30, 2015, we had a common equity Tier 1 to risk-weighted assets ratio of 16.25%. The regulatory capital ratios as of June 30, 2015 were calculated under Interim Final Basel III rules and the regulatory capital ratios as of December 31, 2014 were calculated under Basel I rules. There is no threshold for well-capitalized status for bank holding companies.

As of June 30, 2015 and December 31, 2014, the regulatory capital ratios of the Company and Bank exceeded the required minimums, as seen in the table below (dollars in thousands):

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2015:
Total Capital (to Risk-Weighted Assets):
Consolidated	$621,653	17%	≥ $286,401	≥ 8%	N/A
First Financial Bank, N.A.	$547,011	15%	≥ $285,742	≥ 8%	≥ $357,177	≥ 10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$581,682	16%	≥ $143,200	≥ 4%	N/A
First Financial Bank, N.A.	$507,040	14%	≥ $142,871	≥ 4%	≥ $214,306	≥ 6%

Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$581,682	16%	≥ $143,200	≥ 4%	N/A
First Financial Bank, N.A.	$507,040	14%	≥ $142,871	≥ 4%	≥ $214,306	≥ 6%

Tier1 Capital (to Average Assets) – Leverage:
Consolidated	$581,682	10%	≥ $177,277	≥ 3%	N/A
First Financial Bank, N.A.	$507,040	9%	≥ $176,591	≥ 3%	≥ $294,319	≥ 5%

As of December 31, 2014:
Total Capital (to Risk-Weighted Assets):
Consolidated	$587,094	17%	≥ $273,764	≥ 8%	N/A
First Financial Bank, N.A.	$492,668	14%	≥ $272,318	≥ 8%	≥ $340,397	≥ 10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$549,124	16%	≥ $136,882	≥ 4%	N/A
First Financial Bank, N.A.	$454,698	13%	≥ $136,159	≥ 4%	≥ $204,238	≥ 6%

Tier1 Capital (to Average Assets) – Leverage:
Consolidated	$549,124	10%	≥ $166,489	≥ 3%	N/A
First Financial Bank, N.A.	$454,698	8%	≥ $165,598	≥ 3%	≥ $275,996	≥ 5%

We have performed a preliminary assessment using the regulatory capital estimation tool made available by the OCC and believe the Company is prepared to meet the new requirements after full adoption of the Basel III Notice of Proposed Rulemaking.

Our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income (“AOCI”) from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the current capital rules.

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

As of June 30, 2015, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 0.47% and 1.41%, respectively, relative to the current financial statement structure over the next twelve months, while decreases in interest rates of 50 basis points would result in a negative variance in net interest income of 2.41% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 50 basis points as of June 30, 2015 remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $621.16 million at June 30, 2015, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2017 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $100.00 million. At June 30, 2015, there were no amounts drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $921.20 million, at June 30, 2015, secured by portions of our loan portfolio and certain investment securities. At June 30, 2015, $265.04 million in advances and $5.00 million in letters of credit issued by the FHLB were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our subsidiary bank.

The Company renewed its loan agreement, effective June 30, 2015, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2017, interest is paid quarterly at Wall Street Journal Prime Rate and the line of credit matures June 30, 2017. If a balance exists at June 30, 2017, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at June 30, 2015. There was no outstanding balance under the line of credit as of June 30, 2015 or December 31, 2014.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $66.71 million at June 30, 2015, investment securities which totaled $12.01 million at June 30, 2015 which matures over 8 to 15 years, available dividends from our subsidiaries which totaled $122.31 million at June 30, 2015, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

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

Table 10 – Commitments as of June 30, 2015 (in thousands):

Total Notional Amounts Committed

Unfunded lines of credit	$435,736
Unfunded commitments to extend credit	126,533
Standby letters of credit	27,188

Total commercial commitments	$589,457

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2015, approximately $122.31 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $4.80 million and $17.00 million for the six-month periods ended June 30, 2015 and 2014, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income as defined in such loan agreement. The cash dividend payout ratios have amounted to 39.03% and 39.71% of net earnings for the first six months of 2015 and the same period in 2014, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 28, 2015, the Board of Directors declared a $0.16 per share cash dividend that was paid July 1, 2015 to shareholders of record on June 16, 2015. This represented a 14.29 percent increase in quarterly dividends over the first quarter of 2015.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report:

2.1	—	Agreement and Plan of Merger between First Financial Bankshares, Inc., First Financial Bank, N.A., OSB Financial Services, Inc. and Orange Savings Bank, SSB, dated as of February 20, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed February 26, 2013).

2.2	—	Agreement and Plan of Merger between First Financial Bankshares, Inc., First Financial Bank, N.A., FBC Bancshares, Inc. and First Bank, N.A., Conroe, Texas, dated as of April 1, 2015 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed April 3, 2015).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 28, 2015).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed June 30, 2014).

10.2	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).

10.3	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).

10.4	—	Loan agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.5	—	Loan agreement dated June 30, 2015, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2015).

10.6	—	2015 Restricted Stock Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 2, 2015).

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: August 4, 2015	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: August 4, 2015	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer