Form 10-Q
period 2015-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2015-10-28
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 28, 2015
Common Stock, $0.01 par value per share	65,974,908

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company”) at September 30, 2015 and 2014 and December 31, 2014, the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2015 and 2014, and the consolidated statements of shareholders’ equity and cash flows for the nine months ended September 30, 2015 and 2014, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,		December 31,
	2015	2014	2014
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$133,340	$149,957	$190,387
FEDERAL FUNDS SOLD	2,790	4,785	8,760
INTEREST-BEARING DEPOSITS IN BANKS	4,268	83,994	54,324

Total cash and cash equivalents	140,398	238,736	253,471
INTEREST-BEARING TIME DEPOSITS IN BANKS	4,491	19,234	17,002
SECURITIES AVAILABLE-FOR-SALE, at fair value	2,737,353	2,253,762	2,415,856
SECURITIES HELD-TO-MATURITY (fair value of $291, $560 and $447 at September 30, 2015 and 2014, and December 31, 2014, respectively)	286	554	441
LOANS:
Held for investment	3,266,817	2,828,430	2,929,188
Less - allowance for loan losses	(40,420)	(36,388)	(36,824)

Net loans held for investment	3,226,397	2,792,042	2,892,364
Held for sale	21,605	11,266	8,803

Net loans	3,248,002	2,803,308	2,901,167
BANK PREMISES AND EQUIPMENT, net	116,803	101,437	103,000
INTANGIBLE ASSETS	144,296	97,429	97,359
OTHER ASSETS	76,016	61,351	59,906

Total assets	$6,467,645	$5,575,811	$5,848,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$1,720,383	$1,505,847	$1,570,330
INTEREST-BEARING DEPOSITS	3,376,900	2,958,517	3,179,925

Total deposits	5,097,283	4,464,364	4,750,255
DIVIDENDS PAYABLE	10,551	8,969	8,972
SHORT-TERM BORROWINGS	500,903	341,909	367,110
OTHER LIABILITIES	66,874	101,804	40,328

Total liabilities	5,675,611	4,917,046	5,166,665

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 120,000,000 shares; 65,942,155, 64,065,828 and 64,089,921 shares issued at September 30, 2015 and 2014, and December 31, 2014, respectively)	659	641	641
Capital surplus	367,444	304,866	305,429
Retained earnings	373,372	314,363	327,978
Treasury stock (shares at cost: 524,163, 532,256 and 529,563 at September 30, 2015 and 2014, and December 31, 2014, respectively)	(6,207)	(5,797)	(5,878)
Deferred compensation	6,207	5,797	5,878
Accumulated other comprehensive earnings	50,559	38,895	47,489

Total shareholders’ equity	792,034	658,765	681,537

Total liabilities and shareholders’ equity	$6,467,645	$5,575,811	$5,848,202

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except for share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$39,368	$34,682	$110,464	$101,586
Interest on investment securities:
Taxable	7,298	6,858	22,502	21,032
Exempt from federal income tax	10,457	8,335	29,439	24,543
Interest on federal funds sold and interest-bearing deposits in banks	40	80	171	257

Total interest income	57,163	49,955	162,576	147,418
INTEREST EXPENSE:
Interest on deposits	932	999	2,761	2,894
Other	133	70	281	249

Total interest expense	1,065	1,069	3,042	3,143

Net interest income	56,098	48,886	159,534	144,275
PROVISION FOR LOAN LOSSES	2,664	896	5,508	3,710

Net interest income after provision for loan losses	53,434	47,990	154,026	140,565

NONINTEREST INCOME:
Trust fees	4,818	4,772	14,289	13,897
Service charges on deposit accounts	4,653	4,402	12,442	12,623
ATM, interchange and credit card fees	5,794	5,093	16,209	14,291
Real estate mortgage operations	3,742	2,079	7,321	4,835
Net gain (loss) on sale of available-for-sale securities (includes $136 and $1 for the three months ended September 30, 2015 and 2014, respectively, and $380 and ($4) for the nine months ended September 30, 2015 and 2014, respectively, related to accumulated other comprehensive earnings reclassification)	136	1	380	(4)
Net gain (loss) on sale of foreclosed assets	28	305	10	804
Other	1,275	672	3,501	3,155

Total noninterest income	20,446	17,324	54,152	49,601
NONINTEREST EXPENSE:
Salaries and employee benefits	21,648	17,950	59,086	52,638
Net occupancy expense	3,050	2,297	7,640	6,804
Equipment expense	3,114	2,758	9,005	8,045
FDIC insurance premiums	819	693	2,316	2,035
ATM, interchange and credit card expenses	1,509	1,819	4,844	4,995
Professional and service fees	1,148	1,205	3,370	3,249
Printing, stationery and supplies	594	632	1,662	1,960
Amortization of intangible assets	200	62	362	210
Other	7,891	6,624	20,837	21,553

Total noninterest expense	39,973	34,040	109,122	101,489

EARNINGS BEFORE INCOME TAXES	33,907	31,274	99,056	88,677
INCOME TAX EXPENSE (includes $48 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $133 and ($1) for the nine months ended September 30, 2015 and 2014, respectively, related to income tax expense from reclassification items)	8,021	7,843	23,867	21,705

NET EARNINGS	$25,886	$23,431	$75,189	$66,972

EARNINGS PER SHARE, BASIC	$0.40	$0.37	$1.16	$1.05

EARNINGS PER SHARE, ASSUMING DILUTION	$0.40	$0.36	$1.16	$1.04

DIVIDENDS PER SHARE	$0.16	$0.14	$0.46	$0.41

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET EARNINGS	$25,886	$23,431	$75,189	$66,972
OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain on investment securities available-for-sale, before income taxes	23,025	5,707	5,318	43,889
Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income tax	(136)	(1)	(380)	4
Minimum liability pension adjustment, before income taxes	(108)	—	(216)	—

Total other items of comprehensive earnings (losses)	22,781	5,706	4,722	43,893
Income tax benefit (expense) related to:
Investment securities	(8,011)	(1,997)	(1,728)	(15,362)
Minimum liability pension adjustment	38	—	76	—

Total income tax benefit (expense)	(7,973)	(1,997)	(1,652)	(15,362)

COMPREHENSIVE EARNINGS	$40,694	$27,140	$78,259	$95,503

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

			Capital Surplus	Retained Earnings				Accumulated Other Comprehensive Earnings	Total Shareholders’ Equity
	Common Stock				Treasury Stock		Deferred Compensation
	Shares	Amount			Shares	Amounts
Balances at December 31, 2013	31,992,497	$320	$302,991	$273,972	(269,467)	$(5,490)	$5,490	$10,364	$587,647
Net earnings (unaudited)	—	—	—	66,972	—	—	—	—	66,972
Stock option exercises (unaudited)	50,571	1	1,076	—	—	—	—	—	1,077
Cash dividends declared, $0.41 per share (unaudited)	—	—	—	(26,261)	—	—	—	—	(26,261)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	28,531	28,531
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	267	—	—	—	—	—	267
Shares redeemed in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	5,345	(307)	307	—	—
Stock option expense (unaudited)	—	—	532	—	—	—	—	—	532
Two-for-one stock split in the form of a 100% stock dividend (unaudited)	32,022,760	320	—	(320)	(268,134)	—	—	—	—

Balances at September 30, 2014 (unaudited)	64,065,828	$641	$304,866	$314,363	(532,256)	$(5,797)	$5,797	$38,895	$658,765

Balances at December 31, 2014	64,089,921	$641	$305,429	$327,978	(529,563)	$(5,878)	$5,878	$47,489	$681,537
Net earnings (unaudited)	—	—	—	75,189	—	—	—	—	75,189
Stock option exercises (unaudited)	89,790	—	1,290	—	—	—	—	—	1,290
Restricted stock grant (unaudited)	7,070	—	250	—	—	—	—	—	250
Stock issued in acquisition of FBC Bancshares, Inc. (unaudited)	1,755,374	18	59,630	—	—	—	—	—	59,648
Cash dividends declared, $0.46 per share (unaudited)	—	—	—	(29,795)	—	—	—	—	(29,795)
Minimum liability pension adjustment, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(140)	(140)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	3,210	3,210
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	303	—	—	—	—	—	303
Shares redeemed in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	5,400	(329)	329	—	—
Stock option expense (unaudited)	—	—	542	—	—	—	—	—	542

Balances at September 30, 2015 (unaudited)	65,942,155	$659	$367,444	$373,372	(524,163)	$(6,207)	$6,207	$50,559	$792,034

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$75,189	$66,972
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,069	6,244
Provision for loan losses	5,508	3,710
Securities premium amortization (discount accretion), net	20,493	14,739
Gain on sale of assets, net	(379)	(815)
Deferred federal income tax benefit	(1,487)	(844)
Change in loans held for sale, net	(12,801)	(6,103)
Change in other assets	(9,655)	8,936
Change in other liabilities	8,982	6,721

Total adjustments	18,730	32,588

Net cash provided by operating activities	93,919	99,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for asset acquisition of 4Trust Mortgage, Inc.	(1,931)	—
Cash received in acquisition of FBC Bancshares, Inc.	65,197	—
Net decrease in interest-bearing time deposits in banks	12,511	12,683
Activity in available-for-sale securities:
Sales	34,541	3,590
Maturities	2,189,905	1,677,839
Purchases	(2,501,587)	(1,794,233)
Activity in held-to-maturity securities - maturities	155	130
Net increase in loans	(91,259)	(146,452)
Purchases of bank premises and equipment and other assets	(12,437)	(12,993)
Proceeds from sale of other assets	727	3,823

Net cash used in investing activities	(304,178)	(255,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(2,096)	143,663
Net increase in interest-bearing deposits	5,540	185,626
Net increase (decrease) in short-term borrowings	120,668	(121,979)
Common stock transactions:
Proceeds from stock issuances	1,291	1,076
Dividends paid	(28,217)	(25,609)

Net cash provided by financing activities	97,186	182,777

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(113,073)	26,724
CASH AND CASH EQUIVALENTS, beginning of period	253,471	212,012

CASH AND CASH EQUIVALENTS, end of period	$140,398	$238,736

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$3,066	$3,155
Federal income tax paid	22,179	21,281
Transfer of loans to foreclosed assets	97	1,085
Investment securities purchased but not settled	17,869	61,332

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of September 30, 2015, we had 70 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Conroe, Huntsville, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cut and Shoot, Cisco, Clyde, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Keller, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park and three mortgage origination offices in Dallas, Ft. Worth and Southlake, Texas. Our trust subsidiary has nine locations which are located in Abilene, Fort Worth, Lubbock, Odessa, Beaumont, Hereford, San Angelo, Stephenville and Sweetwater, all in Texas.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2014. All adjustments were of a normal recurring nature. However, the results of operations for the three months and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U. S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

On April 28, 2015, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Formation to increase the number of authorized common shares to 120,000,000.

On October 28, 2014, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through September 30, 2015, no shares were repurchased under this authorization.

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

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the restricted stock and the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the restricted stock and the exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2015 and 2014 were 65,335,457 and 64,059,675 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine months ended September 30, 2015 and 2014 were 64,540,034 and 64,038,526 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended September 30, 2015 and 2014 were 65,501,697 and 64,304,985 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2015 and 2014 were 64,736,155 and 64,302,615 shares, respectively.

Note 4 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $4,491,000, $19,234,000 and $17,002,000 at September 30, 2015 and 2014 and December 31, 2014, respectively, and have original maturities generally ranging from one to four years. Of these amounts, $489,000, $3,693,000 and $3,195,000 are time deposits with balances greater than $250,000, the FDIC insured limit, at September 30, 2015 and 2014 and December 31, 2014, respectively.

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

A summary of the Company’s available-for-sale securities follows (in thousands):

	September 30, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$10,828	$89	$—	$10,917
Obligations of U.S. government sponsored enterprises and agencies	153,960	1,237	—	155,197
Obligations of states and political subdivisions	1,375,958	62,005	(812)	1,437,151
Corporate bonds and other	88,927	2,382	—	91,309
Residential mortgage-backed securities	817,791	16,566	(1,498)	832,859
Commercial mortgage-backed securities	207,778	2,175	(33)	209,920

Total securities available-for-sale	$2,655,242	$84,454	$(2,343)	$2,737,353

	September 30, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$520	$—	$—	$520
Obligations of U.S. government sponsored enterprises and agencies	106,339	964	(2)	107,301
Obligations of states and political subdivisions	1,046,148	56,398	(577)	1,101,969
Corporate bonds and other	96,424	3,269	—	99,693
Residential mortgage-backed securities	803,072	14,395	(5,600)	811,867
Commercial mortgage-backed securities	134,769	31	(2,388)	132,412

Total securities available-for-sale	$2,187,272	$75,057	$(8,567)	$2,253,762

	December 31, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$518	$2	$—	$520
Obligations of U.S. government sponsored enterprises and agencies	128,919	864	(28)	129,755
Obligations of states and political subdivisions	1,107,795	60,083	(250)	1,167,628
Corporate bonds and other	95,864	2,894	—	98,758
Residential mortgage-backed securities	871,265	16,804	(2,858)	885,211
Commercial mortgage-backed securities	134,322	555	(893)	133,984

Total securities available-for-sale	$2,338,683	$81,202	$(4,029)	$2,415,856

Disclosures related to the Company’s held-to-maturity securities, which totaled $286,000, $554,000 and $441,000 at September 30, 2015 and 2014, and December 31, 2014, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2015 were computed by using scheduled amortization of balances and historical prepayment rates. At September 30, 2015 and 2014 and December 31, 2014, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2015, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$134,596	$135,906
Due after one year through five years	751,592	786,916
Due after five years through ten years	739,704	767,254
Due after ten years	3,781	4,498
Mortgage-backed securities	1,025,569	1,042,779

Total	$2,655,242	$2,737,353

The following tables disclose, as of September 30, 2015 and 2014, and December 31, 2014, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$97,670	$792	$2,233	$20	$99,903	$812
Residential mortgage-backed securities	62,765	396	65,614	1,102	128,379	1,498
Commercial mortgage-backed securities	5,878	9	9,466	24	15,344	33

Total	$166,313	$1,197	$77,313	$1,146	$243,626	$2,343

	Less than 12 Months		12 Months or Longer		Total
September 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. Government sponsored enterprises and agencies	$876	$2	$—	$—	$876	$2
Obligations of states and political subdivisions	17,871	38	50,158	539	68,029	577
Residential mortgage-backed securities	82,382	450	134,271	5,150	216,653	5,600
Commercial mortgage-backed securities	6,435	15	102,353	2,373	108,788	2,388

Total	$107,564	$505	$286,782	$8,062	$394,346	$8,567

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government sponsored enterprises and agencies	$25,480	$28	$—	$—	$25,480	$28
Obligations of states and political subdivisions	15,128	60	21,249	190	36,377	250
Residential mortgage-backed securities	76,350	148	128,368	2,710	204,718	2,858
Commercial mortgage-backed securities	48,399	273	55,065	620	103,464	893

Total	$165,357	$509	$204,682	$3,520	$370,039	$4,029

The number of investments in an unrealized loss position totaled 80 at September 30, 2015. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2015 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

At September 30, 2015, $1,667,548,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended September 30, 2015 and 2014, sales of investment securities that were classified as available-for-sale totaled $27,910,000 and $1,839,000, respectively. Gross realized gains from security sales in the third quarter of 2015 and 2014 totaled $142,000 and $1,000, respectively. Gross realized losses from security sales during the third quarter of 2015 totaled $6,000. There were no gross realized losses from security sales or calls in the third quarter of 2014. During the nine months ended September 30, 2015 and 2014, sales of investment securities that were classified as available-for-sale totaled $34,541,000 and $3,590,000, respectively. Gross realized gains from security sales during the nine-month periods ended September 30, 2015 and 2014 totaled $390,000 and $1,000, respectively. Gross realized losses from security sales during the nine-month periods ended September 30, 2015 and 2014 totaled $10,000 and $5,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2015 and 2014, and December 31, 2014, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of September 30, 2015 and 2014, and December 31, 2014, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at September 30, 2015 and 2014, and December 31, 2014 was $2,422,000, $2,383,000 and $2,151,000, respectively, compared to a contractual balance of $3,213,000, $3,525,000, and $3,275,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	September 30,		December 31,
	2015	2014	2014
Commercial	$698,406	$612,092	$639,954
Agricultural	99,232	86,718	105,694
Real estate	2,088,002	1,774,639	1,822,854
Consumer	381,177	354,981	360,686

Total loans held-for-investment	$3,266,817	$2,828,430	$2,929,188

Loans held for sale totaled $21,605,000, $11,266,000 and $8,803,000 at September 30, 2015 and 2014, and December 31, 2014, respectively, which were recorded at cost as fair value approximated cost.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	September 30,		December 31,
	2015	2014	2014
Non-accrual loans*	$21,788	$22,093	$20,194
Loans still accruing and past due 90 days or more	49	263	261
Troubled debt restructured loans**	204	—	226

Total	$22,041	$22,356	$20,681

*	Includes $2,422,000, $2,383,000 and $2,151,000 of purchased credit impaired loans as of September 30, 2015 and 2014, and December 31, 2014, respectively.

**	Troubled debt restructured loans of $6,462,000, $10,114,000 and $9,073,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at September 30, 2015 and 2014, and December 31, 2014, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

September 30, 2015		September 30, 2014		December 31, 2014
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$ 21,788	$4,645	$22,093	$4,634	$20,194	$4,213

The average recorded investment in impaired loans for the three and nine months ended September 30, 2015 and the year ended December 31, 2014 was approximately $20,026,000, $19,755,000 and $24,497,000, respectively. The Company had $22,742,000, $23,629,000 and $21,716,000 in non-accrual, past due 90 days or more and still accruing and restructured loans and foreclosed assets at September 30, 2015 and 2014, and December 31, 2014, respectively. Non-accrual loans at September 30, 2015 and 2014, and December 31, 2014, consisted of the following by class of financing receivables (in thousands):

	September 30,		December 31,
	2015	2014	2014
Commercial	$5,077	$3,481	$3,193
Agricultural	75	102	165
Real estate	16,124	17,712	16,218
Consumer	512	798	618

Total	$21,788	$22,093	$20,194

No significant additional funds are committed to be advanced in connection with impaired loans as of September 30, 2015.

The Company’s impaired loans and related allowance as of September 30, 2015 and 2014, and December 31, 2014, are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

September 30, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three-month Average Recorded Investment
Commercial	$6,351	$413	$4,664	$5,077	$1,666	$4,037	$4,316
Agricultural	121	—	75	75	47	55	85
Real Estate	22,796	4,341	11,783	16,124	2,844	15,222	15,114
Consumer	698	343	169	512	88	441	511

Total	$29,966	$5,097	$16,691	$21,788	$4,645	$19,755	$20,026

*	Includes $2,422,000 of purchased credit impaired loans.

September 30, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three-month Average Recorded Investment
Commercial	$3,928	$278	$3,203	$3,481	$1,160	$3,990	$3,713
Agricultural	113	—	102	102	37	113	104
Real Estate	23,559	5,546	12,166	17,712	3,256	21,510	20,212
Consumer	977	467	331	798	181	911	864

Total	$28,577	$6,291	$15,802	$22,093	$4,634	$26,524	$24,893

*	Includes $2,383,000 of purchased credit impaired loans.

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$3,749	$287	$2,906	$3,193	$1,171	$3,698
Agricultural	177	—	165	165	57	179
Real Estate	22,177	4,859	11,359	16,218	2,867	19,837
Consumer	838	420	198	618	118	783

Total	$26,941	$5,566	$14,628	$20,194	$4,213	$24,497

*	Includes $2,151,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being classified as impaired of approximately $162,000 during the year ended December 31, 2014. Such amounts for the three-month and nine-month periods ended September 30, 2015 and 2014 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same, at September 30, 2015 and 2014, and December 31, 2014 (in thousands):

September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$656,566	$19,242	$22,598	$—	$698,406
Agricultural	98,180	148	904	—	99,232
Real Estate	2,020,556	23,542	43,846	58	2,088,002
Consumer	379,397	352	1,424	4	381,177

Total	$3,154,699	$43,284	$68,772	$62	$3,266,817

September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$597,717	$3,649	$10,726	$—	$612,092
Agricultural	86,272	93	353	—	86,718
Real Estate	1,710,201	18,741	45,613	84	1,774,639
Consumer	352,850	601	1,527	3	354,981

Total	$2,747,040	$23,084	$58,219	$87	$2,828,430

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$626,266	$3,853	$9,835	$—	$639,954
Agricultural	105,101	91	502	—	105,694
Real Estate	1,765,886	15,106	41,722	140	1,822,854
Consumer	358,953	403	1,329	1	360,686

Total	$2,856,206	$19,453	$53,388	$141	$2,929,188

At September 30, 2015 and 2014, and December 31, 2014, the Company’s past due loans are as follows (in thousands):

September 30, 2015	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$11,554	$1,043	$202	$12,799	$685,607	$698,406	$—
Agricultural	169	28	33	230	99,002	99,232	—
Real Estate	19,392	1,267	2,328	22,987	2,065,015	2,088,002	21
Consumer	1,657	467	53	2,177	379,000	381,177	28

Total	$32,772	$2,805	$2,616	$38,193	$3,228,624	$3,266,817	$49

September 30, 2014	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$2,726	$110	$316	$3,152	$608,940	$612,092	$111
Agricultural	294	59	—	353	86,365	86,718	—
Real Estate	15,404	930	2,216	18,550	1,756,089	1,774,639	102
Consumer	1,742	292	297	2,331	352,650	354,981	50

Total	$20,166	$1,391	$2,829	$24,386	$2,804,044	$2,828,430	$263

December 31, 2014	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,611	$94	$175	$4,880	$635,074	$639,954	$24
Agricultural	437	42	—	479	105,215	105,694	—
Real Estate	12,002	707	1,868	14,577	1,808,277	1,822,854	207
Consumer	2,322	496	134	2,952	357,734	360,686	30

Total	$19,372	$1,339	$2,177	$22,888	$2,906,300	$2,929,188	$261

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses at September 30, 2015 and 2014, and December 31, 2014 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at September 30, 2015 and 2014, or December 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,666	$47	$2,844	$88	$4,645
Loans collectively evaluated for impairment	10,195	867	20,954	3,759	35,775

Total	$11,861	$914	$23,798	$3,847	$40,420

September 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,160	$37	$3,256	$181	$4,634
Loans collectively evaluated for impairment	6,326	348	23,043	2,037	31,754

Total	$7,486	$385	$26,299	$2,218	$36,388

December 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,171	$57	$2,867	$118	$4,213
Loans collectively evaluated for impairment	6,819	470	23,790	1,532	32,611

Total	$7,990	$527	$26,657	$1,650	$36,824

The tables above for 2014 have been changed to conform to the 2015 presentation.

Changes in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 are summarized as follows by portfolio segment (in thousands):

Three months ended September 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,456	$392	$24,342	$2,809	$38,999
Provision for loan losses	1,283	544	(369)	1,206	2,664
Recoveries	52	—	65	117	234
Charge-offs	(930)	(22)	(240)	(285)	(1,477)

Ending balance	$11,861	$914	$23,798	$3,847	$40,420

Three months ended September 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,861	$364	$26,561	$2,106	$35,892
Provision for loan losses	635	7	(80)	334	896
Recoveries	72	14	42	86	214
Charge-offs	(82)	—	(224)	(308)	(614)

Ending balance	$7,486	$385	$26,299	$2,218	$36,388

Nine months ended September 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,990	$527	$26,657	$1,650	$36,824
Provision for loan losses	5,072	486	(2,884)	2,834	5,508
Recoveries	249	2	438	329	1,018
Charge-offs	(1,450)	(101)	(413)	(966)	(2,930)

Ending balance	$11,861	$914	$23,798	$3,847	$40,420

Nine months ended September 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$6,440	$383	$24,940	$2,137	$33,900
Provision for loan losses	1,189	(14)	1,988	547	3,710
Recoveries	225	17	361	386	989
Charge-offs	(368)	(1)	(990)	(852)	(2,211)

Ending balance	$7,486	$385	$26,299	$2,218	$36,388

The Company’s recorded investment in loans as of September 30, 2015 and 2014, and December 31, 2014 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $2,422,000, $2,383,000 and $2,151,000 at September 30, 2015 and 2014, and December 31, 2014, respectively, are included in loans individually evaluated for impairment.

September 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$5,077	$75	$16,124	$512	$21,788
Loans collectively evaluated for impairment	693,329	99,157	2,071,878	380,665	3,245,029

Total	$698,406	$99,232	$2,088,002	$381,177	$3,266,817

September 30, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,481	$102	$17,712	$798	$22,093
Loans collectively evaluated for impairment	608,611	86,616	1,756,927	354,183	2,806,337

Total	$612,092	$86,718	$1,774,639	$354,981	$2,828,430

December 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,193	$165	$16,218	$618	$20,194
Loans collectively evaluated for impairment	636,761	105,529	1,806,636	360,068	2,908,994

Total	$639,954	$105,694	$1,822,854	$360,686	$2,929,188

The tables above for 2014 have been changed to conform to the 2015 presentation.

The Company’s loans that were modified in the three and nine months ended September 30, 2015 and 2014 and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$66	$66	3	$139	$139
Agricultural	—	—	—	3	129	129
Real Estate	1	149	149	2	228	228
Consumer	2	32	32	5	60	60

Total	4	$247	$247	13	$556	$556

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number	Pre- Modification Recorded Investment	Combined Rate and Maturity	Number	Pre- Modification Recorded Investment	Combined Rate and Maturity
Commercial	1	$158	$158	6	$557	$557
Agricultural	—	—	—	1	39	39
Real Estate	1	40	40	5	630	630
Consumer	—	—	—	3	11	11

Total	2	$198	$198	15	$1,237	$1,237

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$66	$—	$—	$139	$—
Agricultural	—	—	—	—	129	—
Real Estate	—	149	—	—	149	79
Consumer	—	32	—	—	36	24

Total	$—	$247	$—	$—	$453	$103

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$158	$—	$—	$255	$302
Agricultural	—	—	—	—	—	39
Real Estate	—	—	40	—	118	512
Consumer	—	—	—	—	8	3

Total	$—	$158	$40	$—	$381	$856

During the three months ended September 30, 2015 and 2014, no loans were modified as troubled debt restructured loans within the previous 12 months and for which there was a payment default. During the nine months ended September 30, 2015 and 2014, one loan was modified in each nine-month period as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Nine Months Ended September 30, 2015
	Number	Balance
Commercial	1	$111
Agriculture	—	—
Real Estate	—	—
Consumer	—	—

Total	1	$111

	Nine Months Ended September 30, 2014
	Number	Balance
Commercial	—	$—
Agriculture	—	—
Real Estate	—	—
Consumer	1	32

Total	1	$32

As of September 30, 2015, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At September 30, 2015, $1,752,727,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At September 30, 2015, $170,028,000 in advances and $5,000,000 in letters of credit were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our bank subsidiary.

Note 6 – Short-Term Borrowings

Short-term borrowings at September 30, 2015 and 2014, and December 31, 2014 consisted of the following (dollars in thousands):

	September 30,		December 31,
	2015	2014	2014
Securities sold under agreements with customers to repurchase	$324,150	$330,846	$357,400
Federal funds purchased	6,725	10,025	8,700
Advances from Federal Home Loan Bank of Dallas	170,028	1,038	1,010

Total	$500,903	$341,909	$367,110

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

Note 7 - Income Taxes

Income tax expense was $8,021,000 for the third quarter of 2015 as compared to $7,843,000 for the same period in 2014. The Company’s effective tax rates on pretax income were 23.66% and 25.08% for the third quarters of 2015 and 2014, respectively. Income tax expense was $23,867,000 for the nine months ended September 30, 2015 as compared to $21,705,000 for the same period in 2014. The Company’s effective tax rates on pretax income were 24.09% and 24.48% for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rates differ from the statutory federal tax rate of 35% primarily due to tax exempt interest income earned on certain investment securities and loans and the deductibility of dividends paid to our employee stock ownership plan.

Note 8 - Stock Based Compensation

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. Through September 30, 2015, no options have been granted in 2015 and no options were granted in 2014. The Company recorded stock option expense totaling $182,000 and $174,000 for the three months ended September 30, 2015 and 2014, respectively. The Company recorded stock option expense totaling $543,000 and $532,000 for the nine months ended September 30, 2015 and 2014, respectively. Subsequent to third quarter end, on October 27, 2015, the Company granted 458,000 shares in incentive stock options to certain officers. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

On April 28, 2015, shareholders of the Company approved a restricted stock plan for selected employees, officers, non-employee directors and consultants. On July 21, 2015, 7,070 shares were granted to the ten non-employee directors. Total value of these shares totaled $250,000 and will be expensed over the period from grant date to April 26, 2016, the next scheduled annual shareholders’ meeting at which the directors current term will expire. Subsequent to third quarter end, on October 27, 2015, the Company granted 33,000 shares with a total value of $1,110,000 to certain officers that will vest over three years.

Note 9 - Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made contributions to the plan totaling $500,000 in 2015 and $250,000 in 2014.

During the fourth quarter of 2014, as permitted by the Internal Revenue Service, the Company offered settlement of a portion of its pension obligations to those plan participants who no longer were employed by the Company. As a result of the partial settlement of the plan, the Company recognized in the fourth quarter of 2014 $2,909,000 in pension expense, before income tax. The effect of this transaction was relatively neutral to shareholders’ equity since the recorded pension obligation associated with the plan participants who accepted the settlement closely approximated the amount offered to such plan participants and the amount recognized in pension expense had been previously recognized as unrealized losses in other comprehensive earnings. As a result, the Company paid $10,626,000 out of pension plan assets, or approximately 43% of the total outstanding obligation balance, to plan participants and the number of participants was reduced by 335, or 44%. The Company’s investment risk and administrative expense associated with the Company’s pension plan should be significantly reduced going forward.

Net periodic benefit costs totaling $83,000 and $107,000 were recorded for the three months ended September 30, 2015 and 2014, respectively. Net periodic benefit costs totaling $232,000 and $321,000 were recorded for the nine months ended September 30, 2015 and 2014, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and nine months ended September 30, 2015 or 2014.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and 2014, and December 31, 2014, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,917	$—	$—	$10,917
Obligations of U. S. government sponsored enterprises and agencies	—	155,197	—	155,197
Obligations of states and political subdivisions	—	1,437,151	—	1,437,151
Corporate bonds	—	86,342	—	86,342
Residential mortgage-backed securities	—	832,859	—	832,859
Commercial mortgage-backed securities	—	209,920	—	209,920
Other securities	4,967	—	—	4,967

Total	$15,884	$2,721,469	$—	$2,737,353

September 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$520	$—	$—	$520
Obligations of U. S. government sponsored enterprises and agencies	—	107,301	—	107,301
Obligations of states and political subdivisions	—	1,101,969	—	1,101,969
Corporate bonds	—	95,038	—	95,038
Residential mortgage-backed securities	—	811,867	—	811,867
Commercial mortgage-backed securities	—	132,412	—	132,412
Other securities	4,655	—	—	4,655

Total	$5,175	$2,248,587	$—	$2,253,762

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$520	$—	$—	$520
Obligations of U. S. government sponsored enterprises and agencies	—	129,755	—	129,755
Obligations of states and political subdivisions	—	1,167,628	—	1,167,628
Corporate bonds	—	94,065	—	94,065
Residential mortgage-backed securities	—	885,211	—	885,211
Commercial mortgage-backed securities	—	133,984	—	133,984
Other securities	4,693	—	—	4,693

Total	$5,213	$2,410,643	$—	$2,415,856

The tables above for 2014 have been changed to conform to the 2015 presentation.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2015:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At September 30, 2015, impaired loans with a carrying value of $21,788,000 were reduced by specific valuation reserves totaling $4,645,000 resulting in a net fair value of $17,143,000.

Loans Held-for-Sale – Loans held-for-sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held-for-sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At September 30, 2015, the Company’s mortgage loans held-for-sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2015 and 2014 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended September 30,
	2015	2014
Carrying value of other real estate owned prior to re-measurement	$—	$173
Write-downs included in gain (loss) on sale of other real estate owned	—	(46)

Fair value	$—	$127

	Nine Months Ended September 30,
	2015	2014
Carrying value of other real estate owned prior to re-measurement	$351	$881
Write-downs included in gain (loss) on sale of other real estate owned	(95)	(135)

Fair value	$256	$746

At September 30, 2015 and 2014, and December 31, 2014, other real estate owned totaled $360,000, $1,185,000 and $943,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at September 30, 2015 and 2014, and December 31, 2014, were as follows (in thousands):

	September 30, 2015		September 30, 2014		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$133,340	$133,340	$149,957	$149,957	$190,387	$190,387	Level 1
Federal funds sold	2,790	2,790	4,785	4,785	8,760	8,760	Level 1
Interest-bearing deposits in banks	4,268	4,268	83,994	83,994	54,324	54,324	Level 1
Interest-bearing time deposits in banks	4,491	4,498	19,234	19,285	17,002	17,032	Level 2
Available-for-sale Securities	2,737,353	2,737,353	2,253,762	2,253,762	2,415,856	2,415,856	Levels 1 and 2
Held-to-maturity securities	286	291	554	560	441	447	Level 2
Loans	3,248,002	3,249,558	2,803,308	2,815,509	2,901,167	2,906,399	Level 3
Accrued interest receivable	26,888	26,888	23,420	23,420	28,998	28,998	Level 2
Deposits with stated maturities	652,919	654,705	664,221	666,123	648,992	650,893	Level 2
Deposits with no stated maturities	4,444,364	4,444,364	3,800,143	3,800,143	4,101,263	4,101,263	Level 1
Short-term borrowings	500,903	500,903	341,909	341,909	367,110	367,110	Level 2
Accrued interest payable	261	261	275	275	237	237	Level 2

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

In 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will be effective in the first quarter of 2018. The Company is continuing to evaluate the potential impact to the Company’s financial statements.

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

Note 12 – Acquisition and Asset Purchase

On April 1, 2015, we entered into an agreement and plan of merger to acquire FBC Bancshares, Inc. and its wholly owned bank subsidiary, First Bank, N.A., Conroe, Texas. On July 31, 2015, the transaction was completed. Pursuant to the agreement, we issued 1,755,374 shares of the Company’s common stock in exchange for all of the outstanding shares of FBC Bancshares, Inc. At closing, FBC Bancshares, Inc. was merged into the Company and First Bank, N.A., Conroe, Texas, was merged into First Financial Bank, N.A., Abilene, Texas, a wholly owned subsidiary of the Company. The primary purpose of the acquisition was to expand the Company’s market share along Interstate Highway 45 in southern Texas, north of Houston. Factors that contributed to a purchase price resulting in goodwill include First Bank, N.A.’s historic record of earnings, strong local economic environment and opportunity for growth. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing August 1, 2015.

The assets acquired and liabilities assumed were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The acquisition was not considered to be a significant business combination. The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands):

Fair value of consideration paid:
Common stock issued (1,755,374 shares)	$59,648

Fair value of identifiable assets acquired:
Cash and cash equivalents	65,197
Securities available-for-sale	42,903
Loans	248,380
Identifiable intangible assets	2,343
Other assets	15,578

Total identifiable assets acquired	374,401

Fair value of liabilities assumed:
Deposits	343,583
Subordinated debt	13,125
Other liabilities	1,651

Total liabilities assumed	358,359

Fair value of net identifiable assets acquired	16,042

Goodwill resulting from acquisition	$43,606

Goodwill recorded in the acquisition was accounted for in accordance with the authoritative business combination guidance. Accordingly, goodwill will not be amortized, but will be tested for impairment annually. The goodwill recorded is not deductible for federal income tax purposes.

The subordinated debt of $13,125,000 was paid off August 3, 2015, subsequent to closing.

The fair value of total loans acquired was $248,380,000 at acquisition compared to contractual amounts of $252,458,000. The fair value of purchased credit impaired loans at acquisition was $1,398,000 compared to contractual amounts of $1,704,000. Additional purchased credit impaired loan disclosures were omitted due to immateriality. All other acquired loans were considered performing loans.

First Bank, N.A. had branches in Conroe, Magnolia, Montgomery, Tomball, Cut and Shoot and Huntsville, all located north of Houston, Texas.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:

•	general economic conditions, including our local, state and national real estate markets and employment trends;

•	volatility and disruption in national and international financial markets;

•	government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the capital ratios of Basel III as adopted by the federal banking authorities;

•	political instability;

•	the ability of the Federal government to address the national economy and the fiscal cliff;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	changes in commodity prices (e.g., oil and gas, cattle and wind energy);

•	our ability to attract deposits;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in compensation and benefit plans; and

•	acts of God or of war or terrorism.

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

Results of Operations

Performance Summary. Net earnings for the third quarter of 2015 were $25.89 million compared to $23.43 million for the same quarter in 2014, or a 10.48% increase.

Basic earnings per share for the third quarter of 2015 were $0.40 compared to $0.37 for the same quarter last year. The return on average assets was 1.61% for the third quarter of 2015, as compared to 1.71% for the same quarter of 2014. The return on average equity was 13.63% for the third quarter of 2015 as compared to 14.27% for the same quarter a year ago.

Net earnings for the nine-month period ended September 30, 2015 were $75.19 million compared to $66.97 million for the same period in 2014, or a 12.27% increase.

Basic earnings per share for the nine-month period ended September 30, 2015 were $1.16 compared to $1.05 for the same period in 2014. The return on average assets was 1.64% for the first nine months of 2015, as compared to 1.68% for the same period in 2014. The return on average equity was 13.99% for the first nine months of 2015, as compared to 14.24% a year ago.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $62.08 million for the third quarter of 2015, as compared to $53.70 million for the same period last year. The increase in 2015 compared to 2014 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $861.72 million for the third quarter of 2015 over the same period in 2014. Average loans, taxable securities and tax exempt securities increased $347.15 million, $206.59 million and $318.40 million, respectively, for the third quarter of 2015 over the third quarter of 2014. Average interest bearing liabilities increased $591.01 million for the third quarter of 2015, as compared to the same period in 2014. The yield on earning assets decreased 6 basis points during the third quarter of 2015, whereas the rate paid on interest-bearing liabilities decreased 2 basis points in the third quarter of 2015, primarily due to the effects of lower interest rates.

Tax-equivalent net interest income was $176.37 million for the first nine months of 2015, as compared to $158.47 million for the same period last year. The increase in 2015 compared to 2014 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $757.79 million for the first nine months of 2015 over the same period in 2014. Average loans, taxable securities and tax exempt securities increased $265.70 million, $228.21 million and $258.58 million, respectively, for the first nine months of 2015 over the same period in 2014. Average interest bearing liabilities increased $473.86 million for the first nine month period of 2015, as compared to the same period in 2014. The yield of earning assets decreased 16 basis points during the first nine months of 2015, whereas the rate paid on interest-bearing liabilities decreased 2 basis points in the first nine months of 2015, primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014			Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate

Short-term investments	$(14)	$(25)	$(39)	$25	$(111)	$(86)
Taxable investment securities	1,216	(776)	440	4,177	(2,707)	1,470
Tax-exempt investment securities (1)	3,842	(584)	3,258	9,438	(1,915)	7,523
Loans (1) (2)	4,323	396	4,719	9,924	(1,039)	8,885

Interest income	9,367	(989)	8,378	23,564	(5,772)	17,792

Interest-bearing deposits	139	(206)	(67)	377	(510)	(133)
Short-term borrowings	35	28	63	62	(30)	32

Interest expense	174	(178)	(4)	439	(540)	(101)

Net interest income	$9,193	$(811)	$8,382	$23,125	$(5,232)	$17,893

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the third quarter of 2015 was 4.13%, a decrease of 5 basis points from the same period in 2014. The net interest margin for the nine months ended September 30, 2015 was 4.10%, a decrease of 15 basis points from the same period in 2014. Although interest rates may increase later in 2015 or in 2016 and future years, we expect interest rates to remain at lower levels based on comments made by the Federal Reserve, which will continue the downward pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended September 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$50,417	$41	0.32%	$60,832	$80	0.52%
Taxable investment securities (2)	1,372,834	7,296	2.13	1,166,248	6,856	2.35
Tax-exempt investment securities (2)(3)	1,376,119	16,021	4.66	1,057,715	12,763	4.83
Loans (3)(4)	3,161,229	39,789	4.99	2,814,083	35,070	4.94

Total earning assets	5,960,599	$63,147	4.20%	5,098,878	$54,769	4.26%
Cash and due from banks	146,921			143,102
Bank premises and equipment, net	113,662			100,266
Other assets	51,208			43,670
Goodwill and other intangible assets, net	129,962			97,424
Allowance for loan losses	(39,579)			(36,093)

Total assets	$6,362,773			$5,447,247

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,295,411	$932	0.11%	$2,892,065	$999	0.14%
Short-term borrowings	572,431	133	0.09	384,768	70	0.07

Total interest-bearing liabilities	3,867,842	$1,065	0.11%	3,276,833	$1,069	0.13%
Noninterest-bearing deposits	1,687,285			1,470,682
Other liabilities	54,034			48,225

Total liabilities	5,609,161			4,795,740
Shareholders’ equity	753,612			651,507

Total liabilities and shareholders’ equity	$6,362,773			$5,447,247

Net interest income		$62,082			$53,700

Rate Analysis:
Interest income/earning assets			4.20%			4.26%
Interest expense/earning assets			0.07			0.08

Net yield on earning assets			4.13%			4.18%

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$63,833	$171	0.36%	$58,538	$257	0.59%
Taxable investment securities (2)	1,377,363	22,502	2.18	1,149,156	21,032	2.44
Tax-exempt investment securities (2)(3)	1,288,242	45,102	4.67	1,029,661	37,579	4.87
Loans (3)(4)	3,016,686	111,632	4.95	2,750,983	102,747	4.99

Total earning assets	5,746,124	$179,407	4.17%	4,988,338	$161,615	4.33%
Cash and due from banks	146,676			142,023
Bank premises and equipment, net	107,394			97,436
Other assets	48,244			43,457
Goodwill and other intangible assets, net	108,478			97,458
Allowance for loan losses	(38,447)			(35,276)

Total assets	$6,118,469			$5,333,436

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,231,925	$2,761	0.11%	$2,859,269	$2,894	0.14%
Short-term borrowings	507,011	281	0.07	405,811	249	0.08

Total interest-bearing liabilities	3,738,936	$3,042	0.11%	3,265,080	$3,143	0.13%
Noninterest-bearing deposits	1,607,931			1,397,909
Other liabilities	53,077			41,473

Total liabilities	5,399,944			4,704,462
Shareholders’ equity	718,525			628,974

Total liabilities and shareholders’ equity	$6,118,469			$5,333,436

Net interest income		$176,365			$158,472

Rate Analysis:
Interest income/earning assets			4.17%			4.33%
Interest expense/earning assets			0.07			0.08

Net yield on earning assets			4.10%			4.25%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the third quarter of 2015 was $20.45 million, an increase of $3.12 million compared to the same quarter in 2014. Real estate mortgage fees increased $1.66 million, ATM, interchange and credit card fees increased $701 thousand, service charges on deposit accounts increased $251 thousand and trust fees increased $46 thousand in the third quarter of 2015 compared to the same period in 2014. The increase in real estate mortgage fees primarily resulted from a stronger mortgage market and the Company’s asset purchase of 4Trust Mortgage, Inc. on May 31, 2015. The increases in ATM, interchange and credit card fees are primarily a result of increases in the number of net new accounts and debit cards boosted by the acquisition of First Bank, N.A., Conroe on July 31, 2015. The increase in service charges was also related to the increase in the number of net new accounts. The increase in trust fees resulted from an increase in assets under management over the prior year offsetting the effect of the decline in oil and gas prices that reduced related trust fees by $248 thousand compared to the same quarter in 2014. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $3.83 billion at September 30, 2015 as compared to $3.66 billion a year ago.

Noninterest income for the nine-month period ended September 30, 2015 was $54.15 million, an increase of $4.55 million over the same period in 2014. Real estate mortgage fees increased $2.49 million, ATM, interchange and credit card fees increased $1.92 million, and trust fees increased $392 thousand in the first nine months of 2015 compared to the same period in 2014. The increase in real estate mortgage fees primarily resulted from a stronger mortgage market and the Company’s asset purchase of 4Trust Mortgage, Inc. on May 31, 2015. The increases in ATM, interchange and credit card fees are primarily a result of increases in the number of net new accounts and debit cards. The increase in trust fees resulted from an increase in assets under management over the prior year offsetting the effect of the decline in oil and gas prices that reduced related trust fees by $754 thousand compared to the same period in 2014. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $3.83 billion at September 30, 2015 as compared to $3.66 billion a year ago.

Offsetting these increases was a decrease in net gains on sales of foreclosed assets from 2014 to 2015 of $794 thousand. Also included in the noninterest income in the first nine months of 2014 was a $605 thousand gain on the settlement of a bank owned life insurance contract.

Table 3 - Noninterest Income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014

Trust fees	$4,818	$46	$4,772	$14,289	$392	$13,897
Service charges on deposit accounts	4,653	251	4,402	12,442	(181)	12,623
ATM, interchange and credit card fees	5,794	701	5,093	16,209	1,918	14,291
Real estate mortgage operations	3,742	1,663	2,079	7,321	2,486	4,835
Net gain (loss) on sale of available-for-sale securities	136	135	1	380	384	(4)
Net gain (loss) on sale of foreclosed assets	28	(277)	305	10	(794)	804

Other:
Check printing fees	59	4	55	169	11	158
Safe deposit rental fees	112	(3)	115	416	(7)	423
Credit life and debt protection fees	177	128	49	534	419	115
Brokerage commissions	210	(2)	212	577	(93)	670
Interest on loan recoveries	323	273	50	834	397	437
Gain on sale of assets	(11)	20	(31)	(11)	(26)	15
Miscellaneous income	405	183	222	982	(355)	1,337

Total other	1,275	603	672	3,501	346	3,155

Total Noninterest Income	$20,446	$3,122	$17,324	$54,152	$4,551	$49,601

Noninterest Expense. Total noninterest expense for the third quarter of 2015 was $39.97 million, an increase of $5.93 million as compared to the same quarter in 2014. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the third quarter of 2015 was 48.44%, compared to 47.93% in the same quarter last year.

Salaries and employee benefits for the third quarter of 2015 totaled $21.65 million, an increase of $3.70 million compared to the same quarter in 2014. The increase was largely the result of the addition of employees in compliance-related areas, the addition of 4Trust Mortgage and First Bank employees and annual pay increases.

All other categories of noninterest expense for the third quarter of 2015 totaled $18.33 million, an increase of approximately $2.24 million as compared to the same quarter in 2014. Included in noninterest expense in the third quarter of 2015 were technology contract termination and conversion related costs totaling $1.14 million related to the First Bank acquisition. Also contributing to the increase in noninterest expense in the third quarter of 2015 when compared to the same quarter in 2014 were increases in net occupancy and equipment expenses of $753 thousand and $356 thousand, respectively. These increases primarily resulted from the addition of several new branches and the 4Trust Mortgage and First Bank acquisitions.

Total noninterest expense for the nine months ended September 30, 2015 was $109.12 million compared to $101.49 million in the same period of 2014. Our efficiency ratio for the first nine months of 2015 was 47.34%, compared to 48.78% from the same period in 2014.

Salaries and employee benefits for the first nine months of 2015 totaled $59.09 million, an increase of $6.45 million compared to the same period in 2014. The increase was largely the result of the addition of employees in compliance-related areas, the addition of 4Trust Mortgage and First Bank employees and annual pay increases.

All other categories of noninterest expense for the first nine months of 2015 totaled $50.04 million, an increase of approximately $1.19 million as compared to the same period in 2014. Included in noninterest expense for the nine-months ended September 30, 2015 were technology contract termination and conversion related costs totaling $1.14 million related to the First Bank acquisition. Also contributing to the increase in noninterest expense in the first nine months of 2015 when compared to the same period in 2014 were increases in legal, net occupancy and equipment expenses of $841 thousand, $836 thousand and $960 thousand, respectively. The increase in legal fees was primarily associated with the Company’s acquisition activities. The increases in net occupancy and equipment expenses largely resulted from the addition of several new branches and the 4Trust Mortgage and First Bank acquisitions.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014

Salaries	$16,627	$3,047	$13,580	$45,378	$5,755	$39,623
Medical	1,455	310	1,145	3,882	(164)	4,046
Profit sharing	1,641	45	1,596	4,190	382	3,808
Pension	83	(24)	107	232	(89)	321
401(k) match expense	542	112	430	1,513	224	1,289
Payroll taxes	1,118	200	918	3,348	329	3,019
Stock option expense	182	8	174	543	11	532

Total salaries and employee benefits	21,648	3,698	17,950	59,086	6,448	52,638

Net occupancy expense	3,050	753	2,297	7,640	836	6,804
Equipment expense	3,114	356	2,758	9,005	960	8,045
FDIC assessment fees	819	126	693	2,316	281	2,035
ATM, interchange and credit card expense	1,509	(310)	1,819	4,844	(151)	4,995
Professional and service fees	1,148	(57)	1,205	3,370	121	3,249
Printing, stationery and supplies	594	(38)	632	1,662	(298)	1,960
Amortization of intangible assets	200	138	62	362	152	210

Other:
Data processing fees	823	747	76	1,019	800	219
Postage	433	13	420	1,262	10	1,252
Advertising	919	1	918	2,509	(212)	2,721
Correspondent bank service charges	238	16	222	686	20	666
Telephone	603	88	515	1,577	(39)	1,616
Public relations and business development	645	(28)	673	1,893	183	1,710
Directors’ fees	295	102	193	777	116	661
Audit and accounting fees	468	29	439	1,289	46	1,243
Legal fees	325	104	221	1,432	841	591
Regulatory exam fees	265	33	232	776	85	691
Travel	384	130	254	908	216	692
Courier expense	194	(41)	235	619	19	600
Operational and other losses	397	4	393	907	(2,563)	3,470
Other real estate	36	(92)	128	108	(289)	397
Other miscellaneous expense	1,866	161	1,705	5,075	51	5,024

Total other	7,891	1,267	6,624	20,837	(716)	21,553

Total Noninterest Expense	$39,973	$5,933	$34,040	$109,122	$7,633	$101,489

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of September 30, 2015, total loans held for investment were $3.27 billion, an increase of $337.63 million, as compared to December 31, 2014. As compared to December 31, 2014, commercial loans increased $58.45 million, agricultural loans decreased $6.46 million, real estate loans increased $265.15 million, and consumer loans increased $20.49 million. The acquisition of First Bank accounted for $248.38 million of the increase in loans. Loans averaged $3.16 billion during the third quarter of 2015, an increase of $347.15 million from the prior year third quarter average balances. Loans averaged $3.02 billion during the nine-month period ended September 30, 2015, an increase of $265.70 million from the prior year nine-month average balances.

Table 5 - Composition of Loans (in thousands):

	September 30,		December 31, 2014
	2015	2014

Commercial	$698,406	$612,092	$639,954
Agricultural	99,232	86,718	105,694
Real estate	2,088,002	1,774,639	1,822,854
Consumer	381,177	354,981	360,686

Total loans held-for-investment	$3,266,817	$2,828,430	$2,929,188

At September 30, 2015, our real estate loans represent approximately 63.92% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 44.90%, (ii) commercial real estate loans of 26.04%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 14.96%, (iv) residential development and construction loans of 9.36%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 4.74%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $21.61 million, $11.27 million and $8.80 million at September 30, 2015 and 2014, and December 31, 2014, respectively, which were recorded at cost as fair value approximated cost.

Asset Quality. The loan portfolio of our bank subsidiary is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing and restructured loans plus foreclosed assets were $22.74 million at September 30, 2015, as compared to $23.63 million at September 30, 2014 and $21.72 million at December 31, 2014. As a percent of loans and foreclosed assets, these assets were 0.69% at September 30, 2015, as compared to 0.83% at September 30, 2014 and 0.74% at December 31, 2014. As a percent of total assets, these assets were 0.35% at September 30, 2015 as compared to 0.42% at September 30, 2014 and 0.37% at December 31, 2014. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at September 30, 2015.

Table 6 – Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	September 30,		December 31, 2014
	2015	2014

Non-accrual loans*	$21,788	$22,093	$20,194
Loans still accruing and past due 90 days or more	49	263	261
Troubled debt restructured loans**	204	—	226
Foreclosed assets	701	1,273	1,035

Total	$22,742	$23,629	$21,716

As a % of loans and foreclosed assets	0.69%	0.83%	0.74%
As a % of total assets	0.35%	0.42%	0.37%

*	Includes $2.42 million, $2.38 million and $2.15 million of purchased credit impaired loans as of September 30, 2015 and 2014, and December 31, 2014, respectively.
**	Troubled debt restructured loans of $6.46 million, $10.11 million and $9.07 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at September 30, 2015 and 2014, and December 31, 2014, respectively.

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

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $2.66 million for the third quarter of 2015, as compared to $896 thousand for the third quarter of 2014. The provision for loan losses was $5.51 million for the nine month period ended September 30, 2015, as compared to $3.71 million for the same period in 2014. The continued provision for loan losses in 2015 and 2014 reflects the overall growth in loans and continuing levels of nonperforming and classified assets, including those related to the oil and gas industry. The Company’s direct exposure to the oil and gas industry remained at approximately 2.8% of total loans at September 30, 2015, consistent with December 31, 2014 year-end levels. As a percent of average loans, net loan charge-offs were 0.16% for the third quarter of 2015 compared to 0.06% during the third quarter of 2014. As a percent of average loans, net loan charge-offs were 0.08% for the first nine months of 2015, compared to 0.06% for the first nine months of 2014. The allowance for loan losses as a percent of loans was 1.23% as of September 30, 2015, as compared to 1.25% as of December 31, 2014 and 1.28% as of September 30, 2014. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Allowance for loan losses at period-end	$40,420	$36,388	$40,420	$36,388

Loans held for investment at period-end	3,266,817	2,828,430	3,266,817	2,828,430
Average loans for period	3,161,229	2,814,083	3,016,686	2,750,983

Net charge-offs/average loans (annualized)	0.16%	0.06%	0.08%	0.06%
Allowance for loan losses/period-end loans	1.23%	1.28%	1.23%	1.28%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	183.39%	162.77%	183.29%	162.77%

Interest-Bearing Deposits in Banks. At September 30, 2015, our interest-bearing deposits in banks were $8.76 million compared with $103.23 million and $71.33 million as of September 30, 2014 and December 31, 2014, respectively. At September 30, 2015, interest-bearing deposits in banks included $4.49 million invested in FDIC-insured certificates of deposit, $4.01 million maintained at the Federal Reserve Bank of Dallas and $252 thousand on deposit with the FHLB.

Available-for-Sale and Held-to-Maturity Securities. At September 30, 2015, securities with a fair value of $2.74 billion were classified as securities available-for-sale and securities with an amortized cost of $286 thousand were classified as securities held-to-maturity. As compared to December 31, 2014, the available-for-sale portfolio at September 30, 2015 reflected (i) an increase of $25.44 million in obligations of U.S. government sponsored enterprises and agencies, (ii) an increase of $269.52 million in obligations of states and political subdivisions, (iii) a decrease of $7.45 million in corporate bonds and other, (iv) an increase of $23.58 million in mortgage-backed securities and (v) an increase of $10.40 million in U.S. Treasury securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at September 30, 2015 and 2014, and December 31, 2014.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at September 30, 2015 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$—	—%	$10,917	1.12%	$—	—%	$—	—%	$10,917	1.12%
Obligations of U.S. government sponsored enterprises and agencies	37,760	1.17	117,437	1.27	—	—	—	—	155,197	1.25
Obligations of states and political subdivisions	69,090	4.35	596,309	5.13	767,254	4.86	4,498	7.78	1,437,151	4.96
Corporate bonds and other securities	29,055	1.78	62,254	2.93	—	—	—	—	91,309	2.56
Mortgage-backed securities	2,258	4.46	833,255	2.30	207,134	2.43	132	2.14	1,042,779	2.33

Total	$138,163	2.94%	$1,620,172	3.28%	$974,388	4.35%	$4,630	7.62%	$2,737,353	3.65%

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

As of September 30, 2015, the investment portfolio had an overall tax equivalent yield of 3.65%, a weighted average life of 4.43 years and modified duration of 3.95 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $5.10 billion as of September 30, 2015, as compared to $4.46 billion as of September 30, 2014 and $4.75 billion as of December 31, 2014. Table 9 provides a breakdown of average deposits and rates paid for the three and nine-month periods ended September 30, 2015 and 2014.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended September 30,
	2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,687,285	—%	$1,470,682	—%

Interest-bearing deposits:
Interest-bearing checking	1,617,367	0.09	1,317,199	0.10
Savings and money market accounts	1,042,610	0.06	897,391	0.06
Time deposits under $100,000	273,734	0.21	277,113	0.25
Time deposits of $100,000 or more	361,700	0.32	400,362	0.34

Total interest-bearing deposits	3,295,411	0.11%	2,892,065	0.14%

Total average deposits	$4,982,696		$4,362,747

	Nine Months Ended September 30,
	2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,607,931	—%	$1,397,909	—%

Interest-bearing deposits:
Interest-bearing checking	1,601,087	0.09	1,307,362	0.11
Savings and money market accounts	1,004,584	0.06	869,072	0.06
Time deposits under $100,000	263,031	0.21	283,469	0.23
Time deposits of $100,000 or more	363,223	0.31	399,366	0.31

Total interest-bearing deposits	3,231,925	0.11%	2,859,269	0.14%

Total average deposits	$4,839,856		$4,257,178

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $500.90 million and $341.91 million at September 30, 2015 and 2014, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $572.43 million and $384.77 million in the third quarters of 2015 and 2014, respectively. The weighted average interest rate paid on these short-term borrowings was 0.09% and 0.07% for the third quarters of 2015 and 2014, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $507.01 million and $405.81 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The weighted average interest rate paid on these short-term borrowings was 0.07% and 0.08% for the first nine months of 2015 and 2014, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $792.03 million, or 12.25% of total assets at September 30, 2015, as compared to $658.77 million, or 11.81% of total assets, at September 30, 2014. Included in shareholders’ equity at September 30, 2015 and September 30, 2014, were $53.37 million and $43.22 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the third quarter of 2015, total shareholders’ equity averaged $753.61 million, or 11.84% of average assets, as compared to $651.51 million, or 11.96% of average assets, during the same period in 2014. For the nine-months ended September 30, 2015, total shareholders’ equity averaged $718.53, or 11.74%, as compared to $628.97 million, or 11.79%, of total assets during the same period in 2014.

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

As of September 30, 2015 and December 31, 2014, we had a total risk-based capital ratio of 16.78% and 17.16%, a Tier 1 capital to risk-weighted assets ratio of 15.73% and 16.05% and a Tier 1 leverage ratio of 9.96% and 9.89%, respectively. At September 30, 2015, we had a common equity Tier 1 to risk-weighted assets ratio of 15.73%. The regulatory capital ratios as of September 30, 2015 were calculated under Interim Final Basel III rules and the regulatory capital ratios as of December 31, 2014 were calculated under Basel I rules. There is no threshold for well-capitalized status for bank holding companies.

As of September 30, 2015 and December 31, 2014, the regulatory capital ratios of the Company and Bank exceeded the required minimums, as seen in the table below (dollars in thousands):

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2015:
Total Capital (to Risk-Weighted Assets):
Consolidated	$655,429	17%	≥ $314,032	≥ 8%	N/A
First Financial Bank, N.A.	$567,379	14%	≥ $313,379	≥ 8%	≥ $391,724	≥ 10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$614,184	16%	≥ $157,016	≥ 4%	N/A
First Financial Bank, N.A.	$526,134	13%	≥ $156,689	≥ 4%	≥ $235,034	≥ 6%

Common Equity Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$614,184	16%	≥ $157,016	≥ 4%	N/A
First Financial Bank, N.A.	$526,134	13%	≥ $156,689	≥ 4%	≥ $235,034	≥ 6%

Tier 1 Capital (to Average Assets) – Leverage:
Consolidated	$614,184	10%	≥ $185,088	≥ 3%	N/A
First Financial Bank, N.A.	$526,134	8%	≥ $188,281	≥ 3%	≥ $313,802	≥ 5%

As of December 31, 2014:
Total Capital (to Risk-Weighted Assets):
Consolidated	$587,094	17%	≥ $273,764	≥ 8%	N/A
First Financial Bank, N.A.	$492,668	14%	≥ $272,318	≥ 8%	≥ $340,397	≥ 10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$549,124	16%	≥ $136,882	≥ 4%	N/A
First Financial Bank, N.A.	$454,698	13%	≥ $136,159	≥ 4%	≥ $204,238	≥ 6%

Tier1 Capital (to Average Assets) – Leverage:
Consolidated	$549,124	10%	≥ $166,489	≥ 3%	N/A
First Financial Bank, N.A.	$454,698	8%	≥ $165,598	≥ 3%	≥ $275,996	≥ 5%

We have performed a preliminary assessment using the regulatory capital estimation tool made available by the OCC and believe the Company is prepared to meet the new requirements upon full adoption of the Basel III Notice of Proposed Rulemaking.

Our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income (“AOCI”) from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

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

As of September 30, 2015, the model simulations projected that 100 and 200 basis point increases in interest rates would result in variances in net interest income of 0.15% and (0.03%), respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 50 basis points would result in a variance in net interest income of (2.57%) relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 50 basis points as of September 30, 2015 remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $500.90 million at September 30, 2015, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 30, 2017 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At September 30, 2015, there were no amounts drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $931.80 million, at September 30, 2015, secured by portions of our loan portfolio and certain investment securities. At September 30, 2015, $170.03 million in advances and $5.00 million in letters of credit issued by the FHLB were outstanding under this line of credit. The letters of credit were pledged as collateral for public funds held by our subsidiary bank.

The Company renewed its loan agreement, effective June 30, 2015, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2017, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2017. If a balance exists at June 30, 2017, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at September 30, 2015. There was no outstanding balance under the line of credit as of September 30, 2015 or December 31, 2014.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at the Company, which totaled $78.50 million at September 30, 2015, investment securities which totaled $12.07 million at September 30, 2015 which matures over 8 to 15 years, available dividends from our subsidiaries which totaled $125.86 million at September 30, 2015, utilization of available lines of credit, and future debt or equity offerings, are expected to be the source of funding for these potential acquisitions or expansions.

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

Table 10 – Commitments as of September 30, 2015 (in thousands):

Total Notional Amounts Committed

Unfunded lines of credit	$458,417
Unfunded commitments to extend credit	158,910
Standby letters of credit	36,589

Total commercial commitments	$653,916

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2015, approximately $125.86 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $28.00 million and $34.00 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income as defined in such loan agreement. The cash dividend payout ratios have amounted to 39.63% and 39.21% of net earnings for the first nine months of 2015 and the same period in 2014, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 28, 2015, the Board of Directors declared a $0.16 per share cash dividend that was paid July 1, 2015 to shareholders of record on June 16, 2015. This represented a 14.29 percent increase in quarterly dividends over the third quarter of 2014.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

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

FIRST FINANCIAL BANKSHARES, INC.

Date: October 28, 2015	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: October 28, 2015	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer