Form 10-K
period 2015-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2016-02-19
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $2.12 billion.

As of February 19, 2016, there were 66,024,479 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the proxy statement for our 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

i

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those listed in “Item 1A-Risk Factors” and the following:

•	general economic conditions, including our local, state and national real estate markets and employment trends;

•	volatility and disruption in national and international financial markets;

•	government intervention in the U.S. financial system, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the capital ratios of Basel III as adopted by the federal banking authorities;

•	political instability;

•	the ability of the Federal government to address the national economy and the fiscal cliff;

•	competition from other financial institutions and financial holding companies;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”);

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of inherent loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	changes in commodity prices (e.g., oil and gas, cattle, and wind energy);

•	our ability to attract deposits;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	cyber attacks on our technology information systems;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in our compensation and benefit plans; and

•	acts of God or of war or terrorism.

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

General

First Financial Bankshares, Inc., a Texas corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Federal Reserve Board, as well as several other bank regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. In addition, on May 31, 2013, we acquired Orange Savings Bank, SSB and merged Orange Savings Bank, SSB with and into First Financial Bank, National Association, our subsidiary bank. On July 31, 2015, we acquired FBC Bancshares, Inc., and its wholly owned subsidiary, First Bank, N.A., Conroe, Texas and merged these entities with and into the Company and our subsidiary bank, respectively. We also completed an asset purchase of 4Trust Mortgage, Inc. on June 1, 2015 that significantly increased our residential mortgages/loan originations that are sold in the secondary market. On January 1, 2015, our technology subsidiary, First Technology Services, Inc., was contributed to our bank subsidiary, First Financial Bank, National Association, Abilene, Texas, and therefore became an indirect subsidiary of the Company. As of December 31, 2015, our subsidiaries are:

•	First Financial Bank, National Association, Abilene, Texas;

•	First Technology Services, Inc., Abilene, Texas, wholly owned subsidiary of First Financial Bank, National Association, Abilene, Texas;

•	First Financial Trust & Asset Management Company, National Association, Abilene, Texas;

•	First Financial Insurance Agency, Inc., Abilene, Texas; and

•	First Financial Investments, Inc., Abilene, Texas.

Through our subsidiaries, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of December 31, 2015, we had 70 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Conroe, Huntsville, Stephenville, and Granbury, and one location each in Acton, Albany,

Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Keller, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas.

Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Although we consolidated our bank charters into one charter, we continue to regionally manage our operations with local advisory boards of directors, local bank region presidents and local decision-making. We have consolidated many of the backroom operations, such as investment securities, accounting, check processing, technology and employee benefits, which improves our efficiency and frees management of our bank regions to concentrate on serving the banking needs of their local communities. On December 1, 2015, we announced that we have combined, effective January 1, 2016, our Huntsville and Conroe Regions and our Abilene, Sweetwater and Eastland Regions. Also, the Company established a Fort Worth Region that previously was a branch of our Weatherford Region.

In the past, we have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 26.9 million residents, Texas has more people than any other state except California. The population of Texas grew 20.1% from 2004-2014 according to the U.S. Census Bureau. Many of the communities in which we operate are also experiencing positive growth as shown below:

Population Growth 2004-2014*

Bridgeport and Wise County	19.4%
Fort Worth and Tarrant County	21.4%
Cleburne and Johnson County	14.4%
Granbury and Hood County	19.6%

Weatherford, Willow Park, Aledo and Parker County	30.3%
Stephenville and Erath County	15.9%
Conroe and Montgomery County	47.0%

*	Source: U. S. Census Bureau

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

Over the years, we have grown in three ways: by growing internally, by opening new branch locations and by acquiring other banks. Since 1997, we have completed twelve bank acquisitions and have increased our total assets from $1.57 billion to $6.67 billion as of December 31, 2015. We have also established a trust and asset management company and a technology services company. First Financial Trust and Asset Management Company, National Association operates as a subsidiary of First Financial Bankshares, Inc. and First Technology Services, Inc. operates as a subsidiary of First Financial Bank, National Association, Abilene, Texas. Looking ahead, we intend to continue to grow organically by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, so we can provide more convenient service to our customers, and we are actively pursuing acquisition opportunities by calling on banks that we are interested in possibly acquiring.

When targeting a bank for acquisition, the subject bank generally needs to be well managed and profitable, while being located in the type of community that fits our profile. We like growing communities with good amenities – schools, infrastructure, commerce and lifestyle. We prefer non-metropolitan markets, either around Dallas/Fort Worth, Houston, San Antonio or Austin or along the Interstate 35, 45, 10 and 20 corridors in Texas. We might also consider the acquisition of banks in East Texas, the Texas Hill Country area or in states contiguous to Texas. Banks between $300 million and $1.0 billion in asset size fit our “sweet spot” for acquisition, but we would consider banks that are larger or smaller, or that are in other areas of Texas if we believe they would be a good fit for our Company.

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

First Financial Bankshares, Inc.

We provide management, technical resources and policy direction to our subsidiaries, which enable them to improve or expand their services while continuing their local activity and identity. Each of our subsidiaries operates under the day-to-day management of its own board of directors and officers, including advisory boards of directors for our bank regions. We provide resources and policy direction in, among other things, the following areas:

•	asset and liability management;

•	investments;

•	accounting;

•	budgeting;

•	training;

•	marketing;

•	planning;

•	risk management;

•	loan review;

•	loan analysis;

•	human resources;

•	insurance;

•	capitalization;

•	regulatory compliance; and

•	internal audit.

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

Services Offered by Our Subsidiaries

Our subsidiary bank, First Financial Bank, National Association, is a separate legal entity that operates under the day-to-day management of its board of directors and officers. Our multiple banking regions, which operate under our subsidiary bank, each have separate advisory boards that make recommendations and provide assistance to regional management of the bank regarding the operations of their respective region. Each of our bank regions provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, remote deposit capture, internet banking, mobile banking, payroll cards, transmitting funds, and performing other customary commercial banking services. We also conduct full service trust activities through First Financial Trust & Asset

Management Company, National Association, our trust company. Our trust company has nine locations which are located in Abilene, Fort Worth, Lubbock, Odessa, Beaumont, Hereford, San Angelo, Stephenville and Sweetwater, all in Texas. Through our trust company, we offer personal trust services, which include the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs. In addition, we provide securities brokerage services through arrangements with an unrelated third party in our Abilene, Cleburne, San Angelo, Southlake, Stephenville and Weatherford banking regions.

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

Employees

Including all of our subsidiaries, we employed approximately 1,270 full-time equivalent employees at December 31, 2015. Our management believes that our employee relations have been and will continue to be good.

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

National Banking Associations. Banks organized as national banking associations under the National Bank Act are subject to regulation and examination by the Office of the Comptroller of the Currency, or OCC. Effective December 30, 2012, we consolidated our then eleven bank charters into one, that being our Abilene charter. As a result, the OCC now supervises, regulates and regularly examines the following subsidiaries:

•	First Financial Bank, National Association, Abilene, Texas;

•	First Financial Trust & Asset Management Company, National Association; and

•	First Technology Services, Inc. (a wholly owned subsidiary of First Financial Bank, National Association)

The OCC’s supervision and regulation of banks is primarily intended to protect the interests of depositors. The National Bank Act:

•	requires each national banking association to maintain reserves against deposits;

•	restricts the nature and amount of loans that may be made and the interest that may be charged; and

•	restricts investments and other activities.

Deposit Insurance Coverage and Assessments

Our subsidiary bank is a member of the FDIC. Through the DIF, the FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions up to applicable limits (currently, $250,000 per depositor).

Our subsidiary bank must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. As of December 31, 2015, the assessment rate for our subsidiary bank was at the lowest risk-based premium available, which was 5.00% of the assessment base per annum.

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

Our subsidiaries paid aggregate dividends to us of $51.20 million in 2015 and $34.00 million in 2014. Under the dividend restrictions discussed above, as of December 31, 2015, our subsidiaries could have declared in the aggregate additional dividends of approximately $129.31 million from retained net profits, without obtaining regulatory approvals.

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

Capital

Bank Holding Companies and Financial Holding Companies. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and financial holding companies. Under these guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The ratio of total capital to risk weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) must be a minimum of eight percent. At least half of the total capital is to be composed of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill, which is collectively referred to as Tier 1 Capital. The remainder of total capital may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. These guidelines will change over the next several years as the new Basel III rules are implemented. See “Capital Adequacy Requirements under Basel III” below.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and financial holding companies. Bank holding companies and financial holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum Tier 1 Capital leverage ratio (Tier 1 Capital to average assets for the current quarter, less goodwill) of three percent. Bank holding companies and financial holding companies that do not have the highest regulatory rating will generally be required to maintain a higher Tier 1 Capital leverage ratio of three percent plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies and financial holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions. Such strong capital positions must be kept substantially above the minimum supervisory levels without significant reliance on intangible assets (e.g., goodwill and core deposit intangibles). As of December 31, 2015, our capital ratios were as follows: (1) Tier 1 Capital to Risk-Weighted Assets Ratio, 15.90%; (2) Total Capital to Risk-Weighted Assets Ratio, 16.97%; and (3) Tier 1 Capital Leverage Ratio, 9.96%. At December 31, 2015, we had a Common Equity Tier 1 to Risk-Weighted Assets Ratio of 15.90%.

Banks. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established five capital tiers with respect to depository institutions: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, including (1) risk-based capital measures, (2) a leverage ratio capital measure and (3) certain other factors. Regulations establishing the specific capital tiers provide that a “well-capitalized” institution will have a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a Tier 1 leverage ratio of five percent or greater, and not be subject to any written regulatory enforcement agreement, order, capital directive or prompt corrective action derivative. For an institution to be “adequately capitalized,” it will have a total risk-based capital ratio of eight percent or greater, a Tier 1 risk-based capital ratio of four percent or greater, and a Tier 1 leverage ratio of four percent or greater (in some cases three percent). For an institution to be “undercapitalized,” it will have a total risk-based capital ratio that is less than eight percent, a Tier 1 risk-based capital ratio less than four percent or a Tier 1 leverage ratio less than four percent (or a leverage ratio less than three percent if the institution’s composite rating is 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). For an institution to be “significantly undercapitalized,” it will have a total risk-based capital ratio less than six percent, a Tier 1 risk-based capital ratio less than three percent, or a Tier 1 leverage ratio less than three percent. For an institution to be “critically undercapitalized,” it will have a ratio of tangible equity to total assets equal to or less than two percent. FDICIA requires federal banking agencies to take “prompt corrective action” against depository institutions that do not meet minimum capital requirements. The various regulatory agencies, including the OCC, have adopted substantially similar regulations that define the five categories identified by FDICIA, using the total risk-based capital, Tier 1 risk based capital and Tier 1 leverage ratios as relevant capital measures. Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2015.

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

The Basel III Rules also establish a fully-phased “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, results in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including our subsidiary bank, if their capital levels do not meet certain thresholds. These revisions were effective January 1, 2015. The prompt corrective action rules were modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions are required to meet the following capital levels in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).

The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights are assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

In addition, the final rule includes certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks were required to make this election by their March 31, 2015 quarterly financial filings with the appropriate federal regulator to opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. The Company made in its March 31, 2015 quarterly filing, a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company would not have made this election, unrealized gains and losses would have been included in the calculation of its regulatory capital. Overall, the rule provides some important concessions for smaller, less complex financial institutions.

The Basel III Rules generally became effective beginning January 1, 2015. The conservation buffer began to be phased in beginning in January 2016 and will take full effect on January 1, 2019. Certain calculations under the Basel III Rules also have phase-in periods. The Company has complied with the final Basel III Rules since January 1, 2015.

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

The CFPB has already finalized rules relating to, among other things, remittance transfers under the Electronic Fund Transfer Act, which requires companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. These new rules became effective in October 2013. The CFPB has also amended certain rules under Regulation C relating to home mortgage disclosure to reflect a change in the asset-size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amended the Truth in Lending Act (Regulation Z). Regulation Z prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer’s ability to repay the loan. The final amended rule implemented sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implemented section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act, which was enacted in July 2010, effected a fundamental restructuring of federal banking regulation. In addition to those provisions discussed above, among the Dodd-Frank Act provisions that have affected us are the following:

•	creation of a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms;

•	elimination of the federal statutory prohibition against the payment of interest on business checking accounts;

•	prohibition on state-chartered banks engaging in derivatives transactions unless the loans to one borrower of the state in which the bank is chartered takes into consideration credit exposure to derivative transactions. For this purpose, derivative transactions include any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodity securities, currencies, interest or other rates, indices or other assets;

•	requirement that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.21 per transaction and 5 basis points multiplied by the value of the transaction. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks; and

•	restrictions under the Volcker Rule of the Company’s ability to engage in proprietary trading and to invest in, sponsor and engage in certain types of transactions with certain private funds. The Company had until July 15, 2015 to fully conform to the Volcker Rules restrictions.

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

The significant decline and volatility in oil and gas prices has resulted in uncertainty about the Texas economy. While we consider our exposure to credits related to the oil and gas industry to not be significant, at approximately 2.9% of total loans as of December 31, 2015, should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in our Texas markets could be negatively affected, which could have a material adverse affect on our business, financial condition and results of operations.

In our business, we must effectively manage our credit risk.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. We may experience significant loan losses, which could have a material adverse effect on our operating results and financial condition. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of our loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of our loan portfolio through our internal loan review process and other relevant factors.

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

Extended drought conditions, severe weather and natural disasters and other adverse external events could have a significant impact on the Company’s ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of the collateral securing our loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which in turn, could have a material adverse effect on the Company’s business, financial condition and result of operations.

Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, which could depress our net income and growth.

Our loan portfolio includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and a slowdown in housing. If we see negative economic conditions develop in the United States as a whole or in the portions of Texas that we serve, we could experience higher delinquencies and loan charge-offs, which would reduce our net income and adversely affect our financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce our earnings and adversely affect our financial condition.

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

The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increases capital ratios for all banking organizations and introduces a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. Accordingly, accumulated other comprehensive income is excluded from our regulatory capital calculations. The final rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments such as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period.

The final rule became effective for us on January 1, 2015. As of December 31, 2015, we met all of these new requirements, including the full capital conservation buffer.

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

We are subject to liquidity risk.

The Company requires liquidity to meet our deposit and other obligations as they come due. The Company’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or the general economy. Factors that could reduce its access to liquidity sources include a downturn in the Texas market, difficult credit markets or adverse regulatory actions against the Company. The Company’s access to deposits may also be affected by the liquidity needs of its depositors. In particular, a substantial majority of the Company’s liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of its assets are loans, which cannot be called or sold in the same time frame. The Company may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of its depositors sought to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Company’s business, financial condition and result of operations.

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

Assuming we are able to successfully complete one or more transactions, we may not be able to successfully integrate and realize the expected synergies from any completed transaction in a timely manner or at all. In particular, we may be charged by federal and state regulators with regulatory and compliance failures at an acquired business prior to the date of the acquisition, and these failures by the acquired company may have negative consequences for us, including the imposition of formal or informal enforcement actions. Completion and integration of any transaction may also divert management’s attention from other matters, result in additional costs and expenses, or adversely affect our relationships with our customers and employees, any of which may adversely affect our business or results of operations. As a result, our financial condition may be affected, and we may become more susceptible to general economic conditions and competitive pressures.

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

As of December 31, 2015, we had $144.45 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	new reports relating to trends, concerns and other issues in the financial services industry or Texas economy, including oil and gas prices;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations involving the Company or its competitors; and

•	changes in government regulations, including tax laws.

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

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease four spaces in buildings owned by First Financial Bank, National Association, Abilene totaling approximately 8,300 square feet. Our subsidiaries collectively own 64 banking facilities, some of which are detached drive-ins, and also lease 11 banking facilities and 16 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiaries’ requirements for the foreseeable future.

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

Record Holders

As of February 1, 2016, we had approximately 1,100 shareholders of record.

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

Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the SNL Bank Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $5 billion to $10 billion in total assets, for a five-year period (December 31, 2010 to December 31, 2015). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2010, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represent the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

First Financial Bankshares, Inc.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
First Financial Bankshares, Inc.	100.00	100.86	121.02	208.96	192.34	198.17
Russell 3000	100.00	101.03	117.61	157.07	176.79	177.64
SNL Bank $5B-$10B Index	100.00	99.24	116.73	180.10	185.52	211.33

Source : SNL Financial LC, Charlottesville, VA

© 2016

www.snl.com

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates information required to be disclosed by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$221,623	$198,539	$176,369	$159,796	$160,021
Interest expense	4,088	4,181	4,088	5,112	8,024

Net interest income	217,535	194,358	172,281	154,684	151,997
Provision for loan losses	9,685	4,465	3,753	3,484	6,626
Noninterest income	73,432	66,624	62,052	57,209	51,438
Noninterest expense	149,464	137,925	126,012	109,049	104,624

Earnings before income taxes	131,818	118,592	104,568	99,360	92,185
Income tax expense	31,437	29,033	25,700	25,135	23,816

Net earnings	$100,381	$89,559	$78,868	$74,225	$68,369

Per Share Data:
Earnings per share, basic	$1.55	$1.40	$1.24	$1.18	$1.09
Earnings per share, assuming dilution	1.54	1.39	1.24	1.18	1.09
Cash dividends declared	0.62	0.55	0.52	0.50	0.48
Book value at period-end	12.20	10.63	9.18	8.84	8.08
Earnings performance ratios:
Return on average assets	1.61%	1.65%	1.64%	1.75%	1.78%
Return on average equity	13.60	14.00	13.75	13.85	14.44
Summary Balance Sheet Data (Period-end):
Securities	$2,734,177	$2,416,297	$2,058,407	$1,820,096	$1,844,998
Loans	3,350,593	2,937,991	2,689,448	2,088,623	1,786,544
Total assets	6,665,070	5,848,202	5,222,208	4,502,012	4,120,531
Deposits	5,190,169	4,750,255	4,135,075	3,632,584	3,334,798
Total liabilities	5,860,084	5,166,665	4,634,561	3,945,049	3,611,994
Total shareholders’ equity	804,986	681,537	587,647	556,963	508,537
Asset quality ratios:
Allowance for loan losses/period-end loans*	1.25%	1.25%	1.26%	1.67%	1.92%
Nonperforming assets/period-end loans plus foreclosed assets	0.89	0.74	1.16	1.22	1.64
Net charge offs/average loans	0.15	0.06	0.15	0.15	0.20
Capital ratios:
Average shareholders’ equity/average assets	11.86%	11.78%	11.95%	12.62%	12.30%
Leverage ratio (1)	9.96	9.89	9.84	10.60	10.33
Tier 1 risk-based capital (2)	15.90	16.05	15.82	17.43	17.49
Total risk-based capital (3)	16.97	17.16	16.92	18.68	18.74
Common equity tier 1 capital (4)	15.90	—	—	—	—
Dividend payout ratio	40.20	39.34	41.62	41.99	43.57

*	The decrease in the allowance for loan losses percentage is due primarily to the impact of loans acquired through the Company’s acquisition activities, which are initially recorded at fair value with an embedded credit adjustment and no allocated allowance for loan losses.

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.
(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.

(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets plus allowance for loan losses to the extent allowed under regulatory guidelines by risk-adjusted assets.
(4)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those listed in “Item 1A – Risk Factors” and in the “Cautionary Statement Regarding Forward-Looking Statements” notice on page 1.

Introduction

As a financial holding company, we generate most of our revenue from interest on loans and investments, trust fees, and service charges. Our primary source of funding for our loans and investments are deposits held by our bank subsidiary, First Financial Bank, National Association, Abilene, Texas. Our largest expenses are salaries and related employee benefits. We measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk based capital ratios and our efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income.

The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2015 and 2014, and consolidated statements of earnings for the years 2013 through 2015 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.

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

Acquisitions and Asset Purchase

On February 9, 2013, we entered into an agreement and plan of merger to acquire Orange Savings Bank, SSB. On May 31, 2013, the transaction was completed, which we refer to herein as the “Orange acquisition.” Pursuant to the agreement, we paid $39.20 million in cash and issued 840,000 shares of the Company’s common stock in exchange for all of the outstanding shares of Orange Savings Bank, SSB. At closing, Orange Savings Bank, SSB was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value of assets acquired by approximately $23.02 million and the Company recorded such excess as goodwill.

On April 1, 2015, we entered into an agreement and plan of reorganization to acquire FBC Bancshares, Inc. and its wholly owned bank subsidiary, First Bank, N.A., Conroe, Texas. On July 31, 2015, the transaction was completed, which we refer to herein as the “Conroe acquisition.” Pursuant to the agreement, we issued 1,755,374 shares of the Company’s common stock in exchange for all of the outstanding shares of FBC Bancshares, Inc. At closing, FBC Bancshares, Inc. was merged into the Company and First Bank, N.A., Conroe, Texas, was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The total purchase price exceeded the estimated fair value of assets acquired by approximately $43.92 million and the Company recorded such excess as goodwill.

On April 8, 2015, the Company announced that it had entered into an asset purchase agreement with 4Trust Mortgage, Inc. for a cash purchase price of $1.90 million. The asset purchase was finalized on June 1, 2015, which we refer to herein as the “4Trust asset purchase.” The total asset purchase price exceeded the estimated fair value of assets purchased by approximately $1.75 million and the Company recorded such excess as goodwill.

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

Results of Operations

Performance Summary. Net earnings for 2015 were $100.38 million, an increase of $10.82 million, or 12.08%, over net earnings for 2014 of $89.56 million. Net earnings for 2013 were $78.87 million. The increases in net earnings for 2015 over 2014 and 2014 over 2013 were primarily attributable to growth in net interest income and noninterest income.

On a basic net earnings per share basis, net earnings were $1.55 for 2015 as compared to $1.40 for 2014 and $1.24 for 2013. The return on average assets was 1.61% for 2015 as compared to 1.65% for 2014 and 1.64% for 2013. The return on average equity was 13.60% for 2015 as compared to 14.00% for 2014 and 13.75% for 2013.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $240.48 million in 2015, as compared to $213.49 million in 2014 and $189.00 million in 2013. The increases in 2015 compared to 2014 and in 2014 compared to 2013 were largely attributable to increases in the volume of earning assets. Average earning assets were $5.84 billion in 2015, as compared to $5.08 billion in 2014 and $4.48 billion in 2013. Average earning assets increased $757.55 million in 2015, when compared to 2014, with increases in all categories of earning assets, except for short-term investments. Average earning assets increased $602.51 million in 2014, when compared to 2013, with increases in all categories of earning assets, except for short-term investments. Average interest bearing liabilities were $3.80 billion in 2015, as compared to $3.30 billion in 2014 and $2.91 billion in 2013. The yield on earning assets decreased 9 basis points in 2015, whereas the rate paid on interest-bearing liabilities decreased 2 basis point when compared to 2014, primarily due to the effects of lower interest rates. The yield on earning assets decreased 3 basis points in 2014, whereas the rate paid on interest-bearing liabilities decreased 1 basis points when compared to 2013, also primarily due to the effects of lower interest rates.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2015 Compared to 2014			2014 Compared to 2013
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$(88)	$(74)	$(162)	$(32)	$(107)	$(139)
Taxable investment securities	4,777	(3,506)	1,271	2,938	(41)	2,897
Tax-exempt investment securities (1)	13,241	(2,491)	10,750	6,482	32	6,514
Loans (1) (2)	15,110	(73)	15,037	17,903	(2,598)	15,305

Interest income	33,040	(6,144)	26,896	27,291	(2,714)	24,577

Interest-bearing deposits	490	(731)	(241)	578	(404)	174
Short-term borrowings	95	53	148	(3)	(78)	(81)

Interest expense	585	(678)	(93)	575	(482)	93

Net interest income	$32,455	$(5,466)	$26,989	$26,716	$(2,232)	$24,484

(1)	Computed on tax-equivalent basis assuming marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin in 2015 was 4.12%, a decrease of 8 basis points from 2014 which also decreased an additional 2 basis points from 2013. The decrease in our net interest margin in 2015 was largely the result of the extended period of historically low levels of short-term interest rates. The Federal funds rate remained at zero to 0.25% during 2013 through the majority of 2015. We have been able to somewhat mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing rates paid on interest bearing liabilities. Although the Federal Reserve slightly increased rates in late 2015 and continues to issue forward guidance plans to increase rates further in 2016 and future years, we expect interest rates to remain at lower levels, which will continue the downward pressure on our interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2013 through 2015.

Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2015			2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$57,500	$208	0.36%	$75,093	$370	0.49%	$81,822	$509	0.62%
Taxable investment securities (2)	1,371,110	29,673	2.16	1,173,725	28,402	2.42	1,052,453	25,505	2.42
Tax-exempt investment securities (2)(3)	1,318,531	61,407	4.66	1,045,304	50,657	4.85	911,472	44,143	4.84
Loans (3)(4)	3,090,538	153,277	4.96	2,786,011	138,240	4.96	2,431,872	122,935	5.06

Total earning assets	5,837,679	$244,565	4.19%	5,080,133	$217,669	4.28%	4,477,619	$193,092	4.31%
Cash and due from banks	148,369			144,029			129,222
Bank premises and equipment, net	109,725			98,828			91,341
Other assets	49,647			43,749			49,084
Goodwill and other intangible assets, net	117,491			97,443			86,809
Allowance for loan losses	(39,107)			(35,599)			(34,815)

Total assets	$6,223,804			$5,428,583			$4,799,260

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,272,150	$3,642	0.11%	$2,905,734	$3,883	0.13%	$2,513,674	$3,709	0.15%
Short-term borrowings	524,365	446	0.08	397,738	298	0.07	400,545	379	0.09

Total interest-bearing liabilities	3,796,515	$4,088	0.11%	3,303,472	$4,181	0.13%	2,914,219	$4,088	0.14%
Noninterest-bearing deposits	1,634,669			1,441,125			1,266,135
Other liabilities	54,331			44,242			45,521

Total liabilities	5,485,515			4,788,839			4,225,875
Shareholders’ equity	738,289			639,744			573,385

Total liabilities and shareholders’ equity	$6,223,804			$5,428,583			$4,799,260

Net interest income		$240,477			$213,488			$189,004

Rate Analysis:
Interest income/earning assets			4.19%			4.28%			4.31%
Interest expense/earning assets			0.07			0.08			0.09

Net yield on earning assets			4.12%			4.20%			4.22%

(1)	Short-term investments are comprised of Fed Funds sold, interest bearing deposits in banks and interest bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for 2015 was $73.43 million, an increase of $6.81 million, or 10.22%, as compared to 2014. Increases in certain categories of noninterest income included (1) real estate mortgage fees of $3.90 million, (2) ATM, interchange and credit card fees of $2.43 million and (3) trust fees of $486 thousand when compared to 2014. The increase in real estate mortgage fees primarily resulted from a stronger mortgage market and the 4Trust asset purchase on June 1, 2015. The increases in ATM, interchange and credit card fees are primarily a result of increases in the number of net new accounts and debit cards boosted by the Conroe acquisition on July 31, 2015. The increase in trust fees resulted from an increase in assets under management over the prior year offsetting the effect of the decline in oil and gas prices that reduced related trust fees by $1.15 million in 2015 compared to 2014. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $3.87 billion at December 31, 2015 as compared to $3.76 at December 31, 2014.

Offsetting the increases in 2015 was a loss on sale of assets of $820 thousand and a decline in net gains on sale of foreclosed assets of $366 thousand when compared to 2014.

Noninterest income for 2014 was $66.62 million, an increase of $4.57 million, or 7.37%, as compared to 2013. Increases in certain categories of noninterest income included (1) ATM, interchange and credit card fees of $2.68 million, (2) trust fees of $2.45 million and (3) net gain on sale of foreclosed assets of $1.06 million. The increase in ATM, interchange and credit card fees were primarily a result of increases in the number of net new accounts and debit cards. The increase in trust fees were primarily due to the growth in assets under management over the prior year as well as higher fees generated from mineral management services. The fair value of our trust assets, which are not reflected in our consolidated balance sheets, totaled $3.76 billion at December 31, 2014 compared to $3.36 billion at December 31, 2013. The increase in net gain on sale of foreclosed assets was a result of several gains recognized on sales of foreclosed properties in our Orange and Weatherford regions.

Offsetting the increases in 2014 were decreases in real estate mortgage fees of $545 thousand and service charges on deposit accounts of $636 thousand. The decline in real estate mortgage fees was a result of the overall decline in the mortgage refinance market in 2014 when compared to 2013. The decline in service charges was a result of continued declines in NSF fees due to changes in overdraft regulations.

Table 3 — Noninterest Income (in thousands):

	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

Trust fees	$19,252	$486	$18,766	$2,449	$16,317
Service charges on deposit accounts	17,171	261	16,910	(636)	17,546
ATM, interchange and credit card fees	21,860	2,433	19,427	2,677	16,750
Real estate mortgage operations	10,409	3,898	6,511	(545)	7,056
Net gain on sales of assets, net	(820)	(830)	10	(173)	183
Net gain on sale of available-for-sale securities	432	436	(4)	(151)	147
Net gain (loss) on sale of foreclosed assets	538	(366)	904	1,056	(152)
Other:
Check printing fees	230	7	223	(6)	229
Safe deposit rental fees	524	(9)	533	30	503
Credit life and debt protection fees	663	449	214	(12)	226
Brokerage commissions	763	(108)	871	174	697
Interest on loan recoveries	1,050	449	601	133	468
Miscellaneous income	1,360	(298)	1,658	(424)	2,082

Total other	4,590	490	4,100	(105)	4,205

Total Noninterest Income	$73,432	$6,808	$66,624	$4,572	$62,052

Noninterest Expense. Total noninterest expense for 2015 was $149.46 million, an increase of $11.54 million, or 8.37%, as compared to 2014. Noninterest expense for 2014 amounted to $137.93 million, an increase of $11.91 million, or 9.45%, as compared to 2013. An important measure in determining whether a banking company effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2015 was 47.61%, as compared to 49.24% for 2014 and 50.19% for 2013.

Salaries and employee benefits for 2015 totaled $81.00 million, an increase of $10.54 million, or 14.96%, as compared to 2014. The increase was largely the result of the addition of employees in compliance-related areas, the addition of employees from the 4Trust asset purchase and Conroe acquisition, increases in healthcare claims and annual pay increases.

All other categories of noninterest expense for 2015 totaled $68.47 million, an increase of $996 thousand, or 1.48%, as compared to 2014. The increase in noninterest expense was largely attributable to increases in equipment expense of $1.48 million, net occupancy expense of $1.21 million, legal expense of $1.13 million and software amortization and expense of $696 thousand, largely resulting from the Company’s 4Trust asset purchase and Conroe acquisition in 2015. Offsetting these increases in 2015 were declines in pension expense and the litigation settlement and expenses related to storm damage that were recognized in 2014 and discussed in more detail below.

Salaries and employee benefits for 2014 totaled $70.46 million, an increase of $3.93 million, or 5.90%, as compared to 2013. The principal causes of this increase were salary increases, additional employees to staff new branches and compliance related areas and an increase in medical claims.

All other categories of noninterest expense for 2014 totaled $67.47 million, an increase of $7.99 million, or 13.43%, as compared to 2013. The increase in noninterest expense was largely attributable to the Company’s recognition of a $2.91 million expense from the partial settlement of its frozen defined benefit pension plan (see Note 12 to the Consolidated Financial Statements for more details) and the recognition of a $2.39 million expense related to a litigation settlement and the deductible from damage sustained in a hail storm in Abilene. Other categories of noninterest expense with increases included ATM, interchange and credit card expenses, equipment expense and net occupancy expense.

Table 4 — Noninterest Expense (in thousands):

	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

Salaries	$62,703	$9,220	$53,483	$3,617	$49,866
Medical	5,693	508	5,185	359	4,826
Profit sharing	5,455	131	5,324	(362)	5,686
Pension	17	(155)	172	(384)	556
401(k) match expense	2,043	344	1,699	139	1,560
Payroll taxes	4,382	498	3,884	260	3,624
Stock option expense	706	(3)	709	298	411

Total salaries and employee benefits	80,999	10,543	70,456	3,927	66,529

Loss from partial settlement of pension plan	—	(2,909)	2,909	2,909	—
Net occupancy expense	10,314	1,214	9,100	1,005	8,095
Equipment expense	12,222	1,482	10,740	1,067	9,673
FDIC insurance premiums	3,153	428	2,725	307	2,418
ATM, interchange and credit card expenses	6,384	(486)	6,870	1,210	5,660
Professional and service fees	4,831	536	4,295	152	4,143
Printing, stationery and supplies	2,278	(359)	2,637	571	2,066
Amortization of intangible assets	561	286	275	78	197

Other:
Data processing fees	400	91	309	60	249
Postage	1,705	35	1,670	136	1,534
Advertising	3,183	(407)	3,590	816	2,774
Correspondent bank service charges	925	38	887	(28)	915
Telephone	2,200	62	2,138	71	2,067
Public relations and business development	2,700	343	2,357	298	2,059
Directors’ fees	1,102	237	865	(2)	867
Audit and accounting fees	1,657	96	1,561	(158)	1,719
Legal fees	2,001	1,134	867	142	725
Regulatory exam fees	1,088	161	927	102	825
Travel	1,214	256	958	(35)	993
Courier expense	809	25	784	52	732
Operational and other losses	1,889	(1,792)	3,681	2,328	1,353
Other real estate	124	(346)	470	(55)	525
Software amortization and expense	2,122	696	1,426	(406)	1,832
Other miscellaneous expense	5,603	175	5,428	(2,634)	8,062

Total other	28,722	804	27,918	687	27,231

Total Noninterest Expense	$149,464	$11,539	$137,925	$11,913	$126,012

Income Taxes. Income tax expense was $31.44 million for 2015, as compared to $29.03 million for 2014 and $25.70 million for 2013. Our effective tax rates on pretax income were 23.85%, 24.48% and 24.58%, respectively, for the years 2015, 2014 and 2013. The effective tax rates differ from the statutory federal tax rate of 35.0% largely due to tax exempt interest income earned on certain investment securities and loans and the deductibility of dividends paid to our employee stock ownership plan.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and owner-occupied commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of December 31, 2015, total loans held for investment were $3.32 billion, an increase of $387.86 million, as compared to December 31, 2014. As compared to year-end 2014, real estate loans increased $313.38 million, commercial loans increased $56.21 million, agricultural loans decreased $3.34 million and consumer loans increased $21.62 million. The acquisition of First Bank accounted for $248.38 million of the increase in loans. Loans averaged $3.09 billion during 2015, an increase of $304.53 million over the 2014 average balances.

Table 5 — Composition of Loans (in thousands):

	December 31,
	2015	2014	2013	2012	2011

Commercial	$696,163	$639,954	$596,730	$509,609	$454,087
Agricultural	102,351	105,694	75,928	68,306	68,122
Real estate	2,136,233	1,822,854	1,678,514	1,226,823	1,041,396
Consumer	382,303	360,686	333,113	272,428	212,310

Total loans held-for-investment	$3,317,050	$2,929,188	$2,684,285	$2,077,166	$1,775,915

As of December 31, 2015, our real estate loans represent approximately 64.40% of our loan portfolio and are comprised of (i) commercial real estate loans of 25.36%, generally owner occupied, (ii) 1-4 family residence loans of 44.63%, (iii) residential development and construction loans of 9.65%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 5.16% and (v) other loans, which includes ranches, hospitals and universities of 15.20%.

Loans held-for-sale totaled $33.54 million and $8.80 million at December 31, 2015 and 2014, respectively, which are valued using the lower of cost or market method.

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

Real estate loans are also subject to underwriting standards and processes similar to commercial and agricultural loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is largely dependent on the successful operation of the business conducted on the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location within Texas. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. Generally, real estate loans are owner occupied which further reduces the Company’s risk.

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

Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2015 (in thousands):

The following tables summarize maturity and repricing information for the commercial and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2015:

	One Year or less	After One Year Through Five Years	After Five Years	Total
Commercial and agricultural	$377,026	$237,449	$184,039	$798,514
Real estate - construction	113,498	50,116	148,142	311,756

Maturities After One Year
Loans with fixed interest rates	$432,708
Loans with floating or adjustable interest rates	187,038

Asset Quality. The loan portfolio of our bank subsidiary is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing and restructured loans plus foreclosed assets, were $29.77 million at December 31, 2015, as compared to $21.72 million at December 31, 2014 and $31.13 million at December 31, 2013. As a percent of loans and foreclosed assets, these assets were 0.89% at December 31, 2015, as compared to 0.74% at December 31, 2014 and 1.16% at December 31, 2013. As a percent of total assets, these assets were 0.45% at December 31, 2015, as compared to 0.37% at December 31, 2014 and 0.60% at December 31, 2013. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at December 31, 2015.

Table 7 — Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2015	2014	2013	2012	2011

Nonaccrual loans*	$28,601	$20,194	$27,926	$21,800	$19,975
Loans still accruing and past due 90 days or more	341	261	133	97	96
Troubled debt restructured loans**	199	226	—	—	—

Nonperforming loans	29,141	20,681	28,059	21,897	20,071
Foreclosed assets	627	1,035	3,069	3,565	9,464

Total nonperforming assets	$29,768	$21,716	$31,128	$25,462	$29,535

As a % of loans and foreclosed assets	0.89%	0.74%	1.16%	1.22%	1.64%
As a % of total assets	0.45	0.37	0.60	0.57	0.72

*	Includes $2.18 million, $2.15 million and $2.71 million, respectively, of purchased credit impaired loans as of December 31, 2015, 2014 and 2013. There were no purchased credit impaired loan balances in 2012 and 2011.
**	Troubled debt restructured loans of $6.11 million, $9.07 million, $13.30 million, $14.36 million and $6.55 million, respectively, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on impaired loans as of December 31, 2015 of approximately $780 thousand during the year ended December 31, 2015. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2015, such income would have approximated $2.74 million.

See Note 3 to the Consolidated Financial Statements beginning on page F-16 for more information on these assets.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements beginning on page F-7. The provision for loan losses was $9.69 million in 2015 as compared to $4.47 million in 2014 and $3.75 million in 2013. The continued provision for loan losses in 2015 and 2014 reflects the overall growth in loans and continuing levels of nonperforming and classified assets, including those related to the oil and gas industry. The Company’s direct exposure to the oil and gas industry remained at approximately 2.9% of total loans at December 31, 2015, consistent with December 31, 2014 year-end levels. As a percent of average loans, net loan charge-offs were 0.15% during 2015, 0.06% during 2014 and 0.15% during 2013. The allowance for loan losses as a percent of loans was 1.25% as of December 31, 2015 as compared to 1.25% as of December 31, 2014 and 1.26% at December 31, 2013. Included in Tables 8 and 9 are further analysis of our allowance for loan losses.

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

Table 8 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2015	2014	2013	2012	2011

Balance at January 1,	$36,824	$33,900	$34,839	$34,315	$31,106

Charge-offs:
Commercial	3,734	583	1,283	499	640
Agricultural	164	2	100	53	95
Real estate	441	1,075	1,970	2,951	3,682
Consumer	1,700	1,222	1,268	852	907

Total charge-offs	6,039	2,882	4,621	4,355	5,324

Recoveries:
Commercial	344	346	402	281	610
Agricultural	55	18	39	54	33
Real estate	558	505	239	639	874
Consumer	450	472	337	421	390

Total recoveries	1,407	1,341	1,017	1,395	1,907

Net charge-offs	4,632	1,541	3,604	2,960	3,417

Transfer of off-balance sheet exposure to other liabilities	—	—	(1,088)	—	—
Provision for loan losses	9,685	4,465	3,753	3,484	6,626

Balance at December 31,	$41,877	$36,824	$33,900	$34,839	$34,315

Loans at year-end	$3,350,593	$2,937,991	$2,689,448	$2,088,623	$1,786,544
Average loans	3,090,538	2,786,011	2,431,872	1,909,890	1,715,266

Net charge-offs/average loans	0.15%	0.06%	0.15%	0.15%	0.20%
Allowance for loan losses/year-end loans*	1.25	1.25	1.26	1.67	1.92
Allowance for loan losses/nonaccrual, past due 90 days still accruing and restructured loans	143.70	178.06	120.82	159.10	171.00

*	Reflects the impact of loans acquired in the Orange acquisition in 2013 and the Conroe acquisition in 2015, which were initially recorded at fair value with no allocated allowance for loan losses.

Table 9 — Allocation of Allowance for Loan Losses (in thousands):

	2015	2014	2013	2012	2011
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial	$12,644	$7,990	$6,440	$7,343	$9,664
Agricultural	1,191	527	383	1,541	1,482
Real estate	24,375	26,657	24,940	24,063	21,533
Consumer	3,667	1,650	2,137	1,892	1,636

Total	$41,877	$36,824	$33,900	$34,839	$34,315

Percent of Loans in Each Category of Total Loans:

	2015	2014	2013	2012	2011
Commercial	20.99%	21.84%	22.23%	24.53%	26.37%
Agricultural	3.09	3.61	2.83	3.29	4.02
Real estate	64.40	62.23	62.53	59.06	57.66
Consumer	11.52	12.32	12.41	13.12	11.95

Included in our loan portfolio are certain other loans not included in Table 7 that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $17.75 million as of December 31, 2015.

Interest-Bearing Deposits in Banks. The Company had interest-bearing deposits in banks of $93.43 million, $71.33 million and $57.42 million at December 31, 2015, 2014, and 2013, respectively. At December 31, 2015, our interest-bearing deposits in banks included $89.38 million maintained at the Federal Reserve Bank of Dallas, $3.50 million invested in FDIC-insured certificates of deposit and $554 thousand on deposit with the Federal Home Loan Bank of Dallas (FHLB). The average balance of interest-bearing deposits in banks was $49.69 million, $66.68 million and $69.17 million in 2015, 2014 and 2013, respectively. The average yield on interest-bearing deposits in banks was 0.36%, 0.51% and 0.67% in 2015, 2014 and 2013, respectively.

Available-for-Sale and Held-to-Maturity Securities. At December 31, 2015, securities with a fair value of $2.73 billion were classified as securities available-for-sale and securities with an amortized cost of $278 thousand were classified as securities held-to-maturity. As compared to December 31, 2014, the available-for-sale portfolio at December 31, 2015, reflected (1) an increase of $10.28 million in U.S. Treasury securities; (2) an increase of $18.80 million in obligations of U.S. government sponsored enterprises and agencies; (3) an increase of $283.50 million in obligations of states and political subdivisions; (4) a decrease of $10.80 million in corporate bonds and other; and (5) an increase of $16.27 million in mortgage-backed securities. As compared to December 31, 2013, the available-for-sale portfolio at December 31, 2014, reflected (1) an increase of $520 thousand in U.S. Treasury securities; (2) a decrease of $8.33 million in obligations of U.S. government sponsored enterprises and agencies; (3) an increase of $176.36 million in obligations of states and political subdivisions; (4) a decrease of $10.28 million in corporate bonds and other; and (5) an increase of $16.27 million in mortgage-backed securities. Securities-available-for-sale included fair value adjustments of $79.01 million, $77.17 million and $22.60 million at December 31, 2015, 2014, and 2013, respectively. We did not hold any collateralized mortgage obligations or structured notes as of December 31, 2015 that we consider to be high risk. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See Table 10 and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2015 and 2014.

Table 10 — Maturities and Yields of Available-for-Sale Held at December 31, 2015 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$—	—%	$10,795	1.12%	$—	—%	$—	—%	$10,795	1.12%
Obligations of U.S. government sponsored enterprises and agencies	33,600	1.18	114,954	1.27	—	—	—	—	148,554	1.25
Obligations of states and political subdivisions	71,179	4.30	603,833	5.17	771,407	4.84	4,708	7.79	1,451,127	4.96
Corporate bonds and other securities	34,307	1.87	53,648	3.04	—	—	—	—	87,955	2.58
Mortgage-backed securities	3,808	4.64	801,598	2.29	229,880	2.51	182	2.70	1,035,468	2.35

Total	$142,894	2.99%	$1,584,828	3.33%	$1,001,287	4.31%	$4,890	7.60%	$2,733,899	3.68%

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

As of December 31, 2015, the investment portfolio had an overall tax equivalent yield of 3.68%, a weighted average life of 4.35 years and modified duration of 3.87 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $5.19 billion as of December 31, 2015, $4.75 billion as compared to December 31, 2014 and $4.14 billion as of December 31, 2013. Table 11 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more:

Table 11 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,634,669	—	$1,441,125	—	$1,266,135	—
Interest-bearing deposits
Interest-bearing checking	1,622,331	0.09%	1,341,754	0.11%	1,094,897	0.11%
Savings and money market accounts	1,021,222	0.05	888,108	0.06	754,493	0.07
Time deposits under $100,000	261,255	0.20	279,734	0.22	291,026	0.25
Time deposits of $100,000 or more	367,342	0.31	396,138	0.32	373,258	0.34

Total interest-bearing deposits	3,272,150	0.11%	2,905,734	0.13%	2,513,674	0.15%

Total average deposits	$4,906,819		$4,346,859		$3,779,809

As of December 31, 2015
Three months or less	$116,272
Over three through six months	108,218
Over six through twelve months	101,162
Over twelve months	45,223

Total time deposits of $100,000 or more	$370,875

Short-Term Borrowings. Included in short-term borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $615.68 million, $367.11 million and $463.89 million at December 31, 2015, 2014 and 2013, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $524.37 million, $397.74 million and $400.55 million in 2015, 2014 and 2013, respectively. The average rates paid on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were 0.08%, 0.07% and 0.09% for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average interest rate paid on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 0.17%, 0.04% and 0.10% at December 31, 2015, 2014 and 2013, respectively. The highest amount of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB at any month end during 2015, 2014 and 2013 was $647.72 million, $497.31 million and $532.39 million, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $804.99 million, or 12.08% of total assets at December 31, 2015, as compared to $681.54 million, or 11.65% of total assets, at December 31, 2014. During 2015, total shareholders’ equity averaged $738.29 million, or 11.86% of average assets, as compared to $639.74 million, or 11.78% of average assets during 2014.

Banking regulators measure capital adequacy by means of the risk-based capital ratios and leverage ratio. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. As of December 31, 2015 and December 31, 2014, we had a total risk-based capital ratio of 16.97% and 17.16%, a Tier 1 capital to risk-weighted assets ratio of 15.90% and 16.05% and a Tier 1 leverage ratio of 9.96% and 9.89%, respectively. At December 31, 2015, we had a common equity Tier 1 to risk-weighted assets ratio of 15.90%. The regulatory capital ratios as of December 31, 2015 were calculated under Basel III rules and the regulatory capital ratios as of December 31, 2014 were calculated under Basel I rules. There is no threshold for well-capitalized status for bank holding companies.

We performed an assessment using the new regulatory capital ratios and determined that the Company meets the new requirements specified in the Basel III rules upon full adoption of such requirements.

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

As of December 31, 2015, the model simulations projected that 100 and 200 basis point increases in interest rates would result in variances in net interest income of positive 0.11% and negative 0.18%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 50 basis points would result in a variance in a net interest income of negative 2.29% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 50 basis points after December 31, 2015 remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 12 and 13. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $615.68 million at December 31, 2015, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 2017 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At December 31, 2015, there were no amounts drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $933.30 million at December 31, 2015, secured by portions of our loan portfolio and certain investment securities. At December 31, 2015, $299.02 million in advances was outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2015, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2017, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2017. If a balance exists at June 30, 2017, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2015. There was no outstanding balance under the line of credit as of December 31, 2015 or 2014.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents and securities at our parent company, which totaled $90.47 million at December 31, 2015, investment securities which totaled $12.06 million at December 31, 2015 which matures over 7 to 14 years, available dividends from our subsidiaries which totaled $129.31 million at December 31, 2015, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for potential acquisitions or expansions.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs.

Table 12 — Contractual Obligations as of December 31, 2015 (in thousands):

	Payment Due by Period
	Total Amounts	Less than 1 year	More than 1 year but less than 3 years	More than 3 year but less than 5 years	Over 5 years

Deposits with stated maturity dates	$620,852	$534,970	$60,756	$25,126	$—
Pension obligation	9,143	797	1,717	1,804	4,825
Operating leases	2,177	1,055	769	334	19
Outsourcing service contracts	1,014	1,014	—	—	—

Total Contractual Obligations	$633,186	$537,836	$63,242	$27,264	$4,844

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

Table 13 — Commitments as of December 31, 2015 (in thousands):

	Total Notional Amounts Committed	Less than 1 year	More than 1 year but less than 3 years	More than 3 year but less than 5 years	Over 5 years

Unfunded lines of credit	$461,000	$423,522	$15,121	$10,915	$11,442
Unfunded commitments to extend credit	172,433	83,591	10,701	23,610	54,531
Standby letters of credit	31,051	25,956	1,905	3,190	—

Total Commercial Commitments	$664,484	$533,069	$27,727	$37,715	$65,973

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At December 31, 2015, approximately $129.31 million was available for the payment of intercompany dividends by the subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends to us of $51.20 million in 2015 and $34.00 million in 2014.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 40.20%, 39.34% and 41.62% of net earnings, respectively, in 2015, 2014 and 2013. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in the fiscal years of 2015 and 2014. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2015
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$59,047	$57,163	$53,344	$52,069
Interest expense	1,046	1,065	1,008	970

Net interest income	58,001	56,098	52,336	51,099
Provision for loan losses	4,177	2,664	1,554	1,290

Net interest income after provision for loan losses	53,824	53,434	50,782	49,809
Noninterest income	19,229	20,310	17,570	15,892
Net gain (loss) on securities transactions	51	136	239	5
Noninterest expense	40,342	39,973	35,204	33,943

Earnings before income taxes	32,762	33,907	33,387	31,763
Income tax expense	7,570	8,021	8,080	7,766

Net earnings	$25,192	$25,886	$25,307	$23,997

Per Share Data:
Earnings per share, basic	$0.38	$0.40	$0.39	$0.37
Earnings per share, assuming dilution	0.38	0.40	0.39	0.37
Cash dividends declared	0.16	0.16	0.16	0.14
Book value at period-end	12.20	12.01	10.93	11.01

Common stock sales price:
High	$36.51	$36.20	$35.32	$30.17
Low	29.56	29.21	27.16	24.46
Close	30.17	31.78	34.64	27.64

	2014
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$51,121	$49,955	$49,254	$48,209
Interest expense	1,039	1,069	1,037	1,036

Net interest income	50,082	48,886	48,217	47,173
Provision for loan losses	755	896	1,124	1,690

Net interest income after provision for loan losses	49,327	47,990	47,093	45,483
Noninterest income	17,023	17,323	15,873	16,409
Net gain (loss) on securities transactions	—	1	(1)	(4)
Noninterest expense	36,435	34,040	35,002	32,448

Earnings before income taxes	29,915	31,274	27,963	29,440
Income tax expense	7,328	7,843	6,758	7,104

Net earnings	$22,587	$23,431	$21,205	$22,336

Per Share Data:
Earnings per share, basic	$0.35	$0.37	$0.33	$0.35
Earnings per share, assuming dilution	0.35	0.36	0.33	0.35
Cash dividends declared	0.14	0.14	0.14	0.13
Book value at period-end	10.63	10.28	9.99	9.63

Common stock sales price:
High	$32.34	$32.54	$32.30	$33.47
Low	26.58	27.72	28.48	28.61
Close	29.88	27.79	31.37	30.90

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, is effective based on those criteria.

First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 19, 2016, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

First Financial Bankshares, Inc.

We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). First Financial Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First Financial Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of First Financial Bankshares, Inc. and subsidiaries and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 19, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2016 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2016 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2016 annual meeting of shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2015.

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in
	Warrants and Rights	Warrants and Rights	Far Left Column)
Equity compensation plans approved by security holders	1,231,346	$26.70	2,657,412
Equity compensation plans not approved by security holders	—	—	—

Total	1,231,346	$26.70	2,657,412

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2016 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2016 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2016 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Earnings for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 19, 2016	By:	/s/ F. SCOTT DUESER
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

Name	Title	Date

/s/ F. SCOTT DUESER	Chairman of the Board, Director,	February 19, 2016
F. Scott Dueser	President, and Chief Executive
Officer
(Principal Executive Officer)

/s/ J. BRUCE HILDEBRAND	Executive Vice President and Chief	February 19, 2016
J. Bruce Hildebrand	Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ APRIL L. ANTHONY	Director	February 19, 2016
April L. Anthony

/s/ STEVEN L. BEAL	Director	February 19, 2016
Steven L. Beal

/s/ TUCKER S. BRIDWELL	Director	February 19, 2016
Tucker S. Bridwell

/s/ DAVID COPELAND	Director	February 19, 2016
David Copeland

Name	Title	Date

/s/ MURRAY EDWARDS	Director	February 19, 2016
Murray Edwards

/s/ RON GIDDIENS	Director	February 19, 2016
Ron Giddiens

/s/ TIM LANCASTER	Director	February 19, 2016
Tim Lancaster

/s/ KADE L. MATTHEWS	Director	February 19, 2016
Kade L. Matthews

/s/ ROSS H. SMITH, JR.	Director	February 19, 2016
Ross H. Smith, Jr.

/s/ JOHNNY TROTTER	Director	February 19, 2016
Johnny Trotter

Exhibits Index

The following exhibits are filed as part of this report:

2.1	—	Agreement and Plan of Merger between First Financial Bankshares, Inc., First Financial Bank, N.A., OSB Financial Services, Inc. and Orange Savings Bank, SSB, dated as of February 20, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed February 26, 2013).

2.2	—	Agreement and Plan of Reorganization between First Financial Bankshares, Inc. and FBC Bancshares, Inc., dated as of April 1, 2015 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed April 3, 2015).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 28, 2015).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed June 30, 2014).++

10.2	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).++

10.3	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).++

10.4	—	Loan Agreement, dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.5	—	First Amendment to Loan Agreement, dated June 30, 2015, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2015).

10.6	—	2015 Restricted Stock Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 2, 2015).++

21.1	—	Subsidiaries of the Registrant.*

23.1	—	Consent of Ernst & Young LLP.*

24.1	—	Power of Attorney (included on signature page of this Form 10-K).*

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
+	Furnished herewith. This Exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, and shall not be deemed to be incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	Management contract or compensatory plan on arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

First Financial Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 19, 2016

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(Dollars in thousands, except share and per share amounts)

	2015	2014
ASSETS

CASH AND DUE FROM BANKS	$179,140	$190,387

FEDERAL FUNDS SOLD	3,810	8,760

INTEREST-BEARING DEPOSITS IN BANKS	89,936	54,324

Total cash and cash equivalents	272,886	253,471

INTEREST-BEARING TIME DEPOSITS IN BANKS	3,495	17,002

SECURITIES AVAILABLE-FOR-SALE, at fair value	2,733,899	2,415,856

SECURITIES HELD-TO-MATURITY (fair value of $283 and $447 at December 31, 2015 and 2014, respectively)	278	441

LOANS:
Held for investment	3,317,050	2,929,188
Less – allowance for loan losses	(41,877)	(36,824)

Net loans held for investment	3,275,173	2,892,364

Held for sale	33,543	8,803

Net loans	3,308,716	2,901,167

BANK PREMISES AND EQUIPMENT, net	115,712	103,000

INTANGIBLE ASSETS	144,449	97,359

OTHER ASSETS	85,635	59,906

Total assets	$6,665,070	$5,848,202

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,745,952	$1,570,330

INTEREST-BEARING DEPOSITS	3,444,217	3,179,925

Total deposits	5,190,169	4,750,255

DIVIDENDS PAYABLE	10,558	8,972

BORROWINGS	615,675	367,110

OTHER LIABILITIES	43,682	40,328

Total liabilities	5,860,084	5,166,665

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - $0.01 par value; authorized 120,000,000 shares; 65,990,234 and 64,089,921 shares issued at December 31, 2015 and 2014, respectively	660	641
Capital surplus	368,925	305,429
Retained earnings	388,006	327,978
Treasury stock (shares at cost: 520,651 and 529,563 at December 31, 2015 and 2014, respectively)	(6,296)	(5,878)
Deferred Compensation	6,296	5,878
Accumulated other comprehensive earnings	47,395	47,489

Total shareholders’ equity	804,986	681,537

Total liabilities and shareholders’ equity	$6,665,070	$5,848,202

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Earnings

December 31, 2015, 2014 and 2013

(Dollars in thousands, except share and per share amounts)

	2015	2014	2013
INTEREST INCOME:
Interest and fees on loans	$151,662	$136,684	$121,512
Interest on investment securities:
Taxable	29,673	28,402	25,505
Exempt from federal income tax	40,080	33,081	28,843
Interest on federal funds sold and interest-bearing deposits in banks	208	372	509

Total interest income	221,623	198,539	176,369

INTEREST EXPENSE:
Interest on deposits	3,642	3,883	3,709
Other	446	298	379

Total interest expense	4,088	4,181	4,088

Net interest income	217,535	194,358	172,281

PROVISION FOR LOAN LOSSES	9,685	4,465	3,753

Net interest income after provision for loan losses	207,850	189,893	168,528

NONINTEREST INCOME:
Trust fees	19,252	18,766	16,317
Service charges on deposit accounts	17,171	16,910	17,546
ATM, interchange and credit card fees	21,860	19,427	16,750
Real estate mortgage operations	10,409	6,511	7,056
Net gain (loss) on sale of available-for-sale securities (includes $432, ($4) and $147 for the years ended December 31, 2015, 2014 and 2013, respectively, related to accumulated comprehensive earnings reclassifications)	432	(4)	147
Net gain (loss) on sale of foreclosed assets	538	904	(152)
Net gain (loss) on sale of assets	(820)	10	183
Other	4,590	4,100	4,205

Total noninterest income	73,432	66,624	62,052

NONINTEREST EXPENSE:
Salaries and employee benefits	80,999	70,456	66,529
Loss from partial settlement of pension plan	—	2,909	—
Net occupancy expense	10,314	9,100	8,095
Equipment expense	12,222	10,740	9,673
FDIC insurance premiums	3,153	2,725	2,418
ATM, interchange and credit card expenses	6,384	6,870	5,660
Professional and service fees	4,831	4,295	4,143
Printing, stationery and supplies	2,278	2,637	2,066
Amortization of intangible assets	561	275	197
Other	28,722	27,918	27,231

Total noninterest expense	149,464	137,925	126,012

EARNINGS BEFORE INCOME TAXES	131,818	118,592	104,568
INCOME TAX EXPENSE (includes $151, ($1) and $51 for the years ended December 31, 2015, 2014 and 2013, respectively, related to income tax expense from reclassification items)	31,437	29,033	25,700

NET EARNINGS	$100,381	$89,559	$78,868

NET EARNINGS PER SHARE, BASIC	$1.55	$1.40	$1.24

NET EARNINGS PER SHARE, ASSUMING DILUTION	$1.54	$1.39	$1.24

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	2015	2014	2013

NET EARNINGS	$100,381	$89,559	$78,868

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	2,273	54,571	(69,054)

Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income tax	(432)	4	(147)

Minimum liability pension adjustment, before income tax	(1,986)	2,540	6,209

Total other items of comprehensive earnings (losses)	(145)	57,115	(62,992)

Income tax benefit (expense) related to:
Investment securities	(644)	(19,101)	24,220
Minimum liability pension adjustment	695	(889)	(2,173)

Total income tax benefit (expense)	51	(19,990)	22,047

COMPREHENSIVE EARNINGS	$100,287	$126,684	$37,923

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

								Accumulated
								Other
								Comprehensive	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Earnings	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Losses)	Equity
BALANCE, December 31, 2012	31,496,881	$315	$277,412	$227,927	(266,845)	$(5,007)	$5,007	$51,309	$556,963

Net earnings	—	—	—	78,868	—	—	—	—	78,868
Stock issued in acquisition of Orange Savings Bank, SSB	420,000	4	23,096	—	—	—	—	—	23,100
Stock option exercises	75,616	1	1,957	—	—	—	—	—	1,958
Cash dividends declared, $0.52 per share	—	—	—	(32,823)	—	—	—	—	(32,823)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	4,036	4,036
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(44,981)	(44,981)
Additional tax benefit related to directors’ deferred compensation plan	—	—	115	—	—	—	—	—	115
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	(2,622)	(483)	483	—	—
Stock option expense	—	—	411	—	—	—	—	—	411

BALANCE, December 31, 2013	31,992,497	320	302,991	273,972	(269,467)	(5,490)	5,490	10,364	587,647

Net earnings	—	—	—	89,559	—	—	—	—	89,559
Stock option exercises	74,664	1	1,436	—	—	—	—	—	1,437
Cash dividends declared, $0.55 per share	—	—	—	(35,233)	—	—	—	—	(35,233)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	1,651	1,651
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	35,474	35,474
Additional tax benefit related to directors’ deferred compensation plan	—	—	293	—	—	—	—	—	293
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	8,038	(388)	388	—	—
Stock option expense	—	—	709	—	—	—	—	—	709
Two-for-one stock split in the form of 100% stock dividend	32,022,760	320	—	(320)	(268,134)	—	—	—	—

BALANCE, December 31, 2014	64,089,921	641	305,429	327,978	(529,563)	(5,878)	5,878	47,489	681,537

Net earnings	—	—	—	100,381	—	—	—	—	100,381
Stock issued in acquisition of FBC Bancshares, Inc.	1,755,374	18	59,630	—	—	—	—	—	59,648
Stock option exercises	105,121	1	1,544	—	—	—	—	—	1,545
Restricted Stock grant	39,818	—	1,350	—	—	—	—	—	1,350
Cash dividends declared, $0.62 per share	—	—	—	(40,353)	—	—	—	—	(40,353)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(1,291)	(1,291)
Change in unrealized gain (loss) on investment in securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	1,197	1,197
Additional tax benefit related to directors’ deferred compensation plan	—	—	328	—	—	—	—	—	328
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	8,912	(418)	418	—	—
Stock option expense	—	—	644	—	—	—	—	—	644

BALANCE, December 31, 2015	65,990,234	$660	$368,925	$388,006	(520,651)	$(6,296)	$6,296	$47,395	$804,986

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$100,381	$89,559	$78,868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,145	9,262	8,638
Provision for loan losses	9,685	4,465	3,753
Securities premium amortization (discount accretion), net	27,705	20,221	18,235
Gain on sale of assets, net	(150)	(910)	(178)
Deferred federal income tax expense (benefit)	320	(893)	754
Change in loans held for sale	(24,739)	(3,640)	6,292
Change in other assets	(16,919)	9,852	(6,254)
Change in other liabilities	1,664	3,486	(250)

Total adjustments	8,711	41,843	30,990

Net cash provided by operating activities	109,092	131,402	109,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for asset acquisition of 4Trust Mortgage, Inc., net	(1,931)	—	—
Cash received in acquisition of FBC Bancshares, Inc., net	65,197	—	—
Cash paid for acquisition of Orange Savings Bank, net	—	—	(25,706)
Net decrease in interest-bearing time deposits in banks	13,507	14,915	17,088
Activity in available-for-sale securities:
Sales	35,580	1,619	122,025
Maturities	2,717,724	2,917,407	2,181,684
Purchases	(3,055,117)	(3,248,804)	(2,525,499)
Activity in held-to-maturity securities – maturities	163	243	377
Net increase in loans	(144,320)	(247,829)	(320,136)
Purchases of bank premises and equipment and other assets	(17,433)	(17,412)	(11,324)
Proceeds from sale of bank premises and equipment and other assets	2,405	4,656	4,721

Net cash used in investing activities	(384,225)	(575,205)	(556,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	23,473	208,146	(17,053)
Net increase in interest-bearing deposits	72,857	407,035	133,594
Net increase (decrease) in short-term borrowings	235,440	(96,778)	204,191
Common stock transactions:
Proceeds from stock issuances	1,545	1,437	1,958
Dividends paid	(38,767)	(34,578)	(24,505)

Net cash provided by financing activities	294,548	485,262	298,185

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,415	41,459	(148,727)

CASH AND CASH EQUIVALENTS, beginning of year	253,471	212,012	360,739

CASH AND CASH EQUIVALENTS, end of year	$272,886	$253,471	$212,012

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 70 locations located in Texas as of December 31, 2015. The subsidiary bank is First Financial Bank, National Association, Abilene. The bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company also owns First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., and First Technology Services, Inc.

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include its allowance for loan losses and its valuation of financial instruments.

Consolidation

The accompanying consolidated financial statements include the accounts of Bankshares and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Stock Repurchase

On October 28, 2014, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. For the years ended December 31, 2015, 2014 and 2013, no shares were repurchased under this or the prior authorization that expired September 30, 2014.

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

Acquisitions and Asset Purchase

On July 31, 2015, the Company acquired 100% of the outstanding capital stock of FBC Bancshares, Inc. through the merger of a wholly-owned subsidiary with and into FBC Bancshares, Inc. Following such merger, FBC Bancshares, Inc. and its wholly-owned subsidiary, First Bank, N.A. were merged into the Company and First Financial Bank, National Association, respectively. The results of operations of FBC Bancshares, Inc. subsequent to the acquisition date, are included in the consolidated earnings of the Company. See Note 18 for additional information.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

On June 1, 2015, the Company completed the asset purchase of 4Trust Mortgage, Inc. The results of operation of 4Trust Mortgage Inc. subsequent to the asset purchase date, are included in the consolidated earnings of the Company. See Note 18 for additional information.

On May 31, 2013, the Company acquired 100% of the outstanding capital stock of Orange Savings Bank, SSB, a wholly-owned subsidiary of OSB Financial Services, Inc., through the merger of Orange Savings Bank, SSB with and into First Financial Bank, National Association. The results of operations of Orange Savings Bank, SSB, subsequent to the acquisition date, are included in the consolidated earnings of the Company. See Note 18 for additional information.

Increase in Authorized Shares

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

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2015 and 2014, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of December 31, 2015 and 2014, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at December 31, 2015 and 2014 were $2,178,000 and $2,151,000, respectively, compared to a contractual balance of $2,936,000 and $3,275,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year and totaled $139,971,000 and $94,882,000 at December 31, 2015 and 2014, respectively. There was no impairment recorded for the years ended December 31, 2015, 2014 and 2013.

The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was $74,376,000 and $72,626,000, respectively, at December 31, 2015 and 2014, and is deductible for federal income tax purposes.

Also included in other intangible assets are mortgage servicing rights totaling $1,902,000 and $1,834,000 at December 31, 2015 and 2014, respectively.

Securities Sold Under Agreements To Repurchase

Securities sold under agreements to repurchase, which are classified as borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of the cash received in connection with the transaction. The Company may be required to provide additional collateral based on the estimated fair value of the underlying securities.

Segment Reporting

The Company has determined that its banking regions meet the aggregation criteria of the current authoritative accounting guidance since each of its banking regions offer similar products and services, operate in a similar manner, have similar customers and report to the same regulatory authority, and therefore operate one line of business (community banking) located in a single geographic area (Texas).

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks, including interest-bearing deposits in banks with original maturity of 90 days or less, and federal funds sold.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Accumulated Other Comprehensive Income (Loss)

Unrealized net gains on the Company’s available-for-sale securities (after applicable income tax expense) totaling $51,359,000 and $50,162,000 at December 31, 2015 and 2014, respectively, and the minimum pension liability totaled (after applicable income tax benefit) totaling $3,964,000 and $2,673,000 at December 31, 2015 and 2014, respectively, are included in accumulated other comprehensive income.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company recorded stock option expense totaling $644,000, $709,000 and $411,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company also grants restricted stock for a fixed number of shares. The Company recorded expenses associated with its director and officer restricted stock grants totaling $139,000 and $62,000, respectively, for the year ended December 31, 2015. As the restricted stock plans were approved by shareholders in April 2015, there were no such expenses in 2014 and 2013.

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

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the year ended December 31, 2015:
Net earnings per share, basic	$100,381	64,892,934	$1.55
Effect of stock options and stock grants	—	175,096	(0.01)

Net earnings per share, assuming dilution	$100,381	65,068,030	$1.54

For the year ended December 31, 2014:
Net earnings per share, basic	$89,559	64,047,803	$1.40
Effect of stock options	—	260,732	(0.01)

Net earnings per share, assuming dilution	$89,559	64,308,535	$1.39

For the year ended December 31, 2013:
Net earnings per share, basic	$78,868	63,575,948	$1.24
Effect of stock options	—	280,816	—

Net earnings per share, assuming dilution	$78,868	63,856,764	$1.24

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

In 2015, the FASB amended its business combination guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amended guidance became effective for the Company on January 1, 2016, and is not expected to have a significant impact on the Company’s financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

2.	INTEREST-BEARING TIME DEPOSITS IN BANKS AND SECURITIES:

Interest-bearing time deposits in banks totaled $3,495,000 and $17,002,000 at December 31, 2015 and 2014, respectively, and have original maturities generally ranging from one to four years. Of these amounts, $489,000 and $3,195,000, respectively, are time deposits with balances greater than $250,000, the FDIC insured limit, at December 31, 2015 and 2014.

A summary of the Company’s available-for-sale securities as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:

U.S. Treasury securities	$10,792	$5	$(2)	$10,795
Obligations of U.S. government sponsored enterprises and agencies	148,393	268	(107)	148,554
Obligations of state and political subdivisions	1,379,879	71,382	(134)	1,451,127
Corporate bonds and other	86,182	1,778	(5)	87,955
Residential mortgage-backed securities	781,648	10,993	(3,759)	788,882
Commercial mortgage-backed securities	247,991	429	(1,834)	246,586

Total securities available-for-sale	$2,654,885	$84,855	$(5,841)	$2,733,899

	December 31, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:

U.S. Treasury securities	$518	$2	$—	$520
Obligations of U.S. government sponsored enterprises and agencies	128,919	864	(28)	129,755
Obligations of state and political subdivisions	1,107,795	60,083	(250)	1,167,628
Corporate bonds and other	95,864	2,894	—	98,758
Residential mortgage-backed securities	871,265	16,804	(2,858)	885,211
Commercial mortgage-backed securities	134,322	555	(893)	133,984

Total securities available-for-sale	$2,338,683	$81,202	$(4,029)	$2,415,856

Disclosures related to the Company’s held-to-maturity securities, which totaled $278,000 and $441,000 at December 31, 2015 and 2014, respectively, have not been presented due to insignificance.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2015, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2015 and 2014, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2015, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value

Due within one year	$138,177	$139,086
Due after one year through five years	749,514	783,230
Due after five years through ten years	733,740	771,407
Due after ten years	3,815	4,708
Mortgage-backed securities	1,029,639	1,035,468

Total	$2,654,885	$2,733,899

The following tables disclose, as of December 31, 2015 and 2014, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities	$5,110	$2	$—	$—	$5,110	$2
Obligations of U.S. government sponsored enterprises and agencies	50,388	107	—	—	50,388	107
Obligations of state and political subdivisions	32,929	127	1,513	7	34,442	134
Corporate bonds and other	7,004	5	—	—	7,004	5
Residential mortgage-backed securities	231,481	1,765	63,919	1,994	295,400	3,759
Commercial mortgage-backed securities	196,163	1,752	9,345	82	205,508	1,834

Total	$523,075	$3,758	$74,777	$2,083	$597,852	$5,841

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of U.S. government sponsored enterprises and agencies	$25,480	$28	$—	$—	$25,480	$28
Obligations of state and political subdivisions	15,128	60	21,249	190	36,377	250
Residential mortgage-backed securities	76,350	148	128,368	2,710	204,718	2,858
Commercial mortgage-backed securities	48,399	273	55,065	620	103,464	893

Total	$165,357	$509	$204,682	$3,520	$370,039	$4,029

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The number of investments in an unrealized loss position totaled 94 at December 31, 2015. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2015 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

Securities, carried at approximately $1,759,570,000 and $1,600,682,000 at December 31, 2015 and 2014, respectively, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During 2015, 2014, and 2013, sales of investment securities that were classified as available-for-sale totaled $35,580,000, $1,619,000 and $122,025,000. Gross realized gains from 2015, 2014, and 2013, securities sales were $443,000, $2,000 and $1,376,000, respectively. Gross realized losses from 2015, 2014 and 2013 securities sales were $11,000, $6,000 and $1,229,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES:

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	December 31,
	2015	2014
Commercial	$696,163	$639,954
Agricultural	102,351	105,694
Real estate	2,136,233	1,822,854
Consumer	382,303	360,686

Total loans held-for-investment	$3,317,050	$2,929,188

Loans held-for-sale totaled $33,543,000 and $8,803,000 at December 31, 2015 and 2014, respectively, which are valued using the lower of cost or market method.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The Company’s non-accrual loans, loan still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	December 31,
	2015	2014

Non-accrual loans*	$28,601	$20,194
Loans still accruing and past due 90 days or more	341	261
Troubled debt restructured loans**	199	226

Total	$29,141	$20,681

*	Includes $2,178,000 and $2,151,000, respectively, of purchased credit impaired loans as of December 31, 2015 and 2014.
**	Troubled debt restructured loans of $6,113,000 and $9,073,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans as of December 31, 2015 and 2014, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

December 31, 2015		December 31, 2014
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance

$28,601	$5,071	$20,194	$4,213

The average recorded investment in impaired loans for the years ended December 31, 2015, 2014, and 2013 was $21,735,000, $24,497,000 and $31,293,000, respectively. The Company had $29,769,000 and $21,716,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at December 31, 2015 and 2014, respectively. Non-accrual loans totaled $28,601,000 and $20,194,000 at December 31, 2015 and 2014, respectively, and consisted of the following amounts by type (in thousands):

	December 31,
	2015	2014

Commercial	$8,761	$3,193
Agricultural	97	165
Real Estate	18,766	16,218
Consumer	977	618

Total	$28,601	$20,194

No significant additional funds are committed to be advanced in connection with impaired loans as of December 31, 2015.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The Company’s impaired loans and related allowance as of December 31, 2015 and 2014 are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$10,056	$608	$8,153	$8,761	$2,030	$5,812
Agricultural	97	—	97	97	70	48
Real Estate	23,710	5,314	13,452	18,766	2,827	15,211
Consumer	1,167	624	353	977	144	664

Total	$35,030	$6,546	$22,055	$28,601	$5,071	$21,735

*	Includes $2,178,000 of purchased credit impaired loans.

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$3,749	$287	$2,906	$3,193	$1,171	$3,698
Agricultural	177	—	165	165	57	179
Real Estate	22,177	4,859	11,359	16,218	2,867	19,837
Consumer	838	420	198	618	118	783

Total	$26,941	$5,566	$14,628	$20,194	$4,213	$24,497

*	Includes $2,151,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $922,000, $162,000 and $685,000 during the years ended December 31, 2015, 2014, and 2013, respectively.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which classes are the same, at December 31, 2015 and 2014 (in thousands):

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$633,083	$9,762	$53,318	$—	$696,163
Agricultural	99,862	1,398	1,091	—	102,351
Real Estate	2,054,738	29,000	52,458	37	2,136,233
Consumer	379,941	416	1,946	—	382,303

Total	$3,167,624	$40,576	$108,813	$37	$3,317,050

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$626,266	$3,853	$9,835	$—	$639,954
Agricultural	105,101	91	502	—	105,694
Real Estate	1,765,886	15,106	41,722	140	1,822,854
Consumer	358,953	403	1,329	1	360,686

Total	$2,856,206	$19,453	$53,388	$141	$2,929,188

At December 31, 2015 and 2014, the Company’s past due loans are as follows (in thousands):

December 31, 2015	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,099	$3,652	$1,024	$7,775	$688,388	$696,163	$54
Agricultural	348	83	—	431	101,920	102,351	—
Real Estate	12,247	2,226	2,874	17,347	2,118,886	2,136,233	217
Consumer	1,645	183	266	2,094	380,209	382,303	70

Total	$17,339	$6,144	$4,164	$27,647	$3,289,403	$3,317,050	$341

December 31, 2014	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$4,611	$94	$175	$4,880	$635,074	$639,954	$24
Agricultural	437	42	—	479	105,215	105,694	—
Real Estate	12,002	707	1,868	14,577	1,808,277	1,822,854	207
Consumer	2,322	496	134	2,952	357,734	360,686	30

Total	$19,372	$1,339	$2,177	$22,888	$2,906,300	$2,929,188	$261

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The allowance for loan losses as of December 31, 2015 and 2014, is presented below. Management has evaluated the appropriateness of the allowance for loan losses by estimating the probable losses in various categories of the loan portfolio, which are identified below (in thousands):

	2015	2014
Allowance for loan losses provided for:
Loans specifically evaluated as impaired	$5,071	$4,213
Remaining portfolio	36,806	32,611

Total allowance for loan losses	$41,877	$36,824

The following table details the allowance for loan losses at December 31, 2015 and 2014 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at December 31, 2015 or 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$2,030	$70	$2,827	$144	$5,071
Loan collectively evaluated for impairment	10,614	1,121	21,548	3,523	36,806

Total	$12,644	$1,191	$24,375	$3,667	$41,877

December 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$1,171	$57	$2,867	$118	$4,213
Loan collectively evaluated for impairment	6,819	470	23,790	1,532	32,611

Total	$7,990	$527	$26,657	$1,650	$36,824

The table above for 2014 has been changed to conform to the 2015 presentation.

Changes in the allowance for loan losses for the years ended December 31, 2015 and 2014 are summarized as follows (in thousands):

December 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total

Beginning balance	$7,990	$527	$26,657	$1,650	$36,824
Provision for loan losses	8,044	773	(2,399)	3,267	9,685
Recoveries	344	55	558	450	1,407
Charge-offs	(3,734)	(164)	(441)	(1,700)	(6,039)

Ending balance	$12,644	$1,191	$24,375	$3,667	$41,877

December 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Beginning balance	$6,440	$383	$24,940	$2,137	$33,900
Provision for loan losses	1,787	128	2,287	263	4,465
Recoveries	346	18	505	472	1,341
Charge-offs	(583)	(2)	(1,075)	(1,222)	(2,882)

Ending balance	$7,990	$527	$26,657	$1,650	$36,824

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The Company’s recorded investment in loans as of December 31, 2015 and 2014 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $2,178,000 and $2,151,000, respectively, at December 31, 2015 and 2014 are included in loans individually evaluated for impairment.

December 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$8,761	$97	$18,766	$977	$28,601
Loan collectively evaluated for impairment	687,402	102,254	2,117,467	381,326	3,288,449

Total	$696,163	$102,351	$2,136,233	$382,303	$3,317,050

December 31, 2014	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$3,193	$165	$16,218	$618	$20,194
Loan collectively evaluated for impairment	636,761	105,529	1,806,636	360,068	2,908,994

Total	$639,954	$105,694	$1,822,854	$360,686	$2,929,188

The table above for 2014 has been changed to conform to the 2015 presentation.

The Company’s loans that were modified in the years ended December 31, 2015 and 2014, and considered a troubled debt restructuring are as follows (in thousands):

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	8	$447	$447	7	$668	$668
Agricultural	3	128	128	1	39	39
Real Estate	5	598	598	5	630	630
Consumer	7	255	255	3	11	11

Total	23	$1,428	$1,428	16	$1,348	$1,348

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the year ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$182	$265	$—	$366	$302
Agricultural	—	128	—	—	—	39
Real Estate	15	150	433	—	118	512
Consumer	—	56	199	—	8	3

Total	$15	$516	$897	$—	$492	$856

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

During the years ended December 31, 2015 and 2014, certain loans were modified as a troubled debt restructured loans within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past or more due or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Number	Balance	Number	Balance
Commercial	1	$66	—	$—
Agriculture	—	—	—	—
Real Estate	1	15	—	—
Consumer	2	32	1	32

Total	4	$113	1	$32

As of December 31, 2015, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2015 (determined as of each respective year-end) follows (in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance

Year ended December 31, 2015	$54,797	$118,819	$107,887	$65,729

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2015, $1,970,002,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At December 31, 2015, $299,020,000 in advances were outstanding under this line of credit.

4.	BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2015	2014

Land	—	$29,050	$25,096

Buildings	20 to 40 years	106,515	97,013

Furniture and equipment	3 to 10 years	54,353	50,700

Leasehold improvements	Lesser of lease term or 5 to 15 years	4,328	4,687

		194,246	177,496
Less- accumulated depreciation and amortization		(78,534)	(74,496)

Total Bank Premises and Equipment		$115,712	$103,000

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 amounted to $9,125,000, $7,833,000 and $7,196,000, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $1,949,000, $1,923,000 and $1,862,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

5.	DEPOSITS AND BORROWINGS:

Time deposits of $250,000 or more totaled approximately $190,386,000 and $211,490,000 at December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2016	$534,970
2017	41,729
2018	19,027
2019	14,663
Thereafter	10,463

$620,852

Deposits received from related parties at December 31, 2015 and 2014 totaled $89,006,000 and $53,556,000, respectively.

Borrowings at December 31, 2015 and 2014 consisted of the following (dollars in thousands):

	December 31,
	2015	2014
Securities sold under agreements with customers to repurchase.	$310,330	$357,400
Federal funds purchased	6,325	8,700
Advances from Federal Home Loan Bank of Dallas	299,020	1,010

Total	$615,675	$367,110

Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which the Company pledges certain securities that have a fair value equal to at least the amount of the borrowings. The agreements mature daily and therefore the risk arising from a decline in the fair value of the collateral pledged is minimal. The securities pledged are mortgage-backed securities. These agreements do not include “right of set-off” provisions and therefore the Company does not offset such agreements for financial reporting purposes.

At December 31, 2015, advances from the Federal Home Loan Bank of Dallas totaled $299,020,000, with $189,001,000 maturing during 2016 and $110,019,000 maturing during 2017. The weighted average interest rate paid on these advances was 0.31% at December 31, 2015.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

6. LINE OF CREDIT:

The Company renewed its loan agreement, effective June 30, 2015, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. Prior to June 30, 2017, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2017. If a balance exists at June 30, 2017, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2015. There was no outstanding balance under the line of credit as of December 31, 2015 or 2014.

7.	INCOME TAXES:

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Current federal income tax	$31,014	$29,832	$24,931
Current state income tax	103	94	15
Deferred federal income tax expense (benefit)	320	(893)	754

Income tax expense	$31,437	$29,033	$25,700

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(11.4)	(10.6)	(10.5)
Effect of state income tax	0.1	0.1	—
ESOP tax credit	(0.2)	(0.2)	(0.2)
Other	0.3	0.2	0.3

Effective income tax rate	23.8%	24.5%	24.6%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows (dollars in thousands):

	2015	2014
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$16,326	$13,876
Minimum liability in defined benefit plan	2,135	1,440
Recognized for financial reporting purposes but not yet for tax purposes:
Deferred compensation	2,602	2,423
Write-downs and adjustments to other real estate owned and repossessed assets	7	78
Other deferred tax assets	224	350

Total deferred tax assets	21,294	18,167

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	5,644	5,311
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	13,881	11,704
Recognized for financial reporting purposes but not yet for tax purposes:
Accretion on investment securities	1,813	1,679
Pension plan contributions	1,761	1,414
Net unrealized gain on investment securities available-for-sale	27,655	27,010
Other deferred tax liabilities	71	310

Total deferred tax liabilities	50,825	47,428

Net deferred tax asset (liability)	$(29,531)	$(29,261)

At December 31, 2015 and 2014, management believes that it is more likely than not that all of the deferred tax amounts shown above will be realized and therefore no valuation allowance was recorded.

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012 or Texas state tax examinations by tax authorities for years before 2011. As of December 31, 2015 and 2014, the Company believes that there are no uncertain tax positions.

8.	FAIR VALUE DISCLOSURES:

The authoritative accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

There were no transfers between Level 2 and Level 3 during the year ended December 31, 2015.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015, and 2014 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,795	$—	$—	$10,795
Obligations of U. S. government sponsored enterprises and agencies	—	148,554	—	148,554
Obligations of state and political subdivisions	—	1,451,127	—	1,451,127
Corporate bonds	—	83,254	—	83,254
Residential mortgage-backed securities	—	788,882	—	788,882
Commercial mortgage-backed securities	—	246,586	—	246,586
Other securities	4,701	—	—	4,701

Total	$15,496	$2,718,403	$—	$2,733,899

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$520	$—	$—	$520
Obligations of U. S. government sponsored enterprises and agencies	—	129,755	—	129,755
Obligations of state and political subdivisions	—	1,167,628	—	1,167,628
Corporate bonds	—	94,065	—	94,065
Residential mortgage-backed securities	—	885,211	—	885,211
Commercial mortgage-backed securities	—	133,984	—	133,984
Other securities	4,693	—	—	4,693

Total	$5,213	$2,410,643	$—	$2,415,856

The table above for 2014 has been changed to conform to the 2015 presentation.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2015:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At December 31, 2015, impaired loans with a carrying value of $28,601,000 were reduced by specific valuation reserves totaling $5,071,000 resulting in a net fair value of $23,530,000.

Loans Held for Sale – Loans held for sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held for sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At December 31, 2015, the Company’s mortgage loans held-for-sale were recorded at cost as fair value approximated cost.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the year ended December 31, 2015 and 2014 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Year Ended December 31,
	2015	2014
Carrying value of other real estate owned prior to re-measurement	$351	$881
Write-downs included in gain (loss) on sale of other real estate owned	(95)	(135)

Fair value	$256	$746

At December 31, 2015 and 2014, other real estate owned totaled $153,000 and $943,000, respectively.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at December 31, 2015 and 2014, were as follows (dollars in thousands):

	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$179,140	$179,140	$190,387	$190,387	Level 1

Federal funds sold	3,810	3,810	8,760	8,760	Level 1

Interest-bearing deposits in banks	89,936	89,936	54,324	54,324	Level 1

Interest-bearing time deposits in banks	3,495	3,500	17,002	17,032	Level 2

Available-for-sale securities	2,733,899	2,733,899	2,415,856	2,415,856	Levels 1 and 2

Held-to-maturity securities	278	283	441	447	Level 2

Loans	3,308,716	3,316,243	2,901,167	2,906,399	Level 3

Accrued interest receivable	34,697	34,697	28,998	28,998	Level 2

Deposits with stated maturities	620,852	622,572	648,992	650,893	Level 2

Deposits with no stated maturities	4,569,317	4,569,317	4,101,263	4,101,263	Level 1

Borrowings	615,675	615,675	367,110	367,110	Level 2

Accrued interest payable	240	240	237	237	Level 2

9.	COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2015 the resolution of these matters is not expected to have material adverse effects upon the results of operations or financial condition of the Company.

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2015, future minimum lease commitments were: 2016 - $1,055,000; 2017 - $506,000, 2018 - $263,000, 2019 - $214,000, 2020 - $120,000, and thereafter - $19,000.

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

December 31, 2015, 2014 and 2013

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

Total Notional Amounts Committed December 31, 2015 (in thousands)
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$461,000
Unfunded commitments to extend credit	172,433
Standby letters of credit	31,051

Total commercial commitments	$664,484

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

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the Plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. As a result, the Company made a contribution totaling $500,000 and $250,000 in 2015 and 2014, respectively, and is continuing to evaluate future funding amounts.

During 2014, as permitted by the Internal Revenue Service, the Company offered settlement of a portion of its pension obligations to those plan participants who no longer were employed by the Company. As a result of the

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

partial settlement of the plan, the Company recognized $2,909,000 in pension expense, before income tax, a component of noninterest expense. The effect of this transaction was relatively neutral to shareholders’ equity since the recorded pension obligation associated with the plan participants who accepted the settlement closely approximated the amount offered to such plan participants and the amount recognized in pension expense had been previously recognized as unrealized losses in other comprehensive earnings. As a result, the Company paid $10,626,000 out of pension plan assets, or approximately 43% of the total outstanding obligation balance, to plan participants and the number of participants was reduced by 335, or 44%. The Company’s investment risk and administrative expense associated with the Company’s pension plan has been significantly reduced going forward.

Using an actuarial measurement date of December 31, 2015 and 2014, benefit obligation activity and fair value of plan assets for the years ended December 31, 2015 and 2014, and a statement of the funded status as of December 31, 2015 and 2014, are as follows (dollars in thousands):

	2015	2014
Reconciliation of benefit obligations:
Benefit obligation at January 1	$15,581	$25,499
Interest cost on projected benefit obligation	622	1,131
Actuarial loss (gain)	635	1,075
Benefits paid, including partial settlement of certain participant balances	(836)	(12,124)

Benefit obligation at December 31	$16,002	$15,581

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$15,458	$25,467
Actual return on plan assets	(302)	1,865
Employer contributions	500	250
Benefits paid, including partial settlement of certain participant balances	(836)	(12,124)

Fair value of plan assets at December 31	14,820	15,458

Funded status	$(1,182)	$(123)

Amounts recognized as a component of accumulated other comprehensive earnings as of year-end that have not been recognized as a component of the net period benefit cost of the Company’s defined benefit pension plan are as follows (in thousands):

	2015	2014

Net actuarial loss	$(6,098)	$(4,435)
Deferred tax benefit	2,134	1,762

Amounts included in accumulated other comprehensive earnings, net of tax	$(3,964)	$(2,673)

Net periodic benefit cost for the years ended December 31, 2015, 2014, and 2013, are as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Service cost - benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	622	1,131	1,020
Expected return on plan assets	(948)	(1,497)	(1,293)
Amortization of unrecognized net loss	222	337	786
Recognized loss on partial settlement of certain participant balances	—	2,909	—

Net periodic pension benefit expense (benefit)	$(104)	$2,880	$513

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2015	2014	2013
Weighted average discount rate	4.25%	4.10%	4.75%

Expected long-term rate of return on assets	6.25%	6.25%	6.25%

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

The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2015 and 2014 is as follows:

	December 31, 2015 Allocation	December 31, 2014 Allocation	Targeted Allocation
Equity securities	74%	75%	75%
Debt securities	25%	24%	25%
Cash and equivalents	1%	1%	—

The range and weighted average final maturities of debt securities held in the pension plan as of December 31, 2015 are 3.52 to 12.34 years and approximately 6.47 years, respectively. Assets held in the pension plan are considered either Level 1 consisting of the money market funds, publicly traded common stocks and publically traded mutual funds or Level 2 consisting of obligations of state and political subdivisions, corporate bonds and mortgage-backed securities. There were no Level 3 securities. See note 8 for a discussion of the fair value hierarchy. The breakdown by level is as follows (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Money market fund	$120	$—	$—	$120
Obligations of state and political subdivisions	—	675	—	675
Corporate bonds	—	900	—	900
Mortgage-backed securities	—	994	—	994
Corporate stocks and mutual funds	12,131	—	—	12,131

Total	$12,251	$2,569	$—	$14,820

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

December 31, 2015, 2014 and 2013

An estimate of the undiscounted projected future payments to eligible participants for the next five years and the following five years in the aggregate is as follows (in thousands):

Year Ending December 31,

2016	797
2017	850
2018	867
2019	891
2020	913
2021 forward	4,825

As of December 31, 2015 and 2014, the pension plan’s total assets included First Financial Bankshares, Inc. common stock valued at approximately $1,859,000 and $1,933,000, respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute a percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $5,455,000, $5,324,000 and $5,686,000 in 2015, 2014 and 2013, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2015 and 2014, the profit sharing plan’s assets included First Financial Bankshares, Inc. common stock valued at approximately $41,599,000 and $42,008,000, respectively.

In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2015, 2014 and 2013 was $2,043,000, $1,699,000 and $1,560,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

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

At December 31, 2015, approximately $129,310,000 was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2015 and 2014, the Company and its subsidiaries met all capital adequacy requirements to which they were subject.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

As of December 31, 2015 and 2014, the most recent notification from our primary regulator categorized the Company and its bank subsidiary as well-capitalized. To be categorized as well-capitalized, we must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

There are no conditions or events since that notification that management believes has changed the institutions’ categories. The Company’s and its bank subsidiary’s actual capital amounts and ratios are presented in the table below (in thousands):

	Actual		For Capital Adequacy Purposes:			To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2015:
Total Capital (to Risk-Weighted Assets):
Consolidated	$672,920	17%	≥$	318,528	≥8%		N/A
First Financial Bank, N.A.	$570,910	14%	≥$	317,788	≥8%	≥	$397,235	≥10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$630,413	16%	≥$	159,264	≥4%		N/A
First Financial Bank, N.A.	$528,403	13%	≥$	158,894	≥4%	≥	$238,341	≥6%

Common Equity Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$630,413	16%	≥$	159,264	≥4%		N/A
First Financial Bank, N.A.	$528,403	13%	≥$	158,894	≥4%	≥	$238,341	≥6%

Tier1 Capital (to Average Assets) - Leverage:
Consolidated	$630,413	10%	≥$	192,276	≥3%		N/A
First Financial Bank, N.A	$528,403	8%	≥$	189,315	≥3%	≥	$315,524	≥5%

As of December 31, 2014:
Total Capital (to Risk-Weighted Assets):
Consolidated	$587,094	17%	≥$	273,764	≥8%		N/A
First Financial Bank, N.A.	$492,668	14%	≥$	272,318	≥8%	≥	$340,397	≥10%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$549,124	16%	≥$	136,882	≥4%		N/A
First Financial Bank, N.A.	$454,698	13%	≥$	136,159	≥4%	≥	$204,238	≥6%

Tier1 Capital (to Average Assets) - Leverage:
Consolidated	$549,124	10%	≥$	166,489	≥3%		N/A
First Financial Bank, N.A	$454,698	8%	≥$	165,598	≥3%	≥	$275,996	≥5%

In connection with the First Financial Trust & Asset Management Company, National Associations’ (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2015, our Trust Company had tangible net assets totaling $11,910,000.

Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2015 and 2014, the subsidiary bank’s reserve balances were $17,725,000 and $14,334,000, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

15.	STOCK OPTION PLAN AND RESTRICTED STOCK PLAN:

The Company has an incentive stock plan to provide for the granting of options to employees of the Company at prices not less than market at the date of grant. At December 31, 2015, the Company had allocated 3,429,000 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. Shares are issued under the stock option plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2015 is presented in the table and narrative below:

	Shares	Weighted- Average Ex. Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	927,677	$21.69
Granted	454,850	33.89
Exercised	(105,121)	14.71
Cancelled	(46,060)	24.13

Outstanding, end of year	1,231,346	26.70	7.29	$32,883

Exercisable at end of year	405,016	$18.34	4.44	$7,430

The options outstanding at December 31, 2015, had exercise prices ranging between $13.66 and $33.89. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2015:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested
$13.66	69,105	1.1	69,105
16.78	151,541	3.4	151,541
15.73	209,450	5.8	115,410
30.85	346,400	7.8	68,960
$33.89	454,850	9.8	—

	1,231,346		405,016

The fair value of the options granted during 2015 and 2013 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 1.89% and 1.59%; expected dividend yields of 1.89% and 1.69%; expected lives of 5.78 years and 5.99 years; and expected volatilities of 23.36% and 26.91%, respectively.

The weighted-average grant-date fair value of options granted during 2015 and 2013 were $6.72 and $7.14, respectively. There were no grants during 2014. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013, was $1,539,000 and $1,738,000 and $1,958,000, respectively.

As of December 31, 2015, there was $3,941,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.58 years. The total fair value of shares vested during the years ended December 31, 2015, 2014, and 2013 was $810,000, $382,000 and $565,000, respectively.

The aggregate intrinsic value of vested stock options at December 31, 2015 totaled $4,790,000.

On April 28, 2015, shareholders of the Company approved a restricted stock plan for selected employees, officers, non-employee directors and consultants. At December 31, 2015, the Company had allocated 460,000 shares of

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

stock for issuance under the plan. On July 21, 2015, 7,070 shares were granted to the ten non-employee directors. Total value of these shares totaled $250,000 and is being expensed over the period from grant date to April 26, 2016, the next scheduled annual shareholders’ meeting at which the directors current term will expire. On October 27, 2015, the Company granted 32,748 shares with a total value of $1,110,000 to certain officers that is being expensed over the vesting period of three years.

16.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:

Condensed Balance Sheets-December 31, 2015 and 2014

	2015	2014
ASSETS

Cash in subsidiary bank	$12,311	$9,441
Cash in unaffiliated banks	2	2
Interest-bearing deposits in subsidiary bank	78,160	60,642

Total cash and cash equivalents	90,473	70,085

Securities available-for-sale, at fair value	12,062	12,243
Investment in and advances to subsidiaries, at equity	713,909	606,415
Intangible assets	723	723
Other assets	3,693	2,787

Total assets	$820,860	$692,253

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	$15,874	$10,716
Shareholders’ equity:
Common stock	660	641
Capital surplus	368,925	305,429
Retained earnings	388,006	327,978
Treasury stock	(6,296)	(5,878)
Deferred compensation	6,296	5,878
Accumulated other comprehensive earnings	47,395	47,489

Total shareholders’ equity	804,986	681,537

Total liabilities and shareholders’ equity	$820,860	$692,253

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Condensed Statements of Earnings-

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Income:
Cash dividends from subsidiaries	$51,200	$34,000	$64,200
Excess of earnings over dividends of subsidiaries	52,911	58,539	17,192

Other	4,185	3,717	3,118

Total Income	108,296	96,256	84,510

Expenses:
Salaries and employee benefits	6,067	5,595	4,540
Other operating expenses	4,439	3,309	3,017

Total Expense	10,506	8,904	7,557

Earnings before income taxes	97,790	87,352	76,953

Income tax benefit	2,591	2,207	1,915

Net earnings	$100,381	$89,559	$78,868

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Condensed Statements of Cash Flows-

For the Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Cash flows from operating activities:
Net earnings	$100,381	$89,559	$78,868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary bank	(52,911)	(58,539)	(17,192)
Depreciation and amortization, net	197	200	135
Decrease (increase) in other assets	507	(150)	(3)
Increase (decrease) in other liabilities	3,743	(314)	890

Net cash provided by operating activities	51,917	30,756	62,698

Cash flows from investing activities:
Cash received (paid) in connection with acquisition of banks	13,125	—	(39,200)
Net decrease in interest-bearing time deposits in unaffiliated banks	—	480	2,598
Maturities of available-for-sale securities	—	—	—
Purchases of bank premises and equipment	(107)	(780)	(224)
Repayment from (of advances to) investment in and advances to subsidiaries, net	5,800	(3,300)	700

Net cash used in (provided by) investing activities	18,818	(3,600)	(36,126)

Cash flows from financing activities:
Repayment of subordinated debt	(13,125)	—	—
Proceeds of stock issuances	1,545	1,437	1,958
Cash dividends paid	(38,767)	(34,578)	(24,505)

Net cash used in financing activities	(50,347)	(33,141)	(22,547)

Net increase (decrease) in cash and cash equivalents	20,388	(5,985)	4,025

Cash and cash equivalents, beginning of year	70,085	76,070	72,045

Cash and cash equivalents, end of year	$90,473	$70,085	$76,070

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

17.	CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013

Supplemental cash flow information:
Interest paid	$4,085	$4,231	$4,077
Federal income taxes paid	29,674	28,711	21,790

Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	203	1,385	1,615
Investment securities purchased but not settled	—	1,248	7,248

18.	ACQUISITIONS AND ASSET PURCHASE:

On April 1, 2015, we entered into an agreement and plan of reorganization to acquire FBC Bancshares, Inc. and its wholly owned bank subsidiary, First Bank, N.A., Conroe, Texas. On July 31, 2015, the transaction was completed. Pursuant to the agreement, we issued 1,755,374 shares of the Company’s common stock in exchange for all of the outstanding shares of FBC Bancshares, Inc. At closing, FBC Bancshares, Inc. was merged into the Company and First Bank, N.A., Conroe, Texas, was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The primary purpose of the acquisition was to expand the Company’s market share along Interstate Highway 45 in southern Texas, north of Houston. Factors that contributed to a purchase price resulting in goodwill include First Bank, N.A.’s historic record of earnings, strong local economic environment and opportunity for growth. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing August 1, 2015.

The assets acquired and liabilities assumed were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The acquisition was not considered to be a significant business combination. The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands):

Fair value of consideration paid:
Common stock issued (1,755,374 shares)	$59,648

Fair value of identifiable assets acquired:
Cash and cash equivalents	65,197
Securities available-for-sale	42,903
Loans	248,380
Identifiable intangible assets	2,343
Other assets	15,262

Total identifiable assets acquired	374,085

Fair value of liabilities assumed:
Deposits	343,583
Subordinated debt	13,125
Other liabilities	1,651

Total liabilities assumed	358,359

Fair value of net identifiable assets acquired	15,726

Goodwill resulting from acquisition	$43,922

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

First Bank, N.A. had branches in Conroe, Magnolia, Tomball, The Woodlands, Cut and Shoot and Huntsville, all located north of Houston, Texas.

On April 8, 2015, the Company announced that it had entered into an asset purchase agreement with 4Trust Mortgage, Inc. for a cash purchase price of $1,900,000. The asset purchase was finalized on June 1, 2015.

On February 9, 2013, we entered into an agreement and plan of merger to acquire Orange Savings Bank, SSB. On May 31, 2013, the transaction was completed. Pursuant to the agreement, we paid $39,200,000 in cash and issued 840,000 shares of the Company’s common stock in exchange for all of the outstanding shares of Orange Savings Bank, SSB. At closing, Orange Savings Bank, SSB, was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company.

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

December 31, 2015, 2014 and 2013

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