Form 10-Q
period 2016-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2016-05-04
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2016
Common Stock, $0.01 par value per share	66,057,277

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company” or “we”) at March 31, 2016 and 2015 and December 31, 2015, and the consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for the three months ended March 31, 2016 and 2015, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2016	2015	2015
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$139,995	$142,233	$179,140
FEDERAL FUNDS SOLD	2,660	5,460	3,810
INTEREST-BEARING DEPOSITS IN BANKS	22,993	18,275	89,936

Total cash and cash equivalents	165,648	165,968	272,886

INTEREST-BEARING TIME DEPOSITS IN BANKS	2,427	9,170	3,495

SECURITIES AVAILABLE-FOR-SALE, at fair value	2,763,039	2,689,330	2,733,899

SECURITIES HELD-TO-MATURITY (fair value of $150, $317 and $283 at March 31, 2016 and 2015, and December 31, 2015, respectively)	146	310	278

LOANS:
Held for investment	3,282,199	2,928,476	3,317,050
Less - allowance for loan losses	(44,072)	(37,828)	(41,877)

Net loans held for investment	3,238,127	2,890,648	3,275,173
Held for sale	17,008	10,231	33,543

Net loans	3,255,135	2,900,879	3,308,716

BANK PREMISES AND EQUIPMENT, net	118,208	104,358	115,712
INTANGIBLE ASSETS	144,169	97,192	144,449
OTHER ASSETS	76,413	58,165	85,635

Total assets	$6,525,185	$6,025,372	$6,665,070

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,654,271	$1,600,807	$1,745,952
INTEREST-BEARING DEPOSITS	3,409,536	3,236,200	3,444,217

Total deposits	5,063,807	4,837,007	5,190,169

DIVIDENDS PAYABLE	10,567	8,980	10,558
SHORT-TERM BORROWINGS	525,340	401,898	615,675
OTHER LIABILITIES	86,863	71,239	43,682

Total liabilities	5,686,577	5,319,124	5,860,084

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 120,000,000 shares; 66,043,442, 64,142,812, and 65,990,234 shares issued at March 31, 2016 and 2015, and December 31, 2015, respectively)	660	641	660
Capital surplus	369,972	306,362	368,925
Retained earnings	403,135	342,995	388,006
Treasury stock (shares at cost: 520,357, 527,533, and 520,651 at March 31, 2016 and 2015, and December 31, 2015, respectively)	(6,409)	(6,005)	(6,296)
Deferred compensation	6,409	6,005	6,296
Accumulated other comprehensive earnings	64,841	56,250	47,395

Total shareholders’ equity	838,608	706,248	804,986

Total liabilities and shareholders’ equity	$6,525,185	$6,025,372	$6,665,070

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
INTEREST INCOME:
Interest and fees on loans	$40,347	$35,061
Interest on investment securities:
Taxable	7,262	7,808
Exempt from federal income tax	10,666	9,120
Interest on federal funds sold and interest-bearing deposits in banks	60	80

Total interest income	58,335	52,069

INTEREST EXPENSE:
Interest on deposits	1,053	928
Other	259	42

Total interest expense	1,312	970

Net interest income	57,023	51,099

PROVISION FOR LOAN LOSSES	2,328	1,290

Net interest income after provision for loan losses	54,695	49,809

NONINTEREST INCOME:
Trust fees	4,655	4,731
Service charges on deposit accounts	4,413	3,768
ATM, interchange and credit card fees	5,680	4,969
Real estate mortgage operations	3,139	1,482
Net gain on sale of available-for-sale securities (includes $2 and $5 for the three months ended March 31, 2016 and 2015, respectively, related to accumulated other comprehensive earnings reclassifications)	2	5
Net gain on sale of foreclosed assets	76	30
Net gain on sale of assets	513	5
Interest on loan recoveries	633	108
Other	710	799

Total noninterest income	19,821	15,897

NONINTEREST EXPENSE:
Salaries and employee benefits	22,590	18,265
Net occupancy expense	2,631	2,197
Equipment expense	3,380	2,899
FDIC insurance premiums	824	748
ATM, interchange and credit card expenses	1,687	1,725
Professional and service fees	1,564	1,065
Printing, stationery and supplies	503	596
Amortization of intangible assets	199	90
Other	7,703	6,358

Total noninterest expense	41,081	33,943

EARNINGS BEFORE INCOME TAXES	33,435	31,763
INCOME TAX EXPENSE (includes $1 and $2 for the three months ended March 31, 2016 and 2015, respectively, related to income tax expense reclassification)	7,739	7,766

NET EARNINGS	$25,696	$23,997

EARNINGS PER SHARE, BASIC	$0.39	$0.37

EARNINGS PER SHARE, ASSUMING DILUTION	$0.39	$0.37

DIVIDENDS PER SHARE	$0.16	$0.14

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015

NET EARNINGS	$25,696	$23,997

OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	26,842	13,483

Reclassification adjustment for realized gains on investment securities included in net earnings, before income taxes	(2)	(5)

Total other items of comprehensive earnings	26,840	13,478

Income tax expense related to other items of comprehensive earnings	(9,394)	(4,717)

COMPREHENSIVE EARNINGS	$43,142	$32,758

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity

Balances at December 31, 2014	64,089,921	$641	$305,429	$327,978	(529,563)	$(5,878)	$5,878	$47,489	$681,537

Net earnings (unaudited)	—	—	—	23,997	—	—	—	—	23,997

Stock option exercises (unaudited)	52,891	—	728	—	—	—	—	—	728

Cash dividends declared, $0.14 per share (unaudited)	—	—	—	(8,980)	—	—	—	—	(8,980)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	8,761	8,761

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	25	—	—	—	—	—	25

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	2,030	(127)	127	—	—

Stock option expense (unaudited)	—	—	180	—	—	—	—	—	180

Balances at March 31, 2015 (unaudited)	64,142,812	$641	$306,362	$342,995	(527,533)	$(6,005)	$6,005	$56,250	$706,248

Balances at December 31, 2015	65,990,234	$660	$368,925	$388,006	(520,651)	$(6,296)	$6,296	$47,395	$804,986

Net earnings (unaudited)	—	—	—	25,696	—	—	—	—	25,696

Stock option exercises (unaudited)	54,683	—	802	—	—	—	—	—	802

Restricted stock grant (unaudited)	(1,475)	—	—	—	—	—	—	—	—

Cash dividends declared, $0.16 per share (unaudited)	—	—	—	(10,567)	—	—	—	—	(10,567)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	17,446	17,446

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	25	—	—	—	—	—	25

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	294	(113)	113	—	—

Stock option expense (unaudited)	—	—	220	—	—	—	—	—	220

Balances at March 31, 2016 (unaudited)	66,043,442	$660	$369,972	$403,135	(520,357)	$(6,409)	$6,409	$64,841	$838,608

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$25,696	$23,997
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,805	2,473
Provision for loan losses	2,328	1,290
Securities premium amortization (discount accretion), net	6,948	6,028
Gain on sale of assets, net	(591)	(40)
Change in loans held for sale	16,535	(1,428)
Change in other assets	10,704	1,083
Change in other liabilities	7,580	7,002

Total adjustments	46,309	16,408

Net cash provided by operating activities	72,005	40,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing time deposits in banks	1,068	7,832
Activity in available-for-sale securities:
Sales	553	1,129
Maturities	86,258	46,774
Purchases	(69,605)	(294,523)
Activity in held-to-maturity securities - maturities	132	131
Net increase in loans	33,772	329
Purchases of bank premises and equipment and other assets	(5,447)	(3,087)
Proceeds from sale of other assets	480	212

Net cash provided by (used in) investing activities	47,211	(241,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(91,682)	30,476
Net increase (decrease) in interest-bearing deposits	(34,681)	56,275
Net increase (decrease) in short-term borrowings	(90,335)	34,788
Common stock transactions:
Proceeds from stock issuances	802	728
Dividends paid	(10,558)	(8,972)

Net cash provided by (used in) financing activities	(226,454)	113,295

NET DECREASE IN CASH AND CASH EQUIVALENTS	(107,238)	(87,503)

CASH AND CASH EQUIVALENTS, beginning of period	272,886	253,471

CASH AND CASH EQUIVALENTS, end of period	$165,648	$165,968

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$1,298	$971
Federal income tax paid	—	—
Transfer of loans to foreclosed assets	946	97
Investment securities purchased but not settled	26,452	20,639

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of March 31, 2016, we had 69 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Conroe, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas. Our trust subsidiary has nine locations which are located in Abilene, Fort Worth, Lubbock, Odessa, Beaumont, Hereford, San Angelo, Stephenville and Sweetwater.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U. S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

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

Note 2 – Stock Repurchase

On October 28, 2014, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2016, no shares were repurchased under this authorization.

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months ended March 31, 2016 and 2015, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the restricted stock and the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the restricted stock and exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2016 and 2015 were 65,974,559 and 64,122,965 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2016 and 2015 were 66,118,998 and 64,298,896 shares, respectively.

Note 4 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $2,427,000, $9,170,000 and $3,495,000 at March 31, 2016 and 2015 and December 31, 2015, respectively, and have original maturities generally ranging from one to three years. Of these amounts, $489,000 are time deposits with balances greater than $250,000, the FDIC insured limit at both March 31, 2015 and December 31, 2015. There were no balances over this limit at March 31, 2016.

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

The Company’s investment portfolio consists of U.S. Treasury securities, obligations of U. S. government sponsored enterprises and agencies, obligations of states and political subdivisions, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third party pricing services to value its investment securities, which the Company reviews as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with pricing matrices. The Company validates quarterly, on a sample basis, prices supplied by the independent pricing services by comparison to prices obtained from other third party sources.

A summary of the Company’s available-for-sale securities follows (in thousands):

	March 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$10,756	$73	$—	$10,829
Obligations of U.S. government sponsored enterprises and agencies	131,484	1,061	—	132,545
Obligations of states and political subdivisions	1,388,369	82,693	(28)	1,471,034
Corporate bonds and other	68,836	1,896	—	70,732
Residential mortgage-backed securities	793,509	17,180	(963)	809,726
Commercial mortgage-backed securities	264,231	4,013	(71)	268,173

Total securities available-for-sale	$2,657,185	$106,916	$(1,062)	$2,763,039

	March 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$10,899	$84	$—	$10,983
Obligations of U.S. government sponsored enterprises and agencies	173,777	1,340	—	175,117
Obligations of states and political subdivisions	1,238,354	65,922	(784)	1,303,492
Corporate bonds and other	95,044	3,089	—	98,133
Residential mortgage-backed securities	900,831	20,752	(1,217)	920,366
Commercial mortgage-backed securities	179,773	1,575	(109)	181,239

Total securities available-for-sale	$2,598,678	$92,762	$(2,110)	$2,689,330

	December 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$10,792	$5	$(2)	$10,795
Obligations of U.S. government sponsored enterprises and agencies	148,393	268	(107)	148,554
Obligations of states and political subdivisions	1,379,879	71,382	(134)	1,451,127
Corporate bonds and other	86,182	1,778	(5)	87,955
Residential mortgage-backed securities	781,648	10,993	(3,759)	788,882
Commercial mortgage-backed securities	247,991	429	(1,834)	246,586

Total securities available-for-sale	$2,654,885	$84,855	$(5,841)	$2,733,899

Disclosures related to the Company’s held-to-maturity securities, which totaled $146,000, $310,000 and $278,000 at March 31, 2016 and 2015, and December 31, 2015, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2016 were computed by using scheduled amortization of balances and historical prepayment rates. At March 31, 2016 and 2015, and December 31, 2015, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2016, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$168,837	$170,475
Due after one year through five years	700,497	737,357
Due after five years through ten years	727,661	774,335
Due after ten years	2,450	2,973
Mortgage-backed securities	1,057,740	1,077,899

Total	$2,657,185	$2,763,039

The following tables disclose, as of March 31, 2016 and 2015, and December 31, 2015, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$6,804	$23	$1,071	$5	$7,875	$28
Residential mortgage-backed securities	25,152	357	48,124	606	73,276	963
Commercial mortgage-backed securities	15,553	13	14,520	58	30,073	71

Total	$47,509	$393	$63,715	$669	$111,224	$1,062

	Less than 12 Months		12 Months or Longer		Total
March 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$84,444	$748	$2,570	$36	$87,014	$784
Residential mortgage-backed securities	12,917	13	67,164	1,204	80,081	1,217
Commercial mortgage-backed securities	19,842	57	9,564	52	29,406	109

Total	$117,203	$818	$79,298	$1,292	$196,501	$2,110

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities	$5,110	$2	$—	$—	$5,110	$2
Obligations of U.S. government sponsored enterprises and agencies	50,388	107	—	—	50,388	107
Obligations of states and political subdivisions	32,929	127	1,513	7	34,442	134
Corporate bonds and other	7,004	5	—	—	7,004	5
Residential mortgage-backed securities	231,481	1,765	63,919	1,994	295,400	3,759
Commercial mortgage-backed securities	196,163	1,752	9,345	82	205,508	1,834

Total	$523,075	$3,758	$74,777	$2,083	$597,852	$5,841

The number of investments in an unrealized loss position totaled 30 at March 31, 2016. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2016 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies.

At March 31, 2016, $1,600,768,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended March 31, 2016 and 2015, sales of investment securities that were classified as available-for-sale totaled $553,000 and $1,129,000, respectively. Gross realized gains from security sales during the first quarter of 2016 and 2015 totaled $7,000 and $5,000, respectively. Gross realized losses from security sales during the first quarter of 2016 totaled $5,000. There were no gross realized losses from security sales during the first quarter of 2015. The specific identification method was used to determine cost in order to compute the realized gains and losses.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2016 and 2015, and December 31, 2015, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of March 31, 2016 and 2015, and December 31, 2015, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at March 31, 2016 and 2015, and December 31, 2015, was $1,970,000, $2,037,000 and $2,178,000, respectively, compared to a contractual balance of $2,701,000, $2,817,000, and $2,936,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	March 31,		December 31,
	2016	2015	2015
Commercial	$669,525	$651,723	$696,163
Agricultural	87,490	90,610	102,351
Real estate	2,150,132	1,826,579	2,136,233
Consumer	375,052	359,564	382,303

Total loans held-for-investment	$3,282,199	$2,928,476	$3,317,050

Loans held for sale totaled $17,008,000, $10,231,000 and $33,543,000 at March 31, 2016 and 2015, and December 31, 2015, respectively, which are valued using the lower of cost or market method.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	March 31,		December 31,
	2016	2015	2015
Non-accrual loans*	$27,175	$18,935	$28,601
Loans still accruing and past due 90 days or more	59	184	341
Troubled debt restructured loans**	973	177	199

Total	$28,207	$19,296	$29,141

*	Includes $1,970,000, $2,037,000 and $2,178,000 of purchased credit impaired loans as of March 31, 2016 and 2015, and December 31, 2015, respectively.
**	Troubled debt restructured loans of $8,527,000, $8,431,000 and $6,113,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at March 31, 2016 and 2015, and December 31, 2015, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

March 31, 2016		March 31, 2015		December 31, 2015
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$27,175	$5,262	$18,935	$3,860	$28,601	$5,071

The average recorded investment in impaired loans for the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015, was approximately $26,412,000, $20,263,000 and $21,735,000, respectively. The Company had $29,028,000, $20,377,000 and $29,768,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at March 31, 2016 and 2015, and December 31, 2015, respectively. Non-accrual loans at March 31, 2016 and 2015, and December 31, 2015, consisted of the following by class of financing receivables (in thousands):

	March 31,		December 31,
	2016	2015	2015
Commercial	$7,392	$3,098	$8,761
Agricultural	19	197	97
Real estate	18,473	14,983	18,766
Consumer	1,291	657	977

Total	$27,175	$18,935	$28,601

No significant additional funds are committed to be advanced in connection with impaired loans as of March 31, 2016.

The Company’s impaired loans and related allowance as of March 31, 2016 and 2015, and December 31, 2015, are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

March 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$8,309	$1,227	$6,165	$7,392	$2,165	$6,812
Agricultural	19	—	19	19	7	11
Real Estate	23,740	5,746	12,727	18,473	2,658	18,504
Consumer	1,478	210	1,081	1,291	432	1,085

Total	$33,546	$7,183	$19,992	$27,175	$5,262	$26,412

*	Includes $1,970,000 of purchased credit impaired loans.

March 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$3,696	$373	$2,725	$3,098	$1,079	$3,200
Agricultural	213	—	197	197	55	207
Real Estate	20,865	4,519	10,464	14,983	2,617	16,179
Consumer	870	406	251	657	109	677

Total	$25,644	$5,298	$13,637	$18,935	$3,860	$20,263

*	Includes $2,037,000 of purchased credit impaired loans.

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year Average Recorded Investment
Commercial	$10,056	$608	$8,153	$8,761	$2,030	$5,812
Agricultural	97	—	97	97	70	48
Real Estate	23,710	5,314	13,452	18,766	2,827	15,211
Consumer	1,167	624	353	977	144	664

Total	$35,030	$6,546	$22,055	$28,601	$5,071	$21,735

*	Includes $2,178,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $922,000 during the year ended December 31, 2015. Such amounts for the three-month periods ended March 31, 2016 and 2015 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same, at March 31, 2016 and 2015, and December 31, 2015 (in thousands):

March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$611,466	$7,378	$50,681	$—	$669,525
Agricultural	84,555	350	2,585	—	87,490
Real Estate	2,072,210	23,359	54,563	—	2,150,132
Consumer	371,826	399	2,827	—	375,052

Total	$3,140,057	$31,486	$110,656	$—	$3,282,199

March 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$631,100	$9,384	$11,239	$—	$651,723
Agricultural	90,030	164	416	—	90,610
Real Estate	1,771,889	20,809	33,782	99	1,826,579
Consumer	357,709	517	1,338	—	359,564

Total	$2,850,728	$30,874	$46,775	$99	$2,928,476

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$633,083	$9,762	$53,318	$—	$696,163
Agricultural	99,862	1,398	1,091	—	102,351
Real Estate	2,054,738	29,000	52,458	37	2,136,233
Consumer	379,941	416	1,946	—	382,303

Total	$3,167,624	$40,576	$108,813	$37	$3,317,050

At March 31, 2016 and 2015, and December 31, 2015, the Company’s past due loans are as follows (in thousands):

March 31, 2016	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$3,338	$1,228	$1,498	$6,064	$663,461	$669,525	$42
Agricultural	320	—	—	320	87,170	87,490	—
Real Estate	10,979	1,560	3,684	16,223	2,133,909	2,150,132	—
Consumer	1,677	336	162	2,175	372,877	375,052	17

Total	$16,314	$3,124	$5,344	$24,782	$3,257,417	$3,282,199	$59

March 31, 2015	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,514	$283	$208	$5,005	$646,718	$651,723	$—
Agricultural	485	35	—	520	90,090	90,610	—
Real Estate	13,077	1,116	1,368	15,561	1,811,018	1,826,579	144
Consumer	1,679	390	218	2,287	357,277	359,564	40

Total	$19,755	$1,824	$1,794	$23,373	$2,905,103	$2,928,476	$184

December 31, 2015	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,099	$3,652	$1,024	$7,775	$688,388	$696,163	$54
Agricultural	348	83	—	431	101,920	102,351	—
Real Estate	12,247	2,226	2,874	17,347	2,118,886	2,136,233	217
Consumer	1,645	183	266	2,094	380,209	382,303	70

Total	$17,339	$6,144	$4,164	$27,647	$3,289,403	$3,317,050	$341

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses at March 31, 2016 and 2015, and December 31, 2015, by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at March 31, 2016 and 2015, and December 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,165	$7	$2,658	$432	$5,262
Loans collectively evaluated for impairment	10,740	1,248	23,441	3,381	38,810

Total	$12,905	$1,255	$26,099	$3,813	$44,072

March 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,079	$55	$2,617	$109	$3,860
Loans collectively evaluated for impairment	9,296	418	22,622	1,632	33,968

Total	$10,375	$473	$25,239	$1,741	$37,828

December 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,030	$70	$2,827	$144	$5,071
Loans collectively evaluated for impairment	10,614	1,121	21,548	3,523	36,806

Total	$12,644	$1,191	$24,375	$3,667	$41,877

Changes in the allowance for loan losses for the three months ended March 31, 2016 and 2015, are summarized as follows by portfolio segment (in thousands):

Three months ended March 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,644	$1,191	$24,375	$3,667	$41,877
Provision for loan losses	847	196	832	453	2,328
Recoveries	286	11	1,227	125	1,649
Charge-offs	(872)	(143)	(335)	(432)	(1,782)

Ending balance	$12,905	$1,255	$26,099	$3,813	$44,072

Three months ended March 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,990	$527	$26,657	$1,650	$36,824
Provision for loan losses	2,465	(32)	(1,467)	324	1,290
Recoveries	80	2	71	71	224
Charge-offs	(160)	(24)	(22)	(304)	(510)

Ending balance	$10,375	$473	$25,239	$1,741	$37,828

The Company’s recorded investment in loans as of March 31, 2016 and 2015, and December 31, 2015 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $1,970,000, $2,037,000 and $2,178,000 at March 31, 2016 and 2015, and December 31, 2015, respectively, are included in loans individually evaluated for impairment.

March 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$7,392	$19	$18,473	$1,291	$27,175
Loans collectively evaluated for impairment	662,133	87,471	2,131,659	373,761	3,255,024

Total	$669,525	$87,490	$2,150,132	$375,052	$3,282,199

March 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,098	$197	$14,983	$657	$18,935
Loans collectively evaluated for impairment	648,625	90,413	1,811,596	358,907	2,909,541

Total	$651,723	$90,610	$1,826,579	$359,564	$2,928,476

December 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$8,761	$97	$18,766	$977	$28,601
Loans collectively evaluated for impairment	687,402	102,254	2,117,467	381,326	3,288,449

Total	$696,163	$102,351	$2,136,233	$382,303	$3,317,050

The Company’s loans that were modified in the three months ended March 31, 2016 and 2015 and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	7	$2,640	$2,640	3	$128	$128
Agricultural	—	—	—	—	—	—
Real Estate	2	463	463	—	—	—
Consumer	2	20	20	1	24	24

Total	11	$3,123	$3,123	4	$152	$152

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$2,237	$403	$—	$128	$—
Agricultural	—	—	—	—	—	—
Real Estate	—	113	350	—	—	—
Consumer	—	4	16	—	—	24

Total	$—	$2,354	$769	$—	$128	$24

During the three months ended March 31, 2015, one loan was modified as troubled debt restructured loan within the previous 12 months and for which there was a payment default. There were no such defaults in the three months ended March 31, 2016. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Three Months Ended March 31, 2015
	Number	Balance
Commercial	1	$111
Agriculture	—	—
Real Estate	—	—
Consumer	—	—

Total	1	$111

As of March 31, 2016, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At March 31, 2016, $2,032,327,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At March 31, 2016, $175,000,000 were outstanding under this line of credit.

Note 6 – Borrowings

Borrowings at March 31, 2016 and 2015, and December 31, 2015 consisted of the following (dollars in thousands):

	March 31,		December 31,
	2016	2015	2015
Securities sold under agreements with customers to repurchase	$342,540	$366,140	$310,330
Federal funds purchased	7,800	19,775	6,325
Advances from Federal Home Loan Bank of Dallas	175,000	15,983	299,020

Total	$525,340	$401,898	$615,675

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

Note 7 - Income Taxes

Income tax expense was $7,739,000 for the first quarter of 2016 as compared to $7,766,000 for the same period in 2015. The Company’s effective tax rates on pretax income were 23.15% and 24.45% for the first quarters of 2016 and 2015, respectively. The effective tax rates differ from the statutory federal tax rate of 35% primarily due to tax exempt interest income earned on certain investment securities and loans and the deductibility of dividends paid to our employee stock ownership plan.

Note 8 - Stock Option Plan and Restricted Stock Plan

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. Through March 31, 2016, no options have been granted in 2016. On October 27, 2015, the Company granted 455,000 shares in incentive stock options at an exercise price of $33.89 to its employees. The Company recorded stock option expense totaling $220,000 and $180,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

On April 28, 2015, shareholders of the Company approved a restricted stock plan for selected employees, officers, non-employee directors and consultants. On July 21, 2015, 7,070 shares were granted to the ten non-employee directors. Total value of these shares totaled $250,000 and is being expensed over the period from grant date to April 26, 2016, the next scheduled annual shareholders’ meeting at which the director’s current term will expire. On October 27, 2015, the Company also granted 32,748 shares with a total value of $1,110,000 to certain officers that is being expensed over the vesting period of three years. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

Note 9 - Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal

Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $500,000 in 2015 and has to date made no contributions in 2016.

Net periodic benefit costs totaling $82,000 and $75,000 were recorded for the three months ended March 31, 2016 and 2015, respectively.

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

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and 2015, and December 31, 2015, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,829	$—	$—	$10,829
Obligations of U. S. government sponsored-enterprises and agencies	—	132,545	—	132,545
Obligations of states and political subdivisions	—	1,471,034	—	1,471,034
Corporate bonds	—	66,136	—	66,136
Residential mortgage-backed securities	—	809,726	—	809,726
Commercial mortgage-backed securities	—	268,173	—	268,173
Other securities	4,596	—	—	4,596

Total	$15,425	$2,747,614	$—	$2,763,039

March 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,983	$—	$—	$10,983
Obligations of U. S. government sponsored-enterprises and agencies	—	175,117	—	175,117
Obligations of states and political subdivisions	—	1,303,492	—	1,303,492
Corporate bonds	—	93,158	—	93,158
Residential mortgage-backed securities	—	920,366	—	920,366
Commercial mortgage-backed securities	—	181,239	—	181,239
Other securities	4,975	—	—	4,975

Total	$15,958	$2,673,372	$—	$2,689,330

December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,795	$—	$—	$10,795
Obligations of U. S. government sponsored-enterprises and agencies	—	148,554	—	148,554
Obligations of states and political subdivisions	—	1,451,127	—	1,451,127
Corporate bonds	—	83,254	—	83,254
Residential mortgage-backed securities	—	788,882	—	788,882
Commercial mortgage-backed securities	—	246,586	—	246,586
Other securities	4,701	—	—	4,701

Total	$15,496	$2,718,403	$—	$2,733,899

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2016:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At March 31, 2016, impaired loans with a carrying value of $27,175,000 were reduced by specific valuation reserves totaling $5,262,000 resulting in a net fair value of $21,913,000.

Loans Held-for-Sale – Loans held-for-sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held-for-sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At March 31, 2016, the Company’s mortgage loans held-for-sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months ended March 31, 2016 and 2015 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Carrying value of other real estate owned prior to re-measurement	$—	$10
Write-downs included in gain (loss) on sale of other real estate owned	—	(10)

Fair value	$—	$—

At March 31, 2016 and 2015, and December 31, 2015, other real estate owned totaled $743,000, $863,000, and $153,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at March 31, 2016 and 2015, and December 31, 2015, were as follows (in thousands):

	March 31,		March 31,		December 31,
	2016		2015		2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$139,995	$139,995	$142,233	$142,233	$179,140	$179,140	Level 1

Federal funds sold	2,660	2,660	5,460	5,460	3,810	3,810	Level 1

Interest-bearing deposits in banks	22,993	22,993	18,275	18,275	89,936	89,936	Level 1

Interest-bearing time deposits in banks	2,427	2,430	9,170	9,185	3,495	3,500	Level 2

Available-for-sale Securities	2,763,039	2,763,039	2,689,330	2,689,330	2,733,899	2,733,899	Levels 1 and 2

Held-to-maturity securities	146	150	310	317	278	283	Level 2

Loans	3,255,135	3,260,544	2,900,879	2,907,114	3,308,716	3,316,243	Level 3

Accrued interest receivable	26,166	26,166	25,238	25,238	34,697	34,697	Level 2

Deposits with stated maturities	589,898	591,675	623,108	624,926	620,852	622,572	Level 2

Deposits with no stated maturities	4,473,909	4,473,909	4,213,899	4,213,899	4,569,317	4,569,317	Level 1

Short-term borrowings	525,340	525,340	401,898	401,898	615,675	615,675	Level 2

Accrued interest payable	254	254	235	235	240	240	Level 2

Note 11 - Recently Issued Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) 2014-14, “Receivables – Troubled Debt Restructuring by Creditors.” ASU 2014-14 clarified that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The new guidance was effective for the Company on January 1, 2015 and did not have a significant impact to the Company’s financial statements.

ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will be effective in the first quarter of 2018. The Company is continuing to evaluate the potential impact to the Company’s financial statements.

ASU 2014-11, “Transfers and Servicing.” ASU 2014-11 amended guidance related to repurchase-to-maturity transactions to require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendment requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. The amendment requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, the amendment requires disclosures related to collateral, remaining contractual term and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. The amendment was effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements.

ASU 2015-01, “Income Statement – Extraordinary and Unusual Items.” ASU 2015-01 eliminated from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to show the item separately in the income statement, net of tax, after income from continuing operations. The new guidance became effective for the Company beginning January 1, 2016, and did not have a significant impact on the Company’s financial statements.

ASU 2015-16, “Business Combinations – Simplifying the Accounting Measurement Period Adjustments.” ASU 2015-16 amended business combination guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect of earnings on changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amended guidance became effective for the Company on January 1, 2016, and did not have a significant impact on the Company’s financial statements.

ASU 2016-1, “No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service, (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 became effective on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will amend current guidance such that all excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense or benefit in the income statement during the period in which they occur. Additionally, excess tax benefits will be classified along with other income tax cash flows as an operating activity rather than a financing activity. ASU 2016-09 also provides that any entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current requirement, or account for forfeitures when they occur. ASU 2016-09 will be effective January 1, 2017 and is not expected to have a significant impact on our financial statements.

ASU 2016-02, “Leases.” ASU 2016-02 will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The amended guidance will be effective in the first quarter of 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the potential impact of ASU 2016-02 on the Company’s financial statements.

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

First Bank, N.A. had branches in Conroe, Magnolia, Tomball, The Woodlands, Cut and Shoot and Huntsville, all located north of Houston, Texas. On February 26, 2016, the Company closed First Bank’s Huntsville location and merged the branch with the Company’s existing Huntsville location.

On April 8, 2015, the Company announced that it had entered into an asset purchase agreement with 4Trust Mortgage, Inc. for a cash purchase price of $1,900,000. The asset purchase was finalized on May 31, 2015, which we refer to herein as the “4Trust asset purchase.” The total asset purchase price exceeded the estimated fair value of assets purchased by approximately $1,750,000 and the Company recorded such excess as goodwill.

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

The following discussion and analysis of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2015 Annual Report on Form 10-K.

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

Results of Operations

Performance Summary. Net earnings for the first quarter of 2016 were $25.70 million compared to $24.00 million for the same quarter in 2015, or a 7.08% increase.

Basic earnings per share for the first quarter of 2016 were $0.39 compared to $0.37 for the same quarter last year. The return on average assets was 1.58% for the first quarter of 2016, as compared to 1.64% for the first quarter of 2015. The return on average equity was 12.55% for the first quarter of 2016 as compared to 14.00% for the first quarter of 2015.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $63.14 million for the first quarter of 2016, as compared to $56.31 million for the same period last year. The increase in 2016 compared to 2015 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $559.01 million for the first quarter of 2016 over the same period in 2015. Average loans and tax exempt securities increased $380.86 million and $236.41 million, respectively, for the first quarter of 2016 over the first quarter of 2015. Average interest bearing liabilities increased $398.43 million for the first quarter of 2016, as compared to the same period in 2015. The yield on earning assets increased 6 basis points and the rate paid on interest-bearing liabilities increased 2 basis points for the first quarter of 2016 over the first quarter of 2015.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
	Change Attributable to		Total Change
	Volume	Rate

Short-term investments	$(40)	$20	$(20)
Taxable investment securities	(55)	(491)	(546)
Tax-exempt investment securities (1)	2,772	(419)	2,353
Loans (1) (2)	4,600	782	5,382

Interest income	7,277	(108)	7,169

Interest-bearing deposits	63	62	125
Short-term borrowings	20	198	218

Interest expense	83	260	343

Net interest income	$7,194	$(368)	$6,826

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the first quarter of 2016 was 4.15%, an increase of 4 basis points from the same period in 2015. Although the Federal Reserve slightly increased rates in late 2015 and continues to issue forward guidance plans to increase rates further in 2016 and future years, we expect interest rates to remain at lower levels, which will continue the downward pressure on our net interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended March 31,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Short-term investments (1)	$47,773	$60	0.51%	$96,565	$80	0.34%
Taxable investment securities (2)	1,323,606	7,262	2.19	1,333,073	7,808	2.34
Tax-exempt investment securities (2)(3)	1,428,178	16,326	4.57	1,191,772	13,973	4.69
Loans (3)(4)	3,312,664	40,802	4.95	2,931,805	35,421	4.90

Total earning assets	6,112,221	$64,450	4.24%	5,553,215	$57,282	4.18%
Cash and due from banks	158,316			153,348
Bank premises and equipment, net	116,232			104,008
Other assets	56,598			45,862
Goodwill and other intangible assets, net	144,348			97,314
Allowance for loan losses	(42,632)			(37,321)

Total assets	$6,545,083			$5,916,426

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,445,622	$1,053	0.12%	$3,221,552	$928	0.12%
Short-term borrowings	562,569	259	0.19	388,213	42	0.04

Total interest-bearing liabilities	4,008,191	$1,312	0.13%	3,609,765	$970	0.11%
Noninterest-bearing deposits	1,652,182			1,559,916
Other liabilities	60,940			51,514

Total liabilities	5,721,313			5,221,195
Shareholders’ equity	823,770			695,231

Total liabilities and shareholders’ equity	$6,545,083			$5,916,426

Net interest income		$63,138			$56,312

Rate Analysis:
Interest income/earning assets			4.24%			4.18%
Interest expense/earning assets			0.09			0.07

Net yield on earning assets			4.15%			4.11%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the first quarter of 2016 was $19.82 million, an increase of $3.92 million compared to the same period in 2015. Service charges on deposits and ATM, interchange and credit card fees increased 17.12 and 14.31 percent, respectively, to $4.41 million and $5.68 million compared with $3.77 million and $4.97 million, respectively, in the same quarter last year due to the acquisition of First Bank and the continued growth in net new accounts and debit cards. Real estate mortgage fees increased 111.81 percent in the first quarter of 2016 to $3.14 million compared with $1.48 million in the same quarter a year ago, primarily resulting from additional loan origination production from the 4Trust asset purchase. Trust fees decreased $76 thousand to $4.66 million in the first quarter of 2016 compared with $4.73 million in the same quarter last year due to a $257 thousand decline in trust oil and gas fee income when compared to the same quarter a year ago. This decline was mostly offset by an increase in the fair value of trust assets managed to $4.01 billion from $3.85 billion a year ago.

Table 3 - Noninterest Income (in thousands):

	Three Months Ended March 31,
	2016	Increase (Decrease)	2015

Trust fees	$4,655	$(76)	$4,731
Service charges on deposit accounts	4,413	645	3,768
ATM, interchange and credit card fees	5,680	711	4,969
Real estate mortgage operations	3,139	1,657	1,482
Net gain (loss) on sale of available-for-sale securities	2	(3)	5
Net gain on sale of foreclosed assets	76	46	30
Net gain on sale of assets	513	508	5
Interest on loan recoveries	633	525	108

Other:
Check printing fees	47	(11)	58
Safe deposit rental fees	194	7	187
Credit life and debt protection fees	120	(15)	135
Brokerage commissions	93	(87)	180
Miscellaneous income	256	17	239

Total other	710	(89)	799

Total Noninterest Income	$19,821	$3,924	$15,897

Noninterest Expense. Total noninterest expense for the first quarter of 2016 was $41.08 million, an increase of $7.14 million compared to the same period in 2015. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first quarter of 2016 was 49.52%, compared to 47.01% from the same period in 2015.

Salaries and employee benefits for the first quarter of 2016 totaled $22.59 million, an increase of $4.33 million compared to the same period in 2015. The increase was primarily driven by the addition of 4Trust and First Bank employees and annual pay increases.

All other categories of noninterest expense for the first quarter of 2016 totaled $18.49 million, an increase of $2.81 million compared to the same period in 2015. This increase primarily resulted from increases in equipment, net occupancy and professional fee expenses also largely driven by the additions of 4Trust and First Bank.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended March 31,
	2016	Increase (Decrease)	2015

Salaries	$17,083	$3,217	$13,866
Medical	2,028	792	1,236
Profit sharing	1,045	(197)	1,242
Pension	82	7	75
401(k) match expense	611	129	482
Payroll taxes	1,435	251	1,184
Stock option and stock grant expense	306	126	180

Total salaries and employee benefits	22,590	4,325	18,265

Net occupancy expense	2,631	434	2,197
Equipment expense	3,380	481	2,899
FDIC assessment fees	824	76	748
ATM, interchange and credit card expense	1,687	(38)	1,725
Professional and service fees	1,564	499	1,065
Printing, stationery and supplies	503	(93)	596
Amortization of intangible assets	199	109	90

Other:
Data processing fees	103	9	94
Postage	428	9	419
Advertising	814	55	759
Correspondent bank service charges	247	25	222
Telephone	731	245	486
Public relations and business development	630	36	594
Directors’ fees	361	102	259
Audit and accounting fees	476	51	425
Legal fees	618	30	588
Regulatory exam fees	284	25	259
Travel	267	59	208
Courier expense	187	(19)	206
Operational and other losses	486	259	227
Other real estate	41	15	26
Other miscellaneous expense	2,030	444	1,586

Total other	7,703	1,345	6,358

Total Noninterest Expense	$41,081	$7,138	$33,943

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and commercial real estate, which is primarily owner-occupied. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of March 31, 2016, total loans held for investment were $3.28 billion, a decrease of $34.85 million, as compared to December 31, 2015. As compared to December 31, 2015, commercial loans decreased $26.64 million, agricultural loans decreased $14.86 million, real estate loans increased $13.90 million, and consumer loans decreased $7.25 million. Loans averaged $3.31 billion during the first quarter of 2016, an increase of $380.86 million from the prior year first quarter average balances.

Table 5 - Composition of Loans (in thousands):

	March 31,		December 31, 2015
	2016	2015

Commercial	$669,525	$651,723	$696,163
Agricultural	87,490	90,610	102,351
Real estate	2,150,132	1,826,579	2,136,233
Consumer	375,052	359,564	382,303

Total loans held-for-investment	$3,282,199	$2,928,476	$3,317,050

At March 31, 2016, our real estate loans represent approximately 65.51% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 44.31%, (ii) commercial real estate loans of 25.03%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 16.13%, (iv) residential development and construction loans of 9.35%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 5.18%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $17.01, $10.23 million, and $33.54 million at March 31, 2016 and 2015, and December 31, 2015, respectively, which are valued using the lower of cost or market method.

Asset Quality. The loan portfolio of our bank subsidiary is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $29.03 million at March 31, 2016, as compared to $20.38 million at March 31, 2015 and $29.77 million at December 31, 2015. As a percent of loans and foreclosed assets, these assets were 0.88% at March 31, 2016, as compared to 0.69% at March 31, 2015 and 0.89% at December 31, 2015. As a percent of total assets, these assets were 0.44% at March 31, 2016, as compared to 0.34% at March 31, 2015 and 0.45% at December 31, 2015. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at March 31, 2016.

Supplemental Oil and Gas Information. As of March 31, 2016, the Company’s direct exposure to the oil and gas industry remained at approximately 2.79% of total loans, or $92.06 million, consistent with December 31, 2015 year-end levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 6.7%, (ii) oil and gas field servicing loans of 16.7%, (iii) real estate loans of 37.7%, (iv) accounts receivable and inventory of 16.3% and (v) other of 22.6%. These loans have experienced increased stress due to continued depressed oil and gas prices. The Company has instituted additional monitoring procedures for these loans and has classified, downgraded and charged-off loans as appropriate. The following oil and gas information is as of and for the quarters ended March 31, 2016 and 2015, and December 31, 2015:

	March 31,		December 31, 2015
	2016	2015

Oil and gas loans	$92,058	$95,044	$96,712
Oil and gas loans as a % of total loans	2.79%	3.23%	2.89%
Classified oil and gas loans	$36,402	$6,654	$34,506
Nonaccrual oil and gas loans	4,917	44	5,404
Net charge-offs for oil and gas loans	517	10	1,370
Allowance for oil and gas loans as a % of oil and gas loans	7.37%	3.40%	6.35%

Table 6 – Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	March 31,		December 31, 2015
	2016	2015

Non-accrual loans*	$27,175	$18,935	$28,601
Loans still accruing and past due 90 days or more	59	184	341
Troubled debt restructured loans**	973	177	199

Nonperforming loans	28,207	19,296	29,141
Foreclosed assets	821	1,081	627

Total nonperforming assets	$29,028	$20,377	$29,768

As a % of loans and foreclosed assets	0.88%	0.69%	0.89%
As a % of total assets	0.44%	0.34%	0.45%

*	Includes $1.97 million, $2.04 million and $2.18 million of purchased credit impaired loans as of March 31, 2016 and 2015, and December 31, 2015, respectively.
**	Troubled debt restructured loans of $8.53 million, $8.43 million and $6.11 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at March 31, 2016 and 2015, and December 31, 2015, respectively.

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on impaired loans as of December 31, 2015 of approximately $780 thousand during the year ended December 31, 2015. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2015, such income would have approximated $2.74 million. Such amounts for the 2016 and 2015 interim periods were insignificant.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $2.33 million for the first quarter of 2016, as compared to $1.29 million for the first quarter of 2015. The continued provision for loan losses in 2016 and 2015 reflects the continued levels of nonperforming and classified assets, gross charge-offs, as well as the economic effects related to the oil and gas industry. The Company’s direct exposure to the oil and gas industry remained at approximately 2.79% of total loans at March 31, 2016, consistent with December 31, 2015 year-end levels. As a percent of average loans, net loan charge-offs were 0.02% for the first quarter of 2016, as compared to 0.04% for the first quarter of 2015. The allowance for loan losses as a percent of loans was 1.34% as of March 31, 2016, as compared to 1.29% as of March 31, 2015 and 1.25% as of December 31, 2015. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015

Allowance for loan losses at period-end	$44,072	$37,828

Loans held-for-investment at period-end	3,282,199	2,928,476
Average loans for period	3,312,664	2,931,805

Net charge-offs/average loans (annualized)	0.02%	0.04%
Allowance for loan losses/period-end loans	1.34%	1.29%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	156.24%	196.04%

Interest-Bearing Deposits in Banks. At March 31, 2016, our interest-bearing deposits in banks were $25.42 million compared to $27.45 million at March 31, 2015 and $93.43 million at December 31, 2015. At March 31, 2016, interest-bearing deposits in banks included $2.43 million invested in FDIC-insured certificates of deposit, $22.68 million maintained at the Federal Reserve Bank of Dallas and $310 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At March 31, 2016, securities with a fair value of $2.76 billion were classified as securities available-for-sale and securities with an amortized cost of $146 thousand were classified as securities held-to-maturity. As compared to December 31, 2015, the available-for-sale portfolio at March 31, 2016 reflected (i) a decrease of $16.01 million in obligations of U.S. government sponsored enterprises and agencies, (ii) an increase of $19.91 million in obligations of states and political subdivisions, (iii) a decrease of $17.22 million in corporate bonds and other, (iv) an increase of $42.43 million in mortgage-backed securities and (v) an increase of $34 thousand in U.S. Treasury securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at March 31, 2016 and 2015, and December 31, 2015.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at March 31, 2016 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$—	—%	$10,829	1.13%	$—	—%	$—	—%	$10,829	1.13%
Obligations of U.S. government sponsored enterprises and agencies	51,321	1.15	81,224	1.34	—	—	—	—	132,545	1.26
Obligations of states and political subdivisions	97,748	4.30	595,978	5.18	774,335	4.89	2,973	6.65	1,471,034	4.97
Corporate bonds and other securities	21,406	2.09	49,326	3.12	—	—	—	—	70,732	2.81
Mortgage-backed securities	5,733	4.53	836,274	2.32	223,037	2.51	12,855	2.42	1,077,899	2.37

Total	$176,208	3.12%	$1,573,631	3.37%	$997,372	4.36%	$15,828	3.22%	$2,763,039	3.71%

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

As of March 31, 2016, the investment portfolio had an overall tax equivalent yield of 3.71%, a weighted average life of 4.38 years and modified duration of 3.91 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $5.06 billion as of March 31, 2016, as compared to $4.84 billion as of March 31, 2015 and $5.19 billion as of December 31, 2015. Table 9 provides a breakdown of average deposits and rates paid for the three month periods ended March 31, 2016 and 2015.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,652,182	—%	$1,559,916	—%

Interest-bearing deposits:
Interest-bearing checking	1,761,548	0.12	1,609,702	0.10
Savings and money market accounts	1,078,640	0.06	977,417	0.06
Time deposits under $100,000	247,985	0.18	261,188	0.20
Time deposits of $100,000 or more	357,449	0.30	373,245	0.30

Total interest-bearing deposits	3,445,622	0.12%	3,221,552	0.12%

Total average deposits	$5,097,804		$4,781,468

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $525.34 million, $401.90 million and 615.68 million at March 31, 2016 and 2015 and December 31, 2015, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $562.57 million and $388.21 million in the first quarters of 2016 and 2015, respectively. The weighted average interest rate paid on these borrowings were 0.19% and 0.04% for the first quarters of 2016 and 2015, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $838.61 million, or 12.85% of total assets at March 31, 2016, as compared to $706.25 million, or 11.72% of total assets at March 31, 2015 and $804.99 million, or 12.08% of total assets at December 31, 2015. Included in shareholders’ equity at March 31, 2016 and 2015 and December 31, 2015, were $68.81 million, $58.92 million and $51.36 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the first quarter of 2016, total shareholders’ equity averaged $823.77 million, or 12.59% of average assets, as compared to $695.23 million, or 11.75% of average assets, during the same period in 2015.

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

As of March 31, 2016 and December 31, 2015, we had a total risk-based capital ratio of 17.60% and 16.97%, a Tier 1 capital to risk-weighted assets ratio of 16.46% and 15.90%; a common equity Tier 1 to risk-weighted assets ratio of 16.46% and 15.90% and a Tier 1 leverage ratio of 10.23% and 9.96%, respectively. The regulatory capital ratios as of March 31, 2016 and December 31, 2015 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

As of March 31, 2016 and December 31, 2015, the regulatory capital ratios of the Company and Bank exceeded the required minimums, as seen in the table below:

	Actual		Capital Required Under Basel III Requirements
	Amount	Ratio	Amount		Ratio

As of March 31, 2016:
Total Capital (to Risk-Weighted Assets):
Consolidated	$691,269	18%	≥$	341,297	≥	8.625%
First Financial Bank, N.A.	$598,201	15%	≥$	340,570	≥	8.625%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$646,541	16%	≥$	262,156	≥	6.625%
First Financial Bank, N.A.	$553,473	14%	≥$	261,598	≥	6.625%

Common Equity Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$646,541	16%	≥$	202,800	≥	5.125%
First Financial Bank, N.A.	$553,473	14%	≥$	202,368	≥	5.125%

Tier1 Capital (to Average Assets) - Leverage:
Consolidated	$646,541	10%	≥$	252,808	≥	4%
First Financial Bank, N.A	$553,473	9%	≥$	252,020	≥	4%

As of December 31, 2015:
Total Capital (to Risk-Weighted Assets):
Consolidated	$672,920	17%	≥$	318,528	≥	8%
First Financial Bank, N.A.	$570,910	14%	≥$	317,788	≥	8%

Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$630,413	16%	≥$	238,896	≥	6%
First Financial Bank, N.A.	$528,403	13%	≥$	238,341	≥	6%

Common Equity Tier1 Capital (to Risk-Weighted Assets):
Consolidated	$630,413	16%	≥$	179,172	≥	4.5%
First Financial Bank, N.A.	$528,403	13%	≥$	178,756	≥	4.5%

Tier1 Capital (to Average Assets) - Leverage:
Consolidated	$630,413	10%	≥$	256,368	≥	4%
First Financial Bank, N.A	$528,403	8%	≥$	252,419	≥	4%

We have performed a preliminary assessment using the regulatory capital estimation tool made available by the OCC and believe the Company and Bank are prepared to meet the new requirements upon full adoption of the Basel III Notice of Proposed Rulemaking that will be effective December 31, 2019.

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

As of March 31, 2016, the model simulations projected that 100 and 200 basis point increases in interest rates would result in variances in net interest income of positive 0.23% and negative 0.11%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 50 basis points would result in a negative variance in net interest income of 2.00% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 50 basis points as of March 31, 2016 remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $525.34 million at March 31, 2016, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2017 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At March 31, 2016, there was $2.7 million drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $786.88 million, at March 31, 2016, secured by portions of our loan portfolio and certain investment securities. At March 31, 2016, $175.00 million in advances were outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2015, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2017, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2017. If a balance exists at June 30, 2017, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at March 31, 2016. There was no outstanding balance under the line of credit as of March 31, 2016 or December 31, 2015.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $81.27 million at March 31, 2016, investment securities which totaled $12.07 million at March 31, 2016 and mature over 7 to 14 years, available dividends from our subsidiaries which totaled $137.11 million at March 31, 2016, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

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

Table 10 – Commitments as of March 31, 2016 (in thousands):

Total Notional Amounts Committed

Unfunded lines of credit	$492,018
Unfunded commitments to extend credit	233,900
Standby letters of credit	31,251

Total commercial commitments	$757,169

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2016, approximately $137.11 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $1.20 million and $3.60 million for the three-month periods ended March 31, 2016 and 2015, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 41.12% and 37.42% of net earnings for the first three months of 2016 and 2015, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 26, 2016, the Board of Directors declared a $0.18 per share cash dividend that will be paid July 1, 2016 to shareholders of record on June 16, 2016. This represented a 12.50% increase in quarterly dividends over the same period in the prior year.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report:

2.1	—	Agreement and Plan of Merger between First Financial Bankshares, Inc., First Financial Bank, N.A., OSB Financial Services, Inc. and Orange Savings Bank, SSB, dated as of February 20, 2013 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed February 26, 2013).

2.2	—	Agreement and Plan of Merger between First Financial Bankshares, Inc., First Financial Bank, N.A., FBC Bancshares, Inc. and First Bank, N.A., Conroe, Texas, dated as of April 1, 2015 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed April 3, 2015).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 28, 2015).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K Report filed June 30, 2014).++

10.2	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).++

10.3	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).++

10.4	—	Loan agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.5		First Amendment to Loan Agreement, dated June 30, 2015, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2015).

10.6	—	2015 Restricted Stock Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 2, 2015).++

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*+

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

+	Furnished herewith. This Exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++	Management contract or compensatory plan on arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: May 4, 2016	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: May 4, 2016	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer