Form 10-Q
period 2016-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2016-07-28
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2016
Common Stock, $0.01 par value per share	66,059,912

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company” or “we”) at June 30, 2016 and 2015 and December 31, 2015, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2016 and 2015, and the consolidated statement of shareholders’ equity and cash flows for the six months ended June 30, 2016 and 2015, follow on pages 4 through 8.

ii

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,		December 31,
	2016	2015	2015
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$135,092	$149,524	$179,140
FEDERAL FUNDS SOLD	2,960	5,720	3,810
INTEREST-BEARING DEPOSITS IN BANKS	67,746	18,179	89,936

Total cash and cash equivalents	205,798	173,423	272,886

INTEREST-BEARING TIME DEPOSITS IN BANKS	2,427	5,456	3,495

SECURITIES AVAILABLE-FOR-SALE, at fair value	2,795,356	2,729,113	2,733,899

SECURITIES HELD-TO-MATURITY (fair value of $141, $301 and $283 at June 30, 2016 and 2015, and December 31, 2015, respectively)	137	295	278

LOANS:
Held for investment	3,283,655	2,942,224	3,317,050
Less - allowance for loan losses	(45,060)	(38,999)	(41,877)

Net loans held for investment	3,238,595	2,903,225	3,275,173
Held for sale	25,733	25,544	33,543

Net loans	3,264,328	2,928,769	3,308,716

BANK PREMISES AND EQUIPMENT, net	122,326	104,495	115,712
INTANGIBLE ASSETS	143,930	99,039	144,449
OTHER ASSETS	80,688	74,646	85,635

Total assets	$6,614,990	$6,115,236	$6,665,070

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,644,812	$1,574,745	$1,745,952
INTEREST-BEARING DEPOSITS	3,411,477	3,152,674	3,444,217

Total deposits	5,056,289	4,727,419	5,190,169

DIVIDENDS PAYABLE	11,891	10,265	10,558
SHORT-TERM BORROWINGS	556,924	621,155	615,675
OTHER LIABILITIES	123,728	55,204	43,682

Total liabilities	5,748,832	5,414,043	5,860,084

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 120,000,000 shares; 66,059,912, 64,156,302, and 65,990,234 shares issued at June 30, 2016 and 2015, and December 31, 2015, respectively)	661	642	660
Capital surplus	370,601	306,763	368,925
Retained earnings	418,053	358,037	388,006
Treasury stock (shares at cost: 516,955, 527,001, and 520,651 at June 30, 2016 and 2015, and December 31, 2015, respectively)	(6,517)	(6,110)	(6,296)
Deferred compensation	6,517	6,110	6,296
Accumulated other comprehensive earnings	76,843	35,751	47,395

Total shareholders’ equity	866,158	701,193	804,986

Total liabilities and shareholders’ equity	$6,614,990	$6,115,236	$6,665,070

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans	$39,942	$36,034	$80,289	$71,095
Interest on investment securities:
Taxable	7,130	7,399	14,392	15,207
Exempt from federal income tax	10,745	9,861	21,411	18,981
Interest on federal funds sold and interest-bearing deposits in banks	64	50	124	130

Total interest income	57,881	53,344	116,216	105,413

INTEREST EXPENSE:
Interest on deposits	1,033	902	2,086	1,829
Other	297	106	556	148

Total interest expense	1,330	1,008	2,642	1,977

Net interest income	56,551	52,336	113,574	103,436

PROVISION FOR LOAN LOSSES	2,058	1,554	4,386	2,844

Net interest income after provision for loan losses	54,493	50,782	109,188	100,592

NONINTEREST INCOME:
Trust fees	4,726	4,740	9,380	9,472
Service charges on deposit accounts	4,404	4,021	8,818	7,789
ATM, interchange and credit card fees	5,840	5,445	11,521	10,415
Real estate mortgage operations	4,013	2,098	7,153	3,580
Net gain on sale of available-for-sale securities (includes $912 and $239 for the three months ended June 30, 2016 and 2015, respectively, and $914 and $244 for the six months ended June 30, 2016 and 2015, respectively, related to accumulated other comprehensive earnings reclassifications)	912	239	914	244
Net gain (loss) on sale of foreclosed assets	278	(49)	353	(19)
Net gain (loss) on sale of assets	(74)	(4)	439	1
Interest on loan recoveries	629	403	1,261	510
Other	710	916	1,419	1,715

Total noninterest income	21,438	17,809	41,258	33,707

NONINTEREST EXPENSE:
Salaries and employee benefits	22,147	19,173	44,737	37,438
Net occupancy expense	2,583	2,394	5,214	4,590
Equipment expense	3,386	2,992	6,766	5,891
FDIC insurance premiums	818	749	1,642	1,498
ATM, interchange and credit card expenses	1,806	1,609	3,492	3,335
Professional and service fees	1,650	1,157	3,215	2,222
Printing, stationery and supplies	464	471	967	1,067
Amortization of intangible assets	199	72	398	162
Other	7,703	6,587	15,405	12,948

Total noninterest expense	40,756	35,204	81,836	69,151

EARNINGS BEFORE INCOME TAXES	35,175	33,387	68,610	65,148
INCOME TAX EXPENSE (includes $319 and $84 for the three months ended June 30, 2016 and 2015, respectively, and $320 and $85 for the six months ended June 30, 2016 and 2015, respectively, related to income tax expense from reclassification items)	8,366	8,080	16,105	15,845

NET EARNINGS	$26,809	$25,307	$52,505	$49,303

EARNINGS PER SHARE, BASIC	$0.41	$0.39	$0.80	$0.77

EARNINGS PER SHARE, ASSUMING DILUTION	$0.41	$0.39	$0.79	$0.77

DIVIDENDS PER SHARE	$0.18	$0.16	$0.34	$0.30

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET EARNINGS	$26,809	$25,307	$52,505	$49,303

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	19,377	(31,190)	46,219	(17,707)

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(912)	(239)	(914)	(244)

Minimum liability pension adjustment, before income taxes	—	(108)	—	(108)

Total other items of comprehensive earnings (losses)	18,465	(31,537)	45,305	(18,059)

Income tax benefit (expense) related to:
Investment securities	(6,463)	11,000	(15,857)	6,283

Minimum liability pension adjustment	—	38	—	38

Total income tax benefit (expense)	(6,463)	11,038	(15,857)	6,321

COMPREHENSIVE EARNINGS	$38,811	$4,808	$81,953	$37,565

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2014	64,089,921	$641	$305,429	$327,978	(529,563)	$(5,878)	$5,878	$47,489	$681,537
Net earnings (unaudited)	—	—	—	49,303	—	—	—	—	49,303
Stock option exercises (unaudited)	66,381	1	924	—	—	—	—	—	925
Cash dividends declared, $0.30 per share (unaudited)	—	—	—	(19,244)	—	—	—	—	(19,244)
Minimum liability pension adjustment, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(70)	(70)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(11,668)	(11,668)
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	50	—	—	—	—	—	50
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	2,562	(232)	232	—	—
Stock option expense (unaudited)	—	—	360	—	—	—	—	—	360

Balances at June 30, 2015 (unaudited)	64,156,302	$642	$306,763	$358,037	(527,001)	$(6,110)	$6,110	$35,751	$701,193

Balances at December 31, 2015	65,990,234	$660	$368,925	$388,006	(520,651)	$(6,296)	$6,296	$47,395	$804,986
Net earnings (unaudited)	—	—	—	52,505	—	—	—	—	52,505
Stock option exercises (unaudited)	63,493	1	935	—	—	—	—	—	936
Restricted stock grant (unaudited)	6,185	—	250	—	—	—	—	—	250
Cash dividends declared, $0.34 per share (unaudited)	—	—	—	(22,458)	—	—	—	—	(22,458)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	29,448	29,448
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	50	—	—	—	—	—	50
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	3,696	(221)	221	—	—
Stock option expense (unaudited)	—	—	441	—	—	—	—	—	441

Balances at June 30, 2016 (unaudited)	66,059,912	$661	$370,601	$418,053	(516,955)	$(6,517)	$6,517	$76,843	$866,158

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$52,505	$49,303
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,687	5,074
Provision for loan losses	4,386	2,844
Securities premium amortization (discount accretion), net	13,912	13,164
Gain on sale of assets, net	(1,706)	(226)
Deferred federal income tax benefit	(1,288)	(763)
Change in loans held for sale	7,810	(16,741)
Change in other assets	5,861	(15,129)
Change in other liabilities	3,843	8,022

Total adjustments	38,505	(3,755)

Net cash provided by operating activities	91,010	45,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for asset acquisition of 4Trust Mortgage, Inc.	—	(1,931)
Net decrease in interest-bearing time deposits in banks	1,068	11,546
Activity in available-for-sale securities:
Sales	13,382	7,760
Maturities	2,151,678	2,111,206
Purchases	(2,132,087)	(2,448,852)
Activity in held-to-maturity securities - maturities	141	146
Net (increase) decrease in loans	30,500	(13,802)
Purchases of bank premises and equipment and other assets	(12,130)	(6,240)
Proceeds from sale of other assets	2,170	390

Net cash provided by (used in) investing activities	54,722	(339,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(101,140)	4,415
Net decrease in interest-bearing deposits	(32,740)	(27,251)
Net increase (decrease) in short-term borrowings	(58,751)	254,045
Common stock transactions:
Proceeds from stock issuances	936	924
Dividends paid	(21,125)	(17,952)

Net cash provided by (used in) financing activities	(212,820)	214,181

NET DECREASE IN CASH AND CASH EQUIVALENTS	(67,088)	(80,048)

CASH AND CASH EQUIVALENTS, beginning of period	272,886	253,471

CASH AND CASH EQUIVALENTS, end of period	$205,798	$173,423

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$2,599	$1,972
Federal income tax paid	13,874	13,994
Transfer of loans to foreclosed assets	1,692	97
Investment securities purchased but not settled	62,124	15,483

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of June 30, 2016, we had 69 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Conroe, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas. Our trust subsidiary has eight locations which are located in Abilene, Fort Worth, Lubbock, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015. All adjustments were of a normal recurring nature. However, the results of operations for the three months and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U.S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

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

Note 2 – Stock Repurchase

On October 28, 2014, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through June 30, 2016, no shares were repurchased under this authorization.

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months and six months ended June 30, 2016 and 2015, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the restricted stock and the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the restricted stock and exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2016 and 2015 were 66,016,562 and 64,148,356 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six months ended June 30, 2016 and 2015 were 65,995,560 and 64,135,731 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2016 and 2015 were 66,138,275 and 64,354,720 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2016 and 2015 were 66,153,579 and 64,328,672 shares, respectively.

Note 4 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $2,427,000, $5,456,000 and $3,495,000 at June 30, 2016 and 2015 and December 31, 2015, respectively, and have original maturities generally ranging from one to three years.

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

A summary of the Company’s available-for-sale securities follows (in thousands):

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
U.S. Treasury securities	$10,721	$90	$—	$10,811
Obligations of U.S. government sponsored enterprises and agencies	121,174	1,178	—	122,352
Obligations of states and political subdivisions	1,418,342	97,980	(10)	1,516,312
Corporate bonds and other	71,687	1,723	—	73,410
Residential mortgage-backed securities	787,451	18,928	(606)	805,773
Commercial mortgage-backed securities	261,662	5,068	(32)	266,698

Total securities available-for-sale	$2,671,037	$124,967	$(648)	$2,795,356

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
U.S. Treasury securities	$10,864	$72	$—	$10,936
Obligations of U.S. government sponsored enterprises and agencies	164,351	985	—	165,336
Obligations of states and political subdivisions	1,340,163	49,483	(5,400)	1,384,246
Corporate bonds and other	94,485	2,623	—	97,108
Residential mortgage-backed securities	856,546	14,383	(2,838)	868,091
Commercial mortgage-backed securities	203,482	591	(677)	203,396

Total securities available-for-sale	$2,669,891	$68,137	$(8,915)	$2,729,113

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Holding Gains	Holding Losses	Fair Value
U.S. Treasury securities	$10,792	$5	$(2)	$10,795
Obligations of U.S. government sponsored enterprises and agencies	148,393	268	(107)	148,554
Obligations of states and political subdivisions	1,379,879	71,382	(134)	1,451,127
Corporate bonds and other	86,182	1,778	(5)	87,955
Residential mortgage-backed securities	781,648	10,993	(3,759)	788,882
Commercial mortgage-backed securities	247,991	429	(1,834)	246,586

Total securities available-for-sale	$2,654,885	$84,855	$(5,841)	$2,733,899

Disclosures related to the Company’s held-to-maturity securities, which totaled $137,000, $295,000 and $278,000 at June 30, 2016 and 2015, and December 31, 2015, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2016 were computed by using scheduled amortization of balances and historical prepayment rates. At June 30, 2016 and 2015, and December 31, 2015, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2016, by contractual and expected maturity, are shown below (in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Due within one year	$180,342	$182,079
Due after one year through five years	669,211	705,585
Due after five years through ten years	762,452	824,643
Due after ten years	9,919	10,578
Mortgage-backed securities	1,049,113	1,072,471

Total	$2,671,037	$2,795,356

The following tables disclose, as of June 30, 2016 and 2015, and December 31, 2015, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$5,959	$7	$745	$3	$6,704	$10
Residential mortgage-backed securities	16,085	14	60,360	592	76,445	606
Commercial mortgage-backed securities	—	—	14,152	32	14,152	32

Total	$22,044	$21	$75,257	$627	$97,301	$648

	Less than 12 Months		12 Months or Longer		Total
June 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$304,510	$5,335	$2,531	$65	$307,041	$5,400
Residential mortgage-backed securities	176,569	844	65,562	1,994	242,131	2,838
Commercial mortgage-backed securities	134,151	628	9,504	49	143,655	677

Total	$615,230	$6,807	$77,597	$2,108	$692,827	$8,915

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$5,110	$2	$—	$—	$5,110	$2
Obligations of U.S. government sponsored enterprises and agencies	50,388	107	—	—	50,388	107
Obligations of states and political subdivisions	32,929	127	1,513	7	34,442	134
Corporate bonds and other	7,004	5	—	—	7,004	5
Residential mortgage-backed securities	231,481	1,765	63,919	1,994	295,400	3,759
Commercial mortgage-backed securities	196,163	1,752	9,345	82	205,508	1,834

Total	$523,075	$3,758	$74,777	$2,083	$597,852	$5,841

The number of investments in an unrealized loss position totaled 24 at June 30, 2016. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2016 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At June 30, 2016, 80.05% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 30.25% are guaranteed by the Texas Permanent School Fund.

At June 30, 2016, $1,718,683,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended June 30, 2016 and 2015, sales of investment securities that were classified as available-for-sale totaled $12,829,000 and $6,631,000, respectively. Gross realized gains from security sales during the second quarter of 2016 and 2015 totaled $912,000 and $243,000, respectively. Gross realized losses from security sales during the second quarter of 2015 totaled $4,000. There were no gross realized losses during the second quarter of 2016. During the six months ended June 30, 2016 and 2015, sales of investment securities that were classified as available-for-sale totaled $13,382,000 and $7,760,000, respectively. Gross realized gains from security sales during the six-month period ended June 30, 2016 and 2015 totaled $919,000 and $248,000, respectively. Gross realized losses from security sales during the six-month periods ended June 30, 2016 and 2015 totaled $5,000 and $4,000, respectively.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2016 and 2015, and December 31, 2015, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of June 30, 2016 and 2015, and December 31, 2015, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Loans acquired, including loans acquired in a business combination, are initially recorded at fair value with no valuation allowance. Acquired loans are segregated between those considered to be credit impaired and those deemed performing. To make this determination, management considers such factors as past due status, non-accrual status and credit risk ratings. The fair value of acquired performing loans is determined by discounting expected cash flows, both principal and interest, at prevailing market interest rates. The difference between the fair value and principal balances at acquisition date, the fair value discount, is accreted into interest income over the estimated life of the acquired loan portfolio.

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at June 30, 2016 and 2015, and December 31, 2015, was $1,654,000, $1,123,000 and $2,178,000, respectively, compared to a contractual balance of $2,362,000, $1,648,000, and $2,936,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	June 30,		December 31,
	2016	2015	2015
Commercial	$661,659	$649,909	$696,163
Agricultural	80,812	92,317	102,351
Real estate	2,154,388	1,838,488	2,136,233
Consumer	386,796	361,510	382,303

Total loans held-for-investment	$3,283,655	$2,942,224	$3,317,050

Loans held for sale totaled $25,733,000, $25,544,000 and $33,543,000 at June 30, 2016 and 2015, and December 31, 2015, respectively, which are valued using the lower of cost or market method.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	June 30,		December 31,
	2016	2015	2015
Non-accrual loans*	$38,904	$16,854	$28,601
Loans still accruing and past due 90 days or more	237	64	341
Troubled debt restructured loans**	961	172	199

Total	$40,102	$17,090	$29,141

*	Includes $1,654,000, $1,123,000 and $2,178,000 of purchased credit impaired loans as of June 30, 2016 and 2015, and December 31, 2015, respectively.
**	Troubled debt restructured loans of $7,454,000, $6,936,000 and $6,113,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at June 30, 2016 and 2015, and December 31, 2015, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

June 30, 2016		June 30, 2015		December 31, 2015
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$38,904	$7,102	$16,854	$3,866	$28,601	$5,071

The Company had $40,387,000, $18,135,000 and $29,768,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at June 30, 2016 and 2015, and December 31, 2015, respectively. Non-accrual loans at June 30, 2016 and 2015, and December 31, 2015, consisted of the following by class of financing receivables (in thousands):

	June 30,		December 31,
	2016	2015	2015
Commercial	$17,254	$3,606	$8,761
Agricultural	20	118	97
Real estate	20,435	12,570	18,766
Consumer	1,195	560	977

Total	$38,904	$16,854	$28,601

No significant additional funds are committed to be advanced in connection with impaired loans as of June 30, 2016.

The Company’s impaired loans and related allowance as of June 30, 2016 and 2015, and December 31, 2015, are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

June 30, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$19,571	$1,103	$16,151	$17,254	$4,144	$16,970	$17,319
Agricultural	20	—	20	20	20	22	21
Real Estate	25,241	7,427	13,008	20,435	2,565	20,856	21,227
Consumer	1,375	254	941	1,195	373	1,148	1,288

Total	$46,207	$8,784	$30,120	$38,904	$7,102	$38,996	$39,855

*	Includes $1,654,000 of purchased credit impaired loans.

June 30, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three- month Average Recorded Investment
Commercial	$4,168	$263	$3,343	$3,606	$1,168	$3,717	$3,298
Agricultural	163	—	118	118	87	148	136
Real Estate	18,711	2,921	9,649	12,570	2,506	13,817	12,876
Consumer	784	367	193	560	105	705	567

Total	$23,826	$3,551	$13,303	$16,854	$3,866	$18,387	$16,877

*	Includes $1,123,000 of purchased credit impaired loans.

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year Average Recorded Investment
Commercial	$10,056	$608	$8,153	$8,761	$2,030	$5,812
Agricultural	97	—	97	97	70	48
Real Estate	23,710	5,314	13,452	18,766	2,827	15,211
Consumer	1,167	624	353	977	144	664

Total	$35,030	$6,546	$22,055	$28,601	$5,071	$21,735

*	Includes $2,178,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $922,000 during the year ended December 31, 2015. Such amounts for the three-month and six-month periods ended June 30, 2016 and 2015 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same, at June 30, 2016 and 2015, and December 31, 2015 (in thousands):

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$608,758	$5,027	$47,874	$—	$661,659
Agricultural	77,870	—	2,942	—	80,812
Real Estate	2,080,544	20,852	52,992	—	2,154,388
Consumer	383,818	246	2,732	—	386,796

Total	$3,150,990	$26,125	$106,540	$—	$3,283,655

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$611,071	$25,438	$13,400	$—	$649,909
Agricultural	91,657	159	501	—	92,317
Real Estate	1,783,633	21,504	33,308	43	1,838,488
Consumer	360,094	308	1,108	—	361,510

Total	$2,846,455	$47,409	$48,317	$43	$2,942,224

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$633,083	$9,762	$53,318	$—	$696,163
Agricultural	99,862	1,398	1,091	—	102,351
Real Estate	2,054,738	29,000	52,458	37	2,136,233
Consumer	379,941	416	1,946	—	382,303

Total	$3,167,624	$40,576	$108,813	$37	$3,317,050

At June 30, 2016 and 2015, and December 31, 2015, the Company’s past due loans are as follows (in thousands):

June 30, 2016	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$13,948	$1,032	$937	$15,917	$645,742	$661,659	$—
Agricultural	350	2	—	352	80,460	80,812	—
Real Estate	14,640	984	3,784	19,408	2,134,980	2,154,388	187
Consumer	1,786	262	182	2,230	384,566	386,796	50

Total	$30,724	$2,280	$4,903	$37,907	$3,245,748	$3,283,655	$237

June 30, 2015	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$7,854	$38	$12	$7,904	$642,005	$649,909	$—
Agricultural	270	—	—	270	92,047	92,317	—
Real Estate	13,458	1,255	1,933	16,646	1,821,842	1,838,488	47
Consumer	1,507	342	98	1,947	359,563	361,510	17

Total	$23,089	$1,635	$2,043	$26,767	$2,915,457	$2,942,224	$64

December 31, 2015	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,099	$3,652	$1,024	$7,775	$688,388	$696,163	$54
Agricultural	348	83	—	431	101,920	102,351	—
Real Estate	12,247	2,226	2,874	17,347	2,118,886	2,136,233	217
Consumer	1,645	183	266	2,094	380,209	382,303	70

Total	$17,339	$6,144	$4,164	$27,647	$3,289,403	$3,317,050	$341

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses at June 30, 2016 and 2015, and December 31, 2015, by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at June 30, 2016 and 2015, and December 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$4,144	$20	$2,565	$373	$7,102
Loans collectively evaluated for impairment	9,882	1,431	23,079	3,566	37,958

Total	$14,026	$1,451	$25,644	$3,939	$45,060

June 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,168	$87	$2,506	$105	$3,866
Loans collectively evaluated for impairment	10,288	305	21,836	2,704	35,133

Total	$11,456	$392	$24,342	$2,809	$38,999

December 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,030	$70	$2,827	$144	$5,071
Loans collectively evaluated for impairment	10,614	1,121	21,548	3,523	36,806

Total	$12,644	$1,191	$24,375	$3,667	$41,877

Changes in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015, are summarized as follows by portfolio segment (in thousands):

Three months ended June 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,905	$1,255	$26,099	$3,813	$44,072
Provision for loan losses	2,142	203	(760)	473	2,058
Recoveries	255	5	363	195	818
Charge-offs	(1,276)	(12)	(58)	(542)	(1,888)

Ending balance	$14,026	$1,451	$25,644	$3,939	$45,060

Three months ended June 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$10,375	$473	$25,239	$1,741	$37,828
Provision for loan losses	1,324	(27)	(1,048)	1,305	1,554
Recoveries	117	—	302	141	560
Charge-offs	(360)	(54)	(151)	(378)	(943)

Ending balance	$11,456	$392	$24,342	$2,809	$38,999

Six months ended June 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,644	$1,191	$24,375	$3,667	$41,877
Provision for loan losses	2,989	400	71	926	4,386
Recoveries	542	15	1,590	319	2,466
Charge-offs	(2,149)	(155)	(392)	(973)	(3,669)

Ending balance	$14,026	$1,451	$25,644	$3,939	$45,060

Six months ended June 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,990	$527	$26,657	$1,650	$36,824
Provision for loan losses	3,789	(59)	(2,515)	1,629	2,844
Recoveries	197	2	373	212	784
Charge-offs	(520)	(78)	(173)	(682)	(1,453)

Ending balance	$11,456	$392	$24,342	$2,809	$38,999

The Company’s recorded investment in loans as of June 30, 2016 and 2015, and December 31, 2015 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $1,654,000, $1,123,000 and $2,178,000 at June 30, 2016 and 2015, and December 31, 2015, respectively, are included in loans individually evaluated for impairment.

June 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$17,254	$20	$20,435	$1,195	$38,904
Loans collectively evaluated for impairment	644,405	80,792	2,133,953	385,601	3,244,751

Total	$661,659	$80,812	$2,154,388	$386,796	$3,283,655

June 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,606	$118	$12,570	$560	$16,854
Loans collectively evaluated for impairment	646,303	92,199	1,825,918	360,950	2,925,370

Total	$649,909	$92,317	$1,838,488	$361,510	$2,942,224

December 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$8,761	$97	$18,766	$977	$28,601
Loans collectively evaluated for impairment	687,402	102,254	2,117,467	381,326	3,288,449

Total	$696,163	$102,351	$2,136,233	$382,303	$3,317,050

The Company’s loans that were modified in the three and six months ended June 30, 2016 and 2015 and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	4	$286	$286	11	$2,926	$2,926
Agricultural	—	—	—	—	—	—
Real Estate	—	—	—	2	463	463
Consumer	2	98	98	4	118	118

Total	6	$384	$384	17	$3,507	$3,507

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	2	$74	$74	2	$74	$74
Agricultural	—	—	—	3	128	128
Real Estate	2	336	336	2	336	336
Consumer	2	4	4	3	28	28

Total	6	$414	$414	10	$566	$566

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$212	$74	$—	$2,449	$477
Agricultural	—	—	—	—	—	—
Real Estate	—	—	—	—	113	350
Consumer	—	39	59	—	43	75

Total	$—	$251	$133	$—	$2,605	$902

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$74	$—	$—	$74	$—
Agricultural	—	—	—	—	128	—
Real Estate	257	—	79	257	—	79
Consumer	—	4	—	—	4	24

Total	$257	$78	$79	$257	$206	$103

During the three months ended June 30, 2016, one loan was modified as troubled debt restructured loan within the previous 12 months and for which there was a payment default. There were no such defaults in the three months ended June 30, 2015. During the six months ended June 30, 2016 and 2015, one loan was modified in each six month period as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number	Balance	Number	Balance
Commercial	—	$—	—	$—
Agriculture	—	—	—	—
Real Estate	1	350	1	350
Consumer	—	—	—	—

Total	1	$350	1	$350

	Six Months Ended June 30, 2015
	Number	Balance
Commercial	1	$111
Agriculture	—	—
Real Estate	—	—
Consumer	—	—

Total	1	$111

As of June 30, 2016, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At June 30, 2016, $2,029,811,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At June 30, 2016, $210,000,000 were outstanding under this line of credit.

Note 6 – Borrowings

Borrowings at June 30, 2016 and 2015, and December 31, 2015 consisted of the following (dollars in thousands):

	June 30,		December 31,
	2016	2015	2015
Securities sold under agreements with customers to repurchase	$339,799	$346,369	$310,330
Federal funds purchased	7,125	9,750	6,325
Advances from Federal Home Loan Bank of Dallas	210,000	265,036	299,020

Total	$556,924	$621,155	$615,675

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

Note 7 - Income Taxes

Income tax expense was $8,366,000 for the second quarter of 2016 as compared to $8,080,000 for the same period in 2015. The Company’s effective tax rates on pretax income were 23.78% and 24.20% for the second quarters of 2016 and 2015, respectively. Income tax expense was $16,105,000 for the six months ended June 2016 as compared to $15,845,000 for the same period in 2015. The Company’s effective tax rates on pretax income were 23.47% and 24.32% for the six months ended June 2016 and 2015, respectively. The effective tax rates differ from the statutory federal tax rate of 35% primarily due to tax exempt interest income earned on certain investment securities and loans and the deductibility of dividends paid to our employee stock ownership plan.

Note 8 - Stock Option Plan and Restricted Stock Plan

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. Through June 30, 2016, no options have been granted in 2016. On October 27, 2015, the Company granted 455,000 shares in incentive stock options at an exercise price of $33.89 to its employees. The Company recorded stock option expense totaling $220,000 and $182,000 for the three-month periods ended June 30, 2016 and 2015, respectively. The Company recorded stock option expense totaling $441,000 and $360,000 for the six months ended June 30, 2016 and 2015, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to immateriality.

On April 28, 2015, shareholders of the Company approved a restricted stock plan for selected employees, officers, non-employee directors and consultants. On July 21, 2015, 7,070 shares were granted to the ten non-employee directors. Total value of these shares totaled $250,000 and was expensed over the period from grant date to April 26, 2016, the annual shareholders’ meeting at which these director’s term expired. On April 26, 2016, upon re-election of existing directors, 7,660 shares with a total value of $250,000 were granted to the ten non-employee directors and is being expensed over the period from grant day to April 25, 2017, the next scheduled annual shareholders’ meeting at which the current directors’ current term will expire. On October 27, 2015, the Company also granted 32,748 shares with a total value of $1,110,000 to certain officers that is being expensed over the vesting period of three years. The Company recorded restricted stock grant expense for directors and officers of $157,000 for the three month period ended June 30, 2016. The Company recorded restricted stock grant expense for directors and officers of $327,000 for the six month period ended June 30, 2016.

Note 9 - Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $500,000 in 2015 and had made no contributions through June 30, 2016.

Net periodic benefit costs totaling $82,000 and $74,000 were recorded for the three months ended June 30, 2016 and 2015, respectively. Net periodic benefit costs totaling $165,000 and $149,000 were recorded for the six months ended June 30, 2016 and 2015, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and six months ended June 30, 2016 and 2015, and the year ended December 31, 2015.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and 2015, and December 31, 2015, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,811	$—	$—	$10,811
Obligations of U. S. government sponsored enterprises and agencies	—	122,352	—	122,352
Obligations of states and political subdivisions	—	1,516,312	—	1,516,312
Corporate bonds	—	65,550	—	65,550
Residential mortgage-backed securities	—	805,773	—	805,773
Commercial mortgage-backed securities	—	266,698	—	266,698
Other securities	7,860	—	—	7,860

Total	$18,671	$2,776,685	$—	$2,795,356

June 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,936	$—	$—	$10,936
Obligations of U. S. government sponsored enterprises and agencies	—	165,336	—	165,336
Obligations of states and political subdivisions	—	1,384,246	—	1,384,246
Corporate bonds	—	92,188	—	92,188
Residential mortgage-backed securities	—	868,091	—	868,091
Commercial mortgage-backed securities	—	203,396	—	203,396
Other securities	4,920	—	—	4,920

Total	$15,856	$2,713,257	$—	$2,729,113

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,795	$—	$—	$10,795
Obligations of U. S. government sponsored enterprises and agencies	—	148,554	—	148,554
Obligations of states and political subdivisions	—	1,451,127	—	1,451,127
Corporate bonds	—	83,254	—	83,254
Residential mortgage-backed securities	—	788,882	—	788,882
Commercial mortgage-backed securities	—	246,586	—	246,586
Other securities	4,701	—	—	4,701

Total	$15,496	$2,718,403	$—	$2,733,899

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2016:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At June 30, 2016, impaired loans with a carrying value of $38,904,000 were reduced by specific valuation reserves totaling $7,102,000 resulting in a net fair value of $31,802,000.

Loans Held-for-Sale – Loans held-for-sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held-for-sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At June 30, 2016, the Company’s mortgage loans held-for-sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months and six months ended June 30, 2016 and 2015 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended June 30,
	2016	2015
Carrying value of other real estate owned prior to re-measurement	$—	$341
Write-downs included in gain (loss) on sale of other real estate owned	—	(85)

Fair value	$—	$256

	Six Months Ended June 30,
	2016	2015
Carrying value of other real estate owned prior to re-measurement	$—	$351
Write-downs included in gain (loss) on sale of other real estate owned	—	(95)

Fair value	$—	$256

At June 30, 2016 and 2015, and December 31, 2015, other real estate owned totaled $124,000, $635,000, and $153,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at June 30, 2016 and 2015, and December 31, 2015, were as follows (in thousands):

	June 30,				December 31,
	2016		2015		2015
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated	Fair Value
	Value	Fair Value	Value	Fair Value	Value	Fair Value	Hierarchy
Cash and due from banks	$135,092	$135,092	$149,524	$149,524	$179,140	$179,140	Level 1
Federal funds sold	2,960	2,960	5,720	5,720	3,810	3,810	Level 1
Interest-bearing deposits in banks	67,746	67,746	18,179	18,179	89,936	89,936	Level 1
Interest-bearing time deposits in banks	2,427	2,429	5,456	5,466	3,495	3,500	Level 2
Available-for-sale Securities	2,795,356	2,795,356	2,729,113	2,729,113	2,733,899	2,733,899	Levels 1 and 2
Held-to-maturity securities	137	141	295	301	278	283	Level 2
Loans	3,264,328	3,269,221	2,928,769	2,935,344	3,308,716	3,316,243	Level 3
Accrued interest receivable	33,516	33,516	32,003	32,003	34,697	34,697	Level 2
Deposits with stated maturities	554,753	556,224	598,404	600,093	620,852	622,572	Level 2
Deposits with no stated maturities	4,501,536	4,501,536	4,129,015	4,129,015	4,569,317	4,569,317	Level 1
Short-term borrowings	556,924	556,924	621,155	621,155	615,675	615,675	Level 2
Accrued interest payable	283	283	242	242	240	240	Level 2

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

ASU 2016-13, “Financial Instruments – Credit Losses.” ASU 2016-13 implements a comprehensive change in estimating the allowances for loan losses from the current model of losses inherent in the loan portfolio to a current expected credit loss model that generally is expected to result in earlier recognition of allowances for losses. Additionally, purchase accounting rules have been modified as well as credit losses on held-to-maturity debt securities. ASU 2016-13 will be effective in the first quarter of 2020. While the Company expects that the implementation of ASU 2016-13 will increase their allowance for loan losses balance, the Company is evaluating the potential impact on the Company’s financial statements.

Note 12 – Acquisition and Asset Purchase

On April 1, 2015, we entered into an agreement and plan of reorganization to acquire FBC Bancshares, Inc. and its wholly owned bank subsidiary, First Bank, N.A., Conroe, Texas (“First Bank”). On July 31, 2015, the transaction was completed. Pursuant to the agreement, we issued 1,755,374 shares of the Company’s common stock in exchange for all of the outstanding shares of FBC Bancshares, Inc. At closing, FBC Bancshares, Inc. was merged into the Company and First Bank was merged into First Financial Bank, National Association, Abilene, Texas, a wholly owned subsidiary of the Company. The primary purpose of the acquisition was to expand the Company’s market share along Interstate Highway 45 in southern Texas, north of Houston. Factors that contributed to a purchase price resulting in goodwill include First Bank’s historic record of earnings, strong local economic environment and opportunity for growth. The results of operations from this acquisition are included in the consolidated earnings of the Company commencing August 1, 2015.

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

First Bank had branches in Conroe, Magnolia, Montgomery, Tomball, Cut and Shoot and Huntsville, all located north of Houston, Texas. On February 26, 2016, the Company closed First Bank’s Huntsville location and consolidated the branch with the Company’s existing Huntsville location.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:

•	general economic conditions, including our local, state and national real estate markets and employment trends;

•	volatility and disruption in national and international financial and commodity markets;

•	government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the capital ratios of Basel III as adopted by the federal banking authorities;

•	political instability;

•	the ability of the Federal government to address the national economy;

•	changes in our competitive environment from other financial institutions and financial service providers;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	changes in commodity prices (e.g., oil and gas, cattle and wind energy);

•	our ability to attract deposits and increase market share;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	cyber attacks on our technology information systems;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in compensation and benefit plans; and

•	acts of God or of war or terrorism.

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

Critical Accounting Policies

We prepare consolidated financial statements based on GAAP and customary practices in the banking industry. These policies, in certain areas, require us to make significant estimates and assumptions.

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

Results of Operations

Performance Summary. Net earnings for the second quarter of 2016 were $26.81 million compared to $25.31 million for the same quarter in 2015, or a 5.94% increase.

Basic earnings per share for the second quarter of 2016 were $0.41 compared to $0.39 for the same quarter last year. The return on average assets was 1.65% for the second quarter of 2016, as compared to 1.67% for the second quarter of 2015. The return on average equity was 12.76% for the second quarter of 2016 as compared to 14.38% for the second quarter of 2015.

Net earnings for the six-month period ended June 30, 2016 were $52.51 million compared to $49.30 million for the same period in 2015, or a 6.49% increase.

Basic earnings per share for the first six months of 2016 were $0.80 compared to $0.77 for the same period in 2015, or a 3.90% increase. The return on average assets was 1.61% for the first six months of 2016, as compared to 1.66% for the same period in 2015. The return on average equity was 12.65% for the first six months of 2016, as compared to 14.19% a year ago.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $62.72 million for the second quarter of 2016, as compared to $57.97 million for the same period last year. The increase in 2016 compared to 2015 was largely attributable to the increase in volume of interest earning assets due primarily to the First Bank acquisition. Average earning assets increased $407.24 million for the second quarter of 2016 over the same period in 2015. Average loans and tax exempt securities increased $341.06 million and $144.77 million, respectively, for the second quarter of 2016 over the same quarter of 2015. Average interest bearing liabilities increased $240.19 million for the second quarter of 2016, as compared to the same period in 2015. The yield on earning assets increased six basis points and the rate paid on interest-bearing liabilities increased three basis point for the second quarter of 2016 over the second quarter of 2015.

Tax-equivalent net interest income was $125.86 million for the first six months of 2016, as compared to $114.28 million for the same period last year. The increase in 2016 compared to 2015 was largely attributable to the increase in volume of interest earning assets due primarily to the First Bank acquisition. Average earning assets increased $482.66 million for the first six months of 2016 over the same period in 2015. Average loans and tax exempt securities increased $360.90 million and $190.30 million, respectively, for the first six months of 2016 over the same period of 2015. Average interest bearing liabilities increased $318.96 million for the first six months of 2016, as compared to the same period in 2015. The yield on earning assets increased six basis points and the rate paid on interest-bearing liabilities increased three basis points for the first six months of 2016 over the first six months of 2015.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015			Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
	Change Attributable to		Total	Change Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Short-term investments	$(2)	$15	$13	$(46)	$41	$(5)
Taxable investment securities	(397)	129	(268)	(476)	(340)	(816)
Tax-exempt investment securities (1)	1,689	(351)	1,338	4,450	(759)	3,691
Loans (1) (2)	4,206	(219)	3,987	8,809	561	9,370

Interest income	5,496	(426)	5,070	12,737	(497)	12,240

Interest-bearing deposits	60	71	131	124	132	256
Short-term borrowings	6	185	191	32	377	409

Interest expense	66	256	322	156	509	665

Net interest income	$5,430	$(682)	$4,748	$12,581	$(1,006)	$11,575

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the second quarter of 2016 was 4.12%, an increase of five basis points from the same period in 2015. The net interest margin for the six months ended June 30, 2016 was 4.14%, a increase of five basis points from the same period in 2015. Although the Federal Reserve slightly increased rates in late 2015 and continues to consider future increases in rates in 2016 and future years, we expect interest rates to remain at lower levels which will continue the downward pressure on our net interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended June 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets

Short-term investments (1)	$42,860	$63	0.59%	$45,024	$50	0.47%
Taxable investment securities (2)	1,349,325	7,130	2.11	1,425,744	7,398	2.08
Tax-exempt investment securities (2)(3)	1,439,575	16,446	4.57	1,294,809	15,108	4.67
Loans (3)(4)	3,295,557	40,410	4.93	2,954,502	36,423	4.94

Total earning assets	6,127,317	$64,049	4.20%	5,720,079	$58,979	4.14%
Cash and due from banks	144,051			139,833
Bank premises and equipment, net	119,779			104,405
Other assets	53,323			47,602
Goodwill and other intangible assets, net	144,075			97,800
Allowance for loan losses	(44,814)			(38,417)

Total assets	$6,543,731			$6,071,302

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,388,572	$1,033	0.12%	$3,177,999	$902	0.11%
Short-term borrowings	587,981	297	0.20	558,367	106	0.08

Total interest-bearing liabilities	3,976,553	$1,330	0.14%	3,736,366	$1,008	0.11%
Noninterest-bearing deposits	1,655,091			1,575,193
Other liabilities	66,946			53,654

Total liabilities	5,698,590			5,365,213
Shareholders’ equity	845,141			706,089

Total liabilities and shareholders’ equity	$6,543,731			$6,071,302

Net interest income		$62,719			$57,971

Rate Analysis:
Interest income/earning assets			4.20%			4.14%
Interest expense/earning assets			0.08			0.07

Net yield on earning assets			4.12%			4.07%

	Six Months Ended June 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets

Short-term investments (1)	$45,317	$124	0.55%	$70,652	$129	0.38%
Taxable investment securities (2)	1,336,466	14,392	2.15	1,379,664	15,208	2.20
Tax-exempt investment securities (2)(3)	1,433,877	32,772	4.57	1,243,575	29,081	4.68
Loans (3)(4)	3,304,111	81,212	4.94	2,943,216	71,842	4.92

Total earning assets	6,119,771	$128,500	4.22%	5,637,107	$116,260	4.16%
Cash and due from banks	151,183			146,554
Bank premises and equipment, net	118,004			104,208
Other assets	54,960			46,737
Goodwill and other intangible assets, net	144,212			97,558
Allowance for loan losses	(43,723)			(37,872)

Total assets	$6,544,407			$5,994,292

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,417,096	$2,085	0.12%	$3,199,655	$1,829	0.12%
Short-term borrowings	575,275	557	0.19	473,760	148	0.06

Total interest-bearing liabilities	3,992,371	$2,642	0.14%	3,673,415	$1,977	0.11%
Noninterest-bearing deposits	1,653,637			1,567,597
Other liabilities	63,944			52,590

Total liabilities	5,709,952			5,293,602
Shareholders’ equity	834,455			700,690

Total liabilities and shareholders’ equity	$6,544,407			$5,994,292

Net interest income		$125,858			$114,283

Rate Analysis:
Interest income/earning assets			4.22%			4.16%
Interest expense/earning assets			0.08			0.07

Net yield on earning assets			4.14%			4.09%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the second quarter of 2016 was $21.44 million, an increase of $3.63 million compared to the same period in 2015. Service charges on deposits and ATM, interchange and credit card fees increased 9.52 percent and 7.25 percent, respectively, to $4.40 million and $5.84 million compared with $4.02 million and $5.45 million, respectively, in the same quarter last year primarily due to the First Bank acquisition and the continued growth in net new accounts and debit cards. Real estate mortgage fees increased 91.28 percent in the second quarter of 2016 to $4.01 million compared with $2.10 million in the same quarter a year ago, primarily resulting from additional loan origination production from the 4Trust asset purchase. Trust fees decreased $14 thousand to $4.73 million in the second quarter of 2016 compared with $4.74 million in the same quarter last year due primarily to a $113 thousand decline in trust oil and gas fee income when compared to the same quarter a year ago. This decline was mostly offset by an increase in the fair value of trust assets managed to $4.11 billion from $3.97 billion a year ago. Gain on sale of available-for-sale securities totaled $912 thousand in the second quarter of 2016 compared to $239 thousand in the same period in 2015.

Noninterest income for the six-month period ended June 30, 2016 was $41.26 million, an increase of $7.55 million compared to the same period in 2015. Service charges on deposits and ATM, interchange and credit card fees increased 13.21 percent and 10.62 percent, respectively, to $8.82 million and $11.52 million compared with $7.79 million and $10.42 million, respectively, in the same period last year due primarily to the First Bank acquisition and the continued growth in net new accounts and debit cards. Real estate mortgage fees increased 99.80 percent in the second quarter of 2016 to $7.15 million compared with $3.58 million in the same period a year ago, primarily resulting from additional loan origination production from the 4Trust asset purchase. Trust fees decreased $92 thousand to $9.38 million in the first six months of 2016 compared with $9.47 million in the same period in 2015 year due primarily to a $372 thousand decline in trust oil and gas fee income when compared to the same quarter a year ago. This decline was mostly offset by an increase in the fair value of trust assets managed to $4.11 billion from $3.97 billion a year ago. Gain on sale of available-for-sale securities totaled $914 thousand in the first six months of 2016 compared to $244 thousand in the same period in 2015.

ATM and interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. ATM and interchange fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees.

Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. While we currently have assets under $10 billion, we are monitoring the effect of this reduction in per transaction fee income as we approach the $10 billion asset level.

Table 3 - Noninterest Income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Trust fees	$4,726	$(14)	$4,740	$9,380	$(92)	$9,472
Service charges on deposit accounts	4,404	383	4,021	8,818	1,029	7,789
ATM, interchange and credit card fees	5,840	395	5,445	11,521	1,106	10,415
Real estate mortgage operations	4,013	1,915	2,098	7,153	3,573	3,580
Net gain on sale of available-for-sale securities	912	673	239	914	670	244
Net gain (loss) on sale of foreclosed assets	278	327	(49)	353	372	(19)
Gain (loss) on sale of assets	(74)	(70)	(4)	439	438	1
Interest on loan recoveries	629	226	403	1,261	751	510
Other:
Check printing fees	39	(13)	52	86	(24)	110
Safe deposit rental fees	117	—	117	311	7	304
Credit life and debt protection fees	109	(114)	223	229	(129)	358
Brokerage commissions	160	(26)	186	250	(116)	366
Miscellaneous income	285	(53)	338	543	(34)	577

Total other	710	(206)	916	1,419	(296)	1,715

Total Noninterest Income	$21,438	$3,629	$17,809	$41,258	$7,551	$33,707

Noninterest Expense. Total noninterest expense for the second quarter of 2016 was $40.76 million, an increase of $5.55 million compared to the same period in 2015. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the second quarter of 2016 was 48.43%, compared to 46.46% from the same period in 2015.

Salaries and employee benefits for the second quarter of 2016 totaled $22.15 million, an increase of $2.97 million compared to the same period in 2015. The increase was primarily driven by the addition of 4Trust and First Bank employees and annual merit pay increases. In addition, our healthcare claims increased in the second quarter of 2016 over the same quarter in 2015, which was offset by lower profit sharing expense.

All other categories of noninterest expense for the second quarter of 2016 totaled $18.61 million, an increase of $2.58 million compared to the same quarter in 2015. This increase primarily resulted from increases in equipment, net occupancy, telephone and professional fee expenses also largely driven by the 4Trust asset purchase and First Bank acquisition.

Total noninterest expense for the first six months of 2016 was $81.84 million compared to $69.15 million in the same period of 2015. Our efficiency ratio for the first six months of 2016 was 48.97%, compared to 46.73% from the same period in 2015.

Salaries and employee benefits for the first six months of 2016 totaled $44.74 million, an increase of $7.30 million compared to the same period in 2015. The increase was primarily driven by the addition of 4Trust and First Bank employees and annual pay increases. In addition, our healthcare claims increased in the first six months of 2016 over the same period in 2015, which was offset by lower profit sharing expense.

All other categories of noninterest expense for the first six months of 2016 totaled $37.10 million, an increase of approximately $5.39 million, as compared to the same period in 2015. The increase primarily resulted from increases in equipment, net occupancy, telephone and professional fee expense, also largely driven by the 4Trust asset purchase and First Bank acquisition.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Salaries	$17,655	$2,771	$14,884	$34,737	$5,986	$28,751
Medical	2,198	1,007	1,191	4,226	1,799	2,427
Profit sharing	109	(1,199)	1,308	1,154	(1,395)	2,549
Pension	82	8	74	165	16	149
401(k) match expense	592	104	488	1,203	232	971
Payroll taxes	1,202	156	1,046	2,637	406	2,231
Stock option and stock grant expense	309	127	182	615	255	360

Total salaries and employee benefits	22,147	2,974	19,173	44,737	7,299	37,438

Net occupancy expense	2,583	189	2,394	5,214	624	4,590
Equipment expense	3,386	394	2,992	6,766	875	5,891
FDIC assessment fees	818	69	749	1,642	144	1,498
ATM, interchange and credit card expense	1,806	197	1,609	3,492	157	3,335
Professional and service fees	1,650	493	1,157	3,215	993	2,222
Printing, stationery and supplies	464	(7)	471	967	(100)	1,067
Amortization of intangible assets	199	127	72	398	236	162

Other:
Data processing fees	110	8	102	213	17	196
Postage	389	(20)	409	816	(13)	829
Advertising	917	86	831	1,732	142	1,590
Correspondent bank service charges	239	14	225	486	39	447
Telephone	874	386	488	1,605	631	974
Public relations and business development	620	(33)	653	1,250	3	1,247
Directors’ fees	338	115	223	699	217	482
Audit and accounting fees	423	26	397	900	79	821
Legal fees	435	(84)	519	1,053	(54)	1,107
Regulatory exam fees	283	31	252	566	55	511
Travel	339	23	316	606	82	524
Courier expense	217	(2)	219	403	(21)	424
Operational and other losses	433	150	283	920	410	510
Other real estate	101	55	46	142	70	72
Other miscellaneous expense	1,985	361	1,624	4,014	800	3,214

Total other	7,703	1,116	6,587	15,405	2,457	12,948

Total Noninterest Expense	$40,756	$5,552	$35,204	$81,836	$12,685	$69,151

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and commercial real estate, which are primarily owner-occupied. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of June 30, 2016, total loans held for investment were $3.28 billion, a decrease of $33.40 million, as compared to December 31, 2015 balances. As compared to December 31, 2015, commercial loans decreased $34.50 million, agricultural loans decreased $21.54 million, real estate loans increased $18.16 million, and consumer loans increased $4.49 million. Loans averaged $3.30 billion during the second quarter of 2016, an increase of $341.06 million from the prior year second quarter average balances. Loans averaged $3.30 billion during the six-month period ended June 30, 2016, an increase of $360.90 million from the prior year six-month average balances.

Table 5 - Composition of Loans (in thousands):

	June 30,		December 31,
	2016	2015	2015
Commercial	$661,659	$649,909	$696,163
Agricultural	80,812	92,317	102,351
Real estate	2,154,388	1,838,488	2,136,233
Consumer	386,796	361,510	382,303

Total loans held-for-investment	$3,283,655	$2,942,224	$3,317,050

At June 30, 2016, our real estate loans represent approximately 65.61% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 44.75%, (ii) commercial real estate loans of 23.94%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 16.65%, (iv) residential development and construction loans of 9.53%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 5.13%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $25.73 million, $25.54 million, and $33.54 million at June 30, 2016 and 2015, and December 31, 2015, respectively, which are valued using the lower of cost or market method.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $40.39 million at June 30, 2016, as compared to $18.14 million at June 30, 2015 and $29.77 million at December 31, 2015. As a percent of loans and foreclosed assets, these assets were 1.22% at June 30, 2016, as compared to 0.61% at June 30, 2015 and 0.89% at December 31, 2015. As a percent of total assets, these assets were 0.61% at June 30, 2016, as compared to 0.30% at June 30, 2015 and 0.45% at December 31, 2015. The increase in the Company’s nonperforming assets as a percentage of loans and foreclosed assets ratio at June 30, 2016 primarily resulted from the addition of one commercial loan to the Company’s quarter-end nonaccrual balances. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at June 30, 2016.

Supplemental Oil and Gas Information. As of June 30, 2016, the Company’s direct exposure to the oil and gas industry remained at approximately 2.65% of gross loans, or $87.86 million, down slightly from

December 31, 2015 year-end levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 4.43%, (ii) oil and gas field servicing loans of 14.91%, (iii) real estate loans of 37.30%, (iv) accounts receivable and inventory of 18.95% and (v) other of 24.41%. These loans have experienced increased stress due to continued depressed oil and gas prices. The Company has instituted additional monitoring procedures for these loans and has classified, downgraded and charged-off loans as appropriate. The following oil and gas information is as of and for the quarters ended June 30, 2016 and 2015, and December 31, 2015:

	June 30,		December 31,
	2016	2015	2015
Oil and gas loans	$87,857	$82,498	$96,712
Oil and gas loans as a % of total loans	2.65%	2.78%	2.89%
Classified oil and gas loans	$32,674	$26,016	$34,506
Nonaccrual oil and gas loans	5,763	481	5,404
Net charge-offs for oil and gas loans	419	—	1,370
Allowance for oil and gas loans as a % of oil and gas loans	6.57%	5.63%	6.35%

Table 6 – Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	June 30,		December 31,
	2016	2015	2015
Non-accrual loans*	$38,904	$16,854	$28,601
Loans still accruing and past due 90 days or more	237	64	341
Troubled debt restructured loans**	961	172	199
Foreclosed assets	285	1,045	627

Total nonperforming assets	$40,387	$18,135	$29,768

As a % of loans and foreclosed assets	1.22%	0.61%	0.89%
As a % of total assets	0.61%	0.30%	0.45%

*	Includes $1.65 million, $1.12 million and $2.18 million of purchased credit impaired loans as of June 30, 2016 and 2015, and December 31, 2015, respectively.
**	Troubled debt restructured loans of $7.45 million, $6.94 million and $6.11 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at June 30, 2016 and 2015, and December 31, 2015, respectively.

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

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $2.06 million for the second quarter of 2016, as compared to $1.55 million for the second quarter of 2015. The provision for loan losses was $4.39 million for the six-month period ended

June 30, 2016, as compared to $2.84 million for the same period in 2015. The continued provision for loan losses in 2016 and 2015 reflects the continued levels of nonperforming and classified assets, gross charge-offs, as well as the economic effects related to the oil and gas industry. The Company’s direct exposure to the oil and gas industry was approximately 2.65% of gross loans at June 30, 2016, down slightly from December 31, 2015 year-end levels. As a percent of average loans, net loan charge-offs were 0.13% for the second quarter of 2016, as compared to 0.05% for the second quarter of 2015. As a percent of average loans, net loan charge-offs were 0.07% for the first six months of 2016, as compared to 0.05% for the first six months of 2015. The allowance for loan losses as a percent of loans was 1.36% as of June 30, 2016, as compared to 1.31% as of June 30, 2015 and 1.25% as of December 31, 2015. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Allowance for loan losses at period-end	$45,060	$38,999	$45,060	$38,999

Loans held for investment at period-end	3,283,655	2,942,224	3,283,655	2,942,224
Average loans for period	3,295,557	2,954,502	3,304,111	2,943,216

Net charge-offs/average loans (annualized)	0.13%	0.05%	0.07%	0.05%
Allowance for loan losses/period-end loans	1.36%	1.31%	1.36%	1.31%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	112.36%	228.20%	112.36%	228.20%

Interest-Bearing Deposits in Banks. At June 30, 2016, our interest-bearing deposits in banks were $70.17 million compared to $23.64 million at June 30, 2015 and $93.43 million at December 31, 2015. At June 30, 2016, interest-bearing deposits in banks included $2.43 million invested in FDIC-insured certificates of deposit, $67.08 million maintained at the Federal Reserve Bank of Dallas and $662 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At June 30, 2016, securities with a fair value of $2.80 billion were classified as securities available-for-sale and securities with an amortized cost of $137 thousand were classified as securities held-to-maturity. As compared to December 31, 2015, the available-for-sale portfolio at June 30, 2016 reflected (i) a decrease of $26.20 million in obligations of U.S. government sponsored enterprises and agencies, (ii) an increase of $65.19 million in obligations of states and political subdivisions, (iii) a decrease of $14.55 million in corporate bonds and other, (iv) an increase of $37.00 million in mortgage-backed securities and (v) an increase of $16 thousand in U.S. Treasury securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at June 30, 2016 and 2015, and December 31, 2015.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at June 30, 2016 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale:

U.S. Treasury securities	$—	—%	$10,811	1.13%	$—	—%	$—	—%	$10,811	1.13%
Obligations of U.S. government sponsored enterprises and agencies	47,360	1.20	74,992	1.33	—	—	—	—	122,352	1.28
Obligations of states and political subdivisions	101,119	4.54	579,972	5.11	824,643	4.81	10,578	4.55	1,516,312	4.91
Corporate bonds and other securities	33,600	2.07	39,810	3.35	—	—	—	—	73,410	2.77
Mortgage-backed securities	6,466	4.76	908,746	2.21	131,158	2.54	26,101	2.15	1,072,471	2.27

Total	$188,545	3.27%	$1,614,331	3.23%	$955,801	4.50%	$36,679	2.85%	$2,795,356	3.66%

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

As of June 30, 2016, the investment portfolio had an overall tax equivalent yield of 3.66%, a weighted average life of 4.19 years and modified duration of 3.75 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $5.06 billion as of June 30, 2016, as compared to $4.73 billion as of June 30, 2015 and $5.19 billion as of December 31, 2015. Table 9 provides a breakdown of average deposits and rates paid for the three and six month periods ended June 30, 2016 and 2015.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended June 30,
	2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,655,091	—%	$1,575,193	—%

Interest-bearing deposits:
Interest-bearing checking	1,686,456	0.11	1,576,109	0.09
Savings and money market accounts	1,129,430	0.07	993,008	0.05
Time deposits under $100,000	241,753	0.18	254,032	0.20
Time deposits of $100,000 or more	330,933	0.31	354,850	0.31

Total interest-bearing deposits	3,388,572	0.12%	3,177,999	0.11%

Total average deposits	$5,043,663		$4,753,192

	Six Months Ended June 30,
	2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,653,637	—%	$1,567,597	—%

Interest-bearing deposits:
Interest-bearing checking	1,724,002	0.12	1,592,813	0.09
Savings and money market accounts	1,104,035	0.06	985,255	0.06
Time deposits under $100,000	244,868	0.18	257,591	0.20
Time deposits of $100,000 or more	344,191	0.30	363,996	0.31

Total interest-bearing deposits	3,417,096	0.12%	3,199,655	0.12%

Total average deposits	$5,070,733		$4,767,252

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $556.92 million, $621.16 million and $615.68 million at June 30, 2016 and 2015 and December 31, 2015, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $587.98 million and $558.37 million in the second quarters of 2016 and 2015, respectively. The weighted average interest rate paid on these borrowings were 0.20% and 0.08% for the second quarters of 2016 and 2015, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $575.28 million and $473.76 million for the six-month periods ended June 30, 2016 and 2015, respectively. The weighted average interest rate paid on these short-term borrowings was 0.19% and 0.06% for the first six months of 2016 and 2015, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $866.16 million, or 13.09% of total assets at June 30, 2016, as compared to $701.19 million, or 11.47% of total assets at June 30, 2015 and $804.99 million, or 12.08% of total assets at December 31, 2015. Included in shareholders’ equity at June 30, 2016 and 2015 and December 31, 2015, were $80.81 million, $38.49 million and $51.36 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the second quarter of 2016, total shareholders’ equity averaged $845.14 million, or 12.92% of average assets, as compared to $706.09 million, or 11.63% of average assets, during the same period in 2015. For the six months ended June 30, 2016, total shareholders’ equity averaged $834.46 or 12.75% as compared to $700.69 or 11.69% of total assets during the same period in 2015.

Banking regulators measure capital adequacy by means of the risk-based capital ratios and the leverage ratio under the Basel III regulatory capital framework and prompt corrective action regulations. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets.

Beginning in January 2016, under the Basel III regulatory capital framework, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

As of June 30, 2016 and December 31, 2015, we had a total risk-based capital ratio of 17.79% and 16.97%, a Tier 1 capital to risk-weighted assets ratio of 16.64% and 15.90%; a common equity Tier 1 to risk-weighted assets ratio of 16.64% and 15.90% and a Tier 1 leverage ratio of 10.50% and 9.96%, respectively. The regulatory capital ratios as of June 30, 2016 and December 31, 2015 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

As of June 30, 2016 and December 31, 2015, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016:

Total Capital to Risk-Weighted Assets
Consolidated	$708,286	17.79%	$343,432	8.625%	$418,091	10.50%	—	N/A
First Financial Bank, N.A	$625,705	15.75%	$342,645	8.625%	$417,133	10.50%	$397,270	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$662,556	16.64%	$263,795	6.625%	$338,454	8.50%	—	N/A
First Financial Bank, N.A	$579,975	14.60%	$263,191	6.625%	$337,679	8.50%	$317,816	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	$662,556	16.64%	$204,068	5.125%	$278,727	7.00%	—	N/A
First Financial Bank, N.A	$579,975	14.60%	$203,601	5.125%	$278,089	7.00%	$258,225	6.50%

Leverage Ratio
Consolidated	$662,556	10.50%	$252,053	4.00%	$252,053	4.00%	—	N/A
First Financial Bank, N.A	$579,975	9.22%	$251,604	4.00%	$251,604	4.00%	$314,505	5.00%

As of December 31, 2015:

Total Capital to Risk-Weighted Assets
Consolidated	$672,920	16.97%	$318,528	8.00%	$418,068	10.50%	—	N/A
First Financial Bank, N.A	$570,910	14.37%	$317,788	8.00%	$417,097	10.50%	$397,235	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$630,413	15.90%	$238,896	6.00%	$338,436	8.50%	—	N/A
First Financial Bank, N.A	$528,403	13.30%	$238,341	6.00%	$337,650	8.50%	$317,788	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	$630,413	15,90%	$179,172	4.50%	$278,712	7.00%	—	N/A
First Financial Bank, N.A	$528,403	13.30%	$178,756	4.50%	$278,065	7.00%	$258,203	6.50%

Leverage Ratio
Consolidated	$630,413	9.96%	$256,368	4.00%	$256,368	4.00%	—	N/A
First Financial Bank, N.A	$528,403	8.37%	$252,419	4.00%	$252,419	4.00%	$315,524	5.00%

We have performed a preliminary assessment using the regulatory capital estimation tool made available by the OCC and believe the Company and Bank are prepared to meet the new requirements upon full adoption of Basel III that will be effective December 31, 2019.

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income (“AOCI”) from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

Interest Rate Risk

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. Our exposure to interest rate risk is managed primarily through our strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. We use no off-balance sheet financial instruments to manage interest rate risk.

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

As of June 30, 2016, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of positive 0.63% and 0.46%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 50 basis points would result in a negative variance in net interest income of 2.22% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 50 basis points as of June 30, 2016 remote given current interest rate levels. Our model simulation as of June 30, 2016 indicate that our balance sheet is slightly more liability sensitive in the short-term one year category, due primarily to the level of short-term borrowings from the FHLB. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $556.92 million at June 30, 2016, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2017 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At June 30, 2016, there was $2.96 million drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $962.69 million, at June 30, 2016, secured by portions of our loan portfolio and certain investment securities. At June 30, 2016, $210.00 million in advances were outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2015, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2017, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2017. If a balance exists at June 30, 2017, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at June 30, 2016. There was no outstanding balance under the line of credit as of June 30, 2016 or December 31, 2015.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $74.29 million at June 30, 2016, investment securities which totaled $12.13 million at June 30, 2016 and mature over 7 to 14 years, available dividends from our subsidiaries which totaled $163.55 million at June 30, 2016, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2016, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity, that would have a material adverse effect on us.

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

Table 10 – Commitments as of June 30, 2016 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$513,001
Unfunded commitments to extend credit	235,496
Standby letters of credit	34,172

Total commercial commitments	$782,669

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2016, approximately $163.55 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $2.40 million and $4.80 million for the six-month periods ended June 30, 2016 and 2015, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 42.77% and 39.03% of net earnings for the first six months of 2016 and 2015, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy. On April 26, 2016, the Board of Directors declared a $0.18 per share cash dividend that was paid July 1, 2016 to shareholders of record on June 16, 2016. This represented a 12.50 percent increase in quarterly dividends over the same period in the prior year.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

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

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report:

2.1	—	Agreement and Plan of Merger between First Financial Bankshares, Inc., First Financial Bank, N.A., FBC Bancshares, Inc. and First Bank, N.A., Conroe, Texas, dated as of April 1, 2015 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed April 3, 2015).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 28, 2015).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010)++

10.2	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).++

10.3	—	Loan agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.4	—	First Amendment to Loan Agreement, dated June 30, 2015, between First Financial Bankshares Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2015).

10.5	—	2015 Restricted Stock Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 2, 2015).++

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*+

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

+	Furnished herewith. This Exhibit shall not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	Management contract or compensatory plan on arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: July 28, 2016	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: July 28, 2016	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer