Form 10-Q
period 2016-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2016-10-25
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 25, 2016
Common Stock, $0.01 par value per share	66,063,285

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company” or “we”) at September 30, 2016 and 2015 and December 31, 2015, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2016 and 2015, and the consolidated statement of shareholders’ equity and cash flows for the nine months ended September 30, 2016 and 2015, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30,		December 31,
	2016	2015	2015
	(Unaudited)
ASSETS

CASH AND DUE FROM BANKS	$166,981	$133,340	$179,140
FEDERAL FUNDS SOLD	3,400	2,790	3,810
INTEREST-BEARING DEPOSITS IN BANKS	117,334	4,268	89,936

Total cash and cash equivalents	287,715	140,398	272,886

INTEREST-BEARING TIME DEPOSITS IN BANKS	1,707	4,491	3,495

SECURITIES AVAILABLE-FOR-SALE, at fair value	2,729,030	2,737,353	2,733,899

SECURITIES HELD-TO-MATURITY (fair value of $133, $291 and $283 at September 30, 2016 and 2015, and December 31, 2015, respectively)	129	286	278

LOANS:
Held for investment	3,337,793	3,266,817	3,317,050
Less - allowance for loan losses	(45,298)	(40,420)	(41,877)

Net loans held for investment	3,292,495	3,226,397	3,275,173
Held for sale	31,591	21,605	33,543

Net loans	3,324,086	3,248,002	3,308,716

BANK PREMISES AND EQUIPMENT, net	122,725	116,803	115,712
INTANGIBLE ASSETS	143,729	144,296	144,449
OTHER ASSETS	77,615	76,016	85,635

Total assets	$6,686,736	$6,467,645	$6,665,070

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,702,993	$1,720,383	$1,745,952
INTEREST-BEARING DEPOSITS	3,532,471	3,376,900	3,444,217

Total deposits	5,235,464	5,097,283	5,190,169

DIVIDENDS PAYABLE	11,891	10,551	10,558
SHORT-TERM BORROWINGS	513,759	500,903	615,675
OTHER LIABILITIES	57,678	66,874	43,682

Total liabilities	5,818,792	5,675,611	5,860,084

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 120,000,000 shares; 66,063,285, 65,942,155, and 65,990,234 shares issued at September 30, 2016 and 2015, and December 31, 2015, respectively)	661	659	660
Capital surplus	371,170	367,444	368,925
Retained earnings	431,765	373,372	388,006
Treasury stock (shares at cost: 510,955, 524,163, and 520,651 at September 30, 2016 and 2015, and December 31, 2015, respectively)	(6,566)	(6,207)	(6,296)
Deferred compensation	6,566	6,207	6,296
Accumulated other comprehensive earnings	64,348	50,559	47,395

Total shareholders’ equity	867,944	792,034	804,986

Total liabilities and shareholders’ equity	$6,686,736	$6,467,645	$6,665,070

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans	$40,411	$39,368	$120,700	$110,464
Interest on investment securities:
Taxable	6,775	7,298	21,167	22,502
Exempt from federal income tax	10,808	10,457	32,220	29,439
Interest on federal funds sold and interest-bearing deposits in banks	99	40	222	171

Total interest income	58,093	57,163	174,309	162,576

INTEREST EXPENSE:
Interest on deposits	1,112	932	3,197	2,761
Other	254	133	811	281

Total interest expense	1,366	1,065	4,008	3,042

Net interest income	56,727	56,098	170,301	159,534

PROVISION FOR LOAN LOSSES	3,833	2,664	8,219	5,508

Net interest income after provision for loan losses	52,894	53,434	162,082	154,026

NONINTEREST INCOME:
Trust fees	5,066	4,818	14,446	14,289
Service charges on deposit accounts	4,796	4,653	13,614	12,442
ATM, interchange and credit card fees	6,000	5,794	17,521	16,209
Real estate mortgage operations	4,697	3,742	11,849	7,321
Net gain on sale of available-for-sale securities (includes $239 and $136 for the three months ended September 30, 2016 and 2015, respectively, and $1,153 and $380 for the nine months ended September 30, 2016 and 2015, respectively, related to accumulated other comprehensive earnings reclassifications)	239	136	1,153	380
Net gain (loss) on sale of foreclosed assets	(10)	28	343	10
Net gain (loss) on sale of assets	(168)	(11)	271	(11)
Interest on loan recoveries	709	323	1,970	834
Other	823	963	2,243	2,678

Total noninterest income	22,152	20,446	63,410	54,152

NONINTEREST EXPENSE:
Salaries and employee benefits	22,931	21,648	67,668	59,086
Net occupancy expense	2,672	3,050	7,886	7,640
Equipment expense	3,420	3,114	10,186	9,005
FDIC insurance premiums	513	819	2,155	2,316
ATM, interchange and credit card expenses	1,859	1,509	5,352	4,844
Professional and service fees	1,883	1,148	5,099	3,370
Printing, stationery and supplies	536	594	1,504	1,662
Amortization of intangible assets	172	200	570	362
Other	8,017	7,891	23,420	20,837

Total noninterest expense	42,003	39,973	123,840	109,122

EARNINGS BEFORE INCOME TAXES	33,043	33,907	101,652	99,056
INCOME TAX EXPENSE (includes $84 and $48 for the three months ended September 30, 2016 and 2015, respectively, and $404 and $133 for the nine months ended September 30, 2016 and 2015, respectively, related to income tax expense from reclassification items)	7,440	8,021	23,544	23,867

NET EARNINGS	$25,603	$25,886	$78,108	$75,189

EARNINGS PER SHARE, BASIC	$0.39	$0.40	$1.18	$1.16

EARNINGS PER SHARE, ASSUMING DILUTION	$0.39	$0.40	$1.18	$1.16

DIVIDENDS PER SHARE	$0.18	$0.16	$0.52	$0.46

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

NET EARNINGS	$25,603	$25,886	$78,108	$75,189

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income taxes	(18,984)	23,025	27,235	5,318

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(239)	(136)	(1,153)	(380)

Minimum liability pension adjustment, before income taxes	—	(108)	—	(216)

Total other items of comprehensive earnings (losses)	(19,223)	22,781	26,082	4,722

Income tax benefit (expense) related to:

Investment securities	6,728	(8,011)	(9,129)	(1,728)

Minimum liability pension adjustment	—	38	—	76

Total income tax benefit (expense)	6,728	(7,973)	(9,129)	(1,652)

COMPREHENSIVE EARNINGS	$13,108	$40,694	$95,061	$78,259

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity

Balances at December 31, 2014	64,089,921	$641	$305,429	$327,978	(529,563)	$(5,878)	$5,878	$47,489	$681,537

Net earnings (unaudited)	—	—	—	75,189	—	—	—	—	75,189

Stock option exercises (unaudited)	89,790	—	1,290	—	—	—	—	—	1,290

Restricted stock grant (unaudited)	7,070	—	250	—	—	—	—	—	250

Stock issued in acquisition of FBC Bancshares, Inc. (unaudited)	1,755,374	18	59,630	—	—	—	—	—	59,648

Cash dividends declared, $0.46 per share (unaudited)	—	—	—	(29,795)	—	—	—	—	(29,795)

Minimum liability pension adjustment, net of related income taxes (unaudited)	—	—	—	—	—	—	—	(140)	(140)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	3,210	3,210

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	303	—	—	—	—	—	303

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	5,400	(329)	329	—	—

Stock option expense (unaudited)	—	—	542	—	—	—	—	—	542

Balances at September 30, 2015 (unaudited)	65,942,155	$659	$367,444	$373,372	(524,163)	$(6,207)	$6,207	$50,559	$792,034

Balances at December 31, 2015	65,990,234	$660	$368,925	$388,006	(520,651)	$(6,296)	$6,296	$47,395	$804,986

Net earnings (unaudited)	—	—	—	78,108	—	—	—	—	78,108

Stock option exercises (unaudited)	66,866	1	988	—	—	—	—	—	989

Restricted stock grant (unaudited)	6,185	—	250	—	—	—	—	—	250

Cash dividends declared, $0.52 per share (unaudited)	—	—	—	(34,349)	—	—	—	—	(34,349)

Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	16,953	16,953

Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	345	—	—	—	—	—	345

Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	9,696	(270)	270	—	—

Stock option expense (unaudited)	—	—	662	—	—	—	—	—	662

Balances at September 30, 2016 (unaudited)	66,063,285	$661	$371,170	$431,765	(510,955)	$(6,566)	$6,566	$64,348	$867,944

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$78,108	$75,189
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,627	8,069
Provision for loan losses	8,219	5,508
Securities premium amortization (discount accretion), net	21,275	20,493
Gain on sale of assets, net	(1,767)	(379)
Deferred federal income tax expense (benefit)	825	(1,487)
Change in loans held for sale	1,952	(12,801)
Change in other assets	10,059	(9,655)
Change in other liabilities	530	8,983

Total adjustments	49,720	18,731

Net cash provided by operating activities	127,828	93,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for asset acquisition of 4Trust Mortgage, Inc.	—	(1,931)
Cash received in acquisition of FBC Bancshares, Inc.	—	65,197
Net decrease in interest-bearing time deposits in banks	1,788	12,511
Activity in available-for-sale securities:
Sales	20,792	34,541
Maturities	2,830,522	2,189,905
Purchases	(2,835,964)	(2,501,587)
Activity in held-to-maturity securities - maturities	148	155
Net increase in loans	(27,446)	(91,259)
Purchases of bank premises and equipment and other assets	(17,151)	(12,437)
Proceeds from sale of other assets	2,960	727

Net cash used in investing activities	(24,351)	(304,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(42,959)	(2,096)
Net decrease in interest-bearing deposits	88,254	5,540
Net increase (decrease) in short-term borrowings	(101,916)	120,668
Common stock transactions:
Proceeds from stock issuances	989	1,290
Dividends paid	(33,016)	(28,217)

Net cash (used in) provided by financing activities	(88,648)	97,185

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,829	(113,073)

CASH AND CASH EQUIVALENTS, beginning of period	272,886	253,471

CASH AND CASH EQUIVALENTS, end of period	$287,715	$140,398

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$4,018	$3,066
Federal income tax paid	21,631	22,179
Transfer of loans to foreclosed assets	1,905	97
Investment securities purchased but not settled	4,521	17,869

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of September 30, 2016, we had 69 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Conroe, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas. Our trust subsidiary has eight locations which are located in Abilene, Fort Worth, Lubbock, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015. All adjustments were of a normal recurring nature. However, the results of operations for the three months and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U.S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

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

Note 2 – Stock Repurchase

On October 28, 2014, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through September 30, 2016, no shares were repurchased under this authorization.

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months and nine months ended September 30, 2016 and 2015, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the restricted stock and the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the restricted stock and exercised options are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2016 and 2015 were 66,023,069 and 65,335,457 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine months ended September 30, 2016 and 2015 were 66,004,797 and 64,540,034 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended September 30, 2016 and 2015 were 66,147,202 and 65,501,697 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2016 and 2015 were 66,135,918 and 64,736,155 shares, respectively.

Note 4 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $1,707,000, $4,491,000 and $3,495,000 at September 30, 2016 and 2015 and December 31, 2015, respectively, and have original maturities generally ranging from one to three years.

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

A summary of the Company’s available-for-sale securities follows (in thousands):

	September 30, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$10,685	$54	$—	$10,739
Obligations of U.S. government sponsored enterprises and agencies	114,918	802	—	115,720
Obligations of states and political subdivisions	1,419,737	83,694	(715)	1,502,716
Corporate bonds and other	68,285	1,325	(1)	69,609
Residential mortgage-backed securities	750,673	17,125	(1,299)	766,499
Commercial mortgage-backed securities	259,636	4,200	(89)	263,747

Total securities available-for-sale	$2,623,934	$107,200	$(2,104)	$2,729,030

	September 30, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$10,828	$89	$—	$10,917
Obligations of U.S. government sponsored enterprises and agencies	153,960	1,237	—	155,197
Obligations of states and political subdivisions	1,375,958	62,005	(812)	1,437,151
Corporate bonds and other	88,927	2,382	—	91,309
Residential mortgage-backed securities	817,791	16,566	(1,498)	832,859
Commercial mortgage-backed securities	207,778	2,175	(33)	209,920

Total securities available-for-sale	$2,655,242	$84,454	$(2,343)	$2,737,353

	December 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$10,792	$5	$(2)	$10,795
Obligations of U.S. government sponsored enterprises and agencies	148,393	268	(107)	148,554
Obligations of states and political subdivisions	1,379,879	71,382	(134)	1,451,127
Corporate bonds and other	86,182	1,778	(5)	87,955
Residential mortgage-backed securities	781,648	10,993	(3,759)	788,882
Commercial mortgage-backed securities	247,991	429	(1,834)	246,586

Total securities available-for-sale	$2,654,885	$84,855	$(5,841)	$2,733,899

Disclosures related to the Company’s held-to-maturity securities, which totaled $129,000, $286,000 and $278,000 at September 30, 2016 and 2015, and December 31, 2015, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2016 were computed by using scheduled amortization of balances and historical prepayment rates. At September 30, 2016 and 2015, and December 31, 2015, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2016, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$195,637	$197,334
Due after one year through five years	675,403	710,096
Due after five years through ten years	740,541	788,744
Due after ten years	2,044	2,610
Mortgage-backed securities	1,010,309	1,030,246

Total	$2,623,934	$2,729,030

The following tables disclose, as of September 30, 2016 and 2015, and December 31, 2015, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$82,131	$711	$741	$4	$82,872	$715
Corporate bonds and other	12,257	1	—	—	12,257	1
Residential mortgage-backed securities	80,015	267	57,334	1,032	137,349	1,299
Commercial mortgage-backed securities	10,213	25	13,692	64	23,905	89

Total	$184,616	$1,004	$71,767	$1,100	$256,383	$2,104

	Less than 12 Months		12 Months or Longer		Total
September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of states and political subdivisions	$97,670	$792	$2,233	$20	$99,903	$812
Residential mortgage-backed securities	62,765	396	65,614	1,102	128,379	1,498
Commercial mortgage-backed securities	5,878	9	9,466	24	15,344	33

Total	$166,313	$1,197	$77,313	$1,146	$243,626	$2,343

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities	$5,110	$2	$—	$—	$5,110	$2
Obligations of U.S. government sponsored enterprises and agencies	50,388	107	—	—	50,388	107
Obligations of states and political subdivisions	32,929	127	1,513	7	34,442	134
Corporate bonds and other	7,004	5	—	—	7,004	5
Residential mortgage-backed securities	231,481	1,765	63,919	1,994	295,400	3,759
Commercial mortgage-backed securities	196,163	1,752	9,345	82	205,508	1,834

Total	$523,075	$3,758	$74,777	$2,083	$597,852	$5,841

The number of investments in an unrealized loss position totaled 89 at September 30, 2016. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2016 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At September 30, 2016, 81.51% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 32.00% are guaranteed by the Texas Permanent School Fund.

At September 30, 2016, $1,805,813,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended September 30, 2016 and 2015, sales of investment securities that were classified as available-for-sale totaled $7,410,000 and $27,910,000, respectively. Gross realized gains from security sales during the third quarter of 2016 and 2015 totaled $239,000 and $142,000, respectively. Gross realized losses from security sales during the third quarter of 2015 totaled $6,000. There were no gross realized losses during the third quarter of 2016. During the nine months ended September 30, 2016 and 2015, sales of investment securities that were classified as available-for-sale totaled $20,792,000 and $34,541,000, respectively. Gross realized gains from security sales during the nine-month periods ended September 30, 2016 and 2015 totaled $1,158,000 and $390,000, respectively. Gross realized losses from security sales during the nine-month periods ended September 30, 2016 and 2015 totaled $5,000 and $10,000, respectively.

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

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A decline in the economy and employment rates could result in increased levels of non-performing assets and charge-offs, increased loan provisions and reductions in income. Additionally, bank regulatory agencies periodically review our allowance for loan losses and methodology and could require, in accordance with generally accepted accounting principles, additional provisions to the allowance for loan losses based on their judgment of information available to them at the time of their examination as well as changes to our methodology.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2016 and 2015, and December 31, 2015, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of September 30, 2016 and 2015, and December 31, 2015, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

The Company originates certain mortgage loans for sale in the secondary market. Accordingly, these loans are classified as held-for-sale and are carried at the lower of cost or fair value on an aggregate basis. The mortgage loan sales contracts contain indemnification clauses should the loans default, generally in the first three to nine months, or if documentation is determined not to be in compliance with regulations. The Company’s historic losses as a result of these indemnities have been insignificant.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at September 30, 2016 and 2015, and December 31, 2015, was $1,853,000, $2,422,000 and $2,178,000, respectively, compared to a contractual balance of $2,528,000, $3,213,000, and $2,936,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	September 30,		December 31,
	2016	2015	2015
Commercial	$663,581	$698,406	$696,163
Agricultural	84,716	99,232	102,351
Real estate	2,191,260	2,088,002	2,136,233
Consumer	398,236	381,177	382,303

Total loans held-for-investment	$3,337,793	$3,266,817	$3,317,050

Loans held for sale totaled $31,591,000, $21,605,000 and $33,543,000 at September 30, 2016 and 2015, and December 31, 2015, respectively, which are valued using the lower of cost or market method.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	September 30,		December 31,
	2016	2015	2015
Non-accrual loans*	$33,712	$21,788	$28,601
Loans still accruing and past due 90 days or more	107	49	341
Troubled debt restructured loans**	750	204	199

Total	$34,569	$22,041	$29,141

*	Includes $1,853,000, $2,422,000 and $2,178,000 of purchased credit impaired loans as of September 30, 2016 and 2015, and December 31, 2015, respectively.
**	Troubled debt restructured loans of $7,513,000, $6,462,000 and $6,113,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at September 30, 2016 and 2015, and December 31, 2015, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

September 30, 2016		September 30, 2015		December 31, 2015
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$33,712	$7,042	$21,788	$4,645	$28,601	$5,071

The Company had $34,938,000, $22,742,000 and $29,768,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at September 30, 2016 and 2015, and December 31, 2015, respectively. Non-accrual loans at September 30, 2016 and 2015, and December 31, 2015, consisted of the following by class of financing receivables (in thousands):

	September 30,		December 31,
	2016	2015	2015
Commercial	$12,714	$5,077	$8,761
Agricultural	167	75	97
Real estate	19,582	16,124	18,766
Consumer	1,249	512	977

Total	$33,712	$21,788	$28,601

No significant additional funds are committed to be advanced in connection with impaired loans as of September 30, 2016.

The Company’s impaired loans and related allowance as of September 30, 2016 and 2015, and December 31, 2015, are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

September 30, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three-Month Average Recorded Investment
Commercial	$21,696	$1,067	$11,647	$12,714	$3,983	$8,421	$14,238
Agricultural	168	—	167	167	41	83	84
Real Estate	24,130	5,626	13,956	19,582	2,566	17,021	19,436
Consumer	1,479	324	925	1,249	452	989	1,166

Total	$47,473	$7,017	$26,695	$33,712	$7,042	$26,514	$34,924

*	Includes $1,853,000 of purchased credit impaired loans.

September 30, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to-Date Average Recorded Investment	Three-month Average Recorded Investment
Commercial	$6,351	$413	$4,664	$5,077	$1,666	$4,037	$4,316
Agricultural	121	—	75	75	47	55	85
Real Estate	22,796	4,341	11,783	16,124	2,844	15,222	15,114
Consumer	698	343	169	512	88	441	511

Total	$29,966	$5,097	$16,691	$21,788	$4,645	$19,755	$20,026

*	Includes $2,422,000 of purchased credit impaired loans.

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year Average Recorded Investment
Commercial	$10,056	$608	$8,153	$8,761	$2,030	$5,812
Agricultural	97	—	97	97	70	48
Real Estate	23,710	5,314	13,452	18,766	2,827	15,211
Consumer	1,167	624	353	977	144	664

Total	$35,030	$6,546	$22,055	$28,601	$5,071	$21,735

*	Includes $2,178,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $922,000 during the year ended December 31, 2015. Such amounts for the three-month and nine-month periods ended September 30, 2016 and 2015 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same, at September 30, 2016 and 2015, and December 31, 2015 (in thousands):

September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$614,900	$6,108	$42,573	$—	$663,581
Agricultural	82,400	—	2,316	—	84,716
Real Estate	2,118,807	19,064	53,389	—	2,191,260
Consumer	395,086	316	2,832	2	398,236

Total	$3,211,193	$25,488	$101,110	$2	$3,337,793

September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$656,566	$19,242	$22,598	$—	$698,406
Agricultural	98,180	148	904	—	99,232
Real Estate	2,020,556	23,542	43,846	58	2,088,002
Consumer	379,397	352	1,424	4	381,177

Total	$3,154,699	$43,284	$68,772	$62	$3,266,817

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$633,083	$9,762	$53,318	$—	$696,163
Agricultural	99,862	1,398	1,091	—	102,351
Real Estate	2,054,738	29,000	52,458	37	2,136,233
Consumer	379,941	416	1,946	—	382,303

Total	$3,167,624	$40,576	$108,813	$37	$3,317,050

At September 30, 2016 and 2015, and December 31, 2015, the Company’s past due loans are as follows (in thousands):

September 30, 2016	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,707	$841	$6,950	$12,498	$651,083	$663,581	$61
Agricultural	523	63	—	586	84,130	84,716	—
Real Estate	13,444	1,496	3,376	18,316	2,172,944	2,191,260	34
Consumer	1,418	314	180	1,912	396,324	398,236	12

Total	$20,092	$2,714	$10,506	$33,312	$3,304,481	$3,337,793	$107

September 30, 2015	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$11,554	$1,043	$202	$12,799	$685,607	$698,406	$—
Agricultural	169	28	33	230	99,002	99,232	—
Real Estate	19,392	1,267	2,328	22,987	2,065,015	2,088,002	21
Consumer	1,657	467	53	2,177	379,000	381,177	28

Total	$32,772	$2,805	$2,616	$38,193	$3,228,624	$3,266,817	$49

December 31, 2015	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,099	$3,652	$1,024	$7,775	$688,388	$696,163	$54
Agricultural	348	83	—	431	101,920	102,351	—
Real Estate	12,247	2,226	2,874	17,347	2,118,886	2,136,233	217
Consumer	1,645	183	266	2,094	380,209	382,303	70

Total	$17,339	$6,144	$4,164	$27,647	$3,289,403	$3,317,050	$341

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses at September 30, 2016 and 2015, and December 31, 2015, by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at September 30, 2016 and 2015, and December 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,983	$41	$2,566	$452	$7,042
Loans collectively evaluated for impairment	9,733	1,027	23,655	3,841	38,256

Total	$13,716	$1,068	$26,221	$4,293	$45,298

September 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,666	$47	$2,844	$88	$4,645
Loans collectively evaluated for impairment	10,195	867	20,954	3,759	35,775

Total	$11,861	$914	$23,798	$3,847	$40,420

December 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,030	$70	$2,827	$144	$5,071
Loans collectively evaluated for impairment	10,614	1,121	21,548	3,523	36,806

Total	$12,644	$1,191	$24,375	$3,667	$41,877

Changes in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015, are summarized as follows by portfolio segment (in thousands):

Three months ended September 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$14,026	$1,451	$25,644	$3,939	$45,060
Provision for loan losses	3,248	(358)	296	647	3,833
Recoveries	298	4	367	108	777
Charge-offs	(3,856)	(29)	(86)	(401)	(4,372)

Ending balance	$13,716	$1,068	$26,221	$4,293	$45,298

Three months ended September 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,456	$392	$24,342	$2,809	$38,999
Provision for loan losses	1,283	544	(369)	1,206	2,664
Recoveries	52	—	65	117	234
Charge-offs	(930)	(22)	(240)	(285)	(1,477)

Ending balance	$11,861	$914	$23,798	$3,847	$40,420

Nine months ended September 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,644	$1,191	$24,375	$3,667	$41,877
Provision for loan losses	6,239	41	367	1,572	8,219
Recoveries	839	20	1,957	427	3,243
Charge-offs	(6,006)	(184)	(478)	(1,373)	(8,041)

Ending balance	$13,716	$1,068	$26,221	$4,293	$45,298

Nine months ended September 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$7,990	$527	$26,657	$1,650	$36,824
Provision for loan losses	5,072	486	(2,884)	2,834	5,508
Recoveries	249	2	438	329	1,018
Charge-offs	(1,450)	(101)	(413)	(966)	(2,930)

Ending balance	$11,861	$914	$23,798	$3,847	$40,420

The Company’s recorded investment in loans as of September 30, 2016 and 2015, and December 31, 2015 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $1,853,000, $2,422,000 and $2,178,000 at September 30, 2016 and 2015, and December 31, 2015, respectively, are included in loans individually evaluated for impairment.

September 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$12,714	$167	$19,582	$1,249	$33,712
Loans collectively evaluated for impairment	650,867	84,549	2,171,678	396,987	3,304,081

Total	$663,581	$84,716	$2,191,260	$398,236	$3,337,793

September 30, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$5,077	$75	$16,124	$512	$21,788
Loans collectively evaluated for impairment	693,329	99,157	2,071,878	380,665	3,245,029

Total	$698,406	$99,232	$2,088,002	$381,177	$3,266,817

December 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$8,761	$97	$18,766	$977	$28,601
Loans collectively evaluated for impairment	687,402	102,254	2,117,467	381,326	3,288,449

Total	$696,163	$102,351	$2,136,233	$382,303	$3,317,050

The Company’s loans that were modified in the three and nine months ended September 30, 2016 and 2015 and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	3	$230	$230	14	$3,156	$3,156
Agricultural	—	—	—	—	—	—
Real Estate	3	706	706	5	1,169	1,169
Consumer	1	44	44	5	162	162

Total	7	$980	$980	24	$4,487	$4,487

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	1	$66	$66	3	$139	$139
Agricultural	—	—	—	3	129	129
Real Estate	1	149	149	2	228	228
Consumer	2	32	32	5	60	60

Total	4	$247	$247	13	$556	$556

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$112	$118	—	$2,561	$595
Agricultural	—	—	—	—	—	—
Real Estate	—	185	521	—	298	871
Consumer	—	—	44	—	43	119

Total	$—	$297	$683	—	$2,902	$1,585

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$66	$—	$—	$139	$—
Agricultural	—	—	—	—	129	—
Real Estate	—	149	—	—	149	79
Consumer	—	32	—	—	36	24

Total	$—	$247	$—	$—	$453	$103

During the three months ended September 30, 2016, two loans were modified as troubled debt restructured loan within the previous 12 months and for which there was a payment default. There were no such defaults in the three months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, three loans and one loan, respectively, were modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number	Balance	Number	Balance
Commercial	1	$62	1	$62
Agriculture	—	—	—	—
Real Estate	1	112	2	462
Consumer	—	—	—	—

Total	2	$174	3	$524

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number	Balance	Number	Balance
Commercial	—	$—	1	$111
Agriculture	—	—	—	—
Real Estate	—	—	—	—
Consumer	—	—	—	—

Total	—	$—	1	$111

As of September 30, 2016, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At September 30, 2016, $2,037,821,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At September 30, 2016, $160,000,000 were outstanding under this line of credit.

Note 6 – Borrowings

Borrowings at September 30, 2016 and 2015, and December 31, 2015 consisted of the following (dollars in thousands):

	September 30,		December 31,
	2016	2015	2015
Securities sold under agreements with customers to repurchase	$345,559	$324,150	$310,330
Federal funds purchased	8,200	6,725	6,325
Advances from Federal Home Loan Bank of Dallas	160,000	170,028	299,020

Total	$513,759	$500,903	$615,675

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

Note 7 - Income Taxes

Income tax expense was $7,440,000 for the third quarter of 2016 as compared to $8,021,000 for the same period in 2015. The Company’s effective tax rates on pretax income were 22.52% and 23.66% for the third quarters of 2016 and 2015, respectively. Income tax expense was $23,544,000 for the nine months ended September 30, 2016 as compared to $23,867,000 for the same period in 2015. The Company’s effective tax rates on pretax income were 23.16% and 24.09% for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rates differ from the statutory federal tax rate of 35% primarily due to tax exempt interest income earned on certain investment securities and loans and the deductibility of dividends paid to our employee stock ownership plan.

Note 8 - Stock Option Plan and Restricted Stock Plan

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. Through September 30, 2016, no options have been granted in 2016. On October 27, 2015, the Company granted 455,000 shares in incentive stock options at an exercise price of $33.89 to its employees. The Company recorded stock option expense totaling $220,000 and $182,000 for the three-month periods ended September 30, 2016 and 2015, respectively. The Company recorded stock option expense totaling $661,000 and $543,000 for the nine months ended September 30, 2016 and 2015, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to the amounts being insignificant.

On April 28, 2015, shareholders of the Company approved a restricted stock plan for selected employees, officers, non-employee directors and consultants. On July 21, 2015, 7,070 shares were granted to the ten non-employee directors. Total value of these shares totaled $250,000 and was expensed over the period from grant date to April 26, 2016, the annual shareholders’ meeting at which these director’s term expired. On April 26, 2016, upon re-election of existing directors, 7,660 shares with a total value of $250,000 were granted to the ten non-employee directors and is being expensed over the period from grant day to April 25, 2017, the next scheduled annual shareholders’ meeting at which the current directors’ current term will expire. The Company recorded director expense related to these restricted stock grants of $63,000 and $56,000, respectively, for the three months ended September 30, 2016 and 2015 and $215,000 and $56,000, respectively, for the nine months ended September 30, 2016 and 2015. On October 27, 2015, the Company also granted 32,748 shares with a total value of $1,110,000 to certain officers that is being expensed over the vesting period of three years. The Company recorded restricted stock grant expense for officers of $88,000 for the three month period ended September 30, 2016. The Company recorded restricted stock grant expense for officers of $262,000 for the nine month period ended September 30, 2016.

Note 9 - Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $500,000 in 2015 and through September 30, 2016 has made a contribution of $500,000.

Net periodic benefit costs totaling $82,000 and $83,000 were recorded for the three months ended September 30, 2016 and 2015, respectively. Net periodic benefit costs totaling $247,000 and $232,000 were recorded for the nine months ended September 30, 2016 and 2015, respectively.

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

There were no transfers between Level 2 and Level 3 during the three and nine months ended September 30, 2016 and 2015, and the year ended December 31, 2015.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and 2015, and December 31, 2015, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,739	$—	$—	$10,739
Obligations of U. S. government sponsored enterprises and agencies	—	115,720	—	115,720
Obligations of states and political subdivisions	—	1,502,716	—	1,502,716
Corporate bonds	—	65,037	—	65,037
Residential mortgage-backed securities	—	766,499	—	766,499
Commercial mortgage-backed securities	—	263,747	—	263,747
Other securities	4,572	—	—	4,572

Total	$15,311	$2,713,719	$—	$2,729,030

September 30, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,917	$—	$—	$10,917
Obligations of U. S. government sponsored enterprises and agencies	—	155,197	—	155,197
Obligations of states and political subdivisions	—	1,437,151	—	1,437,151
Corporate bonds	—	86,342	—	86,342
Residential mortgage-backed securities	—	832,859	—	832,859
Commercial mortgage-backed securities	—	209,920	—	209,920
Other securities	4,967	—	—	4,967

Total	$15,884	$2,721,469	$—	$2,737,353

December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,795	$—	$—	$10,795
Obligations of U. S. government sponsored enterprises and agencies	—	148,554	—	148,554
Obligations of states and political subdivisions	—	1,451,127	—	1,451,127
Corporate bonds	—	83,254	—	83,254
Residential mortgage-backed securities	—	788,882	—	788,882
Commercial mortgage-backed securities	—	246,586	—	246,586
Other securities	4,701	—	—	4,701

Total	$15,496	$2,718,403	$—	$2,733,899

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2016:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At September 30, 2016, impaired loans with a carrying value of $33,712,000 were reduced by specific valuation reserves totaling $7,042,000 resulting in a net fair value of $26,670,000.

Loans Held-for-Sale – Loans held-for-sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held-for-sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At September 30, 2016, the Company’s mortgage loans held-for-sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months and nine months ended September 30, 2016 and 2015 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

Three Months Ended September 30,
	2016	2015
Carrying value of other real estate owned prior to re-measurement	$—	$—
Write-downs included in gain (loss) on sale of other real estate owned	—	—

Fair value	$—	$—

	Nine Months Ended September 30,
	2016	2015
Carrying value of other real estate owned prior to re-measurement	$—	$351
Write-downs included in gain (loss) on sale of other real estate owned	—	(95)

Fair value	$—	$256

At September 30, 2016 and 2015, and December 31, 2015, other real estate owned totaled $241,000, $360,000, and $153,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at September 30, 2016 and 2015, and December 31, 2015, were as follows (in thousands):

	September 30,				December 31,
	2016		2015		2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$166,981	$166,981	$133,340	$133,340	$179,140	$179,140	Level 1

Federal funds sold	3,400	3,400	2,790	2,790	3,810	3,810	Level 1

Interest-bearing deposits in banks	117,334	117,334	4,268	4,268	89,936	89,936	Level 1

Interest-bearing time deposits in banks	1,707	1,709	4,491	4,498	3,495	3,500	Level 2

Available-for-sale Securities	2,729,030	2,729,030	2,737,353	2,737,353	2,733,899	2,733,899	Levels 1 and 2

Held-to-maturity securities	129	133	286	291	278	283	Level 2

Loans	3,324,086	3,334,965	3,248,002	3,249,558	3,308,716	3,316,243	Level 3

Accrued interest receivable	26,209	26,209	26,888	26,888	34,697	34,697	Level 2

Deposits with stated maturities	535,793	537,167	652,919	654,705	620,852	622,572	Level 2

Deposits with no stated maturities	4,699,671	4,699,671	4,444,364	4,444,364	4,569,317	4,569,317	Level 1

Borrowings	513,759	513,759	500,903	500,903	615,675	615,675	Level 2

Accrued interest Payable	230	230	261	261	240	240	Level 2

Note 11 - Recently Issued Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will be effective in the first quarter of 2018. The Company does not expect implementation of this new guidance to have a significant impact on the Company’s financial statements but is continuing to evaluate the potential impact to the Company’s financial statements.

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

ASU 2014-14, “Receivables – Troubled Debt Restructuring by Creditors.” ASU 2014-14 clarified that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The new guidance was effective for the Company on January 1, 2015 and did not have a significant impact to the Company’s financial statements.

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

ASU 2016-13, “Financial Instruments – Credit Losses.” ASU 2016-13 implements a comprehensive change in estimating the allowances for loan losses from the current model of losses inherent in the loan portfolio to a current expected credit loss model that generally is expected to result in earlier recognition of allowances for losses. Additionally, purchase accounting rules have been modified as well as credit losses on held-to-maturity debt securities. ASU 2016-13 will be effective in the first quarter of 2020. While the Company generally expects that the implementation of ASU 2016-13 will increase their allowance for loan losses balance, the Company is continuing to evaluate the potential impact on the Company’s financial statements.

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

Results of Operations

Performance Summary. Net earnings for the third quarter of 2016 were $25.60 million compared to $25.89 million for the same quarter in 2015, or a 1.09% decrease.

Basic earnings per share for the third quarter of 2016 were $0.39 compared to $0.40 for the same quarter last year. The return on average assets was 1.54% for the third quarter of 2016, as compared to 1.61% for the third quarter of 2016. The return on average equity was 11.72% for the third quarter of 2016 as compared to 13.63% for the third quarter of 2015.

Net earnings for the nine-month period ended September 30, 2016 were $78.11 million compared to $75.19 million for the same period in 2015, or a 3.88% increase.

Basic earnings per share for the first nine months of 2016 were $1.18 compared to $1.16 for the same period in 2015, or a 1.72% increase. The return on average assets was 1.59% for the first nine months of 2016, as compared to 1.64% for the same period in 2015. The return on average equity was 12.33% for the first nine months of 2016, as compared to 13.99% a year ago.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $63.00 million for the third quarter of 2016, as compared to $62.08 million for the same period last year. The increase in 2016 compared to 2015 was largely attributable to the increase in volume of interest earning assets due primarily to the First Bank acquisition. Average earning assets increased $246.56 million for the third quarter of 2016 over the same period in 2015. Average loans and tax exempt securities increased $188.23 million and $102.60 million, respectively, for the third quarter of 2016 over the same quarter of 2015. Average interest bearing liabilities increased $162.25 million for the third quarter of 2016, as compared to the same period in 2015. The yield on earning assets decreased seven basis points and the rate paid on interest-bearing liabilities increased two basis points for the third quarter of 2016 over the third quarter of 2015.

Tax-equivalent net interest income was $188.86 million for the first nine months of 2016, as compared to $176.37 million for the same period last year. The increase in 2016 compared to 2015 was largely attributable to the increase in volume of interest earning assets due primarily to the First Bank acquisition. Average earning assets increased $402.99 million for the first nine months of 2016 over the same period in 2015. Average loans and tax exempt securities increased $302.65 million and $160.69 million, respectively, for the first nine months of 2016 over the same period of 2015. Average interest bearing liabilities increased $266.10 million for the first nine months of 2016, as compared to the same period in 2015. The yield on earning assets increased two basis points and the rate paid on interest-bearing liabilities increased two basis points for the first nine months of 2016 over the first nine months of 2015.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015			Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate

Short-term investments	$17	$41	$58	$(24)	$74	$50
Taxable investment securities	(360)	(161)	(521)	(840)	(495)	(1,335)
Tax-exempt investment securities (1)	1,194	(674)	520	5,626	(1,415)	4,211
Loans (1) (2)	2,369	(1,210)	1,159	11,200	(670)	10,530

Interest income	3,220	(2,004)	1,216	15,962	(2,506)	13,456

Interest-bearing deposits	47	132	179	171	265	436
Short-term borrowings	—	121	121	37	493	530

Interest expense	47	253	300	208	758	966

Net interest income	$3,173	$(2,257)	$916	$15,754	$(3,264)	$12,490

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the third quarter of 2016 was 4.04%, a decrease of nine basis points from the same period in 2015. The net interest margin for the nine months ended September 30, 2016 was 4.10%, unchanged from the same period in 2015. Although the Federal Reserve slightly increased rates in late 2015 and continues to consider future increases in rates in the fourth quarter of 2016 and future years, we expect interest rates to remain at lower levels which will continue the downward pressure on our net interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended September 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$73,881	$99	0.53%	$50,417	$41	0.32%
Taxable investment securities (2)	1,305,103	6,775	2.08	1,372,834	7,296	2.13
Tax-exempt investment securities (2)(3)	1,478,719	16,541	4.47	1,376,119	16,021	4.66
Loans (3)(4)	3,349,458	40,948	4.86	3,161,229	39,789	4.99

Total earning assets	6,207,161	$64,363	4.13%	5,960,599	$63,147	4.20%
Cash and due from banks	152,080			146,921
Bank premises and equipment, net	122,944			113,662
Other assets	55,358			51,208
Goodwill and other intangible assets, net	143,854			129,962
Allowance for loan losses	(45,997)			(39,579)

Total assets	$6,635,400			$6,362,773

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,460,208	$1,111	0.13%	$3,295,411	$932	0.11%
Short-term borrowings	569,883	254	0.18	572,431	133	0.09

Total interest-bearing liabilities	4,030,091	$1,365	0.13%	3,867,842	$1,065	0.11%
Noninterest-bearing deposits	1,663,460			1,687,285
Other liabilities	72,611			54,034

Total liabilities	5,766,162			5,609,161
Shareholders’ equity	869,238			753,612

Total liabilities and shareholders’ equity	$6,635,400			$6,362,773

Net interest income		$62,998			$62,082

Rate Analysis:
Interest income/earning assets			4.13%			4.20%
Interest expense/earning assets			0.09			0.07

Net yield on earning assets			4.04%			4.13%

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets

Short-term investments (1)	$54,908	$221	0.54%	$63,833	$171	0.36%
Taxable investment securities (2)	1,325,935	21,167	2.13	1,377,363	22,502	2.18
Tax-exempt investment securities (2)(3)	1,448,933	49,313	4.54	1,288,242	45,102	4.67
Loans (3)(4)	3,319,337	122,162	4.92	3,016,686	111,632	4.95

Total earning assets	6,149,113	$192,863	4.19%	5,746,124	$179,407	4.17%
Cash and due from banks	151,485			146,676
Bank premises and equipment, net	119,664			107,394
Other assets	55,094			48,244
Goodwill and other intangible assets, net	144,091			108,478
Allowance for loan losses	(44,487)			(38,447)

Total assets	$6,574,960			$6,118,469

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,431,572	$3,197	0.12%	$3,231,925	$2,761	0.11%
Short-term borrowings	573,464	811	0.19	507,011	281	0.07

Total interest-bearing liabilities	4,005,036	$4,008	0.13%	3,738,936	$3,042	0.11%
Noninterest-bearing deposits	1,656,935			1,607,931
Other liabilities	66,855			53,077

Total liabilities	5,728,826			5,399,944
Shareholders’ equity	846,134			718,525

Total liabilities and shareholders’ equity	$6,574,960			$6,118,469

Net interest income		$188,855			$176,365

Rate Analysis:
Interest income/earning assets			4.19%			4.17%
Interest expense/earning assets			0.09			0.07

Net yield on earning assets			4.10%			4.10%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the third quarter of 2016 was $22.15 million, an increase of $1.71 million compared to the same period in 2015. ATM, interchange and credit card fees and service charges on deposit accounts increased 3.56 percent and 3.07 percent, respectively, to $6.00 million and $4.80 million compared with $5.79 million and $4.65 million, respectively, in the same quarter last year due to continued growth in net new accounts and debit cards. Real estate mortgage fees increased 25.52 percent in the third quarter of 2016 to $4.70 million compared with $3.74 million in the same quarter a year ago. Trust fees increased to $5.07 million in the third quarter of 2016 compared with $4.82 million in the same quarter last year, due to continued growth in the fair value of Trust assets managed to $4.22 billion from $3.83 billion a year ago. This growth offset a $76 thousand decline in Trust oil and gas fee income in the third quarter of 2016 compared to the same quarter a year ago due to the decrease in oil and gas prices. Interest on loan recoveries increased $386 thousand in the third quarter of 2016 over the same period in 2015.

Noninterest income for the nine-month period ended September 30, 2016 was $63.41 million, an increase of $9.26 million compared to the same period in 2015. ATM, interchange and credit card fees and service charges on deposit accounts increased 8.09 percent and 9.42 percent, respectively, to $17.52 million and $13.61 million compared with $16.21 million and $12.44 million, respectively, in the same period last year due primarily to the First Bank acquisition and the continued growth in net new accounts and debit cards. Real estate mortgage fees increased 61.85 percent in the first nine months of 2016 to $11.85 million compared with $7.32 million in the same period a year ago, primarily resulting from additional loan origination production from the 4Trust asset purchase. Trust fees increased $157 thousand to $14.45 million in the first nine months of 2016 compared with $14.29 million in the same period in 2015, due to continued growth in the fair value of Trust assets managed to $4.22 billion from $3.83 billion a year ago. This growth offset a $447 thousand decline in Trust oil and gas fee income in the first nine months of 2016 compared to the same period a year ago due to the decrease in oil and gas prices. Gain on sale of available-for-sale securities totaled $1.15 million in the first nine months of 2016 compared to $380 thousand in the same period in 2015. Interest on loan recoveries increased $1.14 million for the nine months ended September 30, 2016 compared to the same period in 2015.

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

Table 3 - Noninterest Income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015

Trust fees	$5,066	$248	$4,818	$14,446	$157	$14,289
Service charges on deposit accounts	4,796	143	4,653	13,614	1,172	12,442
ATM, interchange and credit card fees	6,000	206	5,794	17,521	1,312	16,209
Real estate mortgage operations	4,697	955	3,742	11,849	4,528	7,321
Net gain on sale of available-for-sale securities	239	103	136	1,153	773	380
Net gain (loss) on sale of foreclosed assets	(10)	(38)	28	343	333	10
Gain (loss) on sale of assets	(168)	(157)	(11)	271	282	(11)
Interest on loan recoveries	709	386	323	1,970	1,136	834
Other:
Check printing fees	51	(8)	59	137	(32)	169
Safe deposit rental fees	115	3	112	426	10	416
Credit life and debt protection fees	240	63	177	474	(60)	534
Brokerage commissions	47	(163)	210	300	(277)	577
Miscellaneous income	370	(35)	405	906	(76)	982

Total other	823	(140)	963	2,243	(435)	2,678

Total Noninterest Income	$22,152	$1,706	$20,446	$63,410	$9,258	$54,152

Noninterest Expense. Total noninterest expense for the third quarter of 2016 was $42.00 million, an increase of $2.03 million compared to the same period in 2015. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the third quarter of 2016 was 49.33%, compared to 48.44% from the same period in 2015.

Salaries and employee benefits for the third quarter of 2016 totaled $22.93 million, an increase of $1.28 million compared to the same period in 2015. The increase was primarily driven by the addition of First Bank employees and annual merit pay increases. In addition, our healthcare claims increased $767 thousand in the third quarter of 2016 over the same quarter in 2015, which was offset by lower profit sharing expense of $903 thousand.

All other categories of noninterest expense for the third quarter of 2016 totaled $19.07 million, an increase of $747 thousand compared to the same quarter in 2015. This increase primarily resulted from increases in equipment, ATM, interchange and credit card, telephone and professional fee expenses also largely driven by the 4Trust asset purchase and First Bank acquisition. Included in noninterest expense in the third quarter of 2015 were technology contract termination and conversion related costs totaling $1.14 million related to the First Bank acquisition.

Total noninterest expense for the first nine months of 2016 was $123.84 million compared to $109.12 million in the same period of 2015. Our efficiency ratio for the first nine months of 2016 was 49.09%, compared to 47.34% from the same period in 2015.

Salaries and employee benefits for the first nine months of 2016 totaled $67.67 million, an increase of $8.58 million compared to the same period in 2015. The increase was primarily driven by the addition of 4Trust and First Bank employees and annual pay increases. In addition, our healthcare claims increased $2.57 million in the first nine months of 2016 over the same period in 2015, which was offset by lower profit sharing expense of $2.30 million.

All other categories of noninterest expense for the first nine months of 2016 totaled $56.17 million, an increase of approximately $6.14 million, as compared to the same period in 2015. The increase primarily resulted from increases in equipment, ATM, interchange and credit card, telephone and professional fee expenses also largely driven by the 4Trust asset purchase and First Bank acquisition.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015

Salaries	$17,846	$1,219	$16,627	$52,583	$7,205	$45,378
Medical	2,222	767	1,455	6,449	2,567	3,882
Profit sharing	738	(903)	1,641	1,893	(2,297)	4,190
Pension	82	(1)	83	247	15	232
401(k) match expense	591	49	542	1,794	281	1,513
Payroll taxes	1,143	25	1,118	3,778	430	3,348
Stock option and stock grant expense	309	127	182	924	381	543

Total salaries and employee benefits	22,931	1,283	21,648	67,668	8,582	59,086

Net occupancy expense	2,672	(378)	3,050	7,886	246	7,640
Equipment expense	3,420	306	3,114	10,186	1,181	9,005
FDIC assessment fees	513	(306)	819	2,155	(161)	2,316
ATM, interchange and credit card expense	1,859	350	1,509	5,352	508	4,844
Professional and service fees	1,883	735	1,148	5,099	1,729	3,370
Printing, stationery and supplies	536	(58)	594	1,504	(158)	1,662
Amortization of intangible assets	172	(28)	200	570	208	362

Other:
Data processing fees	119	(704)	823	333	(686)	1,019
Postage	406	(27)	433	1,223	(39)	1,262
Advertising	924	5	919	2,655	146	2,509
Correspondent bank service charges	240	2	238	726	40	686
Telephone	883	280	603	2,488	911	1,577
Public relations and business development	805	160	645	2,055	162	1,893
Directors’ fees	301	6	295	1,000	223	777
Audit and accounting fees	440	(28)	468	1,340	51	1,289
Legal fees	479	154	325	1,532	100	1,432
Regulatory exam fees	281	16	265	848	72	776
Travel	332	(52)	384	938	30	908
Courier expense	222	28	194	625	6	619
Operational and other losses	533	136	397	1,452	545	907
Other real estate	34	(2)	36	176	68	108
Other miscellaneous expense	2,018	152	1,866	6,029	954	5,075

Total other	8,017	126	7,891	23,420	2,583	20,837

Total Noninterest Expense	$42,003	$2,030	$39,973	$123,840	$14,718	$109,122

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and commercial real estate, which are primarily owner-occupied. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of September 30, 2016, total loans held for investment were $3.34 billion, an increase of $20.74 million, as compared to December 31, 2015 balances. As compared to December 31, 2015, commercial loans decreased $32.58 million, agricultural loans decreased $17.64 million, real estate loans increased $55.03 million, and consumer loans increased $15.93 million. Loans averaged $3.35 billion during the third quarter of 2016, an increase of $188.23 million from the prior year third quarter average balances. Loans averaged $3.32 billion during the nine-month period ended September 30, 2016, an increase of $302.65 million from the prior year nine-month average balances.

Table 5 - Composition of Loans (in thousands):

	September 30,		December 31,
	2016	2015	2015

Commercial	$663,581	$698,406	$696,163
Agricultural	84,716	99,232	102,351
Real estate	2,191,260	2,088,002	2,136,233
Consumer	398,236	381,177	382,303

Total loans held-for-investment	$3,337,793	$3,266,817	$3,317,050

At September 30, 2016, our real estate loans represent approximately 65.65% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 44.87%, (ii) commercial real estate loans of 24.22%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 16.63%, (iv) residential development and construction loans of 9.19%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 5.09%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $31.59 million, $21.61 million, and $33.54 million at September 30, 2016 and 2015, and December 31, 2015, respectively, which are valued using the lower of cost or market method.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $34.94 million at September 30, 2016, as compared to $22.74 million at September 30, 2015 and $29.77 million at December 31, 2015. As a percent of loans and foreclosed assets, these assets were 1.04% at September 30, 2016, as compared to 0.69% at September 30, 2015 and 0.89% at December 31, 2015. As a percent of total assets, these assets were 0.52% at September 30, 2016, as compared to 0.35% at September 30, 2015 and 0.45% at December 31, 2015. The increase in the Company’s nonperforming assets as a percentage of loans and foreclosed assets ratio and total assets at September 30, 2016 primarily resulted from the addition of one commercial loan to the Company’s quarter-end nonaccrual balances. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at September 30, 2016.

Supplemental Oil and Gas Information. As of September 30, 2016, the Company’s exposure to the oil and gas industry remained at 2.58% of gross loans, or $86.79 million, down slightly from December 31, 2015 year-end levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 5.10%, (ii) oil and gas field servicing loans of 13.84%, (iii) real estate loans of 37.68%, (iv) accounts receivable and inventory of 18.99% and (v) other of 24.39%. These loans have experienced increased stress due to continued depressed oil and gas prices. The Company has instituted additional monitoring procedures for these loans and has classified, downgraded and charged-off loans as appropriate. The following oil and gas information is as of and for the quarters ended September 30, 2016 and 2015, and December 31, 2015:

	September 30,		December 31,
	2016	2015	2015

Oil and gas related loans	$86,785	$92,382	$96,712
Oil and gas related loans as a % of total loans	2.58%	2.81%	2.89%
Classified oil and gas related loans	$31,541	$30,028	$34,506
Nonaccrual oil and gas related loans	5,140	2,589	5,404
Net charge-offs for oil and gas related loans	104	567	1,370
Allowance for oil and gas related loans as a % of oil and gas loans	5.60%	6.48%	6.35%

Table 6 – Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	September 30,		December 31,
	2016	2015	2015
Non-accrual loans*	$33,712	$21,788	$28,601
Loans still accruing and past due 90 days or more	107	49	341
Troubled debt restructured loans**	750	204	199
Foreclosed assets	369	701	627

Total nonperforming assets	$34,938	$22,742	$29,768

As a % of loans and foreclosed assets	1.04%	0.69%	0.89%
As a % of total assets	0.52%	0.35%	0.45%

*	Includes $1.85 million, $2.42 million and $2.18 million of purchased credit impaired loans as of September 30, 2016 and 2015, and December 31, 2015, respectively.
**	Troubled debt restructured loans of $7.51 million, $6.46 million and $6.11 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at September 30, 2016 and 2015, and December 31, 2015, respectively.

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on impaired loans as of December 31, 2015 of approximately $780 thousand during the year ended December 31, 2015. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2015, such income would have approximated $2.74 million. Such amounts for the three months and nine months periods in 2016 were not significant.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $3.83 million for the third quarter of 2016, as compared to $2.66 million for the third quarter of 2015. The provision for loan losses was $8.22 million for the nine-month period ended September 30, 2016, as compared to $5.51 million for the same period in 2015. The continued provision for loan losses in 2016 and 2015 reflects the continued levels of nonperforming and classified assets, gross charge-offs, as well as the economic effects related to the oil and gas industry. As a percent of average loans, net loan charge-offs were 0.43% for the third quarter of 2016, as compared to 0.16% for the third quarter of 2015. As a percent of average loans, net loan charge-offs were 0.19% for the first nine months of 2016, as compared to 0.08% for the first nine months of 2015. The increase in the net charge-off rate for both the three and nine-month periods ended September 30, 2016 was primarily due to one commercial loan, which totaled $3.00 million and $4.00 million, respectively. The allowance for loan losses as a percent of loans was 1.34% as of September 30, 2016, as compared to 1.23% as of September 30, 2015 and 1.25% as of December 31, 2015. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Allowance for loan losses at period-end	$45,298	$40,420	$45,298	$40,420

Loans held for investment at period-end	3,337,793	3,266,817	3,337,793	3,266,817
Average loans for period	3,349,458	3,161,229	3,319,337	3,016,686

Net charge-offs/average loans (annualized)	0.43%	0.16%	0.19%	0.08%
Allowance for loan losses/period-end loans	1.34%	1.23%	1.34%	1.23%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	131.04%	183.39%	131.04%	183.29%

Interest-Bearing Deposits in Banks. At September 30, 2016, our interest-bearing deposits in banks were $119.04 million compared to $8.76 million at September 30, 2015 and $93.43 million at December 31, 2015, respectively. At September 30, 2016, interest-bearing deposits in banks included $1.71 million invested in FDIC-insured certificates of deposit, $117.05 million maintained at the Federal Reserve Bank of Dallas and $281 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At September 30, 2016, securities with a fair value of $2.73 billion were classified as securities available-for-sale and securities with an amortized cost of $129 thousand were classified as securities held-to-maturity. As compared to December 31, 2015, the available-for-sale portfolio at September 30, 2016 reflected (i) a decrease of $32.83 million in obligations of U.S. government sponsored enterprises and agencies, (ii) an increase of $51.59 million in obligations of states and political subdivisions, (iii) a decrease of $18.35 million in corporate bonds and other, (iv) a decrease of $5.22 million in mortgage-backed securities and (v) a decrease of $56 thousand in U.S. Treasury securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at September 30, 2016 and 2015, and December 31, 2015.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at September 30, 2016 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$254	1.07%	$10,485	1.13%	$—	—%	$—	—%	$10,739	1.13%
Obligations of U.S. government sponsored enterprises and agencies	41,122	1.18	74,598	1.33	—	—	—	—	115,720	1.28
Obligations of states and political subdivisions	106,068	4.38	605,294	5.17	788,744	4.73	2,610	6.77	1,502,716	4.89
Corporate bonds and other securities	49,890	2.42	19,719	3.78	—	—	—	—	69,609	2.81
Mortgage-backed securities	13,580	3.22	844,577	2.13	172,089	2.53	—	—	1,030,246	2.21

Total	$210,914	3.22%	$1,554,673	3.29%	$960,833	4.33%	$2,610	6.77%	$2,729,030	3.65%

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

As of September 30, 2016, the investment portfolio had an overall tax equivalent yield of 3.65%, a weighted average life of 4.12 years and modified duration of 3.70 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $5.24 billion as of September 30, 2016, as compared to $5.10 billion as of September 30, 2015 and $5.19 billion as of December 31, 2015. Table 9 provides a breakdown of average deposits and rates paid for the three and nine month periods ended September 30, 2016 and 2015.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended September 30,
	2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,663,460	—%	$1,687,285	—%

Interest-bearing deposits:
Interest-bearing checking	$1,688,540	0.11	1,617,367	0.09
Savings and money market accounts	1,230,111	0.09	1,042,610	0.06
Time deposits under $100,000	233,443	0.18	273,734	0.21
Time deposits of $100,000 or more	308,114	0.32	361,700	0.32

Total interest-bearing deposits	3,460,208	0.13%	3,295,411	0.11%

Total average deposits	$5,123,668		$4,982,696

	Nine Months Ended September 30,
	2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,656,935	—%	$1,607,931	—%

Interest-bearing deposits:
Interest-bearing checking	1,712,095	0.11	1,601,087	0.09
Savings and money market accounts	1,146,368	0.07	1,004,584	0.06
Time deposits under $100,000	241,031	0.18	263,031	0.21
Time deposits of $100,000 or more	332,078	0.31	363,223	0.31

Total interest-bearing deposits	3,431,572	0.13%	3,231,925	0.11%

Total average deposits	$5,088,507		$4,839,856

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $513.76 million, $500.90 million and $615.68 million at September 30, 2016 and 2015 and December 31, 2015, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $569.88 million and $572.43 million in the third quarters of 2016 and 2015, respectively. The weighted average interest rate paid on these borrowings were 0.18% and 0.09% for the third quarters of 2016 and 2015, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $573.46 million and $507.01 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The weighted average interest rate paid on these short-term borrowings was 0.19% and 0.07% for the first nine months of 2016 and 2015, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $867.94 million, or 12.98% of total assets at September 30, 2016, as compared to $792.03 million, or 12.25% of total assets at September 30, 2015 and $804.99 million, or 12.08% of total assets at December 31, 2015. Included in shareholders’ equity at September 30, 2016 and 2015 and December 31, 2015, were $68.31 million, $53.37 million and $51.36 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the third quarter of 2016, total shareholders’ equity averaged $869.24 million, or 13.10% of average assets, as compared to $753.61 million, or 11.84% of average assets, during the same period in 2015. For the nine months ended September 30, 2016, total shareholders’ equity averaged $846.13 or 12.87% as compared to $718.52 or 11.74% of total assets during the same period in 2015.

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

As of September 30, 2016 and 2015, and December 31, 2015, we had a total risk-based capital ratio of 18.28%, 16.70% and 16.97%, a Tier 1 capital to risk-weighted assets ratio of 17.12%, 15.65% and 15.90%; a common equity Tier 1 to risk-weighted assets ratio of 17.12%, 15.65% and 15.90% and a Tier 1 leverage ratio of 10.60%, 9.96% and 9.96%, respectively. The regulatory capital ratios as of September 30, 2016 and 2015, and December 31, 2015 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

As of September 30, 2016 and 2015, and December 31, 2015, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of September 30, 2016:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to Risk-Weighted Assets:
Consolidated	$723,248	18.28%	$341,309	8.625%	$415,506	10.50%	—	N/A
First Financial Bank, N.A.	$629,168	15.94%	$340,429	8.625%	$414,436	10.50%	$394,701	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$677,289	17.12%	$262,165	6.625%	$336,362	8.50%	—	N/A
First Financial Bank, N.A.	$583,209	14.78%	$261,489	6.625%	$335,496	8.50%	$315,760	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$677,289	17.12%	$202,807	5.125%	$277,004	7.00%	—	N/A
First Financial Bank, N.A.	$583,209	14.78%	$202,284	5.125%	$276,290	7.00%	$256,555	6.50%

Leverage Ratio:
Consolidated	$677,289	10.60%	$255,659	4.00%	$255,659	4.00%	—	N/A
First Financial Bank, N.A.	$583,209	9.16%	$254,799	4.00%	$254,799	4.00%	$318,499	5.00%

As of September 30, 2015:

Total Capital to Risk-Weighted Assets:
Consolidated	$655,429	16.70%	$314,032	8.00%	$412,168	10.50%	—	N/A
First Financial Bank, N.A.	$567,379	14.48%	$313,379	8.00%	$411,310	10.50%	$391,724	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$614,184	15.65%	$235,524	6.00%	$333,659	8.50%	—	N/A
First Financial Bank, N.A.	$526,134	13.43%	$235,034	6.00%	$332,965	8.50%	$313,379	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$614,184	15.65%	$176,643	4.50%	$274,778	7.00%	—	N/A
First Financial Bank, N.A.	$526,134	13.43%	$176,276	4.50%	$274,207	7.00%	$254,620	6.50%

Leverage Ratio:
Consolidated	$614,184	9.96%	$246,784	4.00%	$246,784	4.00%	—	N/A
First Financial Bank, N.A.	$526,134	8.38%	$251,042	4.00%	$251,042	4.00%	$313,802	5.00%

As of December 31, 2015:

Total Capital to Risk-Weighted Assets:
Consolidated	$672,920	16.97%	$318,528	8.00%	$418,068	10.50%	—	N/A
First Financial Bank, N.A.	$570,910	14.37%	$317,788	8.00%	$417,097	10.50%	$397,235	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$630,413	15.90%	$238,896	6.00%	$338,436	8.50%	—	N/A
First Financial Bank, N.A.	$528,403	13.30%	$238,341	6.00%	$337,650	8.50%	$317,788	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$630,413	15.90%	$179,172	4.50%	$278,712	7.00%	—	N/A
First Financial Bank, N.A.	$528,403	13.30%	$178,756	4.50%	$278,065	7.00%	$258,203	6.50%

Leverage Ratio:
Consolidated	$630,413	9.96%	$256,368	4.00%	$256,368	4.00%	—	N/A
First Financial Bank, N.A.	$528,403	8.37%	$252,419	4.00%	$252,419	4.00%	$315,524	5.00%

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

As of September 30, 2016, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of positive 0.84% and 1.05%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 50 basis points would result in a negative variance in net interest income of 2.23% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 50 basis points as of September 30, 2016 remote given current interest rate levels. Our model simulation as of September 30, 2016 indicate that our balance sheet is slightly more liability sensitive in the short-term one year category, due primarily to the level of short-term borrowings from the FHLB. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $513.76 million at September 30, 2016, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2017 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At September 30, 2016, no amounts were drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.12 billion, at September 30, 2016, secured by portions of our loan portfolio and certain investment securities. At September 30, 2016, $160.00 million in advances were outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2015, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2017, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2017. If a balance exists at June 30, 2017, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at September 30, 2016. There was no outstanding balance under the line of credit as of September 30, 2016 or December 31, 2015.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $81.85 million at September 30, 2016, investment securities which totaled $11.95 million at September 30, 2016 and mature over 7 to 14 years, available dividends from our subsidiaries which totaled $166.77 million at September 30, 2016, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2016, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity, that would have a material adverse effect on us.

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

Table 10 – Commitments as of September 30, 2016 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$539,957
Unfunded commitments to extend credit	227,161
Standby letters of credit	23,327

Total commercial commitments	$790,445

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2016, approximately $166.77 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $25.60 million and $28.00 million for the nine-month periods ended September 30, 2016 and 2015, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 43.98% and 39.63% of net earnings for the first nine months of 2016 and 2015, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report:

2.1	—	Agreement and Plan of Merger between First Financial Bankshares, Inc., First Financial Bank, N.A., FBC Bancshares, Inc. and First Bank, N.A., Conroe, Texas, dated as of April 1, 2015 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed April 3, 2015).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 28, 2015).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010)++

10.2	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).++

10.3	—	Loan agreement dated September 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.4	—	First Amendment to Loan Agreement, dated September 30, 2015, between First Financial Bankshares Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed September 30, 2015).

10.5	—	2015 Restricted Stock Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 2, 2015).++

10.6	—	Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed August 26, 2016).++

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith
+	Furnished herewith. This Exhibit shall not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	Management contract or compensatory plan on arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANKSHARES, INC.

Date: October 25, 2016	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: October 25, 2016	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand Executive Vice President and Chief Financial Officer