Form 10-K
period 2016-12-31
FIRST FINANCIAL BANKSHARES INC
filed 2017-02-17
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $2.07 billion.

As of February 17, 2017, there were 66,125,622 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information called for by Part III is incorporated by reference to the proxy statement for our 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

i

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those listed in “Item 1A-Risk Factors” and the following:

•	general economic conditions, including our local, state and national real estate markets and employment trends;

•	volatility and disruption in national and international financial and commodity markets;

•	government intervention in the U.S. financial system, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the capital ratios of Basel III as adopted by the federal banking authorities;

•	political instability;

•	the ability of the Federal government to address the national economy;

•	changes in our competitive environment from other financial institutions and financial service providers;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”);

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	changes in commodity prices (e.g., oil and gas, cattle, and wind energy);

•	our ability to attract deposits and increase market share;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	cyber attacks on our technology information systems, including fraud from our customers and external third party vendors;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in our compensation and benefit plans; and

•	acts of God or of war or terrorism.

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

General

First Financial Bankshares, Inc., a Texas corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, or BHCA. As such, we are supervised by the Federal Reserve Board, as well as several other bank regulators. We were formed as a bank holding company in 1956 under the original name F & M Operating Company, but our banking operations date back to 1890, when Farmers and Merchants National Bank opened for business in Abilene, Texas. On July 31, 2015, we acquired FBC Bancshares, Inc., and its wholly owned subsidiary, First Bank, N.A., Conroe, Texas and merged these entities with and into the Company and our subsidiary bank, respectively. We also completed an asset purchase of 4Trust Mortgage, Inc. on June 1, 2015 that significantly increased our residential mortgages/loan originations that are sold in the secondary market. On January 1, 2015, our technology subsidiary, First Technology Services, Inc., was contributed to our bank subsidiary, First Financial Bank, National Association, Abilene, Texas, and therefore became an indirect subsidiary of the Company. As of December 31, 2016, our subsidiaries are:

•	First Financial Bank, National Association, Abilene, Texas;

•	First Technology Services, Inc., Abilene, Texas, a wholly owned subsidiary of First Financial Bank, National Association, Abilene, Texas;

•	First Financial Trust & Asset Management Company, National Association, Abilene, Texas;

•	First Financial Insurance Agency, Inc., Abilene, Texas; and

•	First Financial Investments, Inc., Abilene, Texas.

Through our subsidiaries, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of December 31, 2016, we had 69 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Conroe, Stephenville, and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas.

Even though we operate in a growing number of Texas markets, we continue to believe that decisions are best made at the local level. Although we consolidated our bank charters into one charter, we continue to regionally manage our operations with local advisory boards of directors, local bank region presidents and local decision-making. We have consolidated many of the backroom operations, such as investment securities, accounting, check processing, technology and employee benefits, which improves our efficiency and frees management of our bank regions to concentrate on serving the banking needs of their local communities. On January 1, 2016, we combined our Huntsville and Conroe Regions and our Abilene, Sweetwater and Eastland Regions. Also, the Company established a Fort Worth Region that previously was a branch of our Weatherford Region.

In the past, we have chosen to keep our Company focused on the State of Texas, one of the nation’s largest, fastest-growing and most economically diverse states. With approximately 27.7 million residents, Texas has more people than any other state except California. The population of Texas grew 21.1% from 2005-2015 according to the U.S. Census Bureau. Many of the communities in which we operate are also experiencing positive growth as shown below:

Population Growth 2005-2015*

Bridgeport and Wise County	20.1%
Fort Worth and Tarrant County	20.9%
Cleburne and Johnson County	14.6%
Granbury and Hood County	18.0%

Weatherford, Willow Park, Aledo and Parker County	31.8%
Stephenville and Erath County	16.3%
Conroe and Montgomery County	46.0%

*	Source: U. S. Census Bureau

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

Over the years, we have grown in three ways: by growing organically, by opening new branch locations and by acquiring other banks. Since 1997, we have completed twelve bank acquisitions and have increased our total assets from $1.57 billion to $6.81 billion as of December 31, 2016. We have also established a trust and asset management company and a technology services company. First Financial Trust and Asset Management Company, National Association operates as a subsidiary of First Financial Bankshares, Inc. and First Technology Services, Inc. operates as a subsidiary of First Financial Bank, National Association, Abilene, Texas. Looking ahead, we intend to continue to grow organically by better serving the needs of our customers and putting them first in all of our decisions. We continually look for new branch locations, so we can provide more convenient service to our customers, and we are actively pursuing acquisition opportunities by calling on banks that we are interested in possibly acquiring.

When targeting a bank for acquisition, the subject bank generally needs to be well managed and profitable, while being located in the type of community that fits our profile. We seek to enter growing communities with good amenities – schools, infrastructure, commerce and lifestyle. We prefer non-metropolitan markets, either around

Dallas/Fort Worth, Houston, San Antonio or Austin or along the Interstate 35, 45, 10 and 20 corridors in Texas. We might also consider the acquisition of banks in East Texas, the Texas Hill Country area or in states contiguous to Texas. Banks between $300 million and $1.0 billion in asset size fit our “sweet spot” for acquisition, but we would consider banks that are larger or smaller, or that are in other areas of Texas if we believe they would be a good fit for our Company.

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

In particular, we assist our subsidiaries with, among other things, decisions concerning major capital expenditures, employee fringe benefits, including retirement plans and group medical coverage, dividend policies, and appointment of officers and directors, including advisory directors, and their compensation. We also perform, through corporate staff groups or by outsourcing to third parties, internal audits, compliance oversight and loan reviews of our subsidiaries. We provide advice and specialized services for our bank regions related to lending, investing, purchasing, advertising, public relations, and technology services.

We evaluate various potential financial institution acquisition opportunities and approve potential locations for new branch offices. We anticipate that funding for any acquisitions or expansions would be provided from our existing cash balances, available dividends from our subsidiaries, utilization of available lines of credit and future debt or equity offerings.

Services Offered by Our Subsidiaries

Our subsidiary bank, First Financial Bank, National Association, is a separate legal entity that operates under the day-to-day management of its board of directors and officers. Our multiple banking regions, which operate under our subsidiary bank, each have separate advisory boards that make recommendations and provide assistance to regional management of the bank regarding the operations of their respective region. Each of our bank regions provides general commercial banking services, which include accepting and holding checking, savings and time deposits, making loans, automated teller machines, drive-in and night deposit services, safe deposit facilities, remote deposit capture, internet banking, mobile banking, payroll cards, transmitting funds, and performing other customary commercial banking services. We also conduct full service trust activities through First Financial Trust & Asset Management Company, National Association, our trust company. Our trust company has eight locations which are located in Abilene, Fort Worth, Lubbock, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater, all in Texas. Through our trust company, we offer personal trust services, which include wealth management, the administration of estates, testamentary trusts, revocable and irrevocable trusts and agency accounts. We also administer all types of retirement and employee benefit accounts, which include 401(k) profit sharing plans and IRAs.    In addition, we provide securities brokerage services through arrangements with an unrelated third party in our Abilene, Cleburne, San Angelo, Southlake, Stephenville and Weatherford banking regions.

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

Employees

Including all of our subsidiaries, we employed approximately 1,300 full-time equivalent employees at December 31, 2016. Our management believes that our employee relations have been and will continue to be good.

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies, financial holding companies and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the deposit insurance fund (the “DIF”) of the Federal Deposit Insurance Corporation, or the FDIC. The following information describes particular laws and regulatory provisions relating to financial holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on our business and the business of our subsidiaries. Recent political developments, including the change in administration of the United States federal government, have added additional uncertainty in the implementation, scope and timing of regulatory reforms.

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

We elected to become a financial holding company in September 2001. As a financial holding company, we have very broad discretion to affiliate with securities firms and insurance companies, provide merchant banking services, and engage in other activities that the Federal Reserve Board has deemed financial in nature. In order to continue as a financial holding company, we must continue to be well-capitalized, well-managed and maintain compliance with the Community Reinvestment Act. Depending on the types of financial activities that we may elect to engage in, under the Gramm-Leach-Bliley Act’s functional regulation principles, we may become subject to supervision by additional government agencies. The election to be treated as a financial holding company increases our ability to offer financial products and services that historically we were either unable to provide or were only able to provide on a limited basis. As a result, we will face increased competition in the markets for any new financial products and services that we may offer. Likewise, an increased amount of consolidation among banks and securities firms or banks and insurance firms could result in a growing number of large financial institutions that could compete aggressively with us.

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

Our subsidiary bank must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions that are members of the Bank Insurance Fund pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. Through June 30, 2016, the assessment rate for our subsidiary bank was at the lowest risk-based premium available, which was 5.00% of the assessment base per annum. Effective for the third and fourth quarters of 2016, in connection with the DIF reaching the required percentage levels, our assessment rate per annum was reduced to 3.00%, the current lowest risk-based premium available.

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

In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. On April 26, 2016, the FDIC adopted a rule amending pricing for deposit insurance for institutions with less than $10 billion in assets effective the quarter after the fund reserve ratio reached 1.15%. As of June 30, 2016, the FDIC announced that the fund reserve ratio had reached 1.15%. As a result, the Company’s assessment rate was decreased to the rate stated above. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act requires the FDIC to offset the effect of increasing the reserve ratio on institutions with total consolidated assets of less than $10 billion, such as the Company.

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

Our subsidiaries paid aggregate dividends to us of $48.8 million in 2016 and $51.20 million in 2015. Under the dividend restrictions discussed above, as of December 31, 2016, our subsidiaries could have declared in the aggregate additional dividends of approximately $170.73 million from retained net profits, without obtaining regulatory approvals.

Affiliate Transactions

The Federal Reserve Act, the Federal Deposit Insurance Act (“FDIA”) and the rules adopted under these statutes restrict the extent to which we can borrow or otherwise obtain credit from, or engage in certain other transactions with, our subsidiaries. These laws regulate “covered transactions” between insured depository institutions and their subsidiaries, on the one hand, and their nondepository affiliates, on the other hand. The Dodd-Frank Act expanded the definition of affiliate to make any investment fund, including a mutual fund, for which a depository institution or its affiliates serve as investment advisor an affiliate of the depository institution. “Covered transactions” include a loan or extension of credit to a non-depository affiliate, a purchase of securities issued by such an affiliate, a purchase of assets from such an affiliate (unless otherwise exempted by the Federal Reserve Board), an acceptance of securities issued by such an affiliate as collateral for a loan, and an issuance of a guarantee, acceptance, or letter of credit for the benefit of such an affiliate. The Dodd-Frank Act extended the limitations to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. The “covered transactions” that an insured depository institution and its subsidiaries are permitted to engage in with their non-depository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of “covered transactions” cannot exceed ten percent of the capital stock and the surplus of the insured depository institution; and (2) in the case of all affiliates, the aggregate amount of “covered transactions” cannot exceed twenty percent of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute “covered transactions” must be collateralized in prescribed amounts. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Finally, when we and our subsidiaries conduct transactions internally among us, we are required to do so at arm’s length.

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

Capital

We and our bank subsidiary are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board and the OCC, respectively. The current risk-based capital standards applicable to us and our bank subsidiary, parts of which are currently in the process of being phased-in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”).

In July 2013, the federal bank regulators approved final rules (the “Basel III Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The Basel III Rules became effective for us and our subsidiary bank on January 1, 2015 (subject to a phase-in period for certain provisions).

The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”), (2) additional tier 1 capital, and (3) tier 2 capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital. Under the Basel III Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative perpetual preferred stock and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Rules’ specific requirements. As of December 31, 2016, we do not have any non-cumulative perpetual preferred stock or subordinated notes. CET1, tier 1 capital, and total capital serve as the numerators for the three prescribed regulatory capital ratios. Risk-weighted assets, calculated using the standardized approach in the Basel III Capital Rules for us and our subsidiary bank, provide the denominator for such ratios. There is also a leverage ratio that compares tier 1 capital to average total assets.

Pursuant to the Basel III Rules, the effects of certain accumulated other comprehensive income or loss (“AOCI”) items are not excluded; however, “non-advanced approaches banking organizations,” including us and our subsidiary bank, could make a one-time permanent election to continue to exclude these items. The Company made its a one-time, permanent election to continue to exclude AOCI from capital in its filing with the Federal Reserve Board for the quarter ended March 31, 2015. If the Company would not have made this election, unrealized gains and losses would have been included in the calculation of its regulatory capital. The Basel III Rules also preclude certain hybrid securities, such as trust preferred securities issued prior to May 19, 2010, from inclusion in our Tier 1 capital, subject to grandfathering in the case of companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.

Under the Basel III Rules, the minimum capital ratios effective as of January 1, 2015 are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital to risk-weighted assets;

•	8.0% Total capital to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Basel III Rules also establish a fully-phased “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, results in the following minimum ratios: (i) a CET1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Basel III Rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

With respect to our bank subsidiary, the Basel III Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

As of December 31, 2016, we had a total risk-based capital ratio of 18.45%, a Tier 1 capital to risk-weighted asset ratio of 17.30%, a common equity Tier 1 to risk-weighted assets ratio of 17.30% and a Tier 1 leverage ratio of 10.71%. These regulatory capital ratios were calculated under Basel III rules.

Prompt Corrective Action.

A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Under current regulations, our subsidiary bank was “well capitalized” as of December 31, 2016.

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

Interstate Banking and Branching

Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the Federal Deposit Insurance Act and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

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

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. In April and May 2016, the Federal Reserve, jointly with five other federal regulators, published a proposed rule in response to Section 956 of the Dodd-Frank Act, which requires implementation of regulations or guidelines to: (1) prohibit incentive-based payment arrangements that encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss, and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.

The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). Under the proposed rule, we would fall into the smallest category (Level 3), which applies to financial institutions with average total consolidated assets greater than $1 billion and less than $50 billion. The proposed rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate recordkeeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would also be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.” These additional requirements would not be applicable to us because we currently have less than $50 billion in total consolidated assets. Comments on the proposed rule were due by July 22, 2016. As of the date of this document, the final rule has not yet been published by these regulators.

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

Consumer Financial Protection Bureau

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits the state attorney general to enforce compliance with both the state and federal laws and regulations.

The CFPB has finalized rules relating to, among other things, remittance transfers under the Electronic Fund Transfer Act, which requires companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. These rules became effective in October 2013. The CFPB has also amended certain rules under Regulation C relating to home mortgage disclosure to reflect a change in the asset-size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amended the Truth in Lending Act (Regulation Z). Regulation Z prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer’s ability to repay the loan. The final amended rule implemented sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implemented section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014.

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

General economic conditions impact the banking industry. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends somewhat on factors beyond our control, including:

•	general economic conditions, including national and local real estate markets and the price of oil and gas and other commodity prices;

•	the supply of and demand for investable funds;

•	demand for loans and access to credit;

•	interest rates; and

•	federal, state and local laws affecting these matters.

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

The significant decline and volatility in oil and gas prices has resulted in uncertainty about the Texas economy. While we consider our exposure to credits related to the oil and gas industry to not be significant, at approximately 2.32% of total loans as of December 31, 2016, should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in our Texas markets could be negatively affected, which could have a material adverse affect on our business, financial condition and results of operations.

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

Effective July 2011, all federal prohibitions on financial institutions paying interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced and are considering offering interest on demand deposits to compete for customers. If interest rates begin to rise, our interest expense could increase and our net interest margin could decrease if we begin offering interest on demand deposits to maintain current customers or attract new customers, which could have a material adverse effect on our financial condition and results of operations.

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

The final rule established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. The final rule also included changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes included the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a two-year transition period.

The final rule became effective for us on January 1, 2015. As of December 31, 2016, we met all of these new requirements, including the full capital conservation buffer.

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

Our investment portfolio securities include obligations of, and mortgage-backed securities guaranteed by, government sponsored enterprises such as the Federal National Mortgage Association, referred to as Fannie Mae, the Government National Mortgage Association, referred to as Ginnie Mae, the Federal Home Loan Mortgage Corporation, referred to as Freddie Mac, and the Federal Home Loan Bank or otherwise backed by Federal Housing Administration or Veteran’s Administration guaranteed loans; however, volatility or illiquidity in financial markets may cause investment securities held within our investment portfolio to fall in value or become less liquid. The FRB’s actions to increase interest rates may cause a decline in the value of securities held by the Company. Uncertainty surrounding the credit risk associated with mortgage collateral or guarantors may cause material discrepancies in valuation estimates obtained from third parties. Volatile market conditions may reduce valuations due to the perception of heightened credit and liquidity risks in addition to interest rate risk typically associated with these securities. There can be no assurance that declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our results of operations, equity and capital ratios.

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

As of December 31, 2016, we had $143.60 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

We rely heavily on our management team, and the unexpected loss of key management or inability to recruit qualified personnel in the future may adversely affect our operations.

Our success to date has been strongly influenced by our ability to attract and to retain senior management experienced in banking in the markets we serve. Our ability to retain executive officers and the current management teams will continue to be important to the successful implementation of our strategies. We do not have employment agreements with these key employees other than executive agreements in the event of a change of control and a confidential information, non-solicitation and non-competition agreements related to our stock options. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. In addition, the scope and content of U.S. banking regulators’ policies on incentive compensation, as well as changes to these policies, could adversely affect our ability to hire, retain and motivate our key employees.

The Company’s stock price can be volatile.

Stock price volatility may make it more difficult for our shareholders to resell their common stock when they want and at prices they find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	new reports relating to trends, concerns and other issues in the financial services industry or Texas economy, including oil and gas and cattle prices;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations involving the Company or its competitors; and

•	changes in government regulations, including tax laws.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends could also cause the Company’s stock price to decrease regardless of operational results.

We may not continue to pay dividends on our common stock in the future.

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividends in the future. This could adversely affect the market price of our common stock. Also, we are a bank holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.

Certain banking laws may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

The trading volume in our common stock is less than other larger financial institutions.

Although the Company’s common stock is listed for trading on the Nasdaq Global Select Market, the trading volume in our common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

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

Our operations rely on certain external vendors.

We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted agreements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products or services or strategic focus or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

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

Our business may be adversely affected by security breaches at third parties.

Our customers interact with their own and other third party systems, which pose operational risks to us. We may be adversely affected by data breaches at retailers and other third parties who maintain data relating to our customers that involve the theft of customers data, including the theft of customers’ debit card, merchant credit card, wire transfer and other identifying and/or access information used to make purchases or payments at such retailers and to other third parties.

In the event of a data breach at one or more retailers of considerable magnitude, the Company’s business, financial condition and results of operations may be adversely affected.

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

Our principal office is located in the First Financial Bank Building at 400 Pine Street in downtown Abilene, Texas. We lease four spaces in buildings owned by First Financial Bank, National Association, Abilene totaling approximately 11,550 square feet. Our subsidiaries collectively own 63 banking facilities, some of which are detached drive-ins, and also lease 11 banking facilities and 17 ATM locations. Our management considers all our existing locations to be well-suited for conducting the business of banking. We believe our existing facilities are adequate to meet our requirements and our subsidiaries’ requirements for the foreseeable future.

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

Record Holders

As of February 1, 2017, we had 1,050 registered shareholders of record with our stock transfer agent.

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

Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

PERFORMANCE GRAPH

The following performance graph compares cumulative total shareholder returns for our common stock, the Russell 3000 Index, and the SNL Bank Index, which is a banking index prepared by SNL Financial LC and is comprised of banks with $5 billion to $10 billion in total assets, for a five-year period (December 31, 2011 to December 31, 2016). The performance graph assumes $100 invested in our common stock at its closing price on December 31, 2011, and in each of the Russell 3000 Index and the SNL Bank Index on the same date. The performance graph also assumes the reinvestment of all dividends. The dates on the performance graph represent the last trading day of each year indicated. The amounts noted on the performance graph have been adjusted to give effect to all stock splits and stock dividends.

First Financial Bankshares, Inc.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
First Financial Bankshares, Inc.	100.00	119.99	207.18	190.70	196.49	300.33
Russell 3000	100.00	116.42	155.47	175.00	175.84	198.23
SNL Bank $5B-$10B Index	100.00	117.63	181.48	186.94	212.96	305.09

Source : SNL Financial, an offering of S&P Global Market Intelligence

© 2017

www.snl.com

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes presented elsewhere in this Form 10-K. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future. Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates information required to be disclosed by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Summary Income Statement Information:
Interest income	$232,288	$221,623	$198,539	$176,369	$159,796
Interest expense	5,451	4,088	4,181	4,088	5,112

Net interest income	226,837	217,535	194,358	172,281	154,684
Provision for loan losses	10,212	9,685	4,465	3,753	3,484
Noninterest income	85,132	73,432	66,624	62,052	57,209
Noninterest expense	165,830	149,464	137,925	126,012	109,049

Earnings before income taxes	135,927	131,818	118,592	104,568	99,360
Income tax expense	31,153	31,437	29,033	25,700	25,135

Net earnings	$104,774	$100,381	$89,559	$78,868	$74,225

Per Share Data:
Earnings per share, basic	$1.59	$1.55	$1.40	$1.24	$1.18
Earnings per share, assuming dilution	1.59	1.54	1.39	1.24	1.18
Cash dividends declared	0.70	0.62	0.55	0.52	0.50
Book value at period-end	12.68	12.20	10.63	9.18	8.84
Earnings performance ratios:
Return on average assets	1.59%	1.61%	1.65%	1.64%	1.75%
Return on average equity	12.36	13.60	14.00	13.75	13.85
Summary Balance Sheet Data (Period-end):
Securities	$2,860,958	$2,734,177	$2,416,297	$2,058,407	$1,820,096
Loans	3,384,205	3,350,593	2,937,991	2,689,448	2,088,623
Total assets	6,809,931	6,665,070	5,848,202	5,222,208	4,502,012
Deposits	5,478,539	5,190,169	4,750,255	4,135,075	3,632,584
Total liabilities	5,972,046	5,860,084	5,166,665	4,634,561	3,945,049
Total shareholders’ equity	837,885	804,986	681,537	587,647	556,963
Asset quality ratios:
Allowance for loan losses/period-end loans	1.35%	1.25%	1.25%	1.26%	1.67%
Nonperforming assets/period-end loans plus foreclosed assets	0.86	0.89	0.74	1.16	1.22
Net charge offs/average loans	0.19	0.15	0.06	0.15	0.15
Capital ratios:
Average shareholders’ equity/average assets	12.85%	11.86%	11.78%	11.95%	12.62%
Leverage ratio (1)	10.71	9.96	9.89	9.84	10.60
Tier 1 risk-based capital (2)	17.30	15.90	16.05	15.82	17.43
Total risk-based capital (3)	18.45	16.97	17.16	16.92	18.68
Common equity tier 1 capital (4)	17.30	15.90	—	—	—
Dividend payout ratio	44.14	40.20	39.34	41.62	41.99

(1)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by fourth quarter average assets less intangible assets.
(2)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.
(3)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets plus allowance for loan losses to the extent allowed under regulatory guidelines by risk-adjusted assets.
(4)	Calculated by dividing at period-end, shareholders’ equity (before accumulated other comprehensive earnings/loss) less intangible assets by risk-adjusted assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of the major elements of our consolidated balance sheets as of December 31, 2016 and 2015, and consolidated statements of earnings for the years 2014 through 2016 should be read in conjunction with our consolidated financial statements, accompanying notes, and selected financial data presented elsewhere in this Form 10-K.

Critical Accounting Policies

We prepare consolidated financial statements based on generally accepted accounting principles (“GAAP”) and customary practices in the banking industry. These policies, in certain areas, require us to make significant estimates and assumptions.

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

Results of Operations

Performance Summary. Net earnings for 2016 were $104.77 million, an increase of $4.39 million, or 4.38%, over net earnings for 2015 of $100.38 million. Net earnings for 2014 were $89.56 million. The increases in net earnings for 2016 over 2015 and 2015 over 2014 were primarily attributable to growth in net interest income and noninterest income.

On a basic net earnings per share basis, net earnings were $1.59 for 2016 as compared to $1.55 for 2015 and $1.40 for 2014. The return on average assets was 1.59% for 2016 as compared to 1.61% for 2015 and 1.65% for 2014. The return on average equity was 12.36% for 2016 as compared to 13.60% for 2015 and 14.00% for 2014.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits. Tax-equivalent net interest income was $251.78 million in 2016, as compared to $240.48 million in 2015 and $213.49 million in 2014. The increases in 2016 compared to 2015 and in 2015 compared to 2014 were largely attributable to increases in the volume of earning assets, primarily from our Conroe acquisition. Average earning assets were $6.17 billion in 2016, as compared to $5.84 billion in 2015 and $5.08 billion in 2014. Average earning assets increased $333.39 million in 2016, when compared to 2015, due primarily from increases in loans and tax exempt securities. Average earning assets increased $757.55 million in 2015, when compared to 2014, with increases in all categories of earning assets, except for short-term investments. Average interest bearing liabilities were $4.02 billion in 2016, as compared to $3.80 billion in 2015 and $3.30 billion in 2014. The yield on earning assets decreased two basis points in 2016, whereas the rate paid on interest-bearing liabilities increased three basis point when compared to 2015. The yield on earning assets decreased nine basis points in 2015, whereas the rate paid on interest-bearing liabilities decreased two basis points when compared to 2014.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 — Changes in Interest Income and Interest Expense (in thousands):

	2016 Compared to 2015			2015 Compared to 2014
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate

Short-term investments	$23	$111	$134	$(88)	$(74)	$(162)
Taxable investment securities	(1,218)	(829)	(2,047)	4,777	(3,506)	1,271
Tax-exempt investment securities (1)	6,548	(1,687)	4,861	13,241	(2,491)	10,750
Loans (1) (2)	12,037	(2,320)	9,717	15,110	(73)	15,037

Interest income	17,390	(4,725)	12,665	33,040	(6,144)	26,896

Interest-bearing deposits	219	643	862	490	(731)	(241)
Short-term borrowings	24	477	501	95	53	148

Interest expense	243	1,120	1,363	585	(678)	(93)

Net interest income	$17,147	$(5,845)	$11,302	$32,455	$(5,466)	$26,989

(1)	Computed on tax-equivalent basis assuming marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin in 2016 was 4.08%, a decrease of four basis points from 2015 which also decreased an additional 8 basis points from 2014. The continued decrease in our net interest margin in 2016 was largely the result of the extended period of historically low levels of short-term interest rates. We have been able to somewhat mitigate the impact of low short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing rates paid on interest bearing liabilities. Although the Federal Reserve increased rates 25 basis points in both December 2016 and December 2015 and continues to issue forward guidance plans to increase rates further in 2017 and future years, we expect interest rates to remain at lower levels, which will continue the downward pressure on our net interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2 for the years 2014 through 2016.

Table 2 — Average Balances and Average Yields and Rates (in thousands, except percentages):

	2016			2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$63,882	$342	0.54%	$57,500	$208	0.36%	$75,093	$370	0.49%
Taxable investment securities (2)	1,314,820	27,626	2.10	1,371,110	29,673	2.16	1,173,725	28,402	2.42
Tax-exempt investment securities (2)(3)	1,459,121	66,268	4.54	1,318,531	61,407	4.66	1,045,304	50,657	4.85
Loans (3)(4)	3,333,241	162,994	4.89	3,090,538	153,277	4.96	2,786,011	138,240	4.96

Total earning assets	6,171,064	$257,230	4.17%	5,837,679	$244,565	4.19%	5,080,133	$217,669	4.28%
Cash and due from banks	152,648			148,369			144,029
Bank premises and equipment, net	120,538			109,725			98,828
Other assets	55,694			49,647			43,749
Goodwill and other intangible assets, net	143,986			117,491			97,443
Allowance for loan losses	(44,811)			(39,107)			(35,599)

Total assets	$6,599,119			$6,223,804			$5,428,583

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,469,005	$4,504	0.13%	$3,272,150	$3,642	0.11%	$2,905,734	$3,883	0.13%
Short-term borrowings	552,041	947	0.17	524,365	446	0.08	397,738	298	0.07

Total interest-bearing liabilities	4,021,046	$5,451	0.14%	3,796,515	$4,088	0.11%	3,303,472	$4,181	0.13%
Noninterest-bearing deposits	1,666,598			1,634,669			1,441,125
Other liabilities	63,609			54,331			44,242

Total liabilities	5,751,253			5,485,515			4,788,839
Shareholders’ equity	847,866			738,289			639,744

Total liabilities and shareholders’ equity	$6,599,119			$6,223,804			$5,428,583

Net interest income		$251,779			$240,477			$213,488

Rate Analysis:
Interest income/earning assets			4.17%			4.19%			4.28%
Interest expense/earning assets			0.09			0.07			0.08

Net yield on earning assets			4.08%			4.12%			4.20%

(1)	Short-term investments are comprised of Fed Funds sold, interest bearing deposits in banks and interest bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Nonaccrual loans are included in loans.

Noninterest Income. Noninterest income for 2016 was $85.13 million, an increase of $11.70 million, or 15.93%, as compared to 2015. Increases in certain categories of noninterest income included (1) real estate mortgage fees of $5.68 million, (2) ATM, interchange and credit card fees of $2.05 million (3) service charges on deposit accounts of $1.22 million and (4) trust fees of $384 thousand when compared to 2015. The increase in real estate mortgage fees primarily resulted from a stronger mortgage market and the 4Trust asset purchase on June 1, 2015. The increases in ATM, interchange and credit card fees and service charges on deposit accounts are primarily a result of increases in the number of net new accounts and debit cards boosted by the Conroe acquisition on July 31, 2015. The increase in trust fees resulted from an increase in assets under management over the prior year offsetting the effect of the decline in oil and gas prices that reduced related trust fees by $296 thousand in 2016 compared to 2015. The fair value of our trust assets managed, which are not reflected in our consolidated balance sheets, totaled $4.37 billion at December 31, 2016 as compared to $3.87 billion at December 31, 2015.

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

ATM and interchange fees are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. ATM and interchange fees consist of income from debit card usage, point of sale income for debit card transactions and ATM service fees. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction in the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. While we currently have assets under $10 billion, we are monitoring the effect of this reduction in per transaction fee income as we approach the $10 billion asset level.

Table 3 — Noninterest Income (in thousands):

	2016	Increase (Decrease)	2015	Increase (Decrease)	2014

Trust fees	$19,636	$384	$19,252	$486	$18,766
Service charges on deposit accounts	18,386	1,215	17,171	261	16,910
ATM, interchange and credit card fees	23,910	2,050	21,860	2,433	19,427
Real estate mortgage operations	16,086	5,677	10,409	3,898	6,511
Net gain on sale of available-for-sale securities	1,270	838	432	436	(4)
Net gain (loss) on sale of foreclosed assets	456	(82)	538	(366)	904
Net gain (loss) on sale of assets	168	988	(820)	(830)	10
Interest on loan recoveries	2,112	1,062	1,050	449	601
Other:
Check printing fees	190	(40)	230	7	223
Safe deposit rental fees	531	7	524	(9)	533
Credit life and debt protection fees	619	(44)	663	449	214
Brokerage commissions	573	(190)	763	(108)	871
Miscellaneous income	1,195	(165)	1,360	(298)	1,658

Total other	3,108	(432)	3,540	41	3,499

Total Noninterest Income	$85,132	$11,700	$73,432	$6,808	$66,624

Noninterest Expense. Total noninterest expense for 2016 was $165.83 million, an increase of $16.37 million, or 10.95%, as compared to 2015. Noninterest expense for 2015 amounted to $149.46 million, an increase of $11.54 million, or 8.37%, as compared to 2014. An important measure in determining whether a financial institution effectively manages noninterest expenses is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for 2016 was 49.22%, as compared to 47.61% for 2015 and 49.24% for 2014.

Salaries and employee benefits for 2016 totaled $90.74 million, an increase of $9.74 million, or 12.02%, as compared to 2015. The increase was primarily driven by the addition of employees from the Conroe acquisition and the 4Trust asset purchase, annual merit pay increases and increases in healthcare claims. Offsetting these increases was a reduction in profit sharing and officer bonus expenses in 2016 when compared to 2015, which was caused by less net income growth in 2016 when compared to the prior year.

All other categories of noninterest expense for 2016 totaled $75.09 million, an increase of $6.63 million, or 9.68%, as compared to 2015. The increase in noninterest expense was largely attributable to increases in equipment expense of $1.26 million, largely resulting from the Company’s acquisition of Conroe. Telephone expenses increased $1.05 million due to costs to improve our technology infrastructure and professional and service fees increased $2.05 million due primarily to outsourcing expenses for certain technology providers, which offset salary costs. Offsetting these increases in 2016 were a decrease of $473 thousand in FDIC insurance due to the lower rate charged by the FDIC beginning in the third quarter of 2016.

Salaries and employee benefits for 2015 totaled $81.00 million, an increase of $10.54 million, or 14.96%, as compared to 2014. The increase was largely the result of the addition of employees in compliance-related areas, the addition of employees from the 4Trust asset purchase and Conroe acquisition, increases in healthcare claims and annual merit pay increases.

All other categories of noninterest expense for 2015 totaled $68.47 million, an increase of $996 thousand, or 1.48%, as compared to 2014. The increase in noninterest expense was largely attributable to increases in equipment expense of $1.48 million, net occupancy expense of $1.21 million, legal expense of $1.13 million and software amortization and expense of $696 thousand, largely resulting from the Company’s 4Trust asset purchase and Conroe acquisition in 2015. Offsetting these increases in 2015 were declines in pension expense and the litigation settlement and expenses related to storm damage that were recognized in 2014.

Table 4 — Noninterest Expense (in thousands):

	2016	Increase (Decrease)	2015	Increase (Decrease)	2014

Salaries	$69,997	$7,294	$62,703	$9,220	$53,483
Medical	8,759	3,066	5,693	508	5,185
Profit sharing	3,221	(2,234)	5,455	131	5,324
Pension	359	342	17	(155)	172
401(k) match expense	2,331	288	2,043	344	1,699
Payroll taxes	4,809	427	4,382	498	3,884
Stock option expense	882	238	644	(65)	709
Restricted stock expense	381	319	62	62	—

Total salaries and employee benefits	90,739	9,740	80,999	10,543	70,456

Loss from partial settlement of pension plan	267	267	—	(2,909)	2,909
Net occupancy expense	10,420	106	10,314	1,214	9,100
Equipment expense	13,479	1,257	12,222	1,482	10,740
FDIC insurance premiums	2,680	(473)	3,153	428	2,725
ATM, interchange and credit card expenses	7,231	847	6,384	(486)	6,870
Professional and service fees	6,877	2,046	4,831	536	4,295
Printing, stationery and supplies	2,093	(185)	2,278	(359)	2,637
Amortization of intangible assets	738	177	561	286	275

Other:
Data processing fees	463	63	400	91	309
Postage	1,664	(41)	1,705	35	1,670
Advertising	3,536	353	3,183	(407)	3,590
Correspondent bank service charges	964	39	925	38	887
Telephone	3,253	1,053	2,200	62	2,138
Public relations and business development	2,748	48	2,700	343	2,357
Directors’ fees	1,320	218	1,102	237	865
Audit and accounting fees	1,712	55	1,657	96	1,561
Legal fees	2,096	95	2,001	1,134	867
Regulatory exam fees	1,131	43	1,088	161	927
Travel	1,242	28	1,214	256	958
Courier expense	848	39	809	25	784
Operational and other losses	2,170	281	1,889	(1,792)	3,681
Other real estate	182	58	124	(346)	470
Software amortization and expense	2,006	(116)	2,122	696	1,426
Other miscellaneous expense	5,971	368	5,603	175	5,428

Total other	31,306	2,584	28,722	804	27,918

Total Noninterest Expense	$165,830	$16,366	$149,464	$11,539	$137,925

Income Taxes. Income tax expense was $31.15 million for 2016, as compared to $31.44 million for 2015 and $29.03 million for 2014. Our effective tax rates on pretax income were 22.92%, 23.85% and 24.48%, respectively, for the years 2016, 2015 and 2014. The effective tax rates differ from the statutory federal tax rate of 35.0% largely due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and income tax deductions from the partial donation of two of our branch buildings to municipalities.

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and commercial real estate, which are primarily owner-occupied. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of December 31, 2016, total loans held for investment were $3.36 billion, an increase of $40.26 million, as compared to December 31, 2015. As compared to year-end 2015, real estate loans increased $53.61 million, commercial loans decreased $21.75 million, agricultural loans decreased $18.33 million and consumer loans increased $26.73 million. Loans averaged $3.33 billion during 2016, an increase of $242.70 million over the 2015 average balances.

Table 5 — Composition of Loans (in thousands):

	December 31,
	2016	2015	2014	2013	2012

Commercial	$674,410	$696,163	$639,954	$596,730	$509,609
Agricultural	84,021	102,351	105,694	75,928	68,306
Real estate	2,189,844	2,136,233	1,822,854	1,678,514	1,226,823
Consumer	409,032	382,303	360,686	333,113	272,428

Total loans held-for-investment	$3,357,307	$3,317,050	$2,929,188	$2,684,285	$2,077,166

As of December 31, 2016, our real estate loans represent approximately 65.23% of our loan portfolio and are comprised of (i) commercial real estate loans of 23.92%, generally owner occupied, (ii) 1-4 family residence loans of 45.19%, (iii) residential development and construction loans of 8.59%, which includes our custom and speculation home construction loans, (iv) commercial development and construction loans of 5.25% and (v) other loans, which includes ranches, hospitals and universities of 17.05%.

Loans held-for-sale, consisting of secondary market mortgage loans, totaled $26.90 million and $33.54 million at December 31, 2016 and 2015, respectively, which are valued using the lower of cost or market method.

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

Real estate loans are also subject to underwriting standards and processes similar to commercial and agricultural loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location within Texas. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. Generally, real estate loans are owner-occupied which further reduces the Company’s risk.

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

Table 6 — Maturity Distribution and Interest Sensitivity of Loans at December 31, 2016 (in thousands):

The following tables summarize maturity and repricing information for the commercial and agricultural and the real estate-construction portion of our loan portfolio as of December 31, 2016:

	One Year or less	After One Year Through Five Years	After Five Years	Total
Commercial and agricultural	$308,973	$245,900	$203,558	$758,431
Real estate - construction	110,970	58,294	164,776	334,040

Maturities After One Year
Loans with fixed interest rates	$442,747
Loans with floating or adjustable interest rates	229,781

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $29.00 million at December 31, 2016, as compared to $29.77 million at December 31, 2015 and $21.72 million at December 31, 2014. As a percent of loans and foreclosed assets, these assets were 0.86% at December 31, 2016, as compared to 0.89% at December 31, 2015 and 0.74% at December 31, 2014. As a percent of total assets, these assets were 0.43% at December 31, 2016, as compared to 0.45% at December 31, 2015 and 0.37% at December 31, 2014. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at December 31, 2016.

Supplemental Oil and Gas Information. At December 31, 2016, the Company’s exposure to the oil and gas industry was 2.32% of gross loans, or $78.48 million, down 18.85% from December 31, 2015 year-end levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 4.55%, (ii) oil and gas field servicing loans of 14.09%, (iii) real estate loans of 42.08%, (iv) accounts receivable and inventory of 22.47% and (v) other of 16.81%. These loans have experienced increased stress due to continued depressed oil and gas prices. The Company has instituted additional monitoring procedures for these loans and has classified, downgraded and charged-off loans as appropriate. The following oil and gas information is as of and for the years ended December 31, 2016 and 2015:

	December 31
	2016	2015

Oil and gas related loans	$78,483	$96,712
Oil and gas related loans as a % of total loans	2.32%	2.89%
Classified oil and gas related loans	$32,518	$34,506
Nonaccrual oil and gas related loans	4,092	5,404
Net charge-offs for oil and gas related loans	1,145	1,947
Allowance for oil and gas related loans as a % of oil and gas loans	6.28%	6.35%

Table 7 — Nonaccrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	At December 31,
	2016	2015	2014	2013	2012

Nonaccrual loans*	$27,371	$28,601	$20,194	$27,926	$21,800
Loans still accruing and past due 90 days or more	284	341	261	133	97
Troubled debt restructured loans**	701	199	226	—	—

Nonperforming loans	28,356	29,141	20,681	28,059	21,897
Foreclosed assets	644	627	1,035	3,069	3,565

Total nonperforming assets	$29,000	$29,768	$21,716	$31,128	$25,462

As a % of loans and foreclosed assets	0.86%	0.89%	0.74%	1.16%	1.22%
As a % of total assets	0.43	0.45	0.37	0.60	0.57

*	Includes $1.26 million, $2.18 million, $2.15 million and $2.71 million, respectively, of purchased credit impaired loans as of December 31, 2016, 2015, 2014 and 2013. There were no purchased credit impaired loan balances in 2012.
**	Other troubled debt restructured loans of $6.86 million, $6.11 million, $9.07 million, $13.30 million and $14.36 million, respectively, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans as of December 31, 2016, 2015, 2014, 2013, and 2012.

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on impaired loans as of December 31, 2016 of approximately $790 thousand during the year ended December 31, 2016. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2016, such income would have approximated $2.90 million.

See Note 3 to the Consolidated Financial Statements beginning on page F-16 for more information on these assets.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see our accounting policies in Note 1 to the Consolidated Financial Statements beginning on page F-7. The provision for loan losses was $10.21 million in 2016 as compared to $9.69 million in 2015 and $4.47 million in 2014. The continued provision for loan losses in 2016 and 2015 reflects the continued levels of nonperforming and classified assets, gross charge-offs, as well as the economic effects related to the oil and gas and cattle industries. As a percent of average loans, net loan charge-offs were 0.19% during 2016, 0.15% during 2015 and 0.06% during 2014. During 2016, the Company charged down $4.3 million related to one commercial loan that is now in liquidation. The allowance for loan losses as a percent of loans was 1.35% as of December 31, 2016 as compared to 1.25% as of December 31, 2015 and 1.25% at December 31, 2014. Included in Tables 8 and 9 are further analysis of our allowance for loan losses.

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

Table 8 — Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	2016	2015	2014	2013	2012

Balance at January 1,	$41,877	$36,824	$33,900	$34,839	$34,315

Charge-offs:
Commercial	6,990	3,734	583	1,283	499
Agricultural	219	164	2	100	53
Real estate	682	441	1,075	1,970	2,951
Consumer	1,925	1,700	1,222	1,268	852

Total charge-offs	9,816	6,039	2,882	4,621	4,355

Recoveries:
Commercial	952	344	346	402	281
Agricultural	25	55	18	39	54
Real estate	2,021	558	505	239	639
Consumer	508	450	472	337	421

Total recoveries	3,506	1,407	1,341	1,017	1,395

Net charge-offs	6,310	4,632	1,541	3,604	2,960

Transfer of off-balance sheet exposure to other liabilities	—	—	—	(1,088)	—
Provision for loan losses	10,212	9,685	4,465	3,753	3,484

Balance at December 31,	$45,779	$41,877	$36,824	$33,900	$34,839

Loans at year-end	$3,384,205	$3,350,593	$2,937,991	$2,689,448	$2,088,623
Average loans	3,333,241	3,090,538	2,786,011	2,431,872	1,909,890

Net charge-offs/average loans	0.19%	0.15%	0.06%	0.15%	0.15%
Allowance for loan losses/year-end loans*	1.35	1.25	1.25	1.26	1.67
Allowance for loan losses/nonaccrual, past due 90 days still accruing and restructured loans	161.44	143.70	178.06	120.82	159.10

*	Reflects the impact of loans acquired in the Orange acquisition in 2013 and the Conroe acquisition in 2015, which were initially recorded at fair value with no allocated allowance for loan losses.

Table 9 — Allocation of Allowance for Loan Losses (in thousands):

	2016	2015	2014	2013	2012
	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount	Allocation Amount
Commercial	$11,707	$12,644	$7,990	$6,440	$7,343
Agricultural	1,101	1,191	527	383	1,541
Real estate	26,864	24,375	26,657	24,940	24,063
Consumer	6,107	3,667	1,650	2,137	1,892

Total	$45,779	$41,877	$36,824	$33,900	$34,839

Percent of Loans in Each Category of Total Loans:

	2016	2015	2014	2013	2012
Commercial	20.09%	20.99%	21.84%	22.23%	24.53%
Agricultural	2.50	3.09	3.61	2.83	3.29
Real estate	65.23	64.40	62.23	62.53	59.06
Consumer	12.18	11.52	12.32	12.41	13.12

Included in our loan portfolio are certain other loans not included in Table 7 that are deemed to be potential problem loans. Potential problem loans are those loans that are currently performing, but for which known information about trends, uncertainties or possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These potential problem loans totaled $6.58 million as of December 31, 2016.

Interest-Bearing Deposits in Banks. The Company had interest-bearing deposits in banks of $50.28 million, $93.43 million and $71.33 million at December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, our interest-bearing deposits in banks included $47.91 million maintained at the Federal Reserve Bank of Dallas, $1.71 million invested in FDIC-insured certificates of deposit and $663 thousand on deposit with the Federal Home Loan Bank of Dallas (FHLB). The average balance of interest-bearing deposits in banks was $58.25 million, $49.69 million and $66.68 million in 2016, 2015 and 2014, respectively. The average yield on interest-bearing deposits in banks was 0.55%, 0.36% and 0.51% in 2016, 2015 and 2014, respectively.

Available-for-Sale and Held-to-Maturity Securities. At December 31, 2016, securities with a fair value of $2.86 billion were classified as securities available-for-sale and securities with an amortized cost of $121 thousand were classified as securities held-to-maturity. As compared to December 31, 2015, the available-for-sale portfolio at December 31, 2016, reflected (1) a decrease of $127 thousand in U.S. Treasury securities; (2) a decrease of $34.85 million in obligations of U.S. government sponsored enterprises and agencies; (3) an increase of $113.15 million in obligations of states and political subdivisions; (4) a decrease of $35.56 million in corporate bonds and other; and (5) an increase of $84.33 million in mortgage-backed securities. As compared to December 31, 2014, the available-for-sale portfolio at December 31, 2015, reflected (1) an increase of $10.28 million in U.S. Treasury securities; (2) an increase of $18.80 million in obligations of U.S. government sponsored enterprises and agencies; (3) an increase of $283.50 million in obligations of states and political subdivisions; (4) a decrease of $10.80 million in corporate bonds and other; and (5) an increase of $16.27 million in mortgage-backed securities. Securities-available-for-sale included fair value adjustments of $33.07 million, $79.01 million and $77.17 million at December 31, 2016, 2015, and 2014, respectively. The decrease in unrealized gain at December 31, 2016 was due to increase in interest rates in the fourth quarter of 2016. We did not hold any collateralized mortgage obligations or structured notes as of December 31, 2016 that we consider to be high risk. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See Table 10 and Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2016 and 2015.

Table 10 — Maturities and Yields of Available-for-Sale Held at December 31, 2016 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$5,313	1.07%	$5,355	1.18%	$—	—%	$—	—%	$10,668	1.12%
Obligations of U.S. government sponsored enterprises and agencies	52,787	1.15	60,916	1.38	—	—	—	—	113,703	1.28
Obligations of states and political subdivisions	103,867	4.39	611,494	5.13	845,257	4.68	3,658	6.03	1,564,276	4.84
Corporate bonds and other securities	45,309	2.53	7,084	3.43	—	—	—	—	52,393	2.66
Mortgage-backed securities	35,440	2.11	934,661	2.13	149,540	2.49	156	3.05	1,119,797	2,18

Total	$242,716	2.93%	$1,619,510	3.24%	$994,797	4.35%	$3,814	5.91%	$2,860,837	3.60%

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

As of December 31, 2016, the investment portfolio had an overall tax equivalent yield of 3.60%, a weighted average life of 4.14 years and modified duration of 3.69 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $5.48 billion as of December 31, 2016 as compared to $5.19 billion as of December 31, 2015 and $4.75 billion as of December 31, 2014. Table 11 provides a breakdown of average deposits and rates paid over the past three years and the remaining maturity of time deposits of $100,000 or more:

Table 11 — Composition of Average Deposits and Remaining Maturity of Time Deposits of $100,000 or More (in thousands, except percentages):

	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing deposits	$1,666,598	—	$1,634,669	—	$1,441,125	—
Interest-bearing deposits
Interest-bearing checking	1,713,498	0.12%	1,622,331	0.09%	1,341,754	0.11%
Savings and money market accounts	1,195,671	0.09	1,021,222	0.05	888,108	0.06
Time deposits under $100,000	237,419	0.18	261,255	0.20	279,734	0.22
Time deposits of $100,000 or more	322,417	0.31	367,342	0.31	396,138	0.32

Total interest-bearing deposits	3,469,005	0.13%	3,272,150	0.11%	2,905,734	0.13%

Total average deposits	$5,135,603		$4,906,819		$4,346,859

As of December 31, 2016
Three months or less	$102,046
Over three through six months	67,956
Over six through twelve months	63,108
Over twelve months	52,736

Total time deposits of $100,000 or more	$285,846

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $445.77 million, $615.68 million and $367.11 million at December 31, 2016, 2015 and 2014, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the short-term borrowing. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $552.04 million, $524.37 million and $397.74 million in 2016, 2015 and 2014, respectively. The average rates paid on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were 0.17%, 0.08% and 0.07% for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted average interest rate on federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was 0.12%, 0.17% and 0.04% at December 31, 2016, 2015 and 2014, respectively. The highest amount of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB at any month end during 2016, 2015 and 2014 was $598.77 million, $647.72 million and $497.31 million, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $837.89 million, or 12.30% of total assets at December 31, 2016, as compared to $804.99 million, or 12.08% of total assets at December 31, 2015. During 2016, total shareholders’ equity averaged $847.87 million, or 12.85% of average assets, as compared to $738.29 million, or 11.86% of average assets during 2015.

Banking regulators measure capital adequacy by means of the risk-based capital ratios and leverage ratio under the Basel III regulatory capital framework and prompt corrective action regulations. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets.

Beginning in January 2016, under the Basel III regulatory capital framework, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including divided payments and stock repurchase, and to pay discretionary bonuses to executive officers.

As of December 31, 2016 and 2015, we had a total risk-based capital ratio of 18.45% and 16.97%, a Tier 1 capital to risk-weighted assets ratio of 17.30% and 15.90%, a common equity Tier 1 capital to risk-weighted ratio of 17.30% and 15.90% and a Tier 1 leverage ratio of 10.71% and 9.96%, respectively. The regulatory capital ratios as of December 31, 2016 and 2015 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

We performed a preliminary assessment using the regulatory capital estimation tool made available by the OCC and believe the Company and Bank are prepared to meet the new requirements upon adoption of the Basel III that will be effective December 31, 2019.

Our subsidiary bank made the election to continue to exclude most AOCI from capital in connection with its March 31, 2015 quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

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

As of December 31, 2016, the model simulations projected that 100 and 200 basis point increases in interest rates would result in variances in net interest income of positive 0.29% and positive 0.31%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a variance in a net interest income of negative 4.07% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 100 basis points after December 31, 2016 remote given current interest rate levels. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in Tables 12 and 13. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $445.77 million at December 31, 2016, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures on June 2017 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At December 31, 2016, there were no amounts drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.15 billion at December 31, 2016, secured by portions of our loan portfolio and certain investment securities. At December 31, 2016, $75.00 million in advances was outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2015, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2017, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2017. If a balance exists at June 30, 2017, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2016. There was no outstanding balance under the line of credit as of December 31, 2016 or 2015.

In addition, we anticipate that any future acquisition of financial institutions, expansion of branch locations or offering of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company, which totaled $93.25 million at December 31, 2016, investment securities which totaled $11.59 million at December 31, 2016 which matures over 7 to 14 years, available dividends from our subsidiaries which totaled $170.73 million at December 31, 2016, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs.

Table 12 — Contractual Obligations as of December 31, 2016 (in thousands):

	Payment Due by Period
	Total Amounts	Less than 1 year	More than 1 year but less than 3 years	More than 3 year but less than 5 years	Over 5 years

Deposits with stated maturity dates	$508,996	$419,326	$72,606	$17,032	$32
Pension obligation	9,329	856	1,764	1,848	4,861
Operating leases	1,583	774	637	172	—
Outsourcing service contracts	8,374	3,141	3,811	1,422	—

Total Contractual Obligations	$528,282	$424,097	$78,818	$20,474	$4,893

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

Table 13 – Commitments as of December 31, 2016 (in thousands):

	Total Notional Amounts Committed	Less than 1 year	More than 1 year but less than 3 years	More than 3 year but less than 5 years	Over 5 years

Unfunded lines of credit	$549,000	$495,712	$29,548	$14,106	$9,634
Unfunded commitments to extend credit	199,235	122,887	7,629	18,647	50,072
Standby letters of credit	27,380	22,284	2,429	2,667	—

Total Commercial Commitments	$775,615	$640,883	$39,606	$35,420	$59,706

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At December 31, 2016, approximately $170.73 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends to us of $48.80 million in 2016 and $51.20 million in 2015.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 44.14%, 40.20% and 39.34% of net earnings, respectively, in 2016, 2015 and 2014. Given our current capital position, projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

Quarterly Results of Operations (in thousands, except per share and common stock data):

The following tables set forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in the fiscal years of 2016 and 2015. This information is derived from unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	2016
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$57,979	$58,093	$57,881	$58,335
Interest expense	1,443	1,366	1,330	1,312

Net interest income	56,536	56,727	56,551	57,023
Provision for loan losses	1,993	3,833	2,058	2,328

Net interest income after provision for loan losses	54,543	52,894	54,493	54,695
Noninterest income	21,604	21,913	20,526	19,819
Net gain on securities transactions	117	239	912	2
Noninterest expense	41,990	42,003	40,756	41,081

Earnings before income taxes	34,274	33,043	35,175	33,435
Income tax expense	7,608	7,440	8,366	7,739

Net earnings	$26,666	$25,603	$26,809	$25,696

Per Share Data:
Earnings per share, basic	$0.40	$0.39	$0.41	$0.39
Earnings per share, assuming dilution	0.40	0.39	0.41	0.39
Cash dividends declared	0.18	0.18	0.18	0.16
Book value at period-end	12.68	13.14	13.11	12.70

Common stock sales price:
High	$46.70	$37.06	$34.50	$30.75
Low	35.05	30.95	27.72	24.12
Close	45.20	36.44	32.79	29.58

	2015
	4th	3rd	2nd	1st
	(dollars in thousands, except per share amounts)
Summary Income Statement Information:
Interest income	$59,047	$57,163	$53,344	$52,069
Interest expense	1,046	1,065	1,008	970

Net interest income	58,001	56,098	52,336	51,099
Provision for loan losses	4,177	2,664	1,554	1,290

Net interest income after provision for loan losses	53,824	53,434	50,782	49,809
Noninterest income	19,229	20,310	17,570	15,892
Net gain (loss) on securities transactions	51	136	239	5
Noninterest expense	40,342	39,973	35,204	33,943

Earnings before income taxes	32,762	33,907	33,387	31,763
Income tax expense	7,570	8,021	8,080	7,766

Net earnings	$25,192	$25,886	$25,307	$23,997

Per Share Data:
Earnings per share, basic	$0.38	$0.40	$0.39	$0.37
Earnings per share, assuming dilution	0.38	0.40	0.39	0.37
Cash dividends declared	0.16	0.16	0.16	0.14
Book value at period-end	12.20	12.01	10.93	11.01

Common stock sales price:
High	$36.51	$36.20	$35.32	$30.17
Low	29.56	29.21	27.16	24.46
Close	30.17	31.78	34.64	27.64

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Subsequent to our evaluation, there were no significant changes in our internal control over financial reporting or other factors that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

First Financial Bankshares, Inc. and subsidiaries’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2016, the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, is effective based on those criteria.

First Financial Bankshares, Inc. and subsidiaries’ independent auditors have issued an audit report, dated February 17, 2017, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

First Financial Bankshares, Inc.

We have audited First Financial Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). First Financial Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First Financial Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of First Financial Bankshares, Inc. and subsidiaries and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 17, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2017 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2017 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 related to security ownership of certain beneficial owners and management is hereby incorporated by reference from our proxy statement for our 2017 annual meeting of shareholders. The following chart gives aggregate information under our equity compensation plans as of December 31, 2016.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	1,094,035	$27.40	2,681,182
Equity compensation plans not approved by security holders	—	—	—

Total	1,094,035	$27.40	2,681,182

The remainder of the information required by Item 12 is incorporated by reference from our proxy statement for our 2017 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2017 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2017 annual meeting of shareholders which will be filed with the SEC not later than 120 days after December 31, 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Earnings for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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

FIRST FINANCIAL BANKSHARES, INC.

Date: February 17, 2017	By:	/s/ F. SCOTT DUESER
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

Name	Title	Date

/s/ F. SCOTT DUESER F. Scott Dueser	Chairman of the Board, Director, President, and Chief Executive Officer (Principal Executive Officer)	February 17, 2017

/s/ J. BRUCE HILDEBRAND J. Bruce Hildebrand	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2017

/s/ APRIL K. ANTHONY	Director	February 17, 2017
April K. Anthony

/s/ STEVEN L. BEAL	Director	February 17, 2017
Steven L. Beal

/s/ TUCKER S. BRIDWELL	Director	February 17, 2017
Tucker S. Bridwell

/s/ DAVID COPELAND	Director	February 17, 2017
David Copeland

Name	Title	Date

/s/ MURRAY EDWARDS	Director	February 17, 2017
Murray Edwards

/s/ RON GIDDIENS	Director	February 17, 2017
Ron Giddiens

/s/ TIM LANCASTER	Director	February 17, 2017
Tim Lancaster

/s/ KADE L. MATTHEWS	Director	February 17, 2017
Kade L. Matthews

/s/ ROSS H. SMITH, JR.	Director	February 17, 2017
Ross H. Smith, Jr.

/s/ JOHNNY TROTTER	Director	February 17, 2017
Johnny Trotter

Exhibits Index

The following exhibits are filed as part of this report:

2.1	—	Agreement and Plan of Reorganization between First Financial Bankshares, Inc., First Financial Bank, N.A., FBC Bancshares, Inc., and First Bank, N.A., Conroe, Texas, dated as of April 1, 2015 (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed April 3, 2015).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 28, 2015).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010).++

10.2	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).++

10.3	—	Loan Agreement, dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.4	—	First Amendment to Loan Agreement, dated June 30, 2015, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2015).

10.5	—	2015 Restricted Stock Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 2, 2015).++

10.6	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed August 26, 2016).++

21.1	—	Subsidiaries of the Registrant.*

23.1	—	Consent of Ernst & Young LLP.*

24.1	—	Power of Attorney (included on signature page of this Form 10-K).*

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
+	Furnished herewith. This Exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, and shall not be deemed to be incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	Management contract or compensatory plan on arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

First Financial Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Bankshares, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Bankshares, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 17, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

February 17, 2017

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

(Dollars in thousands, except share and per share amounts)

	2016	2015

ASSETS

CASH AND DUE FROM BANKS	$204,782	$179,140

FEDERAL FUNDS SOLD	3,130	3,810

INTEREST-BEARING DEPOSITS IN BANKS	48,574	89,936

Total cash and cash equivalents	256,486	272,886

INTEREST-BEARING TIME DEPOSITS IN BANKS	1,707	3,495

SECURITIES AVAILABLE-FOR-SALE, at fair value	2,860,837	2,733,899

SECURITIES HELD-TO-MATURITY (fair value of $124 and $283 at December 31, 2016 and 2015, respectively)	121	278

LOANS:
Held for investment	3,357,307	3,317,050
Less – allowance for loan losses	(45,779)	(41,877)

Net loans held for investment	3,311,528	3,275,173

Held for sale	26,898	33,543

Net loans	3,338,426	3,308,716

BANK PREMISES AND EQUIPMENT, net	122,685	115,712

INTANGIBLE ASSETS	143,603	144,449

OTHER ASSETS	86,066	85,635

Total assets	$6,809,931	$6,665,070

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,717,722	$1,745,952

INTEREST-BEARING DEPOSITS	3,760,817	3,444,217

Total deposits	5,478,539	5,190,169

DIVIDENDS PAYABLE	11,897	10,558

BORROWINGS	445,770	615,675

OTHER LIABILITIES	35,840	43,682

Total liabilities	5,972,046	5,860,084

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - $0.01 par value; authorized 120,000,000 shares; 66,094,695 and 65,990,234 shares issued at December 31, 2016 and 2015, respectively	661	660
Capital surplus	372,245	368,925
Retained earnings	446,534	388,006
Treasury stock (shares at cost: 507,409 and 520,651 at December 31, 2016 and 2015, respectively)	(6,671)	(6,296)
Deferred Compensation	6,671	6,296
Accumulated other comprehensive earnings	18,445	47,395

Total shareholders’ equity	837,885	804,986

Total liabilities and shareholders’ equity	$6,809,931	$6,665,070

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Earnings

December 31, 2016, 2015 and 2014

(Dollars in thousands, except share and per share amounts)

	2016	2015	2014
INTEREST INCOME:
Interest and fees on loans	$161,018	$151,662	$136,684
Interest on investment securities:
Taxable	27,626	29,673	28,402
Exempt from federal income tax	43,302	40,080	33,081
Interest on federal funds sold and interest-bearing deposits in banks	342	208	372

Total interest income	232,288	221,623	198,539

INTEREST EXPENSE:
Interest on deposits	4,503	3,642	3,883
Other	948	446	298

Total interest expense	5,451	4,088	4,181

Net interest income	226,837	217,535	194,358

PROVISION FOR LOAN LOSSES	10,212	9,685	4,465

Net interest income after provision for loan losses	216,625	207,850	189,893

NONINTEREST INCOME:
Trust fees	19,636	19,252	18,766
Service charges on deposit accounts	18,386	17,171	16,910
ATM, interchange and credit card fees	23,910	21,860	19,427
Real estate mortgage operations	16,086	10,409	6,511
Net gain (loss) on sale of available-for-sale securities (includes $1,270, $432 and ($4) for the years ended December 31, 2016, 2015 and 2014, respectively, related to accumulated comprehensive earnings reclassifications)	1,270	432	(4)
Net gain on sale of foreclosed assets	456	538	904
Net gain (loss) on sale of assets	168	(820)	10
Interest on loan recoveries	2,112	1,050	601
Other	3,108	3,540	3,499

Total noninterest income	85,132	73,432	66,624

NONINTEREST EXPENSE:
Salaries and employee benefits	90,739	80,999	70,456
Loss from partial settlement of pension plan	267	—	2,909
Net occupancy expense	10,420	10,314	9,100
Equipment expense	13,479	12,222	10,740
FDIC insurance premiums	2,680	3,153	2,725
ATM, interchange and credit card expenses	7,231	6,384	6,870
Professional and service fees	6,877	4,831	4,295
Printing, stationery and supplies	2,093	2,278	2,637
Amortization of intangible assets	738	561	275
Other	31,306	28,722	27,918

Total noninterest expense	165,830	149,464	137,925

EARNINGS BEFORE INCOME TAXES	135,927	131,818	118,592
INCOME TAX EXPENSE (includes $445, $151 and ($1) for the years ended December 31, 2016, 2015 and 2014, respectively, related to income tax expense from reclassification items)	31,153	31,437	29,033

NET EARNINGS	$104,774	$100,381	$89,559

NET EARNINGS PER SHARE, BASIC	$1.59	$1.55	$1.40

NET EARNINGS PER SHARE, ASSUMING DILUTION	$1.59	$1.54	$1.39

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

	2016	2015	2014

NET EARNINGS	$104,774	$100,381	$89,559

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain (loss) on investment securities available-for-sale, before income tax	(44,679)	2,273	54,571

Reclassification adjustment for realized losses (gains) on investment securities included in net earnings, before income tax	(1,270)	(432)	4

Minimum liability pension adjustment, before income tax	1,410	(1,986)	2,540

Total other items of comprehensive earnings (losses)	(44,539)	(145)	57,115

Income tax benefit (expense) related to:
Investment securities	16,082	(644)	(19,101)
Minimum liability pension adjustment	(493)	695	(889)

Total income tax benefit (expense)	15,589	51	(19,990)

COMPREHENSIVE EARNINGS	$75,824	$100,287	$126,684

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

	Common Stock		Capital	Retained	Treasury Stock		Deferred	Accumulated Other Comprehensive Earnings	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	(Losses)	Equity
BALANCE, December 31, 2013	31,992,497	$320	$302,991	$273,972	(269,467)	$(5,490)	$5,490	$10,364	$587,647
Net earnings	—	—	—	89,559	—	—	—	—	89,559
Stock option exercises	74,664	1	1,436	—	—	—	—	—	1,437
Cash dividends declared, $0.55 per share	—	—	—	(35,233)	—	—	—	—	(35,233)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	1,651	1,651
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	35,474	35,474
Additional tax benefit related to directors’ deferred compensation plan	—	—	293	—	—	—	—	—	293
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	8,038	(388)	388	—	—
Stock option expense	—	—	709	—	—	—	—	—	709
Two-for-one stock split in the form of 100% stock dividend	32,022,760	320	—	(320)	(268,134)	—	—	—	—

BALANCE, December 31, 2014	64,089,921	641	305,429	327,978	(529,563)	(5,878)	5,878	47,489	681,537

Net earnings	—	—	—	100,381	—	—	—	—	100,381
Stock issued in acquisition of FBC Bancshares, Inc.	1,755,374	18	59,630	—	—	—	—	—	59,648
Stock option exercises	105,121	1	1,544	—	—	—	—	—	1,545
Restricted Stock grant	39,818	—	1,350	—	—	—	—	—	1,350
Cash dividends declared, $0.62 per share	—	—	—	(40,353)	—	—	—	—	(40,353)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	(1,291)	(1,291)
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	1,197	1,197
Additional tax benefit related to directors’ deferred compensation plan	—	—	328	—	—	—	—	—	328
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	8,912	(418)	418	—	—
Stock option expense	—	—	644	—	—	—	—	—	644

BALANCE, December 31, 2015	65,990,234	660	368,925	388,006	(520,651)	(6,296)	6,296	47,395	804,986

Net earnings	—	—	—	104,774	—	—	—	—	104,774
Stock option exercises	82,871	1	1,259	—	—	—	—	—	1,260
Restricted Stock grant	21,590	—	809	—	—	—	—	—	809
Cash dividends declared, $0.70 per share	—	—	—	(46,246)	—	—	—	—	(46,246)
Minimum liability pension adjustment, net of related income taxes	—	—	—	—	—	—	—	917	917
Change in unrealized gain (loss) in investment securities available-for-sale, net of related income taxes	—	—	—	—	—	—	—	(29,867)	(29,867)
Additional tax benefit related to directors’ deferred compensation plan	—	—	370	—	—	—	—	—	370
Shares purchased in connection with directors’ deferred compensation plan, net	—	—	—	—	13,242	(375)	375	—	—
Stock option expense	—	—	882	—	—	—	—	—	882

BALANCE, December 31, 2016	66,094,695	$661	$372,245	$446,534	(507,409)	$(6,671)	$6,671	$18,445	$837,885

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$104,774	$100,381	$89,559
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,573	11,145	9,262
Provision for loan losses	10,212	9,685	4,465
Securities premium amortization (discount accretion), net	29,005	27,705	20,221
Gain on sale of assets, net	(1,894)	(150)	(910)
Deferred federal income tax expense (benefit)	673	320	(893)
Change in loans held for sale	6,645	(24,739)	(3,640)
Change in other assets	2,397	(16,919)	9,852
Change in other liabilities	(2,643)	1,664	3,486

Total adjustments	55,968	8,711	41,843

Net cash provided by operating activities	160,742	109,092	131,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for asset acquisition of 4Trust Mortgage, Inc., net	—	(1,931)	—
Cash received in acquisition of FBC Bancshares, Inc., net	—	65,197	—
Net decrease in interest-bearing time deposits in banks	1,788	13,507	14,915
Activity in available-for-sale securities:
Sales	40,510	35,580	1,619
Maturities	3,509,113	2,717,724	2,917,407
Purchases	(3,737,865)	(3,055,117)	(3,248,804)
Activity in held-to-maturity securities – maturities	157	163	243
Net increase in loans	(48,836)	(144,320)	(247,829)
Purchases of bank premises and equipment and other assets	(20,399)	(17,433)	(17,412)
Proceeds from sale of bank premises and equipment and other assets	3,572	2,405	4,656

Net cash used in investing activities	(251,960)	(384,225)	(575,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	(28,230)	23,473	208,146
Net increase in interest-bearing deposits	316,600	72,857	407,035
Net increase (decrease) in borrowings	(169,905)	235,440	(96,778)
Common stock transactions:
Proceeds from stock issuances	1,260	1,545	1,437
Dividends paid	(44,907)	(38,767)	(34,578)

Net cash provided by financing activities	74,818	294,548	485,262

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,400)	19,415	41,459

CASH AND CASH EQUIVALENTS, beginning of year	272,886	253,471	212,012

CASH AND CASH EQUIVALENTS, end of year	$256,486	$272,886	$253,471

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

First Financial Bankshares, Inc. (a Texas corporation) (“Bankshares”, “Company”, “we” or “us”) is a financial holding company which owns all of the capital stock of one bank with 69 locations located in Texas as of December 31, 2016. The subsidiary bank is First Financial Bank, National Association, Abilene. The bank’s primary source of revenue is providing loans and banking services to consumers and commercial customers in the market area in which the subsidiary is located. In addition, the Company also owns First Financial Trust & Asset Management Company, National Association, First Financial Insurance Agency, Inc., and First Technology Services, Inc.

A summary of significant accounting policies of Bankshares and its subsidiaries applied in the preparation of the accompanying consolidated financial statements follows. The accounting principles followed by the Company and the methods of applying them are in conformity with both U.S. GAAP and prevailing practices of the banking industry.

The Company evaluated subsequent events for potential recognition through the date the consolidated financial statements were issued.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include its allowance for loan losses and its valuation of financial instruments.

Consolidation

The accompanying consolidated financial statements include the accounts of Bankshares and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Stock Repurchase

On October 28, 2014, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to stockholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. For the years ended December 31, 2016, 2015 and 2014, no shares were repurchased under this or the prior authorization that expired September 30, 2014.

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

December 31, 2016, 2015 and 2014

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

December 31, 2016, 2015 and 2014

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

The allowance for loan losses is an amount which represents management’s best estimate of probable losses that are inherent in the Company’s loan portfolio as of the balance sheet date. The allowance for loan losses is comprised of three elements: (i) specific reserves determined based on probable losses on specific classified loans; (ii) a historical valuation reserve component that considers historical loss rates and estimated loss emergence periods; and (iii) qualitative reserves based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our historical valuation reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Specific allocations are increased or decreased in accordance with deterioration or improvement in credit quality and a corresponding increase or decrease in risk of loss on a particular loan. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including, without limitations, unemployment, oil and gas prices, drought conditions, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This qualitative reserve serves to estimate for additional areas of losses inherent in our portfolio that are not reflected in our historic loss factors.

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A decline in the economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan provisions and reductions in income. Additionally, bank regulatory agencies periodically review our allowance for loan losses and methodology and could require, in accordance with U.S. GAAP, additional provisions to the allowance for loan losses based on their judgment of information available to them at the time of their examination as well as changes to our methodology.

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

December 31, 2016, 2015 and 2014

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2016 and 2015, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of December 31, 2016 and 2015, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Loans acquired, including loans acquired in a business combination, are initially recorded at fair value with no valuation allowance. Acquired loans are segregated between those considered to be credit impaired and those deemed performing. To make this determination, management considers such factors as past due status, non-accrual status and credit risk ratings. The fair value of acquired performing loans is determined by discounting expected cash flows, both principal and interest, at prevailing market interest rates. The difference between the fair value and principal balances at acquisition date, the fair value discount, is accreted into interest income over the estimated life of the acquired portfolio.

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at December 31, 2016 and 2015 were $1,256,000 and $2,178,000, respectively, compared to a contractual balance of $1,865,000 and $2,936,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

Business Combinations, Goodwill and Other Intangible Assets

The Company accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over seven years, utilizing a method that approximates the expected attrition of the deposits. Goodwill with an indefinite life is not amortized, but rather tested annually for impairment as of June 30 each year and totaled $139,971,000 at both December 31, 2016 and 2015. There was no impairment recorded for the years ended December 31, 2016, 2015 and 2014.

The carrying amount of goodwill arising from acquisitions that qualify as an asset purchase for federal income tax purposes was $74,376,000 both at December 31, 2016 and 2015, and is deductible for federal income tax purposes.

Also included in other intangible assets are mortgage servicing rights totaling $1,795,000 and $1,902,000 at December 31, 2016 and 2015, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Unrealized net gains on the Company’s available-for-sale securities (after applicable income tax expense) totaling $21,492,000 and $51,359,000 at December 31, 2016 and 2015, respectively, and the minimum pension liability (after applicable income tax benefit) totaling $3,047,000 and $3,964,000 at December 31, 2016 and 2015, respectively, are included in accumulated other comprehensive income.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company recorded stock option expense totaling $882,000, $644,000 and $709,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company also grants restricted stock for a fixed number of shares. The Company recorded expenses associated with its director and officer restricted stock grants totaling $278,000 and $381,000, respectively, for the year ended December 31, 2016 and $139,000 and $62,000, respectively, for the year ended December 31, 2015. As the restricted stock plan was approved by shareholders in April 2015, there were no such expenses in 2014.

See Note 15 for further information.

Advertising Costs

Advertising costs are expensed as incurred.

Per Share Data

Net earnings per share (“EPS”) are computed by dividing net earnings by the weighted average number of common stock shares outstanding during the period. The Company calculates dilutive EPS assuming all outstanding stock options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later.) The dilutive effect of the outstanding options and restricted stock is reflected by application of the treasury stock method, whereby the proceeds from the exercised options and restricted stock are assumed to be used to purchase common stock at the average market price during the respective year. The following table reconciles the computation of basic EPS to dilutive EPS:

	Net Earnings (in thousands)	Weighted Average Shares	Per Share Amount
For the year ended December 31, 2016:
Net earnings per share, basic	$104,774	66,013,004	$1.59
Effect of stock options and stock grants	—	89,882	—

Net earnings per share, assuming dilution	$104,774	66,102,886	$1.59

For the year ended December 31, 2015:
Net earnings per share, basic	$100,381	64,892,934	$1.55
Effect of stock options and stock grants	—	175,096	(0.01)

Net earnings per share, assuming dilution	$100,381	65,068,030	$1.54

For the year ended December 31, 2014:
Net earnings per share, basic	$89,559	64,047,803	$1.40
Effect of stock options	—	260,732	(0.01)

Net earnings per share, assuming dilution	$89,559	64,308,535	$1.39

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Recently Issued Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-4 “Revenue from Contracts with Customers – Deferral of the Effective Date” deferred the effective date of ASU 2014-09 by one year and as a result, the new standard will be effective the first quarter of 2018. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company expects that ASU 2014-09 will require a change in how the Company recognizes certain recurring revenue streams within trust management fees; however, these changes are not expected to have a significant impact on the Company’s financial statements. The Company continues to evaluate the impact of ASU 2014-09 on other components of non-interest income and expects to adopt the standard in the first quarter of 2018 with a cumulative effective adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

ASU 2014-15, “Presentation of Financial Statements – Going Concern.” ASU 2014-15 requires management to evaluate an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management must evaluate whether conditions and events raise substantial doubt about an entity’s ability to continue as a going concern and then whether its plans alleviate that doubt. ASU 2014-15 was effective in 2016 and management performed such required evaluation and concluded there were no such conditions or events that raised substantial doubt about the Company’s ability to continue as a going concern.

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

December 31, 2016, 2015 and 2014

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

ASU 2016-1, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2016-02, “Leases.” ASU 2016-02 will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The amended guidance will be effective in the first quarter of 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company continues to evaluate the provision of the new lease standard but, due to the small number of lease agreements presently in effect for the Company, has concluded the new guidance will not have a significant impact on the Company’s financial statements.

ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will amend current guidance such that all excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense or benefit in the income statement during the period in which they occur. Additionally, excess tax benefits will be classified along with other income tax cash flows as an operating activity rather than a financing activity. ASU 2016-09 also provides that any entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current requirement, or account for forfeitures when they occur. ASU 2016-09 will be effective January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

ASU 2017-04, “Intangibles – Goodwill and Other.” ASU 2017-04 will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

2.	INTEREST-BEARING TIME DEPOSITS IN BANKS AND SECURITIES:

Interest-bearing time deposits in banks totaled $1,707,000 and $3,495,000 at December 31, 2016 and 2015, respectively, and have original maturities generally ranging from one to three years.

A summary of the Company’s available-for-sale securities as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:

U.S. Treasury securities	$10,649	$19	$—	$10,668
Obligations of U.S. government sponsored enterprises and agencies	113,450	253	—	113,703
Obligations of state and political subdivisions	1,534,095	40,194	(10,013)	1,564,276
Corporate bonds and other	51,920	476	(3)	52,393
Residential mortgage-backed securities	848,614	8,260	(5,513)	851,361
Commercial mortgage-backed securities	269,044	622	(1,230)	268,436

Total securities available-for-sale	$2,827,772	$49,824	$(16,759)	$2,860,837

	December 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Securities available-for-sale:

U.S. Treasury securities	$10,792	$5	$(2)	$10,795
Obligations of U.S. government sponsored enterprises and agencies	148,393	268	(107)	148,554
Obligations of state and political subdivisions	1,379,879	71,382	(134)	1,451,127
Corporate bonds and other	86,182	1,778	(5)	87,955
Residential mortgage-backed securities	781,648	10,993	(3,759)	788,882
Commercial mortgage-backed securities	247,991	429	(1,834)	246,586

Total securities available-for-sale	$2,654,885	$84,855	$(5,841)	$2,733,899

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Disclosures related to the Company’s held-to-maturity securities, which totaled $121,000 and $278,000 at December 31, 2016 and 2015, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at December 31, 2016, were computed by using scheduled amortization of balances and historical prepayment rates. At December 31, 2016 and 2015, the Company did not hold any CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2016, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value

Due within one year	$206,182	$207,276
Due after one year through five years	664,151	684,849
Due after five years through ten years	836,421	845,257
Due after ten years	3,360	3,658
Mortgage-backed securities	1,117,658	1,119,797

Total	$2,827,772	$2,860,837

The following tables disclose, as of December 31, 2016 and 2015, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of state and political subdivisions	$446,052	$9,997	$1,209	$16	$447,261	$10,013
Corporate bonds and other	244	3	—	—	244	3
Residential mortgage-backed securities	372,331	4,532	33,227	981	405,558	5,513
Commercial mortgage-backed securities	193,495	1,180	13,263	50	206,758	1,230

Total	$1,012,122	$15,712	$47,699	$1,047	$1,059,821	$16,759

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities	$5,110	$2	$—	$—	$5,110	$2
Obligations of U.S. government sponsored enterprises and agencies	50,388	107	—	—	50,388	107
Obligations of state and political subdivisions	32,929	127	1,513	7	34,442	134
Corporate bonds and other	7,004	5	—	—	7,004	5
Residential mortgage-backed securities	231,481	1,765	63,919	1,994	295,400	3,759
Commercial mortgage-backed securities	196,163	1,752	9,345	82	205,508	1,834

Total	$523,075	$3,758	$74,777	$2,083	$597,852	$5,841

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The number of investments in an unrealized loss position totaled 466 at December 31, 2016. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and, (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2016 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At December 31, 2016, 82.13% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 33.91% are guaranteed by the Texas Permanent School Fund.

Securities, carried at approximately $1,940,460,000 and $1,759,570,000 at December 31, 2016 and 2015, respectively, were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During 2016, 2015, and 2014, sales of investment securities that were classified as available-for-sale totaled $40,510,000, $35,580,000 and $1,619,000. Gross realized gains from 2016, 2015, and 2014, securities sales were $1,579,000, $443,000 and $2,000, respectively. Gross realized losses from 2016, 2015 and 2014 securities sales were $309,000, $11,000 and $6,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES:

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	December 31,
	2016	2015

Commercial	$674,410	$696,163

Agricultural	84,021	102,351

Real estate	2,189,844	2,136,233

Consumer	409,032	382,303

Total loans held-for-investment	$3,357,307	$3,317,050

Loans held-for-sale totaled $26,898,000 and $33,543,000 at December 31, 2016 and 2015, respectively, which are valued using the lower of cost or fair value.

The Company’s non-accrual loans, loan still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	December 31,
	2016	2015

Non-accrual loans*	$27,371	$28,601
Loans still accruing and past due 90 days or more	284	341
Troubled debt restructured loans**	701	199

Total	$28,356	$29,141

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

*	Includes $1,256,000 and $2,178,000, respectively, of purchased credit impaired loans as of December 31, 2016 and 2015.
**	Our troubled debt restructured loans of $6,863,000 and $6,113,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans as of December 31, 2016 and 2015, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

December 31, 2016		December 31, 2015
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance

$27,371	$5,012	$28,601	$5,071

The Company had $29,000,000 and $29,768,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at December 31, 2016 and 2015, respectively. Non-accrual loans totaled $27,371,000 and $28,601,000 at December 31, 2016 and 2015, respectively, and consisted of the following amounts by type (in thousands):

	December 31,
	2016	2015

Commercial	$7,284	$8,761
Agricultural	99	97
Real Estate	18,754	18,766
Consumer	1,234	977

Total	$27,371	$28,601

No significant additional funds are committed to be advanced in connection with impaired loans as of December 31, 2016.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The Company’s impaired loans and related allowance as of December 31, 2016 and 2015 are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$13,389	$1,148	$6,136	$7,284	$2,128	$4,921
Agricultural	103	—	99	99	25	50
Real Estate	23,466	6,229	12,525	18,754	2,428	16,170
Consumer	1,421	280	954	1,234	431	914

Total	$38,379	$7,657	$19,714	$27,371	$5,012	$22,055

*	Includes $1,256,000 of purchased credit impaired loans.

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	12 Month Average Recorded Investment
Commercial	$10,056	$608	$8,153	$8,761	$2,030	$5,812
Agricultural	97	—	97	97	70	48
Real Estate	23,710	5,314	13,452	18,766	2,827	15,211
Consumer	1,167	624	353	977	144	664

Total	$35,030	$6,546	$22,055	$28,601	$5,071	$21,735

*	Includes $2,178,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $829,000, $922,000 and $162,000 during the years ended December 31, 2016, 2015, and 2014, respectively.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which classes are the same, at December 31, 2016 and 2015 (in thousands):

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$629,756	$5,769	$38,885	$—	$674,410
Agricultural	81,620	715	1,686	—	84,021
Real Estate	2,111,947	18,091	59,806	—	2,189,844
Consumer	406,182	212	2,638	—	409,032

Total	$3,229,505	$24,787	$103,015	$—	$3,357,307

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$633,083	$9,762	$53,318	$—	$696,163
Agricultural	99,862	1,398	1,091	—	102,351
Real Estate	2,054,738	29,000	52,458	37	2,136,233
Consumer	379,941	416	1,946	—	382,303

Total	$3,167,624	$40,576	$108,813	$37	$3,317,050

At December 31, 2016 and 2015, the Company’s past due loans are as follows (in thousands):

December 31, 2016	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,908	$1,122	$2,220	$7,250	$667,160	$674,410	$10
Agricultural	185	—	—	185	83,836	84,021	—
Real Estate	13,172	1,301	5,268	19,741	2,170,103	2,189,844	272
Consumer	1,845	368	122	2,335	406,697	409,032	2

Total	$19,110	$2,791	$7,610	$29,511	$3,327,796	$3,357,307	$284

December 31, 2015	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,099	$3,652	$1,024	$7,775	$688,388	$696,163	$54
Agricultural	348	83	—	431	101,920	102,351	—
Real Estate	12,247	2,226	2,874	17,347	2,118,886	2,136,233	217
Consumer	1,645	183	266	2,094	380,209	382,303	70

Total	$17,339	$6,144	$4,164	$27,647	$3,289,403	$3,317,050	$341

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The following table details the allowance for loan losses at December 31, 2016 and 2015 by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at December 31, 2016 or 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$2,128	$25	$2,428	$431	$5,012
Loan collectively evaluated for impairment	9,579	1,076	24,436	5,676	40,767

Total	$11,707	$1,101	$26,864	$6,107	$45,779

December 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$2,030	$70	$2,827	$144	$5,071
Loan collectively evaluated for impairment	10,614	1,121	21,548	3,523	36,806

Total	$12,644	$1,191	$24,375	$3,667	$41,877

Changes in the allowance for loan losses for the years ended December 31, 2016 and 2015 are summarized as follows (in thousands):

December 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total

Beginning balance	$12,644	$1,191	$24,375	$3,667	$41,877
Provision for loan losses	5,101	104	1,150	3,857	10,212
Recoveries	952	25	2,021	508	3,506
Charge-offs	(6,990)	(219)	(682)	(1,925)	(9,816)

Ending balance	$11,707	$1,101	$26,864	$6,107	$45,779

December 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total

Beginning balance	$7,990	$527	$26,657	$1,650	$36,824
Provision for loan losses	8,044	773	(2,399)	3,267	9,685
Recoveries	344	55	558	450	1,407
Charge-offs	(3,734)	(164)	(441)	(1,700)	(6,039)

Ending balance	$12,644	$1,191	$24,375	$3,667	$41,877

The Company’s recorded investment in loans as of December 31, 2016 and 2015 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $1,256,000 and $2,178,000, respectively, at December 31, 2016 and 2015 are included in loans individually evaluated for impairment.

December 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$7,284	$99	$18,754	$1,234	$27,371
Loan collectively evaluated for impairment	667,126	83,922	2,171,090	407,798	3,329,936

Total	$674,410	$84,021	$2,189,844	$409,032	$3,357,307

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

December 31, 2015	Commercial	Agricultural	Real Estate	Consumer	Total

Loans individually evaluated for impairment	$8,761	$97	$18,766	$977	$28,601
Loan collectively evaluated for impairment	687,402	102,254	2,117,467	381,326	3,288,449

Total	$696,163	$102,351	$2,136,233	$382,303	$3,317,050

The Company’s loans that were modified in the years ended December 31, 2016 and 2015, and considered troubled debt restructurings are as follows (in thousands):

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	15	$3,208	$3,208	8	$447	$447
Agricultural	—	—	—	3	128	128
Real Estate	6	1,460	1,460	5	598	598
Consumer	7	189	189	7	255	255

Total	28	$4,857	$4,857	23	$1,428	$1,428

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$2,560	$648	$—	$182	$265
Agricultural	—	—	—	—	128	—
Real Estate	—	298	1,162	15	150	433
Consumer	—	70	119	—	56	199

Total	$—	$2,928	$1,929	$15	$516	$897

During the years ended December 31, 2016 and 2015, certain loans were modified as a troubled debt restructured loans within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past or more due or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Number	Balance	Number	Balance
Commercial	4	$1,690	1	$66
Agriculture	—	—	—	—
Real Estate	3	921	1	15
Consumer	—	—	2	32

Total	7	$2,611	4	$113

As of December 31, 2016, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

An analysis of the changes in loans to officers, directors, principal shareholders, or associates of such persons for the year ended December 31, 2016 (determined as of each respective year-end) follows (in thousands):

	Beginning Balance	Additional Loans	Payments	Ending Balance

Year ended December 31, 2016	$65,729	$49,674	$70,974	$44,429

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

In the opinion of management, those loans are on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At December 31, 2016, $2,081,615,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At December 31, 2016, $75,000,000 in advances were outstanding under this line of credit.

4.	BANK PREMISES AND EQUIPMENT:

The following is a summary of bank premises and equipment (in thousands):

	Useful Life	December 31,
		2016	2015

Land	—	$28,266	$29,050

Buildings	20 to 40 years	115,566	106,515

Furniture and equipment	3 to 10 years	58,145	54,353

Leasehold improvements	Lesser of lease term or 5 to 15 years	4,783	4,328

		206,760	194,246
Less- accumulated depreciation and amortization		(84,075)	(78,534)

Total Bank Premises and Equipment		$122,685	$115,712

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 amounted to $9,390,000, $9,125,000 and $7,833,000, respectively, and is included in the captions net occupancy expense and equipment expense in the accompanying consolidated statements of earnings.

The Company is lessor for portions of its banking premises. Total rental income for all leases included in net occupancy expense is approximately $2,139,000, $1,949,000 and $1,923,000, for the years ended December 31, 2016, 2015, and 2014, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded gains (losses) on sale the of bank premises and equipment totaling $168,000, ($820,000) and $10,000. In 2016, the Company sold its Weatherford and Orange main region branch building for $1,385,000 and $2,000,000 and recorded a gain of $560,000 and a loss of $31,000, respectively. The Company recorded a write down of $1,000,000 in 2015 in anticipation of the Orange branch building sale.

5.	DEPOSITS AND BORROWINGS:

Time deposits of $250,000 or more totaled approximately $130,385,000 and $190,386,000 at December 31, 2016 and 2015, respectively.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

At December 31, 2016, the scheduled maturities of time deposits (in thousands) were, as follows:

Year ending December 31,
2017	$419,326
2018	54,713
2019	17,893
2020	9,939
2021	7,093
Thereafter	32

$508,996

Deposits received from related parties at December 31, 2016 and 2015 totaled $114,513,000 and $89,006,000, respectively.

Borrowings at December 31, 2016 and 2015 consisted of the following (dollars in thousands):

	December 31,
	2016	2015
Securities sold under agreements with customers to repurchase	$360,820	$310,330
Federal funds purchased	9,950	6,325
Advances from Federal Home Loan Bank of Dallas	75,000	299,020

Total	$445,770	$615,675

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

At December 31, 2016 and 2015, the Company had advances from the Federal Home Loan Bank of Dallas of $75,000,000 and $299,020,000, respectively, that are scheduled to mature in 2017 and 2018. The interest rate on these advances were 0.46% and 0.31%, respectively, at December 31, 2016 and 2015.

6.	LINE OF CREDIT:

The Company renewed its loan agreement, effective June 30, 2015, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25,000,000 on a revolving line of credit. Prior to June 30, 2017, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2017. If a balance exists at June 30, 2017, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at December 31, 2016. There was no outstanding balance under the line of credit as of December 31, 2016 or 2015.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

7.	INCOME TAXES:

The Company files a consolidated federal income tax return. Income tax expense is comprised of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Current federal income tax	$30,381	$31,014	$29,832
Current state income tax	99	103	94
Deferred federal income tax expense (benefit)	673	320	(893)

Income tax expense	$31,153	$31,437	$29,033

Income tax expense, as a percentage of pretax earnings, differs from the statutory federal income tax rate as follows:

	As a Percent of Pretax Earnings
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Reductions in tax rate resulting from interest income exempt from federal income tax	(12.1)	(11.4)	(10.6)
Effect of state income tax	0.1	0.1	0.1
ESOP tax deduction	(0.2)	(0.2)	(0.2)
Other	0.1	0.3	0.2

Effective income tax rate	22.9%	23.8%	24.5%

The approximate effects of each type of difference that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows (dollars in thousands):

	2016	2015
Deferred tax assets:
Tax basis of loans in excess of financial statement basis	$17,006	$16,326
Minimum liability in defined benefit plan	1,641	2,135
Recognized for financial reporting purposes but not yet for tax purposes:
Deferred compensation	2,807	2,602
Write-downs and adjustments to other real estate owned and repossessed assets	9	7
Other deferred tax assets	226	224

Total deferred tax assets	21,689	21,294

Deferred tax liabilities:
Financial statement basis of fixed assets in excess of tax basis	5,870	5,644
Intangible asset amortization deductible for tax purposes, but not for financial reporting purposes	15,191	13,881
Recognized for financial reporting purposes but not yet for tax purposes:
Accretion on investment securities	1,788	1,813
Pension plan contributions	1,799	1,761
Net unrealized gain on investment securities available-for-sale	11,573	27,655
Other deferred tax liabilities	83	71

Total deferred tax liabilities	36,304	50,825

Net deferred tax asset (liability)	$(14,615)	$(29,531)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

At December 31, 2016 and 2015, management believes that it is more likely than not that all of the deferred tax amounts shown above will be realized and therefore no valuation allowance was recorded.

Current authoritative accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Current authoritative accounting guidance also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company concluded the tax benefits of positions taken and expected to be taken on its tax returns should be recognized in the financial statements under this guidance. The Company files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013 or Texas state tax examinations by tax authorities for years before 2012. As of December 31, 2016 and 2015, the Company believes that there are no uncertain tax positions.

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

December 31, 2016, 2015 and 2014

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

There were no transfers between Level 2 and Level 3 during the year ended December 31, 2016, 2015 and 2014.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016, and 2015 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,668	$—	$—	$10,668
Obligations of U. S. government sponsored enterprises and agencies	—	113,703	—	113,703
Obligations of state and political subdivisions	—	1,564,276	—	1,564,276
Corporate bonds	—	47,965	—	47,965
Residential mortgage-backed securities	—	851,361	—	851,361
Commercial mortgage-backed securities	—	268,436	—	268,436
Other securities	4,428	—	—	4,428

Total	$15,096	$2,845,741	$—	$2,860,837

December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,795	$—	$—	$10,795
Obligations of U. S. government sponsored enterprises and agencies	—	148,554	—	148,554
Obligations of state and political subdivisions	—	1,451,127	—	1,451,127
Corporate bonds	—	83,254	—	83,254
Residential mortgage-backed securities	—	788,882	—	788,882
Commercial mortgage-backed securities	—	246,586	—	246,586
Other securities	4,701	—	—	4,701

Total	$15,496	$2,718,403	$—	$2,733,899

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at December 31, 2016:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At December 31, 2016, impaired loans with a carrying value of $27,371,000 were reduced by specific valuation reserves totaling $5,012,000 resulting in a net fair value of $22,359,000.

Loans Held-for-Sale – Loans held-for-sale are reported at the lower of cost or fair value. The Company originates conforming loans that are sold in the secondary market in which loan pricing is available. In determining whether the fair value of loans held-for-sale is less than cost and quoted prices are available for similar assets. These loans are considered Level 2 of the fair value hierarchy. At December 31, 2016, the Company’s mortgage loans held-for-sale fair value was $26,702,000, which approximated cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the year ended December 31, 2016 and 2015 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Reevaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Year Ended December 31,
	2016	2015
Carrying value of other real estate owned prior to re-measurement	$—	$351
Write-downs included in gain (loss) on sale of other real estate owned	—	(95)

Fair value	$—	$256

At December 31, 2016 and 2015, other real estate owned totaled $413,000 and $153,000, respectively.

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

December 31, 2016, 2015 and 2014

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at December 31, 2016 and 2015, were as follows (dollars in thousands):

	2016		2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$204,782	$204,782	$179,140	$179,140	Level 1

Federal funds sold	3,130	3,130	3,810	3,810	Level 1

Interest-bearing deposits in banks	48,574	48,574	89,936	89,936	Level 1

Interest-bearing time deposits in banks	1,707	1,709	3,495	3,500	Level 2

Available-for-sale securities	2,860,837	2,860,837	2,733,899	2,733,899	Levels 1 and 2

Held-to-maturity securities	121	124	278	283	Level 2

Loans	3,338,426	3,361,735	3,308,716	3,316,243	Level 3

Accrued interest receivable	36,469	36,469	34,697	34,697	Level 2

Deposits with stated maturities	508,996	510,304	620,852	622,572	Level 2

Deposits with no stated maturities	4,969,543	4,969,543	4,569,317	4,569,317	Level 1

Borrowings	445,770	445,770	615,675	615,675	Level 2

Accrued interest payable	225	225	240	240	Level 2

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

9.	COMMITMENTS AND CONTINGENCIES:

The Company is engaged in legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses with respect to these actions, and as of December 31, 2016 the resolution of these matters is not expected to have material adverse effects upon the results of operations or financial condition of the Company.

The Company leases a portion of its bank premises and equipment under operating leases. At December 31, 2016, future minimum lease commitments were: 2017 - $774,000, 2018 - $369,000, 2019 - $268,000, 2020 - $140,000, and 2021 - $32,000.

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

Total Notional Amounts Committed December 31, 2016 (in thousands)
Financial instruments whose contract amounts represent credit risk:
Unfunded lines of credit	$549,000
Unfunded commitments to extend credit	199,235
Standby letters of credit	27,380

Total commercial commitments	$775,615

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

The Company grants commercial, retail, agriculture and residential real estate loans to customers primarily in North Central, Southeastern and West Texas. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ ability to honor their commitments is dependent upon each local economic sector. In addition, the Company holds mortgage related securities which are guaranteed by GNMA, FNMA or FHLMC or are collateralized by loans backed by these agencies.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

12.	PENSION AND PROFIT SHARING PLANS:

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the Plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. As a result, the Company made a contribution totaling $500,000 in both 2016 and 2015, and is continuing to evaluate future funding amounts.

During 2016 and 2014, as permitted by the Internal Revenue Service, the Company offered settlement of a portion of its pension obligations to those plan participants who no longer were employed by the Company. As a result of the partial settlement of the plan, the Company recognized $267,000 and $2,909,000 for the years ended December 31, 2016 and 2014, respectively, in additional pension expense, before income tax, a component of noninterest expense. The effect of this transaction was relatively neutral to shareholders’ equity since the recorded pension obligation associated with the plan participants who accepted the settlement closely approximated the amount offered to such plan participants and the amount recognized in pension expense had been previously recognized as unrealized losses in other comprehensive earnings. In connection with this partial settlement, the Company paid $649,000 and $10,626,000 out of pension plan assets and the number of participants was reduced by 38 and 335, in 2016 and 2014, respectively. The Company’s investment risk and administrative expense associated with the Company’s pension plan has been significantly reduced going forward.

Using an actuarial measurement date of December 31, 2016 and 2015, benefit obligation activity and fair value of plan assets for the years ended December 31, 2016 and 2015, and a statement of the funded status as of December 31, 2016 and 2015, are as follows (dollars in thousands):

	2016	2015
Reconciliation of benefit obligations:
Benefit obligation at January 1	$16,002	$15,581
Interest cost on projected benefit obligation	665	622
Actuarial loss (gain)	139	635
Benefits paid, including partial settlement of certain participant balances	(1,353)	(836)

Benefit obligation at December 31	$15,453	$16,002

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$14,820	$15,458
Actual return on plan assets	1,820	(302)
Employer contributions	500	500
Benefits paid, including partial settlement of certain participant balances	(1,353)	(836)

Fair value of plan assets at December 31	15,787	14,820

Funded status	$334	$(1,182)

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Amounts recognized as a component of accumulated other comprehensive earnings as of year-end that have not been recognized as a component of the net period benefit cost of the Company’s defined benefit pension plan are as follows (in thousands):

	2016	2015

Net actuarial loss	$(4,688)	$(6,098)
Deferred tax benefit	1,641	2,134

Amounts included in accumulated other comprehensive earnings, net of tax	$(3,047)	$(3,964)

Net periodic benefit cost for the years ended December 31, 2016, 2015, and 2014, are as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Service cost - benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	665	622	1,131
Expected return on plan assets	(912)	(948)	(1,497)
Amortization of unrecognized net loss	375	222	337
Recognized loss on partial settlement of certain participant balances	267	—	2,909

Net periodic pension benefit expense (benefit)	$395	$(104)	$2,880

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and net periodic pension cost and the rate of return on plan assets:

	2016	2015	2014
Weighted average discount rate	4.25%	4.25%	4.10%

Expected long-term rate of return on assets	6.25%	6.25%	6.25%

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

The major type of plan assets in the pension plan and the targeted allocation percentage as of December 31, 2016 and 2015 is as follows:

	December 31, 2016 Allocation	December 31, 2015 Allocation	Targeted Allocation
Equity securities	77%	74%	75%
Debt securities	22%	25%	25%
Cash and equivalents	1%	1%	—

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The range and weighted average final maturities of debt securities held in the pension plan as of December 31, 2016 are 2.52 to 11.34 years and approximately 5.08 years, respectively. Assets held in the pension plan are considered either Level 1 consisting of the money market funds, publicly traded common stocks and publically traded mutual funds or Level 2 consisting of obligations of state and political subdivisions, corporate bonds and mortgage-backed securities. There were no Level 3 securities. See note 8 for a discussion of the fair value hierarchy. The breakdown by level is as follows (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Money market fund	$100	$—	$—	$100
Obligations of state and political subdivisions	—	659	—	659
Corporate bonds	—	885	—	885
Mortgage-backed securities	—	956	—	956
Corporate stocks and mutual funds	13,187	—	—	13,187

Total	$13,287	$2,500	$—	$15,787

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

An estimate of the undiscounted projected future payments to eligible participants for the next five years and the following five years in the aggregate is as follows (in thousands):

Year Ending December 31,

2017	856
2018	872
2019	892
2020	913
2021	935
2022 forward	4,861

As of December 31, 2016 and 2015, the pension plan’s total assets included First Financial Bankshares, Inc. common stock valued at approximately $2,786,000 and $1,859,000, respectively.

The Company also provides a profit sharing plan, which covers substantially all full-time employees. The profit sharing plan is a defined contribution plan and allows employees to contribute a percentage of their base annual salary. Employees are fully vested to the extent of their contributions and become fully vested in the Company’s contributions over a six-year vesting period. Costs related to the Company’s defined contribution plan totaled approximately $3,221,000, $5,455,000 and $5,324,000 in 2016, 2015 and 2014, respectively, and are included in salaries and employee benefits in the accompanying consolidated statements of earnings. As of December 31, 2016 and 2015, the profit sharing plan’s assets included First Financial Bankshares, Inc. common stock valued at approximately $60,270,000 and $41,599,000, respectively.

In 2004, after freezing our pension plan, we added a safe harbor match to the 401(k) plan. We match a maximum of 4% on employee deferrals of 5% of their employee compensation. Total expense for this matching in 2016, 2015 and 2014 was $2,331,000, $2,043,000 and $1,699,000, respectively, and is included in salaries and employee benefits in the statements of earnings.

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

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

13.	DIVIDENDS FROM SUBSIDIARIES:

At December 31, 2016, approximately $170,730,000 was available for the declaration of dividends by the Company’s subsidiaries without the prior approval of regulatory agencies.

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

As of December 31, 2016 and 2015, we had a total risk-based capital ratio of 18.45% and 16.97%, a Tier 1 capital to risk-weighted assets ratio of 17.30% and 15.90%; a common equity Tier 1 capital to risk-weighted assets ratio of 17.30% and 15.90%, and a Tier 1 leverage ratio of 10.71% and 9.96%, respectively. The regulatory capital ratios as of December 31, 2016 and 2015 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

As of December 31, 2016 and 2015, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of December 31, 2016:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to Risk-Weighted Assets:
Consolidated	$739,959	18.45%	$345,827	8.625%	$421,007	10.50%	—	N/A
First Financial Bank, N.A.	$633,403	15.84%	$344,930	8.625%	$419,915	10.50%	$399,919	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$693,584	17.30%	$265,635	6.625%	$340,815	8.50%	—	N/A
First Financial Bank, N.A.	$587,028	14.68%	$264,946	6.625%	$339,931	8.50%	$319,935	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$693,584	17.30%	$205,491	5.125%	$280,671	7.00%	—	N/A
First Financial Bank, N.A.	$587,028	14.68%	$204,959	5.125%	$279,943	7.00%	$259,947	6.50%

Leverage Ratio:
Consolidated	$693,584	10.71%	$258,978	4.00%	$258,978	4.00%	—	N/A
First Financial Bank, N.A.	$587,028	9.10%	$257,941	4.00%	$257,941	4.00%	$322,426	5.00%

As of December 31, 2015:

Total Capital to Risk-Weighted Assets:
Consolidated	$672,920	16.97%	$318,528	8.00%	$418,068	10.50%	—	N/A
First Financial Bank, N.A.	$570,910	14.37%	$317,788	8.00%	$417,097	10.50%	$397,235	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$630,413	15.90%	$238,896	6.00%	$338,436	8.50%	—	N/A
First Financial Bank, N.A.	$528,403	13.30%	$238,341	6.00%	$337,650	8.50%	$317,788	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$630,413	15.90%	$179,172	4.50%	$278,712	7.00%	—	N/A
First Financial Bank, N.A.	$528,403	13.30%	$178,756	4.50%	$278,065	7.00%	$258,203	6.50%

Leverage Ratio:
Consolidated	$630,413	9.96%	$256,368	4.00%	$256,368	4.00%	—	N/A
First Financial Bank, N.A.	$528,403	8.37%	$252,419	4.00%	$252,419	4.00%	$315,524	5.00%

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

In connection with the First Financial Trust & Asset Management Company, National Association’s (the “Trust Company”) application to obtain our trust charter, the Trust Company is required to maintain tangible net assets of $2,000,000 at all times. As of December 31, 2016, our Trust Company had tangible net assets totaling $14,300,000.

Our subsidiary bank may be required at times to maintain reserve balances with the Federal Reserve Bank. At December 31, 2016 and 2015, the subsidiary bank’s reserve balances were $4,340,000 and $17,725,000, respectively.

15.	STOCK OPTION PLAN AND RESTRICTED STOCK PLAN:

The Company has an incentive stock plan to provide for the granting of options to employees of the Company at prices not less than market at the date of grant. At December 31, 2016, the Company had allocated 3,337,000 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after two years from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. Shares are issued under the stock option plan from available authorized shares. An analysis of stock option activity for the year ended December 31, 2016 is presented in the table and narrative below:

			Weighted- Average
	Shares	Weighted- Average Ex. Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, beginning of year	1,231,346	$26.70
Granted	—	—
Exercised	(82,871)	15.69
Cancelled	(54,440)	(29.52)

Outstanding, end of year	1,094,035	27.40	6.56	$19,475

Exercisable at end of year	422,945	$20.38	4.29	$10,498

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The options outstanding at December 31, 2016, had exercise prices ranging between $13.66 and $33.89. Stock options have been adjusted retroactively for the effects of stock dividends and splits.

The following table summarizes information concerning outstanding and vested stock options as of December 31, 2016:

Exercise Price	Number Outstanding	Remaining Contracted Life (Years)	Number Vested
$13.66	36,522	0.1	36,522
16.78	123,473	2.4	123,473
15.73	180,380	4.8	136,460
30.85	320,410	6.8	126,490
$33.89	433,250	8.8	—

	1,094,035		422,945

The fair value of the options granted during 2015 were estimated using the Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 1.89%; expected dividend yield of 1.89%; expected life of 5.78 years; and expected volatility of 23.36%.

The weighted-average grant-date fair value of options granted during 2015 was $6.72. There were no grants during 2014 and 2016. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014, was $1,226,000, $1,539,000 and $1,738,000, respectively.

As of December 31, 2016, there was $3,058,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.14 years. The total fair value of shares vested during the years ended December 31, 2016, 2015, and 2014 was $592,000, $810,000 and $382,000.

The aggregate intrinsic value of vested stock options at December 31, 2016 totaled $10,498,000.

On April 28, 2015, shareholders of the Company approved a restricted stock plan for selected employees, officers, non-employee directors and consultants. At December 31, 2016, the Company had allocated 439,000 shares of stock for issuance under the plan.

On July 21, 2015, 7,070 shares were granted to the ten non-employee directors. Total value of these shares totaled $250,000 and was expensed over the period from grant date to April 26, 2016, the next scheduled annual shareholders’ meeting at which the directors’ current term expired. On April 26, 2016, upon re-election of existing directors, 7,660 shares with a total value of $250,000 were granted to the ten non-employee directors and is being expensed over the period from grant day to April 25, 2017, the next scheduled annual shareholders’ meeting at which the current directors’ current term will expire. The Company recorded director expense related to these restricted stock grants of $278,000 and $139,000 for the year ended December 31, 2016 and 2015, respectively.

On October 27, 2015, the Company granted 31,273 shares with a total value of $1,060,000 to certain officers that is being expensed over the vesting period of three years. On October 25, 2016, the Company granted 15,405 shares with a total value of $560,000 to certain officers that is being expensed over the vesting period of three years. The Company recorded restricted stock expense for officers of $381,000 and $62,000, respectively, for the year ended December 31, 2016 and 2015.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

16.	CONDENSED FINANCIAL INFORMATION - PARENT COMPANY:

Condensed Balance Sheets-December 31, 2016 and 2015

	2016	2015
ASSETS

Cash in subsidiary bank	$15,070	$12,311
Cash in unaffiliated banks	2	2
Interest-bearing deposits in subsidiary bank	78,179	78,160

Total cash and cash equivalents	93,251	90,473

Securities available-for-sale, at fair value	11,593	12,062
Investment in and advances to subsidiaries, at equity	744,971	713,909
Intangible assets	723	723
Other assets	2,668	3,693

Total assets	$853,206	$820,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	$15,321	$15,874
Shareholders’ equity:
Common stock	661	660
Capital surplus	372,245	368,925
Retained earnings	446,534	388,006
Treasury stock	(6,671)	(6,296)
Deferred compensation	6,671	6,296
Accumulated other comprehensive earnings	18,445	47,395

Total shareholders’ equity	837,885	804,986

Total liabilities and shareholders’ equity	$853,206	$820,860

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Condensed Statements of Earnings-

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Income:
Cash dividends from subsidiaries	$48,800	$51,200	$34,000
Excess of earnings over dividends of subsidiaries	58,809	52,911	58,539

Other	4,184	4,185	3,717

Total Income	111,793	108,296	96,256

Expenses:
Salaries and employee benefits	5,655	6,067	5,595
Other operating expenses	3,531	4,439	3,309

Total Expense	9,186	10,506	8,904

Earnings before income taxes	102,607	97,790	87,352

Income tax benefit	2,167	2,591	2,207

Net earnings	$104,774	$100,381	$89,559

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Condensed Statements of Cash Flows-

For the Years Ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Cash flows from operating activities:
Net earnings	$104,774	$100,381	$89,559
Adjustments to reconcile net earnings to net cash provided by operating activities:
Excess of earnings over dividends of subsidiary bank	(58,809)	(52,911)	(58,539)
Depreciation and amortization, net	208	197	200
Decrease (increase) in other assets	1,702	507	(150)
Increase (decrease) in other liabilities	(1,374)	3,743	(314)
Other	8	—	—

Net cash provided by operating activities	46,509	51,917	30,756

Cash flows from investing activities:
Cash received (paid) in connection with acquisition of banks	—	13,125	—
Net decrease in interest-bearing time deposits in unaffiliated banks	—	—	480
Purchases of bank premises and equipment	(94)	(107)	(780)
Repayment from (of advances to) investment in and advances to subsidiaries, net	—	5,800	(3,300)
Other	10	—	—

Net cash used in (provided by) investing activities	(84)	18,818	(3,600)

Cash flows from financing activities:
Repayment of subordinated debt	—	(13,125)	—
Proceeds of stock issuances	1,260	1,545	1,437
Cash dividends paid	(44,907)	(38,767)	(34,578)

Net cash used in financing activities	(43,647)	(50,347)	(33,141)

Net increase (decrease) in cash and cash equivalents	2,778	20,388	(5,985)

Cash and cash equivalents, beginning of year	90,473	70,085	76,070

Cash and cash equivalents, end of year	$93,251	$90,473	$70,085

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

17.	CASH FLOW INFORMATION:

Supplemental information on cash flows and noncash transactions is as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014

Supplemental cash flow information:
Interest paid	$5,465	$4,085	$4,231
Federal income taxes paid	28,348	29,674	28,711

Schedule of noncash investing and financing activities:
Assets acquired through foreclosure	2,269	203	1,385
Investment securities purchased but not settled	12,381	—	1,248

18.	ACQUISITIONS AND ASSET PURCHASE:

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

December 31, 2016, 2015 and 2014

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

First Bank, N.A. had branches in Conroe, Magnolia, Tomball, Willis, Cut and Shoot and Huntsville, all located north of Houston, Texas. In February 2016, the Company closed First Bank’s Huntsville location and consolidated the branch with the Company’s existing Huntsville location.

On April 8, 2015, the Company announced that it had entered into an asset purchase agreement with 4Trust Mortgage, Inc. for a cash purchase price of $1,900,000. The asset purchase was finalized on June 1, 2015. The total asset purchase price exceeded the estimated fair value of assets purchased by approximately $1,750,000 and the Company recorded such excess as goodwill.