Form 10-Q
period 2017-03-31
FIRST FINANCIAL BANKSHARES INC
filed 2017-05-02
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 2, 2017
Common Stock, $0.01 par value per share	66,131,832

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company” or “we”) at March 31, 2017 and 2016 and December 31, 2016, and the consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for the three months ended March 31, 2017 and 2016, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,		December 31,
	2017	2016	2016
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$163,674	$139,995	$204,782
FEDERAL FUNDS SOLD	3,840	2,660	3,130
INTEREST-BEARING DEPOSITS IN BANKS	55,165	22,993	48,574

Total cash and cash equivalents	222,679	165,648	256,486
INTEREST-BEARING TIME DEPOSITS IN BANKS	1,707	2,427	1,707
SECURITIES AVAILABLE-FOR-SALE, at fair value	3,018,279	2,763,039	2,860,837
SECURITIES HELD-TO-MATURITY (fair value of $116, $150 and $124 at March 31, 2017 and 2016, and December 31, 2016, respectively)	114	146	121
LOANS:
Held for investment	3,372,512	3,282,199	3,357,307
Less - allowance for loan losses	(46,192)	(44,072)	(45,779)

Net loans held for investment	3,326,320	3,238,127	3,311,528
Held for sale	13,629	17,008	26,898

Net loans	3,339,949	3,255,135	3,338,426
BANK PREMISES AND EQUIPMENT, net	122,787	118,208	122,685
INTANGIBLE ASSETS	143,435	144,169	143,603
OTHER ASSETS	81,420	76,413	86,066

Total assets	$6,930,370	$6,525,185	$6,809,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
NONINTEREST-BEARING DEPOSITS	$1,827,609	$1,654,271	$1,717,722
INTEREST-BEARING DEPOSITS	3,834,359	3,409,536	3,760,817

Total deposits	5,661,968	5,063,807	5,478,539
DIVIDENDS PAYABLE	11,904	10,567	11,897
BORROWINGS	360,264	525,340	445,770
OTHER LIABILITIES	36,880	86,863	35,840

Total liabilities	6,071,016	5,686,577	5,972,046

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 120,000,000 shares; 66,131,832, 66,043,442, and 66,094,695 shares issued at March 31, 2017 and 2016, and December 31, 2016, respectively)	661	660	661
Capital surplus	373,023	369,972	372,245
Retained earnings	461,229	403,135	446,534
Treasury stock (shares at cost: 503,105, 520,357, and 507,409 at March 31, 2017 and 2016, and December 31, 2016, respectively)	(6,790)	(6,409)	(6,671)
Deferred compensation	6,790	6,409	6,671
Accumulated other comprehensive earnings	24,441	64,841	18,445

Total shareholders’ equity	859,354	838,608	837,885

Total liabilities and shareholders’ equity	$6,930,370	$6,525,185	$6,809,931

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
INTEREST INCOME:
Interest and fees on loans	$39,584	$40,347
Interest on investment securities:
Taxable	7,431	7,262
Exempt from federal income tax	11,492	10,666
Interest on federal funds sold and interest-bearing deposits in banks	276	60

Total interest income	58,783	58,335
INTEREST EXPENSE:
Interest on deposits	1,590	1,053
Other	173	259

Total interest expense	1,763	1,312

Net interest income	57,020	57,023
PROVISION FOR LOAN LOSSES	1,950	2,328

Net interest income after provision for loan losses	55,070	54,695

NONINTEREST INCOME:
Trust fees	6,017	4,655
Service charges on deposit accounts	4,550	4,413
ATM, interchange and credit card fees	6,164	5,680
Real estate mortgage operations	3,417	3,139
Net gain on sale of available-for-sale securities (includes $3 and $2 for the three months ended March 31, 2017 and 2016, respectively, related to accumulated other comprehensive earnings reclassifications)	3	2
Net gain on sale of foreclosed assets	41	76
Net gain on sale of assets	4	513
Interest on loan recoveries	154	633
Other	936	710

Total noninterest income	21,286	19,821
NONINTEREST EXPENSE:
Salaries and employee benefits	23,259	22,590
Net occupancy expense	2,600	2,631
Equipment expense	3,437	3,380
FDIC insurance premiums	547	824
ATM, interchange and credit card expenses	1,713	1,687
Professional and service fees	1,817	1,564
Printing, stationery and supplies	438	503
Amortization of intangible assets	168	199
Operational and other losses	985	486
Other	7,188	7,217

Total noninterest expense	42,152	41,081

EARNINGS BEFORE INCOME TAXES	34,204	33,435
INCOME TAX EXPENSE (includes $1 and $1 for the three months ended March 31, 2017 and 2016, respectively, related to income tax expense reclassification)	7,605	7,739

NET EARNINGS	$26,599	$25,696

EARNINGS PER SHARE, BASIC	$0.40	$0.39

EARNINGS PER SHARE, ASSUMING DILUTION	$0.40	$0.39

DIVIDENDS PER SHARE	$0.18	$0.16

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
NET EARNINGS	$26,599	$25,696
OTHER ITEMS OF COMPREHENSIVE EARNINGS:
Change in unrealized gain on investment securities available-for-sale, before income taxes	9,228	26,842
Reclassification adjustment for realized gains on investment securities included in net earnings, before income taxes	(3)	(2)

Total other items of comprehensive earnings	9,225	26,840
Income tax expense related to other items of comprehensive earnings	(3,329)	(9,394)

COMPREHENSIVE EARNINGS	$32,495	$43,142

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2015	65,990,234	$660	$368,925	$388,006	(520,651)	$(6,296)	$6,296	$47,395	$804,986
Net earnings (unaudited)	—	—	—	25,696	—	—	—	—	25,696
Stock option exercises (unaudited)	54,683	—	802	—	—	—	—	—	802
Restricted stock grant (unaudited)	(1,475)	—		—		—	—	—	—
Cash dividends declared, $0.16 per share (unaudited)	—	—	—	(10,567)	—	—	—	—	(10,567)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	17,446	17,446
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	25	—	—	—	—	—	25
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	294	(113)	113	—	—
Stock option expense (unaudited)	—	—	220	—	—	—	—	—	220

Balances at March 31, 2016 (unaudited)	66,043,442	$660	$369,972	$403,135	(520,357)	$(6,409)	$6,409	$64,841	$838,608

Balances at December 31, 2016	66,094,695	$661	$372,245	$446,534	(507,409)	$(6,671)	$6,671	$18,445	$837,885
Net earnings (unaudited)	—	—	—	26,599	—	—	—	—	26,599
Stock option exercises (unaudited)	37,137	—	563	—	—	—	—	—	563
Restricted stock grant (unaudited)	—	—	—	—	—	—	—	—	—
Cash dividends declared, $0.18 per share (unaudited)	—	—	—	(11,904)	—	—	—	—	(11,904)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	5,996	5,996
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	4,304	(119)	119	—	—
Stock option expense (unaudited)	—	—	215	—	—	—	—	—	215

Balances at March 31, 2017 (unaudited)	66,131,832	$661	$373,023	$461,229	(503,105)	$(6,790)	$6,790	$24,441	$859,354

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$26,599	$25,696
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,905	2,805
Provision for loan losses	1,950	2,328
Securities premium amortization (discount accretion), net	7,836	6,948
Gain on sale of assets, net	(48)	(591)
Change in loans held-for-sale	13,269	16,535
Change in other assets	5,685	10,704
Change in other liabilities	8,765	7,580

Total adjustments	40,362	46,309

Net cash provided by operating activities	66,961	72,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing time deposits in banks	—	1,068
Activity in available-for-sale securities:
Sales	6,180	553
Maturities	510,416	86,258
Purchases	(683,386)	(69,605)
Activity in held-to-maturity securities—maturities	8	132
Net increase in loans	(17,029)	33,772
Purchases of bank premises and equipment and other assets	(3,888)	(5,447)
Proceeds from sale of other assets	343	480

Net cash provided by (used in) investing activities	(187,356)	47,211

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	109,887	(91,682)
Net decrease in interest-bearing deposits	73,542	(34,681)
Net decrease in borrowings	(85,506)	(90,335)
Common stock transactions:
Proceeds from stock issuances	563	802
Dividends paid	(11,898)	(10,558)

Net cash provided by (used in) financing activities	86,588	(226,454)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,807)	(107,238)
CASH AND CASH EQUIVALENTS, beginning of period	256,486	272,886

CASH AND CASH EQUIVALENTS, end of period	$222,679	$165,648

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$1,822	$1,298
Federal income tax paid	—	—
Transfer of loans and bank premises to other real estate owned	1,082	946
Investment securities purchased but not settled	1,640	26,452

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of March 31, 2017, we had 69 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Conroe, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas. Our trust subsidiary has seven locations which are located in Abilene, Fort Worth, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U.S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with the current or any prior evaluations.

Note 2 - Stock Repurchase

On October 28, 2014, the Company’s Board of Directors authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through March 31, 2017, no shares were repurchased under this authorization.

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months ended March 31, 2017 and 2016, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options and the restricted stock is reflected by application of the treasury stock method, whereby the proceeds from exercised options and restricted stock are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended March 31, 2017 and 2016 were 66,073,399 and 65,974,559 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended March 31, 2017 and 2016 were 66,363,222 and 66,118,998 shares, respectively.

Note 4 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $1,707,000, $2,427,000 and $1,707,000 at March 31, 2017 and 2016 and December 31, 2016, respectively, and have original maturities generally ranging from one to two years.

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

A summary of the Company’s available-for-sale securities follows (in thousands):

	March 31, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$10,614	$5	$—	$10,619
Obligations of U.S. government sponsored enterprises and agencies	79,777	130	(2)	79,905
Obligations of states and political subdivisions	1,524,010	47,902	(7,399)	1,564,513
Corporate bonds and other	47,601	333	(3)	47,931
Residential mortgage-backed securities	989,272	7,718	(5,437)	991,553
Commercial mortgage-backed securities	324,716	561	(1,519)	323,758

Total securities available-for-sale	$2,975,990	$56,649	$(14,360)	$3,018,279

	March 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$10,756	$73	$—	$10,829
Obligations of U.S. government sponsored enterprises and agencies	131,484	1,061	—	132,545
Obligations of states and political subdivisions	1,388,369	82,693	(28)	1,471,034
Corporate bonds and other	68,836	1,896	—	70,732
Residential mortgage-backed securities	793,509	17,180	(963)	809,726
Commercial mortgage-backed securities	264,231	4,013	(71)	268,173

Total securities available-for-sale	$2,657,185	$106,916	$(1,062)	$2,763,039

	December 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury securities	$10,649	$19	$—	$10,668
Obligations of U.S. government sponsored enterprises and agencies	113,450	253	—	113,703
Obligations of states and political subdivisions	1,534,095	40,194	(10,013)	1,564,276
Corporate bonds and other	51,920	476	(3)	52,393
Residential mortgage-backed securities	848,614	8,260	(5,513)	851,361
Commercial mortgage-backed securities	269,044	622	(1,230)	268,436

Total securities available-for-sale	$2,827,772	$49,824	$(16,759)	$2,860,837

Disclosures related to the Company’s held-to-maturity securities, which totaled $114,000, $146,000 and $121,000 at March 31, 2017 and 2016, and December 31, 2016, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at March 31, 2017 were computed by using scheduled amortization of balances and historical prepayment rates. At March 31, 2017 and 2016, and December 31, 2016, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2017, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$195,694	$197,227
Due after one year through five years	671,223	697,730
Due after five years through ten years	793,021	805,607
Due after ten years	2,064	2,404
Mortgage-backed securities	1,313,988	1,315,311

Total	$2,975,990	$3,018,279

The following tables disclose, as of March 31, 2017 and 2016, and December 31, 2016, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S.government sponsored enterprises and agencies	$10,008	$2	$—	$—	$10,008	$2
Obligations of states and political subdivisions	259,419	7,391	1,215	8	260,634	7,399
Corporate bonds and other	9,001	3	—	—	9,001	3
Residential mortgage-backed securities	494,836	4,544	31,558	893	526,394	5,437
Commercial mortgage-backed securities	225,789	1,454	12,788	65	238,577	1,519

Total	$999,053	$13,394	$45,561	$966	$1,044,614	$14,360

	Less than 12 Months		12 Months or Longer		Total
March 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$6,804	$23	$1,071	$5	$7,875	$28
Residential mortgage-backed securities	25,152	357	48,124	606	73,276	963
Commercial mortgage-backed securities	15,553	13	14,520	58	30,073	71

Total	$47,509	$393	$63,715	$669	$111,224	$1,062

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$446,052	$9,997	$1,209	$16	$447,261	$10,013
Corporate bonds and other	244	3	—	—	244	3
Residential mortgage-backed securities	372,331	4,532	33,227	981	405,558	5,513
Commercial mortgage-backed securities	193,495	1,180	13,263	50	206,758	1,230

Total	$1,012,122	$15,712	$47,699	$1,047	$1,059,821	$16,759

The number of investments in an unrealized loss position totaled 300 at March 31, 2017. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2017 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At March 31, 2017, 81% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 34% are guaranteed by the Texas Permanent School Fund.

At March 31, 2017, $1,835,753,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended March 31, 2017 and 2016, sales of investment securities that were classified as available-for-sale totaled $6,180,000 and $553,000, respectively. Gross realized gains from security sales during the first quarter of 2017 and 2016 totaled $5,000 and $7,000, respectively. Gross realized losses from security sales during the first quarter of 2017 and 2016 totaled $2,000 and $5,000, respectively. The specific identification method was used to determine cost in order to compute the realized gains and losses.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2017 and 2016, and December 31, 2016, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of March 31, 2017 and 2016, and December 31, 2016, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at March 31, 2017 and 2016, and December 31, 2016, was $937,000, $1,970,000 and $1,256,000, respectively, compared to a contractual balance of $1,414,000, $2,701,000, and $1,865,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	March 31,		December 31,
	2017	2016	2016
Commercial	$666,687	$669,525	$674,410
Agricultural	79,237	87,490	84,021
Real estate	2,209,021	2,150,132	2,189,844
Consumer	417,567	375,052	409,032

Total loans held-for-investment	$3,372,512	$3,282,199	$3,357,307

Loans held for sale totaled $13,629,000, $17,008,000 and $26,898,000 at March 31, 2017 and 2016, and December 31, 2016, respectively, which are valued using the lower of cost or fair value.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	March 31,		December 31,
	2017	2016	2016
Non-accrual loans*	$28,080	$27,175	$27,371
Loans still accruing and past due 90 days or more	190	59	284
Troubled debt restructured loans**	695	973	701

Total	$28,965	$28,207	$28,356

*	Includes $937,000, $1,970,000 and $1,256,000 of purchased credit impaired loans as of March 31, 2017 and 2016, and December 31, 2016, respectively.

**	Troubled debt restructured loans of $6,073,000, $8,527,000 and $6,863,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at March 31, 2017 and 2016, and December 31, 2016, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

March 31, 2017		March 31, 2016		December 31, 2016
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$28,080	$5,072	$27,175	$5,262	$27,371	$5,012

The Company had $30,518,000, $29,028,000 and $29,000,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at March 31, 2017 and 2016, and December 31, 2016, respectively. Non-accrual loans at March 31, 2017 and 2016, and December 31, 2016, consisted of the following by class of financing receivables (in thousands):

	March 31,		December 31,
	2017	2016	2016
Commercial	$6,953	$7,392	$7,284
Agricultural	72	19	99
Real estate	19,763	18,473	18,754
Consumer	1,292	1,291	1,234

Total	$28,080	$27,175	$27,371

No significant additional funds are committed to be advanced in connection with impaired loans as of March 31, 2017.

The Company’s impaired loans and related allowance as of March 31, 2017 and 2016, and December 31, 2016, are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

March 31, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three-Month Average Recorded Investment
Commercial	$15,986	$770	$6,183	$6,953	$2,017	$9,069
Agricultural	76	—	72	72	17	72
Real Estate	24,748	6,609	13,154	19,763	2,605	18,935
Consumer	1,496	346	946	1,292	433	1,210

Total	$42,306	$7,725	$20,355	$28,080	$5,072	$29,286

*	Includes $937,000 of purchased credit impaired loans.

March 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three-Month Average Recorded Investment
Commercial	$8,309	$1,227	$6,165	$7,392	$2,165	$6,812
Agricultural	19	—	19	19	7	11
Real Estate	23,740	5,746	12,727	18,473	2,658	18,504
Consumer	1,478	210	1,081	1,291	432	1,085

Total	$33,546	$7,183	$19,992	$27,175	$5,262	$26,412

*	Includes $1,970,000 of purchased credit impaired loans.

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year Average Recorded Investment
Commercial	$13,389	$1,148	$6,136	$7,284	$2,128	$4,921
Agricultural	103	—	99	99	25	50
Real Estate	23,466	6,229	12,525	18,754	2,428	16,170
Consumer	1,421	280	954	1,234	431	914

Total	$38,379	$7,657	$19,714	$27,371	$5,012	$22,055

*	Includes $1,256,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $829,000 during the year ended December 31, 2016. Such amounts for the three-month month periods ended March 31, 2017 and 2016 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same, at March 31, 2017 and 2016, and December 31, 2016 (in thousands):

March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$623,429	$5,135	$38,123	$—	$666,687
Agricultural	77,050	730	1,457	—	79,237
Real Estate	2,134,703	17,310	57,008	—	2,209,021
Consumer	414,709	166	2,692	—	417,567

Total	$3,249,891	$23,341	$99,280	$—	$3,372,512

March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$611,466	$7,378	$50,681	$—	$669,525
Agricultural	84,555	350	2,585	—	87,490
Real Estate	2,072,210	23,359	54,563	—	2,150,132
Consumer	371,826	399	2,827	—	375,052

Total	$3,140,057	$31,486	$110,656	$—	$3,282,199

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$629,756	$5,769	$38,885	$—	$674,410
Agricultural	81,620	715	1,686	—	84,021
Real Estate	2,111,947	18,091	59,806	—	2,189,844
Consumer	406,182	212	2,638	—	409,032

Total	$3,229,505	$24,787	$103,015	$—	$3,357,307

At March 31, 2017 and 2016, and December 31, 2016, the Company’s past due loans are as follows (in thousands):

March 31, 2017	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$5,452	$376	$2,450	$8,278	$658,409	$666,687	$—
Agricultural	626	31	27	684	78,553	79,237	15
Real Estate	13,434	1,870	5,085	20,389	2,188,632	2,209,021	151
Consumer	1,058	268	87	1,413	416,154	417,567	24

Total	$20,570	$2,545	$7,649	$30,764	$3,341,748	$3,372,512	$190

March 31, 2016	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$3,338	$1,228	$1,498	$6,064	$663,461	$669,525	$42
Agricultural	320	—	—	320	87,170	87,490	—
Real Estate	10,979	1,560	3,684	16,223	2,133,909	2,150,132	—
Consumer	1,677	336	162	2,175	372,877	375,052	17

Total	$16,314	$3,124	$5,344	$24,782	$3,257,417	$3,282,199	$59

December 31, 2016	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,908	$1,122	$2,220	$7,250	$667,160	$674,410	$10
Agricultural	185	—	—	185	83,836	84,021	—
Real Estate	13,172	1,301	5,268	19,741	2,170,103	2,189,844	272
Consumer	1,845	368	122	2,335	406,697	409,032	2

Total	$19,110	$2,791	$7,610	$29,511	$3,327,796	$3,357,307	$284

*	The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses at March 31, 2017 and 2016, and December 31, 2016, by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at March 31, 2017 and 2016, and December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,017	$17	$2,605	$433	$5,072
Loans collectively evaluated for impairment	9,665	929	24,674	5,852	41,120

Total	$11,682	$946	$27,279	$6,285	$46,192

March 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,165	$7	$2,658	$432	$5,262
Loans collectively evaluated for impairment	10,740	1,248	23,441	3,381	38,810

Total	$12,905	$1,255	$26,099	$3,813	$44,072

December 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,128	$25	$2,428	$431	$5,012
Loans collectively evaluated for impairment	9,579	1,076	24,436	5,676	40,767

Total	$11,707	$1,101	$26,864	$6,107	$45,779

Changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016, are summarized as follows by portfolio segment (in thousands):

Three months ended March 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,707	$1,101	$26,864	$6,107	$45,779
Provision for loan losses	1,003	(153)	773	327	1,950
Recoveries	227	6	52	204	489
Charge-offs	(1,255)	(8)	(410)	(353)	(2,026)

Ending balance	$11,682	$946	$27,279	$6,285	$46,192

Three months ended March 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,644	$1,191	$24,375	$3,667	$41,877
Provision for loan losses	847	196	832	453	2,328
Recoveries	286	11	1,227	125	1,649
Charge-offs	(872)	(143)	(335)	(432)	(1,782)

Ending balance	$12,905	$1,255	$26,099	$3,813	$44,072

The Company’s recorded investment in loans as of March 31, 2017 and 2016, and December 31, 2016 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $937,000, $1,970,000 and $1,256,000 at March 31, 2017 and 2016, and December 31, 2016, respectively, are included in loans individually evaluated for impairment.

March 31, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$6,953	$72	$19,763	$1,292	$28,080
Loans collectively evaluated for impairment	659,734	79,165	2,189,258	416,275	3,344,432

Total	$666,687	$79,237	$2,209,021	$417,567	$3,372,512

March 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$7,392	$19	$18,473	$1,291	$27,175
Loans collectively evaluated for impairment	662,133	87,471	2,131,659	373,761	3,255,024

Total	$669,525	$87,490	$2,150,132	$375,052	$3,282,199

December 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$7,284	$99	$18,754	$1,234	$27,371
Loan collectively evaluated for impairment	667,126	83,922	2,171,090	407,798	3,329,936

Total	$674,410	$84,021	$2,189,844	$409,032	$3,357,307

The Company’s loans that were modified in the three months ended March 31, 2017 and 2016 and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
		Pre-Modification	Post- Modification		Pre-Modification	Post- Modification
		Recorded	Recorded		Recorded	Recorded
	Number	Investment	Investment	Number	Investment	Investment
Commercial	4	$234	$234	7	$2,640	$2,640
Agricultural	—	—	—	—	—	—
Real Estate	1	56	56	2	463	463
Consumer	—	—	—	2	20	20

Total	5	$290	$290	11	$3,123	$3,123

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$90	$144	—	$2,237	$403
Agricultural	—	—	—	—	—	—
Real Estate	—	56	—	—	113	350
Consumer	—	—	—	—	4	16

Total	$—	$146	$144	—	$2,354	$769

During the three months ended March 31, 2017, two loans were modified as troubled debt restructured loan within the previous 12 months and for which there was a payment default. There were no such defaults in the three months ended March 31, 2016. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Three Months Ended March 31, 2017
	Number	Balance
Commercial	1	$53
Agriculture	—	—
Real Estate	1	63
Consumer	—	—

Total	2	$116

As of March 31, 2017, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At March 31, 2017, $2,075,826,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At March 31, 2017, there were no balances outstanding under this line of credit.

Note 6 - Borrowings

Borrowings at March 31, 2017 and 2016, and December 31, 2016 consisted of the following (dollars in thousands):

	March 31,		December 31,
	2017	2016	2016
Securities sold under agreements with customers to repurchase	$347,339	$342,540	$360,820
Federal funds purchased	12,925	7,800	9,950
Advances from Federal Home Loan Bank of Dallas	—	175,000	75,000

Total	$360,264	$525,340	$445,770

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

Note 7 - Income Taxes

Income tax expense was $7,605,000 for the first quarter of 2017 as compared to $7,739,000 for the same period in 2016. The Company’s effective tax rates on pretax income were 22.23% and 23.15% for the first quarters of 2017 and 2016, respectively. The effective tax rates differ from the statutory federal tax rate of 35% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan.

Note 8 - Stock Option Plan and Restricted Stock Plan

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. Through March 31, 2017, no options have been granted in 2017 or 2016. The Company recorded stock option expense totaling $215,000 and $220,000 for the three-month periods ended March 31, 2017 and 2016, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to the amounts being insignificant.

On July 21, 2015, 7,070 restricted stock shares were granted to the ten non-employee directors. Total value of these shares totaled $250,000 and was expensed over the period from grant date to April 26, 2016, the annual shareholders’ meeting at which these director’s term expired. On April 26, 2016, upon re-election of existing directors, 7,660 shares with a total value of $250,000 were granted to the ten non-employee directors and is being expensed over the period from grant day to April 25, 2017, the next scheduled annual shareholders’ meeting at which the current directors’ current term will expire. The Company recorded director expense related to these restricted stock grants of $63,000 and $83,000 for the three-month periods ended March 31, 2017 and 2016, respectively.

Subsequent to quarter end, on April 25, 2017, the Company granted 14,650 restricted stock shares to the ten non-employee directors elected at the annual shareholders meeting totaling $600,000 that will be expensed over the period from the grant date to April 24, 2018, the Company’s next shareholders meeting.

On October 27, 2015, the Company granted 31,273 restricted stock shares with a total value of $1,060,000 to certain officers that is being expensed over the vesting period of three years. On October 25, 2016, the Company granted 15,405 restricted stock shares with a total value of $560,000 to certain officers that is being expensed over the vesting period of three years. The Company recorded restricted stock expense for officers of $132,000 and $86,000, respectively, for the three-month periods ended March 31, 2017 and 2016, respectively.

Note 9 - Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $500,000 in 2016 and through March 31, 2017 has made no contribution.

Net periodic benefit costs totaling $84,000 and $82,000 were recorded for the three months ended March 31, 2017 and 2016, respectively.

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

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and 2016, and December 31, 2016, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,619	$—	$—	$10,619
Obligations of U. S. government sponsored enterprises and agencies	—	79,905	—	79,905
Obligations of states and political subdivisions	—	1,564,513	—	1,564,513
Corporate bonds	—	43,503	—	43,503
Residential mortgage-backed securities	—	991,553	—	991,553
Commercial mortgage-backed securities	—	323,758	—	323,758
Other securities	4,428	—	—	4,428

Total	$15,047	$3,003,232	$—	$3,018,279

March 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,829	$—	$—	$10,829
Obligations of U. S. government sponsored enterprises and agencies	—	132,545	—	132,545
Obligations of states and political subdivisions	—	1,471,034	—	1,471,034
Corporate bonds	—	66,136	—	66,136
Residential mortgage-backed securities	—	809,726	—	809,726
Commercial mortgage-backed securities	—	268,173	—	268,173
Other securities	4,596	—	—	4,596

Total	$15,425	$2,747,614	$—	$2,763,039

December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,668	$—	$—	$10,668
Obligations of U. S. government sponsored enterprises and agencies	—	113,703	—	113,703
Obligations of states and political subdivisions	—	1,564,276	—	1,564,276
Corporate bonds	—	47,965	—	47,965
Residential mortgage-backed securities	—	851,361	—	851,361
Commercial mortgage-backed securities	—	268,436	—	268,436
Other securities	4,428	—	—	4,428

Total	$15,096	$2,845,741	$—	$2,860,837

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at March 31, 2017:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At March 31, 2017, impaired loans with a carrying value of $28,080,000 were reduced by specific valuation reserves totaling $5,072,000 resulting in a net fair value of $23,008,000.

Loans Held-for-Sale – Loans held-for-sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held-for-sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At March 31, 2017, the Company’s mortgage loans held-for-sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months ended March 31, 2017 and 2016 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

Three Months Ended March 31,
	2017	2016
Carrying value of other real estate owned prior to re-measurement	$—	$—
Write-downs included in gain (loss) on sale of other real estate owned	—	—

Fair value	$—	$—

At March 31, 2017 and 2016, and December 31, 2016, other real estate owned totaled $1,207,000, $743,000, and $413,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at March 31, 2017 and 2016, and December 31, 2016, were as follows (in thousands):

	March 31,				December 31,
	2017		2016		2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy
Cash and due from banks	$163,674	$163,674	$139,995	$139,995	$204,782	$204,782	Level 1
Federal funds sold	3,840	3,840	2,660	2,660	3,130	3,130	Level 1
Interest-bearing deposits in banks	55,165	55,165	22,993	22,993	48,574	48,574	Level 1
Interest-bearing time deposits in banks	1,707	1,708	2,427	2,430	1,707	1,709	Level 2
Available-for-sale Securities	3,018,279	3,018,279	2,763,039	2,763,039	2,860,837	2,860,837	Levels 1 and 2
Held-to-maturity securities	114	116	146	150	121	124	Level 2
Loans	3,339,949	3,368,084	3,255,135	3,260,544	3,338,426	3,361,735	Level 3
Accrued interest receivable	26,639	26,639	26,166	26,166	36,469	36,469	Level 2
Deposits with stated maturities	495,720	496,782	589,898	591,675	508,996	510,304	Level 2
Deposits with no stated maturities	5,166,248	5,166,248	4,473,909	4,473,909	4,969,543	4,969,543	Level 1
Borrowings	360,264	360,264	525,340	525,340	445,770	445,770	Level 2
Accrued interest Payable	166	166	254	254	225	225	Level 2

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

ASU 2014-15, “Presentation of Financial Statements – Going Concern.” ASU 2014-15 requires management to evaluate an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management must evaluate whether conditions and events raise substantial doubt about an entity’s ability to continue as a going concern and then whether its plans alleviate that doubt. ASU 2014-15 was effective in 2016 and management has performed and continues to perform such required evaluation and has concluded there are no such conditions or events that raised substantial doubt about the Company’s ability to continue as a going concern.

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

ASU 2016-1, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-1 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 amends current guidance such that all excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in capital surplus. Additionally, excess tax benefits will be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that any entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is the current requirement, or account for forfeitures when they occur. ASU 2016-09 became effective January 1, 2017 and did not have a significant impact on the Company’s financial statements.

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

ASU 2017-07, “Compensation – Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.” ASU 2017-17 will require employers that sponsor defined benefit pension plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost will be presented separately from the service cost component. ASU 2017-17 will be effective in 2018 and, as the Company froze its defined benefit pension plan in 2004, there is no service cost component of its net periodic benefit cost and therefore will not have an impact on the Company’s financial statements.

ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 addresses the amortization method for all callable bonds purchased at a premium to par. Under the revised guidance, entities will be required to amortize premiums on callable bonds to the earliest call date. ASU 2017-08 is effective in 2019 although early adoption is permitted. The Company has elected to early adopt ASU 2017-08. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The following discussion and analysis of operations and financial condition should be read in conjunction with the financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as those included in the Company’s 2016 Annual Report on Form 10-K.

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

Results of Operations

Performance Summary. Net earnings for the first quarter of 2017 were $26.60 million compared to $25.70 million for the same quarter in 2016, or a 3.51% increase.

Basic earnings per share for the first quarter of 2017 were $0.40 compared to $0.39 for the same quarter last year. The return on average assets was 1.57% for the first quarter of 2017, as compared to 1.58% for the first quarter of 2016. The return on average equity was 12.74% for the first quarter of 2017 as compared to 12.55% for the first quarter of 2016.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $63.57 million for the first quarter of 2017, as compared to $63.14 million for the same period last year. The slight increase in 2017 compared to 2016 was largely attributable to the increase in interest earning assets, particularly loans and tax exempt securities. Average earning assets increased $292.40 million for the first quarter of 2017 over the same period in 2016. Average loans and tax exempt securities increased $56.94 million and $101.43 million, respectively, for the first quarter of 2017 over the same quarter of 2016. Average interest bearing liabilities increased $248.96 million for the first quarter of 2017, as compared to the same period in 2016. The yield on earning assets decreased ten basis points and the rate paid on interest-bearing liabilities increased four basis points for the first quarter of 2017 compared to the first quarter of 2016.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

    Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
	Change Attributable to		Total Change
	Volume	Rate
Short-term investments	$115	$101	$216
Taxable investment securities	240	(71)	169
Tax-exempt investment securities (1)	1,161	74	1,235
Loans (1) (2)	701	(1,438)	(737)

Interest income	2,217	(1,334)	883

Interest-bearing deposits	111	426	537
Short-term borrowings	(53)	(33)	(86)

Interest expense	58	393	451

Net interest income	$2,159	$(1,727)	$432

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the first quarter of 2017 was 4.03%, a decrease of twelve basis points from the same period in 2016. The continued decrease in our net interest margin in 2017 and 2016 was largely the result of the extended period of historically low levels of short-term interest rates. We have been able to somewhat mitigate the impact of low short-term interest rates by establishing a minimum interest rates on certain of our loans, improving the pricing for loan risk, and reducing rates paid on interest bearing liabilities. Although the Federal Reserve increased rates 25 basis points in March 2017, December 2016 and December 2015 and continues to issue forward guidance plans to further increase rates in 2017 and future years, we expect interest rates to remain at lower levels, which will continue the downward pressure on our net interest margin.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended March 31,
	2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$138,085	$276	0.81%	$47,773	$60	0.51%
Taxable investment securities (2)	1,367,331	7,431	2.17	1,323,606	7,262	2.19
Tax-exempt investment securities (2)(3)	1,529,610	17,561	4.59	1,428,178	16,326	4.57
Loans (3)(4)	3,369,599	40,065	4.82	3,312,664	40,802	4.95

Total earning assets	6,404,625	$65,333	4.14%	6,112,221	$64,450	4.24%
Cash and due from banks	167,530			158,316
Bank premises and equipment, net	122,793			116,232
Other assets	59,396			56,598
Goodwill and other intangible assets, net	143,534			144,348
Allowance for loan losses	(46,292)			(42,632)

Total assets	$6,851,586			$6,545,083

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,808,933	$1,590	0.17%	$3,445,622	$1,053	0.12%
Short-term borrowings	448,217	173	0.16	562,569	259	0.19

Total interest-bearing liabilities	4,257,150	$1,763	0.17%	4,008,191	$1,312	0.13%
Noninterest-bearing deposits	1,709,294			1,652,182
Other liabilities	38,238			60,940

Total liabilities	6,004,682			5,721,313
Shareholders’ equity	846,904			823,770

Total liabilities and shareholders’ equity	$6,851,586			$6,545,083

Net interest income		$63,570			$63,138

Rate Analysis:
Interest income/earning assets			4.14%			4.24%
Interest expense/earning assets			(0.11)			(0.09)

Net yield on earning assets			4.03%			4.15%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the first quarter of 2017 was $21.29 million, an increase of $1.47 million compared to the same period in 2016. Trust fees increased to $6.02 million in the first quarter of 2017 compared with $4.66 million in the same quarter last year, due to continued growth in the fair value of trust assets managed to $4.54 billion from $4.01 billion a year ago and an increase of $514 thousand in real estate and lease bonus fees over the same quarter a year ago. ATM, interchange and credit card fees and service charges on deposit accounts increased 8.52 percent and 3.10 percent, respectively, to $6.16 million and $4.55 million compared with $5.68 million and $4.41 million, respectively, in the same quarter last year due to continued growth in net new accounts and debit cards. Real estate mortgage fees increased 8.86 percent in the first quarter of 2017 to $3.42 million compared with $3.14 million in the same quarter a year ago. Interest on loan recoveries decreased $479 thousand in the first quarter of 2017 compared to the same period in 2016.

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

Table 3 - Noninterest Income (in thousands):

	Three Months Ended March 31,
	2017	Increase (Decrease)	2016
Trust fees	$6,017	$1,362	$4,655
Service charges on deposit accounts	4,550	137	4,413
ATM, interchange and credit card fees	6,164	484	5,680
Real estate mortgage operations	3,417	278	3,139
Net gain (loss) on sale of available-for-sale securities	3	1	2
Net gain on sale of foreclosed assets	41	(35)	76
Net gain on sale of assets	4	(509)	513
Interest on loan recoveries	154	(479)	633

Other:
Check printing fees	38	(9)	47
Safe deposit rental fees	193	(1)	194
Credit life and debt protection fees	127	7	120
Brokerage commissions	281	188	93
Miscellaneous income	297	41	256

Total other	936	226	710

Total Noninterest Income	$21,286	$1,465	$19,821

Noninterest Expense. Total noninterest expense for the first quarter of 2017 was $42.15 million, an increase of $1.07 million compared to the same period in 2016. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the first quarter of 2017 was 49.67%, compared to 49.52% from the same period in 2016.

Salaries and employee benefits for the first quarter of 2017 totaled $23.26 million, an increase of $669 thousand compared to the same period in 2016. The increase was primarily driven by annual merit pay increases and an increase in our healthcare claims of $141 thousand over the same quarter in 2016.

All other categories of noninterest expense for the first quarter of 2017 totaled $18.89 million, an increase of $402 thousand compared to the same quarter in 2016. This increase primarily resulted from increases in operational and other losses of $499 thousand and professional and service fees of $253 thousand as compared to the same period in 2016.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended March 31,
	2017	Increase (Decrease)	2016
Salaries	$17,561	$478	$17,083
Medical	2,169	141	2,028
Profit sharing	1,026	(19)	1,045
Pension	84	2	82
401(k) match expense	609	(2)	611
Payroll taxes	1,463	28	1,435
Stock option and stock grant expense	347	41	306

Total salaries and employee benefits	23,259	669	22,590

Net occupancy expense	2,600	(31)	2,631
Equipment expense	3,437	57	3,380
FDIC assessment fees	547	(277)	824
ATM, interchange and credit card expense	1,713	26	1,687
Professional and service fees	1,817	253	1,564
Printing, stationery and supplies	438	(65)	503
Amortization of intangible assets	168	(31)	199
Operational and other losses	985	499	486

Other:
Data processing fees	131	28	103
Postage	419	(9)	428
Advertising	863	49	814
Correspondent bank service charges	217	(30)	247
Telephone	785	54	731
Public relations and business development	681	51	630
Directors’ fees	334	(27)	361
Audit and accounting fees	454	(22)	476
Legal fees	626	8	618
Regulatory exam fees	292	8	284
Travel	271	4	267
Courier expense	204	17	187
Other real estate	23	(18)	41
Other miscellaneous expense	1,888	(142)	2,030

Total other	7,188	(29)	7,217

Total Noninterest Expense	$42,152	$1,071	$41,081

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and commercial real estate, which are primarily owner-occupied. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of March 31, 2017, total loans held for investment were $3.37 billion, an increase of $15.21 million, as compared to December 31, 2016 balances. As compared to December 31, 2016, commercial loans decreased $7.72 million, agricultural loans decreased $4.78 million, real estate loans increased $19.18 million, and consumer loans increased $8.54 million. Loans averaged $3.37 billion during the first quarter of 2017, an increase of $56.94 million from the prior year first quarter average balances.

Table 5 - Composition of Loans (in thousands):

	March 31,		December 31, 2016
	2017	2016
Commercial	$666,687	$669,525	$674,410
Agricultural	79,237	87,490	84,021
Real estate	2,209,021	2,150,132	2,189,844
Consumer	417,567	375,052	409,032

Total loans held-for-investment	$3,372,512	$3,282,199	$3,357,307

At March 31, 2017, our real estate loans represent approximately 65.50% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 45.29%, (ii) commercial real estate loans of 24.08%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 16.72%, (iv) residential development and construction loans of 8.26%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 5.65%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $13.63 million, $17.01 million, and $26.90 million at March 31, 2017 and 2016, and December 31, 2016 respectively, which are valued using the lower of cost or market method.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $30.52 million at March 31, 2017, as compared to $29.03 million at March 31, 2016 and $29.00 million at December 31, 2016. As a percent of loans and foreclosed assets, these assets were 0.90% at March 31, 2017, as compared to 0.88% at March 31, 2016 and 0.86% at December 31, 2016. As a percent of total assets, these assets were 0.44% at March 31, 2017, as compared to 0.44% at March 31, 2016 and 0.43% at December 31, 2016. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at March 31, 2017.

Supplemental Oil and Gas Information. As of March 31, 2017, the Company’s exposure to the oil and gas industry totaled 2.22% of gross loans, or $75.26 million, down slightly from December 31, 2016 year-end levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 4.36%, (ii) oil and gas field servicing loans of 12.76%, (iii) real estate loans of 41.29%, (iv) accounts receivable and inventory of 24.09% and (v) other of 17.50%. Although oil and gas prices increased, several of our credits continue to experience stress related to the low prices. The Company has instituted additional monitoring procedures for these loans and has classified, downgraded and charged-off loans as appropriate. The following oil and gas information is as of and for the quarters ended March 31, 2017 and 2016, and December 31, 2016:

	March 31,		December 31, 2016
	2017	2016
Oil and gas related loans	$75,262	$92,058	$78,483
Oil and gas related loans as a % of total loans	2.22%	2.79%	2.32%
Classified oil and gas related loans	$29,077	$36,402	$32,518
Nonaccrual oil and gas related loans	3,208	4,917	4,092
Net charge-offs for oil and gas related loans	—	517	1,145
Allowance for oil and gas related loans as a % of oil and gas loans	6.59%	7.37%	6.28%

Table 6 – Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	March 31,		December 31, 2016
	2017	2016
Non-accrual loans*	$28,080	$27,175	$27,371
Loans still accruing and past due 90 days or more	190	59	284
Troubled debt restructured loans**	695	973	701

Nonperforming Loans	28,965	28,207	28,356
Foreclosed assets	1,553	821	644

Total nonperforming assets	$30,518	$29,028	$29,000

As a % of loans and foreclosed assets	0.90%	0.88%	0.86%
As a % of total assets	0.44%	0.44%	0.43%

*Includes $937 thousand, $1.97 million and $1.26 million of purchased credit impaired loans as of March 31, 2017 and 2016, and December 31, 2016, respectively.

**Other troubled debt restructured loans of $6.07 million, $8.53 million and $6.86 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at March 31, 2017 and 2016, and December 31, 2016, respectively.

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on impaired loans as of December 31, 2016 of approximately $790 thousand during the year ended December 31, 2016. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2016, such income would have approximated $2.90 million. Such amounts for the 2017 and 2016 interim periods were not significant.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $1.95 million for the first quarter of 2017, as compared to $2.33 million for the first quarter of 2016. The continued provision for loan losses in 2017 and 2016 reflects the continued levels of nonperforming and classified assets, gross charge-offs, as well as the continued economic effects related to the oil and gas industry. As a percent of average loans, net loan charge-offs were 0.18% for the first quarter of 2017, as compared to 0.02% for the first quarter of 2016. The allowance for loan losses as a percent of loans was 1.36% as of March 31, 2017, as compared to 1.34% as of March 31, 2016 and 1.35% as of December 31, 2016. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016
Allowance for loan losses at period-end	$46,192	$44,072
Loans held-for-investment at period-end	3,372,512	3,282,199
Average loans for period	3,369,599	3,312,664
Net charge-offs/average loans (annualized)	0.18%	0.02%
Allowance for loan losses/period-end loans	1.36%	1.34%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	159.48%	156.24%

Interest-Bearing Deposits in Banks. At March 31, 2017, our interest-bearing deposits in banks were $56.87 million compared to $25.42 million at March 31, 2016 and $50.28 million at December 31, 2016, respectively. At March 31, 2017, interest-bearing deposits in banks included $1.71 million invested in FDIC-insured certificates of deposit, $54.81 million maintained at the Federal Reserve Bank of Dallas and $358 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At March 31, 2017, securities with a fair value of $3.02 billion were classified as securities available-for-sale and securities with an amortized cost of $114 thousand were classified as securities held-to-maturity. As compared to December 31, 2016, the available-for-sale portfolio at March 31, 2017 reflected (i) a decrease of $33.80 million in obligations of U.S. government sponsored enterprises and agencies, (ii) an increase of $237 thousand in obligations of states and political subdivisions, (iii) a decrease of $4.46 million in corporate bonds and other, (iv) an increase of $195.51 million in mortgage-backed securities and (v) a decrease of $49 thousand in U.S. Treasury securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at March 31, 2017 and 2016, and December 31, 2016.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at March 31, 2017 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$10,619	1.13%	$—	—%	$—	—%	$—	—%	$10,619	1.13%
Obligations of U.S. government sponsored enterprises and agencies	29,144	1.15	50,761	1.44	—	—	—	—	79,905	1.34
Obligations of states and political subdivisions	114,484	4.71	642,018	5.12	805,607	4.67	2,404	6.77	1,564,513	4.86
Corporate bonds and other securities	42,980	2.78	4,951	2.13	—	—	—	—	47,931	2.71
Mortgage-backed securities	32,563	2.06	935,627	2.24	291,349	2.57	55,772	3.15	1,315,311	2.35

Total	$229,790	3.36%	$1,633,357	3.35%	$1,096,956	4.11%	$58,176	3.30%	$3,018,279	3.63%

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

As of March 31, 2017, the investment portfolio had an overall tax equivalent yield of 3.63%, a weighted average life of 4.46 years and modified duration of 3.96 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $5.66 billion as of March 31, 2017, as compared to $5.06 billion as of March 31, 2016 and $5.48 billion as of December 31, 2016. Table 9 provides a breakdown of average deposits and rates paid for the three month periods ended March 31, 2017 and 2016.

Table 9 — Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,709,294	—%	$1,652,182	—%
Interest-bearing deposits:
Interest-bearing checking	1,879,024	0.18	1,761,548	0.12
Savings and money market accounts	1,427,760	0.12	1,078,640	0.06
Time deposits under $100,000	220,123	0.17	247,985	0.18
Time deposits of $100,000 or more	282,026	0.31	357,449	0.30

Total interest-bearing deposits	3,808,933	0.17%	3,445,622	0.12%

Total average deposits	$5,518,227		$5,097,804

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $360.26 million, $525.34 million and $445.77 million at March 31, 2017 and 2016 and December 31, 2016, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $448.22 million and $562.57 million in the first quarter of 2017 and 2016, respectively. The weighted average interest rates paid on these borrowings were 0.16% and 0.19% for the first quarters of 2017 and 2016, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $859.35 million, or 12.40% of total assets at March 31, 2017, as compared to $838.61 million, or 12.85% of total assets at March 31, 2016 and $837.89 million, or 12.30% of total assets at December 31, 2016. Included in shareholders’ equity at March 31, 2017 and 2016 and December 31, 2016, were $27.49 million, $68.81 million and $21.49 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the first quarter of 2017, total shareholders’ equity averaged $846.90 million, or 12.36% of average assets, as compared to $823.77 million, or 12.59% of average assets, during the same period in 2016.

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

As of March 31, 2017 and 2016, and December 31, 2016, we had a total capital to risk-weighted assets ratio of 18.72%, 17.47% and 18.45%, a Tier 1 capital to risk-weighted assets ratio of 17.56%, 16.34% and 17.30%; a common equity Tier 1 to risk-weighted assets ratio of 17.56%, 16.34% and 17.30% and a leverage ratio of 10.60%, 10.23% and 10.71%, respectively. The regulatory capital ratios as of March 31, 2017 and 2016, and December 31, 2016 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

As of March 31, 2017 and 2016, and December 31, 2016, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of March 31, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$755,961	18.72%	$373,554	9.25%	$424,035	10.50%	—	N/A
First Financial Bank, N.A	$659,141	16.36%	$372,656	9.25%	$423,015	10.50%	$402,872	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$709,172	17.56%	$292,786	7.25%	$343,266	8.50%	—	N/A
First Financial Bank, N.A	$612,353	15.20%	$292,082	7.25%	$342,441	8.50%	$322,297	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$709,172	17.56%	$232,209	5.75%	$282,690	7.00%	—	N/A
First Financial Bank, N.A	$612,353	15.20%	$231,651	5.75%	$282,010	7.00%	$261,867	6.50%

Leverage Ratio:
Consolidated	$709,172	10.60%	$267,528	4.00%	$267,528	4.00%	—	N/A
First Financial Bank, N.A	$612,353	9.19%	$266,548	4.00%	$266,548	4.00%	$333,185	5.00%

As of March 31, 2016:
Total Capital to Risk-Weighted Assets:
Consolidated	$691,269	17.47%	$341,297	8.625%	$415,492	10.50%	—	N/A
First Financial Bank, N.A	$598,201	15.15%	$340,570	8.625%	$414,607	10.50%	$395,707	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$646,541	16.34%	$262,156	6.625%	$336,351	8.50%	—	N/A
First Financial Bank, N.A	$553,473	14.02%	$261,598	6.625%	$335,635	8.50%	$316,566	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$646,541	16.34%	$202,800	5.125%	$276,995	7.00%	—	N/A
First Financial Bank, N.A	$553,473	14.02%	$202,368	5.125%	$276,405	7.00%	$257,210	6.50%

Leverage Ratio:
Consolidated	$646,541	10.23%	$252,808	4.00%	$252,808	4.00%	—	N/A
First Financial Bank, N.A	$553,473	8.78%	$252,020	4.00%	$252,020	4.00%	$315,025	5.00%

As of December 31, 2016:
Total Capital to Risk-Weighted Assets:
Consolidated	$739,959	18.45%	$345,827	8.625%	$421,007	10.50%	—	N/A
First Financial Bank, N.A	$633,403	15.84%	$344,930	8.625%	$419,915	10.50%	$399,919	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$693,584	17.30%	$265,635	6.625%	$340,815	8.50%	—	N/A
First Financial Bank, N.A	$587,028	14.68%	$264,946	6.625%	$339,931	8.50%	$319,935	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$693,584	17.30%	$205,491	5.125%	$280,671	7.00%	—	N/A
First Financial Bank, N.A	$587,028	14.68%	$204,959	5.125%	$279,943	7.00%	$259,947	6.50%

Leverage Ratio:
Consolidated	$693,584	10.71%	$258,978	4.00%	$258,978	4.00%	—	N/A
First Financial Bank, N.A	$587,028	9.10%	$257,941	4.00%	$257,941	4.00%	$322,426	5.00%

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

As of March 31, 2017, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 2.28% and 4.88%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would also result in a negative variance in net interest income of 4.06% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 100 basis points as of March 31, 2017 remote given current interest rate levels. Our model simulation as of March 31, 2017 indicates that our balance sheet is more liability sensitive in the shorter-term categories. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB, which amounted to $360.26 million at March 31, 2017, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2017 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At March 31, 2017, no amounts were drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.13 billion, at March 31, 2017, secured by portions of our loan portfolio and certain investment securities. At March 31, 2017, there were no amounts outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2015, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2017, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2017. If a balance exists at June 30, 2017, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at March 31, 2017. There was no outstanding balance under the line of credit as of March 31, 2017 or December 31, 2016.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $72.19 million at March 31, 2017, investment securities which totaled $8.60 million at March 31, 2017 and mature over 6 to 13 years, available dividends from our subsidiaries which totaled $138.39 million at March 31, 2017, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of March 31, 2017, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

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

Table 10 – Commitments as of March 31, 2017 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$586,661
Unfunded commitments to extend credit	237,590
Standby letters of credit	27,823

Total commercial commitments	$852,074

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At March 31, 2017, approximately $138.39 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $1.20 million for both of the three-month periods ended March 31, 2017 and 2016, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 44.75% and 41.12% of net earnings for the first three months of 2017 and 2016, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

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

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2016 Annual Report on Form 10-K.

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

FIRST FINANCIAL BANKSHARES, INC.

Date: May 2, 2017	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: May 2, 2017	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and Chief Financial Officer