Form 10-Q
period 2017-06-30
FIRST FINANCIAL BANKSHARES INC
filed 2017-07-28
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2017
Common Stock, $0.01 par value per share	66,170,312

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company” or “we”) at June 30, 2017 and 2016 and December 31, 2016, and the consolidated statements of earnings and comprehensive earnings for the three and six months ended June 30, 2017 and 2016, and the consolidated statements of shareholders’ equity and cash flows for the six months ended June 30, 2017 and 2016, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,		December 31,
ASSETS	2017	2016	2016
	(Unaudited)
CASH AND DUE FROM BANKS	$163,435	$135,092	$204,782
FEDERAL FUNDS SOLD	3,740	2,960	3,130
INTEREST-BEARING DEPOSITS IN BANKS	53,336	67,746	48,574

Total cash and cash equivalents	220,511	205,798	256,486

INTEREST-BEARING TIME DEPOSITS IN BANKS	1,458	2,427	1,707

SECURITIES AVAILABLE-FOR-SALE, at fair value	2,964,513	2,795,356	2,860,837

SECURITIES HELD-TO-MATURITY (fair value of $107, $141 and $124 at June 30, 2017 and 2016, and December 31, 2016, respectively)	105	137	121

LOANS:
Held for investment	3,439,352	3,283,655	3,357,307
Less - allowance for loan losses	(47,410)	(45,060)	(45,779)

Net loans held for investment	3,391,942	3,238,595	3,311,528
Held for sale	18,327	25,733	26,898

Net loans	3,410,269	3,264,328	3,338,426

BANK PREMISES AND EQUIPMENT, net	123,620	122,326	122,685
INTANGIBLE ASSETS	143,120	143,930	143,603
OTHER ASSETS	83,796	80,688	86,066

Total assets	$6,947,392	$6,614,990	$6,809,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,856,439	$1,644,812	$1,717,722
INTEREST-BEARING DEPOSITS	3,770,170	3,411,477	3,760,817

Total deposits	5,626,609	5,056,289	5,478,539

DIVIDENDS PAYABLE	12,572	11,891	11,897
BORROWINGS	379,324	556,924	445,770
OTHER LIABILITIES	41,445	123,728	35,840

Total liabilities	6,059,950	5,748,832	5,972,046

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 120,000,000 shares; 66,170,312, 66,059,912, and 66,094,695 shares issued at June 30, 2017 and 2016, and December 31, 2016, respectively)	662	661	661
Capital surplus	374,391	370,601	372,245
Retained earnings	476,912	418,053	446,534
Treasury stock (shares at cost: 501,198, 516,955, and 507,409 at June 30, 2017 and 2016, and December 31, 2016, respectively)	(6,948)	(6,517)	(6,671)
Deferred compensation	6,948	6,517	6,671
Accumulated other comprehensive earnings	35,477	76,843	18,445

Total shareholders’ equity	887,442	866,158	837,885

Total liabilities and shareholders’ equity	$6,947,392	$6,614,990	$6,809,931

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans	$41,311	$39,942	$80,894	$80,289
Interest on investment securities:
Taxable	8,343	7,130	15,774	14,392
Exempt from federal income tax	11,408	10,745	22,900	21,411
Interest on federal funds sold and interest-bearing deposits in banks	120	64	397	124

Total interest income	61,182	57,881	119,965	116,216

INTEREST EXPENSE:
Interest on deposits	1,930	1,033	3,520	2,086
Other	167	297	340	556

Total interest expense	2,097	1,330	3,860	2,642

Net interest income	59,085	56,551	116,105	113,574

PROVISION FOR LOAN LOSSES	1,725	2,058	3,675	4,386

Net interest income after provision for loan losses	57,360	54,493	112,430	109,188

NONINTEREST INCOME:
Trust fees	5,747	4,726	11,764	9,380
Service charges on deposit accounts	4,883	4,404	9,433	8,818
ATM, interchange and credit card fees	6,598	5,840	12,762	11,521
Real estate mortgage operations	4,188	4,013	7,605	7,153
Net gain on sale of available-for-sale securities (includes $747 and $912 for the three months ended June 30, 2017 and 2016, respectively, and $750 and $914 for the six months ended June 30, 2017 and 2016, respectively, related to accumulated other comprehensive earnings reclassifications)	747	912	750	914
Net gain (loss) on sale of foreclosed assets	(72)	278	(31)	353
Net gain (loss) on sale of assets	(200)	(74)	(196)	439
Interest on loan recoveries	337	629	491	1,261
Other	942	710	1,877	1,419

Total noninterest income	23,170	21,438	44,455	41,258

NONINTEREST EXPENSE:
Salaries and employee benefits	23,465	22,147	46,724	44,737
Net occupancy expense	2,771	2,583	5,370	5,214
Equipment expense	3,665	3,386	7,102	6,766
FDIC insurance premiums	550	818	1,097	1,642
ATM, interchange and credit card expenses	1,803	1,806	3,516	3,492
Professional and service fees	2,025	1,650	3,842	3,215
Printing, stationery and supplies	536	464	974	967
Operational and other losses	574	433	1,559	920
Amortization of intangible assets	165	199	333	398
Other	8,221	7,270	15,409	14,485

Total noninterest expense	43,775	40,756	85,926	81,836

EARNINGS BEFORE INCOME TAXES	36,755	35,175	70,959	68,610
INCOME TAX EXPENSE (includes $261 and $319 for the three months ended June 30, 2017 and 2016, respectively, and $263 and $320 for the six months ended June 30, 2017 and 2016, respectively, related to income tax expense from reclassification items)	8,500	8,366	16,105	16,105

NET EARNINGS	$28,255	$26,809	$54,854	$52,505

EARNINGS PER SHARE, BASIC	$0.43	$0.41	$0.83	$0.80

EARNINGS PER SHARE, ASSUMING DILUTION	$0.43	$0.41	$0.83	$0.79

DIVIDENDS PER SHARE	$0.19	$0.18	$0.37	$0.34

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET EARNINGS	$28,255	$26,809	$54,854	$52,505

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain on investment securities available-for-sale, before income taxes	17,725	19,377	26,953	46,219

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(747)	(912)	(750)	(914)

Total other items of comprehensive earnings	16,978	18,465	26,203	45,305

Income tax expense related to other items of comprehensive earnings	(5,842)	(6,463)	(9,171)	(15,857)

COMPREHENSIVE EARNINGS	$39,391	$38,811	$71,886	$81,953

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

								Accumulated Other Comprehensive Earnings	Total Shareholders’ Equity
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Deferred Compensation
	Shares	Amount			Shares	Amounts
Balances at December 31, 2015	65,990,234	$660	$368,925	$388,006	(520,651)	$(6,296)	$6,296	$47,395	$804,986
Net earnings (unaudited)	—	—	—	52,505	—	—	—	—	52,505
Stock option exercises (unaudited)	62,018	1	935	—	—	—	—	—	936
Restricted stock grant (unaudited)	7,660	—	250	—		—	—	—	250
Cash dividends declared, $0.34 per share (unaudited)	—	—	—	(22,458)	—	—	—	—	(22,458)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	29,448	29,448
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	50	—	—	—	—	—	50
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	3,696	(221)	221	—	—
Stock option expense (unaudited)	—	—	441	—	—	—	—	—	441

Balances at June 30, 2016 (unaudited)	66,059,912	$661	$370,601	$418,053	(516,955)	$(6,517)	$6,517	$76,843	$866,158

Balances at December 31, 2016	66,094,695	$661	$372,245	$446,534	(507,409)	$(6,671)	$6,671	$18,445	$837,885
Net earnings (unaudited)	—	—	—	54,854	—	—	—	—	54,854
Stock option exercises (unaudited)	60,967	1	1,114	—	—	—	—	—	1,115
Restricted stock grant (unaudited)	14,650	—	600	—	—	—	—	—	600
Cash dividends declared, $0.37 per share (unaudited)	—	—	—	(24,476)	—	—	—	—	(24,476)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	17,032	17,032
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	6,211	(277)	277	—	—
Stock option expense (unaudited)	—	—	432	—	—	—	—	—	432

Balances at June 30, 2017 (unaudited)	66,170,312	$662	$374,391	$476,912	(501,198)	$(6,948)	$6,948	$35,477	$887,442

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$54,854	$52,505
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,209	5,687
Provision for loan losses	3,675	4,386
Securities premium amortization (discount accretion), net	15,592	13,912
Gain on sale of assets, net	(523)	(1,706)
Deferred federal income tax benefit	(614)	(1,288)
Change in loans held-for-sale	8,572	7,810
Change in other assets	4,210	5,861
Change in other liabilities	5,533	3,843

Total adjustments	42,654	38,505

Net cash provided by operating activities	97,508	91,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing time deposits in banks	249	1,068
Activity in available-for-sale securities:
Sales	36,971	13,382
Maturities	604,582	2,151,678
Purchases	(741,922)	(2,132,087)
Activity in held-to-maturity securities - maturities	17	141
Net increase in loans	(85,212)	30,500
Purchases of bank premises and equipment and other assets	(7,705)	(12,130)
Proceeds from sale of other assets	599	2,170

Net cash provided by (used in) investing activities	(192,421)	54,722

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	138,717	(101,140)
Net increase (decrease) in interest-bearing deposits	9,353	(32,740)
Net decrease in borrowings	(66,446)	(58,751)
Common stock transactions:
Proceeds from stock issuances	1,115	936
Dividends paid	(23,801)	(21,125)

Net cash provided by (used in) financing activities	58,938	(212,820)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,975)	(67,088)

CASH AND CASH EQUIVALENTS, beginning of period	256,486	272,886

CASH AND CASH EQUIVALENTS, end of period	$220,511	$205,798

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$3,921	$2,599
Federal income tax paid	13,348	13,874
Transfer of loans and bank premises to other real estate owned	1,916	1,692
Investment securities purchased but not settled	4,325	62,124
Restricted stock grant to officers and directors	600	250

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of June 30, 2017, we had 69 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Conroe, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas. Our trust subsidiary has seven locations which are located in Abilene, Fort Worth, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016. All adjustments were of a normal recurring nature. However, the results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U.S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with the current or any prior evaluations.

Note 2 - Stock Repurchase

On July 25, 2017, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. Previously, the Board had authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The stock buyback plan authorizes management to repurchase the stock at such time as repurchases are considered beneficial to shareholders. Any repurchase of stock will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through July 28, 2017, no shares were repurchased under this authorization or the previous authorization.

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months and six months ended June 30, 2017 and 2016, the Company assumes that all dilutive outstanding options to purchase common stock have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options and the restricted stock is reflected by application of the treasury stock method, whereby the proceeds from exercised options and restricted stock are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended June 30, 2017 and 2016 were 66,100,089 and 66,016,562 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the six months ended June 30, 2017 and 2016 were 66,086,817 and 65,995,560 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended June 30, 2017 and 2016 were 66,344,943 and 66,138,275 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the six months ended June 30, 2017 and 2016 were 66,362,191 and 66,153,579 shares, respectively.

Note 4 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $1,458,000, $2,427,000 and $1,707,000 at June 30, 2017 and 2016 and December 31, 2016, respectively, and have original maturities generally ranging from one to two years.

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

The Company’s investment portfolio consists of U.S. Treasury securities, obligations of U.S. government sponsored enterprises and agencies, obligations of states and political subdivisions, mortgage pass-through securities, corporate bonds and general obligation or revenue based municipal bonds. Pricing for such securities is generally readily available and transparent in the market. The Company utilizes independent third-party pricing services to value its investment securities, which the Company reviews as well as the underlying pricing methodologies for reasonableness and to ensure such prices are aligned with pricing matrices. The Company validates quarterly, on a sample basis, prices supplied by the independent pricing services by comparison to prices obtained from other third-party sources.

A summary of the Company’s available-for-sale securities follows (in thousands):

	June 30, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$10,578	$—	$(5)	$10,573
Obligations of U.S. government sponsored enterprises and agencies	73,666	60	(21)	73,705
Obligations of states and political subdivisions	1,476,714	58,707	(3,548)	1,531,873
Corporate bonds and other	30,079	163	(2)	30,240
Residential mortgage-backed securities	971,557	8,083	(4,558)	975,082
Commercial mortgage-backed securities	342,651	1,202	(813)	343,040

Total securities available-for-sale	$2,905,245	$68,215	$(8,947)	$2,964,513

	June 30, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$10,721	$90	$—	$10,811
Obligations of U.S. government sponsored enterprises and agencies	121,174	1,178	—	122,352
Obligations of states and political subdivisions	1,418,342	97,980	(10)	1,516,312
Corporate bonds and other	71,687	1,723	—	73,410
Residential mortgage-backed securities	787,451	18,928	(606)	805,773
Commercial mortgage-backed securities	261,662	5,068	(32)	266,698

Total securities available-for-sale	$2,671,037	$124,967	$(648)	$2,795,356

	December 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$10,649	$19	$—	$10,668
Obligations of U.S. government sponsored enterprises and agencies	113,450	253	—	113,703
Obligations of states and political subdivisions	1,534,095	40,194	(10,013)	1,564,276
Corporate bonds and other	51,920	476	(3)	52,393
Residential mortgage-backed securities	848,614	8,260	(5,513)	851,361
Commercial mortgage-backed securities	269,044	622	(1,230)	268,436

Total securities available-for-sale	$2,827,772	$49,824	$(16,759)	$2,860,837

Disclosures related to the Company’s held-to-maturity securities, which totaled $105,000, $137,000 and $121,000 at June 30, 2017 and 2016, and December 31, 2016, respectively, have not been presented due to insignificance.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at June 30, 2017 were computed by using scheduled amortization of balances and historical prepayment rates. At June 30, 2017 and 2016, and December 31, 2016, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2017, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$177,217	$178,504
Due after one year through five years	671,763	700,451
Due after five years through ten years	740,378	765,419
Due after ten years	1,679	2,017
Mortgage-backed securities	1,314,208	1,318,122

Total	$2,905,245	$2,964,513

The following tables disclose, as of June 30, 2017 and 2016, and December 31, 2016, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$10,321	$5	$—	$—	$10,321	$5
Obligations of U.S. government sponsored enterprises and agencies	30,062	21	—	—	30,062	21
Obligations of states and political subdivisions	110,706	1,906	37,851	1,642	148,557	3,548
Corporate bonds and other	241	2	—	—	241	2
Residential mortgage-backed securities	422,087	3,387	60,410	1,171	482,497	4,558
Commercial mortgage-backed securities	150,805	745	20,120	68	170,925	813

Total	$724,222	$6,066	$118,381	$2,881	$842,603	$8,947

	Less than 12 Months		12 Months or Longer		Total
June 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$5,959	$7	$745	$3	$6,704	$10
Residential mortgage-backed securities	16,085	14	60,360	592	76,445	606
Commercial mortgage-backed securities	—	—	14,152	32	14,152	32

Total	$22,044	$21	$75,257	$627	$97,301	$648

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$446,052	$9,997	$1,209	$16	$447,261	$10,013
Corporate bonds and other	244	3	—	—	244	3
Residential mortgage-backed securities	372,331	4,532	33,227	981	405,558	5,513
Commercial mortgage-backed securities	193,495	1,180	13,263	50	206,758	1,230

Total	$1,012,122	$15,712	$47,699	$1,047	$1,059,821	$16,759

The number of investments in an unrealized loss position totaled 215 at June 30, 2017. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2017 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At June 30, 2017, 81.61% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 33.14% are guaranteed by the Texas Permanent School Fund.

At June 30, 2017, $1,865,800,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended June 30, 2017 and 2016, sales of investment securities that were classified as available-for-sale totaled $30,791,000 and $12,829,000, respectively. Gross realized gains from security sales during the second quarter of 2017 and 2016 totaled $795,000 and $912,000, respectively. Gross realized losses from security sales during the second quarter of 2017 totaled $48,000. There were no gross realized losses during the second quarter of 2016. During the six months ended June 30, 2017 and 2016, sale of investment securities were classified as available-for-sale totaled $36,971,000 and $13,382,000, respectively. Gross realized gains from security sales during the six-month period ended June 30, 2017 and 2016 totaled $800,000 and $919,000, respectively. Gross realized losses from security sales during the six-month periods ended June 30, 2017 and 2016 totaled $50,000 and $5,000, respectively.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2017 and 2016, and December 31, 2016, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of June 30, 2017 and 2016, and December 31, 2016, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at June 30, 2017 and 2016, and December 31, 2016, was $889,000, $1,654,000 and $1,256,000, respectively, compared to a contractual balance of $1,174,290, $2,362,000, and $1,865,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	June 30,		December 31,
	2017	2016	2016
Commercial	$668,049	$661,659	$674,410
Agricultural	77,342	80,812	84,021
Real estate	2,271,100	2,154,388	2,189,844
Consumer	422,861	386,796	409,032

Total loans held-for-investment	$3,439,352	$3,283,655	$3,357,307

Loans held for sale totaled $18,327,000, $25,733,000 and $26,898,000 at June 30, 2017 and 2016, and December 31, 2016, respectively, which are valued using the lower of cost or fair value.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	June 30,		December 31,
	2017	2016	2016
Non-accrual loans*	$21,489	$38,904	$27,371
Loans still accruing and past due 90 days or more	314	237	284
Troubled debt restructured loans**	672	961	701

Total	$22,475	$40,102	$28,356

*Includes $889,000, $1,654,000 and $1,256,000 of purchased credit impaired loans as of June 30, 2017 and 2016, and December 31, 2016, respectively.

**Troubled debt restructured loans of $5,417,000, $7,454,000 and $6,863,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at June 30, 2017 and 2016, and December 31, 2016, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

June 30, 2017		June 30, 2016		December 31, 2016
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$21,489	$4,543	$38,904	$7,102	$27,371	$5,012

The Company had $24,720,000, $40,387,000 and $29,000,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at June 30, 2017 and 2016, and December 31, 2016, respectively. Non-accrual loans at June 30, 2017 and 2016, and December 31, 2016, consisted of the following by class of financing receivables (in thousands):

	June 30,		December 31,
	2017	2016	2016
Commercial	$5,404	$17,254	$7,284
Agricultural	61	20	99
Real estate	14,801	20,435	18,754
Consumer	1,223	1,195	1,234

Total	$21,489	$38,904	$27,371

No significant additional funds are committed to be advanced in connection with impaired loans as of June 30, 2017.

The Company’s impaired loans and related allowance as of June 30, 2017 and 2016, and December 31, 2016, are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

June 30, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to- Date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$9,362	$708	$4,696	$5,404	$1,683	$13,590	$7,985
Agricultural	66	—	61	61	17	69	66
Real Estate	19,071	3,755	11,046	14,801	2,369	17,769	15,473
Consumer	1,432	309	914	1,223	474	1,457	1,294

Total	$29,931	$4,772	$16,717	$21,489	$4,543	$32,885	$24,818

*Includes $889,000 of purchased credit impaired loans.

June 30, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to- Date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$19,571	$1,103	$16,151	$17,254	$4,144	$16,970	$17,319
Agricultural	20	—	20	20	20	22	21
Real Estate	25,241	7,427	13,008	20,435	2,565	20,856	21,227
Consumer	1,375	254	941	1,195	373	1,148	1,288

Total	$46,207	$8,784	$30,120	$38,904	$7,102	$38,996	$39,855

*Includes $1,654,000 of purchased credit impaired loans.

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year Average Recorded Investment
Commercial	$13,389	$1,148	$6,136	$7,284	$2,128	$4,921
Agricultural	103	—	99	99	25	50
Real Estate	23,466	6,229	12,525	18,754	2,428	16,170
Consumer	1,421	280	954	1,234	431	914

Total	$38,379	$7,657	$19,714	$27,371	$5,012	$22,055

*Includes $1,256,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $829,000 during the year ended December 31, 2016. Such amounts for the three-month and six-month periods ended June 30, 2017 and 2016 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same, at June 30, 2017 and 2016, and December 31, 2016 (in thousands):

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$627,812	$5,965	$34,272	$—	$668,049
Agricultural	73,727	859	2,756	—	77,342
Real Estate	2,200,067	20,978	50,055	—	2,271,100
Consumer	420,138	197	2,526	—	422,861

Total	$3,321,744	$27,999	$89,609	$—	$3,439,352

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$608,758	$5,027	$47,874	$—	$661,659
Agricultural	77,870	—	2,942	—	80,812
Real Estate	2,080,544	20,852	52,992	—	2,154,388
Consumer	383,818	246	2,732	—	386,796

Total	$3,150,990	$26,125	$106,540	$—	$3,283,655

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$629,756	$5,769	$38,885	$—	$674,410
Agricultural	81,620	715	1,686	—	84,021
Real Estate	2,111,947	18,091	59,806	—	2,189,844
Consumer	406,182	212	2,638	—	409,032

Total	$3,229,505	$24,787	$103,015	$—	$3,357,307

At June 30, 2017 and 2016, and December 31, 2016, the Company’s past due loans are as follows (in thousands):

June 30, 2017	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$3,026	$872	$2,673	$6,571	$661,478	$668,049	$150
Agricultural	633	—	8	641	76,701	77,342	8
Real Estate	12,794	1,713	4,661	19,168	2,251,932	2,271,100	99
Consumer	1,134	414	99	1,647	421,214	422,861	57

Total	$17,587	$2,999	$7,441	$28,027	$3,411,325	$3,439,352	$314

June 30, 2016	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$13,948	$1,032	$937	$15,917	$645,742	$661,659	$—
Agricultural	350	2	—	352	80,460	80,812	—
Real Estate	14,640	984	3,784	19,408	2,134,980	2,154,388	187
Consumer	1,786	262	182	2,230	384,566	386,796	50

Total	$30,724	$2,280	$4,903	$37,907	$3,245,748	$3,283,655	$237

December 31, 2016	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,908	$1,122	$2,220	$7,250	$667,160	$674,410	$10
Agricultural	185	—	—	185	83,836	84,021	—
Real Estate	13,172	1,301	5,268	19,741	2,170,103	2,189,844	272
Consumer	1,845	368	122	2,335	406,697	409,032	2

Total	$19,110	$2,791	$7,610	$29,511	$3,327,796	$3,357,307	$284

*The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses at June 30, 2017 and 2016, and December 31, 2016, by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at June 30, 2017 and 2016, and December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,683	$17	$2,369	$474	$4,543
Loans collectively evaluated for impairment	10,252	1,110	25,654	5,851	42,867

Total	$11,935	$1,127	$28,023	$6,325	$47,410

June 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$4,144	$20	$2,565	$373	$7,102
Loans collectively evaluated for impairment	9,882	1,431	23,079	3,566	37,958

Total	$14,026	$1,451	$25,644	$3,939	$45,060

December 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,128	$25	$2,428	$431	$5,012
Loans collectively evaluated for impairment	9,579	1,076	24,436	5,676	40,767

Total	$11,707	$1,101	$26,864	$6,107	$45,779

Changes in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016, are summarized as follows by portfolio segment (in thousands):

Three months ended June 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,682	$946	$27,279	$6,285	$46,192
Provision for loan losses	(76)	207	1,359	235	1,725
Recoveries	522	2	39	104	667
Charge-offs	(193)	(28)	(654)	(299)	(1,174)

Ending balance	$11,935	$1,127	$28,023	$6,325	$47,410

Three months ended June 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,905	$1,255	$26,099	$3,813	$44,072
Provision for loan losses	2,142	203	(760)	473	2,058
Recoveries	255	5	363	195	818
Charge-offs	(1,276)	(12)	(58)	(542)	(1,888)

Ending balance	$14,026	$1,451	$25,644	$3,939	$45,060

Six months ended June 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,707	$1,101	$26,864	$6,107	$45,779
Provision for loan losses	927	54	2,132	562	3,675
Recoveries	749	8	91	309	1,157
Charge-offs	(1,448)	(36)	(1,064)	(653)	(3,201)

Ending balance	$11,935	$1,127	$28,023	$6,325	$47,410

Six months ended June 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,644	$1,191	$24,375	$3,667	$41,877
Provision for loan losses	2,989	400	71	926	4,386
Recoveries	542	15	1,590	319	2,466
Charge-offs	(2,149)	(155)	(392)	(973)	(3,669)

Ending balance	$14,026	$1,451	$25,644	$3,939	$45,060

The Company’s recorded investment in loans as of June 30, 2017 and 2016, and December 31, 2016 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $889,000, $1,654,000 and $1,256,000 at June 30, 2017 and 2016, and December 31, 2016, respectively, are included in loans individually evaluated for impairment.

June 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$5,404	$61	$14,801	$1,223	$21,489
Loans collectively evaluated for impairment	662,645	77,281	2,256,299	421,638	3,417,863

Total	$668,049	$77,342	$2,271,100	$422,861	$3,439,352

June 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$17,254	$20	$20,435	$1,195	$38,904
Loans collectively evaluated for impairment	644,405	80,792	2,133,953	385,601	3,244,751

Total	$661,659	$80,812	$2,154,388	$386,796	$3,283,655

December 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$7,284	$99	$18,754	$1,234	$27,371
Loan collectively evaluated for impairment	667,126	83,922	2,171,090	407,798	3,329,936

Total	$674,410	$84,021	$2,189,844	$409,032	$3,357,307

The Company’s loans that were modified in the three and six months ended June 30, 2017 and 2016 and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	2	$90	$90	6	$324	$324
Agricultural	—	—	—	—	—	—
Real Estate	1	161	161	2	217	217
Consumer	1	25	25	1	25	25

Total	4	$276	$276	9	$566	$566

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	4	$286	$286	11	$2,926	$2,926
Agricultural	—	—	—	—	—	—
Real Estate	—	—	—	2	463	463
Consumer	2	98	98	4	118	118

Total	6	$384	$384	17	$3,507	$3,507

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$90	$—	$—	$180	$144
Agricultural	—	—	—	—	—	—
Real Estate	—	—	161	—	56	161
Consumer	—	25	—	—	25	—

Total	$—	$115	$161	$—	$261	$305

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$212	$74	$—	$2,449	$477
Agricultural	—	—	—	—	—	—
Real Estate	—	—	—	—	113	350
Consumer	—	39	59	—	43	75

Total	$—	$251	$133	$—	$2,605	$902

During the three months ended June 30, 2016, one loan was modified as troubled debt restructured loan within the previous 12 months and for which there was a payment default. There were no such defaults during the three months ended June 30, 2017. During the six months ended June 30, 2017 and 2016, two and one loans were modified in each six-month period as a troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Six Months Ended June 30, 2017
	Number	Balance
Commercial	1	$53
Agriculture	—	—
Real Estate	1	63
Consumer	—	—

Total	2	$116

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number	Balance	Number	Balance
Commercial	—	$—	—	$—
Agriculture	—	—	—	—
Real Estate	1	350	1	350
Consumer	—	—	—	—

Total	1	$350	1	$350

As of June 30, 2017, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At June 30, 2017, $2,080,527,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At June 30, 2017, $50,000,000 was outstanding under this line of credit.

Note 6 - Borrowings

Borrowings at June 30, 2017 and 2016, and December 31, 2016 consisted of the following (dollars in thousands):

	June 30,		December 31,
	2017	2016	2016
Securities sold under agreements with customers to repurchase	$309,524	$339,799	$360,820
Federal funds purchased	19,800	7,125	9,950
Advances from Federal Home
Loan Bank of Dallas	50,000	210,000	75,000

Total	$379,324	$556,924	$445,770

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

Note 7 - Income Taxes

Income tax expense was $8,500,000 for the second quarter of 2017 as compared to $8,366,000 for the same period in 2016. The Company’s effective tax rates on pretax income were 23.13% and 23.78% for the second quarters of 2017 and 2016, respectively. Income tax expense was $16,105,000 for the six months ended June 30, 2017 as compared to $16,105,000 for the same period in 2016. The Company’s effective tax rates on pretax income were 22.70% and 23.47% for the six months ended June 2017 and 2016, respectively. The effective tax rates differ from the statutory federal tax rate of 35% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan.

Note 8 - Stock Option Plan and Restricted Stock Plan

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. In June 2017, the Company granted 452,450 incentive stock options with an exercise price of $42.35 per share. The fair value of the options was $9.99 per option and was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: risk-free interest rate of 1.89%; expected dividend yield of 1.79%; expected life of 6.40 years; and expected volatility of 26.51%. No options were granted in 2016.

The Company recorded stock option expense totaling $217,000 and $220,000 for the three-month periods ended June 30, 2017 and 2016, respectively. The Company recorded stock option expense totaling $432,000 and $441,000 for the six months ended June 30, 2017 and 2016, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to the amounts being insignificant.

On July 21, 2015, 7,070 restricted stock shares were granted to the ten non-employee directors. Total value of these shares totaled $250,000 and was expensed over the period from grant date to April 26, 2016, the annual shareholders’ meeting at which these director’s term expired. On April 26, 2016, upon re-election of existing directors, 7,660 restricted stock shares with a total value of $250,000 were granted to the ten non-employee directors and was expensed over the period from grant day to April 25, 2017, the annual shareholders’ meeting at which these directors’ term expired. On April 25, 2017, upon re-election of existing directors, 14,650 restricted stock shares with a total value of $600,000 were granted to the ten non-employee directors and is being expensed over the period from the grant date to April 24, 2018, the Company’s next shareholders’ meeting at which the directors’ term expires.

The Company recorded director expense related to these restricted stock grants of $121,000 and $69,000 for the three-month periods ended June 30, 2017 and 2016, respectively. The Company recorded director expense related to these restricted stock grants of $183,000 and $153,000 for the six-month periods ended June 30, 2017 and 2016, respectively.

On October 27, 2015, the Company granted 31,273 restricted stock shares with a total value of $1,060,000 to certain officers that is being expensed over the vesting period of three years. On October 25, 2016, the Company granted 15,405 restricted stock shares with a total value of $560,000 to certain officers that is being expensed over the vesting period of three years. The Company recorded restricted stock expense for officers of $133,000 and $89,000, for the three-month periods ended June 30, 2017 and 2016, respectively. The Company recorded restricted stock expense for officers of $266,000 and $174,000 for the six-month periods ended June 30, 2017 and 2016, respectively.

Note 9 - Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $500,000 in 2016, and has made no contribution through June 30, 2017.

Net periodic benefit costs totaling $84,000 and $82,000 were recorded for the three months ended June 30, 2017 and 2016, respectively. Net periodic benefit costs totaling $168,000 and $165,000 were recorded for the six months ended June 30, 2017 and 2016, respectively.

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

There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three and six months ended June 30, 2017 and 2016, and the year ended December 31, 2016.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and 2016, and December 31, 2016, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,573	$—	$—	$10,573
Obligations of U. S. government sponsored enterprises and agencies	—	73,705	—	73,705
Obligations of states and political subdivisions	—	1,531,873	—	1,531,873
Corporate bonds	—	25,788	—	25,788
Residential mortgage-backed securities	—	975,082	—	975,082
Commercial mortgage-backed securities	—	343,040	—	343,040
Other securities	4,452	—	—	4,452

Total	$15,025	$2,949,488	$—	$2,964,513

June 30, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,811	$—	$—	$10,811
Obligations of U. S. government sponsored enterprises and agencies	—	122,352	—	122,352
Obligations of states and political subdivisions	—	1,516,312	—	1,516,312
Corporate bonds	—	65,550	—	65,550
Residential mortgage-backed securities	—	805,773	—	805,773
Commercial mortgage-backed securities	—	266,698	—	266,698
Other securities	7,860	—	—	7,860

Total	$18,671	$2,776,685	$—	$2,795,356

December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,668	$—	$—	$10,668
Obligations of U. S. government sponsored enterprises and agencies	—	113,703	—	113,703
Obligations of states and political subdivisions	—	1,564,276	—	1,564,276
Corporate bonds	—	47,965	—	47,965
Residential mortgage-backed securities	—	851,361	—	851,361
Commercial mortgage-backed securities	—	268,436	—	268,436
Other securities	4,428	—	—	4,428

Total	$15,096	$2,845,741	$—	$2,860,837

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at June 30, 2017:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data. At June 30, 2017, impaired loans with a carrying value of $21,489,000 were reduced by specific valuation reserves totaling $4,543,000 resulting in a net fair value of $16,946,000.

Loans Held-for-Sale – Loans held-for-sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held-for-sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At June 30, 2017, the Company’s mortgage loans held-for-sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months and six months ended June 30, 2017 and 2016 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended June 30,
	2017	2016
Carrying value of other real estate owned prior to re-measurement	$88	$—
Write-downs included in gain (loss) on sale of other real estate owned	(8)	—

Fair value	$80	$—

	Six Months Ended June 30,
	2017	2016
Carrying value of other real estate owned prior to re-measurement	$88	$—
Write-downs included in gain (loss) on sale of other real estate owned	(8)	—

Fair value	$80	$—

At June 30, 2017 and 2016, and December 31, 2016, other real estate owned totaled $2,023,000, $124,000, and $413,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at June 30, 2017 and 2016, and December 31, 2016, were as follows (in thousands):

	June 30,				December 31,
	2017		2016		2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$163,435	$163,435	$135,092	$135,092	$204,782	$204,782	Level 1
Federal funds sold	3,740	3,740	2,960	2,960	3,130	3,130	Level 1
Interest-bearing deposits in banks	53,336	53,336	67,746	67,746	48,574	48,574	Level 1
Interest-bearing time deposits in banks	1,458	1,458	2,427	2,429	1,707	1,709	Level 2
Available-for-sale Securities	2,964,513	2,964,513	2,795,356	2,795,356	2,860,837	2,860,837	Levels 1 and 2
Held-to-maturity securities	105	107	137	141	121	124	Level 2
Loans	3,410,269	3,466,431	3,264,328	3,269,221	3,338,426	3,361,735	Level 3
Accrued interest receivable	35,600	35,600	33,516	33,516	36,469	36,469	Level 2
Deposits with stated maturities	477,441	478,393	554,753	556,224	508,996	510,304	Level 2
Deposits with no stated maturities	5,149,168	5,149,168	4,501,536	4,501,536	4,969,543	4,969,543	Level 1
Borrowings	379,324	379,324	556,924	556,924	445,770	445,770	Level 2
Accrued interest Payable	164	164	283	283	225	225	Level 2

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

ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 addresses the amortization method for all callable bonds purchased at a premium to par. Under the revised guidance, entities will be required to amortize premiums on callable bonds to the earliest call date. ASU 2017-08 is effective in 2019 although early adoption is permitted. The Company elected to early adopt ASU 2017-08 in the first quarter of 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Results of Operations

Performance Summary. Net earnings for the second quarter of 2017 were $28.26 million compared to $26.81 million for the same quarter in 2016, or a 5.39% increase.

Basic earnings per share for the second quarter of 2017 were $0.43 compared to $0.41 for the same quarter last year. The return on average assets was 1.64% for the second quarter of 2017, as compared to 1.65% for the second quarter of 2016. The return on average equity was 12.94% for the second quarter of 2017 as compared to 12.76% for the second quarter of 2016.

Net earnings for the six-month period ended June 30, 2017 were $54.85 million compared to $52.51 million for the same period in 2016, or a 4.47% increase.

Basic earnings per share for the first six months of 2017 were $0.83 compared to $0.80 for the same period in 2016. The return on average assets was 1.61% for the first six months of 2017, the same percentage for the first six months period in 2016. The return on average equity was 12.84% for the first six months of 2017, as compared to 12.65% a year ago.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $65.59 million for the second quarter of 2017, as compared to $62.72 million for the same period last year. The increase in 2017 compared to 2016 was largely attributable to the increase in interest earning assets, particularly loans and tax-exempt securities. Average earning assets increased $364.01 million for the second quarter of 2017 over the same period in 2016. Average loans and tax-exempt securities increased $122.55 million and $89.19 million, respectively, for the second quarter of 2017 over the same quarter of 2016. Average interest-bearing liabilities increased $199.77 million for the second quarter of 2017, as compared to the same period in 2016. The yield on earning assets decreased two basis points and the rate paid on interest-bearing liabilities increased six basis points for the second quarter of 2017 compared to the second quarter of 2016.

Tax-equivalent net interest income was $129.16 million for the first six months of 2017, as compared to $125.86 million for the same period last year. The increase in 2017 compared to 2016 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $328.44 million for the first six months of 2017 over the same period in 2016. Average loans and tax-exempt securities increased $89.88 million and $95.31 million, respectively, for the first six months of 2017 over the same period of 2016. Average interest-bearing liabilities increased $224.14 million for the first six months of 2017, as compared to the same period in 2016. The yield on earning assets decreased six basis points and the rate paid on interest-bearing liabilities increased four basis points for the first six months of 2017 over the first six months of 2016.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016			Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$12	$45	$57	$137	$136	$273
Taxable investment securities	765	448	1,213	1,019	363	1,382
Tax-exempt investment securities (1)	1,019	(51)	968	2,178	25	2,203
Loans (1) (2)	1,503	(99)	1,404	2,208	(1,543)	665

Interest income	3,299	343	3,642	5,542	(1,019)	4,523

Interest-bearing deposits	126	771	897	237	1,198	1,435
Short-term borrowings	(109)	(21)	(130)	(160)	(57)	(217)

Interest expense	17	750	767	77	1,141	1,218

Net interest income	$3,282	$(407)	$2,875	$5,465	$(2,160)	$3,305

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the second quarter of 2017 was 4.05%, a decrease of seven basis points from the same period in 2016. The continued decrease in our net interest margin in 2017 and 2016 was largely the result of the extended period of historically low levels of short-term interest rates. We have been able to somewhat mitigate the impact of lower short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended June 30,
	2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$50,272	$120	0.96%	$42,860	$63	0.59%
Taxable investment securities (2)	1,494,187	8,343	2.23	1,349,325	7,130	2.11
Tax-exempt investment securities (2)(3)	1,528,760	17,414	4.56	1,439,575	16,446	4.57
Loans (3)(4)	3,418,105	41,814	4.91	3,295,557	40,410	4.93

Total earning assets	6,491,324	$67,691	4.18%	6,127,317	$64,049	4.20%
Cash and due from banks	152,198			144,051
Bank premises and equipment, net	122,980			119,779
Other assets	56,795			53,323
Goodwill and other intangible assets, net	143,361			144,075
Allowance for loan losses	(47,089)			(44,814)

Total assets	$6,919,569			$6,543,731

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,803,412	$1,930	0.20%	$3,388,572	$1,033	0.12%
Short-term borrowings	372,910	167	0.18	587,981	297	0.20

Total interest-bearing liabilities	4,176,322	$2,097	0.20%	3,976,553	$1,330	0.14%

Noninterest-bearing deposits	1,816,380			1,655,091
Other liabilities	51,216			66,946

Total liabilities	6,043,918			5,698,590
Shareholders’ equity	875,651			845,141

Total liabilities and shareholders’ equity	$6,919,569			$6,543,731

Net interest income		$65,594			$62,719

Rate Analysis:
Interest income/earning assets			4.18%			4.20%
Interest expense/earning assets			(0.13)			(0.08)

Net yield on earning assets			4.05%			4.12%

	Six Months Ended June 30,
	2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$93,936	$397	0.85%	$45,317	$124	0.55%
Taxable investment securities (2)	1,431,110	15,774	2.20	1,336,466	14,392	2.15
Tax-exempt investment securities (2)(3)	1,529,183	34,975	4.57	1,433,877	32,772	4.57
Loans (3)(4)	3,393,986	81,877	4.86	3,304,111	81,212	4.94

Total earning assets	6,448,215	$133,023	4.16%	6,119,771	$128,500	4.22%
Cash and due from banks	159,822			151,183
Bank premises and equipment, net	122,887			118,004
Other assets	58,086			54,960
Goodwill and other intangible assets, net	143,447			144,212
Allowance for loan losses	(46,692)			(43,723)

Total assets	$6,885,765			$6,544,407

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,806,157	$3,520	0.19%	$3,417,096	$2,085	0.12%
Short-term borrowings	410,355	340	0.17	575,275	557	0.19

Total interest-bearing liabilities	4,216,512	$3,860	0.18%	3,992,371	$2,642	0.14%
Noninterest-bearing deposits	1,763,133			1,653,637
Other liabilities	44,763			63,944

Total liabilities	6,024,408			5,709,952
Shareholders’ equity	861,357			834,455

Total liabilities and shareholders’ equity	$6,885,765			$6,544,407

Net interest income		$129,163			$125,858

Rate Analysis:
Interest income/earning assets			4.16%			4.22%
Interest expense/earning assets			(0.12)			(0.08)

Net yield on earning assets			4.04%			4.14%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the second quarter of 2017 was $23.17 million, an increase of $1.73 million compared to the same period in 2016. Trust fees increased 21.60 percent to $5.75 million in the second quarter of 2017 compared with $4.73 million in the same quarter last year, due to continued growth in the fair value of trust assets managed to $4.73 billion from $4.11 billion a year ago and an increase in trust account fees. Service charges on deposit accounts increased 10.88 percent to $4.88 million compared with $4.40 million in the same quarter last year due to continued growth in net new accounts. ATM, interchange and credit card fees increased 12.98 percent to $6.60 million compared with $5.84 million in the same quarter last year due to continued growth in debit cards. Real estate mortgage fees increased 4.36 percent in the second quarter of 2017 to $4.19 million compared with $4.01 million in the same quarter a year ago. Interest on loan recoveries decreased $292 thousand in the second quarter of 2017 compared to the same period in 2016.

Noninterest income for the six-month period ended June 30, 2017 was $44.46 million, an increase of $3.20 million compared to the same period in 2016. Trust fees increased 25.42 percent to $11.76 million in the first six months of 2017 compared with $9.38 million in the same period in 2016 due primarily to continued growth in the fair value of trust assets managed to $4.73 billion from $4.11 billion a year ago, an increase of $689 thousand in real estate and lease bonus fees over the same period last year and an increase in trust account fees. Service charges on deposits increased 6.97 percent to $9.43 million compared with $8.82 million in the same period last year due primarily to the continued growth in net new accounts. ATM, interchange and credit card fees increased 10.77 percent to $12.76 million compared with $11.52 million in the same period last year due to continued growth in debit cards. Real estate mortgage fees increased 6.32 percent in the second quarter of 2017 to $7.61 million compared with $7.15 million in the same period a year ago. Gain on sale of available-for-sale securities totaled $750 thousand in the first six months of 2017 compared to $914 thousand in the same period in 2016. Net gains (losses) on the sale of assets decreased $635 thousand due primarily to a $150 thousand loss recorded in 2017 from the pending sale of the Company’s mortgage servicing assets versus a gain on sale of the Weatherford branch building in 2016 of $529 thousand. Interest on loan recoveries decreased $770 thousand for the six-month period ending June 30, 2017 when compared to the same period a year ago.

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

Table 3 - Noninterest Income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Trust fees	$5,747	$1,021	$4,726	$11,764	$2,384	$9,380
Service charges on deposit accounts	4,883	479	4,404	9,433	615	8,818
ATM, interchange and credit card fees	6,598	758	5,840	12,762	1,241	11,521
Real estate mortgage operations	4,188	175	4,013	7,605	452	7,153
Net gain on sale of available-for-sale securities	747	(165)	912	750	(164)	914
Net gain (loss) on sale of foreclosed assets	(72)	(350)	278	(31)	(384)	353
Net gain (loss) on sale of assets	(200)	(126)	(74)	(196)	(635)	439
Interest on loan recoveries	337	(292)	629	491	(770)	1,261
Other:
Check printing fees	43	4	39	81	(5)	86
Safe deposit rental fees	123	6	117	316	5	311
Credit life fees	156	47	109	283	54	229
Brokerage commissions	304	144	160	586	333	253
Miscellaneous income	316	31	285	611	71	540

Total other	942	232	710	1,877	458	1,419

Total Noninterest Income	$23,170	$1,732	$21,438	$44,455	$3,197	$41,258

Noninterest Expense. Total noninterest expense for the second quarter of 2017 was $43.78 million, an increase of $3.02 million compared to the same period in 2016. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the second quarter of 2017 was 49.32%, compared to 48.43% for the same period in 2016.

Salaries and employee benefits for the second quarter of 2017 totaled $23.47 million, an increase of $1.32 million compared to the same period in 2016. The increase was primarily driven by annual merit pay increases that were effective March 1, 2017 and an increase in our profit sharing expenses of $848 thousand over the same quarter in 2016.

All other categories of noninterest expense for the second quarter of 2017 totaled $20.31 million, an increase of $1.70 million compared to the same quarter in 2016. This increase primarily resulted from increases in professional and service fees of $375 thousand, data processing fees of $306 thousand from the implementation of a new Trust technology platform and software amortization and expense of $518 thousand from the write-off of software costs as compared to the same period in 2016.

Total noninterest expense for the first six months of 2017 was $85.93 million, an increase of $4.09 million, compared to $81.84 million in the same period of 2016. Our efficiency ratio for the first six months of 2017 was 49.49%, compared to 48.97% from the same period in 2016.

Salaries and employee benefits for the first six months of 2017 totaled $46.72 million, an increase of $1.99 million compared to the same period in 2016. The increase was primarily driven by annual pay increases that were effective March 1, 2017 and an increase in our profit sharing expense over the same period in 2016.

All other categories of noninterest expense for the first six months of 2017 totaled $39.20 million, an increase of approximately $2.10 million, as compared to the same period in 2016. The increase primarily resulted from increases in operational and other losses of $639 thousand, professional and services fees of $627 thousand, data processing fees of $333 thousand from the implementation of a new trust technology platform and software amortization and expense of $507 thousand from the write-off of software costs as compared to the same period in 2016.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Salaries	$18,295	$640	$17,655	$35,855	$1,118	$34,737
Medical	1,906	(292)	2,198	4,075	(151)	4,226
Profit sharing	957	848	109	1,983	829	1,154
Pension	84	2	82	168	3	165
401(k) match expense	617	25	592	1,226	23	1,203
Payroll taxes	1,256	54	1,202	2,719	82	2,637
Stock option and stock grant expense	350	41	309	698	83	615

Total salaries and employee benefits	23,465	1,318	22,147	46,724	1,987	44,737

Net occupancy expense	2,771	188	2,583	5,370	156	5,214
Equipment expense	3,665	279	3,386	7,102	336	6,766
FDIC assessment fees	550	(268)	818	1,097	(545)	1,642
ATM, interchange and credit card expense	1,803	(3)	1,806	3,516	24	3,492
Professional and service fees	2,025	375	1,650	3,842	627	3,215
Printing, stationery and supplies	536	72	464	974	7	967
Operational and other losses	574	141	433	1,559	639	920
Amortization of intangible assets	165	(34)	199	333	(65)	398

Other:
Data processing fees	416	306	110	546	333	213
Postage	413	24	389	833	17	816
Advertising	893	(24)	917	1,755	23	1,732
Correspondent bank service charges	231	(8)	239	448	(38)	486
Telephone	782	(92)	874	1,567	(38)	1,605
Public relations and business development	683	63	620	1,364	114	1,250
Directors’ fees	404	66	338	738	39	699
Audit and accounting fees	408	(15)	423	862	(38)	900
Legal fees	472	37	435	1,098	45	1,053
Regulatory exam fees	292	9	283	584	18	566
Software amortization and expense	995	518	477	1,495	507	988
Travel	345	6	339	617	11	606
Courier expense	215	(2)	217	420	17	403
Other real estate	65	(36)	101	88	(54)	142
Other miscellaneous expense	1,607	99	1,508	2,994	(32)	3,026

Total other	8,221	951	7,270	15,409	924	14,485

Total Noninterest Expense	$43,775	$3,019	$40,756	$85,926	$4,090	$81,836

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of June 30, 2017, total loans held for investment were $3.44 billion, an increase of $82.05 million, as compared to December 31, 2016 balances. As compared to December 31, 2016, commercial loans decreased $6.36 million, agricultural loans decreased $6.68 million, real estate loans increased $81.26 million, and consumer loans increased $13.83 million. Loans averaged $3.42 billion during the second quarter of 2017, an increase of $122.55 million from the prior year second quarter average balances. Loans averaged $3.39 billion during the six-month period ended June 30, 2017, an increase of $89.88 million from the prior year six-month average balances.

Table 5 - Composition of Loans (in thousands):

	June 30,		December 31, 2016
	2017	2016
Commercial	$668,049	$661,659	$674,410
Agricultural	77,342	80,812	84,021
Real estate	2,271,100	2,154,388	2,189,844
Consumer	422,861	386,796	409,032

Total loans held-for-investment	$3,439,352	$3,283,655	$3,357,307

At June 30, 2017, our real estate loans represent approximately 66.03% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 45.44%, (ii) commercial real estate loans of 24.39%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 16.71%, (iv) residential development and construction loans of 7.67%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 5.79%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $18.33 million, $25.73 million, and $26.90 million at June 30, 2017 and 2016, and December 31, 2016 respectively, which are valued using the lower of cost or market method.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $24.72 million at June 30, 2017, as compared to $40.39 million at June 30, 2016 and $29.00 million at December 31, 2016. As a percent of loans and foreclosed assets, these assets were 0.71% at June 30, 2017, as compared to 1.22% at June 30, 2016 and 0.86% at December 31, 2016. As a percent of total assets, these assets were 0.36% at June 30, 2017, as compared to 0.61% at June 30, 2016 and 0.43% at December 31, 2016. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at June 30, 2017.

Supplemental Oil and Gas Information. As of June 30, 2017, the Company’s exposure to the oil and gas industry totaled 2.03% of gross loans, or $70.19 million, down $8.30 million from December 31, 2016 year-end levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 3.52%, (ii) oil and gas field servicing loans of 7.98%, (iii) real estate loans of 43.96%, (iv) accounts receivable and inventory of 25.52% and (v) other of 19.02%. As oil and gas prices have fluctuated in the upper $40 to lower $50 per barrel range, several of our credits continue to experience stress. The Company instituted additional monitoring procedures for these loans and classified, downgraded and charged-off loans as appropriate. The following oil and gas information is as of and for the quarters ended June 30, 2017 and 2016, and December 31, 2016:

	June 30,		December 31, 2016
	2017	2016
Oil and gas related loans	$70,187	$87,857	$78,483
Oil and gas related loans as a % of total loans	2.03%	2.65%	2.32%
Classified oil and gas related loans	$24,404	$32,674	$32,518
Nonaccrual oil and gas related loans	2,860	5,763	4,092
Net charge-offs for oil and gas related Loans for quarter/year then ended	50	419	1,145
Allowance for oil and gas related loans as a % of oil and gas loans	7.24%	6.57%	6.28%

Table 6 - Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	June 30,		December 31, 2016
	2017	2016
Non-accrual loans*	$21,489	$38,904	$27,371
Loans still accruing and past due 90 days or more	314	237	284
Troubled debt restructured loans**	672	961	701

Nonperforming Loans	22,475	40,102	28,356
Foreclosed assets	2,245	285	644

Total nonperforming assets	$24,720	$40,387	$29,000

As a % of loans and foreclosed assets	0.71%	1.22%	0.86%
As a % of total assets	0.36%	0.61%	0.43%

*Includes $889 thousand, $1.65 million and $1.26 million of purchased credit impaired loans as of June 30, 2017 and 2016, and December 31, 2016, respectively.

**Other troubled debt restructured loans of $5.42 million, $7.45 million and $6.86 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at June 30, 2017 and 2016, and December 31, 2016, respectively.

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

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $1.73 million for the second quarter of 2017, as compared to $2.06 million for the second quarter of 2016. The provision for loan losses was $3.68 million for the six-month period ended 2017 as compared to $4.39 million for the same period in 2016. The continued provision for loan losses in 2017 and 2016 reflects the growth in the loan portfolio, the continued levels of gross charge-offs, as well as the continued economic effects related to the oil and gas industry. As a percent of average loans, net loan charge-offs were 0.06% for the second quarter of 2017, as compared to 0.13% for the second quarter of 2016. As a percent of average loans, net loan charge-offs were 0.12% for the first six months of 2017, as compared to 0.07% for the first six months of 2016. The allowance for loan losses as a percent of loans was 1.37% as of June 30, 2017, as compared to 1.36% as of June 30, 2016 and 1.35% as of December 31, 2016. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Allowance for loan losses at period-end	$47,410	$45,060	$47,410	$45,060
Loans held for investment at period-end	3,439,352	3,283,655	3,439,352	3,283,655
Average loans for period	3,418,105	3,295,557	3,393,986	3,304,111
Net charge-offs/average loans (annualized)	0.06%	0.13%	0.12%	0.07%
Allowance for loan losses/period-end loans	1.37%	1.36%	1.37%	1.36%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	210.95%	112.36%	210.95%	112.36%

Interest-Bearing Deposits in Banks. At June 30, 2017, our interest-bearing deposits in banks were $54.79 million compared to $70.17 million at June 30, 2016 and $50.28 million at December 31, 2016, respectively. At June 30, 2017, interest-bearing deposits in banks included $1.46 million invested in FDIC-insured certificates of deposit, $52.46 million maintained at the Federal Reserve Bank of Dallas and $870 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At June 30, 2017, securities with a fair value of $2.96 billion were classified as securities available-for-sale and securities with an amortized cost of $105 thousand were classified as securities held-to-maturity. As compared to December 31, 2016, the available-for-sale portfolio at June 30, 2017 reflected (i) a decrease of $95 thousand in U.S. Treasury securities (ii) a decrease of $40.00 million in obligations of U.S. government sponsored enterprises and agencies, (iii) a decrease of $32.40 million in obligations of states and political subdivisions, (iv) a decrease of $22.15 million in corporate bonds and other, and (v) an increase of $198.33 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at June 30, 2017 and 2016, and December 31, 2016.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at June 30, 2017 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$10,573	1.14%	$—	—%	$—	—%	$—	—%	$10,573	1.14%
Obligations of U.S. government sponsored enterprises and agencies	28,038	1.12	45,667	1.46	—	—	—	—	73,705	1.33
Obligations of states and political subdivisions	109,894	4.78	654,543	5.10	765,419	4.71	2,017	6.86	1,531,873	4.88
Corporate bonds and other securities	29,999	2.62	241	1.14	—	—	—	—	30,240	2.60
Mortgage-backed securities	29,239	1.97	1,007,816	2.27	281,067	2.59	—	—	1,318,122	2.33

Total	$207,743	3.39%	$1,708,267	3.33%	$1,046,486	4.14%	$2,017	6.86%	$2,964,513	3.62%

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

As of June 30, 2017, the investment portfolio had an overall tax equivalent yield of 3.62%, a weighted average life of 4.20 years and modified duration of 3.76 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $5.63 billion as of June 30, 2017, as compared to $5.06 billion as of June 30, 2016 and $5.48 billion as of December 31, 2016. Table 9 provides a breakdown of average deposits and rates paid for the three and six months periods ended June 30, 2017 and 2016.

Table 9 - Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended June 30,
	2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,816,380	—%	$1,655,091	—%
Interest-bearing deposits:
Interest-bearing checking	1,889,467	0.24	1,686,456	0.11
Savings and money market accounts	1,426,998	0.13	1,129,430	0.07
Time deposits under $100,000	215,112	0.17	241,753	0.18
Time deposits of $100,000 or more	271,835	0.32	330,933	0.31

Total interest-bearing deposits	3,803,412	0.20%	3,388,572	0.12%

Total average deposits	$5,619,792		$5,043,663

	Six Months Ended June 30,
	2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,763,133	—%	$1,653,637	—%

Interest-bearing deposits:
Interest-bearing checking	1,884,274	0.21	1,724,002	0.12
Savings and money market accounts	1,427,377	0.13	1,104,035	0.06
Time deposits under $100,000	217,604	0.17	244,868	0.18
Time deposits of $100,000 or more	276,902	0.31	344,191	0.30

Total interest-bearing deposits	3,806,157	0.19%	3,417,096	0.12%

Total average deposits	$5,569,290		$5,070,733

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $379.32 million, $556.92 million and $445.77 million at June 30, 2017 and 2016 and December 31, 2016, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $372.91 million and $587.98 million in the second quarter of 2017 and 2016, respectively. The weighted average interest rates paid on these borrowings were 0.18% and 0.20% for the second quarters of 2017 and 2016, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $410.36 million and $575.28 million for the six-month periods ended June 30, 2017 and 2016, respectively. The weighted average interest rate paid on these short-term borrowings was 0.17% and 0.19% for the first six months of 2017 and 2016, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $887.48 million, or 12.77% of total assets at June 30, 2017, as compared to $866.16 million, or 13.09% of total assets at June 30, 2016 and $837.89 million, or 12.30% of total assets at December 31, 2016. Included in shareholders’ equity at June 30, 2017 and 2016 and December 31, 2016, were $38.52 million, $80.81 million and $21.49 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the second quarter of 2017, total shareholders’ equity averaged $875.65 million, or 12.65% of average assets, as compared to $845.14 million, or 12.92% of average assets, during the same period in 2016. For the six months ended June 30, 2017, total shareholders’ equity averaged $861.36 million, or 12.51%, as compared to $834.46 million or 12.75% of total assets during the same period in 2016.

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

As of June 30, 2017 and 2016, and December 31, 2016, we had a total capital to risk-weighted assets ratio of 18.97%, 17.79% and 18.45%, a Tier 1 capital to risk-weighted assets ratio of 17.79%, 16.64% and 17.30%; a common equity Tier 1 to risk-weighted assets ratio of 17.79%, 16.64% and 17.30% and a leverage ratio of 10.79%, 10.50% and 10.71%, respectively. The regulatory capital ratios as of June 30, 2017 and 2016, and December 31, 2016 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

As of June 30, 2017 and 2016, and December 31, 2016, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of June 30, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$774,723	18.97%	$377,756	9.25%	$428,804	10.50%	—	N/A
First Financial Bank, N.A	$663,876	16.30%	$376,798	9.25%	$427,717	10.50%	$407,349	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$726,705	17.79%	$296,079	7.25%	$347,127	8.50%	—	N/A
First Financial Bank, N.A	$615,858	15.12%	$295,328	7.25%	$346,247	8.50%	$325,879	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$726,705	17.79%	$234,821	5.75%	$285,869	7.00%	—	N/A
First Financial Bank, N.A	$615,858	15.12%	$234,226	5.75%	$285,144	7.00%	$264,777	6.50%

Leverage Ratio:
Consolidated	$726,705	10.79%	$269,410	4.00%	$269,410	4.00%	—	N/A
First Financial Bank, N.A	$615,858	9.17%	$268,499	4.00%	$268,499	4.00%	$335,623	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of June 30, 2016:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets
Consolidated	$708,286	17.79%	$343,432	8.625%	$418,091	10.50%	—	N/A
First Financial Bank, N.A	$625,705	15.75%	$342,645	8.625%	$417,133	10.50%	$397,270	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$662,556	16.64%	$263,795	6.625%	$338,454	8.50%	—	N/A
First Financial Bank, N.A	$579,975	14.60%	$263,191	6.625%	$337,679	8.50%	$317,816	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	$662,556	16.64%	$204,068	5.125%	$278,727	7.00%	—	N/A
First Financial Bank, N.A	$579,975	14.60%	$203,601	5.125%	$278,089	7.00%	$258,225	6.50%

Leverage Ratio
Consolidated	$662,556	10.50%	$252,053	4.00%	$252,053	4.00%	—	N/A
First Financial Bank, N.A	$579,975	9.22%	$251,604	4.00%	$251,604	4.00%	$314,505	5.00%

As of December 31, 2016:
Total Capital to Risk-Weighted Assets:
Consolidated	$739,959	18.45%	$345,827	8.625%	$421,007	10.50%	—	N/A
First Financial Bank, N.A	$633,403	15.84%	$344,930	8.625%	$419,915	10.50%	$399,919	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$693,584	17.30%	$265,635	6.625%	$340,815	8.50%	—	N/A
First Financial Bank, N.A	$587,028	14.68%	$264,946	6.625%	$339,931	8.50%	$319,935	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$693,584	17.30%	$205,491	5.125%	$280,671	7.00%	—	N/A
First Financial Bank, N.A	$587,028	14.68%	$204,959	5.125%	$279,943	7.00%	$259,947	6.50%

Leverage Ratio:
Consolidated	$693,584	10.71%	$258,978	4.00%	$258,978	4.00%	—	N/A
First Financial Bank, N.A	$587,028	9.10%	$257,941	4.00%	$257,941	4.00%	$322,426	5.00%

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

As of June 30, 2017, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 1.80% and 4.33%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 3.50% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 100 basis points as of June 30, 2017 remote given the Federal Reserves proposed rate increase. Our model simulation as of June 30, 2017 indicates that our balance sheet is more liability sensitive in the short-term categories. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB (see below), which amounted to $50.00 million at June 30, 2017, and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2019 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At June 30, 2017, no amounts were drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.12 billion, at June 30, 2017, secured by portions of our loan portfolio and certain investment securities. At June 30, 2017, $50.00 million was outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2017, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2019, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2019. If a balance exists at June 30, 2019, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at June 30, 2017. There was no outstanding balance under the line of credit as of June 30, 2017 or December 31, 2016.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $102.54 million at June 30, 2017, investment securities which totaled $8.62 million at June 30, 2017 and mature over 6 to 13 years, available dividends from our subsidiaries which totaled $141.73 million at June 30, 2017, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of June 30, 2017, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

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

Table 10 - Commitments as of June 30, 2017 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$523,211
Unfunded commitments to extend credit	261,789
Standby letters of credit	29,840

Total commercial commitments	$814,840

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At June 30, 2017, approximately $141.73 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $27.20 million and $2.40 million for the six-month periods ended June 30, 2017 and 2016, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 44.62% and 42.77% of net earnings for the first six months of 2017 and 2016, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

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

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report:

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 28, 2015).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010)++

10.2	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).++

10.3	—	Loan agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.4	—	First Amendment to Loan Agreement, dated June 30, 2015, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2015).

10.5	—	2015 Restricted Stock Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 2, 2015).++

10.6	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed August 26, 2016).++

10.7	—	Second Amendment to Loan Agreement, dated June 30, 2017, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2017).

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

FIRST FINANCIAL BANKSHARES, INC.

Date: July 28, 2017	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: July 28, 2017	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer