Form 10-Q
period 2017-09-30
FIRST FINANCIAL BANKSHARES INC
filed 2017-10-31
CIK 36029

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2017
Common Stock, $0.01 par value per share	66,226,057

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The consolidated balance sheets of First Financial Bankshares, Inc. (the “Company” or “we”) at September 30, 2017 and 2016 and December 31, 2016, and the consolidated statements of earnings and comprehensive earnings for the three and nine months ended September 30, 2017 and 2016, and the consolidated statements of shareholders’ equity and cash flows for the nine months ended September 30, 2017 and 2016, follow on pages 4 through 8.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	Septembere 30,		December 31,
	2017	2016	2016
ASSETS	(Unaudited)
CASH AND DUE FROM BANKS	$177,615	$166,981	$204,782
FEDERAL FUNDS SOLD	—	3,400	3,130
INTEREST-BEARING DEPOSITS IN BANKS	166,820	117,334	48,574

Total cash and cash equivalents	344,435	287,715	256,486

INTEREST-BEARING TIME DEPOSITS IN BANKS	1,458	1,707	1,707

SECURITIES AVAILABLE-FOR-SALE, at fair value	2,885,483	2,729,030	2,860,837

SECURITIES HELD-TO-MATURITY (fair value of $133 and $124 at September 30, 2016, and December 31, 2016, respectively)	—	129	121

LOANS:
Held for investment	3,472,227	3,337,793	3,357,307
Less - allowance for loan losses	(47,922)	(45,298)	(45,779)

Net loans held for investment	3,424,305	3,292,495	3,311,528
Held for sale	19,119	31,591	26,898

Net loans	3,443,424	3,324,086	3,338,426

BANK PREMISES AND EQUIPMENT, net	125,668	122,725	122,685
INTANGIBLE ASSETS	141,355	143,729	143,603
OTHER ASSETS	67,341	77,615	86,066

Total assets	$7,009,164	$6,686,736	$6,809,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

NONINTEREST-BEARING DEPOSITS	$1,949,174	$1,702,993	$1,717,722
INTEREST-BEARING DEPOSITS	3,748,286	3,532,471	3,760,817

Total deposits	5,697,460	5,235,464	5,478,539

DIVIDENDS PAYABLE	12,580	11,891	11,897
BORROWINGS	351,435	513,759	445,770
OTHER LIABILITIES	41,133	57,678	35,840

Total liabilities	6,102,608	5,818,792	5,972,046

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock - ($0.01 par value, authorized 120,000,000 shares; 66,223,957, 66,063,285, and 66,094,695 shares issued at September 30, 2017 and 2016, and December 31, 2016, respectively)	662	661	661
Capital surplus	376,286	371,170	372,245
Retained earnings	493,706	431,765	446,534
Treasury stock (shares at cost: 498,459, 510,955, and 507,409 at September 30, 2017 and 2016, and December 31, 2016, respectively)	(7,028)	(6,566)	(6,671)
Deferred compensation	7,028	6,566	6,671
Accumulated other comprehensive earnings	35,902	64,348	18,445

Total shareholders’ equity	906,556	867,944	837,885

Total liabilities and shareholders’ equity	$7,009,164	$6,686,736	$6,809,931

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS - (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans	$42,749	$40,411	$123,643	$120,700
Interest on investment securities:
Taxable	8,074	6,775	23,848	21,167
Exempt from federal income tax	11,091	10,808	33,991	32,220
Interest on federal funds sold and interest-bearing deposits in banks	640	99	1,037	222

Total interest income	62,554	58,093	182,519	174,309

INTEREST EXPENSE:
Interest on deposits	2,228	1,112	5,748	3,197
Other	638	254	978	811

Total interest expense	2,866	1,366	6,726	4,008

Net interest income	59,688	56,727	175,793	170,301

PROVISION FOR LOAN LOSSES	1,415	3,833	5,090	8,219

Net interest income after provision for loan losses	58,273	52,894	170,703	162,082

NONINTEREST INCOME:
Trust fees	6,040	5,066	17,804	14,446
Service charges on deposit accounts	5,083	4,796	14,517	13,614
ATM, interchange and credit card fees	6,340	6,000	19,102	17,521
Real estate mortgage operations	3,891	4,697	11,496	11,849
Net gain on sale of available-for-sale securities (includes $1,075 and $239 for the three months ended September 30, 2017 and 2016, respectively, and $1,825 and $1,153 for the nine months ended September 30, 2017 and 2016, respectively, related to accumulated other comprehensive earnings reclassifications)	1,075	239	1,825	1,153
Net gain (loss) on sale of foreclosed assets	(11)	(10)	(42)	343
Net gain (loss) on sale of assets	(15)	(168)	(211)	271
Interest on loan recoveries	405	709	896	1,970
Other	1,452	823	3,328	2,243

Total noninterest income	24,260	22,152	68,715	63,410

NONINTEREST EXPENSE:
Salaries and employee benefits	24,143	22,931	70,867	67,668
Net occupancy expense	2,711	2,672	8,081	7,886
Equipment expense	3,294	3,420	10,397	10,186
FDIC insurance premiums	561	513	1,657	2,155
ATM, interchange and credit card expenses	2,001	1,859	5,517	5,352
Professional and service fees	2,036	1,883	5,878	5,099
Printing, stationery and supplies	449	536	1,423	1,504
Operational and other losses	1,081	533	2,639	1,452
Amortization of intangible assets	143	172	477	570
Other	7,545	7,484	22,955	21,968

Total noninterest expense	43,964	42,003	129,891	123,840

EARNINGS BEFORE INCOME TAXES	38,569	33,043	109,527	101,652
INCOME TAX EXPENSE (includes $376 and $84 for the three months ended September 30, 2017 and 2016, respectively, and $639 and $404 for the nine months ended September 30, 2017 and 2016, respectively, related to income tax expense from reclassification items)	9,195	7,440	25,300	23,544

NET EARNINGS	$29,374	$25,603	$84,227	$78,108

EARNINGS PER SHARE, BASIC	$0.44	$0.39	$1.27	$1.18

EARNINGS PER SHARE, ASSUMING DILUTION	$0.44	$0.39	$1.27	$1.18

DIVIDENDS PER SHARE	$0.19	$0.18	$0.56	$0.52

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS - (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET EARNINGS	$29,374	$25,603	$84,227	$78,108

OTHER ITEMS OF COMPREHENSIVE EARNINGS (LOSS):
Change in unrealized gain on investment securities available-for-sale, before income taxes	1,729	(18,984)	28,682	27,235

Reclassification adjustment for realized gains on investment securities included in net earnings, before income tax	(1,075)	(239)	(1,825)	(1,153)

Total other items of comprehensive earnings	654	(19,223)	26,857	26,082

Income tax benefit (expense) related to other items of comprehensive earnings	(229)	6,728	(9,400)	(9,129)

COMPREHENSIVE EARNINGS	$29,799	$13,108	$101,684	$95,061

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

								Accumulated
								Other	Total
	Common Stock		Capital	Retained	Treasury Stock		Deferred	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Shares	Amounts	Compensation	Earnings	Equity
Balances at December 31, 2015	65,990,234	$660	$368,925	$388,006	(520,651)	$(6,296)	$6,296	$47,395	$804,986
Net earnings (unaudited)	—	—	—	78,108	—	—	—	—	78,108
Stock option exercises (unaudited)	66,866	1	988	—	—	—	—	—	989
Restricted stock grant (unaudited)	6,185	—	250	—	—	—	—	—	250
Cash dividends declared, $0.52 per share (unaudited)	—	—	—	(34,349)	—	—	—	—	(34,349)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	16,953	16,953
Additional tax benefit related to directors’ deferred compensation plan (unaudited)	—	—	345	—	—	—	—	—	345
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	9,696	(270)	270	—	—
Stock option expense (unaudited)	—	—	662	—	—	—	—	—	662

Balances at September 30, 2016 (unaudited)	66,063,285	$661	$371,170	$431,765	(510,955)	$(6,566)	$6,566	$64,348	$867,944

Balances at December 31, 2016	66,094,695	$661	$372,245	$446,534	(507,409)	$(6,671)	$6,671	$18,445	$837,885
Net earnings (unaudited)	—	—	—	84,227	—	—	—	—	84,227
Stock option exercises (unaudited)	114,612	1	2,259	—	—	—	—	—	2,260
Restricted stock grant (unaudited)	14,650	—	600	—	—	—	—	—	600
Cash dividends declared, $.056 per share (unaudited)	—	—	—	(37,055)	—	—	—	—	(37,055)
Change in unrealized gain in investment securities available-for-sale, net of related income taxes (unaudited)	—	—	—	—	—	—	—	17,457	17,457
Shares purchased in connection with directors’ deferred compensation plan, net (unaudited)	—	—	—	—	8,950	(357)	357	—	—
Stock option expense (unaudited)	—	—	1,182	—	—	—	—	—	1,182

Balances at September 30, 2017 (unaudited)	66,223,957	$662	$376,286	$493,706	(498,459)	$(7,028)	$7,028	$35,902	$906,556

See notes to consolidated financial statements.

FIRST FINANCIAL BANKSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$84,227	$78,108
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,447	8,627
Provision for loan losses	5,090	8,219
Securities premium amortization (discount accretion), net	23,009	21,275
Gain on sale of assets, net	(1,572)	(1,767)
Deferred federal income tax benefit	1,290	825
Change in loans held-for-sale	7,779	1,952
Change in other assets	18,703	10,059
Change in other liabilities	7,172	530

Total adjustments	70,918	49,720

Net cash provided by operating activities	155,145	127,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing time deposits in banks	249	1,788
Activity in available-for-sale securities:
Sales	120,576	20,792
Maturities	4,299,781	2,830,522
Purchases	(4,450,719)	(2,835,964)
Activity in held-to-maturity securities - maturities	124	148
Net increase in loans	(119,911)	(27,446)
Purchases of bank premises and equipment and other assets	(12,626)	(17,151)
Proceeds from sale of other assets	4,857	2,960

Net cash used in investing activities	(157,669)	(24,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	231,452	(42,959)
Net increase (decrease) in interest-bearing deposits	(12,531)	88,254
Net decrease in borrowings	(94,335)	(101,916)
Common stock transactions:
Proceeds from stock issuances	2,260	989
Dividends paid	(36,373)	(33,016)

Net cash provided by (used in) financing activities	90,473	(88,648)

NET DECREASE IN CASH AND CASH EQUIVALENTS	87,949	14,829

CASH AND CASH EQUIVALENTS, beginning of period	256,486	272,886

CASH AND CASH EQUIVALENTS, end of period	$344,435	$287,715

SUPPLEMENTAL INFORMATION AND NONCASH TRANSACTIONS:
Interest paid	$6,772	$4,018
Federal income tax paid	21,896	21,631
Transfer of loans and bank premises to other real estate owned	2,044	1,905
Investment securities purchased but not settled	993	4,521
Restricted stock grant to officers and directors	600	250

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

Through our subsidiary bank, we conduct a full-service commercial banking business. Our banking centers are located primarily in Central, North Central, Southeast and West Texas. As of September 30, 2017, we had 69 financial centers across Texas, with eleven locations in Abilene, three locations in San Angelo and Weatherford, two locations in Cleburne, Conroe, Stephenville and Granbury, and one location each in Acton, Albany, Aledo, Alvarado, Beaumont, Boyd, Bridgeport, Brock, Burleson, Cisco, Clyde, Cut and Shoot, Decatur, Eastland, Fort Worth, Glen Rose, Grapevine, Hereford, Huntsville, Keller, Magnolia, Mauriceville, Merkel, Midlothian, Mineral Wells, Montgomery, Moran, New Waverly, Newton, Odessa, Orange, Port Arthur, Ranger, Rising Star, Roby, Southlake, Sweetwater, Tomball, Trent, Trophy Club, Vidor, Waxahachie, Willis and Willow Park, all in Texas. Our trust subsidiary has seven locations which are located in Abilene, Fort Worth, Odessa, Beaumont, San Angelo, Stephenville and Sweetwater.

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position and unaudited results of operations and should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016. All adjustments were of a normal recurring nature. However, the results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017, due to seasonality, changes in economic conditions and loan credit quality, interest rate fluctuations, regulatory and legislative changes and other factors. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the financial statement date. Actual results could vary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under U.S. Securities and Exchange Commission (“SEC”) rules and regulations. The Company evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

Goodwill and other intangible assets are evaluated annually for impairment as of the end of the second quarter. No such impairment has been noted in connection with the current or any prior evaluations.

Note 2 - Stock Repurchase

On July 25, 2017, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 common shares through September 30, 2020. Previously, the Board had authorized the repurchase of up to 1,500,000 common shares through September 30, 2017. The shares buyback plan authorizes management to repurchase the shares at such time as repurchases are considered beneficial to shareholders. Any repurchase of shares will be made through the open market, block trades or in privately negotiated transactions in accordance with applicable laws and regulations. Under the repurchase plan, there is no minimum number of shares that the Company is required to repurchase. Through October 27, 2017, no shares were repurchased under this authorization or the previous authorization.

Note 3 - Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the periods presented. In computing diluted earnings per common share for the three months and nine months ended September 30, 2017 and 2016, the Company assumes that all dilutive outstanding options to purchase common shares have been exercised at the beginning of the period (or the time of issuance, if later). The dilutive effect of the outstanding options and the restricted shares is reflected by application of the treasury stock method, whereby the proceeds from exercised options and restricted shares are assumed to be used to purchase common stock at the average market price during the respective periods. The weighted average common shares outstanding used in computing basic earnings per common share for the three months ended September 30, 2017 and 2016 were 66,140,518 and 66,023,069 shares, respectively. The weighted average common shares outstanding used in computing basic earnings per common share for the nine months ended September 30, 2017 and 2016 were 66,104,914 and 66,004,797 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the three months ended September 30, 2017 and 2016 were 66,417,281 and 66,147,202 shares, respectively. The weighted average common shares outstanding used in computing fully diluted earnings per common share for the nine months ended September 30, 2017 and 2016 were 66,392,210 and 66,135,918 shares, respectively.

Note 4 - Interest-bearing Time Deposits in Banks and Securities

Interest-bearing time deposits in banks totaled $1,458,000, $1,707,000 and $1,707,000 at September 30, 2017 and 2016 and December 31, 2016, respectively, and have original maturities generally ranging from one to two years.

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

A summary of the Company’s available-for-sale securities follows (in thousands):

	September 30, 2017
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. government sponsored enterprises and agencies	$73,583	$35	$(30)	$73,588
Obligations of states and political subdivisions	1,379,117	56,671	(1,594)	1,434,194
Corporate bonds and other	19,439	118	(2)	19,555
Residential mortgage-backed securities	1,024,615	8,466	(3,797)	1,029,284
Commercial mortgage-backed securities	328,806	945	(889)	328,862

Total securities available-for-sale	$2,825,560	$66,235	$(6,312)	$2,885,483

	September 30, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$10,685	$54	$—	$10,739
Obligations of U.S. government sponsored enterprises and agencies	114,918	802	—	115,720
Obligations of states and political subdivisions	1,419,737	83,694	(715)	1,502,716
Corporate bonds and other	68,285	1,325	(1)	69,609
Residential mortgage-backed securities	750,673	17,125	(1,299)	766,499
Commercial mortgage-backed securities	259,636	4,200	(89)	263,747

Total securities available-for-sale	$2,623,934	$107,200	$(2,104)	$2,729,030

	December 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury securities	$10,649	$19	$—	$10,668
Obligations of U.S. government sponsored enterprises and agencies	113,450	253	—	113,703
Obligations of states and political subdivisions	1,534,095	40,194	(10,013)	1,564,276
Corporate bonds and other	51,920	476	(3)	52,393
Residential mortgage-backed securities	848,614	8,260	(5,513)	851,361
Commercial mortgage-backed securities	269,044	622	(1,230)	268,436

Total securities available-for-sale	$2,827,772	$49,824	$(16,759)	$2,860,837

Disclosures related to the Company’s held-to-maturity securities, which totaled $129,000 and $121,000 at September 30, 2016, and December 31, 2016, respectively, have not been presented due to insignificance. There were no held-to-maturity securities owned by the Company at September 30, 2017.

The Company invests in mortgage-backed securities that have expected maturities that differ from their contractual maturities. These differences arise because borrowers may have the right to call or prepay obligations with or without a prepayment penalty. These securities include collateralized mortgage obligations (CMOs) and other asset backed securities. The expected maturities of these securities at September 30, 2017 were computed by using scheduled amortization of balances and historical prepayment rates. At September 30, 2017 and 2016, and December 31, 2016, the Company did not hold CMOs that entail higher risks than standard mortgage-backed securities.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2017, by contractual and expected maturity, are shown below (in thousands):

	Amortized Cost Basis	Estimated Fair Value
Due within one year	$187,370	$189,136
Due after one year through five years	650,523	679,535
Due after five years through ten years	632,562	656,623
Due after ten years	1,684	2,043
Mortgage-backed securities	1,353,421	1,358,146

Total	$2,825,560	$2,885,483

The following tables disclose, as of September 30, 2017 and 2016, and December 31, 2016, the Company’s investment securities that have been in a continuous unrealized-loss position for less than 12 months and for 12 or more months (in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S.government sponsored enterprises and agencies	$45,050	$30	$—	$—	$45,050	$30
Obligations of states and political subdivisions	54,983	309	45,217	1,285	100,200	1,594
Corporate bonds and other	—	—	240	2	240	2
Residential mortgage-backed securities	225,369	1,531	131,849	2,266	357,218	3,797
Commercial mortgage-backed securities	170,146	751	21,001	138	191,147	889

Total	$495,548	$2,621	$198,307	$3,691	$693,855	$6,312

	Less than 12 Months		12 Months or Longer		Total
September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$82,131	$711	$741	$4	$82,872	$715
Corporate bonds and other	12,257	1	—	—	12,257	1
Residential mortgage-backed securities	80,015	267	57,334	1,032	137,349	1,299
Commercial mortgage-backed securities	10,213	25	13,692	64	23,905	89

Total	$184,616	$1,004	$71,767	$1,100	$256,383	$2,104

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of state and political subdivisions	$446,052	$9,997	$1,209	$16	$447,261	$10,013
Corporate bonds and other	244	3	—	—	244	3
Residential mortgage-backed securities	372,331	4,532	33,227	981	405,558	5,513
Commercial mortgage-backed securities	193,495	1,180	13,263	50	206,758	1,230

Total	$1,012,122	$15,712	$47,699	$1,047	$1,059,821	$16,759

The number of investments in an unrealized loss position totaled 179 at September 30, 2017. We do not believe these unrealized losses are “other-than-temporary” as (i) we do not have the intent to sell our securities prior to recovery and/or maturity and (ii) it is more likely than not that we will not have to sell our securities prior to recovery and/or maturity. In making this determination, we also consider the length of time and extent to which fair value has been less than cost and the financial condition of the issuer. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2017 compared to the time of purchase. We have reviewed the ratings of the issuers and have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. Our mortgage related securities are backed by GNMA, FNMA and FHLMC or are collateralized by securities backed by these agencies. At September 30, 2017, 82.70% of our available-for-sale securities that are obligations of states and political subdivisions were issued within the State of Texas, of which 31.16% are guaranteed by the Texas Permanent School Fund.

At September 30, 2017, $1,787,958,000 of the Company’s securities were pledged as collateral for public or trust fund deposits, repurchase agreements and for other purposes required or permitted by law.

During the quarters ended September 30, 2017 and 2016, sales of investment securities that were classified as available-for-sale totaled $83,605,000 and $7,410,000, respectively. Gross realized gains from security sales during the third quarter of 2017 and 2016 totaled $1,750,000 and $239,000, respectively. Gross realized losses from security sales during the third quarter of 2017 totaled $675,000. There were no gross realized losses during the third quarter of 2016.

During the nine months ended September 30, 2017 and 2016, sale of investment securities were classified as available-for-sale totaled $120,576,000 and $20,792,000, respectively. Gross realized gains from security sales during the nine-month period ended September 30, 2017 and 2016 totaled $2,550,000 and $1,158,000, respectively. Gross realized losses from security sales during the nine-month periods ended September 30, 2017 and 2016 totaled $725,000 and $5,000, respectively.

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

The allowance for loan losses is an amount which represents management’s best estimate of probable losses that are inherent in the Company’s loan portfolio as of the balance sheet date. The allowance for loan losses is comprised of three elements: (i) specific reserves determined based on probable losses on specific classified loans; (ii) a historical valuation reserve component that considers historical loss rates; and (iii) qualitative reserves based upon general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. For purposes of determining our historical valuation reserve, the loan portfolio, less cash secured loans, government guaranteed loans and classified loans, is multiplied by the Company’s historical loss rate. Specific allocations are increased or decreased in accordance with deterioration or improvement in credit quality and a corresponding increase or decrease in risk of loss on a particular loan. In addition, we adjust our allowance for qualitative factors such as current local economic conditions and trends, including, without limitations, unemployment, oil and gas prices, flood and drought conditions, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. This qualitative reserve serves to estimate for additional areas of losses inherent in our portfolio that are not reflected in our historic loss factors.

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

The Company’s policy requires measurement of the allowance for an impaired, collateral dependent loan based on the fair value of the collateral. Other loan impairments for non-collateral dependent loans are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2017 and 2016, and December 31, 2016, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral less costs to sell.

From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. For all impaired loans, including the Company’s troubled debt restructurings, the Company performs a periodic, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment to assess the likelihood that all principal and interest payments required under the terms of the agreement will be collected in full. When doubt exists about the ultimate collectability of principal and interest, the troubled debt restructuring remains on non-accrual status and payments received are applied to reduce principal to the extent necessary to eliminate such doubt. This determination of accrual status is judgmental and is based on facts and circumstances related to each troubled debt restructuring. Each of these loans is individually evaluated for impairment and a specific reserve is recorded based on probable losses, taking into consideration the related collateral, modified loan terms and cash flow. As of September 30, 2017 and 2016, and December 31, 2016, substantially all of the Company’s troubled debt restructured loans are included in the non-accrual totals.

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

Purchased credit impaired loans are those loans that showed evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all amounts contractually owed. Their acquisition fair value, which includes a credit component at the acquisition date, was based on the estimate of cash flows, both principal and interest, expected to be collected or estimated collateral values if cash flows are not estimable, discounted at prevailing market rates of interest. The difference between the discounted cash flows expected at acquisition and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan, unless management was unable to reasonably forecast cash flows in which case the loans were placed on nonaccrual. Contractually required payments for interest and principal that exceed the cash flows expected at acquisition are not recognized as a yield adjustment. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows subsequent to acquisition are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition. The carrying amount of purchased credit impaired loans at September 30, 2017 and 2016, and December 31, 2016, was $736,000, $1,853,000 and $1,256,000, respectively, compared to a contractual balance of $932,000, $2,528,000, and $1,865,000, respectively. Other purchased credit impaired loan disclosures were omitted due to immateriality.

Loans held-for-investment by class of financing receivables are as follows (in thousands):

	September 30,		December 31,
	2017	2016	2016
Commercial	$674,947	$663,581	$674,410
Agricultural	83,005	84,716	84,021
Real estate	2,297,556	2,191,260	2,189,844
Consumer	416,719	398,236	409,032

Total loans held-for-investment	$3,472,227	$3,337,793	$3,357,307

Loans held for sale totaled $19,119,000, $31,591,000 and $26,898,000 at September 30, 2017 and 2016, and December 31, 2016, respectively, which are valued using the lower of cost or fair value.

The Company’s non-accrual loans, loans still accruing and past due 90 days or more and restructured loans are as follows (in thousands):

	September 30,		December 31,
	2017	2016	2016
Non-accrual loans*	$18,750	$33,712	$27,371
Loans still accruing and past due 90 days or more	257	107	284
Troubled debt restructured loans**	668	750	701

Total	$19,675	$34,569	$28,356

*Includes $736,000, $1,853,000 and $1,256,000 of purchased credit impaired loans as of September 30, 2017 and 2016, and December 31, 2016, respectively.

**Troubled debt restructured loans of $5,277,000, $7,513,000 and $6,863,000, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at September 30, 2017 and 2016, and December 31, 2016, respectively.

The Company’s recorded investment in impaired loans and the related valuation allowance are as follows (in thousands):

September 30, 2017		September 30, 2016		December 31, 2016
Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
$18,750	$4,177	$33,712	$7,042	$27,371	$5,012

The Company had $22,076,000, $34,938,000 and $29,000,000 in non-accrual, past due 90 days or more and still accruing, restructured loans and foreclosed assets at September 30, 2017 and 2016, and December 31, 2016, respectively. Non-accrual loans at September 30, 2017 and 2016, and December 31, 2016, consisted of the following by class of financing receivables (in thousands):

	September 30,		December 31,
	2017	2016	2016
Commercial	$4,133	$12,714	$7,284
Agricultural	60	167	99
Real estate	13,386	19,582	18,754
Consumer	1,171	1,249	1,234

Total	$18,750	$33,712	$27,371

No significant additional funds are committed to be advanced in connection with impaired loans as of September 30, 2017.

The Company’s impaired loans and related allowance as of September 30, 2017 and 2016, and December 31, 2016, are summarized in the following tables by class of financing receivables (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

September 30, 2017	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to- Date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$10,989	$617	$3,516	$4,133	$1,671	$7,313	$5,866
Agricultural	66	—	60	60	17	66	60
Real Estate	17,306	3,742	9,644	13,386	1,984	14,279	13,829
Consumer	1,388	262	909	1,171	505	1,341	1,238

Total	$29,749	$4,621	$14,129	$18,750	$4,177	$22,999	$20,993

*Includes $736,000 of purchased credit impaired loans.

September 30, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year-to- Date Average Recorded Investment	Three- Month Average Recorded Investment
Commercial	$21,696	$1,067	$11,647	$12,714	$3,983	$8,421	$14,238
Agricultural	168	—	167	167	41	83	84
Real Estate	24,130	5,626	13,956	19,582	2,566	17,021	19,436
Consumer	1,479	324	925	1,249	452	989	1,166

Total	$47,473	$7,017	$26,695	$33,712	$7,042	$26,514	$34,924

*Includes $1,853,000 of purchased credit impaired loans.

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance*	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Year Average Recorded Investment
Commercial	$13,389	$1,148	$6,136	$7,284	$2,128	$4,921
Agricultural	103	—	99	99	25	50
Real Estate	23,466	6,229	12,525	18,754	2,428	16,170
Consumer	1,421	280	954	1,234	431	914

Total	$38,379	$7,657	$19,714	$27,371	$5,012	$22,055

*Includes $1,256,000 of purchased credit impaired loans.

The Company recognized interest income on impaired loans prior to being recognized as impaired of approximately $829,000 during the year ended December 31, 2016. Such amounts for the three-month and nine-month periods ended September 30, 2017 and 2016 were not significant.

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

The following summarizes the Company’s internal ratings of its loans held-for-investment by class of financing receivables and portfolio segments, which are the same, at September 30, 2017 and 2016, and December 31, 2016 (in thousands):

September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$632,693	$7,997	$34,257	$—	$674,947
Agricultural	79,227	841	2,937	—	83,005
Real Estate	2,224,970	26,231	46,355	—	2,297,556
Consumer	414,043	168	2,508	—	416,719

Total	$3,350,933	$35,237	$86,057	$—	$3,472,227

September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$614,900	$6,108	$42,573	$—	$663,581
Agricultural	82,400	—	2,316	—	84,716
Real Estate	2,118,807	19,064	53,389	—	2,191,260
Consumer	395,086	316	2,832	2	398,236

Total	$3,211,193	$25,488	$101,110	$2	$3,337,793

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$629,756	$5,769	$38,885	$—	$674,410
Agricultural	81,620	715	1,686	—	84,021
Real Estate	2,111,947	18,091	59,806	—	2,189,844
Consumer	406,182	212	2,638	—	409,032

Total	$3,229,505	$24,787	$103,015	$—	$3,357,307

At September 30, 2017 and 2016, and December 31, 2016, the Company’s past due loans are as follows (in thousands):

September 30, 2017	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$3,288	$585	$1,495	$5,368	$669,579	$674,947	$212
Agricultural	322	—	—	322	82,683	83,005	—
Real Estate	12,636	984	2,293	15,913	2,281,643	2,297,556	—
Consumer	1,211	457	176	1,844	414,875	416,719	45

Total	$17,457	$2,026	$3,964	$23,447	$3,448,780	$3,472,227	$257

September 30, 2016	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Past Due Still Accruing
Commercial	$4,707	$841	$6,950	$12,498	$651,083	$663,581	$61
Agricultural	523	63	—	586	84,130	84,716	—
Real Estate	13,444	1,496	3,376	18,316	2,172,944	2,191,260	34
Consumer	1,418	314	180	1,912	396,324	398,236	12

Total	$20,092	$2,714	$10,506	$33,312	$3,304,481	$3,337,793	$107

December 31, 2016	15-59 Days Past Due*	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due Still Accruing
Commercial	$3,908	$1,122	$2,220	$7,250	$667,160	$674,410	$10
Agricultural	185	—	—	185	83,836	84,021	—
Real Estate	13,172	1,301	5,268	19,741	2,170,103	2,189,844	272
Consumer	1,845	368	122	2,335	406,697	409,032	2

Total	$19,110	$2,791	$7,610	$29,511	$3,327,796	$3,357,307	$284

*The Company monitors commercial, agricultural and real estate loans after such loans are 15 days past due. Consumer loans are monitored after such loans are 30 days past due.

The following table details the allowance for loan losses at September 30, 2017 and 2016, and December 31, 2016, by portfolio segment (in thousands). There were no allowances for purchased credit impaired loans at September 30, 2017 and 2016, and December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$1,671	$17	$1,984	$505	$4,177
Loans collectively evaluated for impairment	10,201	1,284	26,484	5,776	43,745

Total	$11,872	$1,301	$28,468	$6,281	$47,922

September 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$3,983	$41	$2,566	$452	$7,042
Loans collectively evaluated for impairment	9,733	1,027	23,655	3,841	38,256

Total	$13,716	$1,068	$26,221	$4,293	$45,298

December 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$2,128	$25	$2,428	$431	$5,012
Loans collectively evaluated for impairment	9,579	1,076	24,436	5,676	40,767

Total	$11,707	$1,101	$26,864	$6,107	$45,779

Changes in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016, are summarized as follows by portfolio segment (in thousands):

Three months ended September 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,935	$1,127	$28,023	$6,325	$47,410
Provision for loan losses	557	157	424	277	1,415
Recoveries	119	17	50	91	277
Charge-offs	(739)	—	(29)	(412)	(1,180)

Ending balance	$11,872	$1,301	$28,468	$6,281	$47,922

Three months ended September 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$14,026	$1,451	$25,644	$3,939	$45,060
Provision for loan losses	3,248	(358)	296	647	3,833
Recoveries	298	4	367	108	777
Charge-offs	(3,856)	(29)	(86)	(401)	(4,372)

Ending balance	$13,716	$1,068	$26,221	$4,293	$45,298

Nine months ended September 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$11,707	$1,101	$26,864	$6,107	$45,779
Provision for loan losses	1,485	211	2,556	838	5,090
Recoveries	868	25	141	400	1,434
Charge-offs	(2,188)	(36)	(1,093)	(1,064)	(4,381)

Ending balance	$11,872	$1,301	$28,468	$6,281	$47,922

Nine months ended September 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Beginning balance	$12,644	$1,191	$24,375	$3,667	$41,877
Provision for loan losses	6,239	41	367	1,572	8,219
Recoveries	839	20	1,957	427	3,243
Charge-offs	(6,006)	(184)	(478)	(1,373)	(8,041)

Ending balance	$13,716	$1,068	$26,221	$4,293	$45,298

The Company’s recorded investment in loans as of September 30, 2017 and 2016, and December 31, 2016 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology was as follows (in thousands). Purchased credit impaired loans of $736,000, $1,853,000 and $1,256,000 at September 30, 2017 and 2016, and December 31, 2016, respectively, are included in loans individually evaluated for impairment.

September 30, 2017	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$4,133	$60	$13,386	$1,171	$18,750
Loans collectively evaluated for impairment	670,814	82,945	2,284,170	415,548	3,453,477

Total	$674,947	$83,005	$2,297,556	$416,719	$3,472,227

September 30, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$12,714	$167	$19,582	$1,249	$33,712
Loans collectively evaluated for impairment	650,867	84,549	2,171,678	396,987	3,304,081

Total	$663,581	$84,716	$2,191,260	$398,236	$3,337,793

December 31, 2016	Commercial	Agricultural	Real Estate	Consumer	Total
Loans individually evaluated for impairment	$7,284	$99	$18,754	$1,234	$27,371
Loan collectively evaluated for impairment	667,126	83,922	2,171,090	407,798	3,329,936

Total	$674,410	$84,021	$2,189,844	$409,032	$3,357,307

The Company’s loans that were modified in the three and nine months ended September 30, 2017 and 2016 and considered troubled debt restructurings are as follows (in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	3	$514	$514	9	$838	$838
Agricultural	—	—	—	—	—	—
Real Estate	1	256	256	3	473	473
Consumer	—	—	—	1	25	25

Total	4	$770	$770	13	$1,336	$1,336

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	3	$230	$230	14	$3,156	$3,156
Agricultural	—	—	—	—	—	—
Real Estate	3	706	706	5	1,169	1,169
Consumer	1	44	44	5	162	162

Total	7	$980	$980	24	$4,487	$4,487

The balances below provide information as to how the loans were modified as troubled debt restructured loans during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$—	$514	—	$181	$657
Agricultural	—	—	—	—	—	—
Real Estate	—	256	—	—	312	161
Consumer	—	—	—	—	25	—

Total	$—	$256	$514	—	$518	$818

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity	Adjusted Interest Rate	Extended Maturity	Combined Rate and Maturity
Commercial	$—	$112	$118	—	$2,561	$595
Agricultural	—	—	—	—	—	—
Real Estate	—	185	521	—	298	871
Consumer	—	—	44	—	43	119

Total	$—	$297	$683	—	$2,902	$1,585

During the three months ended September 30, 2017 and 2016, two loans and two loans, respectively, were modified as troubled debt restructured loan within the previous 12 months and for which there was a payment default. During the nine months ended September 30, 2017 and 2016, four loans and three loans, respectively, were modified as troubled debt restructured loan within the previous 12 months and for which there was a payment default. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or more or results in the foreclosure and repossession of the applicable collateral. The loans with payment default are as follows (dollars in thousands):

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Number	Balance	Number	Balance
Commercial	2	$88	3	$141
Agriculture	—	—	—	—
Real Estate	—	—	1	62
Consumer	—	—	—	—

Total	2	$88	4	$203

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number	Balance	Number	Balance
Commercial	1	$62	1	$62
Agriculture	—	—	—	—
Real Estate	1	112	2	462
Consumer	—	—	—	—

Total	2	$174	3	$524

As of September 30, 2017, the Company has no commitments to lend additional funds to loan customers whose terms have been modified in troubled debt restructurings.

Our subsidiary bank has established a line of credit with the Federal Home Loan Bank of Dallas (FHLB) to provide liquidity and meet pledging requirements for those customers eligible to have securities pledged to secure certain uninsured deposits. At September 30, 2017, $2,140,557,000 in loans held by our bank subsidiary were subject to blanket liens as security for this line of credit. At September 30, 2017, there was no balance outstanding under this line of credit.

Note 6 - Borrowings

Borrowings at September 30, 2017 and 2016, and December 31, 2016 consisted of the following (dollars in thousands):

	September 30,		December 31,
	2017	2016	2016
Securities sold under agreements with customers to repurchase	$339,660	$345,559	$360,820
Federal funds purchased	11,775	8,200	9,950
Advances from Federal Home Loan Bank of Dallas	—	160,000	75,000

Total	$351,435	$513,759	$445,770

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

Note 7 - Income Taxes

Income tax expense was $9,195,000 for the third quarter of 2017 as compared to $7,440,000 for the same period in 2016. The Company’s effective tax rates on pretax income were 23.84% and 22.52% for the third quarters of 2017 and 2016, respectively. Income tax expense was $25,300,000 for the nine months ended September 30, 2017 as compared to $23,544,000 for the same period in 2016. The Company’s effective tax rates on pretax income were 23.10% and 23.16% for the nine months ended September 2017 and 2016, respectively. The effective tax rates differ from the statutory federal tax rate of 35% primarily due to tax exempt interest income earned on certain investment securities and loans, the deductibility of dividends paid to our employee stock ownership plan and excess tax benefits related to our directors’ deferred compensation plan.

Note 8 - Stock Option Plan and Restricted Stock Plan

The Company grants incentive stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant to employees. In June 2017, the Company granted 452,450 incentive stock options with an exercise price of $42.35 per share. The fair value of the options was $9.90 per option and was estimated using the Black-Scholes options pricing model with the following weighted average assumptions: risk-free interest rate of 1.89%; expected dividend yield of 1.79%; expected life of 6.24 years; and expected volatility of 26.51%. No options were granted in 2016.

The Company recorded stock option expense totaling $750,000 and $221,000 for the three-month periods ended September 30, 2017 and 2016, respectively. The Company recorded stock option expense totaling $1,182,000 and $662,000 for the nine months ended September 30, 2017 and 2016, respectively. The additional disclosure requirements under authoritative accounting guidance have been omitted due to the amounts being insignificant.

On July 21, 2015, 7,070 restricted shares were granted to the ten non-employee directors. Total value of these restricted shares totaled $250,000 and was expensed over the period from grant date to April 26, 2016, the annual shareholders’ meeting at which these director’s term expired. On April 26, 2016, upon re-election of existing directors, 7,660 restricted shares with a total value of $250,000 were granted to the ten non-employee directors and was expensed over the period from grant day to April 25, 2017, the annual shareholders’ meeting at which these directors’ term expired. On April 25, 2017, upon re-election of existing directors, 14,650 restricted shares with a total value of $600,000 were granted to the ten non-employee directors and is being expensed over the period from the grant date to April 24, 2018, the Company’s next shareholders’ meeting at which the directors’ term expires.

The Company recorded director expense related to these restricted share grants of $150,000 and $63,000 for the three-month periods ended September 30, 2017 and 2016, respectively. The Company recorded director expense related to these restricted share grants of $333,000 and $215,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.

On October 27, 2015, the Company granted 31,273 restricted shares with a total value of $1,060,000 to certain officers that is being expensed over the vesting period of three years. On October 25, 2016, the Company granted 15,405 restricted shares with a total value of $560,000 to certain officers that is being expensed over the vesting period of three years. The Company recorded restricted stock expense for officers of $133,000 and $88,000, for the three-month periods ended September 30, 2017 and 2016, respectively. The Company recorded restricted share expense for officers of $399,000 and $262,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.

On October 24, 2017, the Company granted 14,191 restricted shares with a total value of $655,000 to certain officers that will be expensed over the vesting period of one to three years.

Note 9 - Pension Plan

The Company’s defined benefit pension plan was frozen effective January 1, 2004, whereby no new participants will be added to the plan and no additional years of service will accrue to participants, unless the pension plan is reinstated at a future date. The pension plan covered substantially all of the Company’s employees at the time. The benefits for each employee were based on years of service and a percentage of the employee’s qualifying compensation during the final years of employment. The Company’s funding policy was and is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding standards. Contributions to the pension plan, prior to freezing the plan, were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of the Pension Protection Act of 2006 (the “Protection Act”), the Company will be required to contribute amounts in future years to fund any shortfalls. The Company has evaluated the provisions of the Protection Act as well as the Internal Revenue Service’s funding standards to develop a plan for funding in future years. The Company made a contribution totaling $500,000 in 2016, and has made no contribution through September 30, 2017.

Net periodic benefit costs totaling $84,000 and $82,000 were recorded for the three months ended September 30, 2017 and 2016, respectively. Net periodic benefit costs totaling $253,000 and $247,000 were recorded for the nine months ended September 30, 2017 and 2016, respectively.

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

There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three and nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and 2016, and December 31, 2016, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
Obligations of U. S. government sponsored enterprises and agencies	$—	$73,588	$—	$73,588
Obligations of states and political subdivisions	—	1,434,194	—	1,434,194
Corporate bonds	—	15,099	—	15,099
Residential mortgage-backed securities	—	1,029,284	—	1,029,284
Commercial mortgage-backed securities	—	328,862	—	328,862
Other securities	4,456	—	—	4,456

Total	$4,456	$2,881,027	$—	$2,885,483

September 30, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,739	$—	$—	$10,739
Obligations of U. S. government sponsored enterprises and agencies	—	115,720	—	115,720
Obligations of states and political subdivisions	—	1,502,716	—	1,502,716
Corporate bonds	—	65,037	—	65,037
Residential mortgage-backed securities	—	766,499	—	766,499
Commercial mortgage-backed securities	—	263,747	—	263,747
Other securities	4,572	—	—	4,572

Total	$15,311	$2,713,719	$—	$2,729,030

December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available-for-sale investment securities:
U.S. Treasury securities	$10,668	$—	$—	$10,668
Obligations of U. S. government sponsored enterprises and agencies	—	113,703	—	113,703
Obligations of states and political subdivisions	—	1,564,276	—	1,564,276
Corporate bonds	—	47,965	—	47,965
Residential mortgage-backed securities	—	851,361	—	851,361
Commercial mortgage-backed securities	—	268,436	—	268,436
Other securities	4,428	—	—	4,428

Total	$15,096	$2,845,741	$—	$2,860,837

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis include the following at September 30, 2017:

Impaired Loans – Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral less costs to sell. Collateral values are estimated using Level 2 inputs based on observable market data. At September 30, 2017, impaired loans with a carrying value of $14,129,000 were reduced by specific valuation reserves totaling $4,177,000 resulting in a net fair value of $9,952,000. The Company also had impaired loans of $4,621,000 with no specific valuation reserve at September 30, 2017, due to the loans carrying value generally being lower than the value of the collateral associated with the loan.

Loans Held-for-Sale – Loans held-for-sale are reported at the lower of cost or fair value. In determining whether the fair value of loans held-for-sale is less than cost when quoted market prices are not available, the Company considers investor commitments/contracts. These loans are considered Level 2 of the fair value hierarchy. At September 30, 2017, the Company’s mortgage loans held-for-sale were recorded at cost as fair value exceeded cost.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include other real estate owned, goodwill and other intangible assets and other non-financial long-lived assets. Non-financial assets measured at fair value on a non-recurring basis during the three months and nine months ended September 30, 2017 and 2016 include other real estate owned which, subsequent to their initial transfer to other real estate owned from loans, were re-measured at fair value through a write-down included in gain (loss) on sale of foreclosed assets. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs based on observable market data, generally third-party appraisals, or Level 3 inputs based on customized discounting criteria. These appraisals are evaluated individually and discounted as necessary due to the age of the appraisal, lack of comparable sales, expected holding periods of property or special use type of the property. Such discounts vary by appraisal based on the above factors but generally range from 5% to 25% of the appraised value. Re-evaluation of other real estate owned is performed at least annually as required by regulatory guidelines or more often if particular circumstances arise. The following table presents other real estate owned that were re-measured subsequent to their initial transfer to other real estate owned (dollars in thousands):

	Three Months Ended September 30,
	2017	2016
Carrying value of other real estate owned prior to re-measurement	$937	$—
Write-downs included in gain (loss) on sale of other real estate owned	(288)	—

Fair value	$649	$—

	Nine Months Ended September 30,
	2017	2016
Carrying value of other real estate owned prior to re-measurement	$1,025	$—
Write-downs included in gain (loss) on sale of other real estate owned	(296)	—

Fair value	$729	$—

At September 30, 2017 and 2016, and December 31, 2016, other real estate owned totaled $2,176,000, $241,000, and $413,000, respectively.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance at September 30, 2017 and 2016, and December 31, 2016, were as follows (in thousands):

	September 30,				December 31,
	2017		2016		2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Hierarchy
Cash and due from banks	$177,615	$177,615	$166,981	$166,981	$204,782	$204,782	Level 1
Federal funds sold	—	—	3,400	3,400	3,130	3,130	Level 1
Interest-bearing deposits in banks	166,820	166,820	117,334	117,334	48,574	48,574	Level 1
Interest-bearing time deposits in banks	1,458	1,458	1,707	1,709	1,707	1,709	Level 2
Available-for-sale Securities	2,885,483	2,885,483	2,729,030	2,729,030	2,860,837	2,860,837	Levels 1 and 2
Held-to-maturity securities	—	—	129	133	121	124	Level 2
Loans	3,443,424	3,458,603	3,324,086	3,334,965	3,338,426	3,361,735	Level 3
Accrued interest receivable	26,321	26,321	26,209	26,209	36,469	36,469	Level 2
Deposits with stated maturities	464,782	465,655	535,793	537,167	508,996	510,304	Level 2
Deposits with no stated maturities	5,232,678	5,232,678	4,699,671	4,699,671	4,969,543	4,969,543	Level 1
Borrowings	351,435	351,435	513,759	513,759	445,770	445,770	Level 2
Accrued interest Payable	179	179	230	230	225	225	Level 2

Note 11 - Recently Issued Authoritative Accounting Guidance

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-4 “Revenue from Contracts with Customers – Deferral of the Effective Date” deferred the effective date of ASU 2014-09 by one year and as a result, the new standard will be effective the first quarter of 2018. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Based on the Company’s analysis of the effect of the new standard on its recurring revenue streams, the Company does not expect these changes to have a significant impact on the Company’s financial statement. Upon adoption in the first quarter of 2018, no significant adjustment to opening retained earnings is expected.

ASU 2014-15, “Presentation of Financial Statements – Going Concern.” ASU 2014-15 requires management to evaluate an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management must evaluate whether conditions and events raise substantial doubt about an entity’s ability to continue as a going concern and then whether its plans alleviate that doubt. ASU 2014-15 was effective in 2016 and management has performed and continues to perform such required evaluation and has concluded there are no such conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

ASU 2015-01, “Income Statement – Extraordinary and Unusual Items.” ASU 2015-01 eliminated from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to show the item separately in the income statement, net of tax, after income from continuing operations. The new guidance became effective for the Company beginning January 1, 2016 and did not have a significant impact on the Company’s financial statements.

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

ASU 2015-16, “Business Combinations – Simplifying the Accounting Measurement Period Adjustments.” ASU 2015-16 amended business combination guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect of earnings on changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amended guidance became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

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

ASU 2016-02, “Leases.” ASU 2016-02 will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The amended guidance will be effective in the first quarter of 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company continues to evaluate the provision of the new lease standard but, due to the small number and dollar amount of lease agreements presently in effect for the Company, has concluded the new guidance will not have a significant impact on the Company’s financial statements.

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

Note 12 - Acquisition Definitive Agreement Signed

On October 12, 2017, the Company announced that it has entered into a definitive agreement to acquire Commercial Bancshares, Inc. and its wholly owned bank subsidiary, Commercial State Bank, El Campo, Texas pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”) dated October 12, 2017, by and among the Company, Kingwood Merger Sub, Inc., a wholly owned subsidiary of the company, and Commercial Bancshares, Inc. for consideration to be paid in shares of Common Stock with an aggregate value of approximately $59,400,000. In addition, Commercial Bancshares, Inc. will make a $15,600,000 special dividend to its shareholders prior to closing of the transaction, which may be increased or decreased for the amount by which Commercial Bancshares, Inc.’s consolidated shareholders’ equity as of the closing date exceeds or is less than $42,400,000, after certain adjustments described in the Reorganization Agreement. At September 30, 2017 Commercial State Bank, Kingwood, Texas had gross loans totaling $263,800,000, total deposits of $322,100,000 and total assets of $366,800,000. Pending regulatory and shareholder approval, the acquisition is expected to close in the first quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or management, identify forward-looking statements. These forward-looking statements are based on information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited, to those listed in “Item 1A- Risk Factors” in our Annual Report on Form 10-K and the following:

•	general economic conditions, including our local, state and national real estate markets and employment trends;

•	effect of severe weather conditions, including hurricanes, tornadoes, flooding and drought;

•	volatility and disruption in national and international financial and commodity markets;

•	government intervention in the U.S. financial system including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau and the capital ratios of Basel III as adopted by the federal banking authorities;

•	political instability;

•	the ability of the Federal government to address the national economy;

•	changes in our competitive environment from other financial institutions and financial service providers;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply;

•	changes in the demand for loans;

•	fluctuations in the value of collateral securing our loan portfolio and in the level of the allowance for loan losses;

•	the accuracy of our estimates of future loan losses;

•	the accuracy of our estimates and assumptions regarding the performance of our securities portfolio;

•	soundness of other financial institutions with which we have transactions;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending, borrowing and savings habits;

•	changes in commodity prices (e.g., oil and gas, cattle and wind energy);

•	our ability to attract deposits and increase market share;

•	changes in our liquidity position;

•	changes in the reliability of our vendors, internal control system or information systems;

•	cyber attacks on our technology information systems, including fraud from our customers and external third party vendors;

•	our ability to attract and retain qualified employees;

•	acquisitions and integration of acquired businesses;

•	the possible impairment of goodwill associated with our acquisitions;

•	consequences of continued bank mergers and acquisitions in our market area, resulting in fewer but much larger and stronger competitors;

•	expansion of operations, including branch openings, new product offerings and expansion into new markets;

•	changes in compensation and benefit plans; and

•	acts of God or of war or terrorism.

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

Recent Development

Houston and surrounding areas around the Gulf Coast were significantly affected by Hurricane Harvey beginning in late August 2017 and continuing into September 2017. Our Company has regional locations (i) north of Houston in Conroe, Willis, Tomball, Huntsville, Montgomery, Magnolia and Cut and Shoot and (ii) in Southeast Texas in Orange, Beaumont, Vidor, Newton, Mauriceville and Port Arthur. We continue to evaluate the effect of the hurricane on our branch facilities and our loan and investment portfolios. Our initial assessment of our physical buildings and equipment indicates damage primarily at our Mauriceville branch, and amounts not covered by insurance do not appear to be significant. At September 30, 2017, we have loans totaling $448.82 million in our Conroe region and $397.63 million in the Southeast Texas/Orange region. We are evaluating these loans and the related collateral and business operations underlying such loans. At September 30, 2017, we provided additional allowance for loan and lease losses as deemed appropriate based on this analysis. We continue to evaluate these loans and expect some changes, plus or minus, as we learn more information about to the damage caused by the hurricane. Our tax exempt municipal bonds in the counties of Texas effected by the hurricane have been evaluated, including insurance on the bonds. At September 30, 2017, our municipal bonds in these counties totaled $254.48 million but only $9.13 million does not have bond insurance. Based on analysis of these bonds and the related municipality, at September 30, 2017, we do not believe we have any credit related losses other than temporary impairment.

Results of Operations

Performance Summary. Net earnings for the third quarter of 2017 were $29.37 million compared to $25.60 million for the same quarter in 2016, or a 14.73% increase.

Basic earnings per share for the third quarter of 2017 were $0.44 compared to $0.39 for the same quarter last year. The return on average assets was 1.65% for the third quarter of 2017, as compared to 1.54% for the third quarter of 2016. The return on average equity was 12.95% for the third quarter of 2017 as compared to 11.72% for the third quarter of 2016.

Net earnings for the nine-month period ended September 30, 2017 were $84.23 million compared to $78.11 million for the same period in 2016, or a 7.83% increase.

Basic earnings per share for the first nine months of 2017 were $1.27 compared to $1.18 for the same period in 2016. The return on average assets was 1.62% for the first nine months of 2017 as compared to 1.59% for the same period in 2016. The return on average equity was 12.88% for the first nine months of 2017, as compared to 12.33% a year ago.

Net Interest Income. Net interest income is the difference between interest income on earning assets and interest expense on liabilities incurred to fund those assets. Our earning assets consist primarily of loans and investment securities. Our liabilities to fund those assets consist primarily of noninterest-bearing and interest-bearing deposits.

Tax-equivalent net interest income was $66.00 million for the third quarter of 2017, as compared to $63.00 million for the same period last year. The increase in 2017 compared to 2016 was largely attributable to the increase in interest earning assets, particularly loans and taxable securities. Average earning assets increased $431.96 million for the third quarter of 2017 over the same period in 2016. Average loans and taxable securities increased $119.07 million and $187.14 million, respectively, for the third quarter of 2017 over the same quarter of 2016. Average interest-bearing liabilities increased $222.71 million for the third quarter of 2017, as compared to the same period in 2016. The yield on earning assets decreased one basis points and the rate paid on interest-bearing liabilities increased fourteen basis points for the third quarter of 2017 compared to the third quarter of 2016.

Tax-equivalent net interest income was $195.16 million for the first nine months of 2017, as compared to $188.86 million for the same period last year. The increase in 2017 compared to 2016 was largely attributable to the increase in volume of interest earning assets. Average earning assets increased $363.44 million for the first nine months of 2017 over the same period in 2016. Average loans and taxable securities increased $99.77 million and $125.78 million, respectively, for the first nine months of 2017 over the same period of 2016. Average interest-bearing liabilities increased $223.70 million for the first nine months of 2017, as compared to the same period in 2016. The yield on earning assets decreased five basis points and the rate paid on interest-bearing liabilities increased eight basis points for the first nine months of 2017 over the first nine months of 2016.

Table 1 allocates the change in tax-equivalent net interest income between the amount of change attributable to volume and to rate.

Table 1 - Changes in Interest Income and Interest Expense (in thousands):

	Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016			Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
	Change Attributable to		Total Change	Change Attributable to		Total Change
	Volume	Rate		Volume	Rate
Short-term investments	$175	$364	$539	$312	$503	$815
Taxable investment securities	971	328	1,299	2,008	673	2,681
Tax-exempt investment securities (1)	(13)	356	343	2,139	407	2,546
Loans (1) (2)	1,456	866	2,322	3,672	(687)	2,985

Interest income	2,589	1,914	4,503	8,131	896	9,027

Interest-bearing deposits	86	1,031	1,117	325	2,226	2,551
Short-term borrowings	(20)	404	384	(176)	343	167

Interest expense	66	1,435	1,501	149	2,569	2,718

Net interest income	$2,523	$479	$3,002	$7,982	$(1,673)	$6,309

(1)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)	Non-accrual loans are included in loans.

The net interest margin for the third quarter of 2017 was 3.94%, a decrease of ten basis points from the same period in 2016. The continued decrease in our net interest margin in 2017 and 2016 was largely the result of the extended period of historically low levels of short-term interest rates. We have been able to somewhat mitigate the impact of lower short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities.

The net interest margin for the nine months ending September 30, 2017 was 4.01%, a decrease of nine basis points from the same period in 2016. The continued decrease in our net interest margin in 2017 and 2016 was largely the result of the extended period of historically low levels of short-term interest rates. We have been able to somewhat mitigate the impact of lower short-term interest rates by establishing minimum interest rates on certain of our loans, improving the pricing for loan risk, and minimizing rates paid on interest bearing liabilities.

The net interest margin, which measures tax-equivalent net interest income as a percentage of average earning assets, is illustrated in Table 2.

Table 2 - Average Balances and Average Yields and Rates (in thousands, except percentages):

	Three Months Ended September 30,
	2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$200,789	$638	1.26%	$73,881	$99	0.53%
Taxable investment securities (2)	1,492,246	8,074	2.16	1,305,103	6,775	2.08
Tax-exempt investment securities (2)(3)	1,477,559	16,884	4.57	1,478,719	16,541	4.47
Loans (3)(4)	3,468,524	43,270	4.95	3,349,458	40,948	4.86

Total earning assets	6,639,118	$68,866	4.12%	6,207,161	$64,363	4.13%
Cash and due from banks	157,983			152,080
Bank premises and equipment, net	123,550			122,944
Other assets	55,428			55,358
Goodwill and other intangible assets, net	141,776			143,854
Allowance for loan losses	(47,667)			(45,997)

Total assets	$7,070,188			$6,635,400

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,728,442	$2,228	0.24%	$3,460,208	$1,111	0.13%
Short-term borrowings	524,357	638	0.48	569,883	254	0.18

Total interest-bearing liabilities	4,252,799	$2,866	0.27%	4,030,091	$1,365	0.13%
Noninterest-bearing deposits	1,864,144			1,663,460
Other liabilities	53,537			72,611

Total liabilities	6,170,480			5,766,162
Shareholders’ equity	899,708			869,238

Total liabilities and shareholders’ equity	$7,070,188			$6,635,400

Net interest income		$66,000			$62,998

Rate Analysis:
Interest income/earning assets			4.12%			4.13%
Interest expense/earning assets			0.18			0.09

Net yield on earning assets			3.94%			4.04%

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Short-term investments (1)	$129,945	$1,036	1.07%	$54,908	$221	0.54%
Taxable investment securities (2)	1,451,712	23,848	2.19	1,325,935	21,167	2.13
Tax-exempt investment securities (2)(3)	1,511,786	51,859	4.57	1,448,933	49,313	4.54
Loans (3)(4)	3,419,105	125,147	4.89	3,319,337	122,162	4.92

Total earning assets	6,512,548	$201,890	4.14%	6,149,113	$192,863	4.19%
Cash and due from banks	159,202			151,485
Bank premises and equipment, net	123,110			119,664
Other assets	57,191			55,094
Goodwill and other intangible assets, net	142,885			144,091
Allowance for loan losses	(47,021)			(44,487)

Total assets	$6,947,915			$6,574,960

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,779,967	$5,748	0.20%	$3,431,572	$3,197	0.12%
Short-term borrowings	448,773	978	0.29	573,464	811	0.19

Total interest-bearing liabilities	4,228,740	$6,726	0.21%	4,005,036	$4,008	0.13%
Noninterest-bearing deposits	1,797,174			1,656,935
Other liabilities	47,720			66,855

Total liabilities	6,073,634			5,728,826
Shareholders’ equity	874,281			846,134

Total liabilities and shareholders’ equity	$6,947,915			$6,574,960

Net interest income		$195,164			$188,855

Rate Analysis:
Interest income/earning assets			4.14%			4.19%
Interest expense/earning assets			0.13			0.09

Net yield on earning assets			4.01%			4.10%

(1)	Short-term investments are comprised of Fed Funds sold, interest-bearing deposits in banks and interest-bearing time deposits in banks.
(2)	Average balances include unrealized gains and losses on available-for-sale securities.
(3)	Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.
(4)	Non-accrual loans are included in loans.

Noninterest Income. Noninterest income for the third quarter of 2017 was $24.26 million, an increase of $2.11 million compared to the same period in 2016. Trust fees increased 19.23 percent to $6.04 million in the third quarter of 2017 compared with $5.07 million in the same quarter last year, due to continued growth in the fair value of trust assets managed to $4.92 billion from $4.22 billion a year ago and an increase in Trust fees. Service charges on deposit accounts increased 5.98 percent to $5.08 million compared with $4.80 million in the same quarter last year due to continued growth in net new accounts. ATM, interchange and credit card fees increased 5.67 percent to $6.34 million compared with $6.00 million in the same quarter last year due to continued growth in debit cards. Also included in noninterest income during the third quarter of 2017 were gains on the sale of securities of $1.08 million, an increase of $836 thousand when compared to the same quarter in 2016, and an increase of $629 thousand in other noninterest income when compared to the same period a year ago which largely resulted from a $505 thousand litigation settlement in the third quarter of 2017. Real estate mortgage fees decreased in the third quarter of 2017 to $3.89 million compared with $4.70 million in the same quarter a year ago and interest on loan recoveries decreased $304 thousand in the third quarter of 2017 compared to the same period in 2016.

Noninterest income for the nine-month period ended September 30, 2017 was $68.72 million, an increase of $5.31 million compared to the same period in 2016. Trust fees increased 23.25 percent to $17.80 million in the first nine months of 2017 compared with $14.45 million in the same period in 2016 due primarily to continued growth in the fair value of trust assets managed to $4.92 billion from $4.22 billion a year ago and an increase in Trust fees. Service charges on deposits increased 6.63 percent to $14.52 million compared with $13.61 million in the same period last year due primarily to the continued growth in net new accounts. ATM, interchange and credit card fees increased 9.02 percent to $19.10 million compared with $17.52 million in the same period last year due to continued growth in debit cards. Also included in noninterest income for the nine-month period ended September 30, 2017 were gains on the sale of securities of $1.83 million, an increase of $672 thousand when compared to the same period in 2016, and an increase of $524 thousand in other noninterest income when compared to the same period a year ago which largely resulted from a $505 thousand litigation settlement in the third quarter of 2017. Real estate mortgage fees and interest on loan recoveries decreased $353 thousand and $1.07 million, respectively for the nine-month period ending September 30, 2017 when compared to the same period a year ago.

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

Table 3 - Noninterest Income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Trust fees	$6,040	$974	$5,066	$17,804	$3,358	$14,446
Service charges on deposit accounts	5,083	287	4,796	14,517	903	13,614
ATM, interchange and credit card fees	6,340	340	6,000	19,102	1,581	17,521
Real estate mortgage operations	3,891	(806)	4,697	11,496	(353)	11,849
Net gain on sale of available-for-sale securities	1,075	836	239	1,825	672	1,153
Net gain (loss) on sale of foreclosed assets	(11)	(1)	(10)	(42)	(385)	343
Net gain (loss) on sale of assets	(15)	153	(168)	(211)	(482)	271
Interest on loan recoveries	405	(304)	709	896	(1,074)	1,970
Other:
Check printing fees	40	(11)	51	121	(16)	137
Safe deposit rental fees	108	(7)	115	424	(2)	426
Credit life fees	156	(83)	239	439	(29)	468
Brokerage commissions	323	276	47	908	608	300
Miscellaneous income	825	454	371	1,436	524	912

Total other	1,452	629	823	3,328	1,085	2,243

Total Noninterest Income	$24,260	$2,108	$22,152	$68,715	$5,305	$63,410

Noninterest Expense. Total noninterest expense for the third quarter of 2017 was $43.96 million, an increase of $1.96 million compared to $42.00 million in the same period of 2016. An important measure in determining whether a financial institution effectively manages noninterest expense is the efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income on a tax-equivalent basis and noninterest income. Lower ratios indicate better efficiency since more income is generated with a lower noninterest expense total. Our efficiency ratio for the third quarter of 2017 was 48.71%, compared to 49.33% for the same period in 2016.

Salaries and employee benefits for the third quarter of 2017 totaled $24.14 million, an increase of $1.21 million compared to the same period in 2016. The increase was primarily driven by (i) annual merit pay increases that were effective March 1, 2017 (ii) an increase in our profit sharing expenses of $353 thousand over the same quarter in 2016 and (iii) an increase in stock option and stock grant expense of $574 thousand due to the stock option grant in June 2017.

All other categories of noninterest expense for the third quarter of 2017 totaled $19.82 million, an increase of $749 thousand compared to the same quarter in 2016. This increase primarily resulted from increases in operational and other losses of $548 thousand due to fraud and weather related losses and software amortization and expense of $252 thousand from the write-off of software costs as compared to the same period in 2016.

Total noninterest expense for the first nine months of 2017 was $129.89 million, an increase of $6.05 million, compared to $123.84 million in the same period of 2016. Our efficiency ratio for the first nine months of 2017 was 49.22%, compared to 49.09% from the same period in 2016.

Salaries and employee benefits for the first nine months of 2017 totaled $70.87 million, an increase of $3.20 million compared to the same period in 2016. The increase was primarily driven by (i) annual pay increases that were effective March 1, 2017 (ii) an increase in our profit sharing expense over the same period in 2016 and (iii) an increase in stock option and stock grant expense of $657 thousand due to the stock option grant in June 2017.

All other categories of noninterest expense for the first nine months of 2017 totaled $59.02 million, an increase of approximately $2.85 million, as compared to the same period in 2016. The increase primarily resulted from increases in operational and other losses of $1.19 million due to fraud and weather related losses, professional and services fees of $779 thousand and software amortization and expense of $756 thousand from the write-off of software costs as compared to the same period in 2016.

Table 4 - Noninterest Expense (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Salaries	$18,166	$320	$17,846	$54,022	$1,439	$52,583
Medical	2,125	(97)	2,222	6,201	(248)	6,449
Profit sharing	1,091	353	738	3,074	1,181	1,893
Pension	84	2	82	253	6	247
401(k) match expense	603	12	591	1,829	35	1,794
Payroll taxes	1,191	48	1,143	3,907	129	3,778
Stock option and stock grant expense	883	574	309	1,581	657	924

Total salaries and employee benefits	24,143	1,212	22,931	70,867	3,199	67,668

Net occupancy expense	2,711	39	2,672	8,081	195	7,886
Equipment expense	3,294	(126)	3,420	10,397	211	10,186
FDIC assessment fees	561	48	513	1,657	(498)	2,155
ATM, interchange and credit card expense	2,001	142	1,859	5,517	165	5,352
Professional and service fees	2,036	153	1,883	5,878	779	5,099
Printing, stationery and supplies	449	(87)	536	1,423	(81)	1,504
Operational and other losses	1,081	548	533	2,639	1,187	1,452
Amortization of intangible assets	143	(29)	172	477	(93)	570

Other:
Data processing fees	349	230	119	896	563	333
Postage	399	(7)	406	1,232	9	1,223
Advertising	894	(30)	924	2,649	(6)	2,655
Correspondent bank service charges	215	(25)	240	662	(64)	726
Telephone	737	(146)	883	2,303	(185)	2,488
Public relations and business development	633	(172)	805	1,997	(58)	2,055
Directors’ fees	387	86	301	1,125	125	1,000
Audit and accounting fees	385	(55)	440	1,246	(94)	1,340
Legal fees	331	(148)	479	1,429	(103)	1,532
Regulatory exam fees	296	15	281	880	32	848
Software amortization and expense	742	252	490	2,237	756	1,481
Travel	276	(56)	332	892	(46)	938
Courier expense	237	15	222	657	32	625
Other real estate	14	(20)	34	102	(74)	176
Other miscellaneous expense	1,650	122	1,528	4,648	100	4,548

Total other	7,545	61	7,484	22,955	987	21,968

Total Noninterest Expense	$43,964	$1,961	$42,003	$129,891	$6,051	$123,840

Balance Sheet Review

Loans. Our portfolio is comprised of loans made to businesses, professionals, individuals, and farm and ranch operations located in the primary trade areas served by our subsidiary bank. Real estate loans represent loans primarily for 1-4 family residences and commercial real estate. The structure of loans in the real estate mortgage area generally provides re-pricing intervals to minimize the interest rate risk inherent in long-term fixed rate loans. As of September 30, 2017, total loans held for investment were $3.47 billion, an increase of $114.92 million, as compared to December 31, 2016 balances. As compared to December 31, 2016, commercial loans increased $537 thousand, agricultural loans decreased $1.02 million, real estate loans increased $107.71 million, and consumer loans increased $7.69 million. Loans averaged $3.47 billion during the third quarter of 2017, an increase of $119.07 million from the prior year third quarter average balances. Loans averaged $3.42 billion during the nine-month period ended September 30, 2017, an increase of $99.77 million from the prior year nine-month average balances.

Table 5 - Composition of Loans (in thousands):

	September 30,		December 31,
	2017	2016	2016
Commercial	$674,947	$663,581	$674,410
Agricultural	83,005	84,716	84,021
Real estate	2,297,556	2,191,260	2,189,844
Consumer	416,719	398,236	409,032

Total loans held-for-investment	$3,472,227	$3,337,793	$3,357,307

At September 30, 2017, our real estate loans represent approximately 66.17% of our loan portfolio and are comprised of (i) 1-4 family residence loans of 45.83%, (ii) commercial real estate loans of 23.91%, generally owner occupied, (iii) other loans, which includes ranches, hospitals and universities, of 16.09%, (iv) residential development and construction loans of 7.88%, which includes our custom and speculation home construction loans and (v) commercial development and construction loans of 6.29%.

Loans held for sale, consisting of secondary market mortgage loans, totaled $19.12 million, $31.59 million, and $26.90 million at September 30, 2017 and 2016, and December 31, 2016 respectively, which are valued using the lower of cost or market method.

Asset Quality. Our loan portfolio is subject to periodic reviews by our centralized independent loan review group as well as periodic examinations by bank regulatory agencies. Loans are placed on nonaccrual status when, in the judgment of management, the collectability of principal or interest under the original terms becomes doubtful. Nonaccrual, past due 90 days or more and still accruing, and restructured loans plus foreclosed assets were $22.08 million at September 30, 2017, as compared to $34.94 million at September 30, 2016 and $29.00 million at December 31, 2016. As a percent of loans and foreclosed assets, these assets were 0.63% at September 30, 2017, as compared to 1.04% at September 30, 2016 and 0.86% at December 31, 2016. As a percent of total assets, these assets were 0.31% at September 30, 2017, as compared to 0.52% at September 30, 2016 and 0.43% at December 31, 2016. We believe the level of these assets to be manageable and are not aware of any material classified credits not properly disclosed as nonperforming at September 30, 2017.

Supplemental Oil and Gas Information. As of September 30, 2017, the Company’s exposure to the oil and gas industry totaled 1.99% of gross loans, or $69.43 million, down $9.05 million from December 31, 2016 year-end levels, and consisted (based on collateral supporting the loan) of (i) development and production loans of 2.65%, (ii) oil and gas field servicing loans of 6.91%, (iii) real estate loans of 40.77%, (iv) accounts receivable and inventory of 24.40% and (v) other of 25.27%. While the overall state of the Company’s oil and gas portfolio has improved, price fluctuations from the upper $40 to lower $50 continue to cause stress on several of our credits. The Company instituted additional monitoring procedures for these loans and classified, downgraded and charged-off loans as appropriate. The following oil and gas information is as of and for the quarters ended September 30, 2017 and 2016, and December 31, 2016:

	September 30,		December 31,
	2017	2016	2016
Oil and gas related loans	$69,433	$86,785	$78,483
Oil and gas related loans as a % of total loans	1.99%	2.58%	2.32%
Classified oil and gas related loans	21,817	$31,541	$32,518
Nonaccrual oil and gas related loans	1,569	5,140	4,092
Net charge-offs for oil and gas related loans for quarter/year then ended	—	104	1,145
Allowance for oil and gas related loans as a % of oil and gas loans	6.03%	5.60%	6.28%

Table 6 - Non-accrual, Past Due 90 Days or More and Still Accruing, Restructured Loans and Foreclosed Assets (in thousands, except percentages):

	September 30,		December 31,
	2017	2016	2016
Non-accrual loans*	$18,750	$33,712	$27,371
Loans still accruing and past due 90 days or more	257	107	284
Troubled debt restructured loans**	668	750	701

Nonperforming Loans	19,675	34,569	28,356
Foreclosed assets	2,401	369	644

Total nonperforming assets	$22,076	$34,938	$29,000

As a % of loans and foreclosed assets	0.63%	1.04%	0.86%
As a % of total assets	0.31%	0.52%	0.43%

* Includes $736 thousand, $1.85 million and $1.26 million of purchased credit impaired loans as of September 30, 2017 and 2016, and December 31, 2016, respectively.

** Other troubled debt restructured loans of $5.28 million, $7.51 million and $6.86 million, whose interest collection, after considering economic and business conditions and collection efforts, is doubtful are included in non-accrual loans at September 30, 2017 and 2016, and December 31, 2016, respectively.

We record interest payments received on non-accrual loans as reductions of principal. Prior to the loans being placed on non-accrual, we recognized interest income on impaired loans of approximately $790 thousand for the year ended December 31, 2016. If interest on these impaired loans had been recognized on a full accrual basis during the year ended December 31, 2016, such income would have approximated $2.90 million. Such amounts for the 2017 and 2016 interim periods were not significant.

Provision and Allowance for Loan Losses. The allowance for loan losses is the amount we determine as of a specific date to be appropriate to absorb probable losses on existing loans in which full collectability is unlikely based on our review and evaluation of the loan portfolio. For a discussion of our methodology, see note 5 to our notes to the consolidated financial statements (unaudited). The provision for loan losses was $1.42 million for the third quarter of 2017, as compared to $3.83 million for the third quarter of 2016. The provision for loan losses was $5.09 million for the nine-month period ended 2017 as compared to $8.22 million for the same period in 2016. The continued provision for loan losses in 2017 and 2016 reflects the growth in the loan portfolio, the continued levels of gross charge-offs and the effects related to Hurricane Harvey on the loan portfolio. As a percent of average loans, net loan charge-offs were 0.10% for the third quarter of 2017, as compared to 0.43% for the third quarter of 2016. As a percent of average loans, net loan charge-offs were 0.12% for the first nine months of 2017, as compared to 0.19% for the first nine months of 2016. The allowance for loan losses as a percent of loans was 1.37% as of September 30, 2017, as compared to 1.34% as of September 30, 2016 and 1.35% as of December 31, 2016. Included in Table 7 is further analysis of our allowance for loan losses.

Table 7 - Loan Loss Experience and Allowance for Loan Losses (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Allowance for loan losses at period-end	$47,922	$45,298	$47,922	$45,298
Loans held for investment at period-end	3,472,227	3,337,793	3,472,227	3,337,793
Average loans for period	$3,468,524	$3,349,458	$3,419,105	$3,319,337
Net charge-offs/average loans (annualized)	0.10%	0.43%	0.12%	0.19%
Allowance for loan losses/period-end loans	1.37%	1.34%	1.37%	1.34%
Allowance for loan losses/non-accrual loans, past due 90 days still accruing and restructured loans	243.57%	131.04%	243.57%	131.04%

Interest-Bearing Deposits in Banks. At September 30, 2017, our interest-bearing deposits in banks were $168.28 million compared to $119.04 million at September 30, 2016 and $50.28 million at December 31, 2016, respectively. At September 30, 2017, interest-bearing deposits in banks included $1.46 million invested in FDIC-insured certificates of deposit, $166.26 million maintained at the Federal Reserve Bank of Dallas and $556 thousand on deposit with the Federal Home Loan Bank of Dallas (“FHLB”).

Available-for-Sale and Held-to-Maturity Securities. At September 30, 2017, securities with a fair value of $2.89 billion were classified as securities available-for-sale. As compared to December 31, 2016, the available-for-sale portfolio at September 30, 2017 reflected (i) a decrease of $10.67 million in U.S. Treasury securities (ii) a decrease of $40.12 million in obligations of U.S. government sponsored enterprises and agencies, (iii) a decrease of $130.08 million in obligations of states and political subdivisions, (iv) a decrease of $32.84 million in corporate bonds and other, and (v) an increase of $238.35 million in mortgage-backed securities. Our mortgage related securities are backed by GNMA, FNMA or FHLMC or are collateralized by securities backed by these agencies.

See note 4 to the consolidated financial statements (unaudited) for additional disclosures relating to the investment portfolio at September 30, 2017 and 2016, and December 31, 2016.

Table 8 - Maturities and Yields of Available-for-Sale Securities Held at September 30, 2017 (in thousands, except percentages):

	Maturing
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
Available-for-Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of U.S. government sponsored enterprises and agencies	$33,038	1.16%	$40,550	1.47%	$—	—%	$—	—%	$73,588	1.33%
Obligations of states and political subdivisions	136,783	5.02	638,745	5.14	656,623	4.73	2,043	6.86	1,434,194	4.94
Corporate bonds and other securities	19,315	2.72	240	1.15	—	—	—	—	19,555	2.70
Mortgage-backed securities	18,469	2.31	1,062,189	2.24	227,721	2.64	49,767	2.80	1,358,146	2.33

Total	$207,605	3.95%	$1,741,724	3.28%	$884,344	4.19%	$51,810	2.96%	$2,885,483	3.60%

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

As of September 30, 2017, the investment portfolio had an overall tax equivalent yield of 3.60%, a weighted average life of 4.18 years and modified duration of 3.74 years.

Deposits. Deposits held by our subsidiary bank represent our primary source of funding. Total deposits were $5.70 billion as of September 30, 2017, as compared to $5.24 billion as of September 30, 2016 and $5.48 billion as of December 31, 2016. Table 9 provides a breakdown of average deposits and rates paid for the three and nine months periods ended September 30, 2017 and 2016.

Table 9 - Composition of Average Deposits (in thousands, except percentages):

	Three Months Ended September 30,
	2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,864,144	—%	$1,663,460	—%
Interest-bearing deposits:
Interest-bearing checking	1,878,400	0.31	1,688,540	0.11
Savings and money market accounts	1,378,258	0.14	1,230,111	0.09
Time deposits under $100,000	208,848	0.17	233,443	0.18
Time deposits of $100,000 or more	262,936	0.32	308,114	0.32

Total interest-bearing deposits	3,728,442	0.24%	3,460,208	0.13%

Total average deposits	$5,592,586		$5,123,668

	Nine Months Ended September 30,
	2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing deposits	$1,797,174	—%	$1,656,935	—%

Interest-bearing deposits:
Interest-bearing checking	1,882,295	0.25	1,712,095	0.11
Savings and money market accounts	1,410,824	0.13	1,146,368	0.07
Time deposits under $100,000	214,653	0.17	241,031	0.18
Time deposits of $100,000 or more	272,195	0.32	332,078	0.31

Total interest-bearing deposits	3,779,967	0.20	3,431,572	0.12%

Total average deposits	$5,577,141		$5,088,507

Borrowings. Included in borrowings were federal funds purchased, securities sold under repurchase agreements and advances from the FHLB of $351.44 million, $513.76 million and $445.77 million at September 30, 2017 and 2016 and December 31, 2016, respectively. Securities sold under repurchase agreements are generally with significant customers of the Company that require short-term liquidity for their funds for which we pledge certain securities that have a fair value equal to at least the amount of the borrowings. The average balance of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB were $524.36 million and $569.88 million in the third quarter of 2017 and 2016, respectively. The weighted average interest rates paid on these borrowings were 0.48% and 0.18% for the third quarters of 2017 and 2016, respectively. The average balances of federal funds purchased, securities sold under repurchase agreements and advances from the FHLB was $448.77 million and $573.46 million for the nine-month periods ended September 30, 2017 and 2016, respectively. The weighted average interest rate paid on these short-term borrowings was 0.29% and 0.19% for the first nine months of 2017 and 2016, respectively.

Capital Resources

We evaluate capital resources by our ability to maintain adequate regulatory capital ratios to do business in the banking industry. Issues related to capital resources arise primarily when we are growing at an accelerated rate but not retaining a significant amount of our profits or when we experience significant asset quality deterioration.

Total shareholders’ equity was $906.56 million, or 12.93% of total assets at September 30, 2017, as compared to $867.94 million, or 12.98% of total assets at September 30, 2016 and $837.89 million, or 12.30% of total assets at December 31, 2016. Included in shareholders’ equity at September 30, 2017 and 2016 and December 31, 2016, were $38.95 million, $68.31 million and $21.49 million, respectively, in unrealized gains on investment securities available-for-sale, net of related income taxes. For the third quarter of 2017, total shareholders’ equity averaged $899.71 million, or 12.73% of average assets, as compared to $869.24 million, or 13.10% of average assets, during the same period in 2016. For the nine months ended September 30, 2017, total shareholders’ equity averaged $874.28 million, or 12.58%, as compared to $846.13 million or 12.87% of total assets during the same period in 2016.

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

As of September 30, 2017 and 2016, and December 31, 2016, we had a total capital to risk-weighted assets ratio of 19.54%, 18.28% and 18.45%, a Tier 1 capital to risk-weighted assets ratio of 18.35%, 17.12% and 17.30%; a common equity Tier 1 to risk-weighted assets ratio of 18.35%, 17.12% and 17.30% and a leverage ratio of 10.84%, 10.60% and 10.71%, respectively. The regulatory capital ratios as of September 30, 2017 and 2016, and December 31, 2016 were calculated under Basel III rules. There is no threshold for well-capitalized status for bank holding companies.

As of September 30, 2017 and 2016, and December 31, 2016, the regulatory capital ratios of the Company and Bank under the Basel III regulatory capital framework are as follows:

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of September 30, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets:
Consolidated	$794,388	19.54%	$376,053	9.25%	$426,872	10.50%	—	N/A
First Financial Bank, N.A	$693,155	17.10%	$375,032	9.25%	$425,712	10.50%	$405,440	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$745,856	18.35%	$294,745	7.25%	$345,563	8.50%	—	N/A
First Financial Bank, N.A	$644,623	15.90%	$293,944	7.25%	$344,624	8.50%	$324,352	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$745,856	18.35%	$233,763	5.75%	$284,581	7.00%	—	N/A
First Financial Bank, N.A	$644,623	15.90%	$233,128	5.75%	$283,808	7.00%	$263,536	6.50%

Leverage Ratio:
Consolidated	$745,856	10.84%	$275,265	4.00%	$275,265	4.00%	—	N/A
First Financial Bank, N.A	$644,623	9.40%	$274,314	4.00%	$274,314	4.00%	$342,893	5.00%

	Actual		Minimum Capital Required Under Basel III Phase-In		Minimum Capital Required-Basel III Fully Phased-In		Required to be Considered Well- Capitalized
As of September 30, 2016:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets
Consolidated	$723,248	18.28%	$341,309	8.625%	$415,506	10.50%	—	N/A
First Financial Bank, N.A	$629,168	15.94%	$340,429	8.625%	$414,436	10.50%	$394,701	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$677,289	17.12%	$262,165	6.625%	$336,362	8.50%	—	N/A
First Financial Bank, N.A	$583,209	14.78%	$261,489	6.625%	$335,496	8.50%	$315,760	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	$677,289	17.12%	$202,807	5.125%	$277,004	7.00%	—	N/A
First Financial Bank, N.A	$583,209	14.78%	$202,284	5.125%	$276,290	7.00%	$256,555	6.50%

Leverage Ratio
Consolidated	$677,289	10.60%	$255,659	4.00%	$255,659	4.00%	—	N/A
First Financial Bank, N.A	$583,209	9.16%	$254,799	4.00%	$254,799	4.00%	$318,499	5.00%

As of December 31, 2016:
Total Capital to Risk-Weighted Assets:
Consolidated	$739,959	18.45%	$345,827	8.625%	$421,007	10.50%	—	N/A
First Financial Bank, N.A	$633,403	15.84%	$344,930	8.625%	$419,915	10.50%	$399,919	10.00%

Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$693,584	17.30%	$265,635	6.625%	$340,815	8.50%	—	N/A
First Financial Bank, N.A	$587,028	14.68%	$264,946	6.625%	$339,931	8.50%	$319,935	8.00%

Common Equity Tier 1 Capital to Risk-Weighted Assets:
Consolidated	$693,584	17.30%	$205,491	5.125%	$280,671	7.00%	—	N/A
First Financial Bank, N.A	$587,028	14.68%	$204,959	5.125%	$279,943	7.00%	$259,947	6.50%

Leverage Ratio:
Consolidated	$693,584	10.71%	$258,978	4.00%	$258,978	4.00%	—	N/A
First Financial Bank, N.A	$587,028	9.10%	$257,941	4.00%	$257,941	4.00%	$322,426	5.00%

We have performed a preliminary assessment using the regulatory capital estimation tool made available by the OCC and believe the Company and Bank are prepared to meet the new requirements upon full adoption of Basel III that will be effective December 31, 2019.

In connection with the adoption of the Basel III regulatory capital framework, our subsidiary bank made the election to continue to exclude most accumulated other comprehensive income (“AOCI”) from capital in connection with its quarterly financial filing and, in effect, to retain the AOCI treatment under the prior capital rules.

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

As of September 30, 2017, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 0.80% and 2.33%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 3.89% relative to the current financial statement structure over the next twelve months. We consider the likelihood of a decrease in interest rates beyond 100 basis points as of September 30, 2017 remote given the Federal Reserves proposed rate increase. Our model simulation as of September 30, 2017 indicates that our balance sheet is more liability sensitive in the short-term categories. These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics on specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

Should we be unable to maintain a reasonable balance of maturities and repricing of our interest-earning assets and our interest-bearing liabilities, we could be required to dispose of our assets in an unfavorable manner or pay a higher than market rate to fund our activities. Our asset liability committee oversees and monitors this risk.

Liquidity

Liquidity is our ability to meet cash demands as they arise. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument. Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. Liquid assets include cash, federal funds sold, and short-term investments in time deposits in banks. Liquidity is also provided by access to funding sources, which include core depositors and correspondent banks that maintain accounts with and sell federal funds to our subsidiary bank. Other sources of funds include our ability to borrow from short-term sources, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB (see below) and an unfunded $25.00 million revolving line of credit established with Frost Bank, a nonaffiliated bank, which matures in June 2019 (see next paragraph). Our subsidiary bank also has federal funds purchased lines of credit with two non-affiliated banks totaling $130.00 million. At September 30, 2017, no amounts were drawn on these lines of credit. Our subsidiary bank also has available a line of credit with the FHLB totaling $1.18 billion, at September 30, 2017, secured by portions of our loan portfolio and certain investment securities. At September 30, 2017, the Company did not have any balances outstanding under this line of credit.

The Company renewed its loan agreement, effective June 30, 2017, with Frost Bank. Under the loan agreement, as renewed and amended, we are permitted to draw up to $25.00 million on a revolving line of credit. Prior to June 30, 2019, interest is paid quarterly at The Wall Street Journal Prime Rate and the line of credit matures June 30, 2019. If a balance exists at June 30, 2019, the principal balance converts to a term facility payable quarterly over five years and interest is paid quarterly at our election at The Wall Street Journal Prime Rate plus 50 basis points or LIBOR plus 250 basis points. The line of credit is unsecured. Among other provisions in the credit agreement, we must satisfy certain financial covenants during the term of the loan agreement, including, without limitation, covenants that require us to maintain certain capital, tangible net worth, loan loss reserve, non-performing asset and cash flow coverage ratios. In addition, the credit agreement contains certain operational covenants, which among others, restricts the payment of dividends above 55% of consolidated net income, limits the incurrence of debt (excluding any amounts acquired in an acquisition) and prohibits the disposal of assets except in the ordinary course of business. Since 1995, we have historically declared dividends as a percentage of our consolidated net income in a range of 37% (low) in 1995 to 53% (high) in 2003 and 2006. The Company was in compliance with the financial and operational covenants at September 30, 2017. There was no outstanding balance under the line of credit as of September 30, 2017 or December 31, 2016.

In addition, we anticipate that future acquisitions of financial institutions, expansion of branch locations or offerings of new products could also place a demand on our cash resources. Available cash and cash equivalents at our parent company which totaled $72.19 million at September 30, 2017, investment securities which totaled $8.58 million at September 30, 2017 and mature over 6 to 13 years, available dividends from our subsidiaries which totaled $170.03 million at September 30, 2017, utilization of available lines of credit, and future debt or equity offerings are expected to be the source of funding for these potential acquisitions or expansions.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed potentially problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs. As of September 30, 2017, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. Given the strong core deposit base and relatively low loan to deposit ratios maintained at our subsidiary bank, we consider our current liquidity position to be adequate to meet our short-term and long-term liquidity needs. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.

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

Table 10 - Commitments as of September 30, 2017 (in thousands):

Total Notional Amounts Committed
Unfunded lines of credit	$519,764
Unfunded commitments to extend credit	267,856
Standby letters of credit	32,649

Total commercial commitments	$820,269

We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

Parent Company Funding. Our ability to fund various operating expenses, dividends, and cash acquisitions is generally dependent on our own earnings (without giving effect to our subsidiaries), cash reserves and funds derived from our subsidiaries. These funds historically have been produced by intercompany dividends and management fees that are limited to reimbursement of actual expenses. We anticipate that our recurring cash sources will continue to include dividends and management fees from our subsidiaries. At September 30, 2017, approximately $170.03 million was available for the payment of intercompany dividends by our subsidiaries without the prior approval of regulatory agencies. Our subsidiaries paid aggregate dividends of $29.00 million and $25.60 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

Dividends. Our long-term dividend policy is to pay cash dividends to our shareholders of approximately 40% of annual net earnings while maintaining adequate capital to support growth. We are also restricted by a loan covenant within our line of credit agreement with Frost Bank to dividend no greater than 55% of net income, as defined in such loan agreement. The cash dividend payout ratios have amounted to 43.99% and 43.98% of net earnings for the first nine months of 2017 and 2016, respectively. Given our current capital position and projected earnings and asset growth rates, we do not anticipate any significant change in our current dividend policy.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal financial officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

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

Item 1A.	Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A. of the Company’s 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

2.1	—

Agreement and Plan of Reorganization, dated October 12, 2017, by and among First Financial Bankshares, Inc., Kingwood Merger Sub, Inc., and Commercial Bancshares, Inc. (schedules have been omitted pursuant to Item 601 (b)(2) of Regulation S-K) ( incorporated by reference from Exhibit 2.1 to Registrant’s Form 8-K filed October 12, 2017).

3.1	—	Amended and Restated Certificate of Formation (incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K filed April 28, 2015).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K filed January 24, 2012).

4.1	—	Specimen certificate of First Financial Common Stock (incorporated by reference from Exhibit 3 of the Registrant’s Amendment No. 1 to Form 8-A filed on Form 8-A/A No. 1 on January 7, 1994).

10.1	—	2002 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q filed May 4, 2010)++

10.2	—	2012 Incentive Stock Option Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 1, 2012).++

10.3	—	Loan agreement dated June 30, 2013, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed July 1, 2013).

10.4	—	First Amendment to Loan Agreement, dated June 30, 2015, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2015).

10.5	—	2015 Restricted Stock Plan (incorporated by reference from Appendix A of the Registrant’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed March 2, 2015).++

10.6	—	Form of Executive Recognition Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed August 26, 2016).++

10.7	—	Second Amendment to Loan Agreement, dated June 30, 2017, between First Financial Bankshares, Inc. and Frost Bank (incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2017).

31.1	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer of First Financial Bankshares, Inc.*

31.2	—	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer of First Financial Bankshares, Inc.*

32.1	—	Section 1350 Certification of Chief Executive Officer of First Financial Bankshares, Inc.+

32.2	—	Section 1350 Certification of Chief Financial Officer of First Financial Bankshares, Inc.+

101.INS	—	XBRL Instance Document.*

101.SCH	—	XBRL Taxonomy Extension Schema Document.*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

FIRST FINANCIAL BANKSHARES, INC.

Date: October 31, 2017	By:	/s/ F. Scott Dueser
F. Scott Dueser
President and Chief Executive Officer

Date: October 31, 2017	By:	/s/ J. Bruce Hildebrand
J. Bruce Hildebrand
Executive Vice President and
Chief Financial Officer